Form 10-K
period 1993-11-27
HILLENBRAND INDUSTRIES INC
filed 1994-02-24
CIK 47518

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended November 27, 1993           Commission File No. 1-6651

                          HILLENBRAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   INDIANA                             35-1160484
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

           700 STATE ROUTE 46 EAST
             BATESVILLE, INDIANA                       47006-9166
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (812) 934-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of Each Class        Name of Each Exchange on Which Registered
  ------------------------------   -----------------------------------------
  COMMON STOCK, WITHOUT PAR VALUE           NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    Yes ____X____                 No ________
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

          Common Stock, without par value - $1,307,544,000 as of February 9, 1994 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common Stock, without par value - 71,515,261 as of February 9, 1994.

     DOCUMENTS INCORPORATED BY REFERENCE.

          Portions of the 1994 Proxy Statement furnished to Shareholders - Parts I and III.
          Portions of the 1992 Proxy Statement furnished to Shareholders - Part IV.

===============================================================================

                          HILLENBRAND INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                NOVEMBER 27, 1993
                                TABLE OF CONTENTS


                                                                    PAGE
                                     PART I

     Item 1.   Business                                               1
     Item 2.   Properties                                             7
     Item 3.   Legal Proceedings                                      7
     Item 4.   Submission of Matters to a Vote
               of Security Holders                                    7


                                     PART II

     Item 5.   Market for Registrant's Common
               Equity and Related Stockholder
               Matters                                                8
     Item 6.   Selected Financial Data                                8
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                          9
     Item 8.   Financial Statements and Supplementary
               Data                                                   15
     Item 9.   Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                                   35


                                    PART III

     Item 10.  Directors and Executive Officers
               of the Registrant                                      35
     Item 11.  Executive Compensation                                 35
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                       35
     Item 13.  Certain Relationships and Related
               Transactions                                           35


                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                35


                                SIGNATURES                            42

                                     PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its six major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries. Hillenbrand is organized into two business segments: Funeral Services and Health Care. The Funeral Services Segment consists of Batesville Casket Company, Inc., a manufacturer of caskets, and Forecorp, Inc., a provider of funeral planning insurance products. The Health Care Segment consists of Hill-Rom Company, Inc. a manufacturer of equipment for hospitals; SSI Medical Services, Inc., a provider of wound care, pulmonary/trauma and incontinence management services; Block Medical, Inc., a provider of home infusion therapy products; and Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use. (Medeco does not directly serve the health care industry but is included in the Health Care Segment due to its relative size.)

FUNERAL SERVICES

     Batesville Casket Company, Inc. ("Batesville") an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze and hardwood caskets, including caskets for the cremation market. In addition to caskets, Batesville sells a line of urns used in cremations. All Batesville metal caskets are protective caskets which are electrically welded and made resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.
     Batesville Monoseal-R- steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville caskets.
     Batesville hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective.
     Batesville caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada and Puerto Rico. Batesville maintains an inventory of caskets at 68 company-operated Customer Service Centers in North America. Batesville caskets are delivered in specially equipped vehicles owned by Batesville.
     In December 1993, Batesville acquired Industrias Arga, S.A. de C.V., a casket manufacturer in Mexico.
     Forecorp, Inc., which was founded in 1985, and its subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve the country's largest network of funeral planning professionals with marketing support for Forethought-R- funeral plans funded by life insurance policies. This specialized funeral planning product is offered through licensed funeral homes. Customers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the funeral services and merchandise when needed. With funds provided by a life insurance policy from Forethought Life Insurance Company, the Forethought program offers inflation protection by enabling the funeral home to guarantee that the planned funeral will be available as specified.
     Certificates of authority to sell life insurance have been obtained in forty-eight (48) states, Puerto Rico and the District of Columbia. Forethought Life Insurance products are available through a network of over 5,000 independent funeral homes in forty-one (41) of these jurisdictions.

HEALTH CARE

     Hill-Rom Company, Inc. ("Hill-Rom"), an Indiana corporation headquartered in Batesville, Indiana, has been in the hospital equipment business since its founding in 1929. Hill-Rom is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture and architectural systems specifically designed to meet the needs of medical-surgical, critical care and perinatal providers.
     The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, recovery rooms and labor and delivery rooms. Other Hill-Rom products include sideguard communications, wood finished bedside cabinets, adjustable height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms.
     Hill-Rom products are sold directly to hospitals throughout the United States and Canada by Hill-Rom account executives. Most Hill-Rom products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also operates a Canadian division which distributes Hill-Rom products, principally in Canada, and a German subsidiary which distributes Hill-Rom products throughout Europe. Hill-Rom also sells its domestically produced products through distributorships throughout the world.
     In 1991, Hill-Rom acquired Le Couviour, a French company which manufactures a variety of mechanically, hydraulically and electrically controlled beds and patient room furniture. Its products are sold directly to hospitals and nursing homes throughout Europe.
     In February 1994, Hill-Rom completed the acquisition of L. & C. Arnold A.G., of Schorndorf/Kempen in western Germany. Arnold is one of the oldest and largest manufacturers of hospital beds in Germany.
     SSI Medical Services, Inc. ("SSI"), headquartered in Charleston, South Carolina, was acquired by Hillenbrand in 1985 and is known to the medical community as Support Systems International.
     SSI is engaged in the manufacture of therapy beds and support surfaces and the rental of these products in the wound care, pulmonary/trauma and incontinence management markets. Clinical support for SSI products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from SSI Service Centers.
     Within the wound care market, CLINITRON-R- Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber.
     SSI also offers low airloss therapy through its RESTCUE-R- and FLEXICAIR-R- units. Low airloss support is achieved by distributing air through cushions specially designed to allow some of the air to escape slowly. The advent of the RESTCUE bed in 1989 marked SSI's entry into the pulmonary/trauma market by incorporating three low airloss modes of operation into an integrated system. In 1992, SSI introduced the RESTCUE-R- CC-TM-therapy unit which provides two additional modes of operation. The RESTCUE-R-CC-TM- is the only unit on the market with five modes of operation on one self-contained hospital bed. FLEXICAIR low airloss therapy is provided for pressure sore prevention and wound treatment when ambulation is a priority or continuous head elevation is desired. The FLEXICAIR unit, which includes a Hill-Rom bed frame unit, regulates air pressure in five zones corresponding to patient body areas.
     Also in 1992, SSI introduced the CLENSICAIR-R- Incontinence Management System. This innovative unit combines SSI's pressure-relieving low airloss therapy with a breakthrough design for managing incontinence and patient cleansing needs.
     Other SSI wound care products include the ACUCAIR-R- Continuous Air Flow System and the CLINISERT-R- Pressure Relief System. Both are offered as more effective alternatives to conventional overlays and mattresses.
     SSI therapy systems are made available to hospitals, long-term care facilities and the home environment on a rental basis through over 150 Service Centers located in the United States, Canada and Western Europe.
     In May 1993, SSI purchased certain assets of The Mediscus Group, Inc. of Akron, Ohio, which was engaged in business similar to SSI.

     Block Medical, Inc. ("Block"), a Delaware corporation, is headquartered in Carlsbad, California and was acquired by Hillenbrand in 1991. Its manufacturing operations were moved to Mexico in December of 1993. Block is a manufacturer of home infusion products for antibiotic, nutritional, chemotherapy and other drug therapies, including HOMEPUMP-TM-, a disposable infusion pump, and VERIFUSE-TM-, an ambulatory electronic infusion pump. HOMEPUMP, which can be carried in a pocket or specially designed pouch, provides a simple and convenient way for patients to administer their medication with minimum disruption of their lives. VERIFUSE is a computerized electronic infusion pump that is designed to handle more complex infusion medications while enabling the patient to be ambulatory. It is programmed through the use of a built-in bar-code scanner and is capable of delivering four infusion therapies.
     Block's products are sold to homecare providers throughout the United States and internationally by a direct sales force and through distributors.
     Medeco Security Locks, Inc. ("Medeco"), founded in 1968, was purchased by Hillenbrand in 1984. Medeco manufactures and sells a wide variety of deadbolts, padlocks, switch locks, camlocks, electro-mechanical and other special purpose locks for the high security market. Medeco's double locking mechanism provides a higher level of security than is achievable by more common, single locking devices. Medeco locks are primarily constructed of brass and hardened steel and are manufactured in its Salem, Virginia plant.
     In 1991, Medeco created the Medeco Security Electronics (MSE) division and entered the electronic high security market with two innovative products.
INSITE VLS-TM- replaces the thousands of mechanical keys used in pay telephone and vending machine collection. The INSITE SITEKEY-TM- provides the state-of-the-art in electronic door security.
     Medeco products are sold domestically and internationally by its sales organization to locksmith supply distributors, original equipment manufacturers and government agencies. Original equipment applications include vending machines, pay telephones, safe and lock boxes, computer equipment, coin-operated laundry machines and communications security devices.
     Hill-Rom and SSI generate the predominant share of the Health Care segment's revenues and operating profit. Hill-Rom is the larger of these two companies. Medeco and Block had an immaterial effect on the operating results of this segment in 1992 and 1993.

OTHER

     On August 30, 1993, the Company sold its luggage business, American Tourister, Inc., to Astrum International Corp. The results of American Tourister, Inc., representing a substantial portion of the previously reported Durables Segment, have been reported separately as discontinued operations in the Statement of Consolidated Income, with prior periods restated to conform to the current presentation.


BUSINESS SEGMENT INFORMATION

     The amounts of net revenues, operating profit and identifiable assets attributable to each of the industry segments of the Company are set forth in tables relating to operations by business segment in Note 6 to Consolidated Financial Statements, which statements are included under Item 8.


RAW MATERIALS

FUNERAL SERVICES

     Batesville employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets. These materials are available from several sources.

HEALTH CARE

     Principal materials used in Hill-Rom and SSI products include steel, aluminum, stainless steel, wood, high pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically operated beds and certain other components are purchased from one or more manufacturers.
Block uses thermo-plastic materials, elastomeric membranes, electronic components, miniature electric motors, machined metal parts and other materials, substantially all of which are available from multiple sources.
     Medeco uses brass, hardened steel and other metals, substantially all of which are available from several sources.

COMPETITION

FUNERAL SERVICES

     Batesville believes its dollar volume of sales of finished caskets is the largest in the United States. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies that also manufacture and/or sell caskets over a wide geographic area. There are, however, throughout the United States many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area.
     Forecorp, Inc. competes on the basis of service to its customers and products offered. Forethought Life sells its products in competition with local and state trusts for pre-need funeral planning as well as other life insurance companies. Forethought Life believes it is the leading provider of insurance funded pre-arranged funerals in the United States.

HEALTH CARE

     Hill-Rom competes on the basis of product quality and performance, service to its customers and price. Hill-Rom believes it is the market share leader of electrically operated hospital beds. Hill-Rom sells its products in competition with products of approximately ten (10) other manufacturers, some of which have larger financial resources and sell a broader line of products.
     SSI competes on the basis of service to its customers and product quality. There are other companies which provide low airloss and other methods of patient support and patient relief.
     Block competes on the basis of product innovation and quality coupled with attention to customer service. Block believes it is the market leader in providing new innovations to the alternative site health care market, even though several competitors have larger financial resources.
     Medeco competes on the basis of product quality and performance, and service to its customers. Medeco believes it is the market share leader in the mechanical high security lock market; however, other lock manufacturers produce a broader product line and have larger financial resources. Medeco believes that its patents and channels of distribution are important to its business.


RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored and, for new products, amounted to approximately $22,270,000 in 1993, $20,321,000 in 1992, and $14,634,000 in 1991. Additionally, $8,089,000 was spent in 1993,
$7,689,000 in 1992, and $7,974,000 in 1991 on research and development pertaining to the improvement of existing products. The above amounts exclude expenditures relative to discontinued operations.

PATENTS AND TRADEMARKS

     The Company owns a number of patents on its products and manufacturing processes which are of importance to it, but it does not believe that any single patent or related group of patents are of material significance to the business of the Company as a whole.
     The Company also owns a number of trademarks and service marks relating to its products and product services which are of importance to it, but it does not believe that any single trademark or service mark is of material significance to the business of the Company as a whole.




EMPLOYEES

     As of January 18, 1994, the Company employed approximately 9,800 persons in its operations in the United States, Canada and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $5,000,000. The Company has provided adequate reserves in its financial statements for these matters. Compliance with other current governmental provisions relating to protection of the environment also does not materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.


FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 6 to Consolidated Financial Statements, which statements are included under Item 8.
     The Company's export revenues constituted less than 10% of consolidated revenues in 1993 and prior years.


ORDER BACKLOG

     Order backlogs are immaterial to the Company and there was no material change in backlogs during 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT


     W August Hillenbrand, 53, was elected Chief Executive Officer of the Company on April 11, 1989 and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.


     Lonnie M. Smith, 49, was elected Senior Executive Vice President, effective January 1, 1982. From 1978 through 1981, he held the position of Executive Vice President of American Tourister, Inc. From 1976 to 1978, he was Senior Vice President of Strategic Planning for the Company. Prior to that he was employed by the Boston Consulting Group, business consultants.


     Tom E. Brewer, 55, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983 and Treasurer on September 6, 1991. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.


     George E. Brinkmoeller, 58, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.


     Mark R. Lindenmeyer, M.D., 47, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He has been employed by the Company since August 18, 1986 as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a practicing physician since 1986 and a licensed attorney since 1972.


     Brian J. Leitten, 44, was elected Vice President, Corporate Development and Technology on November 4, 1991. He has been employed by the Company since September 1, 1983, serving as Intellectual Property Counsel and, since 1986, Director, Corporate Development and Technology. Prior to joining the Company he was a partner with the Washington, D.C. law firm of Burns, Doane, Swecker & Mathis.


     David L. Robertson, 48, has been employed by the Company since November 15, 1982, and was elected Vice President of Human Resources on January 25, 1983.
For the prior ten years, he was employed by the Olin Corporation, most recently as Corporate Director of Human Resources.


     Bradley K. Reedstrom, 32, was elected Vice President, Corporate Planning on December 1, 1991. He has been employed by the Company since June 13, 1985, serving in various capacities in the Corporate Planning department, most recently as Director.


     James D. Van De Velde, 47, was elected Vice President, Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse.


     Robyn P. Washburn, 38, was elected Vice President, Continuous Improvement on April 9, 1991. Prior to that, he served as Vice President, Corporate Planning, and has been employed by the Company since May 10, 1982.

ITEM 2.  PROPERTIES


     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through Government Issued Bonds (see Note 3 to the Consolidated Financial Statements). All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.


    LOCATION                    DESCRIPTION               PRIMARY USE
    --------                    -----------               -----------

HEALTH CARE AND OTHER:

*  Batesville, IN          Manufacturing plant and   Manufacture of hospital
                              distribution facility     equipment
                           Office facilities         Administration
   Charleston, SC          Office facility and       Administration and
                              assembly plant            assembly of therapy
                                                        units
   Kempen and Schorndorf,  Manufacturing plants and  Manufacture of hospital and
      Germany                 office facilities         nursing home equipment
   Pluvigner, France       Manufacturing plant and   Manufacture of hospital
                              office facility           equipment
   Salem, VA               Manufacturing plant and   Manufacture of mechanical
                              office facility           and electronic locks

FUNERAL SERVICES:

   Batesville, IN          Manufacturing plants      Manufacture of metal
                                                        caskets
                           Office facilities         Administration
   Manchester, TN          Manufacturing plants      Manufacture of metal
                                                        caskets
   Campbellsville, KY      Manufacturing plant       Manufacture of metal
                                                        caskets
   Vicksburg, MS           Kiln drying and lumber    Drying and dimensioning
                              cutting plant             lumber
*  Batesville, MS          Manufacturing plant       Manufacture of hardwood
                                                        caskets
   Nashua, NH              Manufacturing plant       Manufacture of hardwood
                                                        caskets

     In addition to the foregoing, the Company leases or owns a number of warehouse distribution centers and sales offices throughout the United States and Europe.

ITEM 3.   LEGAL PROCEEDINGS

     Hill-Rom was recently notified that it is part of an investigation into the hospital bed industry by the Antitrust Division of the Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigation Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. The Company is cooperating with the DOJ in its investigation. Although the Company believes that it is not in violation of any antitrust law or statute and expects no material, adverse financial effect, it is impossible to predict with certainty when the investigation will be concluded, what the outcome of the investigation will be and what effect, if any, the outcome might have on the Company's financial condition or results of operations.
     There is no other pending litigation of a material nature in which the Company or its subsidiaries are involved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders for the quarter ended November 27, 1993.

                        PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


MARKET INFORMATION

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1993 and 1992.


                                    1993                     1992
                              -----------------        -----------------
                                High      Low            High      Low
                                ----      ---            ----      ---
          First Quarter       $43 1/2   $38 1/2        $39 1/4   $29 1/4
          Second Quarter      $48 5/8   $41 7/8        $43 5/8   $34 3/8
          Third Quarter       $45 1/2   $38 1/4        $42       $34 3/8
          Fourth Quarter      $41 7/8   $36 1/2        $42       $37 1/2


HOLDERS

          On January 18, 1994, there were approximately 27,000 holders of the Company's common stock.


DIVIDENDS

          The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.45 ($.1125 per quarter) in 1993 and $.35 ($.0875 per quarter) in 1992 were paid on each share of common stock outstanding. Cash dividends will be $.57 ($.1425 per quarter) in 1994.


ITEM 6.   SELECTED FINANCIAL DATA

          The following table presents selected consolidated financial data of Hillenbrand Industries, Inc. for fiscal years 1989 through 1993.




                                  1993           1992           1991           1990           1989
                                  ----           ----           ----           ----           ----
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

Net revenues                  $1,447,913     $1,303,062     $1,084,487       $981,928       $872,003

Income from continuing
   operations                   $132,486       $111,165        $89,985        $72,081        $63,629

Income from continuing
   operations per share            $1.86          $1.55          $1.23           $.97           $.86

Total assets                  $2,270,747     $1,935,207     $1,532,160     $1,268,885     $1,044,799

Long-term debt                  $107,887       $185,081       $103,589       $108,119       $113,440

Cash dividends per share            $.45           $.35           $.29           $.28           $.25


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto. The discussion of results of operations excludes the results of the Company's luggage business, American Tourister, Inc., which was sold on August 30, 1993. The results of American Tourister, previously combined with Medeco Security Locks to form the Durables segment, have been reported separately as discontinued operations in the Statement of Consolidated Income. Results for American Tourister represented a substantial portion of the Durables segment as previously reported. Results for Medeco are now included in the Health Care segment (which also includes Hill-Rom, SSI and Block) due to Medeco's relative size. The Funeral Services segment includes Batesville Casket and Forethought. Results for prior years have been restated to conform to the current presentation.


RESULTS OF OPERATIONS

1993 COMPARED WITH 1992

Net revenues increased $144.9 million, or 11.1%, to $1.4 billion in 1993. This represents the twenty-second consecutive annual increase in revenues since the Company's initial public offering in 1971. Operating profit of $234.3 million and income from continuing operations of $132.5 million were, respectively, 19.0% and 19.2% higher than in 1992. Fourth quarter 1993 results reflect the $11.6 million net gain on the sale of American Tourister and the $14.0 million write-down of goodwill relative to the acquisition of Block Medical in 1991. First quarter 1992 net income includes the $10.7 million favorable effect of the change in method of accounting for income taxes. Excluding these non-recurring items, total year net income (including the net income (loss) from discontinued operations in both years) increased 40.5% in 1993.
     Net revenues in the Health Care segment increased $84.7 million, or 10.7%, to $875.7 million in 1993. This growth was lead by Hill-Rom, which recorded increased sales of electric beds (primarily the Advance-R- series), the Affinity-TM- birthing bed and refurbished hospital equipment, as well as higher sales in Europe and Canada. Revenue growth at SSI was driven by increased units in use in its acute care, long-term care and home care markets. SSI's European revenues were down, despite growth in units in use, due to strong price competition in that market. The acquisition of certain assets of The Mediscus Group in May 1993 contributed marginally to SSI's overall revenue growth. Although Block Medical's sales continue to be disappointing, sales of the Verifuse-R- ambulatory electronic pump and its disposable administration sets increased in 1993. Sales of Homepump-R-disposable infusion pumps were down slightly in 1993, but improved steadily during the second half of the year. At Medeco, sales of telephone locks (mechanical and electric) and door security products increased due to strong market acceptance of new product offerings and positive consumer spending.
     Net revenues in the Funeral Services segment increased $60.2 million, or 11.8%, to $572.2 million in 1993. Net sales at Batesville Casket were higher due to increased unit shipments (including the marginal effect of acquired distributors), successful new product introductions (including a line of cremation products), improved product mix, and a moderate price increase. Forethought's revenue continued its strong growth pattern in 1993 although, as anticipated, at a rate slightly lower than in prior years. Investment income was up due to a larger invested asset base, partially offset by lower yields. Earned premium revenue was higher due to increased policies in force, year over year.
     The growth in consolidated operating profit of 19.0% compared with consolidated revenue growth of 11.1% reflects the improvement in cost of revenues as a percentage of revenues from 51.8% in 1992 to 51.6% in 1993, and the improvement in administrative, distribution and selling expenses as a percentage of revenues from 33.1% in 1992 to 32.2% in 1993. Operating profit in the Health Care segment of $132.7 million in 1993 was $16.3 million, or 14.0%, higher than in 1992. Hill-Rom's profit margins were negatively affected by continued growth in European operations (which generally realize lower margins), increased refurbished equipment sales and higher sales discounts in the U.S. and Canada. These factors were largely offset by improved efficiency, productivity and cost control in all operations. Improved operating results at SSI reflected increased therapy unit utilization, the benefits of the field operations reorganization in 1991, and lower depreciation expense associated with the Company's acquisition of SSI in 1985. The results of SSI's international operations were negatively affected by a very strong competitive environment. While Block is not currently contributing to the profitability of the Health Care segment, it continues to improve its products and operations.
In the fourth quarter of 1993 the Company reassessed its investment in Block, which was acquired at the end of fiscal year 1991. Based on Block's operating results in 1992 and 1993 and management's current expectations regarding Block's future earnings and cash flow, the Company recorded a charge of $14.0 million to reduce the carrying value of the goodwill related to the Block acquisition.
This charge is reflected in administrative, distribution and selling expenses. Without this non-recurring charge, operating profit in the Health Care segment would have increased $30.3 million, or 26.0%, in 1993. Medeco's margins continue to improve due to increases in productivity and efficiency.
     Operating profit in the Funeral Services segment of $114.6 million was up $16.5 million, or 16.9%, from 1992. Batesville Casket's results were enhanced by improved manufacturing, distribution and administrative efficiencies. Increased sales of higher value products also contributed to Batesville's improved margins. Forethought's profitability was favorably affected by higher investment income, higher insurance in force and the leveraging of fixed administrative expenses.
     Unassigned corporate administrative expenses declined $4.6 million, or 26.1%, due primarily to lower incentive compensation accruals. Compensation earned under provisions of the performance compensation plan (approved by shareholders on April 7, 1992) in 1992 and 1993, based on the performance of certain subsidiaries and the Company in those years, was accrued primarily in 1992. This factor also positively affected the comparative operating results of both business segments.
     Other expense, net, of $276 thousand was $6.0 million less than in 1992. This change was due to favorable foreign currency transaction experience in 1993 relative to 1992 and lower net expenses associated with the Company's corporate-owned life insurance program.
     The effective income tax rate on income from continuing operations increased from 37.5% in 1992 to 40.2% in 1993 primarily as the result of a corporate income tax rate increase enacted retroactive to January 1, 1993 as part of the 1993 tax legislation and the write-down of Block goodwill, which cannot be deducted for tax purposes. This increase was partially offset by decreases in both the state and foreign effective income tax rates.


1992 COMPARED WITH 1991

Net revenues increased $218.6 million, or 20.2%, to $1.3 billion in 1992. Operating profit of $196.8 million and income from continuing operations of $111.2 million were, respectively, 23.7% and 23.5% higher than in 1991. Net income in 1992 of $116.3 million reflected the $10.7 million favorable effect of the change in method of accounting for income taxes. Excluding this non-recurring item, net income increased 18.3% in 1992.
     Net revenues in the Health Care segment increased $165.5 million, or 26.4%, to $791.0 million. Hill-Rom's sales growth was driven by increased shipments of new and enhanced products and expansion in Europe, including sales by Le Couviour which was acquired in the fourth quarter of 1991. In 1992, SSI achieved revenue growth in its acute care, long-term care, home care and European markets as an expanded product offering and increased service improved the Company's competitive position. The revenues of Block Medical (acquired on the last day of fiscal 1991) contributed only marginally to the year-to-year growth of the Health Care segment. Medeco's sales growth was due to successful new product introductions and improved economic conditions.
     Net revenues in the Funeral Services segment increased $53.1 million, or 11.6%, to $512.0 million in 1992. Batesville Casket's sales were up due to improved product mix, higher unit volume and a moderate price increase. Forethought's earned premium revenue grew primarily as a result of increased business in force, and investment income growth was driven by a higher invested asset base, partially offset by marginally lower yields.
     Consolidated operating profit increased 23.7% compared to the revenue growth of 20.2%. Cost of revenues as a percentage of revenues improved from 52.8% in 1991 to 51.8% in 1992. Administrative, distribution and selling expenses as a percentage of revenues increased from 32.6%
in 1991 to 33.1% in 1992. Operating profit in the Health Care segment of $116.4 million was $26.0 million, or 28.7%, higher than in 1991. This growth reflected higher revenues, improved profitability on new products, increased efficiency and European expansion. Additionally, depreciation and amortization expense relative to the SSI acquisition peaked in 1990 and has declined in each subsequent year. Hill-Rom's profit margins were negatively affected by the inclusion of results for Le Couviour. The benefits of a major manufacturing realignment and other efficiency improvements favorably affected fixed costs and productivity at Medeco.
     Operating profit in the Funeral Services segment of $98.1 million was $16.7 million, or 20.6%, higher than in 1991. Batesville Casket's profitability improved as a result of improved product mix and increased manufacturing efficiencies. Forethought's operating profit growth reflected increased insurance in force, higher investment income and economies of scale in fixed operating expenses.
     Unassigned corporate administrative expenses of $17.7 million were $5.0 million higher than in 1991. Incentive compensation was higher at corporate and both business segments due to compensation accrued relative to the performance compensation plan approved in 1992. Compensation relative to the performance of certain subsidiaries and the Company in 1992 and 1993 under provisions of this plan was accrued primarily in 1992.
     Interest expense of $21.2 million in 1992 was $8.0 million higher than in 1991 due to the issuance of debentures in December of 1991 and debt associated with the acquisition of Le Couviour, partially offset by lower imputed interest on the SSI earn-out payments and the retirement in January 1992 of the remaining balance on a 9-1/8% promissory note. Investment income of $8.4 million was $2.1 million lower than in 1991. Higher average levels of interest-earning assets were offset by significantly lower yields. Other expense, net, of $6.2 million was $3.3 million lower than in 1991 due primarily to the discontinuation of the sale of SSI accounts receivable.
     The effective income tax rate on income from continuing operations was 37.5% in 1992 compared with 38.7% in 1991. This decrease resulted from implementation of various Federal and state planning strategies.

INFLATION

     Changing prices had a negligible effect on results of operations in 1993, 1992 and 1991. Improvements in manufacturing and administrative efficiency continue to minimize the effect of price increases.


LIQUIDITY AND CAPITAL RESOURCES

Net cash generated from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of the insurance operation) grew from $150.0 million at the end of 1992 to $210.2 million at the end of 1993, an increase of $60.2 million.
     Net cash flows from operating activities of $218.5 million compares with $200.4 million and $199.3 million generated in 1992 and 1991, respectively. The decline in depreciation and amortization expense in 1993 reflects lower expense associated with the SSI acquisition, partially offset by the write-down of goodwill relative to the Block acquisition. The $19.6 million increase in accounts receivable was largely a function of higher sales volume, especially in the Health Care segment in the fourth quarter. The $50.6 million increase in 1992, as well as the increase in days sales outstanding (DSO) from 64 to 68, was attributable to the unwinding of the SSI accounts receivable sales program ($37.0 million effect). Strong fourth quarter shipments at Hill-Rom also contributed to the higher receivables balance at year-end 1992. DSO increased from 68 at year-end 1992 to 70 at year-end 1993 due primarily to the sale of American Tourister, which had DSO considerably below that of the Company as a whole. This factor was mostly offset by the significant success realized by SSI over the past year in the improvement of third party collections. Accrued expenses were essentially unchanged between 1993 and 1992 as lower income taxes payable (due to higher payments) was offset by higher accrued compensation. The $48.7 million increase in accrued expenses in 1992 reflected higher compensation, including the effect of the performance compensation plan adopted in 1992, and interest expense.
     Capital spending in 1993 was $112.7 million compared to $98.3 million in 1992 and $59.0 million in 1991. The production of therapy units at SSI increased from $17.4 million in 1992 to $31.8 million in 1993 as new products and enhanced existing products were placed in service. The $39.3 million increase in 1992 was due to new products and expansion of facilities in the Health Care segment and upgrade of the aircraft fleet which is utilized primarily for the Company's customer visitation programs. There were no material commitments for capital spending at year-end 1993.
     Acquisition payments in 1993 were primarily for the purchase of certain assets of The Mediscus Group, a provider of specialized therapeutic beds and related services. Its operations have been fully integrated into SSI. Acquisition payments in 1992 were for Le Couviour, and payments in 1991 were for Le Couviour and Block.
     Proceeds (net of disposition costs) on the sale of American Tourister were $55.3 million in 1993.
     The Company's long-term debt-to-equity ratio decreased from 33.8% at year-end 1992 to 16.9% at year-end 1993. An unsecured promissory note in the amount of $75.0 million due in annual installments in 1994, 1995 and 1996 was reclassified to current liabilities. It is the Company's intent to prepay this note in full in 1994 without penalty. The Company's long-term debt agreement with an insurance company permits a debt-to-tangible net worth ratio of up to 90%. With that ratio at 36.7% at year-end 1993, this debt capacity, combined with existing cash and other working capital, affords the Company considerable flexibility in the funding of internal and external growth. In the fourth quarter of 1993, the Company filed a registration statement with the Securities and Exchange Commission for the future issuance of up to $200 million of debentures. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, possible future acquisitions, refinancing of indebtedness and redemption of securities.
     Insurance assets of $1,212.4 million grew 32.9% over the past year. Cash and invested assets of $934.0 million constitute 77.0% of the assets. The investments are concentrated in the highest grade, Federal Government, Federal agency and corporate bond securities. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $846.9 million. Statutory reserves represent 65% of the face value of insurance in force. This percentage is far greater than the 1992 national average of 6% for all U.S. life insurance companies. The statutory capital and surplus as a percent of statutory liabilities of the life insurance subsidiary of Forethought was 8.6% at December 31, 1993, up from 7.4% on December 31, 1992. The long-term deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policies. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred future tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred future tax cost, which partially offsets the deferred future tax benefit. The net deferred future tax benefit increased $11.0 million in 1993, compared to $13.0 million in 1992. The reduction in the year to year net increase was attributable to favorable final regulations issued by the Department of the Treasury which reduced the amount of policy acquisition expenses required to be capitalized for tax purposes. The net effect of the temporary differences discussed above is expected to cause the net deferred tax benefit to increase in the future.
     Cumulative treasury stock acquired increased to 10,213,272 shares in 1993, up from 9,872,446 shares in 1992. The Company currently has Board of Directors' authorization to repurchase up to a total of 14,000,000 shares. Repurchased shares are used for general business purposes. From the cumulative shares acquired, 28,287 shares were reissued in 1993 to individuals under the provisions of the Senior Executive Compensation Program. A total of 4,700 restricted stock shares were forfeited in 1993.
     Under the restricted stock plan approved by the shareholders of the Company on April 14, 1987, 324,600 shares have been awarded, 268,132 shares have been distributed and/or deferred, and 56,468 shares have been forfeited to date. No additional awards are contemplated at this time.
     Under the performance compensation plan approved by the shareholders of the Company on April 7, 1992, 386,096 shares were earned in 1993 based on each subsidiary's and the Company's performance in 1992 and 1993.
     Quarterly cash dividends were raised 28.6% from 8.75 cents per share in 1992 to 11.25 cents in 1993. An additional increase of 26.7% to 14.25 cents per share was announced in January 1994. The Company expects to continue to share its growth with its shareholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Changes in the health care delivery system will continue to impact the Company's U.S. customers in the Health Care segment and, therefore, the products and services the Company provides. The uncertainty and extent of future health care reform legislation may also affect the purchasing patterns of these customers. Batesville Casket competes in an essentially flat market. Its future growth will depend in part on its ability to continue to gain market share by offering innovative products and services. The Company believes that the investments it has made in new products and services and process improvements, coupled with its leadership position in the markets it serves, will enable it to successfully compete in this changing environment.


REPORTING

The Financial Accounting Standards Board has recently issued two Statements of Financial Accounting Standards (SFAS) which apply to the Company. SFAS No. 112, "Employers' Accounting for Post Employment Benefits," was issued in November 1992, and establishes standards of financial accounting and reporting for the estimated cost of benefits which will be provided by an employer to former or inactive employees after employment but before retirement. Adoption of this standard, which will occur no later than fiscal year 1995, is not expected to have a material effect on the financial condition or results of operations of the Company.
     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May 1993. SFAS 115 requires that investments in debt and equity securities be accounted for and classified as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost; debt and equity securities that are bought and held principally for resale in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either of the above are classified as "available-for-sale" and reported at fair value, with unrealized gains and losses charged or credited directly to a separate component of shareholders' equity. This Statement will primarily affect the carrying value and presentation of Forethought's investment assets and will be adopted by the Company no later than fiscal year 1995.


KEY FINANCIAL DATA   (A)
                                             1993   1992   1991   1990   1989

INCOME STATEMENT
% Pretax, preinterest expense,
       income to revenues                    16.8   15.3   14.8   13.9   14.5
% Net income to revenues                     10.1   8.9    8.2    7.7    8.2
% Income taxes to pretax income              40.2   37.5   38.7   40.1   41.4
                                             ----   ----   ----   ----   ----
BALANCE SHEET
% Long-term debt to total capital            14.4   25.3   17.4   19.9   22.2
% Total debt to total capital                26.5   31.9   25.0   21.6   24.5
Current assets/current liabilities  (b)      2.0    2.1    1.7    2.2    2.3
Working capital turnover  (b)                4.7    5.1    7.6    5.6    5.7
                                             ----   ----   ----   ----   ----
PROFITABILITY
% Return on total capital                    19.5   15.9   15.0   13.9   14.0
% Return on average shareholders' equity     25.2   23.1   19.7   18.2   19.5
                                             ----   ----   ----   ----   ----
Revenues/inventories  (b)                    14.7   14.1   11.3   12.2   11.6
Revenues/receivables  (b)                    5.2    5.3    5.4    5.7    5.5
                                             ----   ----   ----   ----   ----
STOCK MARKET
Year-end price/earnings (P/E)                20.4   25.5   24.4   17.9   22.2
Year-end price/book value                     4.6    5.4    4.4    3.1    4.0
                                             ----   ----   ----   ----   ----

(A) RESTATED, WHERE APPLICABLE, TO EXCLUDE THE RESULTS OF THE DISCONTINUED OPERATION.
(B) EXCLUDES INSURANCE OPERATIONS.





CONSOLIDATED INCOME STATEMENT COMPARISON


                                                              Fiscal Year                 Percent Change
(DOLLARS IN MILLIONS)                                  1993      1992      1991     1993/92   1992/91   1991/90

Net revenues                                        $1,447.9  $1,303.1  $1,084.5     11.1%     20.2%     10.4%
Cost of revenues                                       747.5     674.4     572.3     10.8%     17.8%      9.9%
                                                     -------   -------   -------     ----      ----     ----
Gross profit                                           700.4     628.7     512.2     11.4%     22.7%     11.1%
Administrative, distribution and
  selling expenses                                     466.1     431.9     353.1      7.9%     22.3%      7.0%
                                                     -------   -------   -------     ----      ----     ----
Operating profit                                       234.3     196.8     159.1     19.0%     23.7%     21.2%
Other expense, net                                     (12.7)    (19.0)    (12.2)   (33.1%)    56.2%     11.8%
                                                     -------   -------   -------     ----      ----     ----
Income from continuing operations
   before income taxes                                 221.6     177.8     146.9     24.6%     21.0%     22.1%
Income taxes                                            89.1      66.6      56.9     33.8%     17.0%     18.0%
                                                     -------   -------   -------     ----      ----    ----
Income from continuing operations                      132.5     111.2      90.0     19.2%     23.5%     24.8%
Income (loss) from discontinued
   operations net of income taxes                        1.8      (5.7)     (0.8)   131.5%   (607.0%)  (122.2%)
Gain on disposal of discontinued
   operations net of income taxes                       11.5         -         -       N/A       N/A       N/A
                                                     -------   -------   -------     ----      ----    ----
Income before cumulative effect of a change
   in method of accounting for income taxes            145.8     105.5      89.2     38.2%     18.3%     17.9%
Cumulative effect of change in method
   of accounting for income taxes                          -      10.8         -       N/A       N/A       N/A
                                                     -------   -------   -------     ----      ----    ----
Net income                                            $145.8    $116.3     $89.2     25.4%     30.4%     17.9%
                                                     -------   -------   -------     ----      ----     ----


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE

FINANCIAL STATEMENTS:

     Report of Independent Accountants                                   16
     Statements of Consolidated Income for the three years
        ended November 27, 1993                                          17
     Statements of Consolidated Shareholders' Equity for the
        three years ended November 27, 1993                              18
     Statements of Consolidated Cash Flows for the three years
        ended November 27, 1993                                          19
     Consolidated Balance Sheets at November 27, 1993 and
        November 28, 1992                                                20
     Notes to Consolidated Financial Statements                          22
     Financial Statement Schedules for the three years ended
        November 27, 1993:
          Schedule V    - Equipment Leased to Others and Property        37
          Schedule VI   - Accumulated Depreciation of Equipment
                             Leased to Others and Property               38
          Schedule VIII - Valuation and Qualifying Accounts              39
          Schedule IX   - Short-Term Borrowings                          40
          Schedule X    - Supplementary Income Statement Information     41

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at November 27, 1993 and November 28, 1992, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1992.




PRICE WATERHOUSE

Indianapolis, Indiana
January 10, 1994

STATEMENT OF CONSOLIDATED INCOME

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            November 27,   November 28,   November 30,
Year Ended                                                      1993           1992           1991

Net revenues                                               $ 1,447,913    $ 1,303,062    $ 1,084,487
Cost of revenues                                               747,519        674,377        572,289
Administrative, distribution and selling expenses              466,116        431,892        353,128
                                                            ----------     ----------     ----------
Operating profit                                               234,278        196,793        159,070
Other income (expense), net:
  Interest expense                                             (21,325)       (21,233)       (13,199)
  Investment income, net                                         8,872          8,434         10,512
  Other                                                           (276)        (6,241)        (9,500)
                                                            ----------     ----------     ----------
Income from continuing operations
  before income taxes                                          221,549        177,753        146,883
Income taxes                                                    89,063         66,588         56,898
                                                            ----------     ----------     ----------
Income from continuing operations                              132,486        111,165         89,985
Income (loss) from discontinued
  operation net of income taxes                                  1,778         (5,642)          (798)
Gain on disposal of discontinued
  operation net of income taxes                                 11,554              -              -
                                                            ----------     ----------     ----------
Income before cumulative effect of a
   change in accounting principle                              145,818        105,523         89,187
Cumulative effect of change in method
   of accounting for income taxes                                    -         10,747              -
                                                            ----------     ----------     ----------
Net income                                                 $   145,818    $   116,270    $    89,187
                                                            ----------     ----------     ----------
Earnings per common share:
  Income from continuing operations                        $      1.86    $      1.55    $      1.23
  Income (loss) from discontinued operation
  net of income taxes                                              .02           (.08)          (.01)
  Gain on disposal of discontinued
  operation net of income taxes                                    .16              -              -
  Cumulative effect of change in method
  of accounting for income taxes                                     -           0.15              -
                                                            ----------     ----------     ----------
Net income per common share                                $      2.04    $      1.62    $      1.22
                                                            ----------     ----------     ----------
Dividends per common share                                 $       .45           $.35    $       .29
                                                            ----------     ----------     ----------
Average number of common shares outstanding                 71,406,998     71,915,336     72,885,126


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


                                                            November 27,   November 28,   November 30,
Year Ended                                                      1993           1992           1991

Common stock                                                 $   4,442      $   4,442      $   4,442
                                                               -------        -------        -------
Additional paid-in capital-Beginning of year                     3,228          2,880          2,111
   Excess of fair market value over cost on
      reissuance of treasury shares 1993 - 23,587;
     1992 - 8,358;   1991 - 127,298                                666            255             42
   Other                                                             6             93            727
                                                               -------        -------        -------
   End of year                                                   3,900          3,228          2,880
                                                               -------        -------        -------
Retained earnings-Beginning of year                            666,241        575,098        507,045
   Net income                                                  145,818        116,270         89,187
   Dividends                                                   (32,136)       (25,127)       (21,134)
                                                               -------        -------        -------
   End of year                                                 779,923        666,241        575,098
                                                               -------        -------        -------
Unearned restricted stock compensation                               -           (206)          (597)
                                                               -------        -------        -------
Foreign currency translation adjustment                         (1,643)         6,462          3,261
                                                               -------        -------        -------
Treasury stock-Beginning of year                              (132,423)       (94,261)       (80,967)
   Shares acquired in 1993 - 340,826;
   1992 - 1,088,000;   1991 - 689,252                          (14,662)       (38,300)       (14,747)
   Reissued                                                        395            138          1,453
                                                               -------        -------        -------
   End of year                                                (146,690)      (132,423)       (94,261)
                                                               -------        -------        -------
Total Shareholders' Equity                                   $ 639,932      $ 547,744      $ 490,823
                                                               -------        -------        -------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED CASH FLOWS

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)



                                                            November 27,   November 28,   November 30,
Year Ended                                                      1993           1992           1991

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 145,818      $ 116,270      $  89,187
  Adjustments to reconcile net income to
     net cash flows from operating activities:
  Depreciation, amortization and write-down of goodwill        112,743        117,588         97,165
  Change in noncurrent deferred income taxes                   (15,780)       (27,863)       (22,607)
  Cumulative effect of change in accounting
     for income taxes                                                -        (10,747)             -
  Gain on disposal of discontinued operation                   (16,306)             -              -
  Current income taxes on gain                                   4,752              -              -
  Change in working capital excluding cash, current
    debt, earn-out accruals, acquisitions and dispositions:
    Trade accounts receivable                                  (19,617)       (50,552)        (2,076)
    Inventories                                                 (2,698)            16          8,305
    Other current assets                                         5,652         (3,365)          (603)
    Trade accounts payable                                       2,368          4,626          5,168
    Accrued expenses                                              (596)        48,700         20,503
  Change in insurance items:
    Benefit reserves                                           190,254        169,957        151,293
    Unearned revenue                                            83,107         72,823         49,726
    Deferred acquisition costs                                 (52,313)       (43,415)       (38,799)
    Investments, net                                          (231,368)      (197,476)      (170,258)
  Other, net                                                    12,490          3,872         12,269
                                                               -------        -------        -------
Net Cash Flows From Operating Activities                       218,506        200,434        199,273
                                                               -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (112,735)       (98,277)       (59,026)
  Retirements, net                                               5,697          2,846          2,998
                                                               -------        -------        -------
  Net capital expenditures                                    (107,038)       (95,431)       (56,028)
  Contingent earn-out payments                                       -        (30,257)       (57,834)
  Acquisitions of businesses, net of cash acquired             (21,736)       (28,900)       (80,097)
  Proceeds from disposal of discontinued operation              55,285              -              -
                                                               -------        -------        -------
Net Cash Flows From Investing Activities                       (73,489)      (154,588)      (193,959)
                                                               -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to short-term debt                                   7,052         36,780          5,635
  Reductions to short-term debt                                (37,794)        (6,429)             -
  Additions to long-term debt                                       21        102,269              -
  Reductions to long-term debt                                  (7,931)       (20,479)        (8,688)
  Payment of cash dividends                                    (32,136)       (25,127)       (21,134)
  Treasury stock acquired                                      (14,662)       (38,300)       (14,747)
  Treasury stock reissued                                          395            138          1,453
  Unearned restricted stock compensation                           206            391            282
                                                               -------        -------        -------
Net Cash Flows From Financing Activities                       (84,849)        49,243        (37,199)
                                                               -------        -------        -------
TOTAL CASH FLOWS                                                60,168         95,089        (31,885)
CASH AND CASH EQUIVALENTS:
  At Beginning of Period                                       149,989         54,900         86,785
                                                               -------        -------        -------
  At End of Period                                           $ 210,157      $ 149,989      $  54,900
                                                               -------        -------        -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)



                                                            November 27,   November 28,
                                                                1993           1992


ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $   210,157    $   149,989
Trade accounts receivable, less allowances of
  $11,271 in 1993 and $15,574 in 1992                          253,818        248,933
Inventories                                                     90,900        111,604
Other current assets                                            19,151         22,844
                                                             ---------      ---------
Total current assets                                           574,026        533,370
                                                             ---------      ---------

EQUIPMENT LEASED TO OTHERS                                     229,934        252,080
  Less accumulated depreciation                                171,529        204,342
                                                             ---------      ---------
Equipment leased to others, net                                 58,405         47,738
                                                             ---------      ---------

PROPERTY                                                       557,297        532,046
  Less accumulated depreciation                                288,914        272,610
                                                             ---------      ---------
Property, net                                                  268,383        259,436
                                                             ---------      ---------

OTHER ASSETS:
Intangible assets at amortized cost:
  Patents and trademarks                                        51,155         60,909
  Excess of cost over net asset values of
    acquired companies                                          82,547         99,418
  Other                                                          4,682          3,196
Deferred charges and other assets                               19,116         18,988
                                                             ---------      ---------
Total other assets                                             157,500        182,511
                                                             ---------      ---------

INSURANCE ASSETS (NOTE 9):
Investments                                                    934,029        702,661
Deferred acquisition costs                                     217,803        165,490
Deferred income taxes                                           33,649         22,661
Other                                                           26,952         21,340
                                                             ---------      ---------
TOTAL INSURANCE ASSETS                                       1,212,433        912,152
                                                             ---------      ---------
TOTAL ASSETS                                               $ 2,270,747    $ 1,935,207
                                                             ---------      ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            November 27,   November 28,
                                                                1993           1992

LIABILITIES
CURRENT LIABILITIES:
Short-term debt (Note 3)                                      $12,708        $42,119
Current portion of long-term debt (Note 3)                     77,318          6,844
Trade accounts payable                                         47,768         48,015
Income taxes (Note 7):
  Payable                                                      25,664         34,057
  Deferred                                                    (20,641)       (22,497)
Accrued compensation                                           61,814         52,238
Accrued other taxes and expenses                               85,397         93,644
                                                            ---------      ---------
Total current liabilities                                     290,028        254,420
                                                            ---------      ---------
LONG-TERM DEBT (NOTE 3)                                       107,887        185,081
                                                            ---------      ---------
OTHER LONG-TERM LIABILITIES (NOTE 4)                           72,780         63,286
                                                            ---------      ---------
DEFERRED INCOME TAXES (NOTES 1 AND 7)                          20,633         25,425
                                                            ---------      ---------

INSURANCE LIABILITIES (NOTE 9):
Benefit reserves                                              827,815        637,561
Unearned revenues                                             292,586        209,479
General liabilities                                            19,086         12,211
                                                            ---------      ---------
TOTAL INSURANCE LIABILITIES                                 1,139,487        859,251
                                                            ---------      ---------
TOTAL LIABILITIES                                           1,630,815      1,387,463
                                                            ---------      ---------
SHAREHOLDERS' EQUITY (Note 4)
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 1993 and 1992                   4,442          4,442
Additional paid-in capital                                      3,900          3,228
Retained earnings (Note 3)                                    779,923        666,241
Unearned restricted stock compensation                            -             (206)
Foreign currency translation adjustment                        (1,643)         6,462
Treasury stock, at cost:  1993 - 9,061,391 shares;
    1992 - 8,744,152 shares                                  (146,690)      (132,423)
                                                            ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                    639,932        547,744
                                                            ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $2,270,747     $1,935,207
                                                            ---------      ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in Note 9.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for several small subsidiaries which provide ancillary services to the Company and the public. These subsidiaries are not consolidated because of their materiality and are accounted for by the equity method. Their results of operations appear in the income statement, net of income taxes, under the caption "Other income (expense), net." Operating results for American Tourister, which was sold on August 30, 1993, are reported separately as discontinued operations, net of income taxes, in the income statement. Material intercompany accounts and transactions have been eliminated in consolidation.
  The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest November 30.

CASH AND CASH EQUIVALENTS

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost, principally on a last-in, first-out
(LIFO) basis, or market. The LIFO reserve, which approximates the excess of the current cost of inventories over the stated LIFO values, increased from $8.3 million at year-end 1991 to $9.3 million at year-end 1992. The LIFO reserve fell to $8.2 million at year-end 1993 due to the sale of American Tourister in the fourth quarter. Excluding the effect of the sale, the LIFO reserve increased $1.6 million in 1993. Separate accounts for raw materials, work-in-process and finished goods are not maintained.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others represents the cost of remaining CLINITRON-r-therapy units acquired on November 29, 1985 in the acquisition of Support Systems International, Inc. and substantially all other therapy units manufactured and acquired since that date. All units are effectively depreciated on a straight-line basis over their average economic life. These units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1993 and 1992 were:



                                                  1993           1992
Land                                          $  13,200      $  13,035
Buildings and building equipment                136,370        123,770
Machinery and equipment                         407,727        395,241
                                               --------       --------
Total                                         $ 557,297      $ 532,046
                                                -------        -------


INTANGIBLE ASSETS

Intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 40 years. In the fourth quarter of 1993, the Company recorded a $14.0 million charge to reduce the carrying value of the goodwill related to the Block acquisition based on management's expectations for Block's future earnings and cash flow. Accumulated amortization of intangible assets was $119,258 and $106,034 as of November 27, 1993 and November 28, 1992, respectively.

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of shares outstanding during each year, including restricted shares issued to employees. Common equivalent shares arising from shares awarded under the Senior Executive Compensation Program, which was initiated in fiscal year 1978, have been excluded from the computation because of their insignificant dilutive effect.

RETIREMENT PLANS

The Company and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. The Company contributes funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee's level of compensation during specific periods of employment.
  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 6.0%, respectively, for 1993, 8.0% and 6.5%, respectively, for 1992, and 8.5% and 8.0%, respectively, for 1991. The expected long-term rate of return on assets was 8.0% for 1993 and 1992 and 8.5% for 1991.

  Net pension expense includes the following components:



                                                                 1993           1992           1991


Service expense-benefits earned during the year                $ 4,640        $ 4,253        $ 4,370

Interest expense on projected benefit obligation                 6,447          5,798          5,243

Actual return on plan assets                                    (6,717)       (10,465)       (12,238)

Net amortization and deferral                                      566          5,017          6,755
                                                                 -----         ------         ------

Net pension expense                                            $ 4,936        $ 4,603        $ 4,130
                                                                 -----         ------         ------


      The funded status of the plans is shown in the table below:


                                                                                1993           1992
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
      benefits of $55,932 in 1993 and $49,614 in 1992                        ($59,998)      ($53,367)
                                                                               ------         ------
   Projected benefit obligation for service rendered to date                 ($95,601)      ($81,691)

Plan assets at fair value, primarily U.S. Government
   obligations, corporate bonds and notes, and common
   stock issued by the Company.  The value of this common
   stock at date of acquisition by the plans was $2,613
   and the current market value was $19,148 in 1993 and
   $19,148 in 1992.                                                            85,221         80,737
                                                                               ------         ------
Plan assets less than projected benefit obligation                            (10,380)          (954)

Unrecognized net gain from past experience different
  from that assumed                                                           (20,491)       (25,076)

Unrecognized prior service cost                                                 4,341          4,572

Unrecognized net asset at year-end being recognized
  over 14 to 22 years from the initial compliance date
  of December 1, 1985                                                          (1,426)        (1,562)
                                                                               ------         ------

Unfunded accrued expenses included in liabilities                            ($27,956)      ($23,020)



     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5,928 in 1993, $5,388 in 1992, and $4,313 in 1991.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), in 1992. SFAS 109 is an asset and liability method of accounting for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities based upon expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

     Net assets as of December 1, 1991 were increased by $10,747 as a result of adopting SFAS 109. For years prior to 1992, income taxes were computed based on Accounting Principles Board Opinion No. 11.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations are excluded from the determination of net income and included as a separate caption in shareholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations.

2.   ACQUISITIONS

In May 1993, SSI purchased certain assets of The Mediscus Group, Inc.
Batesville Casket acquired several regional casket distributors during fiscal 1993.
     Two acquisitions occurred subsequent to the end of fiscal year 1993. In December 1993, Batesville acquired Industrias Arga, S.A. de C.V., a casket manufacturer in Mexico. In February 1994, Hill-Rom completed the acquisition of
L. & C. Arnold A.G., of Schorndorf/Kempen in western Germany.
     Amounts paid for these acquisitions were not significant to the Company's financial position.

3.   FINANCING AGREEMENTS

Financing agreements with promissory note holders contain various provisions and conditions relating to dividend payments, working capital and additional indebtedness. At November 27, 1993, retained earnings available for dividends were $305,494. The minimum working capital and long-term debt-to-tangible net worth limits afford the Company considerable flexibility in its financing alternatives.

Long-term debt consists of the following:



                                                                           November 27,    November 28,
                                                                              1993           1992
Unsecured 8 1/2% debentures due on December 1, 2011                         $ 100,000      $ 100,000

Unsecured 9 1/4% promissory note payable to an
    insurance company in installments of $20,000 due
    in 1994, $25,000 due in 1995 and $30,000 due in 1996                       75,000         75,000

Unsecured non-interest bearing promissory note
    payable in 1995                                                             1,750              -

Unsecured 6% promissory note, due in $800 annual
    installments through January, 1993, discounted at
     9.5% imputed interest rate                                                     -            865

Government sponsored bonds, interest rates ranging from
    3.0% to 8.9% as of November 27, 1993, with maturities
     to 2008                                                                    4,300         10,068

Other                                                                           4,155          5,992
                                                                              -------        -------

Total                                                                         185,205        191,925

Less current portion                                                           77,318          6,844
                                                                              -------        -------
Total long-term debt                                                        $ 107,887      $ 185,081


     The scheduled payments of the remaining long-term debt as of November 27, 1993 are: $77,318 in 1994; $2,911 in 1995; $946 in 1996; $679 in 1997 and $490
in 1998. It is the Company's intent to prepay the $75,000 promissory note in full in 1994 without penalty.
     Short-term debt consists of a non-interest bearing promissory note in the amount of $1,750 payable in 1994 and use of various lines of credit maintained for foreign subsidiaries totaling $10,958.

4.   SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.
     The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,206,593 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through November 27, 1993, were 99,588. In addition, the Senior Executive Compensation Program provides for participants to defer payment of long-term performance share and other compensation earned in prior years. A total of 202,445 deferred shares are payable as of November 27, 1993. Accruals for payments under these programs are included in "Other Long-Term Liabilities."
     Members of the Board of Directors may elect to defer fees earned as reinvested in common stock of the Company. A total of 2,692 deferred shares are payable as of November 27, 1993 under this program.
     On April 7, 1992, the shareholders of the Company approved the adoption of a performance compensation plan whereby key employees will be awarded tentative performance shares based upon achievement of performance targets. An aggregate of 1,675,400 shares of common stock have been authorized and reserved for issuance under this plan. In 1993, 386,096 shares were earned based on the Company's performance.
     The Board of Directors has authorized the repurchase, from time to time, of up to 14,000,000 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of November 27, 1993, a total of 10,213,272 shares had been purchased.
     On April 14, 1987, the shareholders of the Company approved the adoption of a restricted stock plan whereby key employees may be granted restricted shares of the Company's stock. The restrictions lapse after six years; or earlier if certain financial goals are exceeded. 2,000,000 shares of common stock were designated for this plan. These restricted shares may be awarded during the next four years and the vesting periods begin when the shares are awarded. 324,600 shares have been awarded, 268,132 shares have been distributed and/or deferred, and 56,468 shares have been forfeited as of November 27, 1993. No additional awards are contemplated at this time.

5.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 9) for which it is practicable to estimate that value:
     The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.
     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:


                                           November 27,
                                               1993
                                     Carrying         Fair
                                      Amount          Value

          Short-term debt            $ 12,708       $ 12,674
          Long-term debt             $185,205       $203,206



6.   SEGMENT INFORMATION

INDUSTRY INFORMATION

The Company has restated its segment presentation to give effect to the sale of American Tourister and the regrouping of Batesville Casket and Forethought into the Funeral Services segment.

     The Health Care segment consists of Hill-Rom Company, SSI Medical Services and Block Medical. Results for Medeco Security Locks are included in this segment due to its relative size. Hill-Rom produces and sells electric hospital beds, patient room furniture and patient handling equipment designed to meet the needs of acute care and perinatal providers. SSI provides rental therapy units to health care facilities for wound therapy, the management of pulmonary complications associated with critically ill patients, and incontinence management. Block manufactures and sells home infusion therapy products including disposable infusion pumps and ambulatory electronic infusion pumps for antibiotic, nutritional, chemotherapy and other drug therapies. Medeco produces and sells high-security mechanical locks and lock cylinders and electronic security systems for commercial, residential and government applications.

     The Funeral Services segment consists of Batesville Casket Company and Forecorp. Batesville manufactures and sells a variety of metal and hardwood caskets and sells a line of urns used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forecorp's subsidiaries, Forethought Life Insurance Company and The Forethought Group, provide funeral planning professionals with marketing support for Forethought-r- funeral plans funded by life insurance policies. Note 9 contains additional information regarding insurance operations.

     Financial information regarding the Company's industry segments is presented below:




                                                                                 Corporate
                                        Health Care      Funeral Services      and Other (a)       Consolidated

1993:
Net revenues                             $ 875,697         $   572,216           $       -          $1,447,913
                                           -------             -------             -------           ---------
Operating profit                         $ 132,732         $   114,641           $ (13,095)         $  234,278
Interest expense                                                                                       (21,325)
Investment income                                                                                        8,872
Other expense, net                                                                                        (276)
                                                                                                     ---------
Income from continuing
  operations before income taxes                                                                    $  221,549
                                                                                                     ---------
Identifiable assets                      $ 568,398          $1,468,111           $ 234,238          $2,270,747
                                           -------             -------             -------           ---------
Capital expenditures (b)                 $  78,063          $   31,758           $   2,914          $  112,735
                                           -------             -------             -------           ---------
Depreciation and amortization            $  69,667          $   22,549           $   6,527          $   98,743
                                           -------             -------             -------           ---------

1992:
Net revenues                             $ 791,042          $  512,020           $       -          $1,303,062
                                           -------             -------             -------           ---------
Operating profit                         $ 116,429          $   98,092           $ (17,728)         $  196,793
Interest expense                                                                                       (21,233)
Investment income                                                                                        8,434
Other expense, net                                                                                      (6,241)
                                                                                                     ---------
Income from continuing
  operations before income taxes                                                                    $  177,753
                                           -------             -------             -------           ---------
Identifiable assets                      $ 551,780          $1,143,552           $ 181,662          $1,876,994
Assets of discontinued operation                                                                        58,213
                                           -------             -------             -------           ---------
Consolidated assets                                                                                 $1,935,207
                                           -------             -------             -------           ---------
Capital expenditures (b)                 $  55,506          $   26,439           $  16,332          $   98,277
                                           -------             -------             -------           ---------
Depreciation and amortization            $  85,214          $   21,370           $  11,004          $  117,588
                                           -------             -------             -------           ---------


1991:
Net revenues                             $ 625,584           $ 458,903           $       -          $1,084,487
                                           -------             -------             -------           ---------
Operating profit                         $  90,445           $  81,344           $ (12,719)         $  159,070
Interest expense                                                                                       (13,199)
Investment income                                                                                       10,512
Other expense, net                                                                                      (9,500)
                                           -------             -------             -------           ---------
Income from continuing
  operations before income taxes                                                                      $146,883
                                           -------             -------             -------           ---------
Identifiable assets                      $ 516,525           $ 885,328           $  83,588          $1,485,441
Assets of discontinued operation                                                                        46,719
                                           -------             -------             -------           ---------
Consolidated assets                                                                                 $1,532,160
                                           -------             -------             -------           ---------
Capital expenditures (b)                 $  28,598           $  23,307           $   7,121          $   59,026
                                           -------             -------             -------           ---------
Depreciation and amortization            $  68,858           $  21,089           $   7,218          $   97,165
                                           -------             -------             -------           ---------


(A)  INCLUDES CAPITAL EXPENDITURES, DEPRECIATION AND AMORTIZATION OF DISCONTINUED OPERATION.
(B)  EXCLUDES ACQUISITIONS OF BUSINESSES.


GEOGRAPHIC INFORMATION

The net revenues, operating profit, and identifiable assets of the Company's foreign operations each constituted less than 10% of the corresponding consolidated items in 1991 and prior years and are therefore not reported separately.

     Sales between geographic area are at transfer prices, which are equivalent to market value.




                                          United                         Other        Corporate
                                          States         Europe      International  and Other (a)  Eliminations   Consolidated

1993:
Net revenues:
  To unaffiliated customers             $1,279,141       $121,798       $ 46,974       $      -       $      -     $1,447,913
  Transfers to other geographic areas       38,108              -             17              -        (38,125)             -
                                         ---------        -------         -------       -------         ------      ---------
    Total net revenues                  $1,317,249       $121,798       $ 46,991       $      -       $(38,125)    $1,447,913
                                         ---------        -------         -------       -------         ------      ---------
Operating profit (loss)                 $  248,517       $ (1,270)      $    122       $(13,095)      $      4     $  234,278
                                         ---------        -------         -------       -------         ------      ---------
Identifiable assets                     $1,968,689       $143,431       $ 19,492       $234,238       $(95,103)    $2,270,747
                                         ---------        -------         -------       -------         ------      ---------


1992:
Net revenues:
  To unaffiliated customers             $1,140,280       $122,855       $ 39,927       $      -       $      -     $1,303,062
  Transfers to other geographic areas       31,134              -              -              -        (31,134)             -
                                         ---------        -------         -------       -------         ------      ---------
  Total net revenues                    $1,171,414       $122,855       $ 39,927       $      -       $(31,134)    $1,303,062
                                         ---------        -------         -------       -------         ------      ---------
Operating profit (loss)                 $  211,481       $  3,379       $   (339)      $(17,728)      $      -       $196,793
                                         ---------        -------         -------       -------         ------      ---------
Identifiable assets                     $1,623,067       $146,589       $ 12,239       $239,876       $(86,564)    $1,935,207
                                         ---------        -------         -------       -------         ------      ---------

(A)  IDENTIFIABLE ASSETS IN 1992  INCLUDE ASSETS OF  THE DISCONTINUED OPERATION AT NOVEMBER 28, 1992.



7.   INCOME TAXES

In 1992, the Company adopted SFAS 109 "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined using the liability method. This method recognizes deferred tax assets and liabilities measured on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.



                                  1993           1992           1991

Provision for Income Taxes:
Current items:
  Federal                        $91,590       $ 83,445       $ 65,084
  State                           14,075         12,617         13,078
  Foreign                            172          5,266          5,894
                                 -------        -------         ------
Total current items              105,837        101,328         84,056
                                 -------        -------         ------
Deferred items:
  Federal                        (16,549)       (33,628)       (21,957)
  State                             (224)        (1,369)        (3,319)
  Foreign                             (1)           257         (1,882)
                                  ------         ------         ------
Total deferred items             (16,774)       (34,740)       (27,158)
                                  ------         ------         ------
Provision for income taxes      $ 89,063       $ 66,588       $ 56,898
                                  ------         ------         ------


     The fiscal year differences between the amounts recorded for income taxes on income from continuing operations for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income from continuing operations before taxes are explained as follows:



                                      1993                          1992                          1991
                                              % of                          % of                          % of
                                             Pretax                        Pretax                        Pretax
                             Amount          Income        Amount          Income        Amount          Income

Federal income
  tax  (A)                  $77,321           34.9        $60,436           34.0        $49,940           34.0
State income
  tax  (B)                    9,017            4.1          7,424            4.2          6,441            4.4
Foreign income
  tax  (C)                    1,960            0.9          3,910            2.2          1,494            1.0
Goodwill write-down (a)       4,886            2.2              -              -              -              -
Other, net                   (4,121)          (1.9)        (5,182)          (2.9)          (977)          (0.7)
                            -------           ----         -------       -------         ------           ----
Provision for
  income taxes              $89,063           40.2        $66,588           37.5        $56,898           38.7
                            -------           ----         -------       -------         ------           ----

(A)  AT STATUTORY RATE
(B)  NET OF FEDERAL BENEFIT
(C)  FEDERAL TAX RATE DIFFERENTIAL


     Items that gave rise to significant portions of the net deferred tax balance sheet accounts are as follows:


                                                 1993                          1992
                                    Non-insurance    Insurance    Non-insurance    Insurance


Deferred tax assets:
  Current:
  Inventories                         $ 4,034       $      -       $  3,645       $      -
  Employee benefit accruals             2,587              -          7,988              -
  Self insurance accruals               4,984              -          2,916              -
  Litigation accruals                   2,804              -          2,513              -
  Restructuring accruals                    -              -          1,651              -
  Other, net                            9,799              -          7,913              -
  Long-term:
  Employee benefit accruals            17,220              -         15,366              -
  Deferred policy revenues                  -        102,405              -         71,223
  Other, net                            6,680            529          6,668            286
                                      -------        -------         -------       -------
  Total assets                       $ 48,108       $102,934       $ 48,660       $ 71,509
                                      -------        -------         -------       -------
Deferred tax liabilities:
  Current:
  Inventories                        $  1,969       $      -       $  2,854       $      -
  Other, net                            1,598              -          1,275              -
  Long-term:
  Depreciation                         33,980              -         33,901              -
  Amortization                          5,834              -          8,570              -
  Benefit reserves                          -          5,951              -          3,062
  Deferred acquisition costs                -         61,163              -         44,018
  Other, net                            4,719          2,171          4,988          1,768
                                      -------        -------         -------       -------
  Total liabilities                  $ 48,100       $ 69,285       $ 51,588       $ 48,848
                                      -------        -------         -------       -------


  Items that gave rise to significant portions of the deferred provision for income taxes for 1991 are as follows:



Accelerated methods of depreciation for tax purposes               ($ 7,979)
Accelerated deduction of certain acquired intangibles                (3,526)
Interest expense on  earn-out payment                                   237
Insurance operations-deferred acquisition costs                       7,622
Insurance operations-deferred policy revenues                       (16,907)
Insurance operations-other, net                                         831
Other timing differences, net                                        (7,436)
                                                                     ------
Total deferred items                                               ($27,158)
                                                                     -------


8.   SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:



                                   1993           1992           1991

Rental expense (a)              ($19,037)      ($18,630)      ($18,843)
Research and
  development costs (a)         ($30,359)      ($28,010)      ($22,608)
Interest income (a) (b)          $ 8,872        $ 8,434        $10,512

(A)  FROM CONTINUING OPERATIONS ONLY.
(B)  EXCLUDES INSURANCE OPERATIONS.


     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $49,552, primarily for warehouses, under noncancellable operating leases.


               1994                       $ 13,840
               1995                       $ 10,507
               1996                       $  7,548
               1997                       $  5,091
               1998                       $  3,826
               1999 and beyond            $  8,740


The table below provides supplemental cash flow information.



                                            1993         1992        1991

Cash paid for:
  Income taxes                            $116,043     $ 97,581    $ 67,297
  Interest                                $ 21,322     $ 23,119    $ 17,512
Non-cash investing and
  financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses     $  5,307     $      -     $49,348


9.   INSURANCE OPERATIONS

Forecorp, Inc., through its two subsidiaries, The Forethought Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies and marketing support for FORETHOUGHT-R- funeral planning, a pre-need insurance program.
     Investments are predominantly U.S. Government, Federal agency and corporate debt securities with fixed maturities and are carried on the balance sheet at amortized cost. It is management's intent that these investments be held to maturity. Cash (unrestricted as to use) is held for future investment.

     The amortized cost and fair values of investments in debt securities at November 27, 1993 are as follows:



                                                  Gross      Gross
                                    Amortized  Unrealized Unrealized Fair
                                      Cost        Gains     Losses   Value

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies          $386,772  $ 10,926  ($1,081)  $396,617
Obligations of states and
  political subdivisions                  255        36        -        291
Corporate securities                  494,136    14,150   (1,450)   506,836
                                      -------    ------    -----    -------
Total (a)                            $881,163  $ 25,112  ($2,531)  $903,744
                                      -------    ------    -----    -------

(a) Does not include the amortized cost of other investments (primarily short-term) carried on the balance sheet in the amount of $52,866, the carrying value of which approximates fair value.


     The amortized cost and fair value of debt securities at November 27, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.



                                          Amortized        Fair
                                            Cost           Value

Due in one year or less                   $    999       $  1,004
Due after 1 year through 5 years            80,400         83,163
Due after 5 years through 10 years         398,203        408,127
Due after ten years                         73,479         75,586
Mortgage-backed securities                 328,082        335,864
                                           -------        -------
Total                                     $881,163       $903,744
                                           -------        -------


     Proceeds and realized gains and losses from the sale of investments in debt securities were as follows:


                                   1993           1992           1991

Proceeds                         $92,035        $88,318        $10,982
Realized gross gains             $ 1,809        $ 3,579        $   319
Realized gross losses            $   212        $ 1,001        $   109


     Premiums received are recorded as an increase to benefit reserves or as unearned revenue. Unearned revenues are recognized over the actuarial life of the contract.
     Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues.
     Benefit reserves are equal to the net cash surrender value available to policyholders. Cash surrender values are determined using Commissioner's Standard Ordinary tables with interest rates from 4.0% to 5.5%.

     Summarized financial information of insurance operations included in the consolidated financial statements is as follows:


                                             1993        1992         1991

Investment income                          $62,538     $49,300      $35,818
Earned premium revenue                      51,856      33,884       26,371
Net gain on sale of investments              1,597       2,578          210
Other, net                                     (55)       (157)        (390)
                                           -------      ------       ------
Total net revenues                         115,936      85,605       62,009
Benefits paid                               31,065      21,589       14,634
Credited interest                           48,985      35,333       27,168
Deferred acquisition costs amortized        14,358      10,302       10,609
Other operating expenses                    11,421      11,813        7,046
                                           -------      ------       ------
Income before income taxes                 $10,107     $ 6,568      $ 2,552
                                           -------      ------       ------

Statutory data at December 31 includes:


                                             1993        1992         1991

Net income                                 $29,752     $24,667      $   852
Capital and surplus                        $78,208     $51,297      $27,167



10.  UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                                         QUARTER ENDED                            TOTAL
1993:                                                2/27/93        5/29/93        8/28/93       11/27/93         YEAR

Net revenues                                        $348,432       $365,398       $340,599       $393,484     $1,447,913
                                                     -------        -------        -------        -------      ---------
Gross profit                                        $166,426       $175,461       $161,370       $197,137     $  700,394
                                                     -------        -------        -------        -------      ---------
Income from continuing operations                   $ 34,073       $ 36,294       $ 28,776       $ 33,343     $  132,486
Income (loss) from discontinued operation               (514)         1,093          1,199              -          1,778
Gain on disposal of discontinued
   operation                                               -              -              -         11,554         11,554
                                                     -------        -------        -------        -------      ---------
Net income                                          $ 33,559       $ 37,387       $ 29,975       $ 44,897     $  145,818
                                                     -------        -------        -------        -------      ---------
Earnings per common share:
Income from continuing operations                   $    .48       $    .50       $    .41       $    .47     $     1.86
Income (loss) from discontinued operation               (.01)           .02            .01              -            .02
Gain on disposal of discontinued
   operation                                               -              -              -            .16            .16
                                                     -------        -------        -------        -------      ---------
Net income per common share                         $    .47       $    .52       $    .42       $    .63     $     2.04
                                                     -------        -------        -------        -------      ---------




                                                                         QUARTER ENDED                            TOTAL
1992:                                                2/29/92        5/30/92        8/29/92       11/28/92         YEAR

Net revenues                                        $322,850       $320,083       $313,287       $346,842     $1,303,062
                                                     -------        -------        -------        -------      ---------
Gross profit                                        $153,420       $153,365       $149,248       $172,652     $  628,685
                                                     -------        -------        -------        -------      ---------
Income from continuing operations                   $ 27,511       $ 29,104       $ 25,035       $ 29,515     $  111,165
Income (loss) from discontinued operation               (904)           218            455         (5,411)        (5,642)
Cumulative effect of change in method
   of accounting for income taxes                     10,747              -              -              -         10,747
                                                     -------        -------        -------        -------      ---------
Net income                                          $ 37,354       $ 29,322       $ 25,490       $ 24,104     $  116,270
                                                     -------        -------        -------        -------      ---------
Earnings per common share:
Income from continuing operations                   $   0.38       $   0.41       $   0.34       $   0.42     $     1.55
Income (loss) from discontinued operation              (0.01)             -           0.01          (0.08)         (0.08)
Cumulative effect of change in method
   of accounting for income taxes                       0.15              -              -              -           0.15
                                                     -------        -------        -------        -------      ---------
Net income per common share                         $   0.52       $   0.41       $   0.35       $   0.34     $     1.62
                                                     -------        -------        -------        -------      ---------


11.  DISCONTINUED OPERATION

On August 30, 1993, the Company sold its luggage business, American
Tourister, Inc., for a cash payment of $63.8 million. Net proceeds (after disposition costs) were $55.3 million. The gain on the sale of $11.6 million is net of income taxes of $4.7 million. The results of American Tourister, Inc., representing a substantial portion of the previously-reported Durables segment, have been reported separately as discontinued operations in the Statement of Consolidated Income for the three year period ended November 27, 1993. The income (loss) from discontinued operations is net of income tax provisions (benefits) of $1,091, ($782) and ($426) in 1993, 1992 and 1991, respectively.



                                       -34

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 25, 1994, and to be filed with the Commission relating to the Company's 1994 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the definitive Proxy Statement dated February 25, 1994, and to be filed with the Commission relating to the Company's 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 25, 1994, and to be filed with the Commission relating to the Company's 1994 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated February 25, 1994, and to be filed with the Commission relating to the Company's 1994 Annual Meeting of Shareholders, are incorporated herein by reference.



                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

     (1)  Financial Statements

          The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements on page 15.

     (2)  Financial Statement Schedules

          The financial statement schedules filed in response to Item 8 and Item 14(d) of Form 10-K are listed on the index to Consolidated Financial Statements on page 15.

     (3)  Exhibits

          The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K.

          3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

          3 (ii)    Form of Amended Bylaws of the Registrant


          10 (i) Purchase Agreement dated April 30, 1986, between Registrant and Metropolitan Life Insurance Company (Incorporated herein by reference to Exhibit 4 filed with Form 10-K for the year ended November 29, 1986)


          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

          10 (ii) Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 30, 1991)

          10 (iii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

          21   Subsidiaries of the Registrant

          23   Consents of Experts and Counsel


(b)  Reports on Form 8-K for the Quarter Ended November 27, 1993.

     A report on Form 8-K under Item 5 was filed on August 30, 1993, relative to the sale of the Company's luggage business, American Tourister, Inc. The sale did not represent the disposition of a significant amount of assets as would be required to be reported under Item 2 of Form 8-K; however, American Tourister represented a substantial portion of the Company's previously-reported Durables segment. The report included the Company's consolidated balance sheet at November 28, 1992 and November 30, 1991, and consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 28, 1992, restated to give effect to the discontinued operations of American Tourister from November 29, 1987.

                                                                      SCHEDULE V
                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                     EQUIPMENT LEASED TO OTHERS AND PROPERTY
 FOR THE YEARS ENDED NOVEMBER 27, 1993, NOVEMBER 28, 1992, AND NOVEMBER 30, 1991
                             (DOLLARS IN THOUSANDS)



                                               BALANCE AT      ADDITIONS                           OTHER CHANGES            BALANCE
                                     USEFUL     BEGINNING         AT                               -------------            AT END
                                    LIVES (D)   OF PERIOD        COST        RETIREMENTS      ADD (E)      DEDUCT (E)      OF PERIOD
                                    --------    --------       ---------     -----------      ------       ----------      ---------


YEAR ENDED NOVEMBER 27, 1993:

Equipment Leased to Others             3-7     $252,080        $31,827        $64,057        $12,634        $ 2,550       $229,934
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------
Land and land improvements            6-20     $ 13,035        $   259             $3             $-            $91        $13,200
                                                -------         ------         ------         ------         ------        -------
Buildings and building equipment      5-40      123,770         16,926            683              -          3,643        136,370
                                                -------         ------         ------         ------         ------        -------
Machinery and equipment               3-15      307,153         42,074          7,654             57         27,537        314,093
Aircraft and aircraft facilities      5-20       37,392            340              -              -              -         37,732
Transportation equipment               2-8       50,696          9,946          3,908            296          1,128         55,902
                                                -------         ------         ------         ------         ------        -------
     Subtotal                                   395,241         52,360         11,562            353         28,665        407,727
                                                -------         ------         ------         ------         ------        -------
     Total Property                            $532,046        $69,545(A)     $12,248       $    353        $32,399       $557,297
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------

YEAR ENDED NOVEMBER 28, 1992:

Equipment Leased to Others             3-7     $242,616        $17,396        $ 8,922       $    990        $     -       $252,080
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------
Land and land improvements            6-20     $ 12,863        $   404        $     8       $      -        $   224       $ 13,035
                                                -------         ------         ------         ------         ------        -------
Buildings and building equipment      5-40      109,605          8,394            710          6,798            317        123,770
                                                -------         ------         ------         ------         ------        -------
Machinery and equipment               3-15      269,259         45,403          7,611          1,249          1,147        307,153
Aircraft and aircraft facilities      5-20       25,191         13,596          1,395              -              -         37,392
Transportation equipment               2-8       43,818         11,483          4,631             45             19         50,696
                                                -------         ------         ------         ------         ------        -------
     Subtotal                                   338,268         70,482         13,637          1,294          1,166        395,241
                                                -------         ------         ------         ------         ------        -------
     Total Property                            $460,736        $79,280(B)     $14,355        $ 8,092        $ 1,707       $532,046
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------

YEAR ENDED NOVEMBER 30, 1991:

Equipment Leased to Others             3-7     $234,701        $13,307        $ 3,404        $     -        $ 1,988       $242,616
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------
Land and land improvements            6-20      $12,607            $46        $    76        $   316        $    30       $ 12,863
                                                -------         ------         ------         ------         ------        -------
Buildings and building equipment      5-40      100,670          5,393          1,487          5,211            182        109,605
                                                -------         ------         ------         ------         ------        -------
Machinery and equipment               3-15      245,125         30,926         11,507          4,918            203        269,259
Aircraft and aircraft facilities      5-20       24,940            130              4              -           (125)        25,191
Transportation equipment               2-8       42,299          5,903          5,444          1,203            143         43,818
                                                -------         ------         ------         ------         ------        -------
     Subtotal                                   312,364         36,959         16,955          6,121            221        338,268
                                                -------         ------         ------         ------         ------        -------
     Total Property                            $425,641        $42,398(C)     $18,518        $11,648(F)     $   433       $460,736
                                                -------         ------         ------         ------         ------        -------
                                                -------         ------         ------         ------         ------        -------

(A)  THE MAJOR ADDITIONS IN 1993 WERE FOR MACHINERY AND EQUIPMENT USED IN EXISTING PLANTS, AND REPLACEMENTS OF TRACTORS AND
     TRAILERS.

(B)  THE MAJOR ADDITIONS IN 1992 WERE FOR MACHINERY AND EQUIPMENT USED IN EXISTING PLANTS, AND REPLACEMENTS OF TRACTORS, TRAILERS
     AND AIRCRAFT.

(C)  THE MAJOR ADDITIONS IN 1991 WERE FOR MACHINERY AND EQUIPMENT USED IN EXISTING PLANTS, AND REPLACEMENTS OF TRACTORS AND
     TRAILERS.

(D)  ESTIMATED USEFUL LIVES IN COMPUTING DEPRECIATION.  UPON RETIREMENT OR DISPOSAL OF ANY ITEM OF PROPERTY, THE COST AND THE
     RELATED DEPRECIATION ARE REMOVED FROM THE RESPECTIVE ACCOUNTS.  ANY RESULTING GAIN OR LOSS IS INCLUDED IN NET INCOME.

(E)  INCLUDES TRANSFERS TO UNCONSOLIDATED SUBSIDIARIES, FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, RECLASSIFICATIONS, ACQUISITIONS,
     CAPITALIZED LEASES AND, IN 1993, THE SALE OF DISCONTINUED OPERATION.

(F)  ACQUIRED IN LE COUVIOUR AND BLOCK PURCHASES.


                                                                     SCHEDULE VI

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
       ACCUMULATED DEPRECIATION OF EQUIPMENT LEASED TO OTHERS AND PROPERTY
 FOR THE YEARS ENDED NOVEMBER 27, 1993, NOVEMBER 28, 1992, AND NOVEMBER 30, 1991
                             (DOLLARS IN THOUSANDS)



                                                          ADDITIONS
                                                           CHARGED
                                         BALANCE AT       TO COSTS                            OTHER CHANGES            BALANCE
                                          BEGINNING          AND                              -------------            AT END
                                          OF PERIOD       EXPENSES      RETIREMENTS      ADD (A)      DEDUCT (A)      OF PERIOD
                                          --------        ---------     -----------      ------        ---------      ---------


YEAR ENDED NOVEMBER 27, 1993:

Equipment Leased to Others               $ 204,342       $ 29,363       $ 60,865        $   264       $  1,575      $ 171,529
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------
Land improvements                        $   5,313       $    468       $      3        $     -       $      1      $   5,777
Buildings and building equipment            48,226          6,634            591              -          1,505         52,764
Machinery and equipment                    180,051         31,047          5,515              -         20,157        185,426
Aircraft and aircraft facilities            11,129          2,159              -              -              -         13,288
Transportation equipment                    27,891          8,307          3,666             11            884         31,659
                                          --------        -------        -------         ------        -------       --------
     Total Property                      $ 272,610       $ 48,615       $  9,775        $    11       $ 22,547      $ 288,914
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------

YEAR ENDED NOVEMBER 28, 1992:

Equipment Leased to Others               $ 165,682       $ 46,885       $  8,529        $   304       $      -      $ 204,342
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------
Land improvements                        $   4,925       $    464       $      4        $     9       $     81      $   5,313
Buildings and building equipment            42,399          6,171            417            717            644         48,226
Machinery and equipment                    157,622         29,003          6,634            456            396        180,051
Aircraft and aircraft facilities            10,540          1,269            680              -              -         11,129
Transportation equipment                    24,785          7,207          4,407            306              -         27,891
                                          --------        -------        -------         ------        -------       --------
     Total Property                      $ 240,271       $ 44,114       $ 12,142        $ 1,488        $ 1,121      $ 272,610
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------
YEAR ENDED NOVEMBER 30, 1991:

Equipment Leased to Others               $ 129,829       $ 39,557       $  2,915        $     -       $    789      $ 165,682
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------
Land improvements                        $   4,512       $    489       $     76        $     -       $      -      $   4,925
Buildings and building equipment            37,868          5,473            923              -             19         42,399
Machinery and equipment                    141,050         26,870         10,061              -            237        157,622
Aircraft and aircraft facilities             8,982          1,561              4              -             (1)        10,540
Transportation equipment                    24,512          5,610          5,282              -             55         24,785
                                          --------        -------        -------         ------        -------       --------
     Total Property                      $ 216,924       $ 40,003       $ 16,346        $     -       $    310      $ 240,271
                                          --------        -------        -------         ------        -------       --------
                                          --------        -------        -------         ------        -------       --------

(A)  INCLUDES TRANSFERS TO UNCONSOLIDATED SUBSIDIARIES, FOREIGN CURRENCY TRANSLATION ADJUSTMENTS, RECLASSIFICATIONS, AND, IN 1993,
     THE SALE OF DISCONTINUED OPERATION.


                                                                   SCHEDULE VIII

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED NOVEMBER 27, 1993, NOVEMBER 28, 1992, AND NOVEMBER 30, 1991
                             (DOLLARS IN THOUSANDS)



                                                                      ADDITIONS
                                                             --------------------------
                                               BALANCE AT     CHARGED TO     CHARGED TO     DEDUCTIONS       BALANCE
                                                BEGINNING      COSTS AND        OTHER         NET OF         AT END
    DESCRIPTION                                 OF PERIOD      EXPENSES     ACCOUNTS (A)  RECOVERIES (B)    OF PERIOD
- ------------------------------------            ---------      ---------    ------------  --------------    ---------

Reserves deducted from assets
     to which they apply:

     Allowance for possible losses
          and discounts
          - accounts receivable:

          Year Ended:

               November 27, 1993               $ 15,574        $ 3,761        $ 3,392       $ 11,456       $ 11,271

               November 28, 1992               $ 15,168        $ 6,721        $ 2,325        $ 8,640       $ 15,574

               November 30, 1991               $ 11,191        $ 7,603        $ 5,959        $ 9,585       $ 15,168



(A)  REDUCTION OF GROSS REVENUES FOR CASH DISCOUNTS, CO-OPERATIVE ADVERTISING ALLOWANCES AND OTHER ADJUSTMENTS IN DETERMINING NET
     REVENUE.  ALSO INCLUDES THE EFFECT OF ACQUISITION OF BUSINESSES.

(B)  INCLUDES THE SALE OF DISCONTINUED OPERATION IN 1993.




                                       -39

                                                                     SCHEDULE IX

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS
 FOR THE YEARS ENDED NOVEMBER 27, 1993, NOVEMBER 28, 1992, AND NOVEMBER 30, 1991
                             (DOLLARS IN THOUSANDS)





                                                                MAXIMUM          AVERAGE           WEIGHTED
                                BALANCE AT     WEIGHTED         AMOUNT           AMOUNT             AVERAGE
        CATEGORY                  END OF        AVERAGE       OUTSTANDING      OUTSTANDING       INTEREST RATE
     OF BORROWINGS                PERIOD     INTEREST RATE   DURING PERIOD    DURING PERIOD    DURING PERIOD (B)
- ---------------------------     ----------   ------------    -------------    -------------    -----------------

Bank Borrowings: (A)

    Year Ended:

          November 27, 1993     $ 12,708          8.0%        $ 48,867          $ 33,085             9.8%

          November 28, 1992     $ 42,119         10.0%        $ 44,764          $ 21,709             9.4%

          November 30, 1991     $ 12,803         10.3%        $ 12,803          $  5,431            11.3%


(A)  THE COMPANY MAINTAINS REVOLVING LINES OF CREDIT FOR FOREIGN SUBSIDIARIES.  BORROWINGS DURING 1992 AND 1993 INCLUDE A TERM LOAN
     UTILIZED TO FUND PAYMENTS IN CONNECTION WITH THE ACQUISITION OF LE COUVIOUR S.A. IN 1991.

(B)  THE WEIGHTED AVERAGE INTEREST RATE DURING THE PERIOD WAS COMPUTED BY DIVIDING INTEREST EXPENSE BY THE WEIGHTED AVERAGE
     SHORT-TERM DEBT OUTSTANDING DURING THE PERIOD IN WHICH INCURRED.


                                                                      SCHEDULE X

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
 FOR THE YEARS ENDED NOVEMBER 27, 1993, NOVEMBER 28, 1992, AND NOVEMBER 30, 1991
                             (DOLLARS IN THOUSANDS)




                       ITEM                                           CHARGED TO COSTS AND EXPENSES  (B)
- -------------------------------------------------------           ------------------------------------------

                                                                  NOVEMBER 27,   NOVEMBER 28,   NOVEMBER 30,
                                                                      1993           1992           1991
                                                                  ------------   ------------   -------------


1.   Maintenance and repairs . . . . . . . . . . . . . . . .       $ 30,282       $ 30,323       $ 29,417
                                                                     ------        -------        -------
                                                                     ------        -------        -------

2.   Depreciation, amortization and write-down
        of intangible assets . . . . . . . . . . . . . . . .       $ 32,585(C)    $ 24,275       $ 15,472
                                                                     ------        -------        -------
                                                                     ------        -------        -------

3.   Taxes, other than payroll and income taxes. . . . . . .       $ 15,960       $ 13,883       $ 12,628
                                                                     ------        -------        -------
                                                                     ------        -------        -------

4.   Royalties . . . . . . . . . . . . . . . . . . . . . . .           (a)            (a)            (a)
                                                                     ------        -------        -------
                                                                     ------        -------        -------

5.   Advertising costs . . . . . . . . . . . . . . . . . . .       $ 15,454       $ 16,081       $ 14,876
                                                                     ------        -------        -------
                                                                     ------        -------        -------



(A)  AMOUNTS HAVE BEEN OMITTED SINCE THEY ARE LESS THAN ONE PERCENT OF NET REVENUES.

(B)  INCLUDES AMOUNTS RELATIVE TO DISCONTINUED OPERATIONS THROUGH AUGUST 28, 1993.

(C)  REFLECTS THE WRITE-DOWN OF GOODWILL IN THE AMOUNT OF $14,000 RELATIVE TO THE ACQUISITION OF BLOCK MEDICAL, INC.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HILLENBRAND INDUSTRIES, INC.


                                   By:  /S/ W August Hillenbrand
                                        -------------------------------------
                                        W August Hillenbrand
Dated: January 19, 1994                 President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Daniel A. Hillenbrand               /S/ Leonard Granoff
    ---------------------------             ---------------------------
    Daniel A. Hillenbrand                   Leonard Granoff
    Chairman of the Board                   Director

/S/ Tom E. Brewer                       /S/ John C. Hancock
    ---------------------------             ---------------------------
    Tom E. Brewer                           John C. Hancock
    Senior Vice President and               Director
       Chief Financial Officer

/S/ James D. Van De Velde               /S/ W August Hillenbrand
    ---------------------------             ---------------------------
    James D. Van De Velde                   W August Hillenbrand
    Vice President, Controller              Director

/S/ Robert K. Bellamy                   /S/ George M. Hillenbrand II
    ---------------------------             ---------------------------
    Robert K. Bellamy                       George M. Hillenbrand II
    Director                                Director

/S/ Lawrence R. Burtschy                /S/ John A. Hillenbrand II
    ---------------------------             ---------------------------
    Lawrence R. Burtschy                    John A. Hillenbrand II
    Director                                Director

/S/ Peter F. Coffaro                    /S/ Ray J. Hillenbrand
    ---------------------------             ---------------------------
    Peter F. Coffaro                        Ray J. Hillenbrand
    Director                                Director

/S/ Edward S. Davis                     /S/ Lonnie M. Smith
    ---------------------------             ---------------------------
    Edward S. Davis                         Lonnie M. Smith
    Director                                Director



Dated:  January 19, 1994

                          HILLENBRAND INDUSTRIES, INC.
                                INDEX TO EXHIBITS



     3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

     3 (ii)    Form of Amended Bylaws of the Registrant


     10 (i) Purchase Agreement dated April 30, 1986, between Registrant and Metropolitan Life Insurance Company (Incorporated herein by reference to Exhibit 4 filed with Form 10-K for the year ended November 29, 1986)

     10 (ii) Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 30, 1991)

     10 (iii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

     21        Subsidiaries of the Registrant

     23        Consents of Experts and Counsel