Form 10-Q
period 1994-02-26
HILLENBRAND INDUSTRIES INC
filed 1994-04-12
CIK 47518

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED FEBRUARY 26, 1994    COMMISSION FILE NO. 1-6651

                          HILLENBRAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                      INDIANA                               35-1160484
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


              700 STATE ROUTE 46 EAST
                BATESVILLE, INDIANA                         47006-8835
     (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (812) 934-7000

                                 NOT APPLICABLE
                     (Former name, former address and former
                   fiscal year, if changes since last report)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                 Yes  X                               No
                    -------                             ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       Common Stock, without par value - 71,426,161 as of March 31, 1994.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                        1

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                   Page
                                                                   ----

PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements

               Consolidated Balance Sheet,                       Exhibit 1
                    2/26/94 and 11/27/93

               Consolidated Income for the Three Months          Exhibit 1
                    Ended 2/26/94 and 2/27/93

               Consolidated Cash Flows for the Three Months      Exhibit 1
                    Ended 2/26/94 and 2/27/93

               Supplementary Financial Information                  3-4



     Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     4-7


PART II - OTHER INFORMATION

     Item 6 -  Exhibits and Reports of Form 8-K                       7




SIGNATURES                                                            8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements appear in
Exhibit 1 to this quarterly report on Form 10-Q which financial statements are attached hereto and incorporated herein by reference:

     Consolidated Balance Sheet, 2/26/94 and 11/27/93

     Consolidated Income for the Three Months
          Ended 2/26/94 and 2/27/93

     Consolidated Cash Flows for the Three Months
          Ended 2/26/94 and 2/27/93

The unaudited, condensed consolidated financial statements appearing in
Exhibit 1 to this quarterly report on Form 10-Q, which are incorporated herein by reference, should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements herein have been prepared in accordance with the Company's understanding of the instructions to Form 10-Q. In the opinion of management, such financial statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods.

Filed as part of this report:

Supplementary Balance Sheet Information
(Pertaining to non-insurance assets and consolidated shareholders' equity)


                                                  (Dollars in Thousands)
                                                  ----------------------
                                                  2/26/94       11/27/93
                                                  -------       --------
Allowance for possible losses and
     discounts on trade receivables..........   $  10,340       $  11,271

Accumulated depreciation of equipment
     leased to others and property...........     482,421         460,443

Accumulated amortization of intangible
     assets..................................     120,244         119,258



                                                  2/26/94        11/27/93
                                                  -------        --------
     Capital Stock:
       Preferred stock, without par value:
         Authorized 1,000,000 shares;
           Shares issued........................   None            None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued...................... 80,323,912     80,323,912

Supplementary Income Statement Information

Earnings per common share were computed by dividing net income by the average number of common shares, including restricted shares issued to employees, outstanding during each period (71,378,272 for the three months of 1994 and 71,567,480 for the three months of 1993). Under a program begun in 1983, the Company has acquired to date 10,228,272 shares of common stock of which 1,479,621 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 have also been excluded from the computation because of their insignificant dilutive effect.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

FIRST QUARTER 1994 COMPARED TO YEAR END 1993

LIQUIDITY:

Net cash generated from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of the insurance operation) grew from $210.2 million at the end of fiscal 1993 to $282.2 million at the end of the first quarter of 1994, an increase of $72.0 million.

Net cash flow from operating activities in the first quarter of $47.6 million was $22.1 million higher than in the first quarter of 1993 due to improved earnings and a smaller increase in net working capital. Excluding working capital acquired, accounts receivable declined $9.6 million in the first quarter compared to a $2.4 million increase in 1993. Inventories increased $2.0 million in 1994 versus $6.7 million in 1993. These items were partially offset by a decrease in accrued expenses.

The decline in accounts receivable (excluding acquisitions) from year-end was due to lower sales at Hill-Rom, partially offset by higher revenues at SSI. Days sales outstanding (including the effect of acquisitions) was 68 at the end of the first quarter compared with 70 at year-end.

Annualized inventory turns on revenues was 12.8 at quarter-end, down from 14.7 at year-end due to inventories relative to acquisitions occurring near the end of the quarter.

Accounts payable and accrued expenses were below year-end levels due to incentive compensation payments throughout the Company and lower shipments and production at Hill-Rom in the first quarter, partially offset by liabilities assumed in acquisitions.

Capital spending of $20.5 million was $2.8 million lower than in the first quarter of 1993 due primarily to the production of fewer therapy units at SSI.

Acquisition payments of $45.5 million in the first quarter consisted primarily of the purchase of L. & C. Arnold AG, a German manufacturer of hospital and nursing home beds. In addition, Batesville Casket acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, and Lincoln Casket Company, a casket distributor based in Detroit, Michigan.

Forethought generates adequate cash to fund all statutory reserves.

CAPITAL RESOURCES:

On February 23, 1994, the Company issued $100.0 million of its 7% Debentures due February 15, 2024, the proceeds of which are to be used for general corporate purposes. This brought the long-term debt-to-equity ratio up to 31.1% at the end of the first quarter compared with 16.9% at the end of 1993. The Company intends to prepay without penalty a $75.0 million unsecured promissory note (classified as current debt) in the second quarter of this year. Additional debt capacity affords the Company considerable flexibility in the funding of internal and external growth.

RESULTS OF OPERATIONS

FIRST QUARTER 1994 COMPARED TO FIRST QUARTER 1993

Net revenues of $377.4 million were up $29.0 million or 8.3%. In the Funeral Services segment, Batesville Casket's sales growth was driven by higher unit volume, sales of new products (including cremation products and services) and a moderate price increase. Earned premium revenue was higher at Forethought due to increased insurance in force. Investment income increased on the strength of a larger invested asset base, partially offset by lower yields. Revenue growth in the Health Care segment was generated by SSI which reported increased units in use across all product lines and market segments. Hill-Rom's sales were negatively impacted by lower volume in Europe due to continued recessionary pressures within the European Community. Sales at Block Medical were down compared with an unusually strong first quarter last year. Medeco Security Lock's sales were essentially unchanged from last year as higher export sales were offset by lower activity in the northeast due to unfavorable weather conditions.

Gross profit of $178.2 million was up $11.8 million or 7.1%. Batesville Casket's profitability was favorably affected by increased sales of higher margin products, control of fixed costs and improved operating efficiencies. While gross profit grew at Forethought, it did not match the growth in revenues due to unfavorable claim experience. The increase in gross profit in the Health Care segment was consistent with revenue growth.

Administrative, distribution and selling expenses (including unassigned corporate overhead) increased $5.4 million, or 5.0%, from the first quarter of 1993. As a percentage of revenues, these expenses declined to 30.0% from 30.9% due to increasing revenues without a proportional increase in fixed expenses. Additionally, depreciation expense relative to the SSI acquisition continues to decline.

Interest expense was 13.4% lower than in the first quarter of 1993 due to a decrease in debt associated with the acquisition of LeCouviour.

Other income, net, consisting of investment income and miscellaneous income and expense, was $1.0 million lower than in 1993. Investment income was up due to higher average levels of interest-earning assets, partially offset by lower yields. This was offset by unfavorable foreign currency transaction adjustments and lower death benefits associated with the Company's corporate-owned life insurance program.

The Company's effective income tax rate was 38.2% in the first quarter of 1994 compared with 38.0% in the same period last year. An increase in the Federal statutory rate was mostly offset by a decrease in the state effective rate.

Results for the remainder of the year will be affected by the death rate (Batesville Casket) and the demand for capital goods by Hill-Rom's customers. Management is cautiously optimistic about the prospects for continued growth.


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          The unaudited, condensed consolidated financial statements for the first quarter ended February 26, 1994 are attached hereto as
          Exhibit 1.

     B.   Reports on Form 8-K

          There were no reports filed on Form 8-K during the first quarter ended February 26, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  April 11, 1994         BY:  /S/  Tom E. Brewer
                                 ------------------------------
                                         Tom E. Brewer
                                          Senior Vice President
                                            and Chief Financial Officer


DATE:  April 11, 1994         BY:  /S/  James D. Van De Velde
                                 --------------------------------
                                         James D. Van De Velde
                                         Vice President - Controller

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES                    EXHIBIT I
FINANCIAL STATEMENTS (Unaudited)

Consolidated Cash Flows


                                                        (In Thousands)
                                                      Three Months Ended
                                                    02/26/94      02/27/93
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .$ 37,691      $ 33,559
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization  . . . . . . . . .  23,298        23,704
    Change in noncurrent deferred
     income taxes  . . . . . . . . . . . . . . . . .  (4,312)       (3,548)
    Change in net working capital
     excluding cash, current debt
     and acquisitions  . . . . . . . . . . . . . . . (13,442)      (31,784)
    Change in insurance items:
     Benefit reserves  . . . . . . . . . . . . . . .  42,614        37,128
     Unearned revenue  . . . . . . . . . . . . . . .  17,250        16,358
     Deferred acquisition costs  . . . . . . . . . . (12,712)       (9,740)
     Investments, net  . . . . . . . . . . . . . . . (36,621)      (39,864)
    Other, net . . . . . . . . . . . . . . . . . . .  (6,205)         (386)
                                                     -------       -------
Net cash flows from operating
 activities  . . . . . . . . . . . . . . . . . . . .  47,561        25,427
                                                     -------       -------
Cash flows from investing activities:
  Capital expenditures, net  . . . . . . . . . . . . (20,451)      (23,284)
  Acquisition of businesses. . . . . . . . . . . . . (45,531)            -
                                                     -------       -------
Net cash flows from investing
 activities  . . . . . . . . . . . . . . . . . . . . (65,982)      (23,284)
                                                     -------       -------

Cash flows from financing activities:
  Additions to debt, net . . . . . . . . . . . . . . 101,278            40
  Payment of cash dividends  . . . . . . . . . . . . (10,191)       (8,049)
  Treasury stock acquisitions. . . . . . . . . . . .    (637)       (2,415)
  Other  . . . . . . . . . . . . . . . . . . . . . .       -            55
                                                     -------       -------
Net cash flows from financing
 activities  . . . . . . . . . . . . . . . . . . . .  90,450       (10,369)
                                                     -------       -------


Total cash flows . . . . . . . . . . . . . . . . . .  72,029        (8,226)


Cash and cash equivalents:
 At beginning of period  . . . . . . . . . . . . . . 210,157       149,989
                                                     -------       -------
 At end of period  . . . . . . . . . . . . . . . . . 282,186       141,763
                                                     -------       -------
                                                     -------       -------

Consolidated Income


                                                   (In Thousands Except
                                                      Per Share Data)
                                                    Three Months Ended
                                                     02/26/94     02/27/93
Net revenues  . . . . . . . . . . . . . . . . . . .  $377,406     $348,432

Cost of revenues  . . . . . . . . . . . . . . . . .   199,222      182,006

Administrative, dist. and selling expenses  . . . .   113,092      107,658
                                                     --------      -------

Operating profit  . . . . . . . . . . . . . . . . .    65,092       58,768

Interest expense  . . . . . . . . . . . . . . . . .    (4,870)      (5,621)

Other income, net . . . . . . . . . . . . . . . . .       766        1,815
                                                     --------      -------

Income from continuing operations before
 income taxes . . . . . . . . . . . . . . . . . . .    60,988       54,962
Income taxes  . . . . . . . . . . . . . . . . . . .    23,297       20,889
                                                     --------      -------
Income from continuing operations . . . . . . . . .    37,691       34,073
Loss from discontinued operations net of
 income taxes . . . . . . . . . . . . . . . . . . .         -         (514)
                                                     --------      -------
Net income  . . . . . . . . . . . . . . . . . . . .    37,691       33,559
                                                     --------      -------
                                                     --------      -------
Earnings/common share:
Income from continuing operations . . . . . . . . .       .53          .48
Loss from discontinued operations net of
 income taxes   . . . . . . . . . . . . . . . . . .         -         (.01)
                                                     --------      -------
Net income/common share . . . . . . . . . . . . . .       .53          .47
                                                     --------      -------
                                                     --------      -------

Dividends/common share  . . . . . . . . . . . . . .     .1425        .1125
                                                     --------      -------
                                                     --------      -------

Consolidated Balance Sheet


ASSETS                                                (In Thousands)
                                                  02/26/94        11/27/93

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .$  282,186     $  210,157
  Trade receivables. . . . . . . . . . . . . . . .   255,847        253,818
  Inventories. . . . . . . . . . . . . . . . . . .   107,006         90,900
  Other. . . . . . . . . . . . . . . . . . . . . .    18,343         19,151
                                                  ----------     ----------
   Total current assets. . . . . . . . . . . . . .   663,382        574,026

Equipment leased to others, net. . . . . . . . . .    59,246         58,405

Property, net. . . . . . . . . . . . . . . . . . .   283,902        268,383

Other assets:
  Intangible assets, net . . . . . . . . . . . . .   178,032        138,384
  Other assets . . . . . . . . . . . . . . . . . .    20,344         19,116
                                                  ----------     ----------
   Total other assets. . . . . . . . . . . . . . .   198,376        157,500
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . .   982,183        934,029
  Deferred acquisition costs . . . . . . . . . . .   230,515        217,803
  Deferred income taxes. . . . . . . . . . . . . .    35,884         33,649
  Other. . . . . . . . . . . . . . . . . . . . . .    26,613         26,952
                                                  ----------     ----------
   Total insurance assets. . . . . . . . . . . . . 1,275,195      1,212,433
                                                  ----------     ----------

Total assets . . . . . . . . . . . . . . . . . . .$2,480,101     $2,270,747
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES                                            (In Thousands)
                                                  02/26/94         11/27/93
Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . .$   18,736     $   12,708
  Current portion of long-term debt. . . . . . . .    76,285         77,318
  Trade accounts payable . . . . . . . . . . . . .    39,392         47,768
  Accrued expenses . . . . . . . . . . . . . . . .   151,151        152,234
                                                  ----------     ----------
   Total current liabilities . . . . . . . . . . .   285,564        290,028

Long-term debt . . . . . . . . . . . . . . . . . .   210,971        107,887
Other long-term liabilities. . . . . . . . . . . .    92,673         72,780
Deferred income taxes. . . . . . . . . . . . . . .    18,556         20,633

Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . .   870,429        827,815
  Unearned revenue . . . . . . . . . . . . . . . .   309,836        292,586
  General liabilities. . . . . . . . . . . . . . .    12,760         19,086
                                                  ----------     ----------
   Total insurance liabilities . . . . . . . . . . 1,193,025      1,139,487
                                                  ----------     ----------

Total liabilities. . . . . . . . . . . . . . . . . 1,800,789      1,630,815
                                                  ----------     ----------

SHAREHOLDERS' EQUITY

  Common stock . . . . . . . . . . . . . . . . . .     4,442          4,442
  Additional paid-in capital . . . . . . . . . . .    11,555          3,900
  Retained earnings. . . . . . . . . . . . . . . .   807,423        779,923
  Foreign currency translation adjustment. . . . .    (1,431)        (1,643)
  Treasury stock . . . . . . . . . . . . . . . . .  (142,677)      (146,690)
                                                  ----------     ----------
   Total shareholders' equity. . . . . . . . . . .   679,312        639,932
                                                  ----------     ----------

Total liabilities and
 shareholders' equity. . . . . . . . . . . . . . .$2,480,101     $2,270,747
                                                  ----------     ----------
                                                  ----------     ----------