Form 10-Q
period 1994-05-28
HILLENBRAND INDUSTRIES INC
filed 1994-07-12
CIK 47518

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MAY 28, 1994    COMMISSION FILE NO. 1-6651

                  HILLENBRAND INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

           INDIANA                         35-1160484
 (State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)       Identification No.)


   700 STATE ROUTE 46 EAST                 47006-8835
     BATESVILLE, INDIANA                   (Zip Code)
    (Address of principal
      executive offices)

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

               Yes____X_____                 No__________

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


Common Stock, without par value - 71,187,992 as of July 5, 1994.

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                  HILLENBRAND INDUSTRIES, INC.

                       INDEX TO FORM 10-Q


                                                                  PAGE


PART I - FINANCIAL INFORMATION


     Item 1 -    Financial Statements

                 Consolidated Balance Sheet,                    Exhibit 1
                    5/28/94 and 11/27/93

                 Consolidated Income for the Three Months       Exhibit 1
                    and Six Months Ended 5/28/94 and 5/29/93

                 Consolidated Cash Flows for the Six Months     Exhibit 1
                    Ended 5/28/94 and 5/29/93

                 Supplementary Financial Information               3-4

     Item 2 -    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     4-8


PART II - OTHER INFORMATION

     Item 4 -    Submission of Matters to a Vote of Security
                 Holders                                            8


     Item 6 -    Exhibits and Reports on Form 8-K                   9


SIGNATURES                                                        9

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements appear in Exhibit 1 to this quarterly report on Form
10-Q which financial statements are attached hereto and incorporated herein by reference:

            Consolidated Balance Sheet, 5/28/94 and 11/27/93

            Consolidated Income for the Three Months and Six Months
                Ended 5/28/94 and 5/29/93

            Consolidated Cash Flows for the Six Months
                Ended 5/28/94 and 5/29/93

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

Filed as part of this report:

Supplementary Balance Sheet Information
(Pertaining to non-insurance assets and consolidated shareholders' equity)


                                                 (DOLLARS IN THOUSANDS)
                                                  ----------------------
                                               5/28/94             11/27/93
                                            -------------       --------------
Allowance for possible losses and
     discounts on trade receivables...       $  10,479            $  11,271

Accumulated depreciation of equipment
     leased to others and property...          499,600              460,443

Accumulated amortization of intangible
     assets...........................         125,341              119,258




                                                   5/28/94             11/27/93
                                                   -------             --------
     Capital Stock:
       Preferred stock, without par value:
           Authorized 1,000,000 shares;
             Shares issued.....................     None                 None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued.....................    80,323,912        80,323,912



Supplementary Income Statement Information

Earnings per common share were computed by dividing net income by the average number of common shares, including restricted shares issued to employees, outstanding during each period (71,411,324 for the three months of 1994; 71,394,798 for the six months of 1994; 71,502,623 for the three months of 1993; and 71,534,854 for the six months of 1993). Under a program begun in 1983, the Company has acquired to date 10,367,872 shares of common stock of which 1,483,352 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 have also been excluded from the computation because of their insignificant dilutive effect.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

SECOND QUARTER 1994 COMPARED TO YEAR END 1993

Liquidity:

Net cash generated from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of the insurance operation) declined from $210.2 million at the end of fiscal 1993 to $175.3 million at the end of the second quarter of 1994.

Net cash flow from operating activities in the first six months of $85.3 million was up $17.6 million compared with the first six months of 1993 due to a smaller increase in net working capital and higher cash flows from insurance operations. Excluding working capital acquired, accounts receivable declined $3.4 million from year end 1993 compared with a $7.1 million increase between year end 1992 and the second quarter of 1993. Accrued expenses increased $5.5 million in the first two quarters of 1994 versus a $21.7 million decrease in the comparable period in 1993. Other cash outflows of $12.7 million in 1994 primarily represents deferred loan expense relative to the debentures issued in the first quarter, net cash flow relative to the Company's corporate-owned life insurance program and accrued investment income from insurance operations. In 1993, this line included the liability associated with Forethought's purchase of mortgage-backed dollar roll contracts, the cash flow effect of which was offset in the investments line.

The decline in accounts receivable (excluding acquisitions) from year-end was due to lower sales at Hill-Rom, partially offset by higher revenues at SSI. Days sales outstanding (including the effect of acquisitions) was 69 at the end of the second quarter compared with 70 at year-end.

Annualized inventory turns on revenues was 12.0 at quarter-end, down from 14.7 at year-end due to inventories relative to acquisitions occurring in the first quarter and, to a lesser extent, lower shipments at Hill-Rom.

Accounts payable and accrued expenses were below year-end levels due to incentive compensation payments throughout the Company in the first quarter and lower shipments and production at Hill-Rom in the first and second quarters, partially offset by liabilities assumed in acquisitions.

Capital spending of $54.1 million in the first two quarters was slightly ahead of the $53.2 million in the first six months of 1993. The production of fewer therapy units at SSI was offset by higher investments in other areas of the Health Care segment.

Acquisition payments of $45.5 million (occurring in the first quarter) consisted primarily of the purchase of L. & C. Arnold AG, a German manufacturer of hospital and nursing home beds. In addition, Batesville Casket acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, and Lincoln Casket Company, a casket distributor based in Detroit, Michigan.

The net cash flow represented by the change in insurance benefit reserves, unearned revenue and deferred acquisition costs is primarily a function of policy sales, which were up significantly in the first six months of 1994 versus the comparable period in 1993.

Capital Resources:

In the first quarter of 1994, the Company issued $100.0 million of its 7% Debentures due February 15, 2024, the proceeds of which are to be used for general corporate purposes. In the second quarter, a $75.0 million unsecured promissory note (which was classified as current debt at year end 1993) was prepaid without penalty. The long-term debt-to-equity ratio was 29.6% at the end of the second quarter compared with 16.9% at the end of 1993. Additional debt capacity affords the Company considerable flexibility in the funding of internal and external growth.

RESULTS OF OPERATIONS

SECOND QUARTER 1994 COMPARED TO SECOND QUARTER 1993

Net revenues of $382.7 million were up $17.3 million, or 4.7%, with growth reported in both segments. In the Funeral Services segment, Batesville Casket's unit volume was negatively affected by a decline in the death rate. Typically, the seasonal spike in the death rate due to pneumonia and influenza occurs in the first quarter. In 1993, the spike occurred in the second quarter, resulting in a difficult comparison between the 1993 and 1994 second quarters. This drop in unit volume was more than offset by a moderate price increase which took effect in the second quarter of 1994 and increased sales of cremation products. Additionally, certain marketing programs have had a favorable effect on Batesville's market share of caskets. At Forethought, earned premium revenue was up due to increased insurance in force, and higher investment income was driven by a larger invested asset base, partially offset by lower yields. Revenue growth in the Health Care segment was mainly attributable to increased units in use in all product lines and market segments at SSI. There has, however, been a slight shift toward lower priced products. Hill-Rom's sales were negatively affected by a slowdown in new orders as a result of market uncertainty related to pending health care reform in Washington. Sales in Europe were up compared with the second quarter of 1993 due to sales at Hill- Rom's German subsidiary L. & C. Arnold, which was acquired in the first quarter of this year. Sales at Block Medical continue to trail 1993 results. Medeco Security Locks recorded double digit sales growth in the second quarter, with all sales channels in both the U.S. and Europe showing improvement.

Gross profit of $178.9 million was up $3.5 million or 2.0%. Lower casket unit volume at Batesville Casket had a slightly negative effect on the Funeral Services' profit margin. Fixed cost control and ongoing productivity improvements mitigated the volume shortfall. In the Health Care segment, SSI's U.S. operating results improved but were partially offset by disappointing results in Europe. Hill-Rom's gross profit margins were negatively affected by the volume shortfall and by increased used furniture sales and growth in Europe where margins are lower.

Administrative, distribution and selling expenses increased $7.6 million, or 6.7%, from the second quarter of 1993. As a percentage of revenues, these expenses increased from 31.1% to 31.7%. The Funeral Services segment was marginally affected by lower casket unit volume. In the Health Care Segment, lower depreciation expense relative to the acquisition of SSI was offset by sales shortfalls at Hill-Rom, costs associated with the acquisition and rationalization of operations in Europe, higher product development costs and expenses related to the integration of Hill-Rom and SSI.

Interest expense increased $1.4 million, or 25.9%, compared with the second quarter of 1993 due to the issuance of debentures in the first quarter of 1994, partially offset by the prepayment of the $75.0 promissory note and lower debt associated with the acquisition of LeCouviour.

Other income, net, consisting of investment income and miscellaneous income and expense, of $1.8 million was equal to the second quarter of 1993. Investment income was up due to higher average levels of interest-earning assets, partially offset by lower yields. This was offset by unfavorable foreign currency transaction adjustments and lower death benefits associated with the Company's corporate-owned life insurance program.

The Company's effective income tax rate was 38.2% in the second quarter of 1994 compared with 38.0% in the same period last year. An increase in the Federal statutory rate was mostly offset by a decrease in the state effective rate.

SIX MONTHS ENDED MAY 28, 1994 COMPARED TO SIX MONTHS ENDED MAY 29, 1993

Since many of the factors affecting second quarter results also affected first quarter and year to date results refer to the discussion of second quarter results for additional analysis.

Net revenues were up $46.3 million, or 6.5%, with both segments reporting increases. In the Funeral Services segment, Batesville Casket's casket unit volume shortfall in the second quarter was more than offset by strong growth in the first quarter (against a relatively weak 1993 first quarter) with unit volume up on a year to date basis. First quarter shipments at Hill-Rom were flat in the U.S. and down in Europe with combined shipments below 1993 on a year to date basis. SSI's performance between the first and second quarter was consistent relative to the same periods in 1993. Sales at both Block and Medeco, compared with 1993, were better in the second quarter than in the first quarter.

Gross profit of $357.1 million was up $15.2 million, or 4.5%, compared with the first six months of 1993. These year to date results reflect the stronger revenue performance of Batesville Casket and Hill-Rom in the first quarter of 1994 relative to the second quarter.

Administrative, distribution and selling expenses increased $13.0 million, or 5.9%, and as a percentage of revenues declined slightly to 30.8% versus 31.0% in the first two quarters of 1993. First quarter revenue growth was mostly offset by the second quarter revenue shortfall and costs relative to European operations at Hill-Rom.

Management believes the slowdown in earnings is not indicative of any fundamental change in the Company's operations nor market share, but rather is a symptom of the current 'wait and see' attitude by Hill-Rom's customers stemming from the uncertainty and continued delays in health care reform in Washington. Despite the slowdown in earnings during the quarter, management expects growth in earnings for the full year.

                   PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 5, 1994. Matters voted upon by proxy were: the election of four directors nominated for three year terms expiring in 1997, and the ratification of the Board of Directors' appointment of Price Waterhouse as independent auditors for the Company.



                                          Voted           Voted           Withheld/          Broker
                                           For           Against          Abstained         Non-Vote
                                          -----          -------          ---------         --------
Election of directors in Class I for
  terms expiring in 1997:

Peter F. Coffaro                     58,782,048          200,742               0                0
Edward S. Davis                      58,782,048          200,742               0                0
Leonard Granoff                      58,782,048          200,742               0                0
W August Hillenbrand                 58,782,048          200,742               0                0


Messrs. Lawrence R. Burtschy, Daniel A. Hillenbrand and
Ray J. Hillenbrand will continue to serve as Class II directors and Messrs. John C. Hancock, George M. Hillenbrand II,
John A. Hillenbrand II and Lonnie M. Smith will continue to serve as Class III directors.

Robert K. Bellamy, who was serving as a Class II director, passed away on June 5, 1994. A determination as to his successor has not been made at this time.

Proposal to ratify Price Waterhouse
  as the Company's independent
  auditors:                         58,885,348            44,326             53,116             0



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    A.    Exhibits

          The unaudited, condensed consolidated financial statements for the second quarter ended May 28, 1994 are attached hereto as
          Exhibit 1.

    B.    Reports on Form 8-K

          There were no reports filed on Form 8-K during the second quarter ended May 28, 1994.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILLENBRAND INDUSTRIES, INC.

DATE:  July 11, 1994                   BY: /S/  Tom E. Brewer
                                           ------------------
                                                 Tom E. Brewer
                                                 Senior Vice President
                                                  and Chief Financial Officer


DATE:  July 11, 1994                    BY:  /S/  JAMES D. VAN DE VELDE
                                             --------------------------
                                                 James D. Van De Velde
                                                 Vice President - Controller