Form 10-Q
period 1994-08-27
HILLENBRAND INDUSTRIES INC
filed 1994-10-11
CIK 47518

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 1994    COMMISSION FILE NO. 1-6651

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

                                 NOT APPLICABLE
                     (Former name, former address and former
                   fiscal year, if changed since last report)


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                   Yes    X                                No
                      ----------                             ----------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       Common Stock, without par value - 71,162,447 as of October 2, 1994.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                      Page
                                                                      ----



PART I - FINANCIAL INFORMATION


     Item 1 -  Financial Statements

               Consolidated Cash Flows for the Nine Months            Exhibit 1
                    Ended 8/27/94 and 8/28/93

               Consolidated Income for the Three Months               Exhibit 1
                    and Nine Months Ended 8/27/94 and 8/28/93

               Consolidated Balance Sheet,                            Exhibit 1
                    8/27/94 and 11/27/93

               Supplementary Financial Information                         3-4

     Item 2 -  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          4-8


PART II - OTHER INFORMATION

     Item 1 -  Legal Proceedings                                            8

     Item 6 -  Exhibits and Reports on Form 8-K                             8


SIGNATURES                                                                  9

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The following unaudited, condensed consolidated financial statements appear in
Exhibit 1 to this quarterly report on Form 10-Q which financial statements are attached hereto and incorporated herein by reference:

            Consolidated Balance Sheet, 8/27/94 and 11/27/93

            Consolidated Income for the Three Months and Nine Months
                Ended 8/27/94 and 8/28/93

            Consolidated Cash Flows for the Nine Months
                Ended 8/27/94 and 8/28/93

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

Filed as part of this report:

Supplementary Balance Sheet Information
(Pertaining to non-insurance assets and consolidated shareholders' equity)


                                                       (Dollars in Thousands)
                                                       ----------------------
                                                       8/27/94       11/27/93
                                                       -------       --------
Allowance for possible losses and
     discounts on trade receivables. . . . . .       $  10,708      $  11,271

Accumulated depreciation of equipment
     leased to others and property . . . . . .         501,987        460,443

Accumulated amortization of intangible
     assets. . . . . . . . . . . . . . . . . .         130,436        119,258


                                                       8/27/94       11/27/93
                                                       -------       --------

     Capital Stock:
       Preferred stock, without par value:
           Authorized 1,000,000 shares;
             Shares issued . . . . . . . . . .            None           None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued . . . . . . . . . .      80,323,912     80,323,912


Supplementary Income Statement Information

Earnings per common share were computed by dividing net income by the average number of common shares, including restricted shares issued to employees, outstanding during each period (71,229,334 for the three months of 1994; 71,339,643 for the nine months of 1994; 71,295,830 for the three months of 1993; and 71,455,179 for the nine months of 1993). Under a program begun in 1983, the Company has acquired to date 10,584,817 shares of common stock of which 1,483,352 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 have also been excluded from the computation because of their insignificant dilutive effect.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The integration of Hill-Rom and SSI Medical Services was organizationally completed effective August 1, 1994. The combined company (referred to henceforth as "Hill-Rom") remains in the Health Care segment with Block Medical and Medeco Security Locks for reporting purposes.

FINANCIAL CONDITION

THIRD QUARTER 1994 COMPARED TO YEAR END 1993

Liquidity:

Funding of the patent infringement settlement (see the discussion of third quarter results of operations) occurred in the fourth quarter of 1994. The $84.8 million payment was funded entirely from the Company's cash and cash equivalents ($181.1 million at the end of the third quarter). The income tax benefit of $32.2 million will be realized through lower income tax payments in the fourth quarter of 1994 and the first quarter of 1995.

Net cash generated from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of the insurance operation) declined from $210.2 million at the end of fiscal 1993 to $181.1 million at the end of the third quarter of 1994.

Net cash flows from operating activities in the first nine months of $119.9 million was down $26.8 million compared with the same period in 1993. Net working capital (excluding acquisitions and the accrued litigation settlement) increased $26.3 million versus a $16.5 million increase in 1993. Accounts receivable declined $4.1 million compared with a $9.7 million decrease in the first three quarters of 1993. Inventories were up $7.4 million in 1994 and up $4.9 million in 1993. The litigation settlement (paid subsequent to the August 27, 1994 balance sheet date) of $52.5 million, net of taxes, is reflected in accrued expenses. Excluding this item and acquisitions, current liabilities declined $23.8 million in 1994 and $24.8 million 1993. 'Other' adjustments reconciling net income to net cash flows from operating activities include deferred loan expense on debentures, the Company's corporate-owned life insurance program, non-current accrued expenses and accrued investment income from insurance operations. The variance between 1994 and 1993 primarily reflects the liability associated with Forethought's purchase of mortgage-backed dollar roll contracts in 1993, the cash flow effect of which was offset in the investment line. This item did not recur in 1994.

The decline in accounts receivable (excluding acquisitions) from year-end was due to lower bed sales at Hill-Rom. Days sales outstanding (including the effect of acquisitions) was 69 at the end of the third quarter compared with 70 at year-end.

Annualized inventory turns on revenues was 12.6 at quarter-end, down from 14.7 at year-end due to acquisitions occurring in the first quarter and, to a lesser extent, lower shipments at Hill-Rom.

Capital spending of $83.7 million was $13.4 million higher than in the prior year. The growth in spending was primarily in the Health Care segment.

Acquisition payments of $37.6 million represent the purchase in the first quarter of L. & C. Arnold AG, Industrias Arga, S.A. de C.V and Lincoln Casket Company. The initial purchase price of L. & C. Arnold was adjusted to reflect the sale of a portion of that business in the third quarter, as anticipated.

The net cash flow represented by the change in insurance benefit reserves, unearned revenue and deferred acquisition costs is primarily a function of policy sales, which were up significantly in the first nine months of 1994 versus the comparable period in 1993.

Capital Resources:

In the first quarter of 1994, the Company issued $100.0 million of its 7% Debentures due February 15, 2024, the proceeds of which are to be used for general corporate purposes. In the second quarter, a $75.0 million unsecured promissory note (which was classified as current debt at year end 1993) was prepaid without penalty. The long-term debt-to-equity ratio was 32.4% at the end of the third quarter compared with 16.9% at the end of 1993. Additional debt capacity affords the Company considerable flexibility in the funding of internal and external growth. As previously discussed, the Company utilized cash and cash equivalents on hand at August 27, 1994, to fund the $84.8 million litigation settlement in the fourth quarter.

RESULTS OF OPERATIONS

THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993

Net revenues of $377.8 million were up $37.2 million, or 10.9%, with growth reported in both segments. In the Funeral Services segment, Batesville Casket's revenue growth was driven by higher casket unit volume, a moderate second quarter price increase and increased sales of cremation products. At Forethought, earned premium revenue was up due to increased insurance in force, and higher investment income was driven by a larger invested asset base and higher average yields. Revenue growth at Hill-Rom in the Health Care segment was due to increased bed sales in Europe, including sales by L. & C. Arnold AG which was acquired in the first quarter of this year, and increased therapy rental beds in service, offsetting the softness in sales orders for acute care products in the U.S. Sales at Block were up marginally in the third quarter as increased shipments of disposable infusion pumps offset lower electronic pump sales. Medeco reported sales essentially equal to last year's third quarter with higher door security business offsetting lower OEM shipments.

Gross profit of $170.6 million was up $9.2 million, or 5.7%. As a percentage of revenues, gross profit was 45.2%, down from 47.4% in the third quarter of 1993. Profitability in the Funeral Services segment was negatively affected by increased sales of lower margin cremation products. In the Health Care segment, margins were down slightly from 1993. At Hill-Rom, increased sales in Europe and higher shipments of remanufactured furniture, both of which generate lower margins, were mostly offset by the growth in therapy bed rentals and the leveraging of the associated fixed expenses.

Administrative, distribution and selling expenses increased $7.3 million, or 6.7%, from the third quarter of 1993. As a percentage of revenues, these expenses declined from 32.2% to 31.0%. The Funeral Services segment reported improvement as the result of a moderate increase in these expenses combined with double-digit revenue growth. In the Health Care segment, lower depreciation expense relative to the acquisition of SSI was offset by costs associated with the acquisition and rationalization of operations in Europe, higher product development costs and expenses related to the integration of Hill-Rom and SSI. Incentive compensation expense was lower throughout the Company.

On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc. against Support Systems International, Inc. and SSI Medical Services, Inc., wholly owned subsidiaries of the Company, for a cash payment of $84.8 million. The settlement amount was reflected in third quarter results as an unusual charge and payment was made in the fourth quarter. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of a trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations. The settlement of the patent infringement suit will not affect future operating results.

Interest expense increased $576 thousand, or 11.6%, compared with the third quarter of 1993 due to the issuance of debentures in the first quarter of 1994, partially offset by the prepayment of the $75.0 million promissory note and lower debt associated with the acquisition of LeCouviour.

Other income, net, consisting of investment income and miscellaneous income and expense, of $1.5 million was down $399 thousand from the third quarter of 1993. Investment income was up due to higher average levels of interest-earning assets and higher interest rates. This was offset by other miscellaneous items.


The third quarter income tax credit of $13.7 million includes the $32.2 million tax benefit relative to the litigation settlement. Excluding this item, the Company's third quarter effective rate was 37.4%. The 40.7% rate reported in the third quarter of 1993 reflected the cumulative effect of the one percentage point increase in the Federal statutory rate which was retroactive to January 1, 1993. The 1994 rate includes the effect of certain state tax planning strategies.

NINE MONTHS ENDED AUGUST 27, 1994 COMPARED TO NINE MONTHS ENDED AUGUST 28, 1993

Since many of the factors affecting third quarter results also affected first quarter, second quarter and year to date results, refer to the discussion of third quarter results for additional analysis.

Net revenues of $1.1 billion were up $83.5 million, or 7.9%, with both segments reporting increases. In the Funeral Services segment, Batesville Casket's casket unit volume growth in the first and third quarters more than offset the shortfall in the second quarter. Health Care segment revenues were higher than 1993 on a year to date basis due to increased bed sales in Europe and double-digit growth in therapy bed rental revenues at Hill-Rom. Medeco's sales remain ahead of 1993 on a year to date basis while Block was down.

Gross profit of $527.7 million was up $24.5 million, or 4.9%. As a percentage of revenues, gross profit was 46.4% versus 47.7% in 1993. The issues affecting this percentage in the third quarter may continue in the fourth quarter.



Administrative, distribution and selling expenses increased $20.3 million, or 6.1%, and as a percentage of revenues were 30.9% compared with 31.4% in 1993. Revenue growth in the first and third quarters, lower incentive compensation expense and prudent management of all expenses offset the higher European, acquisition, product development and integration costs.

The Company's 1994 year to date effective income tax rate of 37.9% compares with 38.8% in 1993 and reflects the implementation of certain state tax planning strategies.

Management believes that changes in the health care delivery system continue to affect the order patterns for capital products of Hill-Rom's customers. There has been no fundamental change in the Company's operations or market share.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc. ("KCI") against Support Systems International, Inc. and SSI Medical Services, Inc., wholly owned subsidiaries of the Comapnay, for a cash payment of $84.8 million (KINETIC CONCEPTS, INC. V. SUPPORT
          SYSTEMS INTERNATIONAL, INC. and SSI MEDICAL SERVICES, INC., U.S District Court, Western District of Texas, originally filed
          September 6, 1991). KCI alleged that SSI's RESTCUE AND RESTCUE CC therapy units infringed certain patents owned by KCI. KCI sought an award of actual damages and sought to enjoin SSI from marketing the RESTCUE units. Before the trial, the RESTCUE products had been replaced by a next generation therapy product. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of a trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations.The settlement of the patent infringement suit will not affect future operating results. The settlement amount was reflected in third quarter results as an unusual charge and payment was made in the fourth quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          The unaudited, condensed consolidated financial statements for the third quarter ended August 27, 1994 are attached hereto as
          Exhibit 1.

     B.   Reports on Form 8-K

          There were no reports filed on Form 8-K during the third quarter ended August 27, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HILLENBRAND INDUSTRIES, INC.

DATE:  October 10, 1994            BY:  /s/ Tom E. Brewer
                                        -----------------------
                                             Tom E. Brewer
                                             Senior Vice President
                                              and Chief Financial Officer


DATE:  October 10, 1994            BY:  /s/ James D. Van De Velde
                                        -------------------------------
                                             James D. Van De Velde
                                             Vice President - Controller