Form 10-K
period 1994-12-03
HILLENBRAND INDUSTRIES INC
filed 1995-03-02
CIK 47518

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994            COMMISSION FILE NO. 1-6651

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

       Title of Each Class            Name of Each Exchange on Which Registered
- - ------------------------------------ -------------------------------------------
 COMMON STOCK, WITHOUT PAR VALUE               NEW YORK STOCK EXCHANGE

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

          Yes    X                                     No
               -----                                       -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

          Common Stock, without par value - $1,404,208,000 as of February 10, 1995 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common Stock, without par value - 70,806,267 as of February 10, 1995.

     DOCUMENTS INCORPORATED BY REFERENCE.

          Portions of the 1995 Proxy Statement furnished to Shareholders - Parts I and III.
          Portions of the 1992 Proxy Statement furnished to Shareholders - Part IV.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 3, 1994
                                TABLE OF CONTENTS


                                                                          PAGE
                                     PART I

Item 1.                Business                                             1
Item 2.                Properties                                           7
Item 3.                Legal Proceedings                                    7
Item 4.                Submission of Matters to a Vote
                       of Security Holders                                  8

                                     PART II

Item 5.                Market for Registrant's Common
                       Equity and Related Stockholder
                       Matters                                              8
Item 6.                Selected Financial Data                              9
Item 7.                Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                        9
Item 8.                Financial Statements and Supplementary
                       Data                                                18
Item 9.                Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure                                37

                                    PART III

Item 10.               Directors and Executive Officers
                       of the Registrant                                   38
Item 11.               Executive Compensation                              38
Item 12.               Security Ownership of Certain
                       Beneficial Owners and Management                    38
Item 13.               Certain Relationships and Related
                       Transactions                                        38

                                     PART IV

Item 14.               Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                             38

                                   SIGNATURES                              41

                                     PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its five major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries. Hillenbrand is organized into two business segments: Funeral Services and Health Care. The Funeral Services segment consists of Batesville Casket Company, Inc., a manufacturer of caskets and products for the cremation market, and Forecorp, Inc., a provider of funeral planning insurance products. The Health Care segment consists of Hill-Rom, Inc., a manufacturer of equipment for hospitals and provider of wound care, pulmonary/trauma and incontinence management services; Block Medical, Inc., a provider of home infusion therapy products; and Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use. (Medeco does not directly serve the health care industry but is included in the Health Care segment due to its relative size.)

FUNERAL SERVICES

     Batesville Casket Company, Inc. ("Batesville"), an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze and hardwood caskets, including caskets for the cremation market. In addition to caskets, Batesville manufactures and sells a line of urns used in cremations. All Batesville metal caskets are protective caskets which are electrically welded and made resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.

     Batesville Monoseal-REGISTRATION MARK- steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville caskets.

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

     In December 1993, Batesville acquired Industrias Arga, S.A. de C.V., a casket manufacturer in Mexico.

     Forecorp, Inc., which was founded in 1985, and its subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve the country's largest network of funeral planning professionals with marketing support for Forethought-REGISTRATION MARK- funeral plans funded by life insurance policies. This specialized funeral planning product is offered through licensed funeral homes. Customers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the funeral services and merchandise when needed. With funds provided by a life insurance policy from Forethought Life Insurance Company, the Forethought program offers inflation protection by enabling the funeral home to guarantee that the planned funeral will be available as specified.

     Certificates of authority to sell life insurance have been obtained in forty-eight (48) states, Puerto Rico and the District of Columbia. Forethought Life Insurance products are available through a network of over 4,000 independent funeral homes in forty-three (43) of these jurisdictions.

HEALTH CARE

     In fiscal 1994, Hill-Rom Company, Inc. and SSI Medical Services, Inc. ("SSI") were combined to form Hill-Rom, Inc. ("Hill-Rom"), an Indiana corporation headquartered in Batesville, Indiana. Hill-Rom is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture and architectural systems specifically designed to meet the needs of medical-surgical, critical care and perinatal providers. It has been in the hospital equipment business since 1929. Hill-Rom (as SSI) has been engaged in the manufacture of therapy beds and support surfaces and the rental of these products in the wound care, pulmonary/trauma and incontinence management markets since SSI was acquired by Hillenbrand in 1985.

     The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, recovery rooms and labor and delivery rooms. Other Hill-Rom products include sideguard communications, wood finished bedside cabinets, adjustable height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Hill-Rom also remanufactures hospital beds. Its process includes disassembly, washing, sanding, painting and reassembly with new components.

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

     Clinical support for Hill-Rom's wound care, pulmonary/trauma and incontinence management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Within the wound care market, CLINITRON-REGISTRATION MARK- Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber.

     Hill-Rom also offers low airloss therapy through its EFICA CC-TM- and FLEXICAIR-REGISTRATION MARK- units. FLEXICAIR low airloss therapy is provided for pressure sore prevention and wound treatment when ambulation is a priority or continuous head elevation is desired. The FLEXICAIR unit regulates air pressure in five zones corresponding to patient body areas. EFICA CC-TM Dynamic Air Therapy-REGISTRATION MARK, which was introduced in 1994, offers several modes of operation, including lateral rotation, percussion and vibration, while maintaining optimal low airloss pressure relief. This is the state-of-the-art therapy bed for the pulmonary/trauma market.

     The CLENSICAIR-REGISTRATION MARK- Incontinence Management System combines pressure-relieving low airloss therapy with a breakthrough design for managing incontinence.

     Other wound care products include the ACUCAIR-REGISTRATION MARK- Continuous Air Flow System and the CLINISERT-REGISTRATION MARK Pressure Relief System.
Both are offered as more effective alternatives to conventional overlays and mattresses.

     Hill-Rom therapy systems are made available to hospitals, long-term care facilities and the home environment on a rental basis through over 150 Service Centers located in the United States, Canada and Western Europe.

     Block Medical, Inc. ("Block"), a Delaware corporation, is headquartered in Carlsbad, California, and was acquired by Hillenbrand in 1991. Certain of its manufacturing operations were moved to Mexico during fiscal 1994. Block is a manufacturer of home infusion products for antibiotic, nutritional, chemotherapy and other drug therapies, including HOMEPUMP-TM-, a disposable infusion pump, and VERIFUSE-TM, an ambulatory electronic infusion pump. HOMEPUMP, which can be carried in a pocket or specially designed pouch, provides a simple and convenient way for patients to administer their medication with minimum disruption of their lives. VERIFUSE is a computerized electronic infusion pump that is designed to handle more complex infusion medications while enabling the patient to be ambulatory. It is programmed through the use of a built-in bar-code scanner and is capable of delivering four infusion therapies.

     Block's products are sold to homecare providers throughout the United States and internationally by a direct sales force and through distributors.

     Medeco Security Locks, Inc. ("Medeco"), founded in 1968, was purchased by Hillenbrand in 1984. Medeco manufactures and sells a wide variety of deadbolts, padlocks, switch locks, camlocks, electro-mechanical and other special purpose locks for the high security market. Medeco's double locking mechanism provides a higher level of security than is achievable by more common, single locking devices. Medeco locks are primarily constructed of brass and hardened steel and are manufactured in its Salem, Virginia, plant.

     In 1991, Medeco created the Medeco Security Electronics (MSE) division and entered the electronic high security market with two innovative products. INSITE VLS-TM- replaces the thousands of mechanical keys used in pay telephone and vending machine collection. The INSITE SITEKEY-TM provides the state-of-the-art in electronic door security.

     Medeco products are sold domestically and internationally by its sales organization to locksmith supply distributors, original equipment manufacturers and government agencies. Original equipment applications include vending machines, pay telephones, safe and lock boxes, computer equipment, coin-operated laundry machines and communications security devices.

     Hill-Rom generates the predominant share of the Health Care segment's revenues and operating profit. Medeco and Block had an immaterial effect on the operating results of this segment in 1992, 1993 and 1994.


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

HEALTH CARE

     Principal materials used in Hill-Rom products include steel, aluminum, stainless steel, wood, high pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically operated beds and certain other components are purchased from one or more manufacturers. Block uses thermo-plastic materials, elastomeric membranes, electronic components, miniature electric motors, machined metal parts and other materials, substantially all of which are available from multiple sources.

     Medeco uses brass, hardened steel, other metals and electronic components, substantially all of which are available from several sources.

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

HEALTH CARE

     Hill-Rom believes it is the U.S. market share leader in the sale of electrically operated hospital beds, competing with approximately ten (10) other manufacturers, some of which have larger financial resources and sell a broader line of products. In Europe, Hill-Rom competes with several other manufacturers and believes that it is a market leader. In both the U.S. and Europe there are other companies which provide low airloss and other methods of patient support and patient relief.

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

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored and, for new products, amounted to approximately $25,767,000 in 1994, $22,270,000 in 1993, and $20,321,000 in 1992. Additionally, $9,245,000 was spent in 1994,
$8,089,000 in 1993, and $7,689,000 in 1992 on research and development pertaining to the improvement of existing products. The above amounts exclude expenditures relative to discontinued operations.

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

EMPLOYEES

     As of January 20, 1995, the Company employed approximately 10,000 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10.0 million. The Company has provided adequate reserves in its financial statements for these matters. Compliance with other current governmental provisions relating to protection of the environment also does not materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 6 to Consolidated Financial Statements, which statements are included under Item 8.

     The Company's export revenues constituted less than 10% of consolidated revenues in 1994 and prior years.

ORDER BACKLOG

     Order backlogs are immaterial to the Company and there was no material change in backlogs during 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company.

     W August Hillenbrand, 54, was elected Chief Executive Officer of the Company on April 11, 1989 and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

     Lonnie M. Smith, 50, was elected Senior Executive Vice President, effective January 1, 1982. From 1978 through 1981, he held the position of Executive Vice President of American Tourister, Inc. From 1976 to 1978, he was Senior Vice President of Strategic Planning for the Company. Prior to that he was employed by the Boston Consulting Group, business consultants.

     Tom E. Brewer, 56, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983 and Treasurer on September 6, 1991. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.

     George E. Brinkmoeller, 59, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.

     Michael L. Buettner, 37, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark E. Craft, 40, has been employed by the Company since February 26, 1990, and was elected Vice President, Public Affairs on May 1, 1994. Prior to that he was Director, Public Affairs. Prior to joining the Company, he was Manager, Public Relations, for Melvin Simon & Associates, Inc., in Indianapolis, Indiana.

     Mark R. Lindenmeyer, M.D., 48, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He has been employed by the Company since August 18, 1986 as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a practicing physician since 1986 and a licensed attorney since 1972.

     Bradley K. Reedstrom, 33, was elected Vice President, Corporate Planning on December 1, 1991. He has been employed by the Company since June 13, 1985, serving in various capacities in the Corporate Planning department, most recently as Director.

     James G. Thorne, 53, has been employed by the Company since June 14, 1993 and was elected Vice President, Human Resources on April 5, 1994. Prior to joining the Company, he was employed by Monsanto Company for 27 years where he served as Vice President, Human Resources for Fisher Controls International, Inc.

     James D. Van De Velde, 48, was elected Vice President, Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse.

     Robyn P. Washburn, 39, was elected Vice President, Continuous Improvement on April 9, 1991. Prior to that, he served as Vice President, Corporate Planning, and has been employed by the Company since May 10, 1982.

ITEM 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through Government Issued Bonds (see Note 3 to the Consolidated Financial Statements). The Company intends to improve the efficiency of certain facilities in Germany during 1995 and 1996. Otherwise, all facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

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

     In addition to the foregoing, the Company leases or owns a number of warehouse distribution centers, service centers and sales offices throughout the United States and Europe.

ITEM 3.  LEGAL PROCEEDINGS

     In 1993, Hill-Rom was notified that it is part of an investigation into the hospital bed industry by the Antitrust Division of the Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigation Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. The Company is cooperating with the DOJ in its investigation. Although the Company believes that it is not in violation of any antitrust law or statute and expects no material, adverse financial effect, it is impossible to predict with certainty when the investigation will be concluded, what the outcome of the investigation will be and what effect, if any, the outcome might have on the Company's financial condition, results of operations and cash flows.

     On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc. ("KCI") against Support Systems International, Inc. and SSI Medical Services, Inc., wholly owned subsidiaries of the Company, for a cash payment of $84.8 million (KINETIC CONCEPTS, INC. V. SUPPORT SYSTEMS INTERNATIONAL, INC. AND SSI MEDICAL SERVICES, INC., U.S. District Court, Western District of Texas, originally filed September 6, 1991). The settlement amount was reflected in third quarter results as an unusual charge and payment was made in the fourth quarter. KCI alleged that SSI's RESTCUE and RESTCUE CC therapy units infringed certain patents owned by KCI. KCI sought an award of actual damages and sought to enjoin SSI from marketing the RESTCUE units. Before the trial, the RESTCUE products had been replaced by a next generation therapy product. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of a trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations. The settlement of the patent infringement suit will not affect future operating results.
     There is no other pending litigation of a material nature in which the Company or its subsidiaries are involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 3, 1994.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1994 and 1993.

                                    1994                         1993
                              ----------------             ----------------
                              High         Low             High         Low
                              ----         ---             ----         ---
          First Quarter      $43 5/8     $39 1/2          $43 1/2     $38 1/2
          Second Quarter     $42 1/4     $35 1/4          $48 5/8     $41 7/8
          Third Quarter      $36 1/2     $26 5/8          $45 1/2     $38 1/4
          Fourth Quarter     $35 7/8     $29 1/8          $41 7/8     $36 1/2

HOLDERS

     On February 10, 1995, there were approximately 29,000 holders of the Company's common stock.

DIVIDENDS

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.57 ($.1425 per quarter) in 1994 and $.45 ($.1125 per quarter) in 1993 were paid on each share of common stock outstanding. Cash dividends will be $.60 ($.15 per quarter) in 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc. for fiscal years 1990 through 1994.


                              1994           1993           1992           1991           1990
                              ----           ----           ----           ----           ----
                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues               $1,577,034     $1,447,913     $1,303,062     $1,084,487     $  981,928

Income from continuing
  operations (a)           $   89,462     $  132,486     $  111,165     $   89,985     $   72,081

Income from continuing
  operations per share (a) $     1.26     $     1.86     $     1.55     $     1.23     $      .97

Total assets               $2,693,817     $2,270,747     $1,935,207     $1,532,160     $1,268,885

Long-term debt             $  208,729     $  107,887     $  185,081     $  103,589     $  108,119

Cash dividends per share   $      .57     $      .45     $      .35     $      .29     $      .28

(a) Results in 1994 reflect an unusual charge of $52,545 ($.74 per share), after income taxes, for settlement of a patent infringement suit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand's five major operating companies are organized into two business segments. The Funeral Services segment consists of Batesville Casket Company and The Forethought Group. The Health Care segment consists of Hill-Rom, Inc., Block Medical and Medeco Security Locks (included in this segment due to Medeco's relatively small size). In 1994, Hill-Rom and Support Systems International (SSI) were integrated to form a single company. The discussion of results for Hill-Rom includes the operating results of SSI. Results for American Tourister, Inc., which was sold in 1993, have been reported separately as a discontinued operation in the income statement.


RESULTS OF OPERATIONS

1994 COMPARED WITH 1993

SUMMARY
Net revenues increased $129.1 million, or 8.9%, to $1.6 billion in 1994. Approximately $30.0 million of this increase can be attributed to the 53rd week in fiscal 1994. Fiscal 1993 was, and fiscal 1995 will be, 52 week years. Operating profit of $159.0 million was down 32.1% and income from continuing operations declined 32.5% to $89.5 million.

     On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc. against the Company, for a cash payment of $84.8 million. The settlement amount was reflected in third quarter results as an unusual charge to operations of $84.8 million ($52.5 million, or $.74 per share, after tax) and payment was made in the fourth quarter. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of the trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations. The settlement of the patent infringement suit will not affect future operating results. In 1993, the Company wrote down goodwill relative to the acquisition of Block Medical in the amount of $14.0 million. Excluding these non-recurring items, operating profit was down 1.8% and income from continuing operations fell 3.1%.

NET REVENUES
Net revenues in the Health Care segment increased $48.4 million, or 5.5%, to $924.1 million in 1994. This increase was due primarily to the acquisition of
L. & C. Arnold AG (Arnold) by Hill-Rom in February 1994 and increased therapy rental beds in use in the long-term care and home care markets. Revenue growth was also realized in the remanufactured bed market. Offsetting these gains was a drop in electric bed shipments, especially in the U.S. acute care market. Additionally, there was a shift toward lower priced products in the U.S. acute care therapy rental bed market. In Europe, therapy rental bed revenue was up marginally and capital product shipments, excluding sales for Arnold, were essentially flat. At Block Medical, shipments of both disposable infusion pumps and ambulatory electronic pumps were down. Shipments of disposable pumps were up in the fourth quarter compared with the fourth quarter of 1993. Sales in Medeco's door security, gaming industry, electronic pay telephone and automated teller channels were all higher in 1994. Demand in these markets grew and Medeco's product offerings received strong acceptance. Block and Medeco do not contribute significantly to the overall revenues of the Health Care segment.

     Net revenues in the Funeral Services segment increased $80.7 million, or 14.1%, to $652.9 million in 1994. Despite an essentially flat market for casketed deaths, casket unit volume was up at Batesville Casket due to the additional week in fiscal 1994, acquisitions and new product introductions. Revenues were also favorably impacted by price increases, improved product mix and increased sales of products for the cremation market. Forethought's revenue growth reflected higher investment income due to a larger invested asset base, partially offset by lower yields. Yields began falling in 1993 and continued to decline through mid-1994, from which point they have improved steadily. These trends, while consistent with those of the financial markets overall during this time period, generally lag the market by several months. Earned premium revenue was higher due to increased policies in force, year over year.

COST OF REVENUES
Cost of revenues as a percentage of revenues increased from 51.6% in 1993 to 53.8% in 1994. This was due to higher costs associated with the manufacturing operations at Arnold (which was acquired in 1994), the shift to lower priced products in the acute care therapy rental bed market and the unfavorable impact of lower acute care electric bed shipments. In the Funeral Services segment, Forethought increased the crediting rate on policies in force for competitive reasons in the fourth quarter. These items offset lower depreciation expense associated with the acquisition of SSI in 1985 and ongoing improvements in manufacturing efficiency and material costs throughout the Company.

ADMINISTRATIVE, DISTRIBUTION AND SELLING EXPENSES
These expenses (excluding the litigation settlement of $84.8 million) increased 4.1% in 1994. Excluding the $14.0 million write-down of Block goodwill in 1993, they rose 7.4%, and as a percentage of net revenues, were down from 31.2% in 1993 to 30.8% in 1994. The inclusion of expenses associated with the operations of Arnold and other acquisitions and growth in base businesses were offset by improved efficiency, economies of scale and lower incentive compensation expense.

OPERATING PROFIT
Operating profit in the Health Care segment, excluding the litigation settlement in 1994 and write-down of Block goodwill in 1993, was down $16.2 million, or 11.1%. Softness in the U.S. acute care capital market, price pressure in the U.S. acute care rental market, losses from certain European operations and expenses associated with the integration of Hill-Rom and SSI were partially offset by increased therapy rental beds in use and lower expenses associated with the acquisition of SSI.

     In the Funeral Services segment, operating profit was up $8.2 million, or 7.2%. Higher casket unit volume (including the effect of the extra week) and improved price, mix and operating efficiencies generated growth at Batesville Casket. Higher earned premium revenue and investment income were offset by the discretionary increase in the crediting rate on policies in force at Forethought.

OTHER INCOME AND EXPENSE
Interest expense increased $2.2 million, or 10.1%, due to increased lines of credit and other debt associated with Hill-Rom's European operations and the issuance of $100.0 million of debentures in February 1994, partially offset by the retirement of a $75.0 million promissory note in May. Investment income was up $4.4 million, or 49.7%, due to higher rates of return and a higher average level of interest earning assets. Other expense, net, of $4.1 million was higher than in 1993 due primarily to increased net expenses associated with the Company's corporate-owned life insurance program and lower foreign currency transaction net gains.

INCOME TAXES
The effective income tax rate on income from continuing operations decreased from 40.2% in 1993 to 38.2% in 1994. The decrease was primarily attributable to two items. The write-down of Block goodwill of $14.0 million in 1993 was not deductible for tax purposes, resulting in an increase in the 1993 effective rate. This item did not reoccur in 1994. Secondly, the state effective rate was reduced in 1994 as a result of certain tax planning strategies. These decreases were partially offset by an increase in the effective foreign income tax rate. This increase was attributable to operating losses in certain European countries, resulting in foreign loss carryforwards for which there is no associated income tax benefit recognized in the current year.


1993 COMPARED WITH 1992

SUMMARY
Net revenues increased $144.9 million, or 11.1%, to $1.4 billion. Operating profit of $234.3 million was up 19.0% and income from continuing operations increased 19.2% to $132.5 million. Excluding the write-down of Block goodwill of $14.0 million in 1993, operating profit grew 26.2% and income from continuing operations grew 31.8%.

NET REVENUES
Net revenues in the Health Care segment increased $84.7 million, or 10.7%, to $875.7 million in 1993. Growth at Hill-Rom was driven by increased sales of electric beds in the acute care market, birthing beds and refurbished hospital equipment. Capital sales were also higher in Europe and Canada. Therapy rental bed revenue was up due to increased units in use in the acute care, long-term care and home care markets. Rental revenue was down in Europe, despite growth in units in use, due to strong price competition. The acquisition of The Mediscus Group in May 1993 contributed marginally to Hill-Rom's overall revenue growth in 1993. At Block Medical, sales of electronic pumps and disposable administration sets increased modestly in 1993. Sales of disposable infusion pumps were down slightly but improved during the second half of the year. At Medeco, sales of mechanical and electronic telephone locks and door security products increased due to market acceptance of new products and positive consumer spending.

     Net revenues in the Funeral Services segment increased $60.2 million, or 11.8%, to $572.2 million in 1993. Net sales at Batesville Casket were higher due to increased unit shipments (including the marginal effect of acquired distributors), successful new product introductions (including cremation products), improved product mix and a moderate price increase. Forethought's revenue continued its growth pattern in 1993 although, as anticipated, at a rate slightly lower than in prior years. Investment income was up due to a larger invested asset base, partially offset by lower yields. Earned premium revenue was higher due to increased policies in force, year over year.

COST OF REVENUES
Cost of revenues as a percentage of revenues improved slightly from 51.8% in 1992 to 51.6% in 1993. Increased therapy unit utilization, lower depreciation associated with the acquisition of SSI in 1985, improved product mix at Batesville Casket and increased manufacturing efficiency throughout the Company were offset by revenue growth in lower margin European and refurbished equipment markets at Hill-Rom.

ADMINISTRATIVE, DISTRIBUTION AND SELLING EXPENSES
Excluding the write-down of Block goodwill of $14.0 million, these expenses increased 4.7% in 1993 and, as a percentage of revenues, declined from 33.1% to 31.2%. This decrease was due to improved operating efficiency, leveraging of fixed expenses and lower incentive compensation expense throughout the Company. Compensation earned under provisions of the performance compensation plan in 1992 and 1993, based on the performance of certain subsidiaries and the Company in those years, was accrued primarily in 1992. These positive factors were partially offset by the growth of European operations, which have higher expenses relative to revenues.

OPERATING PROFIT
Operating profit in the Health Care segment, excluding the write-down of Block goodwill, was up $30.3 million, or 26.0%, compared with revenue growth of 10.7%. Increased bed sales in the acute care market, higher therapy rental bed revenue in the acute care, long-term care and home care markets, improved operating efficiencies and lower acquisition expenses were partially offset by revenue growth in lower margin European operations.

     In the Funeral Services segment, operating profit was up $16.5 million, or 16.9%, compared with revenue growth of 11.8%. This reflected improved manufacturing, distribution and administrative efficiencies and improved product mix at Batesville Casket and higher investment income, insurance in force and leveraging of fixed expenses at Forethought.

OTHER INCOME AND EXPENSE
Other expense, net, of $276 thousand was $6.0 million less than in 1992 due to favorable foreign currency transaction experience in 1993 relative to 1992 and lower net expenses associated with the Company's corporate-owned life insurance program.

INCOME TAXES
The effective income tax rate on income from continuing operations increased from 37.5% in 1992 to 40.2% in 1993 primarily as a result of a corporate income tax rate increase enacted retroactive to January 1, 1993 as a part of the 1993 tax legislation and the write-down of Block goodwill, which cannot be deducted for tax purposes. This increase was partially offset by decreases in both the state and foreign effective income tax rates.

INFLATION
Inflation and changing prices had a negligible effect on results of operations in 1994, 1993 and 1992. Improvements in manufacturing and administrative efficiencies continue to minimize the effect of price increases.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) fell from $210.2 million at the end of 1993 to $120.4 million at the end of 1994.

OPERATING ACTIVITIES
Net cash flows from operating activities of $92.0 million in 1994 were significantly lower than the $219.1 million and $201.0 million generated in 1993 and 1992, respectively. The decline in 1994 was due to the litigation payment of $52.5 million after income taxes, lower operating results in the Health Care segment and increased funding of working capital, partially offset by improved operating results in the Funeral Services segment.

     The $36.7 million increase in accounts receivable and growth in days sales outstanding (DSO) from 70 to 78 reflected strong fourth quarter shipments and lower prepayments in the Health Care segment. The increase in receivables in 1993 was also due to higher fourth quarter shipments in the Health Care segment. DSO at year-end 1993 was up versus 1992 due primarily to the sale of American Tourister, which had DSO considerably below that of the Company as a whole. The decline in accrued expenses in 1994 was due primarily to lower current income taxes payable (resulting from lower earnings) and incentive compensation payments in the first quarter of 1994. The change in other non-cash adjustments to net income was attributable to the liability associated with mortgage-backed dollar roll contracts purchased by Forethought in 1993, the cash flow effect of which was offset in the investments line, and to changes in other non-current items offset in net working capital.

INVESTING ACTIVITIES
The Company invested $145.5 million in property, plant, equipment, acquisitions and other investments in 1994 compared with $128.8 million in 1993, excluding proceeds of $55.3 million on the sale of American Tourister.

     Capital expenditures in 1994 of $99.5 million were $13.2 million lower than in 1993 and essentially equal to the $98.3 million in 1992. The production of therapy units at Hill-Rom increased from $17.4 million in 1992 to $31.8 million in 1993 and $43.1 million in 1994. Capital spending in 1993 included the construction of Batesville Casket's Business Center and new central offices and investments in various processes and facilities in the Health Care segment.

     Acquisition payments in 1994 were primarily for the purchase of L. & C. Arnold AG, a German manufacturer of hospital and nursing home beds. In addition, Batesville Casket acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, and Lincoln Casket Company, a casket distributor based in Detroit, Michigan. Payments in 1993 and 1992 were primarily for The Mediscus Group and Le Couviour, respectively. The contingent earn-out payments in 1992 represented the final payments relative to the acquisition of SSI in 1985.

     The Company invested $15.7 million in certain limited partnerships in 1994.

FINANCING ACTIVITIES
The Company's long-term debt-to-equity ratio was 30.1% at year-end 1994 compared with 16.9% at year-end 1993. In the first quarter of 1994, the Company issued $100.0 million of unsecured debentures and, in the second quarter, prepaid (without penalty) an unsecured promissory note in the amount of $75.0 million which was due in annual installments in 1994, 1995 and 1996. Additions and reductions to short-term debt in 1992 and 1993 were relative to Hill-Rom's European operations and acquisitions. The Company also issued $100.0 million of debentures in 1992. In the fourth quarter of 1993, the Company filed a registration statement with the Securities and Exchange Commission for the future issuance of up to $200.0 million of debentures. With the issuance of $100.0 million in 1994, $100.0 million remains available, which, when combined with additional debt capacity, existing cash and other working capital, affords the Company considerable flexibility in the funding of internal and external growth.

     Quarterly cash dividends per share were 8.75 cents in 1992, 11.25 cents in 1993 and 14.25 cents in 1994. An additional increase to 15 cents per share was announced in January 1995. The Company expects to continue to share its growth with its shareholders.

     In 1994, Hillenbrand repurchased 610,300 shares of the Company's common stock at a cost of $19.8 million, which compares with purchases of $14.7 million in 1993 and $38.3 million in 1992.

INSURANCE ASSETS AND LIABILITIES
Insurance assets of $1,556.6 million grew 28.4% over the past year. Cash and invested assets of $1,198.5 million constitute 77.0% of the assets. The investments are concentrated in high grade, Federal Government, Federal agency and corporate bond securities. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $1,074.6 million. Statutory reserves represent 64% of the face value of insurance in force. The statutory capital and surplus as a percent of statutory liabilities of the life insurance subsidiary of Forethought was 9.1% at December 31, 1994, up from 8.6% on December 31, 1993. The long-term deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policies. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred future tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred future tax cost, which partially offsets the deferred future tax benefit. The net deferred future tax benefit increased $9.4 million in 1994, compared to $11.0 million in 1993. The reduction in the year to year net increase is attributable to favorable final regulations issued by the Department of the Treasury which reduced the amount of policy acquisition expenses required to be capitalized for tax purposes.

SHAREHOLDERS' EQUITY
Cumulative treasury stock acquired increased to 10,823,572 shares in 1994, up from 10,213,272 shares in 1993. The Company currently has Board of Directors' authorization to repurchase up to a total of 14,000,000 shares. Repurchased shares are used for general business purposes. From the cumulative shares acquired, 316,274 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1994 to individuals under the provisions of the Company's various stock compensation plans. In addition, a total of 45,648 deferred restricted shares were returned to treasury stock for payment at a future date.

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

OTHER ISSUES

ACCOUNTING CHANGES
In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Post Employment Benefits," which establishes standards of financial accounting and reporting for the estimated cost of benefits which will be provided by an employer to former or inactive employees after employment but before retirement. Adoption of this standard did not have a material effect on the Company's financial condition, results of operations or cash flows.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued in May 1993. SFAS 115 requires that investments in debt and equity securities be accounted for and classified as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost; debt and equity securities that are bought and held principally for resale in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either of the above are classified as "available-for-sale" and reported at fair value, with unrealized gains and losses charged or credited directly to a separate component of shareholders' equity. This statement will primarily affect the carrying value and presentation of Forethought's investment assets and will be adopted by the Company in the first quarter of 1995. The predominant share of Forethought's investment assets will be classified as "available-for-sale." Adoption of this statement is expected to result in a reduction in insurance investments of approximately $80.0 million to report these investments at their estimated fair value. Insurance deferred taxes will be increased approximately $28.0 million to reflect the income tax effect and shareholders' equity will be decreased to record the unrealized net loss of approximately $52.0 million. The effect on results of operations and cash flows is not expected to be material.

     In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosures about the amounts, nature, and terms of certain derivative financial instruments, and requires that a distinction be made between those held or issued for trading purposes and those held or issued for purposes other than trading. The Company's holdings in such instruments is minimal. This statement will be adopted in fiscal year 1995.

ENVIRONMENTAL MATTERS
Hillenbrand Industries is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10.0 million. The Company has provided adequate reserves in its financial statements for these matters. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Self-reform of the health care industry, both in the U.S. and in Europe, will continue over the next several years. The most significant impact on Hillenbrand Industries has been, and will continue to be, the change in demand for capital goods in the acute care market as evidenced by the decline in revenues and operating profit at Hill-Rom in 1994. Although it is difficult to predict the ultimate outcome of this reform, the Company believes that investments in innovative products and services and process improvements will enable it to compete effectively in this changing market. Hill-Rom's European companies are leaders in the markets they serve. However, the lower profitability of these operations is expected to continue to negatively affect the Company's overall profit margins in 1995. Modernization of Arnold's production facilities and processes will occur during 1995 and 1996. The investigation of Hill-Rom by the Antitrust Division of the Department of Justice
(DOJ) has been underway since the third quarter of 1993. The Company is cooperating with the DOJ in its investigation. Although the Company believes that it is not in violation of any antitrust law or statute and expects no material, adverse financial effect, it is impossible to predict with certainty when the investigation will be concluded, what the outcome of the investigation will be and what effect, if any, the outcome might have on the Company's financial condition, results of operations or cash flows.

     The market for casketed deaths is essentially flat and Batesville Casket's future success in this market will depend largely on its ability to continue providing its customers with innovative products and services. With the introduction of the Options-TM- cremation program in 1993, and the growth realized in 1994, Batesville believes it is well positioned to compete effectively in the growing cremation market.

     As anticipated, Forethought's revenue growth has slowed somewhat over the past two years as entry into targeted states and other jurisdictions winds down. Forethought's products faced increased competition from trusts in 1994 as yields on those investments improved. Forethought increased the crediting rate on its policies in response to this competition. A solid, conservative investment portfolio, innovative products and services and continued process improvements will allow Forethought to contribute to the future growth of the Funeral Services segment.

     The Company's investment in operations in Canada and Mexico are minimal. While its presence in Europe is growing, exchange rate fluctuations are not material to the Company's financial position and results of operations.

- - ----------------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL DATA (a)
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                1994           1993           1992           1991           1990
- - ----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
- - ----------------------------------------------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
   income to revenues                           10.7           16.8           15.3           14.8           13.9
% Net income to revenues                         5.7           10.1            8.9            8.2            7.7
% Income taxes to pretax income                 38.2           40.2           37.5           38.7           40.1
- - ----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
- - ----------------------------------------------------------------------------------------------------------------------------------
% Long-term debt to total capital               23.1           14.4           25.3           17.4           19.9
% Total debt to total capital                   26.1           26.5           31.9           25.0           21.6
Current assets/current liabilities (b)           2.3            2.0            2.1            1.7            2.2
Working capital turnover (b)                     4.6            4.7            5.1            7.6            5.6
- - ----------------------------------------------------------------------------------------------------------------------------------
PROFITABILITY
- - ----------------------------------------------------------------------------------------------------------------------------------
% Return on total capital                        9.9           19.5           15.9           15.0           13.9
% Return on average shareholders' equity        13.4           25.2           23.1           19.7           18.2
- - ----------------------------------------------------------------------------------------------------------------------------------
Revenues/inventories (b)                        13.7           14.7           14.1           11.3           12.2
Revenues/receivables (b)                         4.7            5.2            5.3            5.4            5.7
- - ----------------------------------------------------------------------------------------------------------------------------------
STOCK MARKET
- - ----------------------------------------------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)                   23.2           20.4           25.5           24.4           17.9
Year-end price/book value                        3.0            4.6            5.4            4.4            3.1
- - ----------------------------------------------------------------------------------------------------------------------------------

(a) RESTATED, WHERE APPLICABLE, TO EXCLUDE THE RESULTS OF THE DISCONTINUED OPERATION.
(b) EXCLUDES INSURANCE OPERATIONS.
- - ----------------------------------------------------------------------------------------------------------------------------------


- - ----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT COMPARISON
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                          Fiscal Year                                  Percent Change
- - ----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                         1994           1993           1992            1994/93        1993/92        1992/91
- - ----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                $1,577.0       $1,447.9       $1,303.1            8.9%          11.1%          20.2%
Cost of revenues                               847.9          747.5          674.4           13.4%          10.8%          17.8%
- - ----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                   729.1          700.4          628.7            4.1%          11.4%          22.7%
Administrative, distribution and
  selling expenses                             485.3          466.1          431.9            4.1%           7.9%          22.3%
Unusual charge                                  84.8              -              -             N/A            N/A            N/A
- - ----------------------------------------------------------------------------------------------------------------------------------
Operating profit                               159.0          234.3          196.8          (32.1%)         19.0%          23.7%
Other expense, net                             (14.2)         (12.7)         (19.0)          12.2%         (33.1%)         56.2%
- - ----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                          144.8          221.6          177.8          (34.7%)         24.6%          21.0%
Income taxes                                    55.3           89.1           66.6          (37.9%)         33.8%          17.0%
- - ----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations               89.5          132.5          111.2          (32.5%)         19.2%          23.5%
Income (loss) from discontinued
  operation net of income taxes                    -            1.8           (5.7)            N/A         131.5%        (607.0%)
Gain on disposal of discontinued
  operation net of income taxes                    -           11.5              -             N/A            N/A            N/A
- - ----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change
  in accounting principle                       89.5          145.8          105.5          (38.6%)         38.2%          18.3%
Cumulative effect of change in method
  of accounting for income taxes                   -              -           10.8             N/A            N/A            N/A
- - ----------------------------------------------------------------------------------------------------------------------------------
Net income                                  $   89.5       $  145.8       $  116.3          (38.6%)         25.4%          30.4%
- - ----------------------------------------------------------------------------------------------------------------------------------

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

Financial Statements:

     Report of Independent Accountants                                        19
     Statements of Consolidated Income for the three years ended
        December 3, 1994                                                      20
     Statements of Consolidated Shareholders' Equity for the three
        years ended December 3, 1994                                          21
     Statements of Consolidated Cash Flows for the three years ended
        December 3, 1994                                                      22
     Consolidated Balance Sheets at December 3, 1994 and
        November 27, 1993                                                     23
     Notes to Consolidated Financial Statements                               25
     Financial Statement Schedules for the three years ended
        December 3, 1994:  Schedule II-Valuation and Qualifying Accounts      40

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at December 3, 1994 and November 27, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1992.




PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 16, 1995

STATEMENT OF CONSOLIDATED INCOME

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

- - ------------------------------------------------------------------------------------------------
                                                       DECEMBER 3,   November 27,   November 28,
Year Ended                                                1994           1993           1992
- - ------------------------------------------------------------------------------------------------
Net revenues                                          $ 1,577,034    $ 1,447,913    $ 1,303,062
Cost of revenues                                          847,870        747,519        674,377
Administrative, distribution and selling expenses         485,369        466,116        431,892
Unusual charge (Note 12)                                   84,750              -              -
- - ------------------------------------------------------------------------------------------------
Operating profit                                          159,045        234,278        196,793
Other income (expense), net:
  Interest expense                                        (23,489)       (21,325)       (21,233)
  Investment income, net                                   13,282          8,872          8,434
  Other                                                    (4,078)          (276)        (6,241)
- - ------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                     144,760        221,549        177,753
Income taxes                                               55,298         89,063         66,588
- - ------------------------------------------------------------------------------------------------
Income from continuing operations                          89,462        132,486        111,165
Income (loss) from discontinued
  operation net of income taxes                                 -          1,778         (5,642)
Gain on disposal of discontinued
  operation net of income taxes                                 -         11,554              -
- - ------------------------------------------------------------------------------------------------
Income before cumulative effect of a
  change in accounting principle                           89,462        145,818        105,523
Cumulative effect of change in method
  of accounting for income taxes                                -              -         10,747
- - ------------------------------------------------------------------------------------------------
Net income                                            $    89,462    $   145,818    $   116,270
- - ------------------------------------------------------------------------------------------------
Earnings per common share:
  Income from continuing operations                   $      1.26    $      1.86    $      1.55
  Income (loss) from discontinued operation
    net of income taxes                                         -            .02           (.08)
  Gain on disposal of discontinued
    operation net of income taxes                               -            .16              -
  Cumulative effect of change in method
    of accounting for income taxes                              -              -            .15
- - ------------------------------------------------------------------------------------------------
Net income per common share                           $      1.26    $      2.04    $      1.62
- - ------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------
Dividends per common share                            $       .57    $       .45    $       .35
- - ------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------
Average number of common shares outstanding            71,278,213     71,406,998     71,915,336
- - ------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

- - ------------------------------------------------------------------------------------------------
                                                       DECEMBER 3,   November 27,   November 28,
Year Ended                                                1994           1993           1992
- - ------------------------------------------------------------------------------------------------
Common stock                                            $   4,442      $   4,442      $   4,442
- - ------------------------------------------------------------------------------------------------
Additional paid-in capital-Beginning of year                3,900          3,228          2,880
  Excess of fair market value over cost on
    reissuance of treasury shares 1994 - 270,626;
    1993 - 23,587; 1992 - 8,358                             7,669            666            255
  Other                                                        18              6             93
- - ------------------------------------------------------------------------------------------------
  End of year                                              11,587          3,900          3,228
- - ------------------------------------------------------------------------------------------------
Retained earnings-Beginning of year                       779,923        666,241        575,098
  Net income                                               89,462        145,818        116,270
  Dividends                                               (40,641)       (32,136)       (25,127)
- - ------------------------------------------------------------------------------------------------
  End of year                                             828,744        779,923        666,241
- - ------------------------------------------------------------------------------------------------
Unearned restricted stock compensation                          -              -           (206)
- - ------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                    10,478         (1,643)         6,462
- - ------------------------------------------------------------------------------------------------
Treasury stock-Beginning of year                         (146,690)      (132,423)       (94,261)
  Shares acquired in 1994 - 610,300;
  1993 - 340,826; 1992 - 1,088,000                        (19,803)       (14,662)       (38,300)
  Reissued                                                  4,733            395            138
- - ------------------------------------------------------------------------------------------------
  End of year                                            (161,760)      (146,690)      (132,423)
- - ------------------------------------------------------------------------------------------------
Total Shareholders' Equity                              $ 693,491      $ 639,932      $ 547,744
- - ------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CONSOLIDATED CASH FLOWS

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

- - ------------------------------------------------------------------------------------------------
                                                       DECEMBER 3,   November 27,   November 28,
Year Ended                                                1994           1993           1992
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  89,462      $ 145,818      $ 116,270
  Adjustments to reconcile net income to
    net cash flows from operating activities:
  Depreciation, amortization and write-down
    of goodwill                                            97,506        112,743        117,588
  Change in noncurrent deferred income taxes              (10,542)       (15,780)       (27,863)
  Cumulative effect of change in accounting
    for income taxes                                            -              -        (10,747)
  Gain on disposal of discontinued operation                    -        (16,306)             -
  Current income taxes on gain                                  -          4,752              -
  Change in working capital excluding cash, current
    debt, earn-out accruals, acquisitions
    and dispositions:
    Trade accounts receivable                             (36,650)       (19,617)       (50,552)
    Inventories                                              (444)        (2,698)            16
    Other current assets                                   (1,734)         5,652         (3,365)
    Trade accounts payable                                  1,181          2,368          4,626
    Accrued expenses and other liabilities                (27,361)           520         49,182
  Change in insurance items:
    Benefit reserves                                      232,169        190,254        169,957
    Unearned revenue                                       88,007         83,107         72,823
    Deferred acquisition costs                            (63,386)       (52,313)       (43,415)
    Investments, net                                     (252,884)      (231,368)      (197,476)
  Other, net                                              (23,358)        11,975          3,919
- - ------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                   91,966        219,107        200,963
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (99,512)      (112,735)       (98,277)
  Retirements, net                                          9,535          5,697          2,846
- - ------------------------------------------------------------------------------------------------
  Net capital expenditures                                (89,977)      (107,038)       (95,431)
  Contingent earn-out payments                                  -              -        (30,257)
  Acquisitions of businesses, net of cash acquired        (39,868)       (21,736)       (28,900)
  Other investments                                       (15,664)             -              -
  Proceeds from disposal of discontinued operation              -         55,285              -
- - ------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                 (145,509)       (73,489)      (154,588)
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to short-term debt                              4,287          7,052         36,780
  Reductions to short-term debt                            (2,760)       (37,794)        (6,429)
  Additions to long-term debt                             100,000             21        102,269
  Reductions to long-term debt                            (77,338)        (7,931)       (20,479)
  Payment of cash dividends                               (40,641)       (32,136)       (25,127)
  Treasury stock acquired                                 (19,803)       (14,662)       (38,300)
- - ------------------------------------------------------------------------------------------------
Net Cash Flows From Financing Activities                  (36,255)       (85,450)        48,714
- - ------------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                          (89,798)        60,168         95,089
CASH AND CASH EQUIVALENTS:
  At Beginning of Year                                    210,157        149,989         54,900
- - ------------------------------------------------------------------------------------------------
  At End of Year                                        $ 120,359      $ 210,157      $ 149,989
- - ------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

- - --------------------------------------------------------------------------------------------------
                                                                  DECEMBER 3,         November 27,
                                                                     1994                 1993
- - --------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------
ASSETS
- - --------------------------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                        $  120,359          $  210,157
Trade accounts receivable, less allowances of
  $13,982 in 1994 and $11,271 in 1993                               299,598             253,818
Inventories                                                         104,229              90,900
Other current assets                                                 21,939              19,151
- - --------------------------------------------------------------------------------------------------
Total current assets                                                546,125             574,026
- - --------------------------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS                                          222,470             229,934
  Less accumulated depreciation                                     146,348             171,529
- - --------------------------------------------------------------------------------------------------
Equipment leased to others, net                                      76,122              58,405
- - --------------------------------------------------------------------------------------------------

PROPERTY                                                            613,756             557,297
  Less accumulated depreciation                                     331,286             288,914
- - --------------------------------------------------------------------------------------------------
Property, net                                                       282,470             268,383
- - --------------------------------------------------------------------------------------------------

OTHER ASSETS:
Intangible assets at amortized cost:
  Patents and trademarks                                             40,036              51,155
  Excess of cost over net asset values of
    acquired companies                                              138,038              82,547
  Other                                                              10,194               4,682
Deferred charges and other assets                                    44,254              19,116
- - --------------------------------------------------------------------------------------------------
Total other assets                                                  232,522             157,500
- - --------------------------------------------------------------------------------------------------

INSURANCE ASSETS (NOTE 9):
Investments                                                       1,198,539             934,029
Deferred acquisition costs                                          281,189             217,803
Deferred income taxes                                                43,051              33,649
Other                                                                33,799              26,952
- - --------------------------------------------------------------------------------------------------
TOTAL INSURANCE ASSETS                                            1,556,578           1,212,433
- - --------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $2,693,817          $2,270,747
- - --------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------------------------
                                                                 DECEMBER 3,         November 27,
                                                                    1994                 1993
- - -------------------------------------------------------------------------------------------------
LIABILITIES
- - -------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
Short-term debt (Note 3)                                         $   25,206          $   12,708
Current portion of long-term debt (Note 3)                            1,805              77,318
Trade accounts payable                                               52,427              47,768
Income taxes (Note 7):
  Payable                                                             7,872              25,664
  Deferred                                                          (20,336)            (20,641)
Accrued compensation                                                 60,874              61,814
Other liabilities (Note 12)                                         111,005              85,397
- - -------------------------------------------------------------------------------------------------
Total current liabilities                                           238,853             290,028
- - -------------------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 3)                                             208,729             107,887
- - -------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES (NOTES 4 AND 12)                         78,045              72,780
- - -------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 7)                                19,470              20,633
- - -------------------------------------------------------------------------------------------------
INSURANCE LIABILITIES (NOTE 9):
Benefit reserves                                                  1,059,984             827,815
Unearned revenues                                                   380,593             292,586
General liabilities                                                  14,652              19,086
- - -------------------------------------------------------------------------------------------------
TOTAL INSURANCE LIABILITIES                                       1,455,229           1,139,487
- - -------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 2,000,326           1,630,815
- - -------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTE 4)
- - -------------------------------------------------------------------------------------------------
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 1994 and 1993                         4,442               4,442
Additional paid-in capital                                           11,587               3,900
Retained earnings (Note 3)                                          828,744             779,923
Foreign currency translation adjustment                              10,478              (1,643)
Treasury stock, at cost:  1994 - 9,401,065 shares;
    1993 - 9,061,391 shares                                        (161,760)           (146,690)
- - -------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          693,491             639,932
- - -------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,693,817          $2,270,747
- - -------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in Note 9.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for several small subsidiaries which provide ancillary services to the Company and the public. These subsidiaries are not consolidated because of their materiality and are accounted for by the equity method. Their results of operations appear in the income statement, net of income taxes, under the caption "Other income (expense), net." Operating results for American Tourister, which was sold on August 30, 1993, are reported separately as a discontinued operation, net of income taxes, in the income statement. Material intercompany accounts and transactions have been eliminated in consolidation.
     The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest November 30.

CASH AND CASH EQUIVALENTS

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost, principally on a last-in, first-out
(LIFO) basis, or market. The LIFO reserve, which approximates the excess of the current cost of inventories over the stated LIFO values, declined from $9.3 million at year-end 1992 to $8.2 million at year-end 1993 due to the sale of American Tourister in 1993. Excluding the effect of the sale, the LIFO reserve increased $1.6 million in 1993. The reserve increased to $9.3 million at year-end 1994. Separate accounts for raw materials, work-in-process and finished goods are not maintained.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their average economic life. These units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1994 and 1993 were:

- - ---------------------------------------------------------------------------
                                                1994            1993
- - ---------------------------------------------------------------------------
Land                                            $ 26,973       $ 13,200
Buildings and building equipment                 141,789        136,370
Machinery and equipment                          444,994        407,727
- - ---------------------------------------------------------------------------
Total                                           $613,756       $557,297
- - ---------------------------------------------------------------------------

INTANGIBLE ASSETS

Intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 40 years. In the fourth quarter of 1993, the Company recorded a $14.0 million charge to reduce the carrying value of the goodwill related to the Block acquisition based on management's expectations for Block's future earnings and discounted cash flows. Accumulated amortization of intangible assets was $133,181 and $119,258 as of December 3, 1994 and November 27, 1993, respectively.

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

RETIREMENT PLANS

The Company and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. The Company contributes funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee's level of compensation during specific periods of employment.
     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 6.0%, respectively, for 1994, 7.5% and 6.0%, respectively, for 1993, and 8.0% and 6.5%, respectively, for 1992.
The expected long-term rate of return on assets was 8.0% for 1994, 1993 and 1992.

Net pension expense includes the following components:

- - --------------------------------------------------------------------------------------------
                                                      1994           1993            1992
- - --------------------------------------------------------------------------------------------
Service expense-benefits earned during the year    $   5,310       $  4,640       $  4,253

Interest expense on projected benefit obligation       6,952          6,447          5,798

Actual loss (return) on plan assets                    6,893        (6,717)       (10,465)

Net amortization and deferral                       (13,555)            566          5,017

- - --------------------------------------------------------------------------------------------
Net pension expense                                $   5,600       $  4,936      $   4,603
- - --------------------------------------------------------------------------------------------

The funded status of the plans is shown in the table below:

- - ---------------------------------------------------------------------------------------------
                                                                    1994           1993
- - ---------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
      benefits of $57,805 in 1994 and $55,932 in 1993              ($61,753)      ($59,998)
- - ---------------------------------------------------------------------------------------------
   Projected benefit obligation for service rendered to date       ($94,817)      ($95,601)

Plan assets at fair value, primarily U.S. Government
   obligations, corporate bonds and notes, and common
   stock issued by the Company.  The value of this common
   stock at date of acquisition by the plans was $2,613
   and the current market value was $13,743 in 1994 and
   $19,148 in 1993.                                                  83,315         85,221
- - ---------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                  (11,502)       (10,380)

Unrecognized net gain from past experience different
   from that assumed                                                (16,405)       (20,491)

Unrecognized prior service cost                                       2,853          4,341

Unrecognized net asset at year-end being recognized
   over 14 to 22 years from the initial compliance date
   of December 1, 1985                                               (1,290)        (1,426)
- - ---------------------------------------------------------------------------------------------

Unfunded accrued expenses included in liabilities                  ($26,344)      ($27,956)
- - ---------------------------------------------------------------------------------------------


     In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in the acquisition of Arnold in 1994. On December 3, 1994, the unfunded accumulated benefit obligation of this plan, included in accrued expenses, was approximately $13,000. Pension expense in 1994 was approximately $1,000.
     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $7,170 in 1994, $5,928 in 1993, and $5,388 in 1992.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income and included as a separate caption in shareholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations and are not material.

2.   ACQUISITIONS

Effective February 7, 1994, the Company's subsidiary, Hill-Rom, Inc., completed the acquisition of L. & C. Arnold AG, a German manufacturer of hospital and nursing home beds. The Company's subsidiary, Batesville Casket Company, Inc., acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, effective December 9, 1993, and Lincoln Casket Company, a casket distributor based in Detroit, Michigan, effective December 10, 1993.
     These acquisitions have been accounted for as purchases and the operations of the businesses acquired have been included in the Company's consolidated financial statements from their respective dates of acquisition. The combined purchase price of these companies (the predominant share of which relates to the acquisition of L. & C. Arnold AG) consisted of cash in the amount of $39.9 million and the assumption of net liabilities (including the establishment of reserves to reflect the cost of rationalizing certain acquired operations) of $6.4 million. The resulting goodwill of $46.3 million is being amortized on a straight-line basis, primarily over 40 years.


3.   FINANCING AGREEMENTS

The Company's various financing agreements contain no provisions or conditions relating to dividend payments, working capital and additional indebtedness.

Long-term debt consists of the following:

- - ------------------------------------------------------------------------------------------
                                                           DECEMBER 3,    November 27,
                                                              1994            1993
- - ------------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011         $100,000       $100,000

Unsecured 7% debentures due on February 15, 2024             100,000              -

Unsecured 9 1/4% promissory note payable to an
  insurance company                                                -         75,000

Unsecured non-interest bearing promissory note                     -          1,750

Government sponsored bonds, interest rates ranging from
  5.0% to 8.9% as of December 3, 1994, with maturities
  to 2008                                                      3,080          4,300

Other                                                          7,454          4,155
- - ------------------------------------------------------------------------------------------

Total                                                        210,534        185,205

Less current portion                                           1,805         77,318
- - ------------------------------------------------------------------------------------------

Total long-term debt                                        $208,729       $107,887
- - ------------------------------------------------------------------------------------------


     The scheduled payments of the remaining long-term debt as of December 3, 1994 are: $1,805 in 1995; $2,101 in 1996; $1,028 in 1997; $848 in 1998 and $762
in 1999.
     Short-term debt consists of a non-interest bearing promissory note in the amount of $1,750 payable in 1995 and use of various lines of credit maintained for foreign subsidiaries totaling $23,456. The weighted average interest rate on all short-term borrowings outstanding as of December 3, 1994 and November 27, 1993 was 7% and 8%, respectively.

4.   SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.
     The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,160,825 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through December 3, 1994, were 16,131. In addition, the Senior Executive Compensation Program provides for participants to defer payment of long-term performance share and other compensation earned in prior years. A total of 203,015 deferred shares are payable as of December 3, 1994. Accruals for payments under these programs are included in "Other Long-Term Liabilities."
     Members of the Board of Directors may elect to defer fees earned as reinvested in common stock of the Company. A total of 3,615 deferred shares are payable as of December 3, 1994 under this program.
     On April 7, 1992, the shareholders of the Company approved the adoption of a performance compensation plan whereby key employees will be awarded tentative performance shares based upon achievement of performance targets. A total of 1,296,899 shares of common stock remain reserved for issuance under this plan as of December 3, 1994. In 1993, 386,096 shares were earned based on the Company's performance. A total of 7,721 deferred shares are payable as of December 3, 1994 under this plan. The plan will terminate on November 30, 2001.
     The Board of Directors has authorized the repurchase, from time to time, of up to 14,000,000 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of December 3, 1994, a total of 10,823,572 shares had been purchased.
     On April 14, 1987, the shareholders of the Company approved the adoption of a restricted stock plan whereby key employees may be granted restricted shares of the Company's stock. The restrictions lapse after six years; or earlier if certain financial goals are exceeded. 2,000,000 shares of common stock were designated for this plan. Remaining authorized restricted shares may be awarded up to April 15, 1997 and the vesting periods begin when the shares are awarded. 324,600 shares have been awarded, 268,132 shares have been distributed and/or deferred, and 56,468 shares have been forfeited as of December 3, 1994. No additional awards are contemplated at this time.

5.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 9) for which it is practicable to estimate that value:
     The carrying amounts of cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.
     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

- - -------------------------------------------------------------
                                       December 3, 1994
- - -------------------------------------------------------------
                                   Carrying         Fair
                                    Amount          Value
- - -------------------------------------------------------------
     Short-term debt               $ 25,206       $ 25,206
     Long-term debt                $210,534       $192,174
- - -------------------------------------------------------------

6.   SEGMENT INFORMATION

INDUSTRY INFORMATION

The Health Care segment consists of Hill-Rom, Inc. and Block Medical. Results for Medeco Security Locks are included in this segment due to its relative size. Hill-Rom produces and sells electric hospital beds, patient room furniture and patient handling equipment designed to meet the needs of acute care and perinatal providers. It also provides rental therapy units to health care facilities for wound therapy, the management of pulmonary complications associated with critically ill patients, and incontinence management. Block manufactures and sells home infusion therapy products including disposable infusion pumps and ambulatory electronic infusion pumps for antibiotic, nutritional, chemotherapy and other drug therapies. Medeco produces and sells high-security mechanical locks and lock cylinders and electronic security systems for commercial, residential and government applications.
     The Funeral Services segment consists of Batesville Casket Company and Forecorp. Batesville manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forecorp's subsidiaries, Forethought Life Insurance Company and The Forethought Group, provide funeral planning professionals with marketing support for Forethought-Registered Trademark- funeral plans funded by life insurance policies. Note 9 contains additional information regarding insurance operations.

     Financial information regarding the Company's industry segments is presented below:

- - ---------------------------------------------------------------------------------------------------------
                                                Health       Funeral         Corporate
                                                 Care        Services      and Other (a) Consolidated
- - ---------------------------------------------------------------------------------------------------------
1994:
Net revenues                                   $924,090     $  652,944       $      -     $1,577,034
- - ---------------------------------------------------------------------------------------------------------
Operating profit (c)                           $ 45,739     $  122,873       $ (9,567)    $  159,045
Interest expense                                                                             (23,489)
Investment income                                                                             13,282
Other expense, net                                                                            (4,078)
- - ---------------------------------------------------------------------------------------------------------
Income from continuing
  operations before income taxes                                                          $  144,760
- - ---------------------------------------------------------------------------------------------------------
Identifiable assets                            $701,292     $1,825,928       $166,597     $2,693,817
- - ---------------------------------------------------------------------------------------------------------
Capital expenditures (b)                       $ 74,748     $   22,803       $  1,961        $99,512
- - ---------------------------------------------------------------------------------------------------------
Depreciation and amortization                  $ 69,300     $   24,078       $  4,128        $97,506
- - ---------------------------------------------------------------------------------------------------------

1993:
Net revenues                                   $875,697     $  572,216       $      -     $1,447,913
- - ---------------------------------------------------------------------------------------------------------
Operating profit                               $132,732     $  114,641       $(13,095)    $  234,278
- - ---------------------------------------------------------------------------------------------------------
Interest expense                                                                             (21,325)
Investment income                                                                              8,872
Other expense, net                                                                              (276)
- - ---------------------------------------------------------------------------------------------------------
Income from continuing
  operations before income taxes                                                          $  221,549
- - ---------------------------------------------------------------------------------------------------------
Identifiable assets                            $568,398     $1,468,111       $234,238     $2,270,747
- - ---------------------------------------------------------------------------------------------------------
Capital expenditures (b)                       $ 78,063     $   31,758       $  2,914     $  112,735
- - ---------------------------------------------------------------------------------------------------------
Depreciation and amortization                  $ 69,667     $   22,549       $  6,527     $   98,743
- - ---------------------------------------------------------------------------------------------------------

1992:
Net revenues                                   $791,042     $  512,020       $      -     $1,303,062
- - ---------------------------------------------------------------------------------------------------------
Operating profit                               $116,429     $   98,092       $(17,728)    $  196,793
Interest expense                                                                             (21,233)
Investment income                                                                              8,434
Other expense, net                                                                            (6,241)
- - ---------------------------------------------------------------------------------------------------------
Income from continuing
  operations before income taxes                                                          $  177,753
- - ---------------------------------------------------------------------------------------------------------
Identifiable assets                            $551,780     $1,143,552       $181,662     $1,876,994
Assets of discontinued operation                                                              58,213
- - ---------------------------------------------------------------------------------------------------------
Consolidated assets                                                                       $1,935,207
- - ---------------------------------------------------------------------------------------------------------
Capital expenditures (b)                       $ 55,506     $   26,439       $ 16,332     $   98,277
- - ---------------------------------------------------------------------------------------------------------
Depreciation and amortization                  $ 85,214     $   21,370       $ 11,004     $  117,588
- - ---------------------------------------------------------------------------------------------------------

(a) INCLUDES CAPITAL EXPENDITURES, DEPRECIATION AND AMORTIZATION OF DISCONTINUED OPERATION.
(b)  EXCLUDES ACQUISITIONS OF BUSINESSES.
(c) RESULTS FOR THE HEALTH CARE SEGMENT REFLECT AN UNUSUAL CHARGE OF $84.8 MILLION FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.

GEOGRAPHIC INFORMATION

Sales between geographic area are at transfer prices, which are equivalent to market value.

- - -----------------------------------------------------------------------------------------------------------------------------------
                                               United                     Other          Corporate
                                             States (b)     Europe    International    and Other (a)    Eliminations   Consolidated
- - -----------------------------------------------------------------------------------------------------------------------------------
1994:
Net revenues:
  To unaffiliated customers                  $1,349,877    $176,408     $ 50,749         $      -         $      -      $1,577,034
  Transfers to other geographic areas            39,157           -            4                -          (39,161)              -
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                       $1,389,034    $176,408     $ 50,753         $      -         $(39,161)     $1,577,034
- - -----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                      $  181,025    $ (9,034)    $ (3,966)        $ (9,567)        $    587      $  159,045
- - -----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                          $2,363,726    $214,953     $ 25,510         $166,597         $(76,969)     $2,693,817
- - -----------------------------------------------------------------------------------------------------------------------------------

1993:
Net revenues:
  To unaffiliated customers                  $1,279,141    $121,798     $ 46,974         $      -         $      -      $1,447,913
  Transfers to other geographic areas            38,108           -           17                -          (38,125)              -
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                       $1,317,249    $121,798     $ 46,991         $      -         $(38,125)     $1,447,913
- - -----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                      $  248,517    $ (1,270)    $    122         $(13,095)        $      4      $  234,278
- - -----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                          $1,968,689    $143,431     $ 19,492         $234,238         $(95,103)     $2,270,747
- - -----------------------------------------------------------------------------------------------------------------------------------

1992:
Net revenues:
  To unaffiliated customers                  $1,140,280    $122,855     $ 39,927         $      -         $      -      $1,303,062
  Transfers to other geographic areas            31,134           -            -                -          (31,134)              -
- - -----------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                       $1,171,414    $122,855     $ 39,927         $      -         $(31,134)     $1,303,062
- - -----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                      $  211,481    $  3,379     $   (339)        $(17,728)        $      -      $  196,793
- - -----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                          $1,623,067    $146,589     $ 12,239         $239,876         $(86,564)     $1,935,207
- - -----------------------------------------------------------------------------------------------------------------------------------

(a) IDENTIFIABLE ASSETS IN 1992 INCLUDE ASSETS OF THE DISCONTINUED OPERATION AT NOVEMBER 28, 1992.
(b) OPERATING PROFIT IN 1994 REFLECTS AN UNUSUAL CHARGE OF $84.8 MILLION FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.


7.   INCOME TAXES

In 1992, the Company adopted SFAS 109 "Accounting for Income Taxes." Under SFAS 109, the deferred tax provision is determined using the liability method. This method recognizes deferred tax assets and liabilities measured on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

- - --------------------------------------------------------------------------------
                                            1994           1993           1992
- - --------------------------------------------------------------------------------
Provision for Income Taxes:
- - --------------------------------------------------------------------------------
Current items:
  Federal                                $ 57,552       $ 91,590       $ 83,445
  State                                     8,452         14,075         12,617
  Foreign                                    (445)           172          5,266
- - --------------------------------------------------------------------------------
Total current items                        65,559        105,837        101,328
- - --------------------------------------------------------------------------------
Deferred items:
  Federal                                  (9,552)       (16,549)       (33,628)
  State                                      (325)          (224)        (1,369)
  Foreign                                    (384)            (1)           257
- - --------------------------------------------------------------------------------
Total deferred items                      (10,261)       (16,774)       (34,740)
- - --------------------------------------------------------------------------------
Provision for income taxes               $ 55,298       $ 89,063       $ 66,588
- - --------------------------------------------------------------------------------

     The fiscal year differences between the amounts recorded for income taxes on income from continuing operations for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income from continuing operations before taxes are explained as follows:

- - ------------------------------------------------------------------------------------------------------------
                                 1994                          1993                          1992
- - ------------------------------------------------------------------------------------------------------------
                                         % OF                         % of                           % of
                                        PRETAX                       Pretax                         Pretax
                        AMOUNT          INCOME       Amount          Income         Amount          Income
- - ------------------------------------------------------------------------------------------------------------
Federal income
  tax (a)              $50,666           35.0        $77,321           34.9        $60,436           34.0
State income
  tax (b)                5,283            3.6          9,017            4.1          7,424            4.2
Foreign income
  tax (c)                5,395            3.7          1,960            0.9          3,910            2.2
Goodwill write-down (a)      -              -          4,886            2.2              -              -
Other, net              (6,046)          (4.1)        (4,121)          (1.9)        (5,182)          (2.9)
- - ------------------------------------------------------------------------------------------------------------
Provision for
 income taxes          $55,298           38.2        $89,063           40.2        $66,588           37.5
- - ------------------------------------------------------------------------------------------------------------

(a)  AT STATUTORY RATE.
(b)  NET OF FEDERAL BENEFIT.
(c)  FEDERAL TAX RATE DIFFERENTIAL.


     The tax effect of temporary differences that give rise to significant portions of the deferred tax balance sheet accounts were as follows:

- - -------------------------------------------------------------------------------------------------------
                                                        1994                          1993
- - -------------------------------------------------------------------------------------------------------
                                             NON-INSURANCE    INSURANCE    Non-insurance    Insurance
- - -------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Current:
    Inventories                                $  3,379       $      -        $ 4,034       $      -
    Employee benefit accruals                     3,877              -          2,587              -
    Self insurance accruals                       6,417              -          4,984              -
    Litigation accruals                           1,828              -          2,804              -
    Other, net                                    8,376              -          9,799              -
  Long-term:
    Employee benefit accruals                    16,287            483         17,220              -
    Deferred policy revenues                          -        133,208              -        102,405
    Tax loss carryforwards                       16,400              -          3,600              -
    Other, net                                    8,019             63          6,680            529
- - -------------------------------------------------------------------------------------------------------
  Subtotal                                       64,583        133,754         51,708        102,934
    Less valuation allowance for
      foreign loss carryforwards                (16,400)             -         (3,600)             -
- - -------------------------------------------------------------------------------------------------------
  Total assets                                 $ 48,183       $133,754        $48,108       $102,934
- - -------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Current:
    Inventories                                $  1,937       $      -        $ 1,969       $      -
    Other, net                                    1,604              -          1,598              -
  Long-term:
    Depreciation                                 36,938              -         33,980              -
    Amortization                                  2,505              -          5,834              -
    Benefit reserves                                  -          7,685              -          5,951
    Deferred acquisition costs                        -         79,779              -         61,163
    Other, net                                    4,333          3,239          4,719          2,171
- - -------------------------------------------------------------------------------------------------------
  Total liabilities                            $ 47,317       $ 90,703        $48,100       $ 69,285
- - -------------------------------------------------------------------------------------------------------

     Remaining unutilized foreign loss carryforwards were approximately $39.0 million and $8.0 million on December 3, 1994 and November 27, 1993, respectively. A valuation allowance is provided since realization of the tax benefits is not assured.

8.   SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

- - ----------------------------------------------------------------------
                              1994           1993           1992
- - ----------------------------------------------------------------------
Rental expense (a)         ($20,040)      ($19,037)      ($18,630)
Research and
  development costs (a)    ($35,012)      ($30,359)      ($28,010)
Interest income (a) (b)     $13,282        $ 8,872        $ 8,434
- - ----------------------------------------------------------------------

(a)  FROM CONTINUING OPERATIONS ONLY.
(b)  EXCLUDES INSURANCE OPERATIONS.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $52,396, primarily for warehouses, under noncancellable operating leases.


- - --------------------------------------------------------------------------------
                1995                   $14,614
                1996                   $10,888
                1997                   $ 8,067
                1998                   $ 5,774
                1999                   $ 4,049
                2000 and beyond        $ 9,004

- - --------------------------------------------------------------------------------

     The table below provides supplemental cash flow information.

- - --------------------------------------------------------------------------------
                                            1994           1993           1992
- - --------------------------------------------------------------------------------
Cash paid for:
  Income taxes                             $84,605       $116,043       $97,581
  Interest                                 $26,099       $ 21,322       $23,119
Non-cash investing and
  financing activities:
  Liabilities assumed from/incurred
  for the acquisition of businesses        $50,422       $  5,307       $      -
Treasury stock issued under
  stock compensation plans                 $12,402       $  1,061       $   393
- - --------------------------------------------------------------------------------


9.   INSURANCE OPERATIONS

Forecorp, Inc., through its two subsidiaries, The Forethought Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies and marketing support for FORETHOUGHT funeral planning, a "pre-need" insurance program.

     Investments are predominantly U.S. Government, Federal agency and corporate debt securities with fixed maturities and are carried on the balance sheet at amortized cost. It is management's intent that these investments be held to maturity. Cash (unrestricted as to use) is held for future investment.
     The amortized cost and fair values of investments in debt securities at December 3, 1994 are as follows:

- - -------------------------------------------------------------------------------------------------
                                                             Gross         Gross
                                          Amortized       Unrealized    Unrealized     Fair
                                            Cost             Gains        Losses       Value
- - -------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies             $  496,985         $1,607        $32,904     $  465,688
Obligations of states and
  political subdivisions                       255             14              -            269
Corporate securities                       681,110             44         47,267        633,887
- - -------------------------------------------------------------------------------------------------
Total  (a)                              $1,178,350         $1,665        $80,171     $1,099,844
- - -------------------------------------------------------------------------------------------------

(a) DOES NOT INCLUDE THE AMORTIZED COST OF OTHER INVESTMENTS (PRIMARILY SHORT-TERM) CARRIED ON THE BALANCE SHEET IN THE AMOUNT OF $20,189, THE CARRYING VALUE OF WHICH APPROXIMATES FAIR VALUE.

     The amortized cost and fair value of debt securities at December 3, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

- - --------------------------------------------------------------------------------
                                         Amortized                   Fair
                                           Cost                      Value
- - --------------------------------------------------------------------------------
Due in one year or less                 $       41               $       41
Due after 1 year through 5 years           427,128                  401,682
Due after 5 years through 10 years         293,895                  266,378
Due after ten years                         52,784                   49,496
Mortgage-backed securities                 404,502                  382,247
- - --------------------------------------------------------------------------------
Total                                   $1,178,350               $1,099,844
- - --------------------------------------------------------------------------------

     Proceeds and realized gains and losses from the sale of investments in debt securities were as follows:

- - --------------------------------------------------------------------------------
                                     1994            1993             1992
- - --------------------------------------------------------------------------------
Proceeds                           $63,775         $92,035          $88,318
Realized gross gains               $ 1,076         $ 1,809          $ 3,579
Realized gross losses              $   936         $   212          $ 1,001
- - --------------------------------------------------------------------------------

     Premiums received are recorded as an increase to benefit reserves or as unearned revenue. Unearned revenues are recognized over the actuarial life of the contract.
     Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues.
     Benefit reserves are equal to the net cash surrender value available to policyholders. Cash surrender values are determined using Commissioner's Standard Ordinary tables with interest rates from 4.0% to 5.5%.
     In the first quarter of 1995, the Company will adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that certain investments in debt and equity securities be classified as either "trading," available-for-sale" or "held-to-maturity." The predominant share of Forethought's investments will be classified as "available-for-sale." Adoption of this statement is expected to result in a reduction in insurance investments of approximately $80.0 million to report these investments at their estimated fair value. Insurance deferred taxes will be increased approximately $28.0 million to reflect the income tax effect and shareholders' equity will be decreased to record the unrealized net loss of approximately $52.0 million. The effect on results of operations and cash flows is not expected to be material.

     Summarized financial information of insurance operations included in the consolidated financial statements is as follows:

- - -----------------------------------------------------------------------------------
                                             1994           1993           1992
- - -----------------------------------------------------------------------------------
Investment income                         $ 72,998       $ 62,538       $ 49,300
Earned premium revenue                      81,340         51,856         33,884
Net gain on sale of investments                140          1,597          2,578
Other, net                                    (300)           (55)          (157)
- - -----------------------------------------------------------------------------------
Total net revenues                         154,178        115,936         85,605
Benefits paid                               41,977         31,065         21,589
Credited interest                           70,037         48,985         35,333
Deferred acquisition costs amortized        20,222         14,358         10,302
Other operating expenses                    13,404         11,421         11,813
- - -----------------------------------------------------------------------------------
Income before income taxes                $  8,538       $ 10,107       $  6,568
- - -----------------------------------------------------------------------------------

Statutory data at December 31 includes:

- - -----------------------------------------------------------------------------------
                                              1994           1993           1992
- - -----------------------------------------------------------------------------------
Net income                                $ 27,946        $29,752        $24,667
Capital and surplus                       $104,378        $78,208        $51,297
- - -----------------------------------------------------------------------------------

10.  UNAUDITED QUARTERLY FINANCIAL INFORMATION


- - ------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED                          TOTAL
1994:                                 2/26/94        5/28/94        8/27/94       12/03/94        YEAR
- - ------------------------------------------------------------------------------------------------------------
Net revenues                         $377,406       $382,705       $377,815       $439,108     $1,577,034
- - ------------------------------------------------------------------------------------------------------------
Gross profit                         $178,184       $178,931       $170,618       $201,431     $  729,164
- - ------------------------------------------------------------------------------------------------------------
Net income (a)                       $ 37,691       $ 32,758       $(21,540)      $ 40,553     $   89,462
- - ------------------------------------------------------------------------------------------------------------
Net income per common share (a)      $    .53       $    .46       $   (.30)      $    .57     $     1.26
- - ------------------------------------------------------------------------------------------------------------

(a) RESULTS FOR THE QUARTER ENDED 8/27/94 REFLECT AN UNUSUAL CHARGE OF $84,750, OR $52,545 ($.74 PER SHARE) AFTER INCOME TAXES, FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.

- - -----------------------------------------------------------------------------------------------------------
                                                          QUARTER ENDED                           TOTAL
1993:                                 2/27/93        5/29/93        8/28/93       11/27/93        YEAR
- - -----------------------------------------------------------------------------------------------------------
Net revenues                         $348,432       $365,398       $340,599       $393,484     $1,447,913
- - -----------------------------------------------------------------------------------------------------------
Gross profit                         $166,426       $175,461       $161,370       $197,137     $  700,394
- - -----------------------------------------------------------------------------------------------------------
Income from continuing operations    $ 34,073       $ 36,294       $ 28,776       $ 33,343     $  132,486
Income (loss) from discontinued
  operation                              (514)         1,093          1,199              -          1,778
Gain on disposal of discontinued
  operation                                 -              -              -         11,554         11,554
- - -----------------------------------------------------------------------------------------------------------
Net income                           $ 33,559       $ 37,387       $ 29,975       $ 44,897     $  145,818
- - -----------------------------------------------------------------------------------------------------------
Earnings per common share:
Income from continuing operations    $    .48       $    .50       $    .41       $    .47     $     1.86
Income (loss) from discontinued
  operation                              (.01)           .02            .01              -            .02
Gain on disposal of discontinued
  operation                                 -              -              -            .16            .16
- - -----------------------------------------------------------------------------------------------------------
Net income per common share          $    .47       $    .52       $.    42       $    .63     $     2.04
- - -----------------------------------------------------------------------------------------------------------

11.  DISCONTINUED OPERATION

On August 30, 1993, the Company sold its luggage business, American Tourister, Inc., for a cash payment of $63.8 million. Net proceeds (after disposition costs) were $55.3 million. The gain on the sale of $11.6 million is net of income taxes of $4.7 million. The results of American Tourister, Inc. have been reported separately as a discontinued operation in the Statement of Consolidated Income for the two year period ended November 27, 1993. The income (loss) from discontinued operations is net of income tax provisions (benefits) of $1,091 and ($782) in 1993 and 1992 respectively.

12.  CONTINGENCIES

In 1993, the Company's subsidiary, Hill-Rom, Inc., was notified that it is part of an investigation into the hospital bed industry by the Antitrust Division of the Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigation Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. The Company is cooperating with the DOJ in its investigation. Although the Company believes that it is not in violation of any antitrust law or statute and expects no material, adverse financial effect, it is impossible to predict with certainty when the investigation will be concluded, what the outcome of the investigation will be and what effect, if any, the outcome might have on the Company's financial condition, results of operations or cash flows.
     The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10.0 million. The Company has provided adequate reserves in its financial statements for these matters. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.
     On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc. against Support Systems International, Inc. and SSI Medical Services, Inc., wholly owned subsidiaries of the Company, for a cash payment of $84.8 million. The settlement amount was reflected in third quarter results as an unusual charge to operations of $84.8 million ($52.5 million, or $.74 per share, after tax) and payment was made in the fourth quarter. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of the trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations. The settlement of the patent infringement suit will not affect future operating results.
     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 2, 1995, and to be filed with the Commission relating to the Company's 1995 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the definitive Proxy Statement dated March 2, 1995, and to be filed with the Commission relating to the Company's 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 2, 1995, and to be filed with the Commission relating to the Company's 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated March 2, 1995, and to be filed with the Commission relating to the Company's 1995 Annual Meeting of Shareholders, are incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

     (1)  Financial Statements

          The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements on page 18.

     (2)  Financial Statement Schedules

          The financial statement schedules filed in response to Item 8 and Item 14(d) of Form 10-K are listed on the index to Consolidated Financial Statements on page 18.

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


          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

          10 (i) Hillenbrand Industries, Inc. Senior Executive Compensation Program

          10 (ii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

          21        Subsidiaries of the Registrant

          27        Financial Data Schedule


(b) There were no reports on Form 8-K filed during the quarter ended December 3, 1994.

                                                                     SCHEDULE II

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 3, 1994, NOVEMBER 27, 1993, AND NOVEMBER 28, 1992
                             (DOLLARS IN THOUSANDS)


                                                            ADDITIONS
                                                   --------------------------
                                     BALANCE AT    CHARGED TO     CHARGED TO      DEDUCTIONS     BALANCE
                                      BEGINNING     COSTS AND        OTHER          NET OF       AT END
     DESCRIPTION                      OF PERIOD     EXPENSES     ACCOUNTS (a)   RECOVERIES (b)  OF PERIOD
- - ------------------------------        ---------     --------     ------------   --------------  ---------
Reserves deducted from assets
   to which they apply:

   Allowance for possible losses
      and discounts
      - accounts receivable:

      Year Ended:


          December 3, 1994         $    11,271    $    2,741     $    3,226     $     3,256    $    13,982
                                   -----------    ----------     ----------     -----------    -----------
          November 27, 1993        $    15,574    $    3,761     $    3,392     $    11,456    $    11,271
                                   ------------   ----------     ----------     -----------    -----------
          November 28, 1992        $    15,168    $    6,721     $    2,325     $     8,640    $    15,574
                                   -----------    ----------     ----------     ------------   -----------


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



                                        HILLENBRAND INDUSTRIES, INC.


                                        By:  /S/ W August Hillenbrand
                                             -----------------------------------
                                             W August Hillenbrand
Dated: January 25, 1995                      President and Chief Executive
                                               Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/  Daniel A. Hillenbrand                   /S/ John C. Hancock
- - -----------------------------------          -----------------------------------
     Daniel A. Hillenbrand                       John C. Hancock
     Chairman of the Board                       Director

/S/  Tom E. Brewer                           /S/ W August Hillenbrand
- - -----------------------------------          -----------------------------------
     Tom E. Brewer                               W August Hillenbrand
     Senior Vice President and                   Director
       Chief Financial Officer

/S/  James D. Van De Velde                   /S/ George M. Hillenbrand II
- - -----------------------------------          -----------------------------------
     James D. Van De Velde                       George M. Hillenbrand II
     Vice President, Controller                  Director

/S/  Lawrence R. Burtschy                    /S/ John A. Hillenbrand II
- - -----------------------------------          -----------------------------------
     Lawrence R. Burtschy                        John A. Hillenbrand II
     Director                                    Director

/S/  Peter F. Coffaro                        /S/ Ray J. Hillenbrand
- - -----------------------------------          -----------------------------------
     Peter F. Coffaro                            Ray J. Hillenbrand
     Director                                    Director

/S/  Edward S. Davis                         /S/ Lonnie M. Smith
- - -----------------------------------          -----------------------------------
     Edward S. Davis                             Lonnie M. Smith
     Director                                    Director

/S/  Leonard Granoff
- - -----------------------------------
     Leonard Granoff
     Director


Dated:  January 25, 1995

                          HILLENBRAND INDUSTRIES, INC.
                                INDEX TO EXHIBITS



     3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)


     3 (ii)    Form of Amended Bylaws of the Registrant


     10 (i)    Hillenbrand Industries, Inc. Senior Executive Compensation
               Program


     10 (ii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)


     21        Subsidiaries of the Registrant


     27        Financial Data Schedule