Form 10-Q
period 1995-03-04
HILLENBRAND INDUSTRIES INC
filed 1995-04-18
CIK 47518

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

   FOR THE QUARTERLY PERIOD ENDED MARCH 4, 1995    COMMISSION FILE NO. 1-6651

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

                    Yes   X                  No
                       --------                --------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        Common Stock, without par value - 70,807,284 as of April 6, 1995.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                      Page
                                                                      ----


PART I - FINANCIAL INFORMATION


     Item 1 -  Financial Statements

               Consolidated Income for the Three Months               3
                  Ended 3/04/95 and 2/26/94

               Consolidated Cash Flows for the Three Months           4
                  Ended 3/04/95 and 2/26/94

               Consolidated Balance Sheet,                            5
                  3/04/95 and 12/03/94

               Notes to Consolidated Financial Statements             6-8

     Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       8-10


PART II - OTHER INFORMATION

     Item 6 -  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                     (In Thousands Except
                                                        Per Share Data)
                                                    ------------------------
                                                      Three Months Ended
                                                    ------------------------
                                                    03/04/95        02/26/94
                                                    --------        --------
Net revenues . . . . . . . . . . . . . . . . . . .  $396,277       $377,406

Cost of revenues . . . . . . . . . . . . . . . . .   220,689        199,222

Administrative, dist.
 and selling expenses. . . . . . . . . . . . . . .   125,716        113,092
                                                    --------       --------

Operating profit . . . . . . . . . . . . . . . . .    49,872         65,092

Interest expense . . . . . . . . . . . . . . . . .    (5,267)        (4,870)

Other income (expense), net. . . . . . . . . . . .       (99)           766
                                                    --------       --------

Income before income taxes . . . . . . . . . . . .    44,506         60,988

Income taxes . . . . . . . . . . . . . . . . . . .    17,001         23,297
                                                    --------       --------

Net income . . . . . . . . . . . . . . . . . . . .  $ 27,505       $ 37,691
                                                    --------       --------
                                                    --------       --------

Earnings per common share. . . . . . . . . . . . .  $    .39       $    .53
                                                    --------       --------
                                                    --------       --------

Dividends per common share . . . . . . . . . . . .  $    .15       $  .1425
                                                    --------       --------
                                                    --------       --------

Average shares outstanding . . . . . . . . . . . .    70,885         71,378
                                                    --------       --------
                                                    --------       --------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows



                                                        (In Thousands)
                                                    -----------------------
                                                      Three Months Ended
                                                    -----------------------
                                                    03/04/95       02/26/94
                                                    --------       --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .  $ 27,505       $ 37,691
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation and amortization. . . . . . . . .    23,841         23,298
    Change in noncurrent deferred
     income taxes. . . . . . . . . . . . . . . . .    (2,554)        (4,312)
    Change in net working capital
     excluding cash, current debt and
     acquisitions. . . . . . . . . . . . . . . . .   (10,996)       (13,442)
    Change in insurance items:
     Benefit reserves. . . . . . . . . . . . . . .    50,017         42,614
     Unearned revenue. . . . . . . . . . . . . . .    17,932         17,250
     Deferred acquisition costs. . . . . . . . . .   (12,923)       (12,712)
     Investments, net. . . . . . . . . . . . . . .   (52,653)       (36,621)
    Other, net . . . . . . . . . . . . . . . . . .    14,703         (6,205)
                                                    --------       --------
Net cash flows from operating
 activities. . . . . . . . . . . . . . . . . . . .    54,872         47,561
                                                    --------       --------

Cash flows from investing activities:
  Capital expenditures, net. . . . . . . . . . . .   (16,314)       (20,451)
  Acquisition of businesses. . . . . . . . . . . .        --        (45,531)
                                                    --------       --------
Net cash flows from investing
 activities. . . . . . . . . . . . . . . . . . . .   (16,314)       (65,982)
                                                    --------       --------

Cash flows from financing activities:
  Additions (reductions)to debt, net . . . . . . .    (2,625)       101,278
  Payment of cash dividends. . . . . . . . . . . .   (10,621)       (10,191)
  Treasury stock acquisitions. . . . . . . . . . .    (3,539)          (637)
                                                    --------       --------
Net cash flows from financing
 activities. . . . . . . . . . . . . . . . . . . .   (16,785)        90,450
                                                    --------       --------

Total cash flows . . . . . . . . . . . . . . . . .    21,773         72,029


Cash and cash equivalents:
 At beginning of period. . . . . . . . . . . . . .   120,359        210,157
                                                    --------       --------
 At end of period. . . . . . . . . . . . . . . . .  $142,132       $282,186
                                                    --------       --------
                                                    --------       --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet

                                                        (In Thousands)
                                                        --------------
                                                    03/04/95      12/03/94
ASSETS                                              --------      --------
Current assets:
  Cash and cash equivalents. . . . . . . . .      $  142,132     $  120,359
  Trade receivables. . . . . . . . . . . . .         295,229        299,598
  Inventories. . . . . . . . . . . . . . . .         110,631        104,229
  Other. . . . . . . . . . . . . . . . . . .          42,939         42,275
                                                    --------       --------
   Total current assets. . . . . . . . . . .         590,931        566,461

Equipment leased to others, net. . . . . . .          78,541         76,122

Property, net. . . . . . . . . . . . . . . .         275,137        282,470

Other assets:
  Intangible assets, net . . . . . . . . . .         186,558        188,268
  Other assets . . . . . . . . . . . . . . .          39,735         44,254
                                                    --------       --------
   Total other assets. . . . . . . . . . . .         226,293        232,522
Insurance assets:
  Investments. . . . . . . . . . . . . . . .       1,202,890      1,198,539
  Deferred acquisition costs . . . . . . . .         294,112        281,189
  Deferred income taxes. . . . . . . . . . .          63,812         43,051
  Other. . . . . . . . . . . . . . . . . . .          31,423         33,799
                                                    --------       --------
   Total insurance assets. . . . . . . . . .       1,592,237      1,556,578
                                                   ---------      ---------
Total assets . . . . . . . . . . . . . . . .      $2,763,139     $2,714,153
                                                   ---------      ---------
                                                   ---------      ---------

LIABILITIES                                            (In Thousands)
                                                       --------------
                                                    03/04/95       12/03/94
                                                    --------       --------
Current liabilities:
  Short-term debt. . . . . . . . . . . . . .      $   23,651     $   25,206
  Current portion of long-term debt. . . . .           1,299          1,805
  Trade accounts payable . . . . . . . . . .          57,168         52,427
  Other. . . . . . . . . . . . . . . . . . .         171,420        179,751
                                                    --------       --------
   Total current liabilities . . . . . . . .         253,538        259,189
Other liabilities:
  Long-term debt . . . . . . . . . . . . . .         208,165        208,729
  Other long-term liabilities. . . . . . . .          83,494         78,045
  Deferred income taxes. . . . . . . . . . .          20,771         19,470
                                                    --------       --------
   Total other liabilities . . . . . . . . .         312,430        306,244
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . .       1,110,001      1,059,984
  Unearned revenue . . . . . . . . . . . . .         398,525        380,593
  General liabilities. . . . . . . . . . . .          15,392         14,652
                                                    --------       --------
   Total insurance liabilities . . . . . . .       1,523,918      1,455,229
                                                   ---------      ---------
Total liabilities. . . . . . . . . . . . . .       2,089,886      2,020,662
                                                   ---------      ---------
SHAREHOLDERS' EQUITY

  Common stock . . . . . . . . . . . . . . .           4,442          4,442
  Additional paid-in capital . . . . . . . .          13,173         11,587
  Retained earnings. . . . . . . . . . . . .         845,628        828,744
  Accumulated unrealized loss on
   investments . . . . . . . . . . . . . . .         (31,396)            --
  Foreign currency translation adjustment. .           6,455         10,478
  Treasury stock . . . . . . . . . . . . . .        (165,049)      (161,760)
                                                    --------       --------
   Total shareholders' equity. . . . . . . .         673,253        693,491
                                                    --------       --------
Total liabilities and
 shareholders' equity. . . . . . . . . . . .      $2,763,139     $2,714,153
                                                   ---------      ---------
                                                   ---------      ---------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands)


1.   Adjustments

     The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements herein have been prepared in accordance with the Company's understanding of the instructions to Form 10-Q. In the opinion of management, such financial statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods.

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:



                                                     3/04/95       12/03/94
                                                     -------       --------
     Allowance for possible losses and
        discounts on trade receivables . . . . .   $  12,328      $  13,982

     Accumulated depreciation of equipment
        leased to others and property. . . . . .    $493,032       $477,634

     Accumulated amortization of intangible
        assets . . . . . . . . . . . . . . . . .    $133,594       $133,181

     Capital Stock:
        Preferred stock, without par value:
          Authorized 1,000,000 shares;
           Shares issued . . . . . . . . . . . .        None           None
        Common stock, without par value:
          Authorized 199,000,000 shares;
           Shares issued.. . . . . . . . . . . .  80,323,912     80,323,912


     The Company reclassified the current deferred income tax asset from "other current liabilities" to "other current assets". The balance sheet at December 3, 1994 was restated to reflect this change. This asset was $20.3 million at December 3, 1994 and $20.5 million at March 4, 1995.

3.   Earnings per Common Share

     Earnings per common share were computed by dividing net income by the average number of common shares, including restricted shares issued to employees, outstanding during each period (70,884,748 for the three months of 1995 and 71,378,272 for the three months of 1994). Under a program begun in 1983, the Company has acquired to date 10,953,672 shares of common stock of which 1,497,889 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 have also been excluded from the computation because of their insignificant dilutive effect.

4.   Accounting Change

     Effective December 4, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of this standard, investment assets of the Company's insurance subsidiary (Forethought) classified as "available-for-sale" were written down $48.3 million to their fair value of $1,156.4 million on March 4, 1995. The insurance deferred tax asset was increased $16.9 million to record the income tax effect and shareholders' equity ("accumulated unrealized loss on investments") was decreased $31.4 million. Adoption of this standard did not affect results of operations or cash flows.

5.   Contingencies

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter 1995 Compared with First Quarter 1994

Net revenues of $396.3 million were up $18.9 million, or 5.0%, with growth reported in both segments. In the Funeral Services segment, Batesville Casket Company revenues grew marginally as lower casket unit volume (due to a lower death rate) was offset by increased sales of Options-TM- cremation products and a moderate casket price increase that took effect in the middle of the quarter. At Forethought, earned premium revenue was higher due to increased insurance in force. Investment income grew due to a larger invested asset base and higher average yields. Revenues in the Health Care segment were up year over year due to the inclusion of results for L. & C. Arnold AG, which was acquired by Hill-Rom in February 1994, and growth in therapy revenues in the U.S. long-term care and home care markets. In addition, excluding the effect of the Arnold acquisition, capital shipments and therapy revenues were higher in Europe. These items were largely offset by a decline in capital shipments in the U.S. acute care market and lower average therapy rental rates, reflecting a shift in product mix. Sales at Block Medical were up marginally as higher disposable infusion pump unit volume was offset by lower per unit selling prices and lower unit shipments of ambulatory electronic pumps. Medeco Security Locks reported increased sales in door security and route management businesses, and lower other O E M and export shipments.

Gross profit of $175.6 million was down $2.6 million, or 1.5%, compared with the first quarter of 1994. As a percentage of revenues, gross profit declined from 47.2% in 1994 to 44.3% in 1995. Profitability in the Funeral Services segment was negatively affected by increased sales of lower margin cremation products at Batesville Casket. Margins in the Health Care segment were down significantly. Hill-Rom's gross profit margin was lower due to the decline in U.S. acute care capital shipments, increased used furniture and European sales, both of which carry lower margins, increased discount levels, increased service costs to support the expanding home care and long-term care markets and the aforementioned lower average therapy rental rates. Profit margins at Block and Medeco improved significantly due to lower manufacturing costs.

Administrative, distribution and selling expenses increased $12.6 million, or 11.2%. As a percentage of revenues they increased from 30.0% in the first quarter of 1994 to 31.7% in 1995. The Funeral Services segment continues to benefit from improved efficiency and economies of scale at both Batesville Casket and Forethought as growth in these expenses was well below the growth in revenues. In the Health Care segment, these expenses, and their relationship to revenues, were negatively affected by the inclusion of the operations of Arnold, lower capital shipments in the U.S. acute care market, and increased service costs in the home care and long-term care markets. This was partially offset by lower expenses and improved efficiency at Block.

In summary, operating profit increased moderately in the Funeral Services segment and decreased in the Health Care segment.

Interest expense of $5.3 million was up $397 thousand, or 8.2%, compared with the first quarter of 1994. Interest on $100.0 million of debentures issued on February 23, 1994 and higher levels of debt in Europe were mostly offset by prepayment in the second quarter of 1994 of a $75.0 million promissory note relative to the acquisition of SSI Medical Services in 1985.

Other expense, net, includes interest income and other miscellaneous income and expense. Compared with 1994, higher miscellaneous expenses associated with European operations were partially offset by higher interest income.

The Company's effective income tax rate was 38.2% in the first quarter of both 1994 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $120.4 million at the end of 1994 to $142.1 million at the end of the first quarter of 1995.

Net cash flows from operating activities of $54.9 million was $7.3 million higher than in the first quarter of 1994. Lower net income was offset by a smaller net increase in working capital and deferred taxes, and other non-cash adjustments to net income. In the first quarter of 1995, accounts receivable declined $4.4 million due primarily to lower capital shipments at Hill-Rom.
Days sales outstanding was 76 at quarter-end compared with 78 at year-end 1994. Inventories grew $6.4 million in the first quarter and annualized inventory turns on revenues of 12.7 fell from 13.7 at year-end 1994 due to increased product evaluation inventory at Hill-Rom. Current liabilities, excluding debt and acquisition-related items, declined $8.3 million reflecting lower production levels at Hill-Rom. The year to year change in other non-cash adjustments to net income was largely attributable to the liability associated with mortgage-backed dollar roll contracts purchased by Forethought in 1993 and sold in 1994 (the cash flow effect of this item is offset in the investments line), and increases in other long-term accrued expenses. Forethought generates sufficient cash to more than adequately fund all statutory requirements.

Capital expenditures of $16.3 million were $4.1 million lower than in the first quarter of 1994. Increased production of therapy rental units at Hill-Rom was offset by reduced spending on vehicle replacements and other items. Acquisitions in 1994 included Arnold; Industrias Arga, a Mexican casket manufacturer and distributor; and Lincoln Casket, a Michigan-based casket distributor.

Debt payments in the first quarter of 1995 were related to European operations. In last year's first quarter, $100.0 million of debentures were issued. The Company's long-term debt-to-equity ratio was 30.9% on March 4 compared with 30.1% at year-end. Excluding the effect on equity of adopting SFAS No. 115 (Note 4), the quarter-end ratio was 29.5%. Additional debt capacity affords the Company considerable flexibility in the funding of future growth.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Self-reform of the health care industry and its negative effect on demand in the U.S. and European acute care capital markets is expected to continue throughout 1995 and beyond. Competitive pressures and losses associated with certain European operations will also continue to negatively affect Hill-Rom's profitability. The lower than anticipated death rate experienced by Batesville Casket may or may not reverse during the last three quarters. The Company will continue to invest in its businesses and market opportunities.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter ended March 4, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HILLENBRAND INDUSTRIES, INC.

DATE:  April 17, 1995             BY: /s/ Tom E. Brewer
                                      -----------------
                                          Tom E. Brewer
                                          Senior Vice President
                                            and Chief Financial Officer


DATE:  April 17, 1995             BY: /s/ James D. Van De Velde
                                      -------------------------
                                          James D. Van De Velde
                                            Vice President - Controller