Form 10-Q
period 1995-06-03
HILLENBRAND INDUSTRIES INC
filed 1995-07-14
CIK 47518

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

    FOR THE QUARTERLY PERIOD ENDED JUNE 3, 1995    COMMISSION FILE NO. 1-6651

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

Common Stock, without par value - 70,792,284 as of July 1, 1995.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                      Page
                                                                      ----


PART I - FINANCIAL INFORMATION

  Item 1 -  Financial Statements (Unaudited)

            Consolidated Income for the Three Months                    3
               and Six Months Ended 6/03/95 and 5/28/94

            Consolidated Cash Flows for the Six Months                  4
               Ended 6/03/95 and 5/28/94

            Consolidated Balance Sheet,                                 5
               6/03/95 and 12/03/94

            Notes to Consolidated Financial Statements                6-8

  Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8-11


PART II - OTHER INFORMATION

  Item 1 -  Legal Proceedings                                          12

  Item 4 -  Submission of Matters to a Vote
               of Security Holders                                     12

  Item 6 -  Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                            Three Months Ended            Six Months Ended
                                                            ------------------            ----------------
                                                         06/03/95       05/28/94       06/03/95       05/28/94
                                                         ---------      --------       --------       --------
                                                                  (In Thousands Except Per Share Data)

Net revenues . . . . . . . . . . . . . . . . . . .       $404,859       $382,705       $801,136       $760,111

Cost of revenues . . . . . . . . . . . . . . . . .        224,712        203,774        445,401        402,996

Administrative, distribution
 and selling expenses. . . . . . . . . . . . . . .        130,964        121,131        256,680        234,223
                                                        ---------     ----------      ---------      ---------

Operating profit . . . . . . . . . . . . . . . . .         49,183         57,800         99,055        122,892

Interest expense . . . . . . . . . . . . . . . . .         (5,436)        (6,620)       (10,703)       (11,490)

Other income, net. . . . . . . . . . . . . . . . .          1,163          1,828          1,064          2,594
                                                        ---------     ----------      ---------      ---------

Income before income taxes . . . . . . . . . . . .         44,910         53,008         89,416        113,996

Income taxes . . . . . . . . . . . . . . . . . . .         17,156         20,250         34,157         43,547
                                                        ---------     ----------      ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . .      $  27,754      $  32,758      $  55,259      $  70,449
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------

Earnings per common share. . . . . . . . . . . . .      $     .39      $     .46      $     .78      $     .99
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------

Dividends per common share . . . . . . . . . . . .      $     .15     $    .1425      $     .30      $    .285
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------

Average shares outstanding . . . . . . . . . . . .         70,799         71,411         70,842         71,395
                                                        ---------     ----------      ---------      ---------
                                                        ---------     ----------      ---------      ---------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows


                                                                          Six Months Ended
                                                                          -----------------
                                                                       06/03/95       05/28/94
                                                                       --------       --------
                                                                           (In Thousands)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .       $  55,259      $  70,449
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .          53,255         47,344
    Change in noncurrent deferred
     income taxes. . . . . . . . . . . . . . . . . . . . . . . .          (3,619)        (5,679)
    Change in net working capital
     excluding cash, current debt and
     acquisitions. . . . . . . . . . . . . . . . . . . . . . . .          (7,495)       (21,318)
    Change in insurance items:
     Deferred policy acquisition costs . . . . . . . . . . . . .         (28,262)       (31,107)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .          17,806          8,304
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .          (5,135)        (6,909)
                                                                         --------       -------
Net cash flows from operating activities . . . . . . . . . . . .          81,809         61,084
                                                                         -------        -------

Cash flows from investing activities:
  Capital expenditures, net. . . . . . . . . . . . . . . . . . .         (43,114)       (54,143)
  Acquisition of businesses. . . . . . . . . . . . . . . . . . .               -        (45,531)
  Other investments. . . . . . . . . . . . . . . . . . . . . . .               -        (13,000)
  Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . .        (230,281)      (326,612)
    Proceeds on maturities . . . . . . . . . . . . . . . . . . .          25,291        155,976
    Proceeds on sales prior to maturity. . . . . . . . . . . . .         104,619         57,857
                                                                        --------       --------
Net cash flows from investing
 activities. . . . . . . . . . . . . . . . . . . . . . . . . . .        (143,485)      (225,453)
                                                                        --------      ---------

Cash flows from financing activities:
  Additions to debt, net . . . . . . . . . . . . . . . . . . . .          16,213         19,048
  Payment of cash dividends. . . . . . . . . . . . . . . . . . .         (21,240)       (20,362)
  Treasury stock acquisitions. . . . . . . . . . . . . . . . . .          (3,971)        (6,144)
  Insurance premiums received. . . . . . . . . . . . . . . . . .         215,941        222,570
  Insurance benefits paid. . . . . . . . . . . . . . . . . . . .        (103,368)       (85,591)
                                                                        --------       --------
Net cash flows from financing
 activities. . . . . . . . . . . . . . . . . . . . . . . . . . .         103,575        129,521
                                                                        --------       --------

Net increase (decrease) in cash and cash equivalents . . . . . .          41,899        (34,848)

Cash and cash equivalents:
 At beginning of period. . . . . . . . . . . . . . . . . . . . .         120,359        210,157
                                                                         -------       --------
 At end of period. . . . . . . . . . . . . . . . . . . . . . . .        $162,258       $175,309
                                                                        --------       --------
                                                                        --------       --------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS                                                  06/03/95            12/03/94
                                                       ----------          ----------
                                                               (In Thousands)

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .    $   162,258         $   120,359
  Trade receivables. . . . . . . . . . . . . . . .        281,576             299,598
  Inventories. . . . . . . . . . . . . . . . . . .        121,750             104,229
  Other. . . . . . . . . . . . . . . . . . . . . .         44,812              42,275
                                                       ----------          ----------
   Total current assets. . . . . . . . . . . . . .        610,396             566,461

Equipment leased to others, net. . . . . . . . . .         83,530              76,122

Property, net. . . . . . . . . . . . . . . . . . .        277,258             282,470

Other assets:
  Intangible assets, net . . . . . . . . . . . . .        191,444             188,268
  Other assets . . . . . . . . . . . . . . . . . .         50,378              44,254
                                                       ----------          ----------
   Total other assets. . . . . . . . . . . . . . .        241,822             232,522
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . .      1,301,102           1,198,539
  Deferred policy acquisition costs. . . . . . . .        309,451             281,189
  Deferred income taxes. . . . . . . . . . . . . .         48,042              43,051
  Other. . . . . . . . . . . . . . . . . . . . . .         37,113              33,799
                                                       ----------          ----------
   Total insurance assets. . . . . . . . . . . . .      1,695,708           1,556,578
                                                       ----------          ----------
Total assets . . . . . . . . . . . . . . . . . . .     $2,908,714          $2,714,153
                                                       ----------          ----------
                                                       ----------          ----------

LIABILITIES                                             06/03/95            12/03/94
                                                       ----------          ----------
                                                               (In Thousands)
Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . .     $   41,774          $   25,206
  Current portion of long-term debt. . . . . . . .          1,683               1,805
  Trade accounts payable . . . . . . . . . . . . .         62,396              52,427
  Other. . . . . . . . . . . . . . . . . . . . . .        169,032             179,751
                                                       ----------          ----------
   Total current liabilities . . . . . . . . . . .        274,885             259,189
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . .        208,496             208,729
  Other long-term liabilities. . . . . . . . . . .         84,275              78,045
  Deferred income taxes. . . . . . . . . . . . . .         21,609              19,470
                                                       ----------          ----------
   Total other liabilities . . . . . . . . . . . .        314,380             306,244
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . .      1,155,375           1,059,984
  Unearned revenue . . . . . . . . . . . . . . . .        418,229             380,593
  General liabilities. . . . . . . . . . . . . . .         15,401              14,652
                                                       ----------          ----------
   Total insurance liabilities . . . . . . . . . .      1,589,005           1,455,229
                                                       ----------          ----------
Total liabilities. . . . . . . . . . . . . . . . .      2,178,270           2,020,662
                                                       ----------          ----------
Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . .          4,442               4,442
  Additional paid-in capital . . . . . . . . . . .         13,173              11,587
  Retained earnings. . . . . . . . . . . . . . . .        862,763             828,744
  Accumulated unrealized gain on
   investments . . . . . . . . . . . . . . . . . .          1,425                   -
  Foreign currency translation adjustment. . . . .         14,122              10,478
  Treasury stock . . . . . . . . . . . . . . . . .       (165,481)           (161,760)
                                                       ----------          ----------
   Total shareholders' equity. . . . . . . . . . .        730,444             693,491
                                                       ----------          ----------
Total liabilities and
 shareholders' equity. . . . . . . . . . . . . . .     $2,908,714          $2,714,153
                                                       ----------          ----------
                                                       ----------          ----------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands)


1.   Basis of Presentation

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

2.   Supplementary Income Statement Information

     Investment income (non-insurance) in the second quarter of 1995 and 1994 was $3,307 and $2,496, respectively. Investment income in the first six months of 1995 and 1994 was $6,159 and $5,051, respectively.

3.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                         06/03/95      12/03/94
                                                         --------      --------
     Allowance for possible losses and
          discounts on trade receivables . . . . . . .  $  13,613     $  13,982

     Accumulated depreciation of equipment
          leased to others and property. . . . . . . .   $514,778      $477,634

     Accumulated amortization of intangible
          assets . . . . . . . . . . . . . . . . . . .   $139,365      $133,181

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued. . . . . . . . . . . .       None          None
            Common stock, without par value:
                Authorized 199,000,000 shares; . . . .
                  Shares issued                        80,323,912    80,323,912

     The Company reclassified the current deferred income tax asset from "other current liabilities" to "other current assets". The balance sheet at December 3, 1994 was restated to reflect this change. This asset was $20.3 million at December 3, 1994 and $21.3 million at June 3, 1995.

4.   Earnings per Common Share

     Earnings per common share were computed by dividing net income by the average number of common shares outstanding during each period (70,798,713 for the three months of 1995; 70,841,730 for the six months of 1995; 71,411,324 for the three months of 1994; and 71,394,798 for the six months of 1994). Under a program begun in 1983, the Company has acquired to date 10,968,672 shares of common stock of which 1,497,889 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

5.   Accounting Changes

     Effective December 4, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of this standard, investment assets of the Company's insurance subsidiary (Forethought) classified as "available-for-sale" were written up from their amortized cost of $1,298.9 million, $2.2 million, to their fair value of $1,301.1 million on June 3, 1995. The insurance deferred tax asset was decreased $767 thousand to record the income tax effect and shareholders' equity ("accumulated unrealized gain on investments") was increased $1.4 million. Adoption of this standard did not affect results of operations or cash flows.



     Effective with the second quarter of 1995, the Company's statement of consolidated cash flows reflects certain changes in the reporting of the cash flows of its insurance subsidiary. Cash flows relative to investments have been reclassified from operating activities to investing activities and expanded to disclose purchases, maturities and sales. Premiums received and benefits paid on policies (long duration whole life policies) have been classified as financing activities. Prior year results have been restated to conform to the current presentation.

6.   Contingencies

     In 1993, the Company's subsidiary, Hill-Rom, was notified that it was part of an investigation into the hospital bed industry by the Antitrust Division of the Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigation Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. On June 13, 1995, the Company was notified by the DOJ that the Department had officially closed this civil investigation with no action being taken. This investigation did not have a significant effect on the Company's financial condition, results of operations or cash flows.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter 1995 Compared with Second Quarter 1994

Net revenues of $404.9 million were up $22.2 million, or 5.8%, with growth reported in both segments. In the Funeral Services segment, Batesville Casket Company revenues were higher due to a first quarter price increase, growth in traditional burial casket unit volume and increased sales of Options-TM-cremation products (cremation caskets and urns). At Forethought, investment income grew significantly due to a larger investment portfolio and higher yields. Earned premium revenue was higher due to increased insurance in force. However, policy sales in the second quarter were below the comparable period in 1994 due primarily to product changes designed to enhance Forethought's overall long term profitability. Revenues in the Health Care segment increased only modestly. Net revenues of Hill-Rom's combined operations were up marginally in the second quarter, year over year. Orders for capital products in the U.S. acute care market remain soft and shipments in the second quarter were below the prior year. Therapy rental revenues in the long-term care and home care markets continued to grow year over year as increased units in use were partially offset by lower average rental rates reflecting a shift in product mix. Hill-Rom's European operations reported net revenue growth in the second quarter. Increased therapy rental revenue and the effect of exchange rates
were largely offset by lower capital shipments.   Sales at Block Medical
increased due to higher disposable infusion pump unit volume, partially offset by lower per unit selling prices, and increased ambulatory electronic pump shipments. Medeco Security Locks reported revenue growth as increased sales in its route management and door security businesses were partially offset by lower other OEM and export sales.

Gross profit of $180.1 million was up $1.2 million, or 0.7%, compared with the second quarter of 1994. As a percentage of net revenues, gross profit declined from 46.8% in 1994 to 44.5% in 1995. In the Funeral Services segment, Batesville Casket's margins were favorably affected by unit volume growth of traditional caskets, partially offset by increased sales of lower margin cremation products. Forethought's profitability was negatively affected by an increase in the crediting rate on policies in force which was implemented in the fourth quarter of 1994 for competitive reasons. The crediting rate is the interest rate that Forethought uses to grow the face amount on insurance policies to have the benefit grow with inflation. Margins in the Health Care segment continue to run below 1994 levels. Hill-Rom's gross profit margin was negatively affected by European operations (lower margin products combined with operating inefficiencies, especially in Germany), the decline in U.S.
acute care capital shipments, increased used furniture sales (lower margin products), increased discount levels, and lower average therapy rental rates. Block and Medeco both realized improved profitability due to increased operating efficiency and higher sales.

Administrative, distribution and selling expenses increased $9.8 million, or 8.1%. As a percentage of revenues they increased from 31.7% to 32.3%. The Funeral Services segment continues to benefit from improved efficiency and economies of scale at both Batesville Casket and Forethought as growth in these expenses was well below the growth in revenues. In the Health Care segment, these expenses and their relationship to revenues were, as in the first quarter, negatively affected by European operations (especially Germany), lower capital shipments in the U.S. acute care market and increased new product development costs, partially offset by lower expenses related to the integration of Hill-Rom and SSI and improved efficiency at Block and Medeco.

In summary, consolidated operating profit of $49.2 million declined $8.6 million, or 14.9%. The Funeral Services segment was up as growth at Batesville Casket was partially offset by the decline at Forethought. Health Care segment operating profit was down significantly due to Hill-Rom's performance, with both Block and Medeco reporting improvement.

Interest expense of $5.4 million was down $1.2 million due to interest in 1994 on a $75.0 million note relative to the acquisition of SSI Medical Services in 1985 that was paid-off during the second quarter of 1994. This was partially offset by higher levels of debt in Europe.

Other income, net, includes interest income and other miscellaneous income and expense. Compared with 1994, higher miscellaneous expenses associated with European operations were partially offset by higher interest income.

Six Months Ended June 3, 1995 Compared with Six Months Ended May 28, 1994

Net revenues of $801.1 million were up $41.0 million, or 5.4%. Revenues in the Funeral Services segment grew due to increased prices and growth in cremation product sales, partially offset by lower traditional burial casket unit volume in the first quarter at Batesville Casket. At Forethought, higher investment income and earned premium revenue (reflecting increased insurance in force) offset the effect of lower policy sales in the second quarter of 1995. Year to date revenues in the Health Care segment were up marginally for essentially the same reasons discussed under second quarter results, although growth was slightly higher than for the second quarter due to the acquisition of L. & C. Arnold AG by Hill-Rom in February of 1994.

Gross profit of $355.7 million was down $1.4 million, or 0.4%. As a percentage of revenues, gross profit declined from 47.0% to 44.4%. In addition to the issues discussed under second quarter results, the Funeral Services segment was negatively affected by casket unit volume shortfalls at Batesville Casket in the first quarter. Margin declines in the Health Care segment were consistent with the second quarter.

Administrative, distribution and selling expenses increased $22.5 million, or 9.6%. As a percentage of revenues they increased from 30.8% to 32.0%. Year to date comparisons are consistent with the second quarter.

Consolidated operating profit of $99.1 million declined $23.8 million, or 19.4%. Both Batesville Casket and Forethought reported growth in the Funeral Services segment. In the Health Care segment, the significant decline in operating profit at Hill-Rom was partially offset by improvement at Block and Medeco.

LIQUIDITY AND CAPITAL RESOURCES


Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $120.4 million at the end of 1994 to $162.3 million at the end of the second quarter of 1995.

Net cash flows from operating activities of $81.8 million were $20.7 million higher than in the first six months of 1994. Lower net income was offset by a smaller increase in net working capital. Accounts receivable have declined $18.0 million from year end 1994 due primarily to lower capital shipments at Hill-Rom. Days sales outstanding was 72 at quarter-end compared with 78 at year-end 1994. Inventories were up $17.5 million reflecting increased field evaluation units at Hill-Rom. Annualized inventory turns on revenues of 11.7 fell from 13.7 at year-end 1994.

Capital expenditures of $43.1 million were $11.0 million lower than in 1994 due to reduced production of therapy rental units at Hill-Rom, vehicle replacements and other items. Acquisitions in the first half of 1994 consisted primarily of Arnold and Industrias Arga, a Mexican casket manufacturer and distributor. Forethought's investment strategy is to purchase high grade investment securities with maturities that match the expected cash outflows of policy benefit payments. For this reason, securities in excess of $100.0 million were sold in the second quarter of 1995 (at a small capital gain) with the proceeds reinvested in securities with longer durations to better match the expected future benefit payments.

Additions to debt in the first half of 1995 were related to European operations. In the first quarter of 1994, the Company issued $100.0 million of its 7% Debentures and, in the second quarter, prepaid a $75.0 million note relative to the acquisition of SSI. The long-term debt-to-equity ratio was 28.5% on June 3, 1995 compared with 30.1% at year-end. Additional debt capacity affords the Company considerable flexibility in the funding of future growth. The decline in insurance premiums received reflects the lower policy unit sales as discussed in "results of operations". The increase in benefits paid was due primarily to increased insurance in force.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company expects that shipments to U.S. acute care hospitals will remain soft for the near future. There is a growing trend to minimize hospital stays in the U.S. which is driving the growth in sub-acute markets, including long-term care and home care. Operating losses in certain European markets will continue until after restructuring efforts are completed. Higher than anticipated operating losses in Europe, combined with lower than expected U.S. earnings before tax, would cause the Company to increase its fiscal 1995 consolidated effective income tax rate in the second half of the year.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


In 1993, the Company's subsidiary, Hill-Rom, was notified that it was part of an investigation into the hospital bed industry by the Antitrust Division of the Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigation Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. On June 13, 1995, the Company was notified by the DOJ that the Department had officially closed this civil investigation with no action being taken. This investigation did not have a significant effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of shareholders on April 11, 1995. Matters voted upon by proxy were: the election of three directors nominated for three year terms expiring in 1998, approval of amendments to and restatement of the Company's Senior Executive Compensation Program, and the ratification of the Board of Directors' appointment of Price Waterhouse as independent auditors for the Company.


                                     Voted         Withheld/           Broker
                                      For          Abstained          Non-Vote
                                   ----------      ---------          --------

Election of directors in Class II for
  terms expiring in 1998:
Lawrence R. Burtschy               59,785,262      1,188,853            400
Daniel A. Hillenbrand              60,814,048        160,067            400
Ray J. Hillenbrand                 60,815,853        158,262            400

Messrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W August
Hillenbrand will continue to serve as Class I directors and Messrs. John C.
Hancock, George M. Hillenbrand II, John A. Hillenbrand II and Lonnie M. Smith will continue to serve as Class III directors.


                                       Voted      Voted    Withheld/   Broker
                                        For       Against  Abstained   Non-Vote
                                        ---       -------  ---------   --------
Approval of amendments
  to and restatement of the
  Company's Senior Executive
  Compensation Program:              58,566,638   946,342   259,291   1,202,244
Proposal to ratify Price Waterhouse
  as the Company's independent
  auditors:                          60,818,879    78,276    76,960          400

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the second quarter ended June 3, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HILLENBRAND INDUSTRIES, INC.

DATE:  July 13, 1995                    BY:  /s/ Tom E. Brewer
                                            --------------------------------
                                                 Tom E. Brewer
                                                 Senior Vice President
                                                   and Chief Financial Officer


DATE:  July 13, 1995                    BY:  /s/ James D. Van De Velde
                                             -------------------------------
                                                 James D. Van De Velde
                                                 Vice President - Controller