Form 10-Q
period 1995-09-02
HILLENBRAND INDUSTRIES INC
filed 1995-10-16
CIK 47518

-------------------------------------------------------------------------------
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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 2, 1995    COMMISSION FILE NO. 1-6651

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

               Yes     X                     No
                  -----------                  ----------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Common Stock, without par value - 70,757,284 as of September 30, 1995.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

                 Consolidated Income for the Three Months        3
                   and Nine  Months Ended 9/02/95 and 8/27/94

                 Consolidated Cash Flows for the Nine Months     4
                   Ended 9/02/95 and 8/27/94

                 Consolidated Balance Sheet,                     5
                   9/02/95 and 12/03/94

                 Notes to Consolidated Financial Statements      6-8

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   8-11


PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings                                  12

     Item 6 - Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                       12

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income




                                                           Three Months Ended            Nine Months Ended
                                                        -----------------------      -------------------------
                                                         09/02/95      08/27/94       09/02/95       08/27/94
                                                         --------      --------       --------       --------
                                                                  (In Thousands Except Per Share Data)
Net revenues . . . . . . . . . . . . . . . . . . .       $398,716       $377,815     $1,199,852     $1,137,926

Cost of revenues . . . . . . . . . . . . . . . . .        226,865        207,197        672,266        610,193

Administrative, distribution
 and selling expenses. . . . . . . . . . . . . . .        121,931        117,046        378,611        351,269

Unusual charge . . . . . . . . . . . . . . . . . .             --         84,750             --         84,750
                                                        ---------      ---------     ----------      ---------

Operating profit (loss). . . . . . . . . . . . . .         49,920        (31,178)       148,975         91,714

Interest expense . . . . . . . . . . . . . . . . .         (5,554)        (5,555)       (16,257)       (17,045)

Other income, net. . . . . . . . . . . . . . . . .          1,235          1,514          2,299          4,108
                                                        ---------      ---------     ----------      ---------

Income (loss) before income taxes. . . . . . . . .         45,601        (35,219)       135,017         78,777

Income taxes . . . . . . . . . . . . . . . . . . .         19,715        (13,679)        53,872         29,868
                                                        ---------      ---------     ----------      ---------

Net income (loss). . . . . . . . . . . . . . . . .      $  25,886     $  (21,540)     $  81,145      $  48,909
                                                        ---------      ---------     ----------      ---------

Net income (loss) per common share . . . . . . . .      $     .37     $     (.30)     $    1.15      $     .69
                                                        ---------      ---------     ----------      ---------

Dividends per common share . . . . . . . . . . . .      $     .15     $    .1425      $     .45    $     .4275
                                                        ---------      ---------     ----------      ---------

Average shares outstanding . . . . . . . . . . . .         70,788         71,229         70,824         71,340
                                                        ---------      ---------     ----------      ---------




See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows



                                                                              Nine Months Ended
                                                                              ------------------
                                                                           09/02/95      08/27/94
                                                                           --------      --------
                                                                             (In Thousands)
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  81,145     $  48,909
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .       78,826        70,640
    Change in noncurrent deferred
     income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,348)       (9,442)
    Change in net working capital
     excluding cash, current debt, acquisitions
     and accrued litigation settlement . . . . . . . . . . . . . . . .      (14,368)      (26,257)
    Accrued litigation settlement net
      of income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           --        52,545
    Change in insurance items:
     Deferred policy acquisition costs . . . . . . . . . . . . . . . .      (42,803)      (47,228)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,304        17,571
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,602)      (15,367)
                                                                           ---------     ---------
Net cash flows from operating activities . . . . . . . . . . . . . . .      126,154        91,371
                                                                           ---------     ---------

Cash flows from investing activities:
  Capital expenditures, net. . . . . . . . . . . . . . . . . . . . . .      (66,053)      (83,654)
  Acquisition of businesses. . . . . . . . . . . . . . . . . . . . . .       (2,550)      (37,589)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . .           --       (13,000)
  Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (402,020)     (413,696)
    Proceeds on maturities . . . . . . . . . . . . . . . . . . . . . .       42,293       163,298
    Proceeds on sales prior to maturity. . . . . . . . . . . . . . . .      196,060        62,842
                                                                           ---------     ---------
Net cash flows from investing
 activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (232,270)     (321,799)
                                                                           ---------     ---------

Cash flows from financing activities:
  Additions to debt, net . . . . . . . . . . . . . . . . . . . . . . .       15,954        28,424
  Payment of cash dividends. . . . . . . . . . . . . . . . . . . . . .      (31,859)      (30,507)
  Treasury stock acquisitions. . . . . . . . . . . . . . . . . . . . .       (5,003)      (12,646)
  Insurance premiums received. . . . . . . . . . . . . . . . . . . . .      321,784       342,301
  Insurance benefits paid. . . . . . . . . . . . . . . . . . . . . . .     (151,014)     (126,176)
                                                                           ---------     ---------
Net cash flows from financing
 activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      149,862       201,396
                                                                           ---------     ---------

Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       43,746       (29,032)

Cash and cash equivalents:
 At beginning of period. . . . . . . . . . . . . . . . . . . . . . . .      120,359       210,157
                                                                           ---------     ---------
 At end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .     $164,105      $181,125
                                                                           ---------     ---------
                                                                           ---------     ---------


See Notes to Consolidated Financial Statements

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


ASSETS                                                                            09/02/95       12/03/94
                                                                                  --------       --------
                                                                                        (In Thousands)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   $   164,105    $   120,359
  Trade receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       277,513        299,598
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       114,560        104,229
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,008         42,275
                                                                                ----------     ----------
   Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       605,186        566,461

Equipment leased to others, net. . . . . . . . . . . . . . . . . . . . . . .        86,954         76,122

Property, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       277,459        282,470

Other assets:
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . .       188,806        188,268
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,374         44,254
                                                                                ----------     ----------
   Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       238,180        232,522
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,362,872      1,198,539
  Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . .       323,992        281,189
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        48,046         43,051
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36,004         33,799
                                                                                ----------     ----------
   Total insurance assets. . . . . . . . . . . . . . . . . . . . . . . . . .     1,770,914      1,556,578
                                                                                ----------     ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,978,693     $2,714,153
                                                                                ----------     ----------
                                                                                ----------     ----------

LIABILITIES                                                                       09/02/95       12/03/94
                                                                                  --------       --------
                                                                                      (In Thousands)
Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     42,362   $     25,206
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .           805          1,805
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        60,111         52,427
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       156,389        179,751
                                                                                ----------     ----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       259,667        259,189
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       208,527        208,729
  Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .        89,824         78,045
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        20,350         19,470
                                                                                ----------     ----------
   Total other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       318,701        306,244
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,204,720      1,059,984
  Unearned revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       436,860        380,593
  General liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,950         14,652
                                                                                ----------     ----------
   Total insurance liabilities . . . . . . . . . . . . . . . . . . . . . . .     1,660,530      1,455,229
                                                                                ----------     ----------
Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,238,898      2,020,662
                                                                                ----------     ----------
Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,442          4,442
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .        13,238         11,587
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       878,030        828,744
  Accumulated unrealized gain on
   investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           433              -
  Foreign currency translation adjustment. . . . . . . . . . . . . . . . . .        10,165         10,478
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (166,513)      (161,760)
                                                                                ----------     ----------
   Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .       739,795        693,491
                                                                                ----------     ----------
Total liabilities and
 shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,978,693     $2,714,153
                                                                                ----------     ----------
                                                                                ----------     ----------

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

2.   Supplementary Income Statement Information

     Investment income (non-insurance) in the third quarter of 1995 and 1994 was $3,661 and $4,217, respectively. Investment income in the first nine months of 1995 and 1994 was $9,820 and $9,268, respectively.

3.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                         09/02/95      12/03/94
                                                        ----------    ----------
     Allowance for possible losses and
          discounts on trade receivables . . . . . .    $  14,699     $  13,982

     Accumulated depreciation of equipment
          leased to others and property. . . . . . .     $531,866      $477,634

     Accumulated amortization of intangible
          assets . . . . . . . . . . . . . . . . . .     $144,525      $133,181

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued. . . . . . . . . . .         None          None
            Common stock, without par value:
                Authorized 199,000,000 shares; . . .
                  Shares issued. . . . . . . . . . .   80,323,912    80,323,912

     The Company reclassified the current deferred income tax asset from "other current liabilities" to "other current assets". The balance sheet at December 3, 1994 was restated to reflect this change. This asset was $20.3 million at December 3, 1994 and $24.3 million at September 2, 1995.

4.   Earnings per Common Share

     Earnings per common share were computed by dividing net income by the average number of common shares outstanding during each period (70,788,053 for the three months of 1995; 70,823,838 for the nine months of 1995; 71,229,334 for the three months of 1994; and 71,339,643 for the nine months of 1994). Under a program begun in 1983, the Company has acquired to date 11,003,672 shares of common stock of which 1,497,889 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

5.   Accounting Changes

     Effective December 4, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of this standard, investment assets of the Company's insurance subsidiary (Forethought) classified as "available-for-sale" were written up $666 thousand from their amortized cost of $1,362.2 million to their fair value of $1,362.9 million on September 2, 1995. The insurance deferred tax asset was decreased $233 thousand to record the income tax effect and shareholders' equity ("accumulated unrealized gain on investments") was increased $433 thousand. Adoption of this standard did not affect results of operations or cash flows.

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

6.   Contingencies


     On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and will defend itself aggressively against all allegations.

     The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilties. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10.0 million. The Company has provided adequate reserves in its financial statements for these matters. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

Net revenues of $398.7 million were up $20.9 million, or 5.5%, with growth reported in both segments. In the Funeral Services segment, Batesville
Casket Company revenues were higher due to growth in traditional burial casket unit volume, a first quarter price increase and increased sales of Options-TM- cremation products (cremation caskets and urns). At Forethought, investment income grew significantly due to a larger investment portfolio and higher yields. Earned premium revenue was higher due to increased insurance in force.  However, policy sales in the third quarter were below the comparable period in 1994 due primarily to product changes designed to enhance Forethought's overall long term profitability.  Since premium revenues are recognized over the life of the policy holder, the decrease in policy sales in 1995 have not had a significant effect on current year revenue. Revenues in the Health Care segment increased only modestly. Net revenues of Hill-Rom's combined operations were up marginally in the third quarter, year over year. Orders for capital products in the U.S. acute care market remain soft and shipments in the third quarter were below the prior year. Therapy rental revenues in the long-term care and home care markets continued to grow year over year as increased units in use were partially offset by lower average rental rates reflecting a shift in product mix. Hill-Rom's European operations reported net revenue growth in the third quarter due to increased capital shipments, higher therapy rental revenue and the effect of changes in foreign
currency exchange rates.   Sales at Block Medical increased due to higher
ambulatory electronic pump shipments, partially offset by lower disposable infusion pump volume. Medeco Security Locks reported revenue growth as increased sales in its route management business were partially offset by lower door security shipments.

Gross profit of $171.9 million was up $1.2 million, or 0.7%, compared with the third quarter of 1994. As a percentage of net revenues, gross profit declined from 45.2% in 1994 to 43.1% in 1995. In the Funeral Services segment, Batesville Casket's margins were favorably affected by unit volume growth of traditional caskets, partially offset by increased sales of lower margin cremation products. Forethought's profitability was negatively affected by an increase in the crediting rate on policies in force which was done for competitive reasons. The crediting rate is the interest rate that Forethought uses to grow the face amount on insurance policies to have the benefit grow. Margins in the Health Care segment continue to run below 1994 levels. Hill-Rom's gross profit margin was negatively affected by European operations (lower margin products combined with operating inefficiencies, especially in Germany), the decline in U.S. acute care capital shipments, increased used furniture sales (lower margin products), increased discount levels, and lower average therapy rental rates. Block and Medeco both realized improved gross profit due to increased operating efficiency and higher sales.

Administrative, distribution and selling expenses increased $4.9 million, or 4.2%. As a percentage of revenues they decreased from 31.0% to 30.6%. The Funeral Services segment continues to benefit from improved efficiency and economies of scale at both Batesville Casket and Forethought as growth in these expenses was well below the growth in revenues. In the Health Care segment, these expenses and their relationship to revenues were, although to a lesser extent than in the first and second quarters, negatively affected by European operations (especially Germany), lower capital shipments in the U.S. acute care market and increased new product development costs, partially offset by lower expenses related to the integration of Hill-Rom and SSI and improved efficiency at Block and Medeco.

The unusual charge of $84.8 million ($52.5 million, or $.74 per share, after tax) in the third quarter of 1994 reflected the settlement of a patent infringement suit.

In summary, consolidated operating profit of $49.9 million declined $3.7 million, or 6.8%, excluding the effect of the unusual charge in 1994. The Funeral Services segment was up with growth at both Batesville Casket and Forethought. Health Care segment operating profit was down significantly due to Hill-Rom's performance, with both Block and Medeco reporting improvement.

In the third quarter, the Company increased its effective income tax rate from 38.2% to 43.2% due to higher than anticipated operating losses in Europe and lower than expected U.S. earnings before tax. The effective income tax rate for fiscal 1995 will be approximately 40.9%.

NINE MONTHS ENDED SEPTEMBER 2, 1995 COMPARED WITH NINE MONTHS
  ENDED AUGUST 27, 1994

Net revenues of $1.2 billion were up $61.9 million, or 5.4%. Revenues in the Funeral Services segment grew due to increased burial casket unit volume, the first quarter price increase and growth in cremation product sales at Batesville Casket. At Forethought, higher investment income and earned premium revenue (reflecting increased insurance in force) offset the minimal effect on current year revenues of lower policy sales in the second and third quarters of 1995. Year to date revenues in the Health Care segment were up marginally for essentially the same reasons discussed under third quarter results, although growth was slightly higher than for the third quarter due to the acquisition of L. & C. Arnold AG by Hill-Rom in February of 1994.

Gross profit of $527.6 million was essentially even with 1994. As a percentage of revenues, gross profit declined from 46.4% to 44.0%. In addition to the issues discussed under third quarter results, the Funeral Services segment was negatively affected by casket unit volume shortfalls at Batesville Casket in the first quarter. Margin declines in the Health Care segment were consistent with the third quarter.

Administrative, distribution and selling expenses increased $27.3 million, or 7.8%. As a percentage of revenues they increased from 30.9% to 31.6%. The improving trends discussed in third quarter results largely offset unfavorability in the first two quarters.

Consolidated operating profit of $149.0 million declined $27.5 million, or 15.6%, excluding the effect of the $84.8 million litigation settlement on 1994 results. Both Batesville Casket and Forethought reported growth in the Funeral Services segment. In the Health Care segment, the significant decline in operating profit at Hill-Rom was partially offset by improvement at Block and Medeco.

Interest expense was down on a year to date basis due to the pay-off in the second quarter of 1994 of a $75.0 million note relative to the acquisition of SSI Medical Services, partially offset by higher levels of debt in Europe.

Other income, net, includes interest income and other miscellaneous income and expense. Compared with 1994, lower death benefits associated with the Company's corporate-owned life insurance program and nonoperating expenses in Europe were partially offset by higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $120.4 million at the end of 1994 to $164.1 million at the end of the third quarter of 1995.

Net cash flows from operating activities of $126.2 million were $34.8 million higher than in the first nine months of 1994. Lower net income (excluding the effect of the litigation settlement which was paid in the fourth quarter of
1994) was offset by a smaller increase in net working capital. Accounts receivable have declined $22.1 million from year end 1994 due primarily to lower capital shipments at Hill-Rom. Days sales outstanding was 71 at quarter-end compared with 78 at year-end 1994. Inventories were up $10.3 million reflecting increased field evaluation units at Hill-Rom. Annualized inventory turns on revenues of 12.4 fell from 13.7 at year-end 1994.

Capital expenditures of $66.1 million were $17.6 million lower than in 1994 due to reduced production of therapy rental units at Hill-Rom, vehicle replacements and other items. In the third quarter, Batesville Casket acquired a burial casket distributor in Florida. Acquisitions in 1994 consisted primarily of Arnold and Industrias Arga, a Mexican casket manufacturer and distributor. Forethought's investment strategy is to purchase high grade investment securities with maturities that match the expected cash outflows of policy benefit payments. For this reason, securities in excess of $190.0 million were sold in the second and third quarters of 1995 with the proceeds reinvested in securities with longer durations to better match the expected future benefit payments.

Additions to debt in the first three quarters of 1995 were related to European operations. In the first quarter of 1994, the Company issued $100.0 million of its 7% Debentures and, in the second quarter, prepaid a $75.0 million note relative to the acquisition of SSI. The long-term debt-to-equity ratio was 28.2% on September 2, 1995 compared with 30.1% at year-end. Additional debt capacity affords the Company considerable flexibility in the funding of future growth. The decline in insurance premiums received reflects the lower policy unit sales as discussed in "results of operations". The increase in benefits paid was due primarily to increased insurance in force.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company expects that shipments to U.S. acute care hospitals will remain soft for the near future. There is a growing trend to minimize hospital stays in the U.S. which is driving the growth in sub-acute markets, including long-term care and home care. Operating losses in certain European markets will continue until after restructuring efforts are completed

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and will defend itself aggressively against all allegations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the third quarter ended September 2, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  October 16, 1995       BY:   /S/   TOM E. BREWER
                                  ------------------------------------
                                          Tom E. Brewer
                                          Senior Vice President
                                           and Chief Financial Officer


DATE:  October 16, 1995       BY:   /S/   James D. Van De Velde
                                  ------------------------------------
                                          James D. Van De Velde
                                           Vice President - Controller