Form 10-K
period 1995-12-02
HILLENBRAND INDUSTRIES INC
filed 1996-02-28
CIK 47518

--------------------------------------------------------------------------------
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

FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995       COMMISSION FILE NO. 1-6651

                            HILLENBRAND INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)

                  INDIANA                              35-1160484
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


          700 STATE ROUTE 46 EAST
            BATESVILLE, INDIANA                        47006-8835
 (Address of principal executive offices)              (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (812) 934-7000
            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of Each Class        Name of Each Exchange on Which Registered
------------------------------  ---------------------------------------------
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K./ /

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

          Common Stock, without par value - $1,633,278,000 as of February 9, 1996 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common Stock, without par value - 70,066,380 as of February 9, 1996.

     DOCUMENTS INCORPORATED BY REFERENCE.

       Portions of the 1996 Proxy Statement furnished to Shareholders - Parts I and III.
       Portions of the 1992 Proxy Statement furnished to Shareholders - Part IV.

                            HILLENBRAND INDUSTRIES, INC.
                             ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 2, 1995
                                 TABLE OF CONTENTS


                                                                      PAGE
                                       PART I

     Item 1.             Business                                      1
     Item 2.             Properties                                    8
     Item 3.             Legal Proceedings                             8
     Item 4.             Submission of Matters to a Vote
                         of Security Holders                           9

                                      PART II

     Item 5.             Market for Registrant's Common
                         Equity and Related Stockholder
                         Matters                                       9
     Item 6.             Selected Financial Data                      10
     Item 7.             Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                10
     Item 8.             Financial Statements and Supplementary
                         Data                                         19
     Item 9.             Changes in and Disagreements With
                         Accountants on Accounting and
                         Financial Disclosure                         40

                                      PART III

     Item 10.            Directors and Executive Officers
                         of the Registrant                            41
     Item 11.            Executive Compensation                       41
     Item 12.            Security Ownership of Certain
                         Beneficial Owners and Management             41
     Item 13.            Certain Relationships and Related
                         Transactions                                 41

                                      PART IV

     Item 14.            Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                      41

                                        SIGNATURES                    44

                                       PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its five major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries. Hillenbrand is organized into two business segments: Funeral Services and Health Care. The Funeral Services segment consists of Batesville Casket Company, Inc., a manufacturer of caskets and other products for the funeral industry, and Forecorp, Inc., a provider of funeral planning insurance products. The Health Care segment consists of Hill-Rom, Inc., a manufacturer of equipment for the health care market and provider of wound care, pulmonary/trauma and incontinence management services; Block Medical, Inc., a provider of home infusion therapy products; and Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use. (Medeco does not directly serve the health care industry but is included in the Health Care segment due to its relative size.)

FUNERAL SERVICES

     Batesville Casket Company, Inc. ("Batesville"), an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze and hardwood caskets, including caskets for the cremation market. In addition to caskets, Batesville manufactures and sells a line of urns used in cremations. All Batesville metal caskets are protective caskets which are electrically welded and made resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.
     Batesville Monoseal-Registered Trademark- steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville caskets.
     Batesville hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective.
     Batesville caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada and Puerto Rico. Batesville maintains an inventory of caskets at 68 company-operated Customer Service Centers in North America. Batesville caskets are delivered in specially equipped vehicles owned by Batesville.
     In December 1993, Batesville acquired Industrias Arga, S.A. de C.V., a casket manufacturer in Mexico.
     Forecorp, Inc., which was founded in 1985, and its subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve the country's largest network of funeral planning professionals with marketing support for Forethought-Registered Trademark- funeral plans funded by life insurance policies. This specialized funeral planning product is offered through licensed funeral homes. Customers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the funeral services and merchandise when needed. With funds provided by a life insurance policy from Forethought Life Insurance Company, the Forethought program offers inflation protection by enabling the funeral home to guarantee that the planned funeral will be available as specified.
     Certificates of authority to sell life insurance have been obtained in forty-eight (48) states, Ontario, Canada, Puerto Rico and the District of Columbia. Forethought Life Insurance products are available through a network of over 4,000 independent funeral homes in forty-five (45) of these jurisdictions.

HEALTH CARE

     In fiscal 1994, Hill-Rom Company, Inc., and SSI Medical Services, Inc. ("SSI"), were combined to form Hill-Rom, Inc. ("Hill-Rom"), an Indiana corporation headquartered in Batesville, Indiana. Hill-Rom is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture and architectural systems specifically designed to meet the needs of medical-surgical, critical care and perinatal providers. It has been in the hospital equipment business since 1929, and engaged in the manufacture of therapy beds and support surfaces and the rental and service of these products in the wound care, pulmonary/trauma and incontinence management markets since SSI was acquired by Hillenbrand in 1985.
     The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, recovery rooms and labor and delivery rooms. Other Hill-Rom products include sideguard communications, wood finished bedside cabinets, adjustable height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Hill-Rom also remanufactures hospital beds. Its process includes disassembly, washing, sanding, painting and reassembly with new components.
     Hill-Rom products are sold directly to hospitals throughout the United States and Canada by Hill-Rom account executives. Most Hill-Rom products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also operates a Canadian division which distributes Hill-Rom products, principally in Canada. Hill-Rom also sells its domestically produced products through distributorships throughout the world.
     In 1991, Hill-Rom acquired Le Couviour S.A., a French company which manufactures a variety of mechanically, hydraulically and electrically controlled beds and patient room furniture. Its products are sold directly to hospitals and nursing homes throughout Europe.
     In February 1994, Hill-Rom completed the acquisition of L. & C. Arnold AG (Arnold), of Schorndorf/Kempen in Germany. Arnold is one of the oldest and largest manufacturers of hospital beds in Germany.
     Clinical support for Hill-Rom's wound care, pulmonary/trauma and incontinence management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.
     Within the wound care market, CLINITRON-Registered Trademark- Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber.
     Hill-Rom also offers low airloss therapy through its EFICA CC-TM- and FLEXICAIR-Registered Trademark- units. FLEXICAIR low airloss therapy is provided for pressure sore prevention and wound treatment when ambulation is a priority or continuous head elevation is desired. The FLEXICAIR unit regulates air pressure in five zones corresponding to patient body areas. In the pulmonary/trauma market, the EFICA CC-TM- Dynamic Air Therapy-Registered Trademark- offers several modes of operation, including continuous lateral rotation, percussion and vibration, while maintaining optimal low airloss pressure relief.

     The CLENSICAIR-Registered Trademark- Incontinence Management System combines pressure-relieving low airloss therapy with a breakthrough design for managing incontinence.
     Other wound care products include the ACUCAIR-Registered Trademark-Continuous Air Flow System and the CLINISERT-Registered Trademark- Pressure Relief System. Both are offered as more effective alternatives to conventional overlays and mattresses.
     Hill-Rom therapy systems are made available to hospitals, long-term care facilities and the home environment on a rental basis through over 150 Service Centers located in the United States, Canada and Western Europe.
     Block Medical, Inc. ("Block"), a Delaware corporation, is headquartered in San Diego, California, and was acquired by Hillenbrand in 1991. Certain of its manufacturing operations were moved to Mexico during fiscal 1994. Block is a manufacturer of home infusion products for antibiotic, nutritional, chemotherapy and other drug therapies, including HOMEPUMP-TM-, a portable-disposable infusion pump, and VERIFUSE-TM-, an ambulatory-electronic infusion pump. HOMEPUMP, which can be carried in a pocket or specially designed pouch, provides a simple and convenient way for patients to administer their medication with minimum disruption of their lives. VERIFUSE is a computerized electronic infusion pump that is designed to handle more complex infusion medications while enabling the patient to be ambulatory. It is programmed through the use of a built-in bar-code scanner and is capable of delivering four infusion therapies.
     Block's products are sold to home care providers throughout the United States and internationally by a direct sales force and through distributors.
     Medeco Security Locks, Inc. ("Medeco"), founded in 1968, was purchased by Hillenbrand in 1984. Medeco manufactures and sells a wide variety of deadbolts, padlocks, switch locks, camlocks, electro-mechanical and other special purpose locks for the high security market. Medeco's double locking mechanism provides a higher level of security than is achievable by more common, single-locking devices. Medeco locks are primarily constructed of brass and hardened steel and are manufactured in its Salem, Virginia plant.
     In 1991, Medeco entered the electronic high security market. INSITE VLS-TM- replaces the thousands of mechanical keys used in pay telephone collection. The recently introduced DialGuard-TM- lock system fills the same role in the automatic teller machine collection market, and the DuraCam-TM- high security lock serves the gaming industry. The INSITE SITEKEY-TM- provides the state-of-the-art in electronic door security.
     Medeco products are sold domestically and internationally by its sales organization to locksmith supply distributors, original equipment manufacturers and government agencies. Original equipment applications include vending machines, pay telephones, safe and lock boxes, computer equipment, coin-operated laundry machines and communications security devices.
     Hill-Rom generates the predominant share of the Health Care segment's revenues and operating profit. Medeco and Block had an immaterial effect on the operating results of this segment in 1993, 1994 and 1995.


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

COMPETITION

FUNERAL SERVICES

     Batesville believes its dollar volume of sales of finished caskets is the largest in the United States. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies that also manufacture and/or sell caskets over a wide geographic area. There are, however, throughout the United States many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area.
     Forecorp, Inc., competes on the basis of service to its customers and products offered. Forethought Life sells its products in competition with local and state trusts for pre-need funeral planning as well as other life insurance companies. Forethought Life believes it is the leading provider of insurance funded pre-arranged funerals in the United States.

HEALTH CARE

     Hill-Rom believes it is the U.S. market share leader in the sale of electrically operated hospital beds, competing with approximately ten (10) other manufacturers. In Europe, Hill-Rom competes with several other manufacturers and believes that it is a market leader. In both the U.S. and Europe there are other companies which provide low airloss and other methods of patient support and patient relief.
     Block competes on the basis of product innovation and quality coupled with attention to customer service. Block believes it is the market leader in providing new innovations to the alternate care site health care market, even though several competitors have larger financial resources.
     Medeco competes on the basis of product quality and performance, and service to its customers. Medeco believes it is the market share leader in the mechanical high security lock market; however, other lock manufacturers produce a broader product line and have larger financial resources. Medeco believes that its patents are important to its business.

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored and, for new products, amounted to approximately $27,962,000 in 1995, $25,767,000 in 1994, and $22,270,000 in 1993. Additionally, $10,956,000 was spent in 1995,
$9,245,000 in 1994, and $8,089,000 in 1993 on research and development pertaining to the improvement of existing products. The above amounts exclude expenditures relative to discontinued operations.

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

EMPLOYEES

     As of January 19, 1996, the Company employed approximately 9,800 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc., is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10.0 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment also does not materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FOREIGN OPERATIONS AND EXPORT SALES

Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 6 to Consolidated Financial Statements, which statements are included under Item 8.
     The Company's export revenues constituted less than 10% of consolidated revenues in 1995 and prior years.

ORDER BACKLOG

     Order backlogs are immaterial to the Company and there was no material change in backlogs during 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company.

     W August Hillenbrand, 55, was elected Chief Executive Officer of the Company on April 11, 1989, and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

     Lonnie M. Smith, 51, was elected Senior Executive Vice President, effective January 1, 1982. From 1978 through 1981, he held the position of Executive Vice President of American Tourister, Inc. From 1976 to 1978, he was Senior Vice President of Strategic Planning for the Company. Prior to that he was employed by the Boston Consulting Group, business consultants.

     Tom E. Brewer, 57, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.

     George E. Brinkmoeller, 60, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.

     Michael L. Buettner, 38, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark E. Craft, 41, has been employed by the Company since February 26, 1990, and was elected Vice President, Public Affairs on May 1, 1994. Prior to that he was Director, Public Affairs. Prior to joining the Company, he was Manager, Public Relations, for Melvin Simon & Associates, Inc., in Indianapolis, Indiana.

     Tim B. Johnson, 34, was elected Vice President, Continuous Improvement on April 11, 1995. He has been employed by the company since March, 1993, as Director, Continuous Improvement. Prior to joining the company, he was a Senior Manager for the management consulting firm of Price Waterhouse.

     Mark R. Lanning, 41, was elected Vice President and Treasurer on April 11, 1995. Prior to that he had been Assistant Treasurer since June, 1991. He joined the Company on May 16, 1988, as Manager, Corporate Audit. Prior to joining the Company he served in various capacities with the public accounting firm of Ernst & Whinney (now Ernst & Young). He has been a licensed Certified Public Accountant since 1979.

     Mark R. Lindenmeyer, M.D., 49, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He had been employed by the Company since August 18, 1986, as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a licensed physician since 1986 and a practicing attorney since 1972.

     J. Cameron Moss, 39, was elected Vice President, Corporate Planning on January 2, 1996, and has been employed by the Company since January 2, 1996. Prior to joining the Company, he was a senior manager with McKinsey & Company, Inc., in its Cleveland, Ohio and Munich, Germany offices.

     James G. Thorne, 54, has been employed by the Company since June 14, 1993, and was elected Vice President, Human Resources on April 5, 1994. Prior to joining the Company, he was employed by Monsanto Company for 27 years where he served as Vice President, Human Resources for Fisher Controls International, Inc.

     James D. Van De Velde, 49, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse.

ITEM 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through Government Issued Bonds (see Note 3 to the Consolidated Financial Statements). The Company is in the process of improving the efficiency of certain facilities in Germany. Otherwise, all facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.


     LOCATION                   DESCRIPTION            PRIMARY USE
     --------                   -----------            ------------
HEALTH CARE AND OTHER:
     Batesville, IN      Manufacturing plant and    Manufacture of health care
                           distribution facility     equipment
                         Office facilities          Administration
     Charleston, SC      Office facility and        Administration and
                           assembly plant            assembly of therapy units
  Kempen and Schorndorf, Manufacturing plants and   Manufacture of health care
     Germany               office facilities         equipment
Pluvigner, France        Manufacturing plant and    Manufacture of health care
                           office facility           equipment
     Salem, VA           Manufacturing plant and    Manufacture of mechanical
                           office facility           and electronic locks

FUNERAL SERVICES:
     Batesville, IN      Manufacturing plants       Manufacture of metal caskets
                         Office facilities          Administration
     Manchester, TN      Manufacturing plants       Manufacture of metal caskets
     Campbellsville, KY  Manufacturing plant        Manufacture of metal caskets
     Vicksburg, MS       Kiln drying and lumber     Drying and dimensioning
                          cutting plant              lumber
     *Batesville, MS     Manufacturing plant        Manufacture of hardwood
                                                     caskets
     Nashua, NH          Manufacturing plant        Manufacture of hardwood
                                                     caskets

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 2, 1995.


                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

    Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1995 and 1994.

                                  1995                     1994
                             -------------            -------------
                             High      Low            High      Low
                             ----      ---            ----      ---
         First Quarter      $29 3/4   $27            $43 5/8   $39 1/2
         Second Quarter     $30 1/8   $27 1/2        $42 1/4   $35 1/4
         Third Quarter      $33 1/8   $28 5/8        $36 1/2   $26 5/8
         Fourth Quarter     $33       $27            $35 7/8   $29 1/8

HOLDERS

    On February 9, 1996, there were approximately 30,000 holders of the Company's common stock.


DIVIDENDS

    The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.60 ($.15 per quarter) in 1995 and $.57 ($.1425 per quarter) in 1994 were paid on each share of common stock outstanding. Cash dividends will be $.62 ($.155 per quarter) in 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1991 through 1995.

                              1995           1994(B)             1993              1992           1991
                              ----           ----                ----              ----           ----
                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues               $1,624,881     $1,557,034          $1,447,913        $1,303,062    $1,084,487

Income from continuing
   operations (A)          $   89,860     $   89,462          $  132,486        $  111,165    $   89,985

Income from continuing
 operations per share (A)  $     1.27     $     1.26          $     1.86        $     1.55    $     1.23

Total assets               $3,070,256     $2,714,153          $2,291,388        $1,957,704    $1,545,216

Long-term debt             $  206,783     $  208,729          $  107,887        $  185,081    $  103,589

Cash dividends per share   $      .60     $      .57          $      .45        $      .35    $      .29

(A) RESULTS IN 1995 REFLECT UNUSUAL CHARGES TOTALING $25,830 ($.37 PER SHARE) FOR THE WRITEDOWN OF GOODWILL AND CERTAIN ASSETS OF A MANUFACTURING FACILITY TO BE DISPOSED OF. RESULTS IN 1994 REFLECT AN UNUSUAL CHARGE OF $52,545 ($.74 PER SHARE), AFTER INCOME TAXES, FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT. RESULTS IN 1993 REFLECT AN UNUSUAL CHARGE OF $14,000 FOR THE WRITEDOWN OF GOODWILL.

(B) FISCAL 1994 WAS A 53 WEEK YEAR.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries' five major operating companies are organized into two business segments. The Funeral Services segment consists of Batesville Casket Company and The Forethought Group. The Health Care segment consists of Hill-Rom, Block Medical and Medeco Security Locks (included in this segment due to Medeco's relatively small size). Results for American Tourister, Inc., which was sold in 1993, have been reported separately as a discontinued operation in the income statement.


RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

SUMMARY
Consolidated net revenues increased $47.8 million, or 3.0%, in 1995. Fiscal year 1994 contained 53 weeks of business compared with 52 in 1995. Adjusting for the extra week in 1994, revenues increased approximately $77.8 million, or 5.0%. Operating profit of $179.5 million was up 15.0% and net income of $89.9 million was essentially equal to 1994.
    In the fourth quarter of 1995, the Company recorded charges totaling $25.8 million (with no income tax benefit) to reduce the carrying value of goodwill relative to the acquisition of Block Medical and certain manufacturing facilities in Europe being held for disposal. Excluding these unusual charges and the $84.8 million ($52.5 million after income taxes) charge for settlement of a patent infringement suit in 1994, operating profit declined $35.5 million, or 14.8%, and net income was down $26.3 million, or 18.5%.

NET REVENUES
Health Care sales declined $35.3 million, or 6.0%, due primarily to lower unit volume in Hill-Rom's U.S. acute care bed and architectural products markets. These declines were partially offset by growth in Europe (including the effect of the acquisition of Arnold in the first quarter of 1994), favorable foreign currency fluctuations and increased remanufactured equipment shipments in the U.S. At Block Medical, portable-disposable infusion pump volume was up and ambulatory-electronic pump shipments were down. Sales growth at Medeco was driven by new product introductions in route management channels (pay telephone, automated teller machines and the gaming industry). Door security business was flat year over year. Block and Medeco did not contribute significantly to the overall sales of the Health Care segment.
    Health Care rentals grew $34.8 million, or 10.5%. Increased units in use in the home care and long term care markets were partially offset by shifts to lower priced products in all markets and lower usage in the acute care market. Revenues in Europe were favorably affected by foreign currency fluctuations.
    Funeral Services sales increased $16.7 million, or 3.4%, due to traditional casket unit volume growth, higher sales of cremation products, price increases and acquisitions.
    Insurance revenues were up $31.6 million, or 20.5%. Interest income accounted for $18.6 million of this increase, reflecting a larger investment portfolio and higher yields. The growth in earned premium revenue was due primarily to increased policies in force year over year. Policy sales were down in 1995 due primarily to commission and product changes designed to enhance Forethought's overall long-term profitability. Since premium revenues are recognized, or earned, over the life of the policy holder, this decrease did not have a significant effect on current year revenue.

GROSS PROFIT
Gross profit on Health Care sales of $208.6 million was down $45.5 million, or 17.9%, due primarily to lower U.S. acute care bed and architectural products volume As a percentage of sales, gross profit declined from 43.0% to 37.5%, reflecting the impact of lower U.S. acute care volume on the fixed manufacturing expense base and increased sales of lower margin remanufactured equipment and European products. These items were partially offset by sales growth at Medeco, reduced losses at Block and improved manufacturing efficiencies in all U.S. operations.
    Gross profit on Health Care rentals increased $8.0 million, or 7.0%, to $121.6 million and, as a percentage of revenues, declined from 34.1% to 33.0%. Increased units in use in the home care and long-term care markets was partially offset by the shift in all markets to products with lower daily rates.

    Gross profit on Funeral Services sales of $237.6 million was up $7.2 million, or 3.1%. As a percentage of sales, it was virtually unchanged at 46.1%.
    Insurance gross profit increased $5.5 million, or 13.8%, in 1995. Higher investment income (with minimal corresponding direct cost) was largely offset by an increase in the crediting rate on policies in force, which was undertaken for competitive reasons. The crediting rate is the interest rate that Forethought uses to increase the face amount on insurance policies to have the benefit grow.

ADMINISTRATIVE, DISTRIBUTION AND SELLING EXPENSES
These operating expenses declined $48.3 million, or 10.0%, in 1995. Excluding unusual charges of $25.8 million in 1995 and $84.8 million in 1994, they increased $10.6 million, or 2.7%. As a percentage of consolidated revenues, they were essentially unchanged at 25.1%. In the Health Care segment, increases associated with European operations and new product development in the U.S. were mostly offset by the avoidance of costs incurred in 1994 relative to the integration of Hill-Rom and SSI and lower incentive compensation expense. Expenses in the Funeral Services segment were virtually unchanged year over year.
    Unusual charges in 1995 included the $5.8 million writedown of certain assets of a manufacturing facility in Europe to be disposed of and the $20.0 million writedown of goodwill associated with the acquisition of Block Medical in 1991. Changes in market conditions, the performance of certain products and increased competitive pressures resulted in a significant reduction in management's expectations regarding Block's future cash flows. Management believes that all writedowns pertaining to Block Medical and restructuring of European operations have been made.

OPERATING PROFIT
Operating profit in the Health Care segment, excluding unusual charges, declined $42.9 million, or 32.9%, to $87.8 million in 1995. Lower U.S. acute care sales, a shift to lower priced rental products, and expenses associated with European operations and new product development were partially offset by growth in the home care and long-term care rental markets and the avoidance of integration expenses.
    Operating profit in the Funeral Services segment of $134.0 million was up $11.1 million, or 9.0%, from 1994. Growth in casket unit volume, cremation products, investment income, earned insurance premium revenues and improved operating efficiencies were partially offset by the increase in the crediting rate on insurance policies in force.

OTHER INCOME AND EXPENSE
Interest expense declined $3.2 million, or 13.5%, due to the full-year impact of the retirement of a $75.0 million promissory note in May of 1994, which was partially offset by the issuance of $100.0 million of debentures in February of 1994. Interest expense relative to European operations was favorably affected by lower rates. Investment income was up $1.1 million due to higher yields, partially offset by a lower average level of interest earning assets.

INCOME TAXES
The effective income tax rate in 1995 was 47.1%. Excluding the $25.8 million unusual charge (consisting of the writedown of goodwill and other assets being held for disposal) which is not tax deductible, the effective rate was 40.9% in 1995 compared with 38.2% in 1994. This increase reflects higher operating losses in Europe, resulting in foreign loss carryforwards for which there is no associated income tax benefit recognized in the current year.

1994 COMPARED WITH 1993

SUMMARY
Net revenues increased $129.1 million, or 8.9%, to $1.6 billion in 1994. Approximately $30.0 million of this increase can be attributed to the 53rd week in fiscal 1994. Fiscal 1993 and fiscal 1995 were 52 week years. Operating profit of $156.1 million was down 32.8% and income from continuing operations declined 32.5% to $89.5 million.
    On September 19, 1994, subsequent to trial on the issues, the Company settled a patent infringement suit brought by Kinetic Concepts, Inc., against the Company, for a cash payment of $84.8 million. The settlement amount was reflected in third quarter results as an unusual charge to operations of $84.8 million ($52.5 million, or $.74 per share, after tax) and payment was made in the fourth quarter. From the date of the initial claim until the trial commencing August 29, 1994, the Company believed that the outcome of the trial or any settlement of the matter would not have a significant effect on the Company's financial condition or results of operations. The settlement of the patent infringement suit will not affect future operating results. In 1993, the Company wrote down goodwill relative to the acquisition of Block Medical in the amount of $14.0 million. Excluding these unusual items, operating profit was down 2.2% and income from continuing operations fell 3.1%.

NET REVENUES
Heath Care sales increased 3.1% to $590.9 million due primarily to the acquisition of Arnold by Hill-Rom in February 1994. Hill-Rom also reported growth in the remanufactured bed market. Offsetting these gains was a drop in electric bed shipments, especially in the U.S. acute care market. Shipments in Europe, excluding the effect of the Arnold acquisition, were essentially flat year over year. At Block Medical, shipments of both portable-disposable infusion pumps and ambulatory electronic pumps were down. Shipments of portable-disposable pumps were up in the fourth quarter compared with the fourth quarter of 1993. Sales in Medeco's door security, gaming industry, electronic pay telephone and automated teller machine channels were all higher in 1994. Demand in these markets grew and Medeco's product offerings received strong acceptance. Block and Medeco did not contribute significantly to the overall sales of the Health Care segment.

    Health Care rentals grew 10.2% to $333.1 million due to increased therapy rental beds in use in the U.S. long-term care and home care markets, partially offset by a shift toward lower priced products in the acute care market. Rental revenue was up marginally in Europe.
    Funeral Services sales of $498.8 million were up 9.3% from 1993. Despite an essentially flat market for casketed deaths, casket unit volume was up at Batesville Casket due to the additional week in fiscal 1994, acquisitions and new product introductions. Revenues were also favorably impacted by price increases, improved product mix and increased sales of products for the cremation market.
    Insurance revenues increased 33.0% to $154.2 million in 1994. Higher investment income reflected a larger invested asset base, partially offset by lower yields. Yields began falling in 1993 and continued to decline through mid-1994, from which point they improved steadily. These trends, while consistent with those of the financial markets overall during this time period, generally lag the market by several months. Earned premium revenue was higher due to increased policies in force year over year.

GROSS PROFIT
Gross profit on Health Care sales of $254.1 million was down 5.8% and, as a percentage of sales, declined from 47.0% in 1993 to 43.0% in 1994. This drop was due to higher costs associated with the manufacturing operations at Arnold and lower acute care electric bed shipments in the U.S. These items were partially offset by lower material costs and improved manufacturing efficiency in U.S. operations.
    Gross profit on Health Care rentals of $113.6 million was up 11.9% and, as a percentage of revenues, improved from 33.6% to 34.1%. Lower depreciation expense associated with the acquisition of SSI in 1985 and leveraging of fixed costs were partially offset by the shift to lower priced products in the acute care market.
    Funeral Services gross profit increased 9.1% to $230.4 million in 1994. As a percentage of sales, gross profit was virtually unchanged at 46.2% versus 46.3% in 1993.
    Gross profit on insurance revenues of $39.8 million was up 3.6% and, as a percentage of revenues, declined from 33.1% to 25.8%. An increase in the crediting rate on policies in force for competitive reasons in the fourth quarter was partially offset by higher investment income with minimal corresponding direct cost.

ADMINISTRATIVE, DISTRIBUTION AND SELLING EXPENSES
These expenses increased 24.0% in 1994. Excluding unusual charges of $84.8 million in 1994 and $14.0 million in 1993, they increased 6.0%; as a percentage of revenues they declined from 25.9% to 25.2%. The inclusion of expenses associated with the operations of Arnold and other acquisitions and growth in base businesses were offset by improved efficiency, economies of scale and lower incentive compensation expenses reflecting the year to year decline in operating performance.

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

INCOME TAXES
The effective income tax rate on income from continuing operations decreased from 40.2% in 1993 to 38.2% in 1994. The decrease was primarily attributable to two items. The writedown of Block goodwill of $14.0 million in 1993 was not deductible for tax purposes, resulting in an increase in the 1993 effective rate. This item did not reoccur in 1994. Secondly, the state effective rate was reduced in 1994 as a result of certain tax planning strategies. These decreases were partially offset by an increase in the effective foreign income tax rate. This increase was attributable to operating losses in certain European countries, resulting in foreign loss carryforwards for which there is no associated income tax benefit recognized in the current year.

INFLATION
Inflation and changing prices had a negligible effect on results of operations in 1995, 1994 and 1993. Improvements in manufacturing and administrative efficiencies continue to minimize the effect of price increases.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $120.4 million at the end of 1994 to $171.3 million at the end of 1995.
    The statement of consolidated cash flows reflects certain changes in the reporting of cash flows for the company's insurance subsidiary. Cash flows relative to investments have been reclassified from operating activities to investing activities and expanded to disclose purchases, maturities and sales. Premiums received and benefits paid on policies have been classified as financing activities. Results for prior years have been restated to conform to the current presentation.

OPERATING ACTIVITIES
Net cash flows from operating activities of $179.0 million were up significantly compared with 1994. A smaller increase in accounts receivable, higher current liabilities and avoidance of the $52.5 million litigation payment (net of income taxes) that occurred in 1994, were partially offset by lower earnings (excluding non-cash charges and the litigation payment).
    The $13.2 million increase in accounts receivable was due primarily to growth in Europe in the Health Care segment. Days sales outstanding (DSO) of 80 compares with 78 at year-end 1994. The $36.7 million increase in 1994 was due to strong fourth quarter shipments and lower prepayments at Hill-Rom. Inventory increases reflected a greater number of field sales evaluation units in the Health Care segment. Accrued expenses increased in 1995 due to higher income taxes payable reflecting the increase in taxable income. Current liabilities declined significantly in 1994 due to lower income taxes payable and accrued incentive compensation.

INVESTING ACTIVITIES
Cash outflows from investing activities declined from $406.4 million in 1994 to $301.8 million in 1995.
    Capital expenditures of $102.6 million compares with $99.5 million in 1994, including an increase in therapy rental unit production at Hill-Rom from $43.1 million to $47.7 million.
    Acquisitions in 1995 included two regional casket distributors by Batesville Casket and the remaining interest in a subsidiary of Arnold (which was initially acquired in 1994) by Hill-Rom. Payments in 1994 were for Arnold by Hill-Rom and a Mexican casket manufacturer and U.S. casket distributor by Batesville Casket.
    The Company invested $15.7 million in limited partnerships in 1994. Forethought invests the cash proceeds on insurance premiums predominantly in U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. During 1995, the investment portfolio was realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity in 1995, 1994 and 1993 resulted in net gains.

FINANCING ACTIVITIES
The Company's long-term debt-to-equity ratio was 27.7% at year end 1995 compared with 30.1% at year end 1994. This drop reflected scheduled debt payments of $1.8 million and increased equity. Changes in short-term debt during 1995 were for Hill-Rom's European operations. The Company has $100.0 million of registered debentures available for issuance which, when combined with additional debt capacity, existing cash and other working capital, affords considerable flexibility in the funding of internal and external growth.
    Quarterly cash dividends per share were 11.25CENTS in 1993, 14.25CENTS in 1994 and 15CENTS in 1995. An additional increase to 15.5CENTS per share was approved in January 1996.
    In 1995, Hillenbrand repurchased 760,000 shares of the Company's common stock at a cost of $23.5 million, which compares with purchases of $19.8 million in 1994 and $14.7 million in 1993.

INSURANCE ASSETS AND LIABILITIES
Insurance assets of $1,851.0 million grew 18.9% over the past year. Cash and invested assets of $1,432.2 million constitute 77.4% of the assets. The investments are concentrated in U.S. treasuries and agencies and high-grade corporate bonds. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $1,267.9 million. Statutory reserves represent 64% of the face value of insurance in force. Forethought Life Insurance Company made a $10.4 million dividend payment to Hillenbrand Industries in the fourth quarter of 1995 -- its first since Forethought's inception. The statutory capital and surplus as a percent of statutory liabilities of the life insurance subsidiary of Forethought was 8.5% at December 31, 1995, down from 9.1% on December 31, 1994. This drop reflects the dividend payment discussed above. The long-term deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policies. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred future tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred future tax cost, which partially offsets the deferred future tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value as discussed below, the net deferred future tax benefit increased $8.8 million in 1995, compared to a $9.4 million increase in 1994.

SHAREHOLDERS' EQUITY
Cumulative treasury stock acquired in open market transactions increased to 11,583,572 shares in 1995, up from 10,823,572 shares in 1994. The Company currently has Board of Directors' authorization to repurchase up to a total of 14,000,000 shares. Repurchased shares are used for general business purposes. From the cumulative shares acquired, 14,537 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1995 to individuals under the provisions of the Company's various stock compensation plans.
    Under the restricted stock plan approved by the shareholders of the Company on April 14, 1987, 324,600 shares have been awarded; 268,132 shares have been distributed and/or deferred; and 56,468 shares have been forfeited to date. No additional awards are contemplated at this time.
    Under the performance compensation plan approved by the shareholders of the Company on April 7, 1992, 386,096 shares were earned in 1993 based on each subsidiary's and the Company's performance in 1992 and 1993.

OTHER ISSUES

ACCOUNTING CHANGES
In 1995, the Company adopted the following Statement of Financial Accounting Standards (SFAS).
    In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified the investments in debt and equity securities of its insurance subsidiary as "available for sale," and reported them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of shareholders' equity. These investments were written up $35.2 million from their amortized cost of $1,373.0 million to their fair value of $1,408.2 million on December 2, 1995. The insurance deferred tax asset was decreased $12.3 million to record the income tax effect and shareholders' equity ("accumulated unrealized gain on investments") was increased $22.9 million. Adoption of this standard did not affect results of operations or cash flows.
    Disclosures requred by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," can be found in Note 5 to the consolidated financial statements.
    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted expected future cash flows from use of the asset is less than the carrying amount of the asset, an impairment loss is recognized. Long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this statement did not have a material affect on the Company's financial position or results of operations.
    SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995, and is effective for fiscal years beginning after December
15,1995 (not later than fiscal year 1997 for the Company). The new standard encourages companies to adopt a fair value based method of accounting for employee stock-based compensation plans, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company has not decided whether it will adopt the fair value based method or, alternatively, the pro-forma disclosure requirements of the new standard.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
Self-reform of the health care industry, both in the U.S. and in Europe, will continue for the foreseeable future. The most significant impact on Hillenbrand Industries has been, and will continue to be, the change in demand for capital goods in the acute care market as evidenced by the decline in revenues and operating profit at Hill-Rom in 1994 and 1995. Although it is difficult to predict the ultimate outcome of this reform, the Company believes that investments in innovative products and services will enable it to compete effectively in the changing acute care market. The Company also believes that significant growth opportunities exist in the subacute markets of long-term care and home care, and that its future success in these markets is promising. Changes in Medicare policy, which eliminated reimbursement for certain of Hill-Rom's pressure ulcer prevention products, will negatively affect rental revenues and profitability beginning in the first quarter of 1996. Hill-Rom will continue its aggressive restructuring efforts in Germany and the rest of Europe through 1996.
    Batesville Casket will continue to strive for growth in what is an essentially flat market for casketed deaths by providing its customers with innovative products and services. With its Options cremation program, Batesville believes that it will compete effectively in the growing cremation market.
    Forethought's revenue growth has slowed over the past three years as entry into targeted states and other jurisdictions winds down. Product and commission changes implemented in 1995 had a negative impact on policy sales volume in the current year but should enhance long-term profitability. Forethought addressed the increased competition it faces from trusts by increasing the crediting rate on its policies relative to the GNP or CPI deflator, as appropriate. This competition is expected to continue.
    The Company's investments in operations in Canada and Mexico are minimal. While its presence in Europe is growing, exchange rate fluctuations are not material to its financial position and results of operations.

----------------------------------------------------------------------------------------------
KEY FINANCIAL DATA (A)
----------------------------------------------------------------------------------------------
                                          1995      1994      1993      1992      1991
----------------------------------------------------------------------------------------------
INCOME STATEMENT
----------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
   income to revenues                     11.7      10.7      16.8      15.3      14.8
% Net income to revenues                   5.5       5.7      10.1       8.9       8.2
% Income taxes to pretax income           47.1      38.2      40.2      37.5      38.7
----------------------------------------------------------------------------------------------
BALANCE SHEET
----------------------------------------------------------------------------------------------
% Long-term debt to total capital         21.7      23.1      14.4      25.3      17.4
% Total debt to total capital             26.2      26.1      26.5      31.9      25.0
Current assets/current liabilities (B)     2.1       2.2       1.9       2.0       1.7
Working capital turnover (B)               4.2       4.6       4.7       5.1       7.6
----------------------------------------------------------------------------------------------
PROFITABILITY
----------------------------------------------------------------------------------------------
% Return on total capital                  9.4       9.9      19.5      15.9      15.0
% Return on average shareholders' equity  12.7      13.4      25.2      23.1      19.7
----------------------------------------------------------------------------------------------
Revenues/inventories (B)                  12.9      13.7      14.7      14.1      11.3
Revenues/receivables (B)                   4.6       4.7       5.2       5.3       5.4
----------------------------------------------------------------------------------------------
STOCK MARKET
----------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)             25.4      23.2      20.4      25.5      24.4
Year-end price/book value                  3.1       3.0       4.6       5.4       4.4
----------------------------------------------------------------------------------------------
(A) RESTATED, WHERE APPLICABLE, TO EXCLUDE THE RESULTS OF THE DISCONTINUED
    OPERATION.
(B) EXCLUDES INSURANCE OPERATIONS.
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT COMPARISON
----------------------------------------------------------------------------------------------
                                          Fiscal Year                   Percent Change
----------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)              1995      1994      1993      1995/94   1994/93   1993/92
----------------------------------------------------------------------------------------------
Net revenues:
   Health Care sales             $  555.7  $  590.9  $  573.3      (6.0%)     3.1%     13.0%
   Health Care rentals              368.0     333.1     302.4      10.5%     10.2%      6.6%
   Funeral Services                 515.5     498.8     456.3       3.4%      9.3%      7.0%
   Insurance                        185.7     154.2     115.9      20.5%     33.0%     35.4%
----------------------------------------------------------------------------------------------
Total revenues                   $1,624.9  $1,577.0  $1,447.9       3.0%      8.9%     11.1%
----------------------------------------------------------------------------------------------
Gross profit:
   Health Care sales             $  208.6  $  254.1  $  269.7     (17.9%)    (5.8%)    10.4%
   Health Care rentals              121.6     113.6     101.5       7.0%     11.9%     21.1%
   Funeral Services                 237.5     230.4     211.2       3.1%      9.1%      8.3%
   Insurance                         45.2      39.8      38.4      13.8%      3.6%     18.5%
----------------------------------------------------------------------------------------------
Total gross profit                  612.9     637.9     620.8      (3.9%)     2.7%     11.7%
Administrative, distribution and
 selling expenses                   407.6     397.0     374.6       2.7%      6.0%      3.5%
 Unusual charges                     25.8      84.8      14.0        N/A       N/A       N/A
----------------------------------------------------------------------------------------------
Operating profit                    179.5     156.1     232.2      15.0%    (32.8%)    19.9%
Other expense, net                   (9.7)    (11.3)    (10.6)    (14.5%)     6.7%    (33.3%)
----------------------------------------------------------------------------------------------
Income from continuing operations
 before income taxes                169.8     144.8     221.6      17.3%    (34.7%)    24.6%
Income taxes                         79.9      55.3      89.1      44.5%    (37.9%)    33.8%
----------------------------------------------------------------------------------------------
Income from continuing operations    89.9      89.5     132.5       0.4%    (32.5%)    19.2%
Income from discontinued
 operation net of income taxes        -         -         1.8        N/A       N/A    131.5%
Gain on disposal of discontinued
 operation net of income taxes        -         -        11.5        N/A       N/A       N/A
----------------------------------------------------------------------------------------------
Net income                       $   89.9  $   89.5  $  145.8       0.4%    (38.6%)    25.4%
----------------------------------------------------------------------------------------------

                                        -18-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Financial Statements:

    Report of Independent Accountants                                       20
    Statements of Consolidated Income for the three years ended
         December 2, 1995                                                   21
    Statements of Consolidated Shareholders' Equity for the three years
         ended December 2, 1995                                             22
    Statements of Consolidated Cash Flows for the three years ended
         December 2, 1995                                                   23
    Consolidated Balance Sheets at December 2, 1995 and December 3, 1994    24
    Notes to Consolidated Financial Statements                              26
    Financial Statement Schedules for the three years ended
         December 2, 1995:
         Schedule II - Valuation and Qualifying Accounts                    43

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at December 2, 1995 and December 3, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 15, 1996

STATEMENT OF CONSOLIDATED INCOME

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------
                                                    DECEMBER 2,   December 3,     November 27,
Year Ended                                             1995        1994(53 weeks)     1993
-----------------------------------------------------------------------------------------------
Net revenues:
  Health Care sales                                 $   555,677   $   590,961     $   573,324
  Health Care rentals                                   367,971       333,129         302,373
  Funeral Services                                      515,504       498,766         456,280
  Insurance                                             185,729       154,178         115,936
-----------------------------------------------------------------------------------------------
Total revenues                                        1,624,881     1,577,034       1,447,913
-----------------------------------------------------------------------------------------------
Cost of revenues:
  Health Care cost of goods sold                        347,081       336,820         303,600
  Health Care rental expenses                           246,406       219,566         200,869
  Funeral Services                                      277,952       268,378         245,086
  Insurance                                             140,509       114,425          77,547
-----------------------------------------------------------------------------------------------
Total cost of revenues                                1,011,948       939,189         827,102

Administrative, distribution and selling expenses       407,640       397,012         374,647
Unusual charges                                          25,830        84,750          14,000
-----------------------------------------------------------------------------------------------
Operating profit                                        179,463       156,083         232,164
Other income (expense), net:
  Interest expense                                      (20,317)      (23,489)        (21,325)
  Investment income, net                                 14,410        13,282           8,872
  Other                                                  (3,772)       (1,116)          1,838
-----------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                                   169,784       144,760         221,549
Income taxes                                             79,924        55,298          89,063
-----------------------------------------------------------------------------------------------
Income from continuing operations                        89,860        89,462         132,486
Income from discontinued
  operation net of income taxes                               -             -           1,778
Gain on disposal of discontinued
  operation net of income taxes                               -             -          11,554
-----------------------------------------------------------------------------------------------
Net income                                          $    89,860   $    89,462     $   145,818
-----------------------------------------------------------------------------------------------
Earnings per common share:
  Income from continuing operations                 $      1.27   $      1.26     $      1.86
  Income from discontinued operation
  net of income taxes                                         -             -             .02
  Gain on disposal of discontinued
  operation net of income taxes                               -             -             .16
-----------------------------------------------------------------------------------------------
Net income per common share                         $      1.27   $      1.26     $      2.04
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Dividends per common share                          $       .60   $       .57     $       .45
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Average number of common shares outstanding          70,757,868    71,278,213      71,406,998
-----------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------
                                                           DECEMBER 2,      December 3,          November 27,
Year Ended                                                    1995            1994 (53 weeks)         1993
----------------------------------------------------------------------------------------------------------------
Common stock                                              $     4,442         $     4,442         $     4,442
----------------------------------------------------------------------------------------------------------------
Additional paid-in capital:
   Beginning of year                                           11,587               3,900               3,228
   Fair market value over (under) cost on
      reissuance of treasury shares (1995 - 14,537;
      1994 - 270,626;   1993 - 23,587)                            (61)              7,669                 666
   Other                                                        1,712                  18                   6
----------------------------------------------------------------------------------------------------------------
   End of year                                                 13,238              11,587               3,900
----------------------------------------------------------------------------------------------------------------
Retained earnings:
   Beginning of year                                          828,744             779,923             666,241
   Net income                                                  89,860              89,462             145,818
   Dividends                                                  (42,471)            (40,641)            (32,136)
----------------------------------------------------------------------------------------------------------------
   End of year                                                876,133             828,744             779,923
----------------------------------------------------------------------------------------------------------------
Accumulated unrealized gain on investments:
   Beginning of year                                                -                   -                   -
   Net unrealized holding gain                                 22,861                   -                   -
----------------------------------------------------------------------------------------------------------------
   End of year                                                 22,861                   -                   -
----------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment:
   Beginning of year                                           10,478              (1,643)              6,462
   Translation adjustment                                       3,621              12,121              (8,105)
----------------------------------------------------------------------------------------------------------------
   End of year                                                 14,099              10,478              (1,643)
----------------------------------------------------------------------------------------------------------------
Treasury stock:
   Beginning of year                                         (161,760)           (146,690)           (132,423)
   Shares acquired (1995 - 760,000;
   1994 - 610,300;   1993 - 340,826)                          (23,499)            (19,803)            (14,662)
   Shares reissued                                                250               4,733                 395
----------------------------------------------------------------------------------------------------------------
   End of year                                               (185,009)           (161,760)           (146,690)
----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                $   745,764         $   693,491         $   639,932
----------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENT OF CONSOLIDATED CASH FLOWS

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
                                                        DECEMBER 2,      December 3,        November 27,
Year Ended                                                 1995             1994 (53 weeks)     1993
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                              $89,860              89,462            $145,818
 Adjustments to reconcile net income to
  net cash flows from operating activities:
 Depreciation, amortization and writedown of goodwill    127,612              97,506             112,743
 Change in noncurrent deferred income taxes              (13,301)            (10,542)            (15,780)
 Gain on disposal of discontinued operation                    -                   -             (16,306)
 Current income taxes on gain                                  -                   -               4,752
 Change in working capital excluding cash, current
  debt, acquisitions and dispositions:
  Trade accounts receivable                              (13,230)            (36,650)            (19,617)
  Inventories                                             (6,070)               (444)             (2,698)
  Other current assets                                    (1,369)             (1,734)              5,652
  Trade accounts payable                                  18,316               1,181               2,368
  Accrued expenses and other liabilities                   7,462             (27,361)                520
 Change in insurance deferred policy acquisition costs   (58,141)            (63,386)            (52,313)
 Change in other insurance items, net                     34,051              17,922              28,719
 Other, net                                               (6,188)             (3,227)             16,028
---------------------------------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                 179,002              62,727             209,886
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (102,595)            (99,512)           (112,735)
 Proceeds on disposal of fixed assets and equipment
  leased to others                                         1,857               1,535                 925
 Acquisitions of businesses, net of cash acquired         (3,534)            (39,868)            (21,736)
 Other investments                                             -             (15,664)                  -
 Proceeds from disposal of discontinued operation              -                   -              55,285
 Insurance investments:
  Purchases                                             (551,711)           (527,193)           (571,011)
  Proceeds on maturities                                  64,561             210,534             247,608
  Proceeds on sales prior to maturity                    289,650              63,775              92,035
---------------------------------------------------------------------------------------------------------
Net Cash Flows From Investing Activities                (301,772)           (406,393)           (309,629)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Additions to short-term debt                             22,829               4,287               7,052
 Reductions to short-term debt                            (7,691)             (2,760)            (37,794)
 Additions to long-term debt                                   -             100,000                  21
 Reductions to long-term debt                             (1,805)            (77,338)             (7,931)
 Payment of cash dividends                               (42,471)            (40,641)            (32,136)
 Treasury stock acquired                                 (23,499)            (19,803)            (14,662)
 Insurance premiums received                             427,409             459,000             372,629
 Insurance benefits paid                                (201,018)           (168,877)           (127,268)
---------------------------------------------------------------------------------------------------------
Net Cash Flows From Financing Activities                 173,754             253,868             159,911
---------------------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                          50,984             (89,798)             60,168
CASH AND CASH EQUIVALENTS:
 At Beginning of Year                                    120,359             210,157             149,989
---------------------------------------------------------------------------------------------------------
 At End of Year                                         $171,343            $120,359            $210,157
---------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEET

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
                                                       DECEMBER 2,  December 3,
                                                          1995         1994
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS:
Cash and cash equivalents                            $   171,343  $   120,359
Trade accounts receivable, less allowances of
   $19,833 in 1995 and $13,982 in 1994                   313,483      299,598
Inventories                                              111,679      104,229
Other current assets                                      43,660       42,275
--------------------------------------------------------------------------------
Total current assets                                     640,165      566,461
--------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS                               261,562      222,470
  Less accumulated depreciation                          170,233      146,348
--------------------------------------------------------------------------------
Equipment leased to others, net                           91,329       76,122
--------------------------------------------------------------------------------

PROPERTY                                                 649,497      613,756
  Less accumulated depreciation                          373,767      331,286
--------------------------------------------------------------------------------
Property, net                                            275,730      282,470
--------------------------------------------------------------------------------

OTHER ASSETS:
Intangible assets at amortized cost:
  Patents and trademarks                                  28,589       40,036
  Excess of cost over net asset values of
    acquired companies                                   125,851      138,038
  Other                                                    8,553       10,194
Deferred charges and other assets                         49,076       44,254
--------------------------------------------------------------------------------
Total other assets                                       212,069      232,522
--------------------------------------------------------------------------------

INSURANCE ASSETS (NOTE 9):
Investments                                            1,432,222    1,198,539
Deferred acquisition costs                               339,330      281,189
Deferred income taxes                                     39,518       43,051
Other                                                     39,893       33,799
--------------------------------------------------------------------------------
TOTAL INSURANCE ASSETS                                 1,850,963    1,556,578
--------------------------------------------------------------------------------

TOTAL ASSETS                                         $ 3,070,256  $ 2,714,153
--------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                                                     DECEMBER 2,   December 3,
                                                         1995        1994
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
Short-term debt (Note 3)                             $    40,450  $    25,206
Current portion of long-term debt (Note 3)                 2,315        1,805
Trade accounts payable                                    70,743       52,427
Income taxes payable (Note 7)                             12,440        7,872
Accrued compensation                                      62,253       60,874
Other liabilities (Note 12)                              112,520      111,005
--------------------------------------------------------------------------------
Total current liabilities                                300,721      259,189
--------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 3)                                  206,783      208,729
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES (NOTES 4 AND 12)              79,343       78,045
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 7)                     14,945       19,470
--------------------------------------------------------------------------------

INSURANCE LIABILITIES (NOTE 9):
Benefit reserves                                       1,252,737    1,059,984
Unearned revenues                                        454,763      380,593
General liabilities                                       15,200       14,652
--------------------------------------------------------------------------------
TOTAL INSURANCE LIABILITIES                            1,722,700    1,455,229
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                      2,324,492    2,020,662
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTE 4)
--------------------------------------------------------------------------------
COMMON STOCK - WITHOUT PAR VALUE:
  AUTHORIZED - 199,000,000 SHARES
  ISSUED - 80,323,912 SHARES IN 1995 AND 1994              4,442        4,442
Additional paid-in capital                                13,238       11,587
Retained earnings (Note 3)                               876,133      828,744
Accumulated unrealized gain on investments                22,861            -
Foreign currency translation adjustment                   14,099       10,478
Treasury stock, at cost:  1995 - 10,146,528 shares;
    1994 - 9,401,065 shares                             (185,009)    (161,760)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               745,764      693,491
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 3,070,256  $ 2,714,153
--------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

INVENTORIES

Inventories are valued at the lower of cost or market.  The last-in, first-out
(LIFO) method was used for determining the cost of approximately 65% of total inventories at December 2, 1995, 62% at December 3, 1994, and 66% at November 27, 1993. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. The LIFO reserve, which approximates the excess of the current cost of inventories over the stated LIFO values, increased from $8.2 million at year-end 1993 to $9.3 million at year-end 1994 and to $12.1 million at year-end 1995.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their average economic life. These units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1995 and 1994 were:


---------------------------------------------------------------------------
                                                 1995            1994
---------------------------------------------------------------------------
Land                                         $  27,505      $  26,973
Buildings and building equipment               145,453        141,789
Machinery and equipment                        476,539        444,994
---------------------------------------------------------------------------
Total                                        $ 649,497      $ 613,756
---------------------------------------------------------------------------

INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews goodwill and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset is less than its carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows (including terminal value) with the carrying value. Goodwill related to the acquisition of Block Medical in 1991 was written down $20.0 million in the fourth quarter of 1995. Changes in market conditions, the performance of certain products and increased competitive pressures resulted in a significant reduction in management's expectations regarding Block's future cash flows. In the fourth quarter of 1993, goodwill relative to Block was written down $14.0 million.

    Certain assets relative to the acquisition of Arnold in 1994 that are being held for disposal, were written down $5.8 million in the fourth quarter of 1995 to their estimated fair value less cost of disposition.

    Accumulated amortization of intangible assets was $163,836 and $133,181 as of December 2, 1995, and December 3, 1994, respectively.

ENVIRONMENTAL LIABILITIES

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.
A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. More specifically, each quarter, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which the Company will make payments toward the remediation plan. The Company does not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans are not significant and the estimated time frames to remediate sites are not believed to be lengthy.

    Specific costs included in environmental expense are site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. The reserve represents the expected undiscounted future cash outflows.

    Expenditures that relate to current operations are charged to expense.

REVENUE RECOGNITION

Sales are recognized upon shipment of products to customers. Rental revenues are recognized when services are rendered.

COST OF REVENUES

Health Care and Funeral Services cost of goods sold consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of the Company's therapy rental units, service center facility and personnel costs, and regional sales expenses.

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

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, for 1995, 8.0% and 6.0%, respectively, for 1994, and 7.5% and 6.0%, respectively, for 1993. The expected long-term rate of return on assets was 8.0% for 1995, 1994 and 1993.

Net pension expense includes the following components:

--------------------------------------------------------------------------------
                                                    1995      1994      1993
--------------------------------------------------------------------------------
Service expense-benefits earned during the year   $ 6,301   $ 5,310   $ 4,640

Interest expense on projected benefit obligation    7,371     6,952     6,447

Actual loss (return) on plan assets               (11,838)    6,893    (6,717)

Net amortization and deferral                       3,649   (13,555)      566

--------------------------------------------------------------------------------
Net pension expense                               $ 5,483   $ 5,600   $ 4,936
--------------------------------------------------------------------------------


The funded status of the plans is shown in the table below:

--------------------------------------------------------------------------------
                                                       DECEMBER 2, December 3,
                                                           1995        1994
--------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $69,200 in 1995 and $57,805 in 1994      ($73,725)   ($61,753)
--------------------------------------------------------------------------------
  Projected benefit obligation for service
    rendered to date                                    ($109,673)   ($94,817)

Plan assets at fair value, primarily U.S. Government
   obligations, corporate bonds and notes, and common
   stock issued by the Company.  The value of this common
   stock at date of acquisition by the plans was $2,613
   and the current market value was $15,065 in 1995 and
   $13,743 in 1994.                                        99,242      83,315
--------------------------------------------------------------------------------
Plan assets less than projected benefit obligation        (10,431)    (11,502)

Unrecognized net gain from past experience different
  from that assumed                                       (16,247)    (16,405)

Unrecognized prior service cost                             2,627       2,853

Unrecognized net asset at year-end being recognized
  over 14 to 22 years from the initial compliance date
  of December 1, 1985                                      (1,154)     (1,290)
--------------------------------------------------------------------------------

Unfunded accrued expenses included in liabilities        ($25,205)   ($26,344)
--------------------------------------------------------------------------------

    In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in the acquisition of Arnold in 1994. The unfunded accumulated benefit obligation of this plan, included in accrued expenses, was $13,725 on December 2, 1995, and $12,932 on December 3, 1994. Pension expense was $989 in 1995 and $1,000 in 1994.

    The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5,082 in 1995, $7,170 in 1994, and $5,928 in 1993.

INCOME TAXES

The Company and its eligible subsidiaries file a consolidated income tax return. Deferred income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

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

2.  ACQUISITIONS

The Company's subsidiary, Batesville Casket Company, purchased two regional casket distributors in 1995 and Hill-Rom purchased the remaining minority interest in a subsidiary of Arnold, which was initially acquired in 1994. The total purchase price for these businesses in 1995 was $3.5 million.

    In addition to the acquisition of Arnold by Hill-Rom, Batesville Casket acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, and a U.S. casket distributor, in 1994. The combined purchase price of these companies (the predominant share of which related to Arnold) consisted of cash in the amount of $39.9 million and the assumption of net liabilities of $6.4 million. The resulting goodwill of $46.3 million is being amortized on a straight-line basis, primarily over 40 years.

3.  FINANCING AGREEMENTS

The Company's various financing agreements contain no provisions or conditions relating to dividend payments, working capital and additional indebtedness.

Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                        DECEMBER 2,  December 3,
                                                           1995        1994
--------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011       $100,000   $ 100,000

Unsecured 7% debentures due on February 15, 2024           100,000     100,000

Government sponsored bond with an interest rate of 5.0%
    and maturities to 2008                                   2,860       3,080

Other                                                        6,238       7,454
--------------------------------------------------------------------------------

Total                                                      209,098     210,534

Less current portion                                         2,315       1,805
--------------------------------------------------------------------------------

Total long-term debt                                     $ 206,783   $ 208,729
--------------------------------------------------------------------------------

    The scheduled payments on the long-term debt as of December 2, 1995 are:
$2,315 in 1996; $1,079 in 1997; $890 in 1998; $798 in 1999 and $798 in 2000.

    Short-term debt consists of various lines of credit maintained for foreign subsidiaries. The weighted average interest rate on all short-term borrowings outstanding as of December 2, 1995, and December 3, 1994, was 6% and 7%, respectively.

    At December 2, 1995, the Company had a $45.0 million line of credit available for its European operations. This agreement expired in March 1996 and had no commitment fees or compensating balance requirements.

4.  SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.

    At December 2, 1995, the Company has three stock-based compensation plans; the Senior Executive Compensation Program, the Performance Compensation Plan, and the Restricted Stock Plan, which are described below. All shares issued under these plans are valued at market trading prices. The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,154,981 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through December 2, 1995, were 45,070. In addition, the Senior Executive Compensation Program provides for participants to defer payment of long-term performance share and other compensation earned in prior years. A total of 208,898 deferred shares are payable as of December 2, 1995.

    On April 7, 1992, the shareholders of the Company approved the adoption of the Performance Compensation Plan whereby key employees will be awarded tentative performance shares based upon achievement of performance targets. A total of 1,296,899 shares of common stock remain reserved for issuance under this plan as of December 2, 1995. In 1993, 386,096 shares were earned based on the Company's performance. A total of 7,879 deferred shares are payable as of December 2, 1995 under this plan. The plan will terminate on November 30, 2001.

    On April 14, 1987, the shareholders of the Company approved the adoption of a restricted stock plan whereby key employees may be granted restricted shares of the Company's stock. The restrictions lapse after six years; or earlier if certain financial goals are exceeded. 2,000,000 shares of common stock were designated for this plan. Remaining authorized restricted shares may be awarded up to April 15, 1997, and the vesting periods begin when the shares are awarded. 324,600 shares have been awarded, 268,132 shares have been distributed and/or deferred, and 56,468 shares have been forfeited as of December 2, 1995. No additional awards are contemplated at this time.

    Members of the Board of Directors may elect to defer fees earned as reinvested in common stock of the Company. A total of 5,974 deferred shares are payable as of December 2, 1995, under this program.

    The Board of Directors has authorized the repurchase, from time to time, of up to 14,000,000 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of December 2, 1995, a total of 11,583,572 shares had been purchased at market trading prices.

5.  FINANCIAL INSTRUMENTS

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

    The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

--------------------------------------------------------------------------------
                                                       DECEMBER 2, 1995
--------------------------------------------------------------------------------
                                                   CARRYING         FAIR
                                                     AMOUNT        VALUE
--------------------------------------------------------------------------------
         Short-term debt                          $  40,450      $  40,450
         Long-term debt                           $ 209,098      $ 230,068
--------------------------------------------------------------------------------

The carrying amount of derivative financial instruments held by the Company are as follows:

--------------------------------------------------------------------------------
                                       DECEMBER 2, 1995    December 3, 1994
--------------------------------------------------------------------------------
    Cross-currency swap                $  -                $15,756


The cross-currency swap (held for less than one year) was part of a transaction to hedge the U.S. dollar value of French franc advances by the Company to its French subsidiary.

6.  SEGMENT INFORMATION

INDUSTRY INFORMATION

The Health Care segment consists of Hill-Rom and Block Medical. Results for Medeco Security Locks are included in this segment due to its relative size. Hill-Rom produces and sells electric hospital beds, patient room furniture and patient handling equipment designed to meet the needs of acute care and perinatal providers. It also provides rental therapy units to health care facilities and the home care market for wound therapy, the management of pulmonary complications associated with critically ill patients and incontinence management. Block manufactures and sells home infusion therapy products, including portable-disposable infusion pumps and ambulatory-electronic infusion pumps for antibiotic, nutritional, chemotherapy and other drug therapies.
Medeco produces and sells high-security mechanical locks and lock cylinders and electronic security systems for commercial, residential and government applications.

    The Funeral Services segment consists of Batesville Casket Company and Forecorp. Batesville manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forecorp's subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., provide funeral planning professionals with marketing support for Forethought-Registered Trademark- funeral plans funded by life insurance policies. Product transfers between industry segments are not material. Note 9 contains additional information regarding insurance operations.

Financial information regarding the Company's industry segments is presented below:

--------------------------------------------------------------------------------
                                       DECEMBER 2,   December 3,  November 27,
Year Ended                                 1995         1994          1993
                                                     (53 weeks)
--------------------------------------------------------------------------------
Net revenues:
   Health Care                         $   923,648   $   924,090   $   875,697
   Funeral Services                        701,233       652,944       572,216
--------------------------------------------------------------------------------
   Consolidated                        $ 1,624,881   $ 1,577,034   $ 1,447,913
--------------------------------------------------------------------------------
Operating profit:
   Health Care (a) (b) (c)             $    61,740   $    45,739   $   132,732
   Funeral Services                        133,991       122,873       114,641
   Corporate and other                     (16,268)      (12,529)      (15,209)
--------------------------------------------------------------------------------
   Consolidated                            179,463       156,083       232,164
Interest expense                           (20,317)      (23,489)      (21,325)
Investment income                           14,410        13,282         8,872
Other income (expense), net                 (3,772)       (1,116)        1,838
--------------------------------------------------------------------------------
Income from continuing operations before
   income taxes                        $   169,784   $   144,760   $   221,549
--------------------------------------------------------------------------------
Identifiable assets:
   Health Care (a) (b)                 $   713,093   $   701,292   $   568,398
   Funeral Services                      2,120,585     1,825,928     1,468,111
   Corporate and other                     236,578       186,933       254,879
--------------------------------------------------------------------------------
   Consolidated                        $ 3,070,256   $ 2,714,153   $ 2,291,388
--------------------------------------------------------------------------------
Capital expenditures:
   Health Care                         $    77,003   $    74,748   $    78,063
   Funeral Services                         23,516        22,803        31,758
   Corporate and other (d)                   2,076         1,961         2,914
--------------------------------------------------------------------------------
   Consolidated                        $   102,595   $    99,512   $   112,735
--------------------------------------------------------------------------------
Depreciation and amortization:
   Health Care (a)                     $   100,237   $    69,300   $    83,667
   Funeral Services                         23,832        24,078        22,549
   Corporate and other (d)                   3,543         4,128         6,527
--------------------------------------------------------------------------------
   Consolidated                        $   127,612   $    97,506   $   112,743
--------------------------------------------------------------------------------

(a) REFLECTS CHARGES OF $20,000 IN 1995 AND $14,000 IN 1993 FOR THE WRITEDOWN OF GOODWILL.
(b) REFLECTS A $5,830 CHARGE IN 1995 FOR THE WRITEDOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY TO BE DIPOSED OF.
(c) REFLECTS AN $84,750 CHARGE IN 1994 FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.
(d) INCLUDES AMOUNTS RELATIVE TO THE DISCONTINUED OPERATION.

GEOGRAPHIC INFORMATION

Sales between geographic area are at transfer prices, which are equivalent to market value.


------------------------------------------------------------------------------------------------------------------------------
                                               United                       Other      Corporate
                                              States (a)    Europe (b)   International and Other    Eliminations Consolidated
------------------------------------------------------------------------------------------------------------------------------
1995:
Net revenues:
  To unaffiliated customers                    $ 1,354,826   $ 220,574      $  49,481  $        -    $        -   $ 1,624,881
  Transfers to other geographic areas               37,168           -              7           -       (37,175)            -
------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                         $ 1,391,994   $ 220,574      $  49,488  $        -    $  (37,175)  $ 1,624,881
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                        $   224,502   $ (29,436)     $     (65) $  (16,268)   $      730   $   179,463
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                            $ 2,574,619   $ 376,738      $  24,525  $  236,578    $ (142,204)  $ 3,070,256
------------------------------------------------------------------------------------------------------------------------------

1994 (53 weeks):
Net revenues:
  To unaffiliated customers                   $ 1,349,877   $ 176,408      $  50,749  $        -    $        -   $ 1,577,034
  Transfers to other geographic areas              39,157           -              4           -       (39,161)            -
------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                        $ 1,389,034   $ 176,408      $  50,753  $        -    $  (39,161)  $ 1,577,034
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                       $   181,025   $  (9,034)     $  (3,966) $  (12,529)   $      587   $   156,083
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $ 2,363,726   $ 214,953      $  25,510  $  186,933    $  (76,969)  $ 2,714,153
------------------------------------------------------------------------------------------------------------------------------

1993:
Net revenues:
  To unaffiliated customers                   $ 1,279,141   $ 121,798      $  46,974  $        -    $        -   $ 1,447,913
  Transfers to other geographic areas              38,108           -             17           -       (38,125)            -
------------------------------------------------------------------------------------------------------------------------------
    Total net revenues                        $ 1,317,249   $ 121,798      $  46,991  $        -    $  (38,125)  $ 1,447,913
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                       $   248,517   $  (1,270)     $     122  $  (15,209)   $        4   $   232,164
------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                           $ 1,968,689   $ 143,431      $  19,492  $  254,879    $  (95,103)  $ 2,291,388
------------------------------------------------------------------------------------------------------------------------------

(a) REFLECTS UNUSUAL CHARGES OF $20,000 IN 1995 AND $14,000 IN 1993 FOR THE WRITEDOWN OF GOODWILL AND $84,750 IN 1994 FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.
(b) REFLECTS AN UNUSUAL CHARGE OF $5,830 IN 1995 FOR THE WRITEDOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY TO BE DISPOSED OF.

7.  INCOME TAXES

Income taxes are computed in accordance with SFAS No. 109. The significant components of the income tax provision (benefit) are as follows.



--------------------------------------------------------------------------------
                                                  1995       1994       1993
                                                           (53 weeks)
--------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes:
  Domestic                                      $206,981   $162,542   $227,073
  Foreign                                        (37,197)   (17,782)    (5,524)
--------------------------------------------------------------------------------
Total                                           $169,784   $144,760   $221,549
--------------------------------------------------------------------------------
Provision for income taxes:
Current items:
  Federal                                       $ 83,019   $ 57,552   $ 91,590
  State                                           11,935      8,452     14,075
  Foreign                                           (912)      (445)       172
--------------------------------------------------------------------------------
Total current items                               94,042     65,559    105,837
--------------------------------------------------------------------------------
Deferred items:
  Federal                                        (11,535)    (9,552)   (16,549)
  State                                           (1,586)      (325)      (224)
  Foreign                                           (997)      (384)        (1)
--------------------------------------------------------------------------------
Total deferred items                             (14,118)   (10,261)   (16,774)
--------------------------------------------------------------------------------
Provision for income taxes                      $ 79,924   $ 55,298   $ 89,063
--------------------------------------------------------------------------------

    The fiscal year differences between the amounts recorded for income taxes on income from continuing operations for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income from continuing operations before taxes are explained as follows:

--------------------------------------------------------------------------------
                                  1995         1994 (53 weeks)      1993
--------------------------------------------------------------------------------
                                     % OF              % of              % of
                                    PRETAX            Pretax            Pretax
                           AMOUNT   INCOME   Amount   Income   Amount   Income
--------------------------------------------------------------------------------
Federal income
  tax  (A)                $ 59,424    35.0   $50,666    35.0   $77,321    34.9
State income
  tax  (B)                   6,727     4.0     5,283     3.6     9,017     4.1
Foreign income
  tax  (C)                  11,110     6.5     5,395     3.7     1,960     0.9
Goodwill write-down (a)      7,000     4.1         -       -     4,886     2.2
Other, net                  (4,337)   (2.5)   (6,046)   (4.1)   (4,121)   (1.9)
--------------------------------------------------------------------------------
Provision for
  income taxes             $79,924    47.1   $55,298    38.2   $89,063    40.2
--------------------------------------------------------------------------------

(A)  AT STATUTORY RATE.
(B)  NET OF FEDERAL BENEFIT.
(C)  FEDERAL TAX RATE DIFFERENTIAL.

    The tax effect of temporary differences that give rise to significant portions of the deferred tax balance sheet accounts were as follows:

--------------------------------------------------------------------------------
                                    DECEMBER 2, 1995          December 3, 1994
--------------------------------------------------------------------------------
                            NON-INSURANCE  INSURANCE  Non-insurance  Insurance
--------------------------------------------------------------------------------
Deferred tax assets:
  Current:
    Inventories                  $  4,207  $       -      $   3,379  $       -
    Employee benefit accruals       3,809          -          3,877          -
    Self insurance accruals         8,955          -          6,417          -
    Litigation accruals               854          -          1,828          -
    Other, net                      6,890      1,653          8,376          -
  Long-term:
    Employee benefit accruals      17,142        477         16,287        483
    Deferred policy revenues            -    159,167              -    133,208
    Foreign loss carryforwards     28,467          -         16,400          -
    Other, net                      4,586         29          8,019         63
--------------------------------------------------------------------------------
  Subtotal                         74,910    161,326         64,583    133,754
    Less valuation allowance for
      foreign loss carryforwards  (27,972)         -        (16,400)         -
--------------------------------------------------------------------------------
  Total assets                   $ 46,938  $ 161,326      $  48,183  $ 133,754
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Current:
    Inventories                  $  2,011  $       -      $   1,937  $       -
    Other, net                      1,550          -          1,604          -
  Long-term:
    Depreciation                   35,247        207         36,938          -
    Amortization                    1,689          -          2,505          -
    Unrealized gain on
      investments                       -     12,310              -          -
    Benefit reserves                    -      8,317              -      7,685
    Deferred acquisition costs          -     97,604              -     79,779
    Other, net                        232      3,370          4,333      3,239
--------------------------------------------------------------------------------
  Total liabilities              $ 40,729  $ 121,808      $  47,317  $  90,703
--------------------------------------------------------------------------------

    Remaining unutilized foreign loss carryforwards were approximately $66.9 million and $39.0 million on December 2, 1995, and December 3, 1994, respectively. There is not currently sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of net deferred tax assets in the financial statements for those foreign subsidiaries in net operating loss carryforward positions. Accordingly, a valuation allowance of $27,972 has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these foreign subsidiaries to support a reduction in the valuation allowance and a resulting recognition of net deferred tax assets.


8.  SUPPLEMENTARY INFORMATION


The following amounts were (charged) or credited to income in the year indicated:

--------------------------------------------------------------------------------
                                           1995     1994 (53 weeks)    1993
--------------------------------------------------------------------------------
Rental expense (A)                       ($17,282)  ($20,040)        ($19,037)
Research and
  development costs (A)                  ($38,918)  ($35,012)        ($30,359)
Investment income, net (A) (B)            $14,410    $13,282          $ 8,872
--------------------------------------------------------------------------------

(A)  FROM CONTINUING OPERATIONS ONLY.
(B)  EXCLUDES INSURANCE OPERATIONS.


    The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $47,667, primarily for warehouses, under noncancellable operating leases.

--------------------------------------------------------------------------------

                        1996                     $ 13,582
                        1997                     $ 10,175
                        1998                     $  7,446
                        1999                     $  5,971
                        2000                     $  3,793
                        2001 and beyond          $  6,700

--------------------------------------------------------------------------------


The table below provides supplemental information to the statement of consolidated cash flows.

--------------------------------------------------------------------------------
                                          1995      1994 (53 weeks)    1993
--------------------------------------------------------------------------------
Cash paid for:
  Income taxes                         $ 89,611       $ 84,605       $116,043
  Interest                             $ 20,297       $ 26,099       $ 21,322
Non-cash investing and
  financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses  $  5,453       $ 50,422       $  5,307
  Treasury stock issued under
    stock compensation plans           $    189       $ 12,402       $  1,061
--------------------------------------------------------------------------------


   The statement of consolidated cash flows reflects certain changes in the reporting of cash flows for the Company's insurance subsidiary. Cash flows relative to investments have been reclassified from operating activities to investing activities and expanded to disclose purchases, maturities and sales. Premiums received and benefits paid on policies have been classified as financing activities. Results for prior years have been restated to conform to the current presentation.

9.  INSURANCE OPERATIONS

Forecorp, Inc., through its two subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies and marketing support for FORETHOUGHT-Registered Trademark-funeral planning, a "pre-need" insurance program. The life insurance policies are limited to long-duration, whole-life policies and, as such, are accounted for under SFAS No. 97. The benefits under these policies increase based on external inflationary indices. Premiums received are recorded as an increase to benefit reserves or as unearned revenue. Unearned revenues are recognized over the actuarial life of the contract. Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues. Liabilities equal to policy holder account balances and amounts assessed against these balances for future insurance charges are established on the insurance contracts issued by Forethought Life Insurance Company.

    Investments are predominantly U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities and are carried on the balance sheet at fair value. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. During 1995, the investment portfolio was realigned to better meet this objective. Securities are also sold in other carefully constrained circumstances such as a concern about the credit quality of the issuer. Otherwise, it is management's intent that these investments be held to maturity. Cash (unrestricted as to use) is held for future investment.

    In 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of this statement, the Company has classified the investments in debt and equity securities of its insurance subsidiary as "available for sale" and reported them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of shareholders' equity. The fair value of each security is based on the market value provided by brokers/dealers. These investments were written up $35.2 million from their amortized cost of $1,373.0 million, to their fair value of $1,408.2 million on December 2, 1995. The insurance deferred tax asset was decreased $12.3 million to record the income tax effect and shareholders' equity ("accumulated unrealized gain on investments") was increased $22.9 million. Adoption of this standard did not affect results of operations or cash flows.

    The amortized cost and fair value of investments in debt securities at December 2, 1995 were as follows:

--------------------------------------------------------------------------------
                                                 Gross      Gross
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies     $  499,767    $  9,301    $  5,842  $  503,226
Obligations of states and
  political subdivisions               254          31           -         285
Corporate securities               873,005      33,272       1,592     904,685
--------------------------------------------------------------------------------
Total  (A)                      $1,373,026    $ 42,604    $  7,434  $1,408,196
--------------------------------------------------------------------------------


The amortized cost and fair value of investments in debt securities at December 3, 1994 were as follows:

--------------------------------------------------------------------------------
                                                 Gross      Gross
                                  Amortized   Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses      Value
--------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies     $  496,985    $  1,607   $  32,904  $  465,688
Obligations of states and
  political subdivisions               255          14           -         269
Corporate securities               681,110          44      47,267     633,887
--------------------------------------------------------------------------------
Total  (A)                      $1,178,350    $  1,665   $  80,171  $1,099,844
--------------------------------------------------------------------------------

(A) DOES NOT INCLUDE THE AMORTIZED COST OF OTHER INVESTMENTS CARRIED ON THE BALANCE SHEET IN THE AMOUNT OF $24,026 AT DECEMBER 2, 1995, AND $20,189 AT DECEMBER 3, 1994, THE CARRYING VALUE OF WHICH APPROXIMATES FAIR VALUE.

    The amortized cost and fair value of debt securities at December 2, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                 Amortized         Fair
                                                    Cost           Value
--------------------------------------------------------------------------------
Due in one year or less                         $    10,114    $    10,177
Due after 1 year through 5 years                    332,610        339,231
Due after 5 years through 10 years                  271,000        276,260
Due after ten years                                 369,245        390,320
Mortgage-backed securities                          390,057        392,208
--------------------------------------------------------------------------------
Total                                           $ 1,373,026    $ 1,408,196
--------------------------------------------------------------------------------

    The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investments in debt securities were as follows:

--------------------------------------------------------------------------------
                                                 1995      1994      1993
--------------------------------------------------------------------------------
Proceeds                                         $289,650  $ 63,775  $ 92,035
Realized gross gains                             $  4,662  $  1,076  $  1,809
Realized gross losses                            $  3,649  $    936  $    212
--------------------------------------------------------------------------------

    Summarized financial information of insurance operations included in the statement of consolidated income is as follows:

--------------------------------------------------------------------------------
                                                  1995       1994        1993
--------------------------------------------------------------------------------
Investment income                              $ 91,634   $ 72,998   $ 62,538
Earned premium revenue                           93,279     81,340     51,856
Net gain on sale of investments                   1,013        140      1,597
Other, net                                         (197)      (300)       (55)
--------------------------------------------------------------------------------
Total net revenues                              185,729    154,178    115,936
Benefits paid                                    48,305     41,977     31,065
Credited interest                                85,922     70,037     48,985
Deferred acquisition costs amortized             23,722     20,222     14,358
Other operating expenses                         13,948     13,404     11,421
--------------------------------------------------------------------------------
Income before income taxes                     $ 13,832    $ 8,538   $ 10,107
--------------------------------------------------------------------------------

Statutory data at December 31 includes:

--------------------------------------------------------------------------------
                          1995 (unaudited)    1994          1993
--------------------------------------------------------------------------------
Net income                   $ 22,487       $ 27,946       $29,752
Capital and surplus          $114,572       $104,378       $78,208
--------------------------------------------------------------------------------




10.UNAUDITED QUARTERLY FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
1995 QUARTER ENDED                                              3/04/95       6/03/95        9/02/95       12/02/95        Year
----------------------------------------------------------------------------------------------------------------------------------

Net revenues:
  Health Care sales                                        $  130,972     $  137,751     $  138,725     $  148,229     $  555,677
  Health Care rentals                                          90,254         92,368         91,270         94,079        367,971
  Funeral Services                                            130,412        131,157        121,069        132,866        515,504
  Insurance                                                    44,639         43,583         47,652         49,855        185,729
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                396,277        404,859        398,716        425,029      1,624,881
----------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
  Health Care cost of goods sold                               78,052         87,210         87,531         94,288        347,081
  Health Care rental expenses                                  60,617         63,075         61,862         60,852        246,406
  Funeral Services                                             70,524         69,256         67,088         71,084        277,952
  Insurance                                                    34,602         32,729         35,492         37,686        140,509
----------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                        243,795        252,270        251,973        263,910      1,011,948
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  152,482        152,589        146,743        161,119        612,933
Administrative, distribution and selling expenses             103,628        104,499         97,955        101,558        407,640
Unusual items                                                       -              -              -         25,830         25,830
----------------------------------------------------------------------------------------------------------------------------------
Operating profit                                               48,854         48,090         48,788         33,731        179,463
Other income (expense), net                                    (4,348)        (3,180)        (3,187)         1,036         (9,679)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     44,506         44,910         45,601         34,767        169,784
Income taxes                                                   17,001         17,156         19,715         26,052         79,924
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $   27,505      $  27,754      $  25,886      $   8,715     $   89,860
----------------------------------------------------------------------------------------------------------------------------------
Net income per common share                                $     0.39      $    0.39      $    0.37      $    0.12     $     1.27
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
1994 Quarter Ended                                            2/26/94        5/28/94        8/27/94       12/03/94          Year
----------------------------------------------------------------------------------------------------------------------------------

Net revenues:
  Health Care sales                                       $   129,846    $   139,728    $   142,160    $   179,227    $   590,961
  Health Care rentals                                          82,847         84,702         82,770         82,810        333,129
  Funeral Services                                            129,262        121,938        113,574        133,992        498,766
  Insurance                                                    35,451         36,337         39,311         43,079        154,178
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                377,406        382,705        377,815        439,108      1,577,034
----------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
  Health Care cost of goods sold                               70,365         81,884         85,222         99,349        336,820
  Health Care rental expenses                                  53,226         55,304         53,651         57,385        219,566
  Funeral Services                                             69,221         64,544         63,021         71,592        268,378
  Insurance                                                    27,942         25,424         28,931         32,128        114,425
----------------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                        220,754        227,156        230,825        260,454        939,189
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  156,652        155,549        146,990        178,654        637,845
Administrative, distribution and selling expenses              92,509         98,563         93,823        112,117        397,012
Unusual items                                                       -              -         84,750              -         84,750
----------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                        64,143         56,986        (31,583)        66,537        156,083
Other expense, net                                             (3,155)        (3,978)        (3,636)          (554)       (11,323)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              60,988         53,008        (35,219)        65,983        144,760
Income taxes                                                   23,297         20,250        (13,679)        25,430         55,298
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     37,691   $     32,758   $    (21,540)  $     40,553   $     89,462
----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share                       $       0.53   $       0.46   $      (0.30)  $       0.57   $       1.26
----------------------------------------------------------------------------------------------------------------------------------

    Unusual items consist of a patent litigation settlement in the third quarter of 1994 and, in the fourth quarter of 1995, the writedown of goodwill and certain assets of a manufacturing facility to be disposed of.

    Cost of revenues, gross profit and administrative, distribution and selling expenses have been reclassified to reflect the segregation of revenues and costs as discussed in Note 1 -- Cost of Revenues. Net expenses associated with the Company's corporate-owned life insurance program were reclassified from other expense to administrative expense.
    As compared with amounts previously reported on Forms 10-Q and 10-K, the income statement was affected as follows:




-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Total
1995 Quarter Ended                                             3/04/95        6/03/95        9/02/95        12/02/95      Year
-------------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                           $   23,106     $   27,558     $   25,108            N/A         N/A
Gross profit                                                  (23,106)       (27,558)       (25,108)           N/A         N/A
Administrative, distribution and selling expenses             (22,088)       (26,465)       (23,976)           N/A         N/A
Operating profit                                               (1,018)        (1,093)        (1,132)           N/A         N/A
Other income (expense), net                                     1,018          1,093          1,132            N/A         N/A
Income before income taxes                                          -              -              -            N/A         N/A






---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Total
1994 Quarter Ended                                           2/26/94        5/28/94         8/27/94       12/03/94        Year
---------------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                           $   21,532     $   23,382      $  23,628    $   22,777     $   91,319
Gross profit                                                  (21,532)       (23,382)       (23,628)       (22,777)      (91,319)
Administrative, distribution and selling expenses             (20,583)       (22,568)       (23,223)       (21,983)      (88,357)
Operating profit (loss)                                          (949)          (814)          (405)          (794)       (2,962)
Other expense, net                                                949            814            405            794         2,962
Income (loss) before income taxes                                   -              -              -              -             -




11. DISCONTINUED OPERATION

On August 30, 1993, the Company sold its luggage business, American Tourister, Inc., for a cash payment of $63.8 million. Net proceeds (after disposition costs) were $55.3 million. The gain on the sale of $11.6 million was net of income taxes of $4.7 million. The results of American Tourister, Inc., have been reported separately as a discontinued operation in the Statement of Consolidated Income for the year ended November 27, 1993. Income from discontinued operations of $1.8 million was net of the income tax provision of $1.1 million.

12. CONTINGENCIES

On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and will defend itself aggressively against all allegations.
    In 1993, the Company's subsidiary, Hill-Rom, was notified that it was part of an investigation into the hospital bed industry by the Antitrust Division of the U.S. Department of Justice (the "DOJ"). As a result, the Company was issued a Civil Investigative Demand by the DOJ and served with a subpoena to allow review of internal Hill-Rom files and business practices to determine any irregularities. On June 13, 1995, the Company was notified by the DOJ that the Department had officially closed this civil investigation with no action being taken. This investigation did not have a significant effect on the Company's financial condition, results of operations or cash flows.

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

                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 1, 1996, and to be filed with the Commission relating to the Company's 1996 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the definitive Proxy Statement dated March 1, 1996, and to be filed with the Commission relating to the Company's 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 1, 1996, and to be filed with the Commission relating to the Company's 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated March 1, 1996, and to be filed with the Commission relating to the Company's 1996 Annual Meeting of Shareholders, are incorporated herein by reference.



                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

    (1)  Financial Statements

         The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements on page 19.

    (2)  Financial Statement Schedules

    The financial statement schedules filed in response to Item 8 and Item 14(d) of Form 10-K are listed on the index to Consolidated Financial Statements on page 19.

    (3)  Exhibits

         The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K.

         3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

         3 (ii) Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended December 3, 1994)


         The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

         10 (i) Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

         10 (ii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

         21        Subsidiaries of the Registrant

         27.1      Financial Data Schedule

         27.2      Restated Financial Data Schedule -- 12 Months, 1994

         27.3      Restated Financial Data Schedule --  3 Months, 1995

         27.4      Restated Financial Data Schedule --  6 Months, 1995

         27.5      Restated Financial Data Schedule --  9 Months, 1995


    (b) There were no reports on Form 8-K filed during the quarter ended December 2, 1995.

                                                                SCHEDULE II

                   HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED DECEMBER 2, 1995, DECEMBER 3, 1994, AND NOVEMBER 27, 1993
                               (DOLLARS IN THOUSANDS)


                                                         ADDITIONS
                                                  ------------------------
                                 BALANCE AT      CHARGED TO    CHARGED TO     DEDUCTIONS        BALANCE
                                  BEGINNING       COSTS AND      OTHER          NET OF           AT END
DESCRIPTION                       OF PERIOD       EXPENSES     ACCOUNTS (A)   RECOVERIES (B)   OF PERIOD
--------------                    ----------     ----------    ------------   --------------   ----------

Reserves deducted from assets
  to which they apply:

  Allowance for possible losses
     and discounts
     - accounts receivable:

     Year Ended:



          December 2, 1995       $   13,982      $   3,451       $   5,366        $   2,966    $  19,833
                                   ---------       --------        --------         --------     --------
                                   ---------       --------        --------         --------     --------
          December 3, 1994       $   11,271      $   2,741       $   3,226        $   3,256    $  13,982
                                   ---------       --------        --------         --------     --------
                                   ---------       --------        --------         --------     --------
          November 27, 1993      $   15,574      $   3,761       $   3,392        $  11,456    $  11,271
                                   ---------       --------        --------         --------     --------
                                   ---------       --------        --------         --------     --------



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



                                       HILLENBRAND INDUSTRIES, INC.

                                   By: /S/ W August Hillenbrand
                                       --------------------------------
                                           W August Hillenbrand
Dated: January 23, 1996                    Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Daniel A. Hillenbrand                        /S/  John C. Hancock
-------------------------------                  -----------------------------
    Daniel A. Hillenbrand                             John C. Hancock
    Chairman of the Board                             Director

/S/ Tom E. Brewer                                /S/  W August Hillenbrand
-------------------------------                  -----------------------------
    Tom E. Brewer                                     W August Hillenbrand
    Chief Financial Officer                           Director


/S/ James D. Van De Velde                        /S/  George M. Hillenbrand II
-------------------------------                  -----------------------------
    James D. Van De Velde                             George M. Hillenbrand II
    Controller                                        Director

/S/ Lawrence R. Burtschy                         /S/  John A. Hillenbrand II
-------------------------------                  -----------------------------
    Lawrence R. Burtschy                              John A. Hillenbrand II
    Director                                          Director

/S/ Peter F. Coffaro                             /S/  Ray J. Hillenbrand
-------------------------------                  -----------------------------
    Peter F. Coffaro                                  Ray J. Hillenbrand
    Director                                          Director

/S/ Edward S. Davis                              /S/  Lonnie M. Smith
-------------------------------                  -----------------------------
    Edward S. Davis                                   Lonnie M. Smith
    Director                                          Director

/S/ Leonard Granoff
-------------------------------
    Leonard Granoff
    Director


Dated:  January 23, 1996

                             HILLENBRAND INDUSTRIES, INC.
                                   INDEX TO EXHIBITS



    3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)


    3 (ii) Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended December 3, 1994)


    10 (i) Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)


    10 (ii) Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)


    21        Subsidiaries of the Registrant

    27.1      Financial Data Schedule

    27.2      Restated Financial Data Schedule -- 12 Months, 1994

    27.3      Restated Financial Data Schedule --  3 Months, 1995

    27.4      Restated Financial Data Schedule --  6 Months, 1995

    27.5      Restated Financial Data Schedule --  9 Months, 1995