Form 10-Q
period 1996-03-02
HILLENBRAND INDUSTRIES INC
filed 1996-04-16
CIK 47518

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 2, 1996          COMMISSION FILE NO. 1-6651

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

                   Yes   x                              No
                      -------                              -------

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          Common Stock, without par value - 69,951,280 as of March 30, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             HILLENBRAND INDUSTRIES, INC.

                                  INDEX TO FORM 10-Q

                                                                Page

                                                                ----

PART I - FINANCIAL INFORMATION


    Item 1 -  Financial Statements (Unaudited)

              Consolidated Income for the Three Months          3
                Ended 3/02/96 and 3/04/95

              Consolidated Cash Flows for the Three Months      4
                Ended 3/02/96 and 3/04/95

              Consolidated Balance Sheet,                       5
                3/02/96 and 12/02/95

              Notes to Consolidated Financial Statements        6-7

    Item 2 -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations   8-9


PART II - OTHER INFORMATION


    Item 6 -  Exhibits and Reports on Form 8-K                  10


SIGNATURES                                                      10

                            PART I - FINANCIAL INFORMATION
                            ------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income




                                                          Three Months Ended
                                                          03/02/96  03/04/95
                                                          --------  --------
                                                        (In Thousands Except
                                                            Per Share Data)


Net revenues:
  Health Care sales  . . . . . . . . . . . . . . . .    $149,150      $130,972
  Health Care rentals  . . . . . . . . . . . . . . .      95,247        90,254
  Funeral Services   . . . . . . . . . . . . . . . .     136,785       130,412
  Insurance  . . . . . . . . . . . . . . . . . . . .      52,674        44,639
                                                         -------       -------
  Total revenues   . . . . . . . . . . . . . . . . .     433,856       396,277

Cost of revenues:
  Health Care cost of goods sold . . . . . . . . . .      91,017        78,052
  Health Care rental expenses . . . . . .. . . . . .      59,168        60,617
  Funeral Services . . . . . . . . . . . . . . . . .      73,179        70,524
  Insurance  . . . . . . . . . . . . . . . . . . . .      40,788        34,602
                                                         -------       -------
  Total cost of revenues . . . . . . . . . . . . . .     264,152       243,795

Other operating expenses . . . . . . . . . . . . . .     111,201       103,628
                                                         -------       -------

Operating profit . . . . . . . . . . . . . . . . . .      58,503        48,854

Interest expense . . . . . . . . . . . . . . . . . .      (6,239)       (5,267)

Other income, net  . . . . . . . . . . . . . . . . .       3,486           919
                                                         -------       -------

Income before income taxes . . . . . . . . . . . . .      55,750        44,506

Income taxes . . . . . . . . . . . . . . . . . . . .      22,412        17,001
                                                         -------       -------

Net income . . . . . . . . . . . . . . . . . . . . .    $ 33,338      $ 27,505
                                                         -------       -------
                                                         -------       -------

Net income per common share  . . . . . . . . . . . .    $    .48      $    .39
                                                         -------       -------
                                                         -------       -------

Dividends per common share  . . . . . . . . .. . . .    $   .155      $    .15
                                                         -------       -------
                                                         -------       -------

Average shares outstanding . . . . . . . . . . . . .      70,131        70,885
                                                         -------       -------
                                                         -------       -------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                        Three Months Ended
                                                        ------------------
                                                       03/02/96  03/04/95
                                                       --------  --------
                                                         (In Thousands)
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . .   $ 33,338      $ 27,505
 Adjustments to reconcile net income
  to net cash flows from operating activities:
   Depreciation and amortization . . . . . . . . .     26,591        23,841
   Change in noncurrent deferred
    income taxes . . . . . . . . . . . . . . . . .        188        (2,554)
   Change in net working capital
    excluding cash and current debt  . . . . . . .     10,920       (10,996)
   Change in insurance items:
    Deferred policy acquisition costs  . . . . . .    (12,164)      (12,923)
    Other, net . . . . . . . . . . . . . . . . . .     14,326        11,856
   Other, net  . . . . . . . . . . . . . . . . . .     (5,276)       11,597
                                                       ------        ------
Net cash flows from operating activities   . . . .     67,923        48,326
                                                       ------        ------

Cash flows from investing activities:
 Capital expenditures, net   . . . . . . . . . . .    (21,125)      (16,314)
 Insurance investments:
  Purchases  . . . . . . . . . . . . . . . . . . .   (111,419)      (65,291)
  Proceeds on maturities   . . . . . . . . . . . .     15,536        12,638
  Proceeds on sales prior to maturity  . . . . . .     52,674             -
                                                       ------        ------
Net cash flows from investing
 activities  . . . . . . . . . . . . . . . . . . .    (64,334)      (68,967)
                                                       ------        ------

Cash flows from financing activities:
 Additions (reductions) to debt, net . . . . . . .     13,052        (2,625)
 Payment of cash dividends . . . . . . . . . . . .    (10,863)      (10,621)
 Treasury stock acquisitions . . . . . . . . . . .     (8,647)       (3,539)
 Insurance premiums received   . . . . . . . . . .     95,965       109,925
 Insurance benefits paid   . . . . . . . . . . . .    (61,613)      (50,726)
                                                       ------        ------
Net cash flows from financing
 activities  . . . . . . . . . . . . . . . . . . .     27,894        42,414
                                                      -------       -------

Net increase in cash and
 cash equivalents. . . . . . . . . . . . . . . . .     31,483        21,773

Cash and cash equivalents:
 At beginning of period . . . . . . . . . . . . .     171,343       120,359
                                                      -------       -------
 At end of period . . . . . . . . . . . . . . . .    $202,826      $142,132
                                                      -------       -------
                                                      -------       -------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet



ASSETS                                                   03/02/96       12/02/95
                                                         --------       --------
                                                              (In Thousands)
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . .$  202,826    $  171,343
 Trade receivables . . . . . . . . . . . . . . . . . .   315,025       313,483
 Inventories . . . . . . . . . . . . . . . . . . . . .   104,107       111,679
 Other . . . . . . . . . . . . . . . . . . . . . . . .    46,721        43,660
                                                       ---------     ---------
  Total current assets . . . . . . . . . . . . . . . .   668,679       640,165

Equipment leased to others, net. . . . . . . . . . . .    94,085        91,329

Property, net. . . . . . . . . . . . . . . . . . . . .   266,644       275,730

Other assets:
 Intangible assets, net. . . . . . . . . . . . . . . .   154,430       162,993
 Other assets. . . . . . . . . . . . . . . . . . . . .    53,086        49,076
                                                       ---------     ---------
  Total other assets . . . . . . . . . . . . . . . . .   207,516       212,069
Insurance assets:
 Investments . . . . . . . . . . . . . . . . . . . . . 1,455,848     1,432,222
 Deferred  policy acquisition costs. . . . . . . . . .   351,494       339,330
 Deferred income taxes . . . . . . . . . . . . . . . .    46,776        39,518
 Other . . . . . . . . . . . . . . . . . . . . . . . .    38,574        39,893
                                                       ---------     ---------
  Total insurance assets . . . . . . . . . . . . . . . 1,892,692     1,850,963
                                                       ---------     ---------
Total assets . . . . . . . . . . . . . . . . . . . . .$3,129,616    $3,070,256
                                                       ---------     ---------
                                                       ---------     ---------

LIABILITIES
Current liabilities:
 Short-term debt . . . . . . . . . . . . . . . . . . .$   54,264    $   40,450
 Current portion of long-term debt . . . . . . . . . .     1,935         2,315
 Trade accounts payable. . . . . . . . . . . . . . . .    63,239        70,743
 Other . . . . . . . . . . . . . . . . . . . . . . . .   202,668       187,213
                                                       ---------     ---------
  Total current liabilities. . . . . . . . . . . . . .   322,106       300,721
Other liabilities:
 Long-term debt. . . . . . . . . . . . . . . . . . . .   206,401       206,783
 Other long-term liabilities . . . . . . . . . . . . .    75,114        79,343
 Deferred income taxes . . . . . . . . . . . . . . . .    15,346        14,945
                                                       ---------     ---------
  Total other liabilities. . . . . . . . . . . . . . .   296,861       301,071
Insurance liabilities:
 Benefit reserves. . . . . . . . . . . . . . . . . . . 1,283,412     1,252,737
 Unearned revenue. . . . . . . . . . . . . . . . . . .   468,544       454,763
 General liabilities . . . . . . . . . . . . . . . . .    18,488        15,200
                                                       ---------     ---------
  Total insurance liabilities. . . . . . . . . . . . . 1,770,444     1,722,700
                                                       ---------     ---------
Total liabilities. . . . . . . . . . . . . . . . . . . 2,389,411     2,324,492
                                                       ---------     ---------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
 Common stock. . . . . . . . . . . . . . . . . . . . .     4,442         4,442
 Additional paid-in capital. . . . . . . . . . . . . .    13,745        13,238
 Retained earnings . . . . . . . . . . . . . . . . . .   898,608       876,133
 Accumulated unrealized gain on
  investments. . . . . . . . . . . . . . . . . . . . .     9,779        22,861
 Foreign currency translation adjustment . . . . . . .     6,866        14,099
 Treasury stock. . . . . . . . . . . . . . . . . . . .  (193,235)     (185,009)
                                                       ---------     ---------
  Total shareholders' equity . . . . . . . . . . . . .   740,205       745,764
                                                       ---------     ---------
Total liabilities and
 shareholders' equity. . . . . . . . . . . . . . . . .$3,129,616    $3,070,256
                                                       ---------     ---------
                                                       ---------     ---------


See Notes to Consolidated Financial Statements
                                          5

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

2.  Supplementary Income Statement Information

    Investment income (non-insurance) in the first quarter of 1996 and 1995 was $3,954 and $2,852, respectively.

3.  Supplementary Balance Sheet Information

    The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                         03/02/96      12/02/95
                                                         --------      --------
    Allowance for possible losses and
       discounts on trade receivables. . . . . .       $  17,857     $  19,833

    Accumulated depreciation of equipment
       leased to others and property . . . . . .        $554,205      $544,000

    Accumulated amortization of intangible
       assets. . . . . . . . . . . . . . . . . .        $165,011      $163,836

    Capital Stock:
       Preferred stock, without par value:
         Authorized 1,000,000 shares;
          Shares issued. . . . . . . . . . . . .            None          None
       Common stock, without par value:
         Authorized 199,000,000 shares;
          Shares issued. . . . . . . . . . . . .      80,323,912    80,323,912


4.  Earnings per Common Share

    Earnings per common share were computed by dividing net income by the average number of common shares outstanding during each period (70,131,090 for the three months of 1996 and 70,884,748 for the three months of 1995). Under a program begun in 1983, the Company has acquired to date 11,843,672 shares of common stock of which 1,544,835 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

5.  Contingencies

    As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. There was no material change in the status of this litigation during the quarter ended March 2, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Consolidated net revenues of $433.9 million were up $37.6 million, or 9.5%. Health Care sales increased $18.2 million, or 13.9%, due primarily to higher unit sales of the Advance -R- series beds at Hill-Rom. In Europe, increased sales in Germany and favorable exchange rates were partially offset by lower sales in France. Sales at Medeco Security Locks were up marginally due to increased shipments in door security business, partially offset by decreases in route management. Block Medical reported marginally lower sales. Health Care rental revenues increased $5.0 million, or 5.5%. In the long-term care market, units in use and average rental rates were higher than in the first quarter of 1995. In the home care market, increased units in use were partially offset by lower rates. Acute care unit placements and rates were down marginally. Rental revenue growth in Europe was due primarily to increased units in use. Funeral Services sales were up $6.4 million, or 4.9%, due to casket unit volume growth on increased deaths, a first quarter price increase and higher sales of Options-TM- cremation caskets and urns. Insurance revenues grew $8.0 million, or 18.0%, to $52.7 million in the first quarter. Earned premium revenue was up due to a greater number of policies in force year over year. Investment income was up due primarily to a larger investment portfolio as yields were essentially unchanged.

Gross profit on Health Care sales of $58.1 million increased $5.2 million, or 9.9%, due to higher sales of Advance series beds. As a percentage of revenues, gross profit was 39.0% compared with 40.4% in 1995 due primarily to increased sales of lower margin European products. Profitability at Medeco improved on the strength of volume growth and control of manufacturing costs. Gross profit on rental revenues of $36.1 million grew $6.4 million, or 21.7%, and as a percentage of revenues improved from 32.8% to 37.9%. This improvement reflected lower therapy unit service costs, partially offset by higher depreciation expense. Funeral services gross profit of $63.6 million increased $3.7 million, or 6.2%, and as a percentage of sales increased from 45.9% to 46.5% due primarily to higher unit sales volume. Insurance gross profit of $11.9 million was up $1.8 million , or 18.4%. Improvements in the commission and product structure offset growth in benefits and credited interest on the larger base of insurance in force.

Other operating expenses increased $7.6 million, or 7.3%, and as a percentage of revenues declined from 26.2% to 25.6%. Cost control throughout all operations offset increased incentive compensation expense (reflecting improved performance) and higher legal fees.

Interest expense increased $972 thousand, or 18.5%, due to higher debt associated with European operations.

Other income, net, of $3.5 million was up $2.6 million due primarily to investment income on higher average levels of interest earning assets.

The Company's consolidated effective income tax rate of 40.2% compares with 38.2% in the first quarter of 1995. This increase was largely due to increased operating losses in Europe - a trend which began to develop in the second quarter of 1995. The Company is not currently deriving any tax benefit from European losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $171.3 million at the end of 1995 to $202.8 million at the end of the first quarter. Net cash flows from operating activities of $67.9 million were up $19.6 million due primarily to higher earnings and a decrease in net working capital. Inventories declined $7.6 million versus a $6.4 million increase in the first quarter of 1995. The 1995 increase reflected additional product evaluation inventory at Hill-Rom.
The decline in 1996 was due to higher first quarter shipments at Hill-Rom. Annualized inventory turns on sales improved from 9.6 at year end to 11.0 at quarter end. Accounts receivable days sales outstanding were 75 at the end of the first quarter versus 80 at year end 1995. The change in other items primarily reflects the reclassification of certain accrued expenses from noncurrent to current and is mostly offset in the change in working capital.

Capital spending of $21.1 million was higher than in the first quarter of 1995 due to increased production of therapy rental units and expenditures relative to improving operations in Europe. Investment purchases in insurance operations reflected funds available from the sale of investments prior to maturity as Forethought continues to realign its portfolio to better match maturities with expected policy benefit payments.

In the first quarter, the Company utilized short-term borrowings at a favorable interest rate to pay down certain debt in Europe. Additional debt capacity allows the Company considerable flexibility in the funding of future growth in all operations. Insurance premiums received were down compared with the first quarter of 1995. The policy and commission changes (and resulting decline in policy sales) previously discussed were implemented in the second quarter of 1995. The increase in benefits paid primarily reflects increased insurance in force year over year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Although U.S. acute care capital shipments have improved over the past two fiscal quarters, the strength of future order patterns remains uncertain. Recent changes in Medicare policy, which eliminated reimbursement for certain of Hill-Rom's pressure ulcer prevention products, will negatively affect future rental revenues and profitability. Capital shipments in France are expected to remain at lower than 1995 levels for the near term. Operating losses in other European markets will continue as operations are restructured.

                             PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


B.  Reports on Form 8-K

    There were no reports filed on Form 8-K during the first quarter ended March 2, 1996.


                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HILLENBRAND INDUSTRIES, INC.

DATE:  April 15, 1996                  BY:  /S/  Tom E. Brewer
                                            --------------------------
                                                 Tom E. Brewer
                                                 Chief Financial Officer


DATE:  April 15, 1996                  BY:  /S/  James D. Van De Velde
                                            --------------------------
                                                 James D. Van De Velde
                                                 Controller