Form 10-Q
period 1996-06-01
HILLENBRAND INDUSTRIES INC
filed 1996-07-11
CIK 47518

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

    FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1996    COMMISSION FILE NO. 1-6651

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

Common Stock, without par value - 69,376,980 as of July 5, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                                            Page


PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

               Consolidated Income for the Three Months                     3
                  and Six Months Ended 6/01/96 and 6/03/95

               Consolidated Cash Flows for the Six Months                   4
                  Ended 6/01/96 and 6/03/95

               Consolidated Balance Sheet,                                  5
                  6/01/96 and 12/02/95

               Notes to Consolidated Financial Statements                   6-8

     Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-10


PART II - OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote                              11
                  of Security Holders

     Item 6 -  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                               Three Months Ended              Six Months Ended
                                                            -------------------------     -------------------------
                                                             06/01/96       06/03/95       06/01/96       06/03/95
                                                            ----------     ----------     ----------     ----------
                                                                     (In Thousands Except Per Share Data)
Net revenues:
     Health Care sales . . . . . . . . . . . . . . . .      $  143,556     $  137,751     $  292,706     $  268,723
     Health Care rentals . . . . . . . . . . . . . . .          94,461         92,368        189,708        182,622
     Funeral Services  . . . . . . . . . . . . . . . .         132,819        131,157        269,604        261,569
     Insurance . . . . . . . . . . . . . . . . . . . .          53,365         43,583        106,039         88,222
                                                            ----------     ----------     ----------     ----------
     Total revenues  . . . . . . . . . . . . . . . . .         424,201        404,859        858,057        801,136

Cost of revenues:
     Health Care cost of goods sold  . . . . . . . . .          84,106         87,210        175,123        165,262
     Health Care rental expenses . . . . . . . . . . .          60,094         63,075        119,262        123,692
     Funeral Services  . . . . . . . . . . . . . . . .          70,708         69,256        143,887        139,780
     Insurance . . . . . . . . . . . . . . . . . . . .          40,229         32,729         81,017         67,331
                                                            ----------     ----------     ----------     ----------
     Total cost of revenues  . . . . . . . . . . . . .         255,137        252,270        519,289        496,065

Other operating expenses . . . . . . . . . . . . . . .         108,797        104,499        219,998        208,127
                                                            ----------     ----------     ----------     ----------

Operating profit . . . . . . . . . . . . . . . . . . .          60,267         48,090        118,770         96,944

Interest expense . . . . . . . . . . . . . . . . . . .          (6,318)        (5,436)       (12,557)       (10,703)

Other income, net  . . . . . . . . . . . . . . . . . .           2,301          2,256          5,787          3,175
                                                            ----------     ----------     ----------     ----------

Income before income taxes . . . . . . . . . . . . . .          56,250         44,910        112,000         89,416

Income taxes . . . . . . . . . . . . . . . . . . . . .          22,612         17,156         45,024         34,157
                                                            ----------     ----------     ----------     ----------

Net income . . . . . . . . . . . . . . . . . . . . . .      $   33,638     $   27,754     $   66,976     $   55,259
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Net income per common share  . . . . . . . . . . . . .      $      .48     $      .39     $      .96     $      .78
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Dividends per common share . . . . . . . . . . . . . .      $     .155     $      .15     $      .31     $      .30
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Average shares outstanding . . . . . . . . . . . . . .          69,783        70,799          69,957         70,842
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows


                                                                           Six Months Ended
                                                                      -------------------------
                                                                       06/01/96       06/03/95
                                                                      ----------     ----------
                                                                            (In Thousands)

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   66,976     $   55,259
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . .        52,966         53,255
    Change in noncurrent deferred
     income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        (1,107)        (3,619)
    Change in net working capital
     excluding cash and current debt . . . . . . . . . . . . . . .         9,402         (7,495)
    Change in insurance items:
     Deferred policy acquisition costs . . . . . . . . . . . . . .       (29,316)       (28,262)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .        21,264         17,806
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,956)        (5,135)
                                                                      ----------     ----------
Net cash flows from operating activities . . . . . . . . . . . . .       117,229         81,809
                                                                      ----------     ----------
Cash flows from investing activities:
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . .       (50,078)       (43,114)
  Acquisition of businesses  . . . . . . . . . . . . . . . . . . .        (2,014)             -
  Other investments. . . . . . . . . . . . . . . . . . . . . . . .        (3,000)             -
Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .      (223,877)      (230,281)
    Proceeds on maturities . . . . . . . . . . . . . . . . . . . .        43,703         25,291
    Proceeds on sales prior to maturity  . . . . . . . . . . . . .        87,181        104,619
                                                                      ----------     ----------
Net cash flows from investing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (148,085)      (143,485)
                                                                      ----------     ----------
Cash flows from financing activities:
  Additions to debt, net . . . . . . . . . . . . . . . . . . . . .        17,455         16,213
  Payment of cash dividends  . . . . . . . . . . . . . . . . . . .       (21,690)       (21,240)
  Treasury stock acquisitions. . . . . . . . . . . . . . . . . . .       (30,648)        (3,971)
  Insurance premiums received  . . . . . . . . . . . . . . . . . .       212,944        215,941
  Insurance benefits paid  . . . . . . . . . . . . . . . . . . . .      (118,645)      (103,368)
                                                                      ----------     ----------
Net cash flows from financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        59,416        103,575
                                                                      ----------     ----------
Net increase in cash and
 cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .        28,560         41,899

Cash and cash equivalents:
 At beginning of period  . . . . . . . . . . . . . . . . . . . . .       171,343        120,359
                                                                      ----------     ----------
 At end of period  . . . . . . . . . . . . . . . . . . . . . . . .    $  199,903     $  162,258
                                                                      ----------     ----------
                                                                      ----------     ----------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS                                                                 06/01/96       12/02/95
                                                                      ----------     ----------
                                                                          (In Thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .   $  199,903     $  171,343
  Trade receivables . . . . . . . . . . . . . . . . . . . . . . . .      300,282        313,483
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      104,142        111,679
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,919         43,660
                                                                      ----------     ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . .      649,246        640,165

Equipment leased to others, net . . . . . . . . . . . . . . . . . .       98,042         91,329
Property, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      262,714        275,730

Other assets:
  Intangible assets, net . . . . . . . . . . . . . . .  . . . . . .      152,918        162,993
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       57,876         49,076
                                                                      ----------     ----------
   Total other assets . . . . . . . . . . . . . . . . . . . . . . .      210,794        212,069
Insurance assets:
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,455,938      1,432,222
  Deferred  policy acquisition costs  . . . . . . . . . . . . . . .      368,646        339,330
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       65,783         39,518
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,895         39,893
                                                                      ----------     ----------
   Total insurance assets . . . . . . . . . . . . . . . . . . . . .    1,932,262      1,850,963
                                                                      ----------     ----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,153,058     $3,070,256
                                                                      ----------     ----------
                                                                      ----------     ----------

LIABILITIES

Current liabilities:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . .   $   59,041     $   40,450
  Current portion of long-term debt . . . . . . . . . . . . . . . .        1,809          2,315
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . .       54,839         70,743
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      192,572        187,213
                                                                      ----------     ----------
   Total current liabilities. . . . . . . . . . . . . . . . . . . .      308,261        300,721
Other liabilities:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .      206,153        206,783
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .       76,530         79,343
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       15,702         14,945
                                                                      ----------     ----------
   Total other liabilities. . . . . . . . . . . . . . . . . . . . .      298,385        301,071
Insurance liabilities:
  Benefit reserves. . . . . . . . . . . . . . . . . . . . . . . . .    1,333,820      1,252,737
  Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . .      487,854        454,763
  General liabilities . . . . . . . . . . . . . . . . . . . . . . .       19,238         15,200
                                                                      ----------     ----------
   Total insurance liabilities. . . . . . . . . . . . . . . . . . .    1,840,912      1,722,700
                                                                      ----------     ----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    2,447,558      2,324,492
                                                                      ----------     ----------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .        4,442          4,442
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .       13,745         13,238
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .      921,419        876,133
  Accumulated unrealized gain (loss) on
   investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (22,455)        22,861
  Foreign currency translation adjustment . . . . . . . . . . . . .        3,585         14,099
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .     (215,236)      (185,009)
                                                                      ----------     ----------
   Total shareholders' equity . . . . . . . . . . . . . . . . . . .      705,500        745,764
                                                                      ----------     ----------
Total liabilities and
 shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .   $3,153,058     $3,070,256
                                                                      ----------     ----------
                                                                      ----------     ----------

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

2.   Supplementary Income Statement Information

     Investment income (non-insurance) in the second quarter of 1996 and 1995 was $4,065 and $3,307, respectively. Investment income in the first six months of 1996 and 1995 was $8,019 and $6,159, respectively.

3.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:
                                                    06/01/96         12/02/95
                                                    --------         --------
     Allowance for possible losses and
        discounts on trade receivables..........    $ 17,852         $ 19,833

     Accumulated depreciation of equipment
        leased to others and property...........    $570,360         $544,000

     Accumulated amortization of intangible
        assets..................................    $167,747         $163,836

     Capital Stock:
        Preferred stock, without par value:
          Authorized 1,000,000 shares;
            Shares issued.......................      None             None
        Common stock, without par value:
          Authorized 199,000,000 shares;
            Shares issued.......................  80,323,912       80,323,912

4.   Earnings per Common Share

     Earnings per common share were computed by dividing net income by the average number of common shares outstanding during each period (69,782,956 for the three months of 1996; 69,957,023 for the six months of 1996; 70,798,713 for the three months of 1995; and 70,841,730 for the six months of 1995). Under a program begun in 1983, the Company has acquired to date 12,417,972 shares of common stock of which 1,544,835 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

5.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. There was no material change in the status of this litigation during the quarter ended June 1, 1996.

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

6.   Subsequent Event

     On July 3, 1996, the Company signed a definitive agreement with I-Flow Corp. to sell substantially all of the assets of its wholly owned subsidiary, Block Medical, Inc. The agreement is subject to government and financing approval and satisfaction of additional conditions.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

Consolidated net revenues of $424.2 million were up $19.3 million, or 4.8%. Health Care sales increased $5.8 million, or 4.2%, due primarily to higher unit sales of the Advance-Registered Trademark- series beds at Hill-Rom. Sales were lower in Germany. Sales at Medeco Security Locks were down overall due to lower shipments in route management. In Medeco's door security business, strong domestic dealer demand and institutional business offset weaker export sales. Health Care rental revenue increased $2.1 million, or 2.3%. In the long-term care market, units in use and average rental rates were higher than in the second quarter of 1995. In the acute care market, units in use and rates were down marginally. While units in use in the home care market were up year over year, growth was hampered by recent changes in Medicare policy which eliminated reimbursement for certain of Hill-Rom's pressure ulcer prevention products. Funeral Services sales were up $1.7 million, or 1.3%, due to a first quarter price increase, marginally higher casket unit volume and higher sales of Options-TM- cremation caskets and urns. These gains were largely offset by an increase in the percentage of sales derived from lower priced products. Insurance revenues grew $9.8 million, or 22.4%, to $53.4 million in the second quarter. Earned premium revenue was up due to a greater number of policies in force year over year. Investment income was up due to a larger investment portfolio, partially offset by a marginally lower portfolio yield.

Gross profit on Health Care sales of $59.5 million increased $8.9 million, or 17.6%, due primarily to higher sales of Advance-Registered Trademark- series beds, partially offset by increased losses in Europe and lower shipments at Medeco. As a percentage of revenues, gross profit was 41.4% compared with 36.7% in 1995. Margins in 1995 were negatively affected by lower electric bed shipments and increased sales of lower margin used furniture. Gross profit on rental revenues of $34.4 million grew $5.1 million, or 17.3%, and as a percentage of revenues improved from 31.7% to 36.4%. This improvement reflected lower therapy unit service costs, partially offset by higher depreciation. Funeral Services gross profit of $62.1 million increased $210 thousand, or 0.3%, and as a percentage of sales declined from 47.2% to 46.8% due to increased shipments of lower priced caskets. Insurance gross profit of $13.1 million was up $2.3 million, or 21.0%. Improvements in the commission and product structure and higher investment income offset growth in benefits and credited interest on the larger base of insurance in force.

Other operating expenses increased $4.3 million, or 4.1%, and as a percentage of revenues were 25.6% compared with 25.8% in 1995. Cost control throughout all operations offset increased incentive compensation expense (reflecting improved performance) and higher legal fees.

Interest expense increased $882 thousand, or 16.2%, due to higher debt associated with European operations.

Other income, net, of $2.3 million was essentially unchanged from the second quarter of 1995. Higher investment income was mostly offset by other items.

The Company's consolidated effective income tax rate of 40.2% compares with 38.2% in the second quarter of 1995. This increase was largely due to increased operating losses in Europe for which the Company is not currently deriving any tax benefit. This trend began to develop toward the middle of 1995 and, combined with lower U.S. earnings, was reflected in a higher effective rate in the third quarter.

SIX MONTHS ENDED JUNE 1, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 3, 1995

Except as noted below, the factors affecting second quarter comparisons also affected year to date comparisons.

Consolidated net revenues were up 7.1% to $858.1 million. Health Care sales increased $24.0 million, or 8.9%, on the strength of Advance-Registered Trademark- series bed shipments and, in the first quarter, higher sales in Germany and favorable exchange rates. Sales were down in France in the first quarter and on a year to date basis. Sales at Medeco were flat year over year. Health Care rental revenue was up $7.1 million, or 3.9%. The increase of 5.5% in the first quarter was not sustainable in the second quarter due to the aforementioned change in Medicare reimbursement policy. Funeral Services sales were 3.1% higher through six months. The decline in product mix primarily affected second quarter sales. Insurance revenues increased $17.8 million, or 20.2%.

Gross profit on Health Care sales and rentals increased $14.1 million and $11.5 million, respectively, and as a percentage of revenues improved 1.7 and
4.9 percentage points. Funeral Services gross profit was up $3.9 million, or 3.2%. As a percentage of sales it was unchanged at 46.6% due to the decline in product mix in the second quarter. Insurance gross profit increased $4.1 million, or 19.8%.

Other operating expenses of $220.0 million were up $11.9 million, or 5.7%.

The $2.6 million increase in other income, net, was due primarily to higher investment income generated by higher levels of interest earning assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $171.3 million at the end of 1995 to $199.9 million at the end of the second quarter. Net cash flows from operating activities of $117.2 million were up $35.4 million due primarily to higher earnings and a decrease in net working capital. Inventories declined $7.5 million versus a $17.5 million increase through the second quarter of 1995. The 1995 increase reflected additional product evaluation inventory at Hill-Rom. The decline in 1996 was due to higher first and second quarter shipments at Hill-Rom. Annualized inventory turns on sales improved from 9.6 at year end to 10.8 at quarter end. Accounts receivable days sales outstanding were 73 at the end of the second quarter versus 80 at year end 1995.

Capital spending of $50.1 million was higher than in the first six months of 1995 due to increased production of therapy rental units and expenditures relative to improving operations in Europe. Investment purchases in insurance operations reflected funds available from the sale of investments prior to maturity as Forethought continues to realign its portfolio to better match maturities with expected policy benefit payments.

In the first quarter, the Company utilized short-term borrowings at a favorable interest rate to pay down certain debt in Europe. Additional debt capacity allows the Company considerable flexibility in the funding of future growth in all operations. Insurance premiums received were down marginally compared with the first half of 1995. The policy and commission changes (and resulting decline in policy sales) previously discussed were implemented in the second quarter of 1995. The increase in benefits paid primarily reflects increased insurance in force year over year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

U.S. acute care capital shipments and orders were steady through the second quarter. However, the long-term strength of future order patterns remains uncertain. Changes in Medicare reimbursement policy negatively affected Hill-Rom's rental revenues beginning in the second quarter. This trend will continue. Losses in certain European operations will continue throughout 1996.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 9, 1996. Matters voted upon by proxy were: the election of four directors nominated for three year terms expiring in 1999 and the ratification of the Board of Directors' appointment of Price Waterhouse as independent auditors for the Company.

                                               Voted       Withheld/     Broker
                                                For        Abstained    Non-Vote
                                                ---        ---------    --------
Election of directors in Class III for
  terms expiring in 1999:

John C. Hancock                              61,943,170     436,469        0
George M. Hillenbrand II                     61,944,247     435,392        0
John A. Hillenbrand II                       61,944,852     434,787        0
Lonnie M. Smith                              61,923,622     456,017        0

Mssrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W August Hillenbrand will continue to serve as Class I directors and Messrs. Lawrence R. Burtschy, Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors.

                                       Voted        Voted    Withheld/    Broker
                                        For        Against   Abstained  Non-Vote
                                        ---        -------   ---------  --------
Proposal to ratify Price Waterhouse
  as the Company's independent
  auditors:                          62,142,155    168,464     69,020        0



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the second quarter ended June 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE:  July 10, 1996                    BY:   /S/   Tom E. Brewer
                                              -----------------------------
                                                    Tom E. Brewer
                                                    Chief Financial Officer


DATE:  July 10, 1996                    BY:   /S/   James D. Van De Velde
                                              -----------------------------
                                                    James D. Van De Velde
                                                    Controller