Form 10-Q
period 1996-08-31
HILLENBRAND INDUSTRIES INC
filed 1996-10-15
CIK 47518

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996    COMMISSION FILE NO. 1-6651

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

         Common Stock, without par value - 68,786,280 as of October 7, 1996.

                             HILLENBRAND INDUSTRIES, INC.

                                  INDEX TO FORM 10-Q


                                                                    PAGE


PART I - FINANCIAL INFORMATION

    Item 1 -  Financial Statements (Unaudited)

              Consolidated Income for the Three Months               3
                and Nine Months Ended 8/31/96 and 9/02/95

              Consolidated Cash Flows for the Nine Months            4
                Ended 8/31/96 and 9/02/95

              Consolidated Balance Sheet,                            5
                8/31/96 and 12/02/95

              Notes to Consolidated Financial Statements             6-7

    Item 2 -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8-10


PART II - OTHER INFORMATION

    Item 6 -  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                           12

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                       08/31/96    09/02/95          08/31/96  09/02/95
                                             (In Thousands Except Per Share Data)

Net revenues:
  Health Care sales...........      $135,006       $138,725       $427,712       $407,448
  Health Care rentals.........        90,417         91,270        280,125        273,892
  Funeral Services............       123,392        121,069        392,996        382,638
  Insurance...................        55,258         47,652        161,297        135,874
                                   ---------      ---------      ---------      ---------
  Total revenues..............       404,073        398,716      1,262,130      1,199,852

Cost of revenues:
  Health Care cost of goods sold      79,322         87,531        254,445        252,793
  Health Care rental expenses.        57,207         61,862        176,469        185,554
  Funeral Services............        66,261         67,088        210,148        206,868
  Insurance...................        38,219         35,492        119,236        102,823
                                   ---------      ---------      ---------      ---------
  Total cost of revenues......       241,009        251,973        760,298        748,038

Other operating expenses......       106,854         97,955        326,852        306,082
                                   ---------      ---------      ---------      ---------
Operating profit..............        56,210         48,788        174,980        145,732

Interest expense..............        (6,528)        (5,554)       (19,085)       (16,257)

Other income, net.............         7,188          2,367         12,975          5,542
                                   ---------      ---------      ---------      ---------

Income before income taxes....        56,870         45,601        168,870        135,017

Income taxes..................        22,186         19,715         67,210         53,872
                                   ---------      ---------      ---------      ---------

Net income....................     $  34,684      $  25,886       $101,660      $  81,145
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

Net income per common share...     $    .50       $     .37      $    1.46      $    1.15
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

Dividends per common share....     $    .155      $     .15      $    .465      $     .45
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

Average shares outstanding....        69,197        70,788          69,704         70,824
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows
                                                  NINE MONTHS ENDED
                                                08/31/96      09/02/95
                                                --------      --------
                                                   (In Thousands)

Cash flows from operating activities:
  Net income................................... $101,660     $  81,145
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization..............   77,471       78,826
    Change in noncurrent deferred
     income taxes..............................   (2,547)      (4,348)
    Gain on sale of business...................   (1,905)           -
   Change in net working capital
     excluding cash, current debt,
     acquisitions and dispositions.............   (3,865)     (14,368)
    Change in insurance items:
     Deferred policy acquisition costs.........  (47,957)     (42,803)
     Other, net................................   34,842       31,304
    Other, net.................................    2,439       (3,602)
                                               ---------    ---------
Net cash flows from operating activities.......  160,138      126,154
                                               ---------    ---------

Cash flows from investing activities:
  Capital expenditures, net....................  (70,635)     (66,053)
  Acquisition of businesses....................   (2,014)      (2,550)
  Proceeds on sale of business.................   15,000            -
  Other investments............................   (3,000)           -
  Insurance investments:
    Purchases.................................. (342,371)    (402,020)
    Proceeds on maturities.....................   58,820       42,293
    Proceeds on sales prior to maturity........  112,639      196,060
                                                --------     --------
Net cash flows from investing
 activities.................................... (231,561)    (232,270)
                                               ---------     --------

Cash flows from financing activities:
  Additions to debt............................   67,738       17,156
  Reductions to debt...........................  (39,342)      (1,202)
  Payment of cash dividends....................  (32,415)     (31,859)
  Treasury stock acquisitions..................  (50,858)      (5,003)
  Insurance premiums received..................  338,099      321,784
  Insurance benefits paid...................... (169,973)    (151,014)
                                                --------     --------
Net cash flows from financing
 activities....................................  113,249      149,862
                                                --------     --------

Net increase in cash and
 cash equivalents..............................   41,826       43,746

Cash and cash equivalents:
 At beginning of period........................  171,343     120,359
                                                --------     --------
 At end of period.............................. $213,169     $164,105
                                                --------    ---------
                                                --------    ---------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS                                                08/31/96       12/02/95
                                                      --------       --------
                                                           (In Thousands)
Current assets:
  Cash and cash equivalents. . . . . . . . . . .     $  213,169   $   171,343
  Trade receivables. . . . . . . . . . . . . . .        289,984       313,483
  Inventories. . . . . . . . . . . . . . . . . .         97,284       111,679
  Other. . . . . . . . . . . . . . . . . . . . .         46,350        43,660
                                                     ----------    ----------
 Total current assets  . . . . . . . . . . . . .        646,787       640,165
Equipment leased to others, net. . . . . . . . .         98,241        91,329
Property, net .. . . . . . . . . . . . . . . . .        257,525       275,730

Other assets:
  Intangible assets, net.. . . . . . . . . . . .        148,233       162,993
  Other assets.. . . . . . . . . . . . . . . . .        56,434         49,076
                                                     ----------    ----------
   Total other assets. . . . . . . . . . . . . .        204,667       212,069
Insurance assets:
 Investments . . . . . . . . . . . . . . . . . .      1,525,834     1,432,222
  Deferred  policy acquisition costs   . . . . .        387,287       339,330
  Deferred income taxes .. . . . . . . . . . . .         69,225        39,518
  Other. . . . . . . . . . . . . . . . . . . . .         40,247        39,893
                                                     ----------    ----------
Total insurance assets . . . . . . . . . . . . .      2,022,593     1,850,963
                                                     ----------    ----------
Total assets.. . . . . . . . . . . . . . . . . .    $3,229,813     $3,070,256
                                                     ----------    ----------
                                                     ----------    ----------

LIABILITIES

Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . .     $   71,921  $     40,450
  Current portion of long-term debt. . . . . . .          1,186         2,315
  Trade accounts payable.. . . . . . . . . . . .         54,604        70,743
  Other. . . . . . . . . . . . . . . . . . . . .        170,992       187,213
                                                     ----------    ----------
   Total current liabilities. . .. . . . . . . .        298,703       300,721
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . .        204,837       206,783
  Other long-term liabilities  . . . . . . . . .         73,062        79,343
  Deferred income taxes. . . . . . . . . . . . .         14,973        14,945
                                                     ----------    ----------
   Total other liabilities.. . . . . . . . . . .        292,872       301,071
Insurance liabilities:
  Benefit reserves.. . . . . . . . . . . . . . .      1,393,658     1,252,737
  Unearned revenue.. . . . . . . . . . . . . . .        508,892       454,763
  General liabilities. . . . . . . . . . . . . .         24,356        15,200
                                                     ----------    ----------
   Total insurance liabilities.. . . . . . . . .      1,926,906     1,722,700
                                                     ----------    ----------
Total liabilities. . . . . . . . . . . . . . . .      2,518,481     2,324,492
                                                     ----------    ----------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock.. . . . . . . . . . . . . . . . .          4,442         4,442
  Additional paid-in capital . . . . . . . . . .         13,745        13,238
  Retained earnings. . . . . . . . . . . . . . .        945,378       876,133
  Accumulated unrealized gain (loss) on
   investments . . . . . . . . . . . . . . . . .        (27,528)       22,861
  Foreign currency translation adjustment  . . .         10,741        14,099
  Treasury stock . . . . . . . . . . . . . . . .       (235,446)     (185,009)
                                                     ----------    ----------
   Total shareholders' equity  . . . . . . . . .        711,332       745,764
                                                     ----------    ----------
Total liabilities and
 shareholders' equity .. . . . . . . . . . . . .     $3,229,813    $3,070,256
                                                     ----------    ----------
                                                     ----------    ----------

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

2.  Supplementary Income Statement Information

    Other income, net, is comprised of the following:


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                    08/31/96   09/02/95    08/31/96   09/02/95
                                  ----------   --------    --------   --------

    Investment income -- non-
    insurance                         $4,528    $3,661   $12,547    $9,820
    Gain on sale of assets of Block
      Medical before income taxes      3,150        --     3,150        --
    Other, net                          (490)   (1,294)   (2,722)   (4,278)
                                      ------    ------    ------    ------
                                      $7,188    $2,367   $12,975    $5,542
                                      ------    ------    ------    ------
                                      ------    ------    ------    ------

3.  Supplementary Balance Sheet Information

    The following information pertains to non-insurance assets and consolidated shareholders' equity:
                                                       08/31/96    12/02/95
                                                       ---------   --------
    Allowance for possible losses and
         discounts on trade receivables...            $  17,696      $  19,833

    Accumulated depreciation of equipment
         leased to others and property...........     $ 582,976      $ 544,000

    Accumulated amortization of intangible
         assets..................................     $ 142,692      $ 163,836

    Capital Stock:
           Preferred stock, without par value:
               Authorized 1,000,000 shares;
                 Shares issued.......................      None          None
           Common stock, without par value:
               Authorized 199,000,000 shares;
                 Shares issued......................  80,323,912    80,323,912

     4.   Earnings per Common Share

         Earnings per common share were computed by dividing net income by the average number of common shares outstanding during each period (69,196,739 for the three months of 1996; 69,703,595 for the nine months of 1996; 70,788,053 for the three months of 1995; and 70,823,838 for the nine months of 1995). Under a program begun in 1983, the Company has acquired to date 13,008,670 shares of common stock of which 1,544,835 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

    5.   Contingencies

         As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $268.5 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. There was no material change in the status of this litigation during the quarter ended August 31, 1996.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

Consolidated net revenues of $404.1 million were up $5.4 million, or 1.3%. Health Care sales declined $3.7 million, or 2.7%, due primarily to lower sales in Germany and France at Hill-Rom. This decline was largely offset by increased unit sales of the Advance-Registered Trademark- series beds in the U.S. Sales at Medeco Security Locks were down due to lower shipments in route management, partially offset by strong door security shipments. Health Care sales were also negatively affected by the sale of Block Medical in July. Health Care rental revenue was marginally lower in the third quarter as lower revenue (lower rates and units) in the U.S. acute care market was mostly offset by growth (higher rates and units) in the U.S. long-term care market. Rental revenue in the home care market was marginally higher, although unit growth continued to be hampered by changes in Medicare reimbursement policy. Funeral Services sales were up $2.3 million, or 1.9%, due to a first quarter price increase and higher sales of Options-TM- cremation caskets and urns. Traditional casket unit volume was up marginally from the third quarter of 1995. Insurance revenues grew $7.6 million, or 16.0%, to $55.3 million. Earned premium revenue was up due to a greater number of policies in force year over year and investment income increased on the strength of a larger investment portfolio, partially offset by marginally lower yields.

Gross profit on Health Care sales of $55.7 million increased $4.5 million, or 8.8%, due primarily to increased sales of Advance-Registered Trademark- series beds, partially offset by higher operating losses in Europe, lower shipments at Medeco and the sale of Block Medical in July. As a percentage of revenues, gross profit improved from 36.9% to 41.2% due primarily to increased volume of higher margin products in the U.S. (including the Advance-Registered Trademark-series bed). Margins in 1995 were negatively affected by lower electric bed shipments and higher sales of lower margin used furniture. Gross profit on rental revenues of $33.2 million grew $3.8 million, or 12.9%, and as a percentage of revenues improved from 32.2% to 36.7%. This improvement reflected lower therapy unit service costs, partially offset by higher depreciation. Funeral Services gross profit of $57.1 million increased $3.2 million, or 5.8%, and as a percentage of sales was 46.3% versus 44.6% in the third quarter of 1995 due primarily to lower material costs, partially offset by increased sales of lower priced caskets. Insurance gross profit of $17.0 million was up $4.9 million, or 40.1%. Improvements in the commission and product structure and higher investment income offset growth in benefits and credited interest on the larger base of insurance in force.

Other operating expenses increased $8.9 million, or 9.1%, and as a percentage of revenues were 26.4% compared with 24.6% in 1995. This increase was due primarily to higher incentive compensation expense as a result of improved performance. Effective cost control is a priority throughout the Company and continues to favorably impact operating results.

Interest expense increased $974 thousand, or 17.5%, due to higher debt associated with European operations.

Other income, net, reflects the $3.2 million pre-tax gain on the sale of the Block Medical assets and higher investment income generated by higher average levels of interest - earning assets.

The Company's consolidated effective income tax rate of 39.0% in the third quarter compares with 40.2% in the first two quarters of 1996 and 43.2% in the third quarter of 1995. The provision in the third quarter of 1996 includes the recognition of an income tax benefit of approximately $6.0 million generated by the book and tax differences in the basis of Block Medical. This item was essentially offset by an increase in the provision resulting from higher operating losses in Europe for which the Company is not currently deriving any tax benefit. In the third quarter of 1995 the effective rate was increased from 38.2% to 43.2% to reflect higher than anticipated operating losses in Europe and lower than expected U.S. earnings before tax.

NINE MONTHS ENDED AUGUST 31, 1996 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 2, 1995

Except as noted below, the factors affecting third quarter comparisons also affected year to date comparisons.

Consolidated net revenues were up 5.2% to $1.3 billion. Health Care sales increased $20.3 million, or 5.0%, due primarily to strong Advance-Registered Trademark- series bed shipments by Hill-Rom in the U.S. This growth was partially offset by lower year to date sales in France and Germany, lower sales at Medeco and the sale of Block Medical. Health Care rental revenues increased $6.2 million, or 2.3%. Year over year growth in the home care market continues to slow due to the aforementioned changes in Medicare reimbursement policy. Funeral services sales were $10.4 million, or 2.7%, higher through nine months, and Insurance revenues increased $25.4 million, or 18.7%.

Gross profit on Health Care sales and rentals increased $18.6 million and $15.3 million, respectively, and as a percentage of revenues improved 2.5 and 4.7 percentage points. Funeral Services gross profit was up $7.1 million, or 4.0%, and as a percentage of sales was essentially unchanged at 46.5% due to a shift to lower margin products in the second and third quarters. Insurance gross profit increased $9.0 million, or 27.3%.

Other operating expenses of $326.9 million were up $20.8 million, or 6.8%.

The $7.4 million increase in other income, net, reflects the pre-tax gain on the sale of Block assets and higher investment income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $171.3 million at the end of 1995 to $213.2 million at the end of the third quarter. Net cash flows from operating activities of $160.1 million were up $34.0 million due primarily to higher earnings and a smaller increase in net working capital. Inventories declined $12.2 million versus a $10.3 million increase through the third quarter of 1995. The 1995 increase reflected additional product evaluation inventory at Hill-Rom. The decline in 1996 was due to higher shipments and improved inventory management at Hill-Rom. Annualized inventory turns on sales improved from 9.6 at year end to 11.1 at quarter end. Accounts receivable days sales outstanding were 72 at the end of the third quarter versus 80 at year end 1995.

Capital spending of $70.6 million was higher than in the first nine months of 1995 due to increased production of therapy rental units and expenditures relative to improving operations in Europe. Investment purchases in insurance operations reflected funds available from the sale of investments prior to maturity as Forethought realigns its portfolio to better match maturities with expected policy benefit payments.

In the first and third quarters, the Company utilized short-term borrowings at a favorable interest rate to pay down certain debt and fund operations in Europe. Additional debt capacity allows the Company considerable flexibility in the funding of future growth in all operations. The increase in insurnace benefits paid primarily reflects increased insurance in force year over year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

U.S. acute care capital shipments and orders were steady through the third quarter. However, the long-term strength of future order patterns remains uncertain. Changes in Medicare reimbursement policy negatively affected Hill-Rom's rental revenues beginning in the second quarter. This trend will continue. Losses in certain European operations will continue throughout 1996 and into 1997.

                              PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    EXHIBIT NO.                        DESCRIPTION

         27                       Financial Data Schedule


B.  Reports on Form 8-K

    The following report on Form 8-K was filed during the quarter ending August 31, 1996:

    Item 2.  Acquisition or Disposition of Assets
    Date of Report:  July 22, 1996
    Unaudited pro forma condensed financial statements filed with report:

         Balance sheet as at June 1, 1996
         Statements of income:
              Year ended December 2, 1995
              Six months ended June 1, 1996
         Notes to pro forma financial information

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HILLENBRAND INDUSTRIES, INC.

DATE:  October 11, 1996      BY:   /S/   Tom E. Brewer
                                            Tom E. Brewer
                                            Chief Financial Officer


DATE:  October 11, 1996      BY:   /S/   James D. Van De Velde
                                             James D. Van De Velde
                                             Controller