Form 10-K
period 1996-11-30
HILLENBRAND INDUSTRIES INC
filed 1997-02-27
CIK 47518

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

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996      COMMISSION FILE NO. 1-6651

                         HILLENBRAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             INDIANA                                   35-1160484
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

    700 STATE ROUTE 46 EAST
        BATESVILLE, INDIANA                            47006-8835
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (812) 934-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class             Name of Each Exchange on Which Registered
-----------------------------------   -----------------------------------------
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

           Yes     X                         No
                -------                          -------
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

     Common Stock, without par value - $1,837,747,000 as of February 14, 1997 (excluding stock held by persons deemed affiliates).

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, without par value - 68,796,966 as of February 14, 1997.

  DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the 1997 Proxy Statement furnished to Shareholders - Parts I, III and IV.
     Portions of the 1992 Proxy Statement furnished to Shareholders - Part IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                               NOVEMBER 30, 1996
                               TABLE OF CONTENTS


                                                              PAGE
                                  PART I

       Item 1.      Business                                    1
       Item 2.      Properties                                  8
       Item 3.      Legal Proceedings                           8
       Item 4.      Submission of Matters to a Vote
                    of Security Holders                         9

                                 PART II

       Item 5.      Market for Registrant's Common
                    Equity and Related Stockholder
                    Matters                                     9
       Item 6.      Selected Financial Data                    10
       Item 7.      Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                              11
       Item 8.      Financial Statements and Supplementary
                    Data                                       19
       Item 9.      Changes in and Disagreements With
                    Accountants on Accounting and
                    Financial Disclosure                       40

                                PART III

       Item 10.     Directors and Executive Officers
                    of the Registrant                          41
       Item 11.     Executive Compensation                     41
       Item 12.     Security Ownership of Certain
                    Beneficial Owners and Management           41
       Item 13.     Certain Relationships and Related
                    Transactions                               41

                                 PART IV

       Item 14.     Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                    41

                             SIGNATURES                        44

                                    PART I


ITEM 1.  BUSINESS

  Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its four major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries. Hillenbrand is organized into two business segments: Funeral Services and Health Care. The Funeral Services segment consists of Batesville Casket Company, Inc., a manufacturer of caskets and other products for the funeral industry, and Forecorp, Inc., a provider of funeral planning insurance products. The Health Care segment consists of Hill-Rom, Inc., a manufacturer of equipment for the health care market and provider of wound care and pulmonary/trauma management services; and Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use. (Medeco does not directly serve the health care industry but is included in the Health Care segment due to its relative size.) The assets of Block Medical, Inc., a provider of home infusion therapy products, were sold to I-Flow Corporation on July 22, 1996. Results for Block Medical, Inc. are included in the Company's financial statements through that date.

FUNERAL SERVICES

  Batesville Casket Company, Inc. ("Batesville"), an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze, hardwood and cloth covered caskets, including caskets for the cremation market. In addition to caskets, Batesville manufactures and sells a line of urns used in cremations. All Batesville metal caskets are protective caskets which are electrically welded and made resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.

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

  Batesville's Hercu-Lite-TM- cloth covered caskets are constructed with a patent pending process utilizing cellular fiberboard construction.

  The cremation line of caskets, containers, urns and memoralization items are marketed by Batesville under the name of Options-Registered Trademark-. The caskets and containers are manufactured primarily of hardwoods and fiberboard. The urns are made from bronze, hardwoods and marble. A line of cast bronze statuary art pieces used for memorialization are also marketed.

  Batesville caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada, Mexico and Puerto Rico. Batesville maintains an inventory of caskets at 70 company-operated Customer Service Centers in North America. Batesville caskets are delivered in specially equipped vehicles owned by Batesville.

  Batesville has small manufacturing and distribution facilities in Canada and Mexico.

  Forecorp, Inc., which was founded in 1985, and its principal subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve the country's largest network of funeral planning professionals with marketing support for Forethought-Registered Trademark- funeral plans funded by life insurance policies. This specialized funeral planning product is offered through licensed funeral homes. Customers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the funeral services and merchandise when needed. With funds provided by a life insurance policy from Forethought Life Insurance Company, the Forethought program offers inflation protection by enabling the funeral home to guarantee that the planned funeral will be available as specified.

  Forethought Life Insurance Company is licensed in forty-two (42) states, Alberta, Ontario, Manitoba, New Brunswick, Nova Scotia and Prince Edward Island, Canada, Puerto Rico and the District of Columbia. Forethought Life Insurance products are available through a network of over 4,000 independent funeral homes.

  Forecorp, Inc. will introduce a trust product in the first half of 1997. This product is not expected to have an immediate material effect on the financial statements of the Company.

HEALTH CARE

  Hill-Rom, Inc., with its subsidiaries (collectively, "Hill-Rom"), is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture and architectural systems specifically designed to meet the needs of medical-surgical, critical care, long-term care, home-care and perinatal providers. It has been in the hospital equipment business since 1929, and engaged in the manufacture of therapy beds and support surfaces and the rental and service of these products in the wound care, pulmonary/trauma and incontinence management markets since 1985.

  The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, recovery rooms and labor and delivery rooms. Other Hill-Rom products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Hill-Rom also remanufactures hospital beds. Its process includes disassembly, washing, sanding, painting and reassembly with new components.

  Hill-Rom products are sold directly to acute and long-term health care facilities throughout the United States and Canada by Hill-Rom account executives. Most Hill-Rom products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also operates a Canadian division which distributes Hill-Rom products, principally in Canada. Hill-Rom also sells its domestically produced products through distributorships throughout the world.

  Hill-Rom also operates hospital bed, therapy bed and patient room manufacturing facilities in Germany and France. Their products are sold and leased directly to hospitals and nursing homes throughout Europe.

  Clinical support for Hill-Rom's wound care, pulmonary/trauma and incontinence management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

  Within the wound care market, CLINITRON-Registered Trademark- Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber. The CLINITRON product line includes the AT-HOME, designed for delivery and use in the home, and ELEXIS, with in-bed weighing and simplified patient egress.

  Hill-Rom also offers low airloss therapy through its EFICA CC-TM- and FLEXICAIR-Registered Trademark- units. FLEXICAIR low airloss therapy is provided for pressure sore prevention and wound treatment when ambulation is a priority or continuous head elevation is desired. The FLEXICAIR unit regulates air pressure in five zones corresponding to patient body areas. In the pulmonary/trauma market, the EFICA CC-TM- Dynamic Air Therapy-Registered Trademark- offers several modes of operation, including continuous lateral rotation, percussion and vibration, while maintaining optimal low airloss pressure relief. In 1996, the PULMONEX was introduced as a prevention product for patients in medical/surgical or intensive care step down units who are at risk of developing pulmonary complications.

  Other wound care products include the ACUCAIR-Registered Trademark-Continuous Air Flow System , the MAGNUM-Registered Trademark- II bariatric patient care system and the CLINISERT-Registered Trademark- Pressure Relief System

  Hill-Rom therapy systems are made available to hospitals, long-term care facilities and the home environment on a rental basis through over 150 Service Centers located in the United States, Canada and Western Europe.

  Medeco Security Locks, Inc. ("Medeco"), founded in 1968, was purchased by Hillenbrand in 1984. Medeco develops, manufactures and sells a wide variety of deadbolts, padlocks, switch locks, camlocks, electro-mechanical and other special purpose locks for the high security market. Medeco's double locking mechanism provides a higher level of security than is achievable by more common, single-locking devices. Medeco locks are primarily constructed of brass and hardened steel and are manufactured in its Salem, Virginia plant.

  Medeco also develops, manufactures and sells products for the electronic high security market. INSITE VLS-TM- replaces the thousands of mechanical keys used in pay telephone collection. The recently introduced DialGuard-TM- lock system fills the same role in the automatic teller machine collection market, and the DuraCam-TM- high security lock serves the gaming industry. The INSITE SITEKEY-TM- provides the state-of-the-art in electronic door security.

  Beginning in the first quarter of 1997, Medeco converted to direct distribution of its door security products to retail locksmith customers. Medeco had previously sold through locksmith supply distributors. Medeco products are also sold domestically and internationally by its sales organization to original equipment manufacturers and government agencies. Original equipment applications include vending machines, pay telephones, safe and lock boxes, computer equipment, coin-operated laundry machines and communications security devices.

  Hill-Rom generates the predominant share of the Health Care segment's revenues and operating profit. Medeco and Block had an immaterial effect on the operating results of this segment in 1994, 1995 and 1996.

BUSINESS SEGMENT INFORMATION

  The amounts of net revenues, operating profit and identifiable assets attributable to each of the industry segments of the Company are set forth in tables relating to operations by business segment in Note 7 to Consolidated Financial Statements, which statements are included under Item 8.

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

RESEARCH

  Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. Expenditures in the most recent three fiscal years were as follows:

                                                   1996      1995      1994
                                                   ----      ----      ----
                                                         (millions)
New products and processes                         $31       $28       $26
Improvement of existing products and processes      11        11         9

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

EMPLOYEES

  As of February 14, 1997, the Company employed approximately 9,800 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

  Hillenbrand Industries, Inc., is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment also does not materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FOREIGN OPERATIONS AND EXPORT SALES

  Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 7 to Consolidated Financial Statements, which statements are included under Item 8.

  The Company's export revenues constituted less than 10% of consolidated revenues in 1996 and prior years.

ORDER BACKLOG

  Order backlogs are immaterial to the Company and there was no material change in backlogs during 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT


  The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. Following are the executive officers of the Company as of February 14, 1997.

  W August Hillenbrand, 56, was elected Chief Executive Officer of the Company on April 11, 1989, and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

  Tom E. Brewer, 58, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.

  George E. Brinkmoeller, 61, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.

  Michael L. Buettner, 39, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

  Mark E. Craft, 42, has been employed by the Company since February 26, 1990, and was elected Vice President, Public Affairs on May 1, 1994. Prior to that he was Director, Public Affairs. Prior to joining the Company, he was Manager, Public Relations, for Melvin Simon & Associates, Inc., in Indianapolis, Indiana.

  Robert J. Tennison, 50, has been employed by the Company since February 28, 1996, and was elected Vice President, Continuous Improvement on March 1, 1996. Prior to joining the Company, he was Senior Vice President of Operations for Donnelly Corporation, President of Hennessy Industries and Director of Manufacturing for Sauer-Sundstrand. He began his career with General Motors.

  Mark R. Lanning, 42, was elected Vice President and Treasurer on April 11, 1995. Prior to that he had been Assistant Treasurer since June, 1991. He joined the Company on May 16, 1988, as Manager, Corporate Audit. Prior to joining the Company he served in various capacities with the public accounting firm of Ernst & Whinney (now Ernst & Young). He has been a licensed Certified Public Accountant since 1979.

  Mark R. Lindenmeyer, M.D., 50, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He had been employed by the Company since August 18, 1986, as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a licensed physician since 1986 and a practicing attorney since 1972.

  J. Cameron Moss, 40, was elected Vice President, Corporate Planning on January 2, 1996, and has been employed by the Company since January 2, 1996. Prior to joining the Company, he was a senior manager with McKinsey & Company, Inc., in its Cleveland, Ohio and Munich, Germany offices.

  James G. Thorne, 55, has been employed by the Company since June 14, 1993, and was elected Vice President, Human Resources on April 5, 1994. Prior to joining the Company, he was employed by Monsanto Company for 27 years where he served as Vice President, Human Resources for Fisher Controls
International, Inc.

  James D. Van De Velde, 50, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse.

Note: Lonnie M. Smith resigned as Senior Executive Vice President and from the Board of Directors effective February 14, 1997. His resignation from the Board was voluntary and did not arise from any conflict with Company personnel or policies.

ITEM 2.  PROPERTIES

  The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through Government Issued Bonds (see Note 4 to the Consolidated Financial Statements). All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

     LOCATION               DESCRIPTION                   PRIMARY USE
     --------               -----------                   -----------

HEALTH CARE AND OTHER:
   Batesville, IN      Manufacturing plant and     Manufacture of health care
                        distribution facility       equipment
                       Office facilities           Administration
   Charleston, SC      Office facility and         Administration and
                        assembly plant              assembly of therapy units
   Kempen, Germany     Manufacturing plant and     Manufacture of health care
                        office facilities           equipment
   Pluvigner, France   Manufacturing plant and     Manufacture of health care
                        office facility             equipment
   Salem, VA           Manufacturing plant and     Manufacture of mechanical
                        office facility             and electronic locks

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

  In addition to the foregoing, the Company leases or owns a number of warehouse distribution centers, service centers and sales offices throughout the United States, Canada and Europe.

ITEM 3.   LEGAL PROCEEDINGS

  On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is defending itself aggressively against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

  On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity.

  On December 24, 1996, the Company filed a patent infringement action against KCI in the U.S. District Court in Charleston, South Carolina, for alleged infringement of its Effica-TM- therapeutic bed by KCI. Hill-Rom is seeking both monetary damages and injunctive relief in this action.

  There is no other pending litigation of a material nature in which the Company or its subsidiaries are involved.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended
November 30, 1996.


                                    PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

  From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Item 7 on Form 10-K), and Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC.

  The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide rage of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, and the success of cost control and restructuring efforts, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

  Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1996 and 1995.

                                    1996                   1995
                               -------------          -------------
                               High      Low          High      Low
                               ----      ---          ----      ---
          First Quarter      $34 1/8   $31 7/8      $29 3/4   $27
          Second Quarter     $40 1/4   $33 1/4      $30 1/8   $27 1/2
          Third Quarter      $39       $32          $33 1/8   $28 5/8
          Fourth Quarter     $38 5/8   $32          $33       $27

HOLDERS

  On February 14, 1997, there were approximately 24,000 holders of the Company's common stock.

DIVIDENDS

  The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.62 ($.155 per quarter) in 1996 and $.60 ($.15 per quarter) in 1995 were paid on each share of common stock outstanding. Cash dividends will be $.66 ($.165 per quarter) in 1997.

ITEM 6.   SELECTED FINANCIAL DATA

  The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1992 through 1996.
                                 1996      1995      1994 (b)  1993       1992
                                 ----      ----      ----      ----       ----
                                     (IN MILLIONS EXCEPT PER SHARE DATA)

Net revenues                   $ 1,684   $ 1,625   $ 1,577   $ 1,448   $ 1,303

Income from continuing
   operations  (a)             $   140   $    90   $    90   $   132   $   111

Income from continuing
   operations per share  (a)   $  2.02   $  1.27   $  1.26   $  1.86   $  1.55

Total assets                   $ 3,396   $ 3,070   $ 2,714   $ 2,291   $ 1,958

Long-term debt                 $   204   $   206   $   209   $   108   $   185

Cash dividends per share       $   .62   $   .60   $   .57   $   .45   $   .35

(a) RESULTS IN 1996 REFLECT INCOME OF $8 MILLION ($.12 PER SHARE) RELATIVE TO THE SALE OF BLOCK MEDICAL. RESULTS IN 1995 REFLECT UNUSUAL CHARGES TOTALING $26 MILLION ($.37 PER SHARE) FOR THE WRITEDOWN OF GOODWILL AND CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996. RESULTS IN 1994 REFLECT AN UNUSUAL CHARGE OF $52 MILLION ($.74 PER SHARE), AFTER INCOME TAXES, FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT. RESULTS IN 1993 REFLECT AN UNUSUAL CHARGE OF $14 MILLION FOR THE WRITEDOWN OF GOODWILL.

(b) FISCAL 1994 WAS A 53 WEEK YEAR.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries' four major operating companies are organized into two business segments. The Funeral Services segment consists of Batesville Casket Company and The Forethought Group. The Health Care segment consists of Hill-Rom and Medeco Security Locks (included in this segment due to Medeco's relatively small size). Results for Block Medical, which was sold on July 22, 1996, are included in the Health Care segment through that date.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

SUMMARY

Consolidated net revenues increased $59 million, or 4%, in 1996. Operating profit of $236 million was up 32%, net income of $140 million was up 56% and earnings per share of $2.02 increased 59%.

  Third quarter 1996 results reflect income of $8 million, or $.12 per share, relative to the sale of Block Medical (see Note 3). In the fourth quarter of 1995, the Company recorded charges totaling $26 million, or $.37 per share, to reduce the carrying value of Block Medical goodwill and certain manufacturing facilities in Europe held for disposal. Excluding these items, operating profit increased 15%, net income increased 14% and earnings per share increased 16% in 1996.

NET REVENUES

Health Care sales increased $12 million, or 2%, due to higher unit volume of Advance series beds and architectural and communications products in Hill-Rom's U.S. acute care and long-term care markets. Order patterns for acute care capital goods returned to a more normal pattern following two years of health care provider restructuring and consolidation. These improvements were partially offset by lower volume in Europe (France and Germany). Government cost and price controls and general economic conditions have hampered growth in Europe. Sales at Medeco were down year over year. Route management (pay telephone, vending, gaming and automatic teller machines) shipments were negatively affected by the delay in obtaining contracts with other Bell operating companies. This was driven in part by passage of the comprehensive telecommunications act in Congress, which caused most telecommunications companies to "wait and see" what the economic and technological fallout of the new law would be. Door security shipments were up due to strong dealer demand and institutional business. Medeco and Block (for which eight months of sales were reflected in 1996 results) did not contribute significantly to the overall sales of the Health Care segment.

  Health Care rental revenue grew $5 million, or 1%. In the U.S. long-term care market, units in use were up on the strength of increased market penetration and higher average rental rates were generated from the introduction of new, higher-value products. In the U.S. home care market, unit growth continued, but at a slower rate due primarily to Medicare's 1996 elimination of reimbursement for low airloss therapy products used for the prevention of pressure ulcers. Average rental rates were up marginally. Growth in these two markets was largely offset by declining rental rates and units in use in the U.S. acute care market. Rates are being depressed by cost management in the acute care setting and competitive pressures. Rental units in use have been negatively affected by increased sales of Hill-Rom beds providing low airloss therapy. Rental revenues in Europe were unchanged year over year.

  Funeral Services sales increased $9 million, or 2%, due to price increases, growth in traditional casket unit volume and higher sales of Options cremation products. Unit volume growth was achieved despite an essentially flat market for casketed deaths in 1996.

  Insurance revenues were up $33 million, or 18%. Interest income accounted for $12 million of this increase, reflecting a larger investment portfolio, partially offset by slightly lower yields. The growth in earned premium revenue was due primarily to increased policies in force year over year. Policy sales were up over 20% in 1996. Since premium revenues are earned over the life of the policy holder, this increase will primarily affect revenues and earnings in future years.

GROSS PROFIT

Gross profit on Health Care sales of $234 million was up $25 million, or 12%, due primarily to higher shipments in Hill-Rom's U.S. acute care market. As a percentage of sales, gross profit improved from 38% in 1995 to 41% in 1996. Increased shipments of higher-value products, improvements in direct material, labor and overhead costs and leveraging of fixed manufacturing expenses in the U.S. and decreased sales of lower margin European products were responsible for this improvement.

  Gross profit on Health Care rentals increased $18 million, or 15%, to $140 million and, as a percentage of revenues, improved from 33% to 38%. Increased therapy unit utilization and the introduction of new, higher-value products in the long-term care and home care markets, improvements in field service costs and lower acquisition related expenses were partially offset by higher therapy unit depreciation and lower utilization and rental rates in the acute care market.

  Gross profit on Funeral Services sales of $246 million was up $9 million, or 4%, in 1996. As a percentage of sales, it increased from 46% in 1995 to 47% in 1996 due to improved material costs and leveraging of fixed manufacturing expenses, partially offset by increased sales of lower margin caskets.

  Insurance gross profit increased $12 million, or 27%, in 1996 due to higher investment income (with minimal corresponding direct cost), profits earned on the larger base of policies in force and control of direct administrative expenses. The crediting rate (the interest rate that Forethought uses to increase the face amount on insurance policies to have the benefit grow) was essentially unchanged year over year.

OTHER OPERATING EXPENSES

These expenses, consisting of selling, marketing, distribution and general administrative costs, increased $7 million, or 2%, in 1996. Excluding unusual charges of $26 million in 1995, they increased $33 million, or 8%, in 1996. As a percentage of consolidated revenues, they were up slightly from 25% in 1995 (excluding unusual charges) to 26% in 1996. Higher incentive compensation and commission expenses associated with improved performance and expenditures on product and market development were partially offset by process improvements and cost control throughout the Company.

OPERATING PROFIT

Operating profit in the Health Care segment, excluding unusual charges in 1995, increased $23 million, or 26%, to $111 million in 1996. Increased sales of higher-value products in the U.S. acute care capital market, improved therapy unit utilization and reduced manufacturing and acquisition costs were partially offset by higher incentive compensation and commission expenses.

  Operating profit in the Funeral Services segment of $144 million was up $10 million, or 7%, from 1995. At Batesville Casket, operating profit was essentially flat year over year as increased casket and cremation unit volume and improved material and manufacturing cost performance were offset by increased sales of lower-margin caskets and higher product and market development expenses. At Forethought, higher gross profit and control of fixed administrative expenses combined to generate a 71% increase in operating profit.

  Excluding the unusual charges in 1995, consolidated operating profit of $236 million increased $31 million, or 15%, in 1996. The increases in the operating segments were partially offset by higher incentive compensation and legal expenses at corporate.

OTHER INCOME AND EXPENSE

Interest expense increased $2 million, or 10%, due to increased debt associated with Hill-Rom's European operations. Investment income was up $2 million, or 13%, due primarily to higher average levels of interest earning assets.

INCOME TAXES

The effective income tax rate in 1996 was 40% compared with 47% in 1995. Excluding the tax benefit of approximately $6 million on the book and tax differences in the basis of Block Medical recorded in 1996 and the $26 million nondeductible unusual charge in 1995, the effective rate was 42% in 1996 and 41% in 1995.


1995 COMPARED WITH 1994

SUMMARY

Consolidated net revenues increased $48 million, or 3%, in 1995. Fiscal year 1994 contained 53 weeks of business compared with 52 in 1995. Adjusting for the extra week in 1994, revenues increased approximately $78 million, or 5%. Operating profit of $179 million was up 15% and net income of $90 million was essentially equal to 1994.

  In the fourth quarter of 1995, the Company recorded charges totaling $26 million (with no income tax benefit) to reduce the carrying value of goodwill relative to the acquisition of Block Medical and certain manufacturing facilities in Europe being held for disposal. Excluding these unusual charges and the $85 million ($52 million after income taxes) charge for settlement of a patent infringement suit in 1994, operating profit declined $36 million, or 15%, and net income was down $26 million, or 18%.

NET REVENUES

Health Care sales declined $35 million, or 6%, due primarily to lower unit volume in Hill-Rom's U.S. acute care bed and architectural products markets. These declines were partially offset by growth in Europe (including the effect of the acquisition of Arnold in the first quarter of 1994), favorable foreign currency fluctuations and increased remanufactured equipment shipments in the U.S. At Block Medical, portable-disposable infusion pump volume was up and ambulatory-electronic pump shipments were down. Sales growth at Medeco was driven by new product introductions in route management channels. Door security business was flat year over year. Block and Medeco did not contribute significantly to the overall sales of the Health Care segment.

  Health Care rentals grew $35 million, or 11%. Increased units in use in the home care and long-term care markets were partially offset by shifts to lower-priced products in all markets and lower usage in the acute care market. Revenues in Europe were favorably affected by foreign currency fluctuations.

  Funeral Services sales increased $16 million, or 3%, due to traditional casket unit volume growth, higher sales of cremation products, price increases and acquisitions.

  Insurance revenues were up $32 million, or 21%. Interest income accounted for $19 million of this increase, reflecting a larger investment portfolio and higher yields. The growth in earned premium revenue was due primarily to increased policies in force year over year. Policy sales were down in 1995 due primarily to commission and product changes designed to enhance Forethought's overall long-term profitability. Since premium revenues are recognized, or earned, over the life of the policy holder, this decrease did not have a significant effect on current year revenue.

GROSS PROFIT

Gross profit on Health Care sales of $209 million was down $45 million, or 18%, due primarily to lower U.S. acute care bed and architectural products volume. As a percentage of sales, gross profit declined from 43% to 38%, reflecting the impact of lower U.S. acute care volume on the fixed manufacturing expense base and increased sales of lower-margin remanufactured equipment and European products. These items were partially offset by sales growth at Medeco, reduced losses at Block and improved manufacturing efficiencies in all U.S. operations.

  Gross profit on Health Care rentals increased $9 million, or 8%, to $122 million and, as a percentage of revenues, declined from 34% to 33%. Increased units in use in the home care and long-term care markets was partially offset by the shift in all markets to products with lower daily rates.

  Gross profit on Funeral Services sales of $237 million was up $6 million, or 3%. As a percentage of sales, it was unchanged at 46%.

  Insurance gross profit increased $5 million, or 13%, in 1995. Higher investment income (with minimal corresponding direct cost) was largely offset by an increase in the crediting rate on policies in force, which was undertaken for competitive reasons.

OTHER OPERATING EXPENSES

These expenses, consisting of selling, marketing, distribution and general administrative costs, declined $48 million, or 10%, in 1995. Excluding unusual charges of $26 million in 1995 and $85 million in 1994, they increased $11 million, or 3%. As a percentage of consolidated revenues, they were unchanged at 25%. In the Health Care segment, increases associated with European operations and new product development in the U.S. were mostly offset by the avoidance of costs incurred in 1994 relative to the integration of Hill-Rom and SSI and lower incentive compensation expense. Expenses in the Funeral Services segment were virtually unchanged year over year.

  Unusual charges in 1995 included the $6 million writedown of certain assets of a manufacturing facility in Europe to be disposed of and the $20 million writedown of Block Medical goodwill. Changes in market conditions, the performance of certain products and increased competitive pressures resulted in a significant reduction in management's expectations regarding Block's future cash flows.

OPERATING PROFIT

Operating profit in the Health Care segment, excluding unusual charges, declined $43 million, or 33%, to $88 million in 1995. Lower U.S. acute care sales, a shift to lower-priced rental products, and expenses associated with European operations and new product development were partially offset by growth in the home care and long-term care rental markets and the avoidance of integration expenses.

  Operating profit in the Funeral Services segment of $134 million was up $11 million, or 9%, from 1994. Growth in casket unit volume, cremation products, investment income, earned insurance premium revenues and improved operating efficiencies were partially offset by the increase in the crediting rate on insurance policies in force.

OTHER INCOME AND EXPENSE

Interest expense declined $3 million, or 13%, due to the full-year impact of the retirement of a $75 million promissory note in May of 1994, which was partially offset by the issuance of $100 million of debentures in February of 1994. Interest expense relative to European operations was favorably affected by lower rates. Investment income was up $2 million due to higher yields, partially offset by a lower average level of interest earning assets.

INCOME TAXES

The effective income tax rate in 1995 was 47%. Excluding the $26 million unusual charge (consisting of the writedown of goodwill and other assets being held for disposal), which is not tax deductible, the effective rate was 41% in 1995 compared with 38% in 1994. This increase reflected higher operating losses in Europe, resulting in foreign loss carryforwards for which there is no associated income tax benefit recognized in the current year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $171 million at the end of 1995 to $266 million at the end of 1996.

OPERATING ACTIVITIES

Net cash flows from operating activities of $239 million were up significantly compared with 1995. Higher net income and lower accounts receivable and inventory were partially offset by lower accounts payable.

  The $24 million decline in accounts receivable and improvement in days sales outstanding from 80 to 72 in 1996, were due primarily to lower shipments in Hill-Rom's European operations. In addition, Hill-Rom continues to make good progress in the management of third party collections and Batesville Casket has improved its accounts receivable management. In 1995, accounts receivable increased $13 million due to higher sales in Europe. Inventories declined $15 million in 1996 due to strong U.S. acute care shipments and lower production levels in Europe. The $6 million increase in 1995 reflected a greater number of field sales evaluation units at Hill-Rom. Accounts payable declined $21 million in 1996 and increased $18 million in 1995 due primarily to fourth quarter production levels at Hill-Rom. Accrued expenses increased in 1995 due to higher income taxes payable reflecting the increase in taxable income.

INVESTING ACTIVITIES

  Cash outflows from investing activities increased from $302 million in 1995 to $317 million in 1996.

  Capital expenditures of $92 million compares with $103 million in 1995, as therapy rental unit production declined from $48 million in 1995 to $41 million in 1996.

  Acquisitions in 1996 consisted of two small companies each by Hill-Rom and Batesville Casket. Acquisitions in 1995 included the remaining interest in a subsidiary of Arnold by Hill-Rom and two regional casket distributors by Batesville Casket.

  The Company received $15 million in cash and $2 million in stock from the sale of Block Medical in July 1996.

  Forethought invests the cash proceeds on insurance premiums predominantly in U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity in 1996, 1995 and 1994 resulted in net gains.

FINANCING ACTIVITIES

The Company's long-term debt-to-equity ratio was 26% at year end 1996 compared with 28% at year end 1995. This decline was due primarily to higher equity. Increases in short-term debt in 1996 and 1995 were to fund European operations and restructuring. The Company has $100 million of registered debentures available for issuance which, when combined with additional debt capacity, existing cash and other working capital, affords the company considerable flexibility in the funding of internal and external growth.

  Quarterly cash dividends per share were $.1425 in 1994, $.15 in 1995 and $.155 in 1996. An additional increase to $.165 per quarter was approved in January 1997.

  In 1996, the Company repurchased 1,425,100 shares of its common stock at a cost of $51 million, which compares with purchases of $23 million in 1995 and $20 million in 1994.

INSURANCE ASSETS AND LIABILITIES

Insurance assets of $2,157 million grew 17% over the past year. Cash and invested assets of $1,663 million constitute 77% of the assets. The investments are concentrated in U.S. treasuries and agencies and high-grade corporate bonds. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $1,470 million. Statutory reserves represent 62% of the face value of insurance in force. Forethought Life Insurance Company declared an $11 million dividend to Hillenbrand Industries in the fourth quarter of 1996, paid in December 1996, and made a $10 million dividend payment in the fourth quarter of 1995. The statutory capital and surplus as a percent of statutory liabilities of the life insurance subsidiary of Forethought was 8.3% at December 31, 1996, down from 8.5% on December 31, 1995. This drop reflects the dividend payment discussed above. The long-term deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policy holder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred future tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred future tax cost, which partially offsets the deferred future tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred future tax benefit increased $4 million in 1996, compared to a $9 million increase in 1995 and 1994.

SHAREHOLDERS' EQUITY

Cumulative treasury stock acquired in open market transactions increased to 13,008,672 shares in 1996, up from 11,583,572 shares in 1995. The Company currently has Board of Directors' authorization to repurchase up to a total of 14,000,000 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 33,996 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1996 to individuals under the provisions of the Company's various stock compensation plans.

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

OTHER ISSUES

ACCOUNTING STANDARDS

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995, and is effective for fiscal years beginning after December 15,1995 (not later than fiscal year 1997 for the Company). The new standard encourages companies to adopt a fair value based method of accounting for employee stock-based compensation plans, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company will adopt this standard in 1997 and has not decided whether it will adopt the fair value based method or, alternatively, the pro-forma disclosure requirements of the new standard.

ENVIRONMENTAL MATTERS

Hillenbrand Industries is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10 million. The Company has provided adequate reserves in its financial statements for these matters. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

INFLATION

Inflation and changing prices had a negligible effect on results of operations in 1996, 1995 and 1994. Improvements in manufacturing and administrative efficiencies continue to minimize the effect of price increases.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Restructuring in the health care industry will continue for the foreseeable future. Reform measures to date have included consolidation of health care providers and payers, growth in managed care and rapid expansion of the home care and long-term care markets. Development of more cost effective ways of delivering successful patient outcomes will continue to be a major focus of providers in all markets. While acute care capital order patterns have improved during the past eighteen months, uninterrupted growth in demand over the long term is not a certainty. Medicare's 1996 elimination of reimbursement for low airloss therapy products used for the prevention of pressure ulcers will continue to hamper growth in the home care market. The Company believes that its investments in innovative products and services designed to improve patient outcomes and reduce total delivery cost provide a solid basis on which to compete effectively in all of these markets. Operating losses in Europe will continue through at least 1997. Restructuring efforts, including plant modernization and consolidation, process improvements and product innovation, are continuing.

  Although the market for casketed deaths has been essentially flat over the past several years, Batesville Casket has been able to achieve growth through product and service innovation. Its successful entry into the rapidly growing cremation market was also due largely to customer acceptance of the innovative product offerings.

  Forethought's revenue growth has slowed over the past four years as entry into targeted states and other jurisdictions winds down. The product and commission changes implemented in 1995, which had a short term negative impact on policy sales volume, have enhanced the profitability of the policies sold since the change. Policy sales rebounded in 1996. Trust products to be introduced by Forethought in 1997 are not expected to have an immediate material effect on the financial statements of the Company or its insurance subsidiary but will enhance future value.

  The Company's investments in operations in Canada and Mexico are minimal. Although losses in Europe have had a significant impact on results of operations, exchange rate fluctuations are not material to its financial statements.

--------------------------------------------------------------------------------
KEY FINANCIAL DATA   (a)
--------------------------------------------------------------------------------
                                       1996     1995     1994     1993     1992
--------------------------------------------------------------------------------
INCOME STATEMENT
--------------------------------------------------------------------------------
% Pretax, preinterest expense,
       income to revenues               15       12       11       17       15
% Net income to revenues                 8        6        6       10        9
% Income taxes to pretax income         40       47       38       40       38
--------------------------------------------------------------------------------
BALANCE SHEET
--------------------------------------------------------------------------------
% Long-term debt to total capital       21       22       23       14       25
% Total debt to total capital           28       26       26       26       32
Current assets/current
liabilities  (b)                       2.2      2.1      2.2      1.9      2.0
Working capital turnover  (b)          3.9      4.2      4.6      4.7      5.1
--------------------------------------------------------------------------------
PROFITABILITY
--------------------------------------------------------------------------------
% Return on total capital               14        9       10       20       16
% Return on average shareholders'
  equity                                19       13       13       25       23
--------------------------------------------------------------------------------
ASSET TURNOVER
--------------------------------------------------------------------------------
Revenues/inventories  (b)             15.3     12.9     13.7     14.7     14.1
Revenues/receivables  (b)              5.1      4.6      4.7      5.2      5.3
--------------------------------------------------------------------------------
STOCK MARKET
--------------------------------------------------------------------------------
Year-end price/earnings (P/E)         18.3     25.4     23.2     20.4     25.5
Year-end price/book value              3.3      3.1      3.0      4.6      5.4
--------------------------------------------------------------------------------
(a) RESTATED, WHERE APPLICABLE, TO EXCLUDE THE RESULTS OF THE DISCONTINUED OPERATION.
(b)  EXCLUDES INSURANCE OPERATIONS.
--------------------------------------------------------------------------------

CONSOLIDATED INCOME STATEMENT COMPARISON
--------------------------------------------------------------------------------
                                    Fiscal Year              Percent Change
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)         1996      1995      1994   1996/95 1995/94 1994/93
--------------------------------------------------------------------------------
Net revenues:
--------------------------------------------------------------------------------
  Health Care sales         $  568    $  556    $  591      2%      (6%)     3%
  Health Care rentals          373       368       333      1%      11%     10%
  Funeral Services             524       515       499      2%       3%      9%
  Insurance                    219       186       154     18%      21%     33%
--------------------------------------------------------------------------------
Total revenues              $1,684    $1,625    $1,577      4%       3%      9%
--------------------------------------------------------------------------------
Gross profit:
  Health Care sales         $  234    $  209    $  254     12%     (18%)    (6%)
  Health Care rentals          140       122       113     15%       8%     11%
  Funeral Services             246       237       231      4%       3%      9%
  Insurance                     57        45        40     27%      13%      5%
--------------------------------------------------------------------------------
Total gross profit             677       613       638     10%      (4%)     3%
Other operating expenses       441       408       397      8%       3%      6%
Unusual charges                  -        26        85     N/A      N/A     N/A
--------------------------------------------------------------------------------
Operating profit               236       179       156     32%      15%    (33%)
Other expense, net              (3)       (9)      (11)   (67%)    (18%)     -
--------------------------------------------------------------------------------
Income before income taxes     233       170       145     37%      17%    (34%)
Income taxes                    93        80        55     16%      45%    (38%)
--------------------------------------------------------------------------------
Net income                  $  140    $   90    $   90     56%       -     (38%)
--------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

Financial Statements:

   Report of Independent Accountants                                          20
   Statements of Consolidated Income for the three years ended
      November 30, 1996                                                       21
   Consolidated Balance Sheets at November 30, 1996 and December 2, 1995 22 Statements of Consolidated Cash Flows for the three years ended
      November 30, 1996                                                       24
   Statements of Consolidated Shareholders' Equity for the three years ended
      November 30, 1996                                                       25
   Notes to Consolidated Financial Statements                                 26
   Financial Statement Schedules for the three years ended November 30, 1996:
      Schedule II- Valuation and Qualifying Accounts                          43

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at November 30, 1996 and December 2, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 13, 1997

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


--------------------------------------------------------------------------------
                                   NOVEMBER 30,   December 2,  December 3,
Year Ended                            1996           1995        1994 (53 weeks)
--------------------------------------------------------------------------------
NET REVENUES
  Health Care sales                $       568    $      556    $       591
  Health Care rentals                      373           368            333
  Funeral Services                         524           515            499
  Insurance                                219           186            154
--------------------------------------------------------------------------------
Total revenues                           1,684         1,625          1,577
--------------------------------------------------------------------------------
COST OF REVENUES
  Health Care cost of goods sold           334           347            337
  Health Care rental expenses              233           246            220
  Funeral Services                         278           278            268
  Insurance                                162           141            114
--------------------------------------------------------------------------------
Total cost of revenues                   1,007         1,012            939
Other operating expenses                   441           408            397
Unusual charges                              -            26             85
--------------------------------------------------------------------------------
OPERATING PROFIT                           236           179            156
Other income (expense), net:
 Interest expense                          (22)          (20)           (23)
 Investment income, net                     17            15             13
 Other                                       2            (4)            (1)
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                 233           170            145
Income taxes                                93            80             55
--------------------------------------------------------------------------------
NET INCOME                         $       140    $       90    $        90
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE        $      2.02    $     1.27    $      1.26
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE         $       .62    $      .60    $       .57
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 69,474,266     70,757,868    71,278,213
--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(DOLLARS IN MILLIONS)


--------------------------------------------------------------------------------
                                        NOVEMBER 30,         December 2,
                                           1996                1995
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents               $   266              $   171
Trade accounts receivable, less
 allowances of $19 in 1996 and
 $20 in 1995                                287                  313
Inventories                                  96                  112
Other current assets                         45                   44
--------------------------------------------------------------------------------
Total current assets                        694                  640
--------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS                  278                  261
  Less accumulated depreciation             185                  170
--------------------------------------------------------------------------------
Equipment leased to others, net              93                   91
--------------------------------------------------------------------------------

PROPERTY                                    656                  650
  Less accumulated depreciation             403                  374
--------------------------------------------------------------------------------
Property, net                               253                  276
--------------------------------------------------------------------------------

OTHER ASSETS
Intangible assets at amortized cost:
  Patents and trademarks                     24                   29
  Excess of cost over net asset values
    of acquired companies                   112                  126
  Other                                      13                    8
Deferred charges and other assets            50                   49
--------------------------------------------------------------------------------
Total other assets                          199                  212
--------------------------------------------------------------------------------

INSURANCE ASSETS (NOTE 10)
Investments                               1,663                1,432
Deferred acquisition costs                  406                  339
Deferred income taxes                        44                   40
Other                                        44                   40
--------------------------------------------------------------------------------
Total Insurance Assets                    2,157                1,851
--------------------------------------------------------------------------------
TOTAL ASSETS                            $ 3,396              $ 3,070
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                           NOVEMBER 30,         December 2,
                                             1996                 1995
--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term debt (Note 4)                    $   74               $   40
Current portion of long-term debt
 (Note 4)                                        1                    2
Trade accounts payable                          50                   71
Income taxes payable (Note 8)                   21                   13
Accrued compensation                            58                   62
Other liabilities (Note 12)                    116                  113
--------------------------------------------------------------------------------
Total current liabilities                      320                  301
--------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 4)                        204                  206
--------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES
 (NOTES 5 AND 12)                               74                   79
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 8)           13                   15
--------------------------------------------------------------------------------

INSURANCE LIABILITIES (NOTE 10)
Benefit reserves                             1,449                1,253
Unearned revenues                              528                  455
General liabilities                             21                   15
--------------------------------------------------------------------------------
Total Insurance Liabilities                  1,998                1,723
--------------------------------------------------------------------------------
TOTAL LIABILITIES                            2,609                2,324
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTE 5)
--------------------------------------------------------------------------------
Common stock - without par value:
 Authorized - 199,000,000 shares
 Issued - 80,323,912 shares in
 1996 and 1995                                   4                    4
Additional paid-in capital                      14                   14
Retained earnings (Note 4)                     973                  876
Accumulated unrealized gain on investments      21                   23
Foreign currency translation adjustment         10                   14
Treasury stock, at cost:  1996 - 11,537,632
 shares; 1995 - 10,146,528 shares             (235)                (185)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                     787                  746
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,396               $3,070
--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(DOLLARS IN MILLIONS)


--------------------------------------------------------------------------------
                                   NOVEMBER 30,   December 2,   December 3,
Year Ended                             1996         1995         1994 (53 weeks)
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                            $  140        $   90       $   90
 Adjustments to reconcile net income
  to net cash flows from operating
  activities:
 Depreciation, amortization and
  writedown of goodwill                    99           127           97
 Change in noncurrent deferred income
  taxes                                    (6)          (13)         (11)
 Gain on sale of business                  (3)            -            -
 Change in working capital excluding
  cash, current debt, acquisitions
  and dispositions:
  Trade accounts receivable                24           (13)         (37)
  Inventories                              15            (6)          (1)
  Other current assets                     (1)           (1)          (2)
  Trade accounts payable                  (21)           18            1
  Accrued expenses and other liabilities    5             7          (27)
 Change in insurance deferred policy
  acquisition costs                       (67)          (58)         (63)
 Change in other insurance items, net      40            34           18
 Other, net                                14            (6)          (3)
--------------------------------------------------------------------------------
Net cash provided by operating activities 239           179           62
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Capital expenditures                     (92)         (103)        (100)
 Proceeds on disposal of fixed assets
  and equipment leased to others            2             2            2
 Acquisitions of businesses, net of
  cash acquired                            (6)           (4)         (40)
 Other investments                         (3)            -          (16)
 Proceeds on sale of business              15             -            -
 Insurance investments:
    Purchases                            (437)         (552)        (527)
    Proceeds on maturities                 78            65          211
    Proceeds on sales prior to maturity   126           290           64
--------------------------------------------------------------------------------
Net cash used in investing activities    (317)         (302)        (406)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Additions to short-term debt             119            23            4
 Reductions to short-term debt            (81)           (8)          (2)
 Additions to long-term debt                -             -          100
 Reductions to long-term debt              (3)           (2)         (77)
 Payment of cash dividends                (43)          (43)         (41)
 Treasury stock acquired                  (51)          (23)         (20)
 Insurance premiums received              459           428          459
 Insurance benefits paid                 (227)         (201)        (169)
--------------------------------------------------------------------------------
Net cash provided by financing
 activities                               173           174          254
--------------------------------------------------------------------------------
TOTAL CASH FLOWS                           95            51          (90)
CASH AND CASH EQUIVALENTS
 At beginning of year                     171           120          210
--------------------------------------------------------------------------------
 At end of year                        $  266        $  171      $   120
--------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED SHAREHOLDERS' EQUITY
(DOLLARS IN MILLIONS)

--------------------------------------------------------------------------------
                                   NOVEMBER 30,  December 2,   December 3,
Year Ended                            1996          1995         1994 (53 weeks)
--------------------------------------------------------------------------------
COMMON STOCK                         $     4     $     4             $     4
--------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Beginning of year                      14          12                   4
   Fair market value over cost on
      reissuance of treasury shares
      (1996 - 33,996; 1995 - 14,537;
      1994 - 270,626)                      -           -                   8
   Other                                   -           2                   -
--------------------------------------------------------------------------------
   End of year                            14          14                  12
--------------------------------------------------------------------------------
RETAINED EARNINGS
   Beginning of year                     876         829                 780
   Net income                            140          90                  90
   Dividends                             (43)        (43)                (41)
--------------------------------------------------------------------------------
   End of year                           973         876                 829
--------------------------------------------------------------------------------
ACCUMULATED UNREALIZED GAIN ON INVESTMENTS
   Beginning of year                      23           -                   -
   Net unrealized holding gain (loss)     (2)         23                   -
--------------------------------------------------------------------------------
   End of year                            21          23                   -
--------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION  ADJUSTMENT
   Beginning of year                      14          10                  (2)
   Translation adjustment                 (4)          4                  12
--------------------------------------------------------------------------------
   End of year                            10          14                  10
--------------------------------------------------------------------------------
TREASURY STOCK
   Beginning of year                    (185)       (162)               (147)
   Shares acquired (1996 - 1,425, 100;
   1995 - 760,000;
   1994 - 610,300)                       (51)        (23)                (20)
   Shares reissued                         1           -                   5
--------------------------------------------------------------------------------
   End of year                          (235)       (185)               (162)
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY           $   787     $   746             $   693
--------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in Note 10.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for several small subsidiaries which provide ancillary services to the Company and the public. These subsidiaries are not consolidated because of their materiality and are accounted for by the equity method. Their results of operations appear in the income statement, net of income taxes, under the caption "Other income (expense), net." Material intercompany accounts and transactions have been eliminated in consolidation.
  The Company's fiscal year is the 52 or 53 week period ending the Saturday nearest November 30.

ACCOUNTING STANDARDS

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995, and is effective for fiscal years beginning after December 15,1995 (not later than fiscal year 1997 for the Company). The new standard encourages companies to adopt a fair value based method of accounting for employee stock-based compensation plans, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company will adopt this standard in 1997 and has not decided whether it will adopt the fair value based method or, alternatively, the pro-forma disclosure requirements of the new standard.

NATURE OF OPERATIONS

Hillenbrand Industries is organized into two segments - Health Care and Funeral Services. The Health Care segment consists of Hill-Rom Company, Medeco Security Locks (included in this segment for reporting purposes only) and Block Medical (sold in the third quarter of 1996). Hill-Rom generates the predominant share of this segment's revenue and operating profit and is a leading manufacturer of patient care products and leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 56% of Hillenbrand's revenues in 1996. The Funeral Services segment consists of Batesville Casket Company and The Forethought Group. Batesville Casket Company is a leading producer of protective metal and hardwood burial caskets and cremation urns, caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 31% of Hillenbrand's revenues in 1996. The Forethought Group provides funeral homes in 42 U.S. states, the District of Columbia, Puerto Rico and Canada with life insurance policies and marketing support for pre-need, inflation-protected funeral planning. Forethought generated 13% of Hillenbrand's revenues in 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Refer to Notes 8 and 12 for discussion of certain significant estimates.

CASH AND CASH EQUIVALENTS

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market.  The last-in, first-out
(LIFO) method was used for determining the cost of approximately 71% of total inventories at November 30, 1996, 65% at December 2, 1995 and 62% at December 3, 1994. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. The LIFO reserve, which approximates the excess of the current cost of inventories over the stated LIFO values, increased from $9 million at year-end 1994 to $12 million at year-end 1995 and declined to $11 million at year-end 1996.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. These units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1996 and 1995 were:

--------------------------------------------------------------------------------
                                           1996           1995
--------------------------------------------------------------------------------
Land                                   $     25        $    28
Buildings and building equipment            146            145
Machinery and equipment                     485            477
--------------------------------------------------------------------------------
Total                                   $   656        $   650
--------------------------------------------------------------------------------

INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible assets are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews goodwill and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset is less than its carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows (including terminal value) with the carrying value. Goodwill related to Block Medical was written down $20 million in the fourth quarter of 1995. Changes in market conditions, the performance of certain products and increased competitive pressures resulted in a significant reduction in management's expectations regarding Block's future cash flows.
  Certain assets relative to the acquisition of Arnold in 1994 that were being held for disposal, were written down $6 million in the fourth quarter of 1995 to their estimated fair value less cost of disposition. These assets were sold in 1996.
  Accumulated amortization of intangible assets was $145 million and $164 million as of November 30, 1996, and December 2, 1995, respectively.

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

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.5%, respectively, for 1996, 7.5% and 5.5%, respectively, for 1995, and 8.0% and 6.0%, respectively, for 1994. The expected long-term rate of return on assets was 8.0% for 1996, 1995 and 1994.

Net pension expense includes the following components:

--------------------------------------------------------------------------------
                                                   1996      1995      1994
--------------------------------------------------------------------------------

Service expense-benefits earned during the year   $    7    $    6    $    5

Interest expense on projected benefit obligation       8         7         7

Actual loss (return) on plan assets                   (7)      (12)        7

Net amortization and deferral                         (1)        4       (13)

--------------------------------------------------------------------------------
Net pension expense                               $    7    $    5    $    6
--------------------------------------------------------------------------------

The funded status of the plans is shown in the table below:

-------------------------------------------------------------------------------------------
                                                                NOVEMBER 30,   DECEMBER 2,
                                                                   1996           1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $79 in 1996 and $69 in 1995                        ($84)          ($74)
-------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date         ($122)         ($110)

Plan assets at fair value, primarily U.S. Government
  obligations, corporate bonds and notes, and common
  stock issued by the Company.  The value of this common
  stock at date of acquisition by the plans was $3
  and the current market value was $17 in 1996 and
  $15 in 1995.                                                      110             99
-------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                  (12)           (11)

Unrecognized net gain from past experience different
  from that assumed                                                 (14)           (16)

Unrecognized prior service cost                                       2              3

Unrecognized net asset at year-end being recognized
  over 14 to 22 years from the initial compliance date
  of December 1, 1985                                                (1)            (1)
-------------------------------------------------------------------------------------------

Unfunded accrued expenses included in liabilities                  ($25)          ($25)
-------------------------------------------------------------------------------------------


  In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in the acquisition of Arnold in 1994. The unfunded accumulated benefit obligation of this plan, included in accrued expenses, was $13 million on November 30, 1996, $14 million on December 2, 1995, and $13 million on December 3, 1994. Pension expense was approximately $1 million in 1996, 1995, and 1994.

  The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5 million in 1996 and 1995 and $7 million in 1994.

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

2.   ACQUISITIONS

In 1996, the Company's subsidiaries, Batesville Casket and Hill-Rom, each acquired two small companies. The combined purchase price was $6 million.

Batesville Casket, purchased two regional casket distributors in 1995 and Hill-Rom purchased the remaining minority interest in a subsidiary of Arnold, which was initially acquired in 1994. The total purchase price for these businesses in 1995 was $4 million.

In addition to the acquisition of Arnold by Hill-Rom, Batesville Casket acquired Industrias Arga, S.A. de C.V., a Mexican casket manufacturer and distributor, and a U.S. casket distributor, in 1994. The combined purchase price of these companies (the predominant share of which related to Arnold) consisted of cash in the amount of $40 million and the assumption of net liabilities of $6 million. The resulting goodwill of $46 million is being amortized on a straight-line basis, primarily over 40 years.

3.   DISPOSITION

On July 22, 1996, the Company sold the assets of Block Medical for cash and stock totaling $17 million. The Company recorded a gain on the sale of $3 million ($2 million after income taxes) and a related income tax benefit of approximately $6 million which will be realized from book and tax differences in the basis of the business.

4.   FINANCING AGREEMENTS

The Company's various financing agreements contain no provisions or conditions relating to dividend payments, working capital and additional indebtedness.

Long-term debt consists of the following:

-------------------------------------------------------------------------------------------
                                                                NOVEMBER 30,   DECEMBER 2,
                                                                   1996           1995
-------------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011             $   100            100

Unsecured 7% debentures due on February 15, 2024                    100            100

Government sponsored bond with an interest rate of 5.0%
  and maturities to 2008                                              2              2

Other                                                                 3              6
-------------------------------------------------------------------------------------------

Total                                                               205            208

Less current portion                                                  1              2
-------------------------------------------------------------------------------------------

Total long-term debt                                            $   204        $   206
-------------------------------------------------------------------------------------------

  The scheduled payments on the long-term debt as of November 30, 1996 total less than $1 million in each of the years 1997 through 2001.

  Short-term debt consists of various lines of credit maintained for foreign subsidiaries. The weighted average interest rate on all short-term borrowings outstanding as of November 30, 1996, and December 2, 1995, was 4% and 6%, respectively.

  At November 30, 1996, the Company had uncommitted credit lines totaling $159 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

5.   SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.

  At November 30, 1996, the Company has three stock-based compensation plans; the Senior Executive Compensation Program, the Performance Compensation Plan, and the Restricted Stock Plan, which are described below. All shares issued under these plans are valued at market trading prices. The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,115,730 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through November 30, 1996, were 147,642. In addition, the Senior Executive Compensation Program provides for participants to defer payment of long-term performance share and other compensation earned in prior years. A total of 177,149 deferred shares are payable as of November 30, 1996.

  On April 7, 1992, the shareholders of the Company approved the adoption of the Performance Compensation Plan whereby key employees will be awarded tentative performance shares based upon achievement of performance targets.
A total of 1,293,820 shares of common stock remain reserved for issuance under this plan as of November 30, 1996. In 1993, 386,096 shares were earned based on the Company's performance. A total of 4,886 deferred shares are payable as of November 30, 1996 under this plan. The plan will terminate on November 30, 2001.

  On April 14, 1987, the shareholders of the Company approved the adoption of a restricted stock plan whereby key employees may be granted restricted shares of the Company's stock. The restrictions lapse after six years; or earlier if certain financial goals are exceeded. 2,000,000 shares of common stock were designated for this plan. Remaining authorized restricted shares may be awarded up to April 15, 1997, and the vesting periods begin when the shares are awarded. 324,600 shares have been awarded, 268,132 shares have been distributed and/or deferred, and 56,468 shares have been forfeited as of November 30 1996. No additional awards are contemplated at this time.

  Members of the Board of Directors may elect to defer fees earned as reinvested in common stock of the Company. A total of 8,134 deferred shares are payable as of November 30, 1996, under this program.

  The Board of Directors has authorized the repurchase, from time to time, of up to 14,000,000 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of November 30, 1996, a total of 13,008,672 shares had been purchased at market trading prices, of which 11,537,632 shares remain in treasury.

6.   FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 10) for which it is practicable to estimate that value:

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

  The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

--------------------------------------------------------------------------------
                                                 NOVEMBER 30, 1996
--------------------------------------------------------------------------------
                                              Carrying           Fair
                                               Amount           Value
--------------------------------------------------------------------------------
     Short-term debt                          $     74         $    74
     Long-term debt                           $    205         $   221
--------------------------------------------------------------------------------


  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency risks. The Company occasionally enters into foreign currency forward contracts to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies. The gains or losses arising from these contracts offset foreign exchange gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. The Company had no material derivative financial instruments on November 30, 1996 and December 2, 1995.

7.   SEGMENT INFORMATION

INDUSTRY INFORMATION

The Health Care segment consists of Hill-Rom and Block Medical (sold in the third quarter of 1996). Results for Medeco Security Locks are included in this segment due to its relative size. Hill-Rom produces and sells electric hospital beds, patient room furniture and patient handling equipment designed to meet the needs of acute care, long-term care, home care and perinatal providers. It also provides rental therapy units to health care facilities and the home care market for wound therapy, the management of pulmonary complications associated with critically ill patients and incontinence management. Medeco produces and sells high-security mechanical locks and lock cylinders and electronic security systems for commercial, residential and government applications.

  The Funeral Services segment consists of Batesville Casket Company and Forecorp. Batesville manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forecorp's subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., provide funeral planning professionals with marketing support for Forethought-Registered Trademark- funeral plans funded by life insurance policies. Note 10 contains additional information regarding insurance operations.

  Product transfers between industry segments are not material

Financial information regarding the Company's industry segments is presented below:

----------------------------------------------------------------------------------------------
                                       NOVEMBER 30,        DECEMBER 2,         DECEMBER 3,
Year Ended                                1996                1995             1994 (53 weeks)
----------------------------------------------------------------------------------------------
Net revenues:
  Health Care                          $      941          $      924          $      924
  Funeral Services                            743                 701                 653
----------------------------------------------------------------------------------------------
  Consolidated                         $    1,684          $    1,625          $    1,577
----------------------------------------------------------------------------------------------
Operating profit:
  Health Care (a) (b) (c)              $      111          $       62          $       46
  Funeral Services                            144                 134                 123
  Corporate and other                         (19)                (17)                (13)
----------------------------------------------------------------------------------------------
  Consolidated                                236                 179                 156
Interest expense                              (22)                (20)                (23)
Investment income                              17                  15                  13
Other income (expense), net (d)                 2                  (4)                 (1)
----------------------------------------------------------------------------------------------
Income before income taxes             $      233          $      170          $      145
----------------------------------------------------------------------------------------------
Identifiable assets:
  Health Care (a) (b)                  $      647          $      713          $      701
  Funeral Services                          2,421               2,120               1,826
  Corporate and other                         328                 237                 187
----------------------------------------------------------------------------------------------
  Consolidated                         $    3,396          $    3,070          $    2,714
----------------------------------------------------------------------------------------------
Capital expenditures:
  Health Care                          $       69          $       77          $       75
  Funeral Services                             21                  24                  23
  Corporate and other                           2                   2                   2
----------------------------------------------------------------------------------------------
  Consolidated                         $       92          $      103          $      100
----------------------------------------------------------------------------------------------
Depreciation and amortization:
  Health Care (a)                      $       72          $      100          $       69
  Funeral Services                             24                  24                  24
  Corporate and other                           3                   3                   4
----------------------------------------------------------------------------------------------
  Consolidated                         $       99          $      127          $       97
----------------------------------------------------------------------------------------------

(a) REFLECTS CHARGES OF $20 MILLION IN 1995 FOR THE WRITEDOWN OF BLOCK MEDICAL GOODWILL.

(b) REFLECTS A $6 MILLION CHARGE IN 1995 FOR THE WRITEDOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996.

(c) REFLECTS AN $85 MILLION CHARGE IN 1994 FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.

(d) REFLECTS A GAIN OF $3 MILLION IN 1996 ON THE SALE OF BLOCK MEDICAL.

GEOGRAPHIC INFORMATION

Sales between geographic area are at transfer prices, which are equivalent to market value.

-------------------------------------------------------------------------------------------------------------------------
                                         United                        Other     Corporate
                                       States (a)    Europe (b)    International and Other     Eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------
1996:
Net revenues:
  To unaffiliated customers            $     1,447   $       188   $        49   $         -   $         -   $      1,684
  Transfers to other geographic areas           37             -             -             -           (37)             -
-------------------------------------------------------------------------------------------------------------------------
    Total net revenues                 $     1,484   $       188   $        49   $         -   $       (37)  $      1,684
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                $       284   $       (31)  $         2   $       (19)  $         -   $        236
-------------------------------------------------------------------------------------------------------------------------
Identifiable assets                    $     2,869   $       355   $        24   $       328   $      (180)  $      3,396
-------------------------------------------------------------------------------------------------------------------------

1995:
Net revenues:
  To unaffiliated customers            $     1,355   $       221   $        49   $         -   $         -   $      1,625
  Transfers to other geographic areas           37             -             -             -           (37)             -
-------------------------------------------------------------------------------------------------------------------------
    Total net revenues                 $     1,392   $       221   $        49   $         -   $       (37)  $      1,625
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                $       225   $       (30)  $         -   $       (17)  $         1   $        179
-------------------------------------------------------------------------------------------------------------------------
Identifiable assets                    $     2,575   $       377   $        24   $       237   $      (143)  $      3,070
-------------------------------------------------------------------------------------------------------------------------

1994 (53 weeks):
Net revenues:
  To unaffiliated customers            $     1,350   $       176   $        51   $         -   $         -   $      1,577
  Transfers to other geographic areas           39             -             -             -           (39)             -
-------------------------------------------------------------------------------------------------------------------------
    Total net revenues                 $     1,389   $       176   $        51   $         -   $       (39)  $      1,577
-------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                $       181   $        (9)  $        (4)  $       (13)  $         1   $        156
-------------------------------------------------------------------------------------------------------------------------
Identifiable assets                    $     2,364   $       215   $        25   $       187   $       (77)  $      2,714
-------------------------------------------------------------------------------------------------------------------------

(a) REFLECTS UNUSUAL CHARGES OF $20 MILLION IN 1995 FOR THE WRITEDOWN OF BLOCK MEDICAL GOODWILL AND $85 MILLION IN 1994 FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.

(b) REFLECTS AN UNUSUAL CHARGE OF $6 MILLION IN 1995 FOR THE WRITEDOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996.

8.   INCOME TAXES

Income taxes are computed in accordance with SFAS No. 109. The significant components of the income tax provision (benefit) are as follows:

-------------------------------------------------------------------------------------------
                                            1996           1995       1994 (53 weeks)
-------------------------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                             $       267    $       207    $       163
  Foreign                                      (34)           (37)           (18)
-------------------------------------------------------------------------------------------
Total                                  $       233    $       170    $       145
-------------------------------------------------------------------------------------------
Provision for income taxes:
Current items:
  Federal                              $        85    $        83    $        58
  State                                         13             12              8
  Foreign                                        1             (1)            (1)
-------------------------------------------------------------------------------------------
Total current items                             99             94             65
-------------------------------------------------------------------------------------------
Deferred items:
  Federal                                       (6)           (11)           (10)
  State                                          -             (2)             -
  Foreign                                        -             (1)             -
-------------------------------------------------------------------------------------------
Total deferred items                            (6)           (14)           (10)
-------------------------------------------------------------------------------------------
Provision for income taxes             $        93    $        80    $        55
-------------------------------------------------------------------------------------------

  The fiscal year differences between the amounts recorded for income taxes for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income before taxes are explained as follows:

-------------------------------------------------------------------------------------------
                                   1996                1995                1994 (53 weeks)
-------------------------------------------------------------------------------------------
                                        % OF                % OF                % OF
                                       PRETAX              PRETAX              PRETAX
                             AMOUNT    INCOME    AMOUNT    INCOME    AMOUNT    INCOME
-------------------------------------------------------------------------------------------
Federal income
  tax  (a)                     $81      35.0       $59      35.0       $51      35.0
State income
  tax  (b)                       9       3.8         7       4.0         5       3.5
Foreign income
  tax  (c)                      12       5.1        11       6.5         5       3.6
Goodwill write-down (a)          -         -         7       4.1         -         -
Sale of Block Medical (a)       (6)     (2.6)        -         -         -         -
Other, net                      (3)     (1.4)       (4)     (2.5)       (6)     (4.2)
-------------------------------------------------------------------------------------------
Provision for
  income taxes                 $93      39.9       $80      47.1       $55      37.9
-------------------------------------------------------------------------------------------

(a)  AT STATUTORY RATE.
(b)  NET OF FEDERAL BENEFIT.
(c)  FEDERAL TAX RATE DIFFERENTIAL.

  The tax effect of temporary differences that give rise to significant portions of the deferred tax balance sheet accounts were as follows:

----------------------------------------------------------------------------------------------
                                           NOVEMBER 30, 1996             DECEMBER 2, 1995
----------------------------------------------------------------------------------------------
                                       NON-INSURANCE   INSURANCE     NON-INSURANCE   INSURANCE
----------------------------------------------------------------------------------------------
Deferred tax assets:
  Current:
    Inventories                        $       4       $       -     $       4       $       -
    Employee benefit accruals                  3               -             4               -
    Self insurance accruals                   10               -             9               -
    Litigation accruals                        1               -             1               -
    Other, net                                 7               3             7               2
  Long-term:
    Employee benefit accruals                 18               -            17               1
    Deferred policy revenues                   -             185             -             159
    Foreign loss carryforwards                66               -            55               -
    Foreign acquisition reserves               4               -            10               -
    Other, net                                 6               -             5               -
----------------------------------------------------------------------------------------------
  Total assets                               119             188           112             162
----------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Current:
    Inventories                                2               -             2               -
    Other, net                                 2               -             2               -
  Long-term:
    Depreciation                              35               -            35               -
    Amortization                               2               -             2               -
    Unrealized gain on investments             -              12             -              13
    Benefit reserves                           -               9             -               8
    Deferred acquisition costs                 -             119             -              98
    Foreign asset step up                      4               -             5               -
    Foreign investment writedown              16               -            17               -
    Other, net                                 -               4             -               3
----------------------------------------------------------------------------------------------
  Total liabilities                           61             144            63             122
----------------------------------------------------------------------------------------------
Less valuation allowance for
    foreign loss carryforwards               (50)              -           (43)              -
----------------------------------------------------------------------------------------------
Net asset                              $       8       $      44     $       6       $      40
----------------------------------------------------------------------------------------------

  Remaining unutilized foreign loss carryforwards were approximately $162 million and $136 million on November 30, 1996, and December 2, 1995, respectively. There is not currently sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of net deferred tax assets in the financial statements for those foreign subsidiaries in net operating loss carryforward positions. Accordingly, a valuation allowance of $50 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these foreign subsidiaries to support a reduction in the valuation allowance and a resulting recognition of net deferred tax assets. Included in the deferred tax valuation allowance is $7 million related to acquired German loss carryforward benefits and German acquisition purchase price allocation. The future reversal of this portion of the valuation allowance will not be recognized as an adjustment in the income statement.

  Income tax benefits recorded in years 1990 through 1996 relative to certain expenses associated with the Company's corporate-owned life insurance program have been reviewed by the Internal Revenue Service (IRS). At the date of this report, the Company and the IRS are requesting technical advice from the IRS' national office. The Company strongly believes such benefits were recorded in full compliance with existing and prior tax law. However, it is reasonably possible that the IRS may, in the near term, disallow the deductibility of some of these expenses. The Company believes that the ultimate amount of tax deductions disallowed, if any, will not have a material adverse effect on financial condition or cash flows.

9.  SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

--------------------------------------------------------------------------------
                                  1996           1995            1994 (53 weeks)
--------------------------------------------------------------------------------
Rental expense                    ($16)          ($17)           ($20)
Research and
  development costs               ($42)          ($39)           ($35)
Investment income, net (a)         $17            $15             $13
--------------------------------------------------------------------------------

(a) EXCLUDES INSURANCE OPERATIONS.

  The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $45 million, primarily for warehouses, under noncancellable operating leases.

--------------------------------------------------------------------------------

                        1997                     $   14
                        1998                     $   10
                        1999                     $    7
                        2000                     $    5
                        2001                     $    3
                        2002 and beyond          $    6

--------------------------------------------------------------------------------

The table below provides supplemental information to the statement of consolidated cash flows.
-------------------------------------------------------------------------------
                                          1996        1995       1994 (53 weeks)
-------------------------------------------------------------------------------
Cash paid for:
  Income taxes                          $   92      $   90     $   85
  Interest                              $   16      $   20     $   26
Non-cash investing and
  financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses   $    1      $    5     $   50
  Treasury stock issued under
    stock compensation plans            $    1      $    -     $   13
-------------------------------------------------------------------------------

10.  INSURANCE OPERATIONS

Forecorp, Inc., through its two subsidiaries, Forethought Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies and marketing support for Forethought-Registered Trademark-funeral planning, a "pre-need" insurance program. The life insurance policies are limited to long-duration, whole-life policies, and, as such, are accounted for under SFAS No. 97. The benefits under these policies increase based on external inflationary indices. Premiums received are recorded as an increase to benefit reserves or as unearned revenue. Unearned revenues are recognized over the actuarial life of the contract. Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues. Liabilities equal to policy holder account balances and amounts assessed against these balances for future insurance charges are established on the insurance contracts issued by Forethought Life Insurance Company.

  Investments are predominantly U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities and are carried on the balance sheet at fair value. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective. Securities are also sold in other carefully constrained circumstances such as concern about the credit quality of the issuer. Otherwise, it is management's intent that these investments be held to maturity. Cash (unrestricted as to use) is held for future investment.

  In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified the investments in debt and equity securities of its insurance subsidiary as "available for sale" and reported them at fair value on the balance sheet with unrealized gains and losses charged or credited to a separate component of shareholders' equity and the insurance deferred tax asset adjusted for the income tax effect. The fair value of each security is based on the market value provided by brokers/dealers.

  The amortized cost and fair value of investment securities available for sale at November 30, 1996 were as follows:

-------------------------------------------------------------------------------
                                      Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                       Cost       Gains      Losses    Value
-------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $  553     $   8        $   9      $  552
Corporate securities                  991        27            2       1,016
Mutual funds                           56         9            -          65
-------------------------------------------------------------------------------
Total  (a)                         $1,600     $  44        $  11      $1,633
-------------------------------------------------------------------------------

The amortized cost and fair value of investment securities available for sale at December 2, 1995 were as follows:

-------------------------------------------------------------------------------
                                                  Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                      Cost        Gains      Losses     Value
-------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $  500       $   9     $    6      $  503
Corporate securities                   873          34          2         905
Mutual funds                             -           -          -           -
-------------------------------------------------------------------------------
Total  (a)                          $1,373       $  43     $    8      $1,408
-------------------------------------------------------------------------------

(a) DOES NOT INCLUDE THE AMORTIZED COST OF OTHER INVESTMENTS CARRIED ON THE BALANCE SHEET IN THE AMOUNT OF $30 MILLION AT NOVEMBER 30, 1996, AND $24 MILLION AT DECEMBER 2, 1995, THE CARRYING VALUE OF WHICH APPROXIMATES FAIR VALUE.

  The amortized cost and fair value of investment securities available for sale at November 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------
                                      Amortized            Fair
                                        Cost               Value
-------------------------------------------------------------------------------
Due in one year or less                 $   49            $    49
Due after 1 year through 5 years           303                309
Due after 5 years through 10 years         249                252
Due after ten years                        494                510
Mortgage-backed securities                 449                448
Mutual funds                                56                 65
-------------------------------------------------------------------------------
Total                                   $1,600            $ 1,633
-------------------------------------------------------------------------------

  The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

-------------------------------------------------------------------------------
                               1996        1995         1994
-------------------------------------------------------------------------------
Proceeds                      $ 126       $ 290        $  64
Realized gross gains          $   1       $   5        $   1
Realized gross losses         $   1       $   4        $   1
-------------------------------------------------------------------------------

  Summarized financial information of insurance operations included in the statement of consolidated income is as follows:

-------------------------------------------------------------------------------
                                   1996        1995        1994
-------------------------------------------------------------------------------
Investment income                  $ 104       $  92      $  73
Earned premium revenue               115          93         81
Net gain on sale of investments        -           1          -
-------------------------------------------------------------------------------
Total net revenues                   219         186        154
Benefits paid                         56          48         42
Credited interest                     97          86         70
Deferred acquisition costs amortized  29          24         20
Other operating expenses              13          14         13
-------------------------------------------------------------------------------
Income before income taxes         $  24       $  14      $   9
-------------------------------------------------------------------------------

Statutory data at December 31 includes:

-------------------------------------------------------------------------------
                                   1996 (unaudited)  1995             1994
-------------------------------------------------------------------------------
Net income                         $  29             $  22           $  28
Capital and surplus                $ 129             $ 115           $ 104
-------------------------------------------------------------------------------


11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

-------------------------------------------------------------------------------
                                                                          TOTAL
1996 QUARTER ENDED              3/02/96   6/01/96   8/31/96   11/30/96    YEAR
-------------------------------------------------------------------------------

Net revenues                  $  434    $  424    $  404     $  422      $1,684
Gross profit                     170       169       163        175         677
Net income (a)                    33        34        34         39         140
Net income per common share (a)  .48       .48       .50        .56        2.02
-------------------------------------------------------------------------------

                                                                          Total
1995 QUARTER ENDED              3/04/95   6/03/95  9/02/95    12/02/95     Year
-------------------------------------------------------------------------------


Net revenues                  $  396    $  405    $  399     $  425      $1,625
Gross profit                     152       153       147        161         613
Net income (b)                    27        28        26          9          90
Net income per common share (b)  .39       .39       .37        .12        1.27
-------------------------------------------------------------------------------

(a) REFLECTS INCOME OF $8 MILLION, OR $.12 PER SHARE, RELATIVE TO THE SALE OF BLOCK MEDICAL IN THE THIRD QUARTER.
(b) REFLECTS THE WRITEDOWN OF BLOCK MEDICAL GOODWILL AND CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996 TOTALING $26 MILLION, OR $.37 PER SHARE, IN THE FOURTH QUARTER.

12.     CONTINGENCIES

On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges, among other things, that KCI has attempted to monopolize the therapeutic bed market, interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct, and abused the legal process for its own advantage.

  The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste site cleanups in which the Company is currently involved is not expected to exceed $10 million. The Company has provided adequate reserves in its financial statements for these matters. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

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

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 28, 1997, and to be filed with the Commission relating to the Company's 1997 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The section entitled "Executive Compensation" in the definitive Proxy Statement dated February 28, 1997, and to be filed with the Commission relating to the Company's 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 28, 1997, and to be filed with the Commission relating to the Company's 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated February 28, 1997, and to be filed with the Commission relating to the Company's 1997 Annual Meeting of Shareholders, are incorporated herein by reference.



                                PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
       ON FORM 8-K

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

         3(i)  Form of Restated Certificate of Incorporation of the
               Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

         3(ii) Form of Amended Bylaws of the Registrant


          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

          10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

          10.2 Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

          10.3 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders)

          21   Subsidiaries of the Registrant

          27.1 Financial Data Schedule

          27.2 Restated Financial Data Schedule -- 9 months, 1996

          27.3 Restated Financial Data Schedule -- 6 months, 1996

          27.4 Restated Financial Data Schedule -- 3 months, 1996

          27.5 Restated Financial Data Schedule -- 12 months, 1995

          27.6 Restated Financial Data Schedule -- 3 months, 1995

          27.7 Restated Financial Data Schedule -- 6 months, 1995

          27.8 Restated Financial Data Schedule -- 9 months, 1995

          27.9 Restated Financial Data Schedule -- 12 months, 1994


(b) There were no reports on Form 8-K filed during the quarter ended November 30, 1996.

                                                              SCHEDULE II

                    HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED NOVEMBER 30, 1996, DECEMBER 2, 1995 AND DECEMBER 3, 1994
                                (DOLLARS IN MILLIONS)


                                                               ADDITIONS
                                                       -----------------------
                                         BALANCE AT    CHARGED TO     CHARGED TO    DEDUCTIONS        BALANCE
                                         BEGINNING     COSTS AND        OTHER        NET OF           AT END
 DESCRIPTION                             OF PERIOD     EXPENSES      ACCOUNTS (a)  RECOVERIES (b)    OF PERIOD
---------------------                   ----------     ---------     -----------   --------------    ----------
Reserves deducted from assets
     to which they apply:

     Allowance for possible losses
          and discounts
          - accounts receivable:

          Year Ended:



              November 30, 1996              $   20        $    1         $    -         $    2         $   19
                                             ------        ------         ------         ------         ------
                                             ------        ------         ------         ------         ------
              December 2, 1995               $   14        $    4         $    5         $    3         $   20
                                             ------        ------         ------         ------         ------
                                             ------        ------         ------         ------         ------
              December 3, 1994               $   11        $    3         $    3         $    3         $   14
                                             ------        ------         ------         ------         ------
                                             ------        ------         ------         ------         ------


(a)    REDUCTION OF GROSS REVENUES FOR CASH DISCOUNTS AND OTHER ADJUSTMENTS
       IN DETERMINING NET REVENUE. ALSO INCLUDES THE EFFECT OF ACQUISITION OF BUSINESSES.

(b)    INCLUDES THE SALE OF BLOCK MEDICAL OPERATION IN 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HILLENBRAND INDUSTRIES, INC.


                                 By:   /s/W August Hillenbrand
                                       ------------------------
                                          W August Hillenbrand
Dated: January 20, 1997                   Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/Daniel A. Hillenbrand              /s/John C. Hancock
---------------------------           ---------------------------
   Daniel A. Hillenbrand                 John C. Hancock
   Chairman of the Board                 Director

/s/Tom E. Brewer                      /s/W August Hillenbrand
---------------------------           ---------------------------
   Tom E. Brewer                         W August Hillenbrand
   Chief Financial Officer               Director

/s/James D. Van De Velde              /s/George M. Hillenbrand II
---------------------------           ---------------------------
   James D. Van De Velde                 George M. Hillenbrand II
   Controller                            Director

/s/Lawrence R. Burtschy               /s/John A. Hillenbrand II
---------------------------           ---------------------------
   Lawrence R. Burtschy                  John A. Hillenbrand II
   Director                              Director

/s/Peter F. Coffaro                   /s/Ray J. Hillenbrand
---------------------------           ---------------------------
   Peter F. Coffaro                      Ray J. Hillenbrand
   Director                              Director

/s/Edward S. Davis                    /s/Lonnie M. Smith
---------------------------           ---------------------------
   Edward S. Davis                       Lonnie M. Smith
   Director                              Director

/s/Leonard Granoff
---------------------------
   Leonard Granoff
   Director


Dated:  January 20, 1997

                           HILLENBRAND INDUSTRIES, INC.
                                INDEX TO EXHIBITS



          3 (i) Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

          3 (ii) Form of Amended Bylaws of the Registrant

          10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

          10.2 Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

          10.3 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders)

          21     Subsidiaries of the Registrant

          27.1 Financial Data Schedule

          27.2 Restated Financial Data Schedule -- 9 months, 1996

          27.3 Restated Financial Data Schedule -- 6 months, 1996

          27.4 Restated Financial Data Schedule -- 3 months, 1996

          27.5 Restated Financial Data Schedule -- 12 months, 1995

          27.6 Restated Financial Data Schedule -- 3 months, 1995

          27.7 Restated Financial Data Schedule -- 6 months, 1995

          27.8 Restated Financial Data Schedule -- 9 months, 1995

          27.9 Restated Financial Data Schedule -- 12 months, 1994