Form 10-Q
period 1997-03-01
HILLENBRAND INDUSTRIES INC
filed 1997-04-15
CIK 47518

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

  FOR THE QUARTERLY PERIOD ENDED MARCH 1, 1997    COMMISSION FILE NO. 1-6651

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

       Common Stock, without par value - 68,796,966 as of April 7, 1997.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HILLENBRAND INDUSTRIES, INC.

                              INDEX TO FORM 10-Q


                                                                          Page
                                                                         ------

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

            Consolidated Income for the Three Months                        3
               Ended 3/1/97 and 3/2/96

            Consolidated Balance Sheet,                                     4
               3/1/97 and 11/30/96

            Consolidated Cash Flows for the Three Months                    5
               Ended 3/1/97 and 3/2/96

            Notes to Consolidated Financial Statements                     6-8

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8-10


PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                 12

                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                    Three Months Ended
                                                  -----------------------
                                                  03/01/97       03/02/96
                                                  --------       --------
                                            (In Millions Except Per Share Data)
Net revenues:
  Health Care sales . . . . . . . . . . . .        $  139         $  149
  Health Care rentals . . . . . . . . . . .            96             95
  Funeral Services  . . . . . . . . . . . .           147            137
  Insurance . . . . . . . . . . . . . . . .            64             53
                                                  --------       --------
  Total revenues. . . . . . . . . . . . . .           446            434

Cost of revenues:
  Health Care cost of goods sold. . . . . .            78             91
  Health Care rental expenses . . . . . . .            61             59
  Funeral Services. . . . . . . . . . . . .            76             73
  Insurance . . . . . . . . . . . . . . . .            47             41
                                                  --------       --------
  Total cost of revenues. . . . . . . . . .           262            264

Other operating expenses. . . . . . . . . .           118            111
                                                  --------       --------

Operating profit. . . . . . . . . . . . . .            66             59

Interest expense. . . . . . . . . . . . . .            (6)            (6)

Other income, net . . . . . . . . . . . . .             4              3
                                                  --------       --------

Income before income taxes. . . . . . . . .            64             56

Income taxes. . . . . . . . . . . . . . . .            25             23
                                                  --------       --------

Net income. . . . . . . . . . . . . . . . .        $   39         $   33
                                                  --------       --------
                                                  --------       --------

Net income per common share . . . . . . . .        $  .56         $  .48
                                                  --------       --------
                                                  --------       --------

Dividends per common share  . . . . . . . .        $ .165         $ .155
                                                  --------       --------
                                                  --------       --------

Average shares outstanding (thousands). . .        68,793         70,131
                                                  --------       --------
                                                  --------       --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet
                                                  03/01/97       11/30/96
                                                  --------       --------
                                                       (In Millions)
ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . .  $  300         $  266
  Trade receivables . . . . . . . . . . . . . . .     301            287
  Inventories . . . . . . . . . . . . . . . . . .      92             96
  Other . . . . . . . . . . . . . . . . . . . . .      56             45
                                                  --------       --------
   Total current assets . . . . . . . . . . . . .     749            694

Equipment leased to others, net . . . . . . . . .      88             93
Property, net . . . . . . . . . . . . . . . . . .     243            253

Other assets:
  Intangible assets, net. . . . . . . . . . . . .     138            149
  Other assets  . . . . . . . . . . . . . . . . .      51             50
                                                  --------       --------
   Total other assets . . . . . . . . . . . . . .     189            199

Insurance assets:
  Investments . . . . . . . . . . . . . . . . . .   1,693          1,663
  Deferred policy acquisition costs . . . . . . .     425            406
  Deferred income taxes . . . . . . . . . . . . .      60             44
  Other . . . . . . . . . . . . . . . . . . . . .      44             44
                                                  --------       --------
   Total insurance assets . . . . . . . . . . . .   2,222          2,157
                                                  --------       --------
Total assets. . . . . . . . . . . . . . . . . . .  $3,491         $3,396
                                                  --------       --------
                                                  --------       --------
LIABILITIES
Current liabilities:
  Short-term debt . . . . . . . . . . . . . . . .  $   64         $   74
  Current portion of long-term debt . . . . . . .       1              1
  Trade accounts payable. . . . . . . . . . . . .      52             50
  Other . . . . . . . . . . . . . . . . . . . . .     204            195
                                                  --------       --------
   Total current liabilities. . . . . . . . . . .     321            320
Other liabilities:
  Long-term debt. . . . . . . . . . . . . . . . .     204            204
  Other long-term liabilities . . . . . . . . . .      78             74
  Deferred income taxes . . . . . . . . . . . . .      12             13
                                                  --------       --------
   Total other liabilities. . . . . . . . . . . .     294            291
Insurance liabilities:
  Benefit reserves. . . . . . . . . . . . . . . .   1,512          1,449
  Unearned revenue. . . . . . . . . . . . . . . .     554            528
  General liabilities . . . . . . . . . . . . . .      26             21
                                                  --------       --------
   Total insurance liabilities. . . . . . . . . .   2,092          1,998
                                                  --------       --------
Total liabilities . . . . . . . . . . . . . . . .   2,707          2,609
                                                  --------       --------
Commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . .       4              4
  Additional paid-in capital. . . . . . . . . . .      14             14
  Retained earnings . . . . . . . . . . . . . . .   1,001            973
  Accumulated unrealized gain (loss) on
   investments. . . . . . . . . . . . . . . . . .      (2)            21
  Foreign currency translation adjustment . . . .       2             10
  Treasury stock. . . . . . . . . . . . . . . . .    (235)          (235)
                                                  --------       --------
   Total shareholders' equity . . . . . . . . . .     784            787
                                                  --------       --------
Total liabilities and
 shareholders' equity . . . . . . . . . . . . . .  $3,491         $3,396
                                                  --------       --------
                                                  --------       --------
See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                    Three Months Ended
                                                  -----------------------
                                                  03/01/97       03/02/96
                                                  --------       --------
                                                       (In Millions)
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $   39         $   33
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization . . . . . . . .      26             27
    Change in noncurrent deferred
     income taxes . . . . . . . . . . . . . . . .      (4)             -
    Change in net working capital
      excluding cash, current debt,
      acquisitions and dispositions . . . . . . .     (10)            11
    Change in insurance items:
     Deferred policy acquisition costs. . . . . .     (19)           (12)
     Other, net . . . . . . . . . . . . . . . . .      15             14
     Other, net . . . . . . . . . . . . . . . . .       3             (5)
                                                  --------       --------
Net cash flows from operating activities  . . . .      50             68
                                                  --------       --------
Cash flows from investing activities:
  Capital expenditures, net . . . . . . . . . . .     (13)           (21)
  Insurance investments:
    Purchases . . . . . . . . . . . . . . . . . .    (327)          (112)
    Proceeds on maturities. . . . . . . . . . . .      40             16
    Proceeds on sales prior to maturity . . . . .     222             53
                                                  --------       --------
Net cash flows from investing
 activities . . . . . . . . . . . . . . . . . . .     (78)           (64)
                                                  --------       --------
Cash flows from financing activities:
  Additions (reductions) to debt, net . . . . . .      (4)            13
  Payment of cash dividends . . . . . . . . . . .     (11)           (11)
  Treasury stock acquisitions . . . . . . . . . .       -             (9)
  Insurance premiums received . . . . . . . . . .     147             96
  Insurance benefits paid . . . . . . . . . . . .     (70)           (61)
                                                  --------       --------
Net cash flows from financing
 activities . . . . . . . . . . . . . . . . . . .      62             28
                                                  --------       --------
Net increase in cash and
 cash equivalents . . . . . . . . . . . . . . . .      34             32

Cash and cash equivalents:
 At beginning of period . . . . . . . . . . . . .     266            171
                                                  --------       --------
 At end of period . . . . . . . . . . . . . . . .  $  300         $  203
                                                  --------       --------
                                                  --------       --------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in millions)

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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                     03/01/97     11/30/96
                                                    ----------   ----------
     Allowance for possible losses and
          discounts on trade receivables..........       $  18        $  19

     Accumulated depreciation of equipment
          leased to others and property...........       $ 600        $ 588

     Accumulated amortization of intangible
          assets..................................       $ 147        $ 145

     Capital Stock:
          Preferred stock, without par value:
              Authorized 1,000,000 shares;
                Shares issued.....................        None         None
          Common stock, without par value:
              Authorized 199,000,000 shares;
                Shares issued.....................  80,323,912   80,323,912

3.   Earnings per Common Share

     Earnings per common share were computed by dividing net income ($38,504 thousand for the three months of 1997 and $33,338 thousand for the three months of 1996) by the average number of common shares outstanding during each period (68,792,649 for the three months of 1997 and 70,131,090 for the three months of 1996). Under a program begun in 1983, the Company has acquired to date 13,008,672 shares of common stock of which 1,561,675 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

4.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. There was no material change in the status of this litigation during the quarter ended March 1, 1997.

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




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Consolidated net revenues of $446 million were up $12 million or 3%. Health Care sales declined $10 million or 7% due primarily to lower Hill-Rom sales in Germany and France, reflecting government cost and price controls and continued economic softness in those countries. First quarter 1996 also included sales for Block Medical which was sold in the third quarter of last year. These items were partially offset by growth in Hill-Rom's acute care and long-term care markets. The growth in acute care was led by increased sales of communications, architectural and operating room products, including good acceptance of new product offerings. Sales at Medeco Security Locks were essentially flat year over year. Health Care rental revenues were up marginally in the first quarter. Growth in both the home care market (higher units in use and higher rates) and long-term care market (higher units in use partially offset by lower rates) were partially offset by lower revenues in the acute care market (lower rates partially offset by higher units in use). Rental revenues in Europe were down marginally. Sales at Batesville Casket were up $10 million or 7%. Traditional casket unit volume increased due to higher deaths and growth in market share. Sales of Options-TM-cremation products also increased. Insurance revenues grew $11 million or 21%. Investment income was up due to the larger investment portfolio as yields were essentially unchanged. Earned premium revenue increased due to a greater number policies in force year over year.

Gross profit on Health Care sales of $61 million increased $3 million or 5% and as a percentage of sales improved from 39% to 44%. This improvement was due to reduced sales of lower-margin European products, the favorable impact of higher U.S. volume on the fixed manufacturing expense base and the effect of ongoing cost and process improvements. Gross profit on rental revenues declined $1 million or 3% and as a percentage of revenue was 36% compared with 38% in the first quarter of 1996. The lower margins were due to slightly higher service costs and therapy unit depreciation expense. Gross profit on Funeral Services sales increased $7 million or 11% and as a percentage of sales improved from 47% to 48%. These increases were due to higher sales volume and productivity improvements.

Profit on insurance operations (net of other operating expenses) increased from $3 million in the first quarter of 1996 to $7 million in 1997 due to higher investment income, increased levels of insurance in force and control of operating expenses.

Other operating expenses increased $7 million or 6% and as a percentage of revenues were unchanged at 26%. Costs associated with Medeco's direct distribution system (implemented in the fourth quarter of 1996) and higher compensation and investment costs were offset by reduced fixed costs in Europe and cost control and process improvements throughout all operations.

The Company's consolidated effective income tax rate was 39% versus 41% in the first quarter of 1996. This decline was due primarily to lower losses in Hill-Rom's European operations. The Company does not currently derive any tax benefit from these losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $266 million at the end of 1996 to $300 million at the end of the first quarter. Cash flows from operating activities of $50 million were down $18 million from the first quarter of 1996 due to an increase in working capital from year end, partially offset by higher earnings. While net working capital is up from year end 1996 (primarily reflecting higher accounts receivable at Hill-Rom due to lower prepayments), it is down compared with the first quarter of 1996. Inventories declined $8 million in last year's first quarter due to shipment of a relatively large back log of electric bed orders. Accounts receivable days sales outstanding were 72 at both the end of the first quarter and the end of 1996. Annualized inventory turns improved to 12.4 from 11.4 in fiscal 1996 due to strong first quarter shipments at Batesville Casket. Working capital management is a key component of the Company's continuous improvement efforts.

Capital spending of $13 million was down $8 million due to lower therapy rental unit production and avoidance of expenditures on improvement of European operations in the first quarter of 1996. The Forethought Group continues to liquidate and redeploy portions of its investment portfolio in order to match maturities with expected benefit payments and maximize yields within statutory and management constraints.

FACTORS THAT MAY AFFECT FUTURE RESULTS

While the Company has managed to reduce the losses on its operations in Europe year over year through consolidation of operations and other process improvements, there has not yet been a measurable improvement in the European health care capital sales or therapy rental markets.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit No.                    Description
    ------------                   -----------
         27                        Financial Data Schedule


B.  Reports on Form 8-K

    There were no reports filed on Form 8-K during the first quarter ended March 1, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HILLENBRAND INDUSTRIES, INC.

DATE:  April 14, 1997           BY:   /S/   Tom E. Brewer
                                    ----------------------------------
                                            Tom E. Brewer
                                            Chief Financial Officer


DATE:  April 14, 1997           BY:   /S/   James D. Van De Velde
                                    ----------------------------------
                                            James D. Van De Velde
                                            Controller