Form 10-Q
period 1997-05-31
HILLENBRAND INDUSTRIES INC
filed 1997-07-15
CIK 47518

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

   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997    COMMISSION FILE NO. 1-6651

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

               Yes      X                   No
                  -------------               --------------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       Common Stock, without par value - 68,796,966 as of July 8, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HILLENBRAND INDUSTRIES, INC.

                              INDEX TO FORM 10-Q


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements (Unaudited)

            Consolidated Income for the Three Months and Six Months        3
               Ended 5/31/97 and 6/1/96

            Consolidated Balance Sheets,                                   4
               5/31/97 and 11/30/96

            Consolidated Cash Flows for the Six Months                     5
               Ended 5/31/97 and 6/1/96

            Notes to Consolidated Financial Statements                    6-8

   Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8-10


PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote
               of Security Holders                                         11

   Item 6 - Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                 12

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income

                                                     Three Months Ended      Six Months Ended
                                                   ---------------------   ---------------------
                                                    05/31/97    06/01/96   05/31/97     06/01/96
                                                   ----------  ---------   --------     --------
                                                         (In Millions Except Per Share Data)
Net revenues:
  Health Care sales . . . . . . . . . . . . . . . . $   133     $  144     $   272       $   293
  Health Care rentals . . . . . . . . . . . . . . .      93         94         189           189
  Funeral Services  . . . . . . . . . . . . . . . .     135        133         282           270
  Insurance . . . . . . . . . . . . . . . . . . . .      65         53         129           106
                                                    -------     ------     -------       -------
  Total revenues. . . . . . . . . . . . . . . . . .     426        424         872           858

Cost of revenues:
  Health Care cost of goods sold  . . . . . . . . .      76         84         154           175
  Health Care rental expenses . . . . . . . . . . .      55         60         116           119
  Funeral Services. . . . . . . . . . . . . . . . .      70         71         146           144
  Insurance . . . . . . . . . . . . . . . . . . . .      48         40          95            81
                                                    -------     ------     -------       -------
  Total cost of revenues. . . . . . . . . . . . . .     249        255         511           519

Other operating expenses. . . . . . . . . . . . . .     114        109         232           220
                                                    -------     ------     -------       -------
Operating profit. . . . . . . . . . . . . . . . . .      63         60         129           119

Interest expense. . . . . . . . . . . . . . . . . .      (5)        (6)        (11)          (12)

Other income, net . . . . . . . . . . . . . . . . .       3          2           7             5
                                                    -------     ------     -------       -------
Income before income taxes. . . . . . . . . . . . .      61         56         125           112

Income taxes. . . . . . . . . . . . . . . . . . . .      24         22          49            45
                                                    -------     ------     -------       -------
Net income . . . . . . . . . . . . . . . . . . . .  $    37     $   34     $    76       $    67
                                                    -------     ------     -------       -------
                                                    -------     ------     -------       -------
Net income per common share  . . . . . . . . . . .  $   .54     $  .48     $  1.10       $   .96
                                                    -------     ------     -------       -------
                                                    -------     ------     -------       -------
Dividends per common share . . . . . . . . . . . .  $  .165     $ .155     $   .33       $   .31
                                                    -------     ------     -------       -------
                                                    -------     ------     -------       -------
Average shares outstanding (thousands)               68,797     69,783      68,795        69,957
                                                    -------     ------     -------       -------
                                                    -------     ------     -------       -------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheet


ASSETS                                                             05/31/97          11/30/96
                                                                   --------          --------
                                                                          (In Millions)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $   312            $   266
  Trade receivables . . . . . . . . . . . . . . . . . . . . . . .      293                287
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .       87                 96
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47                 45
                                                                  --------           --------
   Total current assets . . . . . . . . . . . . . . . . . . . . .      739                694

Equipment leased to others, net . . . . . . . . . . . . . . . . .       89                 93
Property, net . . . . . . . . . . . . . . . . . . . . . . . . . .      240                253

Other assets:
  Intangible assets, net. . . . . . . . . . . . . . . . . . . . .      130                149
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .       54                 50
                                                                  --------           --------
   Total other assets . . . . . . . . . . . . . . . . . . . . . .      184                199
Insurance assets:
  Investments . . . . . . . . . . . . . . . . . . . . . . . . . .    1,738              1,663
  Deferred  policy acquisition costs  . . . . . . . . . . . . . .      440                406
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       62                 44
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50                 44
                                                                  --------           --------
   Total insurance assets . . . . . . . . . . . . . . . . . . . .    2,290              2,157
                                                                  --------           --------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . $  3,542           $  3,396
                                                                  --------           --------
                                                                  --------           --------
LIABILITIES

Current liabilities:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . $     61           $     74
  Current portion of long-term debt . . . . . . . . . . . . . . .        1                  1
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . .       48                 50
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      178                195
                                                                  --------           --------
   Total current liabilities. . . . . . . . . . . . . . . . . . .      288                320
Other liabilities:
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .      204                204
  Other long-term liabilities . . . . . . . . . . . . . . . . . .       80                 74
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .       12                 13
                                                                  --------           --------
   Total other liabilities. . . . . . . . . . . . . . . . . . . .      296                291
Insurance liabilities:
  Benefit reserves. . . . . . . . . . . . . . . . . . . . . . . .    1,559              1,449
  Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . .      569                528
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28                 21
                                                                  --------           --------
   Total insurance liabilities. . . . . . . . . . . . . . . . . .    2,156              1,998
                                                                  --------           --------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .    2,740              2,609
                                                                  --------           --------
Commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . .        4                  4
  Additional paid-in capital. . . . . . . . . . . . . . . . . . .       14                 14
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .    1,026                973
  Accumulated unrealized gain (loss) on
   investments. . . . . . . . . . . . . . . . . . . . . . . . . .       (5)                21
  Foreign currency translation adjustment . . . . . . . . . . . .       (2)                10
  Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .     (235)              (235)
                                                                  --------           --------
   Total shareholders' equity . . . . . . . . . . . . . . . . . .      802                787
                                                                  --------           --------
Total liabilities and
 shareholders' equity . . . . . . . . . . . . . . . . . . . . . . $  3,542           $  3,396
                                                                  --------           --------
                                                                  --------           --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                                                  Six Months Ended
                                                                               -----------------------
                                                                               05/31/97       06/01/96
                                                                               --------       --------
                                                                                    (In Millions)
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  76          $  67
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         54             53
    Change in noncurrent deferred
     income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4)            (1)
    Change in net working capital
      excluding cash, current debt,
      acquisitions and dispositions  . . . . . . . . . . . . . . . . . . .        (18)             9
    Change in insurance items:
     Deferred policy acquisition costs . . . . . . . . . . . . . . . . . .        (35)           (29)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18             21
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8             (3)
                                                                                -----          -----
Net cash provided by operating activities  . . . . . . . . . . . . . . . .         99            117
                                                                                -----          -----

Investing activities:
  Capital expenditures, net  . . . . . . . . . . . . . . . . . . . . . . .        (38)           (50)
  Acquisitions of businesses . . . . . . . . . . . . . . . . . . . . . . .          -             (2)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5)            (3)
  Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (424)          (224)
    Proceeds on maturities . . . . . . . . . . . . . . . . . . . . . . . .         64             44
    Proceeds on sales prior to maturity. . . . . . . . . . . . . . . . . .        246             87
                                                                                -----          -----
Net cash used in investing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (157)          (148)
                                                                                -----          -----

Financing activities:
  Additions (reductions) to debt, net. . . . . . . . . . . . . . . . . . .         (6)            18
  Payment of cash dividends. . . . . . . . . . . . . . . . . . . . . . . .        (23)           (22)
  Treasury stock acquisitions. . . . . . . . . . . . . . . . . . . . . . .          -            (31)
  Insurance premiums received  . . . . . . . . . . . . . . . . . . . . . .        267            213
  Insurance benefits paid  . . . . . . . . . . . . . . . . . . . . . . . .       (134)          (118)
                                                                                -----          -----
Net cash provided by financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        104             60
                                                                                -----          -----
Total cash flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46             29

Cash and cash equivalents:
 At beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .        266            171
                                                                                -----          -----
 At end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 312          $ 200
                                                                                -----          -----
                                                                                -----          -----

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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:
                                                       05/31/97      11/30/96
                                                       --------      --------
   Allowance for possible losses and
       discounts on trade receivables..............       $ 18         $ 19

  Accumulated depreciation of equipment
       leased to others and property...............       $609         $588

  Accumulated amortization of intangible
       assets......................................       $149         $145

  Capital Stock:
         Preferred stock, without par value:
             Authorized 1,000,000 shares;
               Shares issued.......................      None          None
         Common stock, without par value:
             Authorized 199,000,000 shares;
               Shares issued........................  80,323,912    80,323,912

3.   Earnings per Common Share

     Earnings per common share were computed by dividing net income ($36,953 thousand for the three months of 1997; $75,457 thousand for the six months of 1997; $33,638 thousand for the three months of 1996; and $66,976 thousand for the six months of 1996) by the average number of common shares outstanding during each period (68,796,966 for the three months of 1997; 68,794,808 for the six months of 1997; 69,782,956 for the three months of 1996; and 69,957,023 for the six months of 1996). Under a program begun in 1983, the Company has acquired to date 13,008,672 shares of common stock of which 1,561,675 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

4.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended May 31, 1997.

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended May 31, 1997.

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




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

Consolidated net revenues of $426 million were up $2 million. Health Care sales declined $11 million or 8% due to a mix down in products sold in the North America acute care market, unfavorable foreign currency adjustments and lower shipments in Europe (sales were down in Germany and up in France) and the disposition of Block Medical, the revenues of which were included in second quarter 1996 results. These shortfalls were partially offset by increased bed sales in the North America long-term care market. Sales at Medeco Security Locks were essentially flat year over year. Health Care rental revenues of $93 million were down $1 million from the second quarter of 1996 as increased units in use in the North America acute care, long-term care and home care markets were offset by a shift down in product mix and price pressures. Average rental rates were down in acute care and long-term care and up slightly in home care. Rental revenues in Europe were marginally lower. Funeral Services sales increased $2 million or 2% due to higher traditional casket unit volume. This growth reflected increased market share as deaths were down versus the second quarter of 1996. Cremation product sales grew at double digit rates. These increases were partially offset by an overall shift down in product mix.

Insurance revenues grew $12 million or 23%. Investment income was up due to the larger investment portfolio and higher yields. Earned premium revenue increased due to a greater number of policies in force year over year.

Gross profit on Health Care sales of $57 million was down $3 million or 5% and as a percentage of sales improved from 42% to 43%. This improvement was due primarily to reduced sales of lower-margin European products and the favorable effect of ongoing cost and process improvements. Gross profit on rental revenues increased $4 million or 12% and as a percentage of revenues grew from 36% to 41% due to improved therapy unit service costs in the second quarter. Gross profit on Funeral Services sales increased $3 million or 5% and as a percentage of sales improved from 47% to 48%. These increases were due to higher sales volume and productivity improvements.

Insurance operating profit (which is net of other operating expenses) increased from $5 million in the second quarter of 1996 to $9 million in 1997 due to higher investment income, increased levels of insurance in force and control of operating expenses.

Other operating expenses (including those associated with insurance operations) increased $5 million or 5% and as a percentage of revenues were up slightly from 26% to 27%. Costs associated with Medeco's direct distribution system (implemented in the fourth quarter of 1996) and higher new product development and compensation expenses were offset by reduced fixed costs in Europe and cost control and process improvements in all operations.

The Company's consolidated effective income tax rate of 39% was essentially unchanged from the second quarter of 1996.

SIX MONTHS ENDED MAY 31, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 1, 1996

Except as noted below, the factors affecting second quarter comparisons also affected year to date comparisons.

Consolidated net revenues were up $14 million or 2%. Health Care sales declined $21 million or 7% due to lower sales in Europe (primarily Germany), unfavorable foreign currency adjustments, the disposition of Block Medical and a mix down in products sold in the North America acute care market. Bed sales were higher year to date in the North America long-term care market. Sales at Medeco Security Locks were down slightly. Health Care rental revenues of $189 million were equal to the comparable period in 1996. In North America, revenues were up in home care and long-term care and down in acute care and units in use were higher in all markets. Average rental rates were down in acute care and long-term care due to a shift down in product mix and price pressures; rates were up in the home care market. Rental revenues in Europe were down versus 1996. Funeral Services sales increased $12 million or 4% due to higher traditional casket unit volume, reflecting increased market share against lower deaths. Cremation product sales were also up. An overall shift down in product mix partially offset these improvements. Insurance revenues grew $23 million or 22% due to the growth in investment income and earned premium revenue.

Gross profit on Health Care sales of $118 million was unchanged from 1996 and as a percentage of sales improved from 40% to 43%. Lower shipments in North America in the second quarter and in Europe in the first and second quarters were offset by decreased sales of lower-margin European products and cost and process improvements. Gross profit on rental revenues increased $3 million or 4% and as a percentage of revenues improved from 37% to 39%. Lower therapy service costs in the second quarter offset slightly higher costs in the first quarter. Gross profit on Funeral Services sales increased $10 million or 8% and as a percentage of sales improved from 47% to 48%.

Insurance operating profit doubled from $8 million in 1996 to $16 million in 1997.

Other operating expenses increased $12 million or 5% and as a percentage of revenues were 27% versus 26% in 1996.

The consolidated effective income tax rate of 39% was down slightly from 40% in 1996 due to lower losses in Hill-Rom's European operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $266 million at the end of 1996 to $312 million at the end of the second quarter. Cash flows from operating activities of $99 million were down $18 million versus the first six months of 1996 due to an increase in working capital from year end, partially offset by higher earnings. Higher accounts receivable (primarily reflecting lower prepayments and higher Medicare receivables at Hill-Rom) and lower accrued expenses were partially offset by lower inventories at Hill-Rom. Accounts receivable days sales outstanding were 72 at both the end of the second quarter and the end of 1996. Annualized inventory turns improved to 12.7 from 11.4 in fiscal 1996 due primarily to strong first quarter shipments at Batesville Casket.

Capital spending of $38 million was down $12 million due to lower therapy rental unit production and avoidance of expenditures on improvement of European operations in 1996. The Forethought Group continues to liquidate and redeploy portions of its investment portfolio in order to match maturities with expected benefit payments and maximize yields within statutory and management constraints.

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

                               PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 8, 1997. Matters voted upon by proxy were: the election of four directors nominated for three year terms expiring in 2000, approval of the Company's 1996 Stock Option Plan and the ratification of the Board of Directors' appointment of Price Waterhouse LLP as independent auditors of the Company.

                                            Voted                     Broker
                                             For        Withheld      Non-Vote
                                             ---        ---------     --------
Election of directors in Class I for
  terms expiring in 2000:

  Peter F. Coffaro                        60,335,869     781,979         0
  Edward S. Davis                         60,340,937     776,911         0
  Leonard Granoff                         60,335,380     782,468         0
  W August Hillenbrand                    60,350,737     767,111         0

Messrs. Lawrence R. Burtschy, Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors, and Messrs. John C. Hancock, George M. Hillenbrand II and John A. Hillenbrand II will continue to serve as Class III directors.

                                           Voted      Voted              Broker
                                            For      Against  Abstained Non-Vote
                                            ---      -------  --------- --------
Proposal to approve the Company's
  1996 Stock Option Plan:                59,274,370 1,616,480  218,991    0

Proposal to ratify Price Waterhouse LLP
  as the Company's independent
  auditors                               60,972,111    68,929   76,817    0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit No.                    Description
    -----------                    -----------

       27                          Financial Data Schedule


B.  Reports on Form 8-K

    There were no reports filed on Form 8-K during the second quarter ended May 31, 1997.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HILLENBRAND INDUSTRIES, INC.

DATE:  July 11, 1997                  BY:   /S/   Tom E. Brewer
                                         ---------------------------------
                                                  Tom E. Brewer
                                                  Chief Financial Officer


DATE:  July 11, 1997                  BY:   /S/   James D. Van De Velde
                                         ---------------------------------
                                                  James D. Van De Velde
                                                  Controller