Form 10-Q
period 1997-08-30
HILLENBRAND INDUSTRIES INC
filed 1997-10-14
CIK 47518

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED AUGUST 30, 1997    COMMISSION FILE NO. 1-6651

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

                                    (812) 934-7000
                 (Registrant's telephone number, including area code)

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

         Common Stock, without par value - 68,801,564 as of October 3, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             HILLENBRAND INDUSTRIES, INC.

                                  INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

               Consolidated Income for the Three Months and Nine            3
                    Months Ended 8/30/97 and 8/31/96

               Consolidated Balance Sheets,                                 4
                    8/30/97 and 11/30/96

               Consolidated Cash Flows for the Nine Months                  5
                    Ended 8/30/97 and 8/31/96

               Notes to Consolidated Financial Statements                   6-8

     Item 2 -  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8-10


PART II - OTHER INFORMATION

     Item 5 -  Other Information                                            11

     Item 6 -  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                  11

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                 Three Months Ended                          Nine Months Ended
                                               08/30/97       08/31/96                 08/30/97             08/31/96
                                               --------     ----------               ----------           ----------
                                                                  (In Millions Except Per Share Data)
Net revenues:
     Health Care sales . . . . . . . . .       $    143     $      135                $     415           $     428
     Health Care rentals . . . . . . . .             92             91                      281                 280
     Funeral Services. . . . . . . . . .            125            123                      407                 393
     Insurance . . . . . . . . . . . . .             69             55                      198                 161
                                               --------     ----------               ----------           ----------
     Total revenues. . . . . . . . . . .            429            404                    1,301               1,262

Cost of revenues:
     Health Care cost of goods sold. . .             79             80                      233                 255
     Health Care rental expenses . . . .             59             57                      175                 176
     Funeral Services. . . . . . . . . .             64             66                      210                 210
     Insurance . . . . . . . . . . . . .             48             38                      143                 119
                                               --------     ----------               ----------           ----------
     Total cost of revenues. . . . . . .            250            241                      761                 760

Other operating expenses . . . . . . . .            121            107                      353                 327
                                               --------     ----------               ----------           ----------
Operating profit . . . . . . . . . . . .             58             56                      187                 175

Interest expense . . . . . . . . . . . .             (6)            (7)                     (17)                (19)

Other income, net. . . . . . . . . . . .              6              8                       13                  13
                                               --------     ----------               ----------           ----------
Income before income taxes . . . . . . .             58             57                      183                 169

Income taxes . . . . . . . . . . . . . .             23             23                       72                  68
                                               --------     ----------               ----------           ----------
Net income . . . . . . . . . . . . . . .       $     35     $       34                $     111           $     101
                                               --------     ----------               ----------           ----------
                                               --------     ----------               ----------           ----------
Net income per common share. . . . . . .       $    .51     $      .50                $    1.61           $    1.46
                                               --------     ----------               ----------           ----------
                                               --------     ----------               ----------           ----------
Dividends per common share . . . . . . .       $   .165     $     .155                $    .495           $    .465
                                               --------     ----------               ----------           ----------
                                               --------     ----------               ----------           ----------
Average shares outstanding (thousands) .         68,801         69,197                   68,797              69,704
                                               --------     ----------               ----------           ----------
                                               --------     ----------               ----------           ----------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS                                                   08/30/97     11/30/96
                                                         --------     --------
                                                              (In Millions)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .       $    330     $    266
  Trade receivables. . . . . . . . . . . . . . . .            295          287
  Inventories. . . . . . . . . . . . . . . . . . .             87           96
  Other. . . . . . . . . . . . . . . . . . . . . .             45           45
                                                         --------     --------
   Total current assets. . . . . . . . . . . . . .            757          694

Equipment leased to others, net. . . . . . . . . .             90           93
Property, net. . . . . . . . . . . . . . . . . . .            236          253

Other assets:
  Intangible assets, net . . . . . . . . . . . . .            122          149
  Other assets . . . . . . . . . . . . . . . . . .             51           50
                                                         --------     --------
   Total other assets. . . . . . . . . . . . . . .            173          199
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . .          1,839        1,663
  Deferred  policy acquisition costs . . . . . . .            457          406
  Deferred income taxes. . . . . . . . . . . . . .             53           44
  Other. . . . . . . . . . . . . . . . . . . . . .             48           44
                                                         --------     --------
   Total insurance assets. . . . . . . . . . . . .          2,397        2,157
                                                         --------     --------
Total assets . . . . . . . . . . . . . . . . . . .       $  3,653     $  3,396
                                                         --------     --------
                                                         --------     --------
LIABILITIES

Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . .       $     59     $     74
  Current portion of long-term debt. . . . . . . .              1            1
  Trade accounts payable . . . . . . . . . . . . .             48           50
  Other. . . . . . . . . . . . . . . . . . . . . .            183          195
                                                         --------     --------
   Total current liabilities . . . . . . . . . . .            291          320
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . .            204          204
  Other long-term liabilities. . . . . . . . . . .             73           74
  Deferred income taxes. . . . . . . . . . . . . .             11           13
                                                         --------     --------
   Total other liabilities . . . . . . . . . . . .            288          291
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . .          1,613        1,449
  Unearned revenue . . . . . . . . . . . . . . . .            587          528
  Other  . . . . . . . . . . . . . . . . . . . . .             35           21
                                                         --------     --------
   Total insurance liabilities . . . . . . . . . .          2,235        1,998
                                                         --------     --------
Total liabilities. . . . . . . . . . . . . . . . .          2,814        2,609
                                                         --------     --------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . .              4            4
  Additional paid-in capital . . . . . . . . . . .             14           14
  Retained earnings. . . . . . . . . . . . . . . .          1,050          973
  Accumulated unrealized gain on
   investments . . . . . . . . . . . . . . . . . .             14           21
  Foreign currency translation adjustment. . . . .             (8)          10
  Treasury stock . . . . . . . . . . . . . . . . .           (235)        (235)
                                                         --------     --------
   Total shareholders' equity. . . . . . . . . . .            839          787
                                                         --------     --------
Total liabilities and
 shareholders' equity. . . . . . . . . . . . . . .       $  3,653     $  3,396
                                                         --------     --------
                                                         --------     --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                           Nine Months Ended
                                                         08/30/97     08/31/96
                                                         --------     --------
                                                             (In Millions)
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . .       $    111     $    101
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization  . . . . . . . .             79           78
    Change in noncurrent deferred
     income taxes. . . . . . . . . . . . . . . . .             (6)          (3)
    Gain on sale of business . . . . . . . . . . .              -           (2)
    Change in net working capital
      excluding cash, current debt,
      acquisitions and dispositions. . . . . . . .            (12)          (4)
    Change in insurance items:
     Deferred policy acquisition costs . . . . . .            (51)         (48)
     Other, net. . . . . . . . . . . . . . . . . .             31           35
    Other, net . . . . . . . . . . . . . . . . . .              6            3
                                                         --------     --------
Net cash provided by operating activities. . . . .            158          160
                                                         --------     --------

Investing activities:
  Capital expenditures, net. . . . . . . . . . . .            (63)         (71)
  Acquisitions of businesses . . . . . . . . . . .              -           (2)
  Other investments. . . . . . . . . . . . . . . .             (5)          (3)
  Proceeds on sale of business . . . . . . . . . .              -           15
  Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . .           (578)        (342)
    Proceeds on maturities . . . . . . . . . . . .             73           59
    Proceeds on sales prior to maturity. . . . . .            323          113
                                                         --------     --------
Net cash used in investing
 activities. . . . . . . . . . . . . . . . . . . .           (250)        (231)
                                                         --------     --------

Financing activities:
  Additions (reductions) to debt, net. . . . . . .             (5)          28
  Payment of cash dividends. . . . . . . . . . . .            (34)         (32)
  Treasury stock acquisitions. . . . . . . . . . .              -          (51)
  Insurance premiums received. . . . . . . . . . .            388          338
  Insurance benefits paid. . . . . . . . . . . . .           (193)        (170)
                                                         --------     --------
Net cash provided by financing
 activities. . . . . . . . . . . . . . . . . . . .            156          113
                                                         --------     --------

Total cash flows . . . . . . . . . . . . . . . . .             64           42

Cash and cash equivalents:
 At beginning of period. . . . . . . . . . . . . .            266          171
                                                         --------     --------
 At end of period. . . . . . . . . . . . . . . . .       $    330     $    213
                                                         --------     --------
                                                         --------     --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in millions)

1.   Basis of Presentation

     The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements herein have been prepared in accordance with the Company's understanding of the instructions to Form 10-Q. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods.

2.   Supplementary Income Statement Information

     Other income, net, is comprised of the following:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        ------------------   ------------------
                                        08/30/97  08/31/96   08/30/97  08/31/96
                                        --------  --------   --------  --------
     Investment income--non-insurance      5          5          14        13
     Gain on sale of assets of Block
      Medical before income taxes          --         3          --         3
     Other, net                            1         --          (1)       (3)
                                        --------  --------   --------  --------
                                           6          8          13        13
                                        --------  --------   --------  --------
                                        --------  --------   --------  --------

3.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                         08/30/97     11/30/96
                                                         --------     --------
     Allowance for possible losses and
          discounts on trade receivables . . . . .           $ 19         $ 19

     Accumulated depreciation of equipment
          leased to others and property. . . . . .           $617         $588

     Accumulated amortization of intangible
          assets . . . . . . . . . . . . . . . . .           $151         $145

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued. . . . . . . . . .           None         None
            Common stock, without par value:
                Authorized 199,000,000 shares;
                  Shares issued. . . . . . . . . .     80,323,912   80,323,912

4.   Earnings per Common Share

     Earnings per common share were computed by dividing net income ($35,165 thousand for the three months of 1997; $110,622 thousand for the nine months of 1997; $34,684 thousand for the three months of 1996; and $101,660 thousand for the nine months of 1996) by the average number of common shares outstanding during each period (68,800,958 for the three months of 1997; 68,796,858 for the nine months of 1997; 69,196,739 for the three months of 1996; and 69,703,595 for the nine months of 1996). Under a program begun in 1983, the Company has acquired to date 13,008,672 shares of common stock of which 1,568,061 shares have been reissued for general corporate purposes. The remaining treasury stock has been excluded in determining the average number of shares outstanding during each period. Common share equivalents arising from shares awarded under the Senior Executive Compensation Program which was initiated in fiscal year 1978 and various deferred share equivalents have also been excluded from the computation because of their insignificant dilutive effect.

5.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended August 30, 1997.

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended
     August 30, 1997.

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




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Consolidated net revenues of $429 million were up $25 million or 6%. Health Care sales grew $8 million or 6% due to increased shipments and improved product mix in the acute care, nurse communications and long-term care markets in North America. These gains were partially offset by lower sales in Europe (primarily Germany), unfavorable currency adjustments and the disposition of Block Medical, the revenues of which were included in third quarter 1996 results. Sales at Medeco Security Locks were up due to increased shipments in door security and, to a lesser extent, route management. Health Care rental revenue was essentially flat as higher units in use in the North America acute care, long-term care and home care markets was mostly offset by lower rates in all markets (due to a mix down in product utilization and pricing pressures) and unfavorable currency adjustments in Europe. Funeral Services sales increased $2 million or 2%. Growth in casket unit volume (despite a lower death rate) was partially offset by a shift down in product mix. Cremation product sales continued to grow at double digit rates. Insurance revenues were up $14 million or 25%. Earned premium revenue increased due to the greater number of policies in force year over year. Investment income increased on the strength of the larger investment portfolio and higher yields.

Gross profit on Health Care sales of $64 million increased $9 million or 16% and as a percentage of sales improved from 41% to 45%. This improvement was due to higher product mix in North America, reduced sales of lower-margin European products, the favorable effect of higher sales on the fixed manufacturing cost base, and cost and productivity improvements in all operations. Gross profit on rental revenues declined $1 million or 3% and as a percentage of revenues was down slightly from 37% to 36%. This change reflects the aforementioned downward shift in product mix and pricing pressures, largely offset by improved therapy unit service costs. Gross profit on Funeral Services sales was up $4 million or 7% and as a percentage of sales was 49% versus 46% in last year's third quarter. Productivity improvements more than offset the negative effect of lower product mix on the gross profit margin.

Insurance operating profit (which is net of other operating expenses) increased 22% from $9 million in 1996 to $11 million in 1997 due to increased levels of insurance in force, higher investment income and control of operating expenses.

Other operating expenses (including those associated with insurance operations) increased $14 million or 13% and as a percentage of revenues were 28% versus 26% in 1996. Higher incentive compensation expense (reflecting improved performance), costs associated with Medeco's direct distribution system (implemented in the fourth quarter of 1996) and increased new product development costs were partially offset by lower fixed costs in Europe and process improvements in all operations.

The consolidated effective income tax rate was 40% in both 1997 and 1996. In 1996, the income tax benefit of approximately $6 million generated by the book and tax differences in the basis of Block Medical was offset by an increase in the provision resulting from higher operating losses in Europe.

NINE MONTHS ENDED AUGUST 30, 1997 COMPARED WITH NINE MONTHS ENDED
AUGUST 31, 1996

Except as noted below, the factors affecting third quarter comparisons also affected year to date comparisons.

Consolidated net revenues were up $39 million or 3%. Health Care sales declined $13 million or 3% due to lower sales in Europe (primarily Germany), unfavorable currency adjustments and the disposition of Block Medical. These items were partially offset by higher shipments in the acute care, nurse communications and long-term care markets in North America. Product mix in the acute care market, which was unfavorable in the first and second quarters, began trending positive in the third quarter. Sales at Medeco were up marginally, with higher door security shipments being mostly offset by lower route management shipments in the first and second quarters. Health Care rental revenue was essentially unchanged as increased units in use in all North America markets was mostly offset by lower rates in North America, and lower revenue in Europe. Funeral Services sales increased $14 million or 4% due to higher casket unit volume (reflecting increased market share against lower deaths) and an increase in cremation product sales. These gains were partially offset by a shift down in casket product mix. Insurance revenue growth of $37 million or 23% was generated by higher earned premium revenue and investment income.

Gross profit on Health Care sales of $182 million was up $9 million or 5% and as a percentage of sales improved from 40% to 44%. The gross profit dollar growth was generated primarily in the third quarter as lower acute care shipments in the second quarter offset modest first quarter growth. The margin improvement reflects reduced sales of lower-margin European products, the favorable effect of higher sales on the fixed manufacturing cost base and various cost and productivity improvements. Gross profit on rental revenues was up $2 million or 2% and as a percentage of revenues improved from 37% to 38%. The pricing pressures and negative trend in product mix became more prevalent in the third quarter but were more than offset by the improvements realized in therapy unit service costs. Gross profit on Funeral Services sales increased $14 million or 8% and as a percentage of sales improved from 47% to 48%.

Other operating expenses increased $26 million or 8% and as a percentage of revenues were 27% versus 26% in 1996. Most of this growth occurred in the third quarter and reflects higher incentive compensation, Medeco's direct distribution system and new product development.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) increased from $266 million at the end of 1996 to $330 million at the end of the third quarter. Cash flows from operating activities of $158 million were down $2 million versus the first nine months of 1996 due to a greater increase in working capital from year end, mostly offset by higher earnings. Higher accounts receivable (primarily reflecting lower prepayments and higher Medicare receivables at Hill-Rom) and lower accrued expenses were partially offset by lower inventories at Hill-Rom and Batesville Casket. Accounts receivable days sales outstanding were 73 at the end of the third quarter compared with 72 at the end of 1996. Annualized inventory turns improved to 12.7 from 11.4 in fiscal 1996 due primarily to strong first quarter shipments at Batesville Casket and strong third quarter shipments at Hill-Rom.

Capital spending of $63 million was down $8 million due to lower therapy rental unit production and avoidance of expenditures on improvement of European operations in 1996. The Forethought Group continues to liquidate and redeploy portions of its investment portfolio in order to match maturities with expected benefit payments and maximize yields within statutory and management constraints.

FACTORS THAT MAY AFFECT FUTURE RESULTS

While the Company has managed to reduce the losses on its operations in Europe year over year through consolidation of operations and other process improvements, there has not yet been a measurable improvement in the European health care capital sales or therapy rental markets. The Company believes it is well positioned to succeed in these markets when they do improve.

                             PART II - OTHER INFORMATION



ITEM 5.   OTHER INFORMATION

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to "Disclosure Regarding Forward-Looking Statements" in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 which lists important factors that could cause actual results to differ materially from those discussed in this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27        Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the third quarter ended August 30, 1997.






                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  October 10, 1997       BY:   /S/   Tom E. Brewer
                                    ------------------------------------
                                          Tom E. Brewer
                                          Chief Financial Officer


DATE:  October 10, 1997       BY:   /S/   James D. Van De Velde
                                    ------------------------------------
                                          James D. Van De Velde
                                          Controller