Form 10-K
period 1997-11-29
HILLENBRAND INDUSTRIES INC
filed 1998-02-25
CIK 47518

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 29, 1997          COMMISSION FILE NO. 1-6651

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

                 Yes     X                           No
                      --------                          -------

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

     Common Stock, without par value - $2,695,971,284 as of February 16, 1998 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       Common Stock, without par value - 67,526,880 as of February 16, 1998.

     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the 1998 Proxy Statement furnished to Shareholders -
       Parts I, III and IV.
     Portions of the 1992 Proxy Statement furnished to Shareholders -
       Part IV.

                            HILLENBRAND INDUSTRIES, INC.
                             ANNUAL REPORT ON FORM 10-K
                                 NOVEMBER 29, 1997
                                 TABLE OF CONTENTS


                                                                          PAGE
                                       PART I

     Item 1.   Business                                                      1
     Item 2.   Properties                                                    7
     Item 3.   Legal Proceedings                                             7
     Item 4.   Submission of Matters to a Vote
               of Security Holders                                           8

                                      PART II

     Item 5.   Market for Registrant's Common
               Equity and Related Stockholder
               Matters                                                        8
     Item 6.   Selected Financial Data                                        9
     Item 7.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                 10
     Item 7A.  Quantitative and Qualitative Disclosures
               about Market Risk                                             17
     Item 8.   Financial Statements and Supplementary
               Data                                                          19
     Item 9.   Changes in and Disagreements With
               Accountants on Accounting and
               Financial Disclosure                                          42

                                      PART III

     Item 10.  Directors and Executive Officers
               of the Registrant                                             43
     Item 11.  Executive Compensation                                        43
     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                              43
     Item 13.  Certain Relationships and Related
               Transactions                                                  43

                                      PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                       43

                               SIGNATURES                                    46

                                       PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its four major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries. Hillenbrand is organized into two business segments: the Funeral Service
Group and the Health Care Group. The Funeral Service Group consists of Batesville Casket Company, Inc., a manufacturer of caskets and other products for the funeral industry, and Forethought Financial Services, Inc., a provider of funeral planning financial products. The Health Care Group consists of Hill-Rom, Inc., a manufacturer of equipment for the health care market and provider of wound care and pulmonary/trauma management services; and Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use. (Medeco does not directly serve the health care industry but is included in the Health Care segment due to its relative size.) The assets of Block Medical, Inc., a provider of home infusion therapy products, were sold to I-Flow Corporation on July 22, 1996. Results for Block Medical, Inc. are included in the Company's financial statements within the Health Care Group through that date.

FUNERAL SERVICE

     Batesville Casket Company, Inc. ("Batesville"), an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze, hardwood and cloth-covered caskets, including caskets and containers for the cremation market. In addition to caskets, Batesville manufactures and sells a line of urns used in cremations. All Batesville metal caskets are protective caskets which are electrically welded and made resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.

     Batesville Monoseal-Registered Trademark- steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville caskets.

     Batesville hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective. Batesville's cloth-covered caskets are constructed with a patent pending process using cellular fiberboard construction.

     The cremation line of caskets, containers, urns and memorialization items are marketed by Batesville under the name of Options-Registered Trademark- The caskets and containers are manufactured primarily of hardwoods and fiberboard. The urns are made from bronze, hardwoods, marble and cast acrylic. A line of cast bronze statuary art pieces used for memorialization are also marketed.

     Batesville offers several marketing programs to funeral directors for both casket and cremation products. Batesville products are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada, Mexico and Puerto Rico. Batesville maintains inventory at 70 company-operated Customer Service Centers in North America. Batesville caskets are delivered in specially equipped vehicles owned by Batesville.

     Batesville has small manufacturing and distribution facilities in Canada and Mexico.

     Forethought Financial Services, Inc. ("Forethought", formerly Forecorp, Inc.), was founded in 1985. It, along with its principal subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve the country's largest network of funeral planning professionals with marketing support for Forethought funeral plans funded by life insurance policies, trust products and other financial vehicles. These specialized funeral planning products are offered through funeral homes. Customers choose the funeral home, type of service and merchandise they want.
 The selected funeral home contracts to provide the funeral services and merchandise when needed. With funds provided by one of Forethought's financial products, the program offers financial protection by enabling the funeral home to guarantee that the planned funeral will be available as specified.

     Forethought's life insurance policies are offered through a network of over 4,000 independent, licensed funeral homes. Forethought Life Insurance Company is licensed in 48 states, Alberta, Ontario, Manitoba, New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island, Canada, Puerto Rico and the District of Columbia. Forethought signed a stock purchase agreement on December 11, 1997 to purchase Chrysler Life Insurance Company.

     Forethought entered the trust business in 1997 and currently has bank charters in six states. Its trust products are offered through independent funeral homes and national chains. It applied for a savings bank charter in November 1997, which was being reviewed by the Office of Thrift Supervision at the date of this report.

HEALTH CARE

     Hill-Rom, Inc., with its subsidiaries (collectively, "Hill-Rom"), is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture and architectural systems specifically designed to meet the needs of medical-surgical, critical care, long-term care, home-care and perinatal providers. It has been in the hospital equipment business since 1929. It has been engaged in the manufacture, rental and service of therapy beds and support surfaces in the wound care, pulmonary/trauma and incontinence management markets since 1985.

     The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, perinatal, recovery rooms and labor and delivery rooms. Other Hill-Rom products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Recently introduced products include the TotalCare-TM- bed, TransStar-TM- strectcher, Procedural Recliner, Stabilet-Registered Trademark- infant warmer and Versalet-TM- Care Center in the acute care market and the Resident-TM- LTC bed in the long-term care market. Hill-Rom also remanufactures hospital beds. Its process includes disassembly, washing, sanding, painting and reassembly with new components.


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

     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing facilities in Germany and France. Their products are sold and leased directly to hospitals and nursing homes throughout Europe.

     Within the wound care and pulmonary/trauma management market, CLINITRON-Registered Trademark- Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber. Various CLINITRON products are designed to meet the specific requirements of acute care, long-term care and home care settings. Recent product introductions utilizing this technology include the Clinitron-Registered Trademark-Rite-Hite-Registered Trademark- Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron-Registered Trademark- At-Home-Registered Trademark-, which was designed for delivery and use in the home.

     Hill-Rom's other wound care and pulmonary/trauma management technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Recently introduced low airloss products include the Flexicair Eclipse-Registered Trademark-, a portable, rental mattress replacement for the acute care market and the Silkair-TM-, a low airloss overlay product for the home care market.

     Clinical support for Hill-Rom's wound care and pulmonary/trauma management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Hill-Rom therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 150 Service Centers located in the United States, Canada and Western Europe.

     On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $99 million. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, a manufacturer of medical architectural systems, for a cash payment of $62 million. These acquisitions will not have a material effect on the Company's results of operations in 1998.

     Medeco Security Locks, Inc. ("Medeco"), founded in 1968, was purchased by Hillenbrand in 1984. Medeco develops, manufactures and sells a wide variety of deadbolts, padlocks, switch locks, camlocks, electro-mechanical and other special purpose locks for the high-security market. Medeco's double locking mechanism provides a higher level of security than is achievable by more common, single-locking devices. Medeco locks are primarily constructed of brass and hardened steel and are manufactured in its Salem, Virginia plant.

     Medeco also develops, manufactures and sells products for the electronic high-security market. INSITE VLS-TM- replaces the thousands of mechanical keys used in pay telephone collection. The DialGuard-TM- lock system fills the same role in the automatic teller machine collection market, and the DuraCam-TM-high-security lock serves the gaming industry. The INSITE SITEKEY-TM- provides the state-of-the-art in electronic door security. An electronic parking meter lock was introduced in 1997, and is presently in field trials.

     Beginning in the first quarter of 1997, Medeco converted to direct distribution of its door security products to retail locksmith customers. Medeco had previously sold through locksmith supply distributors. This program has resulted in improved delivery times for both standard and specialty items. Medeco products are also sold domestically and internationally by its sales organization to original equipment manufacturers and government agencies. Original equipment applications include vending machines, pay telephones, safe and lock boxes, computer equipment, coin-operated laundry machines and communications security devices.

     Hill-Rom generates the predominant share of the Health Care segment's revenues and operating profit. Medeco had an immaterial effect on the operating results of this segment in 1995, 1996 and 1997.

BUSINESS SEGMENT INFORMATION

     The amounts of net revenues, operating profit and identifiable assets attributable to each of the industry segments of the Company are set forth in tables relating to operations by business segment in Note 8 to Consolidated Financial Statements, which statements are included under Item 8.

RAW MATERIALS

FUNERAL SERVICE

     Batesville employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets. These materials are available from several sources.


HEALTH CARE

     Principal materials used in Hill-Rom products include steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically operated beds and certain other components are purchased from one or more manufacturers.

     Medeco uses brass, hardened steel, other metals and electronic components, substantially all of which are available from several sources.

COMPETITION

FUNERAL SERVICE

     Batesville believes its dollar volume of sales of finished caskets is the largest in the United States. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies that also manufacture and/or sell caskets over a wide geographic area. There are, however, throughout the United States many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area. Forethought competes on the basis of service to its customers and products offered. Forethought Life Insurance Company sells its products in competition with other life insurance companies. Forethought Life believes it is the leading provider of insurance-funded pre-arranged funerals in the United States. Forethought National TrustBank competes with local banks and master trusts offered through state associations.

HEALTH CARE

     Hill-Rom believes it is the U.S. market share leader in the sale of electrically operated hospital beds, competing with approximately ten (10) other manufacturers. In Europe, Hill-Rom competes with several other manufacturers and believes that it is a market leader. In both the United States and Europe there are other companies which provide low airloss and other methods of patient support and patient relief.

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

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. Expenditures in the most recent three fiscal years were as follows:



                                                 1997        1996      1995
                                                 ----        ----      ----
                                                         (millions)
New products and processes                        $40        $ 31      $28
Improvement of existing products and processes      9          11       11


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

EMPLOYEES

     As of February 16, 1998, the Company employed approximately 10,100 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $10 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment also does not materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 8 to Consolidated Financial Statements, which statements are included under Item 8.

     The Company's export revenues constituted less than 10% of consolidated revenues in 1997 and prior years.

ORDER BACKLOG

     Order backlogs are immaterial to the Company and there was no material change in backlogs during 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. Following are the executive officers of the Company as of February 16, 1998.

     W August Hillenbrand, 57, was elected Chief Executive Officer of the Company on April 11, 1989, and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

     Tom E. Brewer, 59, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.

     George E. Brinkmoeller, 62, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.

     Michael L. Buettner, 40, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark R. Lanning, 43, was elected Vice President and Treasurer on April 11, 1995. Prior to that he had been Assistant Treasurer since June, 1991. He joined the Company on May 16, 1988, as Manager, Corporate Audit. Prior to joining the Company he served in various capacities with the public accounting firm of Ernst & Whinney (now Ernst & Young). He has been a licensed Certified Public Accountant since 1979.

     Mark R. Lindenmeyer, M.D., 51, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He had been employed by the Company since August 18, 1986, as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a licensed physician since 1986 and a practicing attorney since 1972.

     J. Cameron Moss, 41, was elected Vice President, Corporate Planning on January 2, 1996, and has been employed by the Company since January 2, 1996. Prior to joining the Company, he was a senior manager with McKinsey & Company, Inc., in its Cleveland, Ohio and Munich, Germany offices.

     Robert J. Tennison, 51, has been employed by the Company since February 28, 1996, and was elected Vice President, Continuous Improvement on March 1, 1996. Prior to joining the Company, he was Senior Vice President of Operations for Donnelly Corporation, President of Hennessy Industries and Director of Manufacturing for Sauer-Sundstrand. He began his career with General Motors.

     James G. Thorne, 56, has been employed by the Company since June 14, 1993, and was elected Vice President, Human Resources on April 5, 1994. Prior to joining the Company, he was employed by Monsanto Company for 27 years where he served as Vice President, Human Resources for Fisher Controls International, Inc.

     James D. Van De Velde, 51, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse.

ITEM 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through government sponsored bonds (see Note 4 to the Consolidated Financial Statements). All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.



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

FUNERAL SERVICE:
     Batesville, IN            Manufacturing plants         Manufacture of metal caskets
                               Office facilities             Administration
     Manchester, TN            Manufacturing plants         Manufacture of metal caskets
     Campbellsville, KY        Manufacturing plant          Manufacture of metal caskets
     Vicksburg, MS             Kiln drying and lumber       Drying and dimensioning
                               cutting plant                 lumber
   * Batesville, MS            Manufacturing plant          Manufacture of hardwood caskets
     Nashua, NH                Manufacturing plant          Manufacture of hardwood caskets


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

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage; interfered with existing Hill-Rom contractual relationships; interfered with Hill-Rom's prospective contractual and business relationships; commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers urging them not to do business with the Company and Hill-Rom; and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended November 29, 1997.

                                      PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, and the success of cost control and restructuring efforts, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1997 and 1996.



                                     1997             1996
                              -----------------   ----------------
                                HIGH      LOW       HIGH      LOW
                              -------   -------   -------   -------
     First Quarter            $39 5/8   $33 7/8   $34 1/8   $31 7/8
     Second Quarter           $47 1/2   $37 1/4   $40 1/4   $33 1/4
     Third Quarter            $48 5/8   $43 1/2   $39       $32
     Fourth Quarter           $46 9/16  $42 3/16  $38 5/8   $32


HOLDERS

     On February 16, 1998, there were approximately 24,000 holders of the Company's common stock.

DIVIDENDS

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.66 ($.165 per quarter) in 1997 and $.62 ($.155 per quarter) in 1996 were paid on each share of common stock outstanding. Cash dividends will be $.72 ($.18 per quarter) in 1998.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1993 through 1997.



                                             1997           1996           1995         1994 (b)         1993
                                            ------        -------         ------        --------       -------
                                                             (IN MILLIONS EXCEPT PER SHARE DATA)
Net revenues                                $1,776         $1,684         $1,625         $1,577         $1,448

Income from continuing
   operations  (a)                          $  157         $  140         $   90         $   90         $  132

Income from continuing
   operations per share  (a)                $ 2.28         $ 2.02         $ 1.27         $ 1.26         $ 1.86

Total assets                                $3,828         $3,396         $3,070         $2,714         $2,291

Long-term debt                              $  203         $  204         $  206         $  209         $  108

Cash dividends per share                    $  .66         $  .62         $  .60         $  .57         $  .45


(a) RESULTS IN 1996 REFLECT INCOME OF $8 MILLION ($.12 PER SHARE) RELATIVE TO THE SALE OF BLOCK MEDICAL. RESULTS IN 1995 REFLECT UNUSUAL CHARGES TOTALING $26 MILLION ($.37 PER SHARE) FOR THE WRITE-DOWN OF GOODWILL AND CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996. RESULTS IN 1994 REFLECT AN UNUSUAL CHARGE OF $52 MILLION ($.74 PER SHARE), AFTER INCOME TAXES, FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT. RESULTS IN 1993 REFLECT AN UNUSUAL CHARGE OF $14 MILLION FOR THE WRITE-DOWN OF GOODWILL.

(b)  FISCAL 1994 WAS A 53 WEEK YEAR.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries' four major operating companies are organized into two business segments. The Health Care Group consists of Hill-Rom and Medeco Security Locks, which is included in this segment due to Medeco's relatively small size. Results for Block Medical, which was sold on July 22, 1996, are included in this segment through that date. The Funeral Service Group consists of Batesville Casket Company and Forethought Financial Services (Forethought).

RESULTS OF OPERATIONS

1997 COMPARED WITH 1996

SUMMARY
Consolidated net revenues increased $92 million, or 5%, in 1997. Operating profit of $264 million was up 12%, net income of $157 million was up 12% and earnings per share of $2.28 increased 13%. Excluding the gain on the sale of Block Medical ($8 million or $.12 per share) in the third quarter of 1996, net income and earnings per share increased 19% and 20%, respectively, in 1997.

NET REVENUES
Health Care sales increased $20 million, or 4%, due to higher shipments of Advance series beds, stretchers, architectural equipment and communications products in Hill-Rom's U.S. acute care market and good market acceptance of the Resident LTC bed in the long-term care market. In Hill-Rom's European markets, lower shipments in Germany and unfavorable currency adjustments were partially offset by increased shipments in France. The German market continues to be negatively affected by health care reform and general economic conditions. Sales at Medeco were up due to higher shipments of door security products, partially offset by lower demand in route management (primarily pay telephone business). Medeco and Block (for which eight months of sales were reflected in 1996 results) did not contribute significantly to the overall sales of the Health Care Group.

   Health Care rental revenue grew $5 million, or 1%. In the U.S. long-term care market, increased units in use and higher rates were partially offset by a shift toward greater use of lower cost products. In the U.S. home care market, unit growth and increased rates generated from higher-featured new products were partially offset by lower Medicare reimbursement rates. Acute care rental revenues were down year over year due to cost and competitive pressures and lower product mix, largely offset by increased units in use. Rental revenues in Europe were down due to softness in the German therapy market and unfavorable currency adjustments.

   Funeral Service sales increased $21 million, or 4%. Unit volume growth of traditional caskets and cremation products in an essentially flat death market was partially offset by lower casket product mix. The effect of price increases was mostly offset by rebates and discounts.

   Insurance revenues were up $46 million, or 21%. Earned premium revenue increased $22 million due primarily to increased policies in force year over year. Interest income grew $16 million, reflecting a larger investment portfolio, partially offset by marginally lower yields. Policy sales were up over 16% in 1997. Since premium revenues are earned over the life of the policy holder, current year sales will primarily affect revenues and earnings in future years. Realized net gains on the sale of investments was $8 million in 1997 compared with a net of zero in 1996. The newly formed trust business did not have a significant effect on Forethought's operations in 1997 and prior years.

GROSS PROFIT
Gross profit on Health Care sales of $266 million was up $32 million, or 14%, reflecting the increased shipments in Hill-Rom's U.S. markets. As a percentage of sales, gross profit improved from 41% in 1996 to 45% in 1997 due to increased shipments of higher margin products, continued improvements in direct material, labor and overhead costs and leveraging of fixed manufacturing expense in the United States. Decreased shipments of lower margin European products also contributed to the overall improvement in margins.

   Gross profit on Health Care rentals increased $3 million, or 2%, to $143 million and, as a percentage of revenues, was essentially unchanged at 38%.
This comparison reflects the issues generating the year to year change in rental revenues discussed above. Field service costs continued to improve.

   Gross profit on Funeral Service sales of $264 million was up $18 million, or 7%, in 1997. As a percentage of sales, it increased from 47% in 1996 to 48% in 1997, reflecting productivity improvements and leveraging of fixed manufacturing costs, partially offset by lower casket product mix.

   Profit before other operating expenses in insurance operations increased $19 million, or 51%, due to higher investment income (with minimal corresponding direct cost), profits earned on the larger base of policies in force, net gains on the sale of investments and continued control of direct administrative expenses. These items were partially offset by an increase in the crediting rate (the interest rate that Forethought uses to increase the face amount on insurance policies to have the benefit grow).

OTHER OPERATING EXPENSES
These expenses, consisting of selling, marketing, distribution and general administrative costs, increased $40 million, or 9%, in 1997. As a percentage of consolidated revenues, they grew from 26% in 1996 to 27% in 1997. This growth primarily reflected higher incentive compensation and commissions on improved operating performance and costs associated with product and market development efforts. Continued process improvements and cost control throughout the Company mitigated the effect of these increases.


OPERATING PROFIT
Operating profit in the Health Care Group increased $23 million, or 21%, in 1997 due to higher shipments and profitability in Hill-Rom's U.S. markets, reduced operating losses in Europe and marginal growth in rental revenue and profits.

   Operating profit in the Funeral Service Group of $160 million was up $16 million, or 11%, from 1996. At Batesville Casket, growth in sales and gross profit was partially offset by higher incentive compensation expense. Forethought's operating profit growth was driven primarily by higher investment income.

   Consolidated operating profit of $264 million increased $28 million, or 12%. The growth in the Health Care and Funeral Service Groups was partially offset by higher corporate expenses.


OTHER INCOME AND EXPENSE
Interest expense was down slightly due to lower debt associated with European operations. Interest income increased due to higher levels of cash and equivalents, partially offset by lower interest earned on other investments. Other income, net, in 1996 included the $3 million pre-tax gain on the sale of Block Medical.


INCOME TAXES
The effective income tax rate in 1997 declined marginally to 39.4% from 39.9% in 1996. Excluding the tax benefit of $6 million on the book and tax differences in the basis of Block, the effective rate was 42.5% in 1996. The lower rate in 1997 was due primarily to reduced operating losses in Europe.

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


NET REVENUES
Health Care sales increased $12 million, or 2%, due to higher unit volume of Advance series beds and architectural and communications products in Hill-Rom's U.S. acute care and long-term care markets. Order patterns for acute care capital goods returned to a more normal pattern following two years of health care provider restructuring and consolidation. These improvements were partially offset by lower volume in Europe (France and Germany). Government cost and price controls and general economic conditions hampered growth in Europe. Sales at Medeco were down year over year. Route management (pay telephone, vending, gaming and automatic teller machines) shipments were negatively affected by the delay in obtaining contracts with other Bell operating companies. This was driven in part by passage of the comprehensive telecommunications act in Congress, which caused most telecommunications companies to "wait and see" what the economic and technological fallout of the new law would be. Door security shipments were up due to strong dealer demand and institutional business. Medeco and Block (for which eight months of sales were reflected in 1996 results) did not contribute significantly to the overall sales of the Health Care segment.

   Health Care rental revenue grew $5 million, or 1%. In the U.S. long-term care market, units in use were up on the strength of increased market penetration and higher average rental rates were generated from the introduction of new, higher value products. In the U.S. home care market, unit growth continued, but at a slower rate due primarily to Medicare's 1996 elimination of reimbursement for low airloss therapy products used for the prevention of pressure ulcers. Average rental rates were up marginally. Growth in these two markets was largely offset by declining rental rates and units in use in the U.S. acute care market. Rates were depressed by cost management in the acute care setting and competitive pressures. Rental units in use were negatively affected by increased sales of Hill-Rom beds providing low airloss therapy. Rental revenues in Europe were unchanged year over year.

   Funeral Service sales increased $9 million, or 2%, due to price increases, growth in traditional casket unit volume and higher sales of Options cremation products. Unit volume growth was achieved despite an essentially flat market for casketed deaths in 1996.

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

GROSS PROFIT
Gross profit on Health Care sales of $234 million was up $25 million, or 12%, due primarily to higher shipments in Hill-Rom's U.S. acute care market. As a percentage of sales, gross profit improved from 38% in 1995 to 41% in 1996. Increased shipments of higher value products, improvements in direct material, labor and overhead costs and leveraging of fixed manufacturing expenses in the United States and decreased sales of lower margin European products were responsible for this improvement.

   Gross profit on Health Care rentals increased $18 million, or 15%, to $140 million and, as a percentage of revenues, improved from 33% to 38%. Increased therapy unit utilization and the introduction of new, higher value products in the long-term care and home care markets, improvements in field service costs and lower acquisition related expenses were partially offset by higher therapy unit depreciation and lower utilization and rental rates in the acute care market.

   Gross profit on Funeral Service sales of $246 million was up $9 million, or 4%, in 1996. As a percentage of sales, it increased from 46% in 1995 to 47% in 1996 due to improved material costs and leveraging of fixed manufacturing expenses, partially offset by increased sales of lower margin caskets.

   Profit before other operating expenses in insurance operations increased $9 million, or 32%, in 1996 due to higher investment income (with minimal corresponding direct cost), profits earned on the larger base of policies in force and control of direct administrative expenses. The crediting rate was essentially unchanged year over year.

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


OPERATING PROFIT
Operating profit in the Health Care Group, excluding unusual charges in 1995, increased $23 million, or 26%, to $111 million in 1996. Increased sales of higher value products in the U.S. acute care capital market, improved therapy unit utilization and reduced manufacturing and acquisition costs were partially offset by higher incentive compensation and commission expenses.

   Operating profit in the Funeral Service Group of $144 million was up $10 million, or 7%, from 1995. At Batesville Casket, operating profit was essentially flat year over year as increased casket and cremation unit volume and improved material and manufacturing cost performance were offset by increased sales of lower margin caskets and higher product and market development expenses. At Forethought, higher investment income and policies in force and control of fixed administrative expenses combined to generate a 71% increase in operating profit.

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


INCOME TAXES
The effective income tax rate in 1996 was 39.9% compared with 47.1% in 1995. Excluding the tax benefit of approximately $6 million on the book and tax differences in the basis of Block Medical recorded in 1996 and the $26 million nondeductible unusual charge in 1995, the effective rate was 42.5% in 1996 and 40.9% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) grew from $266 million at the end of 1996 to $364 million at the end of 1997.


OPERATING ACTIVITIES
Net cash generated by operating activities of $246 million in 1997 compares with $240 million in 1996. Higher earnings and increased current liabilities were partially offset by an increase in accounts receivable.

   The $46 million increase in accounts receivable was due primarily to strong fourth quarter shipments at Hill-Rom and slower collections from Medicare intermediaries, which was also responsible for an increase in days revenues outstanding from 72 in 1996 to 80 in 1997. Hill-Rom believes that this trend is endemic to the industry in general and is very aggressively managing these accounts. In 1996, lower shipments in Europe reduced days outstanding to 72 from 80 in 1995. Increased current liabilities reflect the high production levels in the fourth quarter and higher incentive compensation, stock purchase and income tax accruals. Inventories declined $17 million in 1997 and $15 million in 1996 due to strong fourth quarter shipments in both years.


INVESTING ACTIVITIES
Net cash used in investing activities increased from $317 million in 1996 to $339 million in 1997. Capital expenditures of $85 million were down $7 million from $92 million in 1996 due to lower spending on therapy equipment at Hill-Rom and various items at Batesville Casket.

   Forethought's insurance operation invests the cash proceeds on insurance premiums predominantly in U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity in 1997, 1996 and 1995 resulted in net gains.

   On December 18, 1997, subsequent to the end of fiscal year 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $99 million. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems, for a cash payment of $62 million.


FINANCING ACTIVITIES
The Company's long-term debt-to-equity ratio was 23% at year end 1997 compared with 26% at year end 1996. This decline was due primarily to the increase in equity during 1997. Payments on short-term debt were relative to European operations including, in 1996, restructuring. On December 8, 1997, subsequent to the end of fiscal year 1997, the Company issued $100 million of 6 3/4 % debentures due in 2027. The proceeds will be used for general corporate purposes. Additional debt capacity, existing cash and other working capital afford the Company considerable flexibility in the funding of internal and external growth.

   Quarterly cash dividends per share were $.15 in 1995, $.155 in 1996 and $.165 in 1997. An additional increase to $.18 per quarter was approved in January 1998.

   In 1997, the Company repurchased 290,395 shares of its common stock at a cost of $13 million. In December 1997, subsequent to the end of fiscal year 1997, 990,000 shares were purchased for $42 million.

INSURANCE ASSETS AND LIABILITIES

Insurance assets of $2,501 million grew 16% over the past year. Cash and invested assets of $1,934 million constitute 77% of the assets. The investments are concentrated in U.S. treasuries and agencies and high-grade corporate bonds. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $1,693 million. Statutory reserves represent 61% of the face value of insurance in force. Forethought Life Insurance Company declared a $12 million dividend to Hillenbrand Industries in the fourth quarter of 1997, paid in December 1997, and made $11 million and $10 million dividend payments in 1996 and 1995, respectively.
The statutory capital and surplus as a percent of statutory liabilities of Forethought Life Insurance Company was 8.0% at December 31, 1997 compared with 8.3% at December 31, 1996. This drop reflects the dividend payment.
The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policy holder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred future tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred future tax cost, which partially offsets the deferred future tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred future tax benefit increased $6 million in 1997, compared to a $4 million increase in 1996.

SHAREHOLDERS' EQUITY

Cumulative treasury stock acquired in open market transactions increased to 13,299,067 shares in 1997, up from 13,008,672 shares in 1996. The Company currently has Board of Directors' authorization to repurchase up to a total of 19,200,000 shares, including 5,000,000 incremental shares approved on January 19, 1998. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 15,284 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1997 to individuals under the provisions of the Company's various stock-based compensation plans.

OTHER ISSUES

ACCOUNTING STANDARDS
The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based on the fair value of the stock-based instrument granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for its stock-based compensation plans consistent with the provisions of Accounting Principles Board (APB) Opinion No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosure provisions of SFAS No. 123 in Note 5 to the consolidated financial statements.

   SFAS No. 128, "Earnings per Share," was issued in February 1997. SFAS No. 128 requires disclosure of basic and diluted earnings per share in place of primary and fully diluted earnings per share as required by APB 15. The Company is required to adopt this standard in the first quarter of 1998 and does not believe it will materially affect either its previously reported or future earnings per share.

    SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This standard requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company is required to adopt this standard not later than the first quarter of 1999.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard not later than the issuance of its fiscal 1999 annual report.

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

INFLATION

Inflation and changing prices had a negligible effect on results of operations in 1997, 1996 and 1995. Improvements in manufacturing and administrative efficiencies continue to minimize the effect of price increases.

FACTORS THAT MAY AFFECT FUTURE RESULTS

New legislation to be phased in beginning July 1, 1998 establishes Resource Utilization Groups for Medicare Part A patients. Reimbursement will be on a prospective fee basis as opposed to the current cost plus basis. This change will have a dampening effect on the Company's rental revenues in the long-term care market. Restructuring and reform in the health care industry, including consolidation of providers and payers, growth of managed care and expansion of the home care and long-term care markets, continues. Growth in the Company's acute care capital markets has improved dramatically over the past two years and the order pattern entering the first quarter of 1998 remains strong. While continued growth is not a certainty, the Company believes that its innovative products and services designed to improve patient outcomes and reduce total delivery cost, will enable it to maintain its leadership role in this and the other markets it serves. Although operating losses in Europe declined in 1997 compared with 1996 and operations in France became profitable in the fourth quarter, it is expected that Europe will remain unprofitable overall in 1998.

     The market for casketed deaths is expected to remain flat for the foreseeable future. Batesville Casket has been able to increase its share of this market, as well as the growing cremation market, by providing innovative products and marketing programs for its funeral director customers.

     While Forethought's growth has slowed as its entry into targeted jurisdictions winds down, it will work to maintain and strengthen its leadership position in the life insurance-based funeral planning market through on-going product enhancements. Its entry into the trust-based funeral planning market is not expected to have a material effect on the Company's financial results for the next several years.

     Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. While the Company does not believe that this issue is material to its business, it has developed action plans to ensure that its operations will not be adversely affected by "Year 2000" software failures. Steps taken under these plans are intended to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Major areas of potential business impact have been identified and conversion efforts are underway. The Company is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate Year 2000 conversion. The total cost of achieving Year 2000 compliance is not expected to exceed $10 million over the cost of normal software upgrades and replacements and will be incurred through fiscal year 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

   The Company's insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade corporate bonds and U.S. agencies and treasuries with predominantly fixed interest rates. The portfolio is managed in accordance with the Company's objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity in order to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as "available for sale" and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks.
 The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at November 29, 1997, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $76 million over a twelve-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.

   The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earning and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at November 29, 1997, movements in currency rates would not materially affect the financial position of the Company.



----------------------------------------------------------------------------------------------------------------
KEY FINANCIAL DATA   (A)
----------------------------------------------------------------------------------------------------------------
                                               1997          1996            1995           1994           1993
----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
----------------------------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
       income to revenues                       16             15             12             11             17
% Net income to revenues                         9              8              6              6             10
% Income taxes to pretax income                 39             40             47             38             40
----------------------------------------------------------------------------------------------------------------
BALANCE SHEET
----------------------------------------------------------------------------------------------------------------
% Long-term debt to total capital               19             21             22             23             14
% Total debt to total capital                   24             28             26             26             26
Current assets/current liabilities  (B)        2.3            2.2            2.1            2.2            1.9
Working capital turnover  (B)                  3.3            3.9            4.2            4.6            4.7
----------------------------------------------------------------------------------------------------------------
PROFITABILITY
----------------------------------------------------------------------------------------------------------------
% Return on total capital                       14             14              9             10             20
% Return on average shareholders' equity        20             19             13             13             25
----------------------------------------------------------------------------------------------------------------
ASSET TURNOVER
----------------------------------------------------------------------------------------------------------------
Revenues/inventories  (B)                     19.1           15.3           12.9           13.7           14.7
Revenues/receivables  (B)                      4.5            5.1            4.6            4.7            5.2
----------------------------------------------------------------------------------------------------------------
STOCK MARKET
----------------------------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)                   20             18             25             23             20
Year-end price/book value                      3.4            3.3            3.1            3.0            4.6
----------------------------------------------------------------------------------------------------------------
(A)   RESTATED, WHERE APPLICABLE, TO EXCLUDE THE RESULTS OF THE DISCONTINUED OPERATION.
(B)   EXCLUDES INSURANCE OPERATIONS.
----------------------------------------------------------------------------------------------------------------


CONSOLIDATED INCOME STATEMENT COMPARISON


----------------------------------------------------------------------------------------------------------------
                                                       Fiscal Year                           Percent Change
----------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                         1997        1996           1995      1997/96     1996/95   1995/94
----------------------------------------------------------------------------------------------------------------
Net revenues:
   Health Care sales                        $  588      $  568         $  556         4%          2%       (6%)
   Health Care rentals                         378         373            368         1%          1%       11%
   Funeral Service sales                       545         524            515         4%          2%        3%
   Insurance                                   265         219            186        21%         18%       21%
----------------------------------------------------------------------------------------------------------------
Total revenues                              $1,776      $1,684         $1,625         5%          4%        3%
----------------------------------------------------------------------------------------------------------------
Gross profit:
   Health Care sales                        $  266      $  234         $  209        14%         12%      (18%)
   Health Care rentals                         143         140            122         2%         15%        8%
   Funeral Service sales                       264         246            237         7%          4%        3%
   Insurance                                    72          57             45        26%         27%       13%
----------------------------------------------------------------------------------------------------------------
Total gross profit                             745         677            613        10%         10%       (4%)
Other operating expenses                       481         441            408         9%          8%        3%
Unusual charges                                  -           -             26        N/A         N/A       N/A
----------------------------------------------------------------------------------------------------------------
Operating profit                               264         236            179        12%         32%       15%
Other expense, net                              (5)         (3)            (9)      67%         (67%)     (18%)
----------------------------------------------------------------------------------------------------------------
Income before income taxes                     259         233            170        11%         37%       17%
Income taxes                                   102          93             80        10%         16%       45%
----------------------------------------------------------------------------------------------------------------
Net income                                  $  157      $  140          $  90        12%         56%         -
----------------------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
Financial Statements:
     Report of Independent Accountants                                                20
     Statements of Consolidated Income for the three years ended
          November 29, 1997                                                           21
     Consolidated Balance Sheets at November 29, 1997 and November 30, 1996           22
     Statements of Consolidated Cash Flows for the three years ended
          November 29, 1997                                                           24
     Statements of Consolidated Shareholders' Equity for the three years ended
          November 29, 1997                                                           25
     Notes to Consolidated Financial Statements                                       26
     Financial Statement Schedule for the three years ended November 29, 1997:
          Schedule II    -    Valuation and Qualifying Accounts                       45

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at November 29, 1997 and November 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 12, 1998

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


------------------------------------------------------------------------------------------------
                                                    NOVEMBER 29,   November 30,    December 2,
Year Ended                                              1997           1996           1995
------------------------------------------------------------------------------------------------
NET REVENUES
   Health Care sales                                  $  588         $  568         $  556
   Health Care rentals                                   378            373            368
   Funeral Service sales                                 545            524            515
   Insurance revenues                                    265            219            186
------------------------------------------------------------------------------------------------
Total revenues                                         1,776          1,684          1,625
------------------------------------------------------------------------------------------------
COST OF REVENUES
   Health Care cost of goods sold                        322            334            347
   Health Care rental expenses                           235            233            246
   Funeral Service cost of goods sold                    281            278            278
   Insurance cost of revenues                            193            162            141
------------------------------------------------------------------------------------------------
Total cost of revenues                                 1,031          1,007          1,012
Other operating expenses                                 481            441            408
Unusual charges                                            -              -             26
------------------------------------------------------------------------------------------------
OPERATING PROFIT                                         264            236            179
Other income (expense), net:
   Interest expense                                      (21)           (22)           (20)
   Investment income, net                                 18             17             15
   Other                                                  (2)             2             (4)
------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               259            233            170
Income taxes                                             102             93             80
------------------------------------------------------------------------------------------------
NET INCOME                                            $  157         $  140          $  90
------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                           $ 2.28         $ 2.02          $1.27
------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                            $  .66         $  .62          $ .60
------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       68,796,439     69,474,266     70,757,868
------------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

-------------------------------------------------------------------------------
                                                    NOVEMBER 29,   November 30,
                                                        1997           1996
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                             $  364         $  266
Trade accounts receivable, less allowances of
   $25 in 1997 and $19 in 1996                           333            287
Inventories                                               79             96
Other                                                     45             45
-------------------------------------------------------------------------------
Total current assets                                     821            694
-------------------------------------------------------------------------------
EQUIPMENT LEASED TO OTHERS                               280            278
  Less accumulated depreciation                          189            185
-------------------------------------------------------------------------------
Equipment leased to others, net                           91             93
-------------------------------------------------------------------------------
PROPERTY                                                 651            656
  Less accumulated depreciation                          413            403
-------------------------------------------------------------------------------
Property, net                                            238            253
-------------------------------------------------------------------------------
OTHER ASSETS
Intangible assets at amortized cost:
  Patents and trademarks                                  19             24
  Excess of cost over net asset values of
    acquired companies                                    96            112
  Other                                                   11             13
Deferred charges and other assets                         51             50
-------------------------------------------------------------------------------
Total other assets                                       177            199
-------------------------------------------------------------------------------
INSURANCE ASSETS (NOTE 11)
Investments                                            1,934          1,663
Deferred acquisition costs                               473            406
Deferred income taxes                                     43             44
Other                                                     51             44
-------------------------------------------------------------------------------
Total insurance assets                                 2,501          2,157
-------------------------------------------------------------------------------
TOTAL ASSETS                                          $3,828         $3,396
-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
                                                     NOVEMBER 29,   November 30,
                                                        1997           1996
-------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term debt (Notes 4 and 7)                       $   60         $   74
Current portion of long-term debt (Notes 4 and 7)          1              1
Trade accounts payable                                    71             50
Income taxes payable (Note 9)                             27             21
Accrued compensation                                      63             58
Other (Note 13)                                          137            116
-------------------------------------------------------------------------------
Total current liabilities                                359            320
-------------------------------------------------------------------------------
LONG-TERM DEBT (NOTES 4 AND 7)                           203            204
-------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES (NOTES 5 AND 13)              75             74
-------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 9)                      7             13
-------------------------------------------------------------------------------
INSURANCE LIABILITIES (NOTE 11)
Benefit reserves                                       1,667          1,449
Unearned revenue                                         605            528
General liabilities                                       26             21
-------------------------------------------------------------------------------
Total insurance liabilities                            2,298          1,998
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                      2,942          2,609
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (Notes 5 and 6)
-------------------------------------------------------------------------------
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 1997 and 1996              4              4
Additional paid-in capital                                14             14
Retained earnings (Note 4)                             1,085            973
Accumulated unrealized gain on investments                34             21
Foreign currency translation adjustment                   (3)            10
Treasury stock, at cost: 1997 - 11,812,743 shares;
    1996 - 11,537,632 shares                            (248)          (235)
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               886            787
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $3,828         $3,396
-------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(DOLLARS IN MILLIONS)


--------------------------------------------------------------------------------------------
                                                    NOVEMBER 29,   November 30,    December 2,
Year Ended                                              1997           1996          1995
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                           $157           $140            $90
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation, amortization and write-down of goodwill 102             99            127
   Change in noncurrent deferred income taxes            (12)            (6)           (13)
   Gain on sale of business                                -             (3)             -
   Change in working capital excluding cash, current
      debt, acquisitions and dispositions:
      Trade accounts receivable                          (46)            24            (13)
      Inventories                                         17             15             (6)
      Other current assets                                 -             (1)            (1)
      Trade accounts payable                              21            (21)            18
      Accrued expenses and other liabilities              32              5              7
   Change in insurance deferred policy acquisition costs (67)           (67)           (58)
   Change in other insurance items, net                   35             40             34
   Other, net                                              7             15             (7)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                246            240            178
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Capital expenditures                                  (85)           (92)          (103)
   Proceeds on disposal of fixed assets and equipment
      leased to others                                     1              2              2
   Acquisitions of businesses, net of cash acquired        -             (6)            (4)
   Other investments                                      (4)            (3)             -
   Proceeds on sale of business                            -             15              -
   Insurance investments:
      Purchases                                         (721)          (437)          (552)
      Proceeds on maturities                             112             78             65
      Proceeds on sales prior to maturity                358            126            290
--------------------------------------------------------------------------------------------
Net cash used in investing activities                   (339)          (317)          (302)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Additions to short-term debt                           10            119             23
   Reductions to short-term debt                         (15)           (81)            (8)
   Reductions to long-term debt                           (2)            (3)            (2)
   Payment of cash dividends                             (45)           (43)           (43)
   Treasury stock acquired                               (13)           (51)           (23)
   Insurance premiums received                           514            459            428
   Insurance benefits paid                              (256)          (227)          (201)
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                193            173            174
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (2)            (1)             1
--------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                          98             95             51
CASH AND CASH EQUIVALENTS
   At beginning of year                                  266            171            120
--------------------------------------------------------------------------------------------
   At end of year                                       $364           $266           $171
--------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(DOLLARS IN MILLIONS)

--------------------------------------------------------------------------------------------
                                                    NOVEMBER 29,   November 30,    December 2,
Year Ended                                              1997           1996          1995
--------------------------------------------------------------------------------------------
COMMON STOCK                                          $    4          $   4          $   4
--------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Beginning of year                                      14             14             12
   Fair market value over cost on
      reissuance of treasury shares (1997 - 15,284;
      1996 - 33,996;   1995 - 14,537)                      -              -              -
   Other                                                   -              -              2
--------------------------------------------------------------------------------------------
   End of year                                            14             14             14
--------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Beginning of year                                     973            876            829
   Net income                                            157            140             90
   Dividends                                             (45)           (43)           (43)
--------------------------------------------------------------------------------------------
   End of year                                         1,085            973            876
--------------------------------------------------------------------------------------------
ACCUMULATED UNREALIZED GAIN ON INVESTMENTS
   Beginning of year                                      21             23              -
   Net unrealized holding gain (loss)                     13             (2)            23
--------------------------------------------------------------------------------------------
   End of year                                            34             21             23
--------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   Beginning of year                                      10             14             10
   Translation adjustment                                (13)            (4)             4
--------------------------------------------------------------------------------------------
   End of year                                            (3)            10             14
--------------------------------------------------------------------------------------------
TREASURY STOCK
   Beginning of year                                    (235)          (185)          (162)
   Shares acquired (1997 - 290,395;
   1996 - 1,425,100;   1995 - 760,000)                   (13)           (51)           (23)
   Shares reissued                                         -              1              -
--------------------------------------------------------------------------------------------
   End of year                                          (248)          (235)          (185)
--------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                            $  886          $ 787          $ 746
--------------------------------------------------------------------------------------------
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in Note 11.

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

ACCOUNTING STANDARDS

SFAS No. 128, "Earnings per Share," was issued in February 1997. This standard requires disclosure of basic and diluted earnings per share in place of primary and fully diluted earnings per share as required by Accounting Principles Board
(APB) Opinion No. 15. The Company is required to adopt this standard in the first quarter of 1998 and does not believe it will materially affect either its previously reported or future earnings per share.

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. This standard requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company is required to adopt this standard not later than the first quarter of 1999.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard not later than the issuance of its 1999 annual report.

NATURE OF OPERATIONS

Hillenbrand Industries is organized into two segments - the Health Care Group and the Funeral Service Group. The Health Care Group consists of Hill-Rom Company and Medeco Security Locks (included in this segment for reporting purposes only). Block Medical was included in this segment prior to its sale in 1996. Hill-Rom generates the predominant share of this segment's revenue and operating profit and is a leading manufacturer of patient care products and leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 54% of Hillenbrand's revenues in 1997. The Funeral Service Group consists of Batesville Casket Company and Forethought Financial Services (Forethought). Batesville Casket Company is a leading producer of protective metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 31% of Hillenbrand's revenues in 1997. Forethought provides funeral homes in 42 U.S. states, the District of Columbia, Puerto Rico and six Canadian provinces with life insurance policies and marketing support for preneed, inflation-protected funeral planning. It entered the preneed trust market in 1997. Forethought generated 15% of Hillenbrand's revenues in 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Refer to Notes 9 and 13 for discussion of certain significant estimates.

CASH AND CASH EQUIVALENTS

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method or first-in, first-out (FIFO) method for the percentage of inventories indicated in the table below. The LIFO reserve approximates the excess of the current cost of inventories over the stated LIFO values.

-------------------------------------------------------------------------------
                                      NOVEMBER 29,   November 30,   December 2,
                                         1997           1996           1995
-------------------------------------------------------------------------------
LIFO method                               71%            71%            65%
FIFO method                               29%            29%            35%
LIFO reserve                             $10            $11            $12
-------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS

Equipment leased to others represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. These units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1997 and 1996 were:

-------------------------------------------------------------------------------
                                                  1997          1996
-------------------------------------------------------------------------------
Land                                              $ 22          $ 25
Buildings and building equipment                   144           146
Machinery and equipment                            485           485
-------------------------------------------------------------------------------
Total                                             $651          $656
-------------------------------------------------------------------------------

INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible assets are stated at cost and amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews goodwill and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows (including terminal value) with the carrying value. Goodwill related to Block Medical was written down $20 million in the fourth quarter of 1995. Changes in market conditions, the performance of certain products and increased competitive pressures resulted in a significant reduction in management's expectations regarding Block's future cash flows. Block was sold in 1996.

     Certain assets relative to the acquisition of Arnold in 1994 that were being held for disposal, were written down $6 million in the fourth quarter of 1995 to their estimated fair value less cost of disposition. These assets were sold in 1996.

     Accumulated amortization of intangible assets was $156 million and $145 million as of November 29, 1997, and November 30, 1996, respectively.

ENVIRONMENTAL LIABILITIES

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.
A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, each quarter, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which the Company will make payments toward the remediation plan. The Company does not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans are not significant and the estimated time frames to remediate sites are not believed to be lengthy.

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

COST OF REVENUES

Health Care and Funeral Service cost of goods sold consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of the Company's therapy rental units, service center facility and personnel costs, and regional sales expenses.

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of shares outstanding during each year, including restricted shares issued to employees. Common equivalent shares arising from shares awarded under the Company's stock-based compensation plans have been excluded from the computation because of their insignificant dilutive effect.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS No. 123 encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based on the fair value of the stock-based instrument granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for its stock-based compensation plans consistent with the provisions of APB No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosure provisions of SFAS No. 123 in Note 5.

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

The components of net pension expense are as follows:

-------------------------------------------------------------------------------
                                                      1997      1996      1995
-------------------------------------------------------------------------------
Service expense-benefits earned during the year       $  8      $  7      $  6

Interest expense on projected benefit obligation         9         8         7

Actual return on plan assets                           (10)       (7)      (12)

Net amortization and deferral                            -        (1)        4
-------------------------------------------------------------------------------
Net pension expense                                   $  7      $  7      $  5
-------------------------------------------------------------------------------

The funded status of the plans is shown in the table below:

---------------------------------------------------------------------------------------
                                                             NOVEMBER 29,  November 30,
                                                                1997          1996
---------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
      benefits of $85 in 1997 and $79 in 1996                  $ (91)         $ (84)
---------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date      $(135)         $(122)

Plan assets at fair value, primarily U.S. Government
   obligations, corporate bonds and notes, and common
   stock issued by the Company.  The value of this common
   stock at date of acquisition by the plans was $3
   and the current market value was $20 in 1997 and
   $17 in 1996.                                                  124            110
---------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation               (11)           (12)

Unrecognized net gain from past experience different
  from that assumed                                              (15)           (14)

Unrecognized prior service cost                                    2              2

Unrecognized net asset at year-end being recognized
  over 14 to 22 years from the initial compliance date
  of December 1, 1985                                             (1)            (1)
---------------------------------------------------------------------------------------
Unfunded accrued expenses included in liabilities              $ (25)         $ (25)
---------------------------------------------------------------------------------------

The assumptions used in accounting for the plans are as follows:

-------------------------------------------------------------------------------
                                                      1997      1996      1995
-------------------------------------------------------------------------------
Discount rate used to determine the
  projected benefit obligation                        7.5%      7.5%      7.5%
Rate of increase in future compensation
  levels used to determine the projected
  benefit obligation                                  5.5%      5.5%      5.5%
Expected long-term rate of return on
  assets used to determine net periodic
  pension cost                                        8.0%      8.0%      8.0%
-------------------------------------------------------------------------------

                                     -30-

     In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in the acquisition of Arnold in 1994. The unfunded accumulated benefit obligation of this plan, included in accrued expenses, was $11 million on November 29, 1997, $13 million on November 30, 1996, and $14 million on December 2, 1995. Pension expense was approximately
$1 million in 1997, 1996 and 1995.

     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5 million each in 1997, 1996 and 1995.

INCOME TAXES

The Company and its eligible subsidiaries file a consolidated income tax return. Deferred income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are primarily translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income and included as a separate caption in shareholders' equity. Foreign currency gains and losses resulting from foreign currency transactions are included in results of operations and are not material.

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

     Acquisitions occurring subsequent to November 29, 1997 are discussed in
Note 14.

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

Long-term debt consists of the following:

---------------------------------------------------------------------------------------
                                                             NOVEMBER 29,  November 30,
                                                                1997          1996
---------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011             $100          $100

Unsecured 7% debentures due on February 15, 2024                 100           100

Government sponsored bond with an interest rate of 5.0%
    and maturities to 2008                                         2             2

Other                                                              2             3
---------------------------------------------------------------------------------------
Total                                                            204           205

Less current portion                                               1             1
---------------------------------------------------------------------------------------
Total long-term debt                                            $203          $204
---------------------------------------------------------------------------------------

     The scheduled payments on the long-term debt as of November 29, 1997 total less than $1 million in each of the years 1998 through 2002.

     Short-term debt consists of various lines of credit maintained for foreign subsidiaries. The weighted average interest rate on all short-term borrowings outstanding as of November 29, 1997 and November 30, 1996 was 3.9%.

     At November 29, 1997, the Company had uncommitted credit lines totaling $118 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

     Debt issued subsequent to November 29, 1997 is described in Note 14.

5.   STOCK-BASED COMPENSATION

At November 29, 1997, the Company has three active stock-based compensation plans; the Senior Executive Compensation Program, the Performance Compensation Plan, and the 1996 Stock Option Plan, which are described below. These three plans are administered by the Compensation Committee of the Board of Directors. All shares issued under these plans are valued at market trading prices. The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,104,899 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through November 29, 1997, were 240,561. In addition, the Senior Executive Compensation Program provides for participants to defer payment of long-term performance share and other compensation earned in prior years. A total of 173,811 deferred shares are payable as of November 29, 1997.

     On April 7, 1992, the shareholders of the Company approved the adoption of the Performance Compensation Plan whereby key employees will be awarded tentative performance shares based upon achievement of performance targets. A total of 1,290,028 shares of common stock remain reserved for issuance under this plan as of November 29, 1997. In 1993, 386,096 shares were earned based on the Company's performance. A total of 1,111 deferred shares are payable as of November 29, 1997 under this plan. The plan will terminate on November 30, 2001.

     On April 8, 1997, the shareholders of the Company approved the adoption of the 1996 Stock Option Plan whereby key employees and directors will be granted the opportunity to acquire common stock, without par value, of the Company. Under the terms of the plan, options may be either incentive or non-qualified. Stock appreciation rights may be awarded in conjunction with either an incentive stock option or non-qualified stock option. The exercise price per share shall be the average fair market price of the common stock on the date of the grant. Options granted to employees vest one-third on each of the first three anniversaries of the date of grant. Options granted to directors vest entirely on the first anniversary of the date of grant. All options have a maximum term of ten years. Three million shares of common stock have been reserved for issuance under this plan and options were initially granted in 1997. The fair value for each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in 1997:

          Risk-free interest rate                 6.83%
          Dividend yield                          1.44%
          Volatility factor                      .1903
          Weighted average expected life          5.97 years

The weighted average fair value of the options granted during 1997 was $13.22 per share. The following table summarizes the transactions of the Company's stock option plan in 1997:

                                                                 Weighted
                                                                  Average
                                                     Number of   Exercise
                                                      Shares      Price
                                                     ---------   --------
          Unexercised options outstanding -
            November 30, 1996                             N/A         N/A
          Options granted                             290,500    $44.3125
          Options exercised                               N/A         N/A
          Options forfeited                             7,000    $44.3125
          Unexercised options outstanding -
            November 29, 1997                         283,500    $44.3125
          Exercisable options - November 29, 1997        None         N/A

     On April 14, 1987, the shareholders of the Company approved the adoption of a restricted stock plan whereby key employees may be granted restricted shares of the Company's stock. The restrictions lapse after six years; or earlier if certain financial goals are exceeded. A total of 2,000,000 shares of common stock were designated for this plan. A total of 324,600 shares were awarded, 268,132 shares were distributed and/or deferred, and 56,468 shares were forfeited as of November 29, 1997. No awards were made in fiscal 1997 and the plan has been terminated.

     The amount charged to expense for all stock-based compensation plans was $4 million, $2 million and less than $1 million in 1997, 1996 and 1995, respectively.

     The pro forma affect on net income for all stock-based compensation plans if accounted for under SFAS No. 123 is less than $1 million each in 1997, 1996, and 1995, respectively. There is a corresponding negligible effect on earnings per share in each of those years.

     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company. A total of 9,266 deferred shares are payable as of November 29, 1997 under this program.

6.   SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.

     The Board of Directors has authorized the repurchase, from time to time, of up to 19,200,000 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of November 29, 1997, a total of 13,299,067 shares had been purchased at market trading prices, of which 11,812,743 shares remain in treasury.

     See Note 14 for a discussion of significant changes in equity subsequent to November 29, 1997.

7.   FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 11) for which it is practicable to estimate that value:

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

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

----------------------------------------------------------------------------
                                                       NOVEMBER 29, 1997
----------------------------------------------------------------------------
                                                      Carrying        Fair
                                                       Amount        Value
----------------------------------------------------------------------------
     Short-term debt                                    $ 60         $ 60
     Long-term debt                                     $204         $224
----------------------------------------------------------------------------

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency risks. The Company occasionally enters into foreign currency forward contracts to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies.
The gains or losses arising from these contracts offset foreign exchange gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. The Company had no material derivative financial instruments on November 29, 1997 and November 30, 1996.

8.   SEGMENT INFORMATION

INDUSTRY INFORMATION

The Health Care Group consists of Hill-Rom and Medeco Security Locks, which is included in this segment due to its relative size. Block Medical was in this segment prior to its sale in 1996. Hill-Rom produces and sells electric hospital beds, patient room furniture and patient handling equipment designed to meet the needs of acute care, long-term care, home care and perinatal providers. It also provides rental therapy units to health care facilities and the home care market for wound therapy, the management of pulmonary complications associated with critically ill patients and incontinence management. Medeco produces and sells high-security mechanical locks and lock cylinders and electronic security systems for commercial, residential and government applications.

     The Funeral Service Group consists of Batesville Casket Company and Forethought Financial Services. Batesville manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forethought Financial Services' subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank and The Forethought Group, Inc., provide funeral planning professionals with marketing support for Forethought-Registered Trademark-funeral plans funded by life insurance policies and trust products. Note 11 contains additional information regarding financial services.

     Product transfers between industry segments are not material.

Financial information regarding the Company's industry segments is presented below:


-------------------------------------------------------------------------------
                                      NOVEMBER 29,   November 30,   December 2,
Year Ended                               1997            1996          1995
-------------------------------------------------------------------------------
Net revenues:
   Health Care                            $966           $941           $924
   Funeral Service                         810            743            701
-------------------------------------------------------------------------------
   Consolidated                         $1,776         $1,684         $1,625
-------------------------------------------------------------------------------
Operating profit:
   Health Care (a) (b)                    $134           $111            $62
   Funeral Service                         160            144            134
   Corporate and other                     (30)           (19)           (17)
-------------------------------------------------------------------------------
   Consolidated                            264            236            179
Interest expense                           (21)           (22)           (20)
Investment income                           18             17             15
Other income (expense), net (c)             (2)             2             (4)
-------------------------------------------------------------------------------
Income before income taxes                $259           $233           $170
-------------------------------------------------------------------------------
Identifiable assets:
   Health Care (a) (b)                    $679           $647           $713
   Funeral Service                       2,750          2,421          2,120
   Corporate and other                     399            328            237
-------------------------------------------------------------------------------
   Consolidated                         $3,828         $3,396         $3,070
-------------------------------------------------------------------------------
Capital expenditures:
   Health Care                             $68            $69            $77
   Funeral Service                          15             21             24
   Corporate and other                       2              2              2
-------------------------------------------------------------------------------
   Consolidated                            $85            $92           $103
-------------------------------------------------------------------------------
Depreciation and amortization:
   Health Care (a)                         $76            $72           $100
   Funeral Service                          23             24             24
   Corporate and other                       3              3              3
-------------------------------------------------------------------------------
   Consolidated                           $102            $99           $127
-------------------------------------------------------------------------------

(a) REFLECTS A $20 MILLION CHARGE IN 1995 FOR THE WRITE-DOWN OF BLOCK MEDICAL GOODWILL.
(b) REFLECTS A $6 MILLION CHARGE IN 1995 FOR THE WRITE-DOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996.
(c)  REFLECTS A GAIN OF $3 MILLION IN 1996 ON THE SALE OF BLOCK MEDICAL.

GEOGRAPHIC INFORMATION

Sales between geographic area are at transfer prices, which are equivalent to market value.


-----------------------------------------------------------------------------------------------------------------------
                                        United                       Other      Corporate
                                        States (a)   Europe (b)  International  and Other   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
1997:
Net revenues:
   To unaffiliated customers            $1,560         $157           $59        $ -           $ -           $1,776
   Transfers to other geographic areas      37            -             -          -             (37)             -
-----------------------------------------------------------------------------------------------------------------------
     Total net revenues                 $1,597         $157           $59        $ -           $ (37)        $1,776
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                   $305         $(14)          $ 3        $(30)         $ -           $  264
-----------------------------------------------------------------------------------------------------------------------
Identifiable assets                     $3,261         $298           $30        $399          $(160)        $3,828
-----------------------------------------------------------------------------------------------------------------------

1996:
Net revenues:
   To unaffiliated customers            $1,447         $188           $49        $ -           $ -          $1,684
   Transfers to other geographic areas      37            -             -          -             (37)            -
-----------------------------------------------------------------------------------------------------------------------
     Total net revenues                 $1,484         $188           $49        $ -           $ (37)       $1,684
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                   $284         $(31)          $ 2        $(19)         $ -          $  236
-----------------------------------------------------------------------------------------------------------------------
Identifiable assets                     $2,869         $355           $24        $328          $(180)       $3,396
-----------------------------------------------------------------------------------------------------------------------

1995:
Net revenues:
   To unaffiliated customers            $1,355         $221           $49        $ -           $ -          $1,625
   Transfers to other geographic areas      37            -             -          -             (37)            -
-----------------------------------------------------------------------------------------------------------------------
     Total net revenues                 $1,392         $221           $49        $ -           $ (37)       $1,625
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                   $225         $(30)          $ -        $(17)         $   1        $  179
-----------------------------------------------------------------------------------------------------------------------
Identifiable assets                     $2,575         $377           $24        $237          $(143)       $3,070
-----------------------------------------------------------------------------------------------------------------------

(a) REFLECTS A $20 MILLION CHARGE IN 1995 FOR THE WRITE-DOWN OF BLOCK MEDICAL GOODWILL.

(b) REFLECTS A $6 MILLION CHARGE IN 1995 FOR THE WRITE-DOWN OF CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996.

9. INCOME TAXES

Income taxes are computed in accordance with SFAS No. 109. The significant components of the consolidated income tax provision are as follows:

-----------------------------------------------------------------------------
                                                   1997      1996      1995
-----------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                                         $272      $267      $207
  Foreign                                           (13)      (34)      (37)
-----------------------------------------------------------------------------
Total                                              $259      $233      $170
-----------------------------------------------------------------------------
Provision for income taxes:
Current items:
  Federal                                           $99       $85       $83
  State                                              13        13        12
  Foreign                                             3         1        (1)
-----------------------------------------------------------------------------
Total current items                                 115        99        94
-----------------------------------------------------------------------------
Deferred items:
  Federal                                           (11)       (6)      (11)
  State                                               -         -        (2)
  Foreign                                            (2)        -        (1)
-----------------------------------------------------------------------------
Total deferred items                                (13)       (6)      (14)
-----------------------------------------------------------------------------
Provision for income taxes                         $102       $93       $80
-----------------------------------------------------------------------------

   The fiscal year differences between the amounts recorded for income taxes for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income before taxes are explained as follows:

-------------------------------------------------------------------------------
                                 1997              1996              1995
-------------------------------------------------------------------------------
                                     % OF               % of              % of
                                    PRETAX             Pretax            Pretax
                            AMOUNT  INCOME    Amount   Income    Amount  Income
--------------------------------------------------------------------------------
Federal income
   tax (A)                   $90     35.0      $81     35.0      $59      35.0
State income
   tax (B)                     9      3.5        9      3.8        7       4.0
Foreign income
   tax (C)                     6      2.3       12      5.1       11       6.5
Goodwill write-down (A)        -        -        -        -        7       4.1
Sale of Block Medical (A)      -        -       (6)    (2.6)       -         -
Other, net                    (3)    (1.4)      (3)    (1.4)      (4)     (2.5)
-------------------------------------------------------------------------------
Provision for
   income taxes             $102      39.4      $93    39.9      $80      47.1
-------------------------------------------------------------------------------

(A)  AT STATUTORY RATE.
(B)  NET OF FEDERAL BENEFIT.
(C)  FEDERAL TAX RATE DIFFERENTIAL.

   The tax effect of temporary differences that give rise to significant portions of the deferred tax balance sheet accounts were as follows:

---------------------------------------------------------------------------------------
                                    NOVEMBER 29, 1997             November 30, 1996
---------------------------------------------------------------------------------------
                                 NON-INSURANCE  INSURANCE    Non-insurance    Insurance
---------------------------------------------------------------------------------------
Deferred tax assets:
   Current:
    Inventories                       $2           $-             $4             $-
    Employee benefit accruals          3            -              3              -
    Self insurance accruals           10            -             10              -
    Litigation accruals                3            -              1              -
    Other, net                         7            4              7              3
   Long-term:
    Employee benefit accruals         21            1             18              -
    Deferred policy revenues           -          212              -            185
    Foreign loss carryforwards        67            -             66              -
    Foreign acquisition reserves       2            -              4              -
    Other, net                         7            -              6              -
---------------------------------------------------------------------------------------
   Total assets                      122          217            119            188
---------------------------------------------------------------------------------------
Deferred tax liabilities:
   Current:
    Inventories                        2            -              2              -
    Other, net                         2            -              2              -
   Long-term:
    Depreciation                      34            -             35              -
    Amortization                       -            -              2              -
    Unrealized gain on investments     -           18              -             12
    Benefit reserves                   -           11              -              9
    Deferred acquisition costs         -          140              -            119
    Foreign asset step up              4            -              4              -
    Other, net                         1            5              -              4
---------------------------------------------------------------------------------------
   Total liabilities                  43          174             45            144
---------------------------------------------------------------------------------------
Less valuation allowance for
   foreign loss carryforwards        (65)           -            (66)             -
---------------------------------------------------------------------------------------
Net asset                            $14          $43             $8           $ 44
---------------------------------------------------------------------------------------

     Remaining unutilized foreign loss carryforwards were approximately $161 million and $162 million on November 29, 1997, and November 30, 1996, respectively. There is not currently sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of net deferred tax assets in the financial statements for those foreign subsidiaries in net operating loss carryforward positions. Accordingly, a valuation allowance of $65 million has been recorded. It is reasonably possible that sufficient positive evidence could be generated in the near term at one or more of these foreign subsidiaries to support a reduction in the valuation allowance and a resulting recognition of net deferred tax assets. Included in the deferred tax valuation allowance is $5 million related to acquired German loss carryforward benefits. The future reversal of this portion of the valuation allowance will not be recognized as an adjustment in the income statement.

     Income tax benefits recorded in years 1990 through 1997 relative to certain expenses associated with the Company's corporate-owned life insurance program have been reviewed by the Internal Revenue Service (IRS). At the date of this report, the Company and the IRS are requesting technical advice from the IRS' national office. The Company strongly believes such benefits were recorded in full compliance with existing and prior tax law. However, it is reasonably possible that the IRS may, in the near term, disallow the deductibility of some of these expenses. The Company believes that the ultimate amount of tax deductions disallowed, if any, will not have a material adverse effect on financial condition or cash flows.

10.  SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

---------------------------------------------------------------------------
                                   1997           1996           1995
---------------------------------------------------------------------------
Rental expense                     $(16)          $(16)          $(17)
Research and
  development costs                $(49)          $(42)          $(39)
Investment income, net (A)         $ 18           $ 17           $ 15
---------------------------------------------------------------------------

(A)  EXCLUDES INSURANCE OPERATIONS.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $38 million, primarily for warehouses, under noncancellable operating leases.

-------------------------------------
     1998                     $12
     1999                     $9
     2000                     $6
     2001                     $4
     2002                     $3
     2003 and beyond          $4
--------------------------------------

The table below provides supplemental information to the statements of consolidated cash flows.

----------------------------------------------------------------
                                       1997      1996     1995
----------------------------------------------------------------
Cash paid for:
  Income taxes                         $109       $92      $90
  Interest                             $ 23       $16      $20
Non-cash investing and
  financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses  $  -       $ 1      $ 5
  Treasury stock issued under
    stock compensation plans           $  -       $ 1      $ -
  Accrued treasury stock acquisition   $ 13       $ -      $ -
----------------------------------------------------------------

11.  FINANCIAL SERVICES

Forethought Financial Services, through its subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank and The Forethought
Group, Inc., serves funeral planning professionals with life insurance policies, trust products and marketing support for Forethought-Registered Trademark-funeral planning. Forethought entered the preneed trust market in 1997. This business did not materially affect the financial results of Forethought or Hillenbrand Industries in 1997. The life insurance policies are limited to long-duration, whole-life policies, and, as such, are accounted for under SFAS No. 97. The benefits under these policies increase based on external inflationary indices. Premiums received are recorded as an increase to benefit reserves or as unearned revenue. Unearned revenues are recognized over the actuarial life of the contract. Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues. Liabilities equal to policy holder account balances and amounts assessed against these balances for future insurance charges are established on the insurance contracts issued by Forethought Life Insurance Company.

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

     The amortized cost and fair value of investment securities available for sale at November 29, 1997 were as follows:

-------------------------------------------------------------------------------
                                                  Gross        Gross
                                    Amortized   Unrealized   Unrealized  Fair
                                       Cost       Gains        Losses    Value
-------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies          $  645        $11           $6     $  650
Corporate securities                  1,129         40            5      1,164
Mutual funds                             40         13            -         53
Preferred stocks                          4          -            -          4
-------------------------------------------------------------------------------
Total  (a)                           $1,818        $64          $11     $1,871
-------------------------------------------------------------------------------

The amortized cost and fair value of investment securities available for sale at November 30, 1996 were as follows:

-------------------------------------------------------------------------------
                                                  Gross         Gross
                                    Amortized   Unrealized   Unrealized  Fair
                                      Cost        Gains        Losses    Value
-------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies          $  553        $ 8          $ 9      $  552
Corporate securities                    991         27            2       1,016
Mutual funds                             56          9            -          65
-------------------------------------------------------------------------------
Total (a)                            $1,600        $44          $11      $1,633
-------------------------------------------------------------------------------

(A) DOES NOT INCLUDE THE AMORTIZED COST OF OTHER INVESTMENTS CARRIED ON THE
    BALANCE SHEET IN THE AMOUNT OF $ 63 MILLION AT    NOVEMBER 29, 1997, AND
    $30 MILLION AT NOVEMBER 30, 1996, THE CARRYING VALUE OF WHICH APPROXIMATES FAIR VALUE.

   The amortized cost and fair value of investment securities available for sale at November 29, 1997, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------
                                     Amortized       Fair
                                       Cost          Value
-------------------------------------------------------------------------------
Due in one year or less             $   52         $   52
Due after 1 year through 5 years       269            273
Due after 5 years through 10 years     281            284
Due after 10 years                     589            619
Mortgage-backed securities             583            586
Mutual funds                            40             53
Preferred stocks                         4              4
-------------------------------------------------------------------------------
Total                               $1,818         $1,871
-------------------------------------------------------------------------------

   The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

-------------------------------------------------------------------------------
                                      1997           1996           1995
-------------------------------------------------------------------------------
Proceeds                              $358           $126           $290
Realized gross gains                  $ 12           $  1           $  5
Realized gross losses                 $  4           $  1           $  4
-------------------------------------------------------------------------------

   Summarized financial information of insurance operations included in the statement of consolidated income is as follows:

-------------------------------------------------------------------------------
                                      1997           1996           1995
-------------------------------------------------------------------------------
Investment income                     $120           $104            $92
Earned premium revenue                 137            115             93
Net gain on sale of investments          8              -              1
-------------------------------------------------------------------------------
Total net revenues                     265            219            186
Benefits paid                           63             56             48
Credited interest                      111             97             86
Deferred acquisition costs amortized    35             29             24
Other operating expenses                21             13             14
-------------------------------------------------------------------------------
Income before income taxes             $35            $24            $14
-------------------------------------------------------------------------------

Statutory data at December 31 includes:

-------------------------------------------------------------------------------
                              1997 (unaudited)          1996           1995
-------------------------------------------------------------------------------
Net income                          $ 32                $ 29           $ 22
Capital and surplus                 $144                $129           $115
-------------------------------------------------------------------------------

12.   UNAUDITED QUARTERLY FINANCIAL INFORMATION

-------------------------------------------------------------------------------
                                                                          TOTAL
1997 QUARTER ENDED                3/01/97   5/31/97   8/30/97   11/29/97  YEAR
-------------------------------------------------------------------------------
Net revenues                      $  446    $  426    $  429      $475   $1,776
Gross profit                         184       177       179       205      745
Net income                            39        37        35        46      157
Net income per common share          .56       .54       .51       .67     2.28
-------------------------------------------------------------------------------

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


13.  CONTINGENCIES

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

14.  SUBSEQUENT EVENTS

On December 1, 1997, the Company purchased 990,000 shares of its common stock from a trust established by a founder of the Company to facilitate the payment of the trust's federal and state taxes upon the death of the founder's widow. The purchase, totaling $42 million, was a private transaction at a discount from market determined by an investment bank to be fair to the Company.

     On December 8, 1997, the Company issued $100 million of 6 3/4% debentures under a shelf registration statement filed with the Securities and Exchange Commission in 1993. The debentures are due December 15, 2027 and are redeemable, as a whole or in part, at the option of the Company at any time. There are no sinking fund requirements. The debentures were priced at 99.184% to yield 6.814% to maturity. Interest is payable semiannually on June 15 and December 15 commencing June 15, 1998. Net proceeds to the Company of $98.309 million will be used for general corporate purposes, including working capital, capital expenditures and possible future acquisitions.

     On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $99 million.

(Unaudited)

On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems, for a cash payment of $62 million. These acquisitions will not have a material effect on the Company's results of operations in 1998.

     On January 19, 1998, the Board of Directors increased by 5,000,000 shares the Company's authorization to repurchase its stock under the Hillenbrand Industries Stock Repurchase Program.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 27, 1998, and to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" in the definitive Proxy Statement dated February 27, 1998, and to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The section entitled "Election of Directors" in the definitive Proxy Statement to be dated February 27, 1998, and to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated February 27, 1998, and to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, are incorporated herein by reference.



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

          (2)  Financial Statement Schedules

               The financial statement schedule filed in response to Item 8 and
               Item 14(d) of Form 10-K is listed on the index to Consolidated Financial Statements on page 19.

          (3)  Exhibits

               The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

          3.1    Form of Restated Certificate of Incorporation of the
                 Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

          3.2 Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 30, 1996)


          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

          10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

          10.2 Hillenbrand Industries, Inc. Performance Compensation Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1992, and filed with the Commission relative to the Company's 1992 Annual Meeting of Shareholders)

          10.3 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders)


          Other Exhibits

          21   Subsidiaries of the Registrant



     (b) There were no reports on Form 8-K filed during the quarter ended November 29, 1997.

                                                                    SCHEDULE II

                   HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEARS ENDED NOVEMBER 29, 1997, NOVEMBER 30, 1996 AND DECEMBER 2, 1995
                               (DOLLARS IN MILLIONS)


                                                   ADDITIONS
                                            -------------------------
                                BALANCE AT  CHARGED TO   CHARGED TO    DEDUCTIONS     BALANCE
                                BEGINNING   COSTS AND      OTHER         NET OF        AT END
       DESCRIPTION              OF PERIOD   EXPENSES     ACCOUNTS (A)  RECOVERIES(B)  OF PERIOD
-----------------------------   ---------   ----------   ------------  -------------  ---------
Reserves deducted from assets
 to which they apply:

 Allowance for possible losses
   and discounts
   - accounts receivable:

   Year Ended:



     November 29, 1997          $19         $1           $8            $3          $25
                                ---------   ----------   ------------  ----------  -------------
                                ---------   ----------   ------------  ----------  -------------
     November 30, 1996          $20         $1           $-            $2          $19
                                ---------   ----------   ------------  ----------  -------------
                                ---------   ----------   ------------  ----------  -------------
     December 2, 1995           $14         $4           $5            $3          $20
                                ---------   ----------   ------------  ----------  -------------
                                ---------   ----------   ------------  ----------  -------------


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



                                    HILLENBRAND INDUSTRIES, INC.


                                    By:  /S/  W AUGUST HILLENBRAND
                                         ------------------------------
                                              W August Hillenbrand
Dated: January 19, 1998                       Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/  Daniel A. Hillenbrand         /s/  Leonard Granoff
--------------------------------   -------------------------------
     Daniel A. Hillenbrand              Leonard Granoff
     Chairman of the Board              Director

/s/  Tom E. Brewer                 /s/  John C. Hancock
--------------------------------   -------------------------------
     Tom E. Brewer                      John C. Hancock
     Chief Financial Officer            Director

/s/  James D. Van De Velde         /s/  W August Hillenbrand
--------------------------------   -------------------------------
     James D. Van De Velde              W August Hillenbrand
     Controller                         Director

/s/  Lawrence R. Burtschy          /s/  George M. Hillenbrand II
--------------------------------   -------------------------------
     Lawrence R. Burtschy               George M. Hillenbrand II
     Director                           Director

/s/  Peter F. Coffaro              /s/  John A. Hillenbrand II
--------------------------------   -------------------------------
     Peter F. Coffaro                   John A. Hillenbrand II
     Director                           Director

/s/  Edward S. Davis               /s/  Ray J. Hillenbrand
--------------------------------   -------------------------------
     Edward S. Davis                    Ray J. Hillenbrand
     Director                           Director


Dated:  January 19, 1998

               HILLENBRAND INDUSTRIES, INC.
                      INDEX TO EXHIBITS



3.1 Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)


3.2 Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 30, 1996)


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