Form 10-Q
period 1998-02-28
HILLENBRAND INDUSTRIES INC
filed 1998-04-14
CIK 47518

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998     COMMISSION FILE NO. 1-6651

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

     Yes____x______ No__________

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, without par value - 67,526,880 as of April 4, 1998.

                            HILLENBRAND INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q


                                                                   PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

               Consolidated Income for the Three Months               3
                    Ended 2/28/98 and 3/1/97

               Consolidated Balance Sheets at                         4
                    2/28/98 and 11/29/97

               Consolidated Cash Flows for the Three Months           5
                    Ended 2/28/98 and 3/1/97

               Notes to Consolidated Financial Statements             6-8

     Item 2 -  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8-10


PART II - OTHER INFORMATION

     Item 5 -  Other Information                                      11

     Item 6 -  Exhibits and Reports on Form 8-K                       11


SIGNATURES                                                            11

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                02/28/98          03/01/97
                                                --------          --------
                                            (In Millions Except Per Share Data)
Net revenues:
     Health Care sales . . . . . . . . . . .    $    146          $   139
     Health Care rentals . . . . . . . . . .         108               96
     Funeral Service sales   . . . . . . . .         148              147
     Insurance revenues. . . . . . . . . . .          77               64
                                                --------          -------
     Total revenues. . . . . . . . . . . . .         479              446

Cost of revenues:
     Health Care cost of goods sold. . . . .          86               78
     Health Care rental expenses . . . . . .          62               61
     Funeral Service cost of goods sold. . .          77               76
     Insurance cost of revenues. . . . . . .          57               47
                                                --------          -------
     Total cost of revenues. . . . . . . . .         282              262

Other operating expenses . . . . . . . . . .         125              118
                                                --------          -------

Operating profit . . . . . . . . . . . . . .          72               66

Interest expense . . . . . . . . . . . . . .          (7)              (6)

Investment income. . . . . . . . . . . . . .           5                4

Other expense, net. . . . . . . . . . . . . .         (1)               -
                                                --------          -------

Income before income taxes . . . . . . . . .          69               64

Income taxes . . . . . . . . . . . . . . . .          26               25
                                                --------          -------

Net income . . . . . . . . . . . . . . . . .    $     43          $    39
                                                --------          -------
                                                --------          -------

Basic and diluted net income
  per common share . . . . . . . . . . . . .    $    .64          $   .56
                                                --------          -------
                                                --------          -------

Dividends per common share . . . . . . . . .    $   .180          $  .165
                                                --------          -------
                                                --------          -------

Average shares outstanding (thousands)            67,535           68,793
                                                --------          -------
                                                --------          -------


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                      02/28/98  11/29/97
                                                            --------  --------
                                                              (In Millions)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .  $   251   $   364
  Trade receivables. . . . . . . . . . . . . . . . . . . .      364       333
  Inventories. . . . . . . . . . . . . . . . . . . . . . .      122        79
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       50        45
                                                            -------   -------
   Total current assets. . . . . . . . . . . . . . . . . .      787       821

Equipment leased to others, net. . . . . . . . . . . . . .       95        91
Property, net. . . . . . . . . . . . . . . . . . . . . . .      241       238

Other assets:
  Intangible assets, net . . . . . . . . . . . . . . . . .      240       126
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       60        51
                                                            -------   -------
   Total other assets. . . . . . . . . . . . . . . . . . .      300       177
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . . . . . .    1,989     1,934
  Deferred policy acquisition costs. . . . . . . . . . . .      489       473
  Deferred income taxes  . . . . . . . . . . . . . . . . .       40        43
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       50        51
                                                            -------   -------
   Total insurance assets. . . . . . . . . . . . . . . . .    2,568     2,501
                                                            -------   -------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 3,991   $ 3,828
                                                            -------   -------
                                                            -------   -------

LIABILITIES

Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . . . . . .  $    59    $   60
  Current portion of long-term debt. . . . . . . . . . . .        1         1
  Trade accounts payable . . . . . . . . . . . . . . . . .       66        71
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      229       227
                                                            -------   -------
   Total current liabilities . . . . . . . . . . . . . . .      355       359
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . .      303       203
  Other long-term liabilities  . . . . . . . . . . . . . .       86        75
  Deferred income taxes. . . . . . . . . . . . . . . . . .        1         7
                                                            -------   -------
   Total other liabilities . . . . . . . . . . . . . . . .      390       285
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . . . . . .    1,711     1,667
  Unearned revenue . . . . . . . . . . . . . . . . . . . .      626       605
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       31        26
                                                            -------   -------
   Total insurance liabilities . . . . . . . . . . . . . .    2,368     2,298
                                                            -------   -------
Total liabilities. . . . . . . . . . . . . . . . . . . . .    3,113     2,942
                                                            -------   -------
Commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . .        4         4
  Additional paid-in capital . . . . . . . . . . . . . . .       14        14
  Retained earnings. . . . . . . . . . . . . . . . . . . .    1,116     1,085
  Accumulated unrealized gain on investments . . . . . . .       41        34
  Foreign currency translation adjustment. . . . . . . . .       (8)       (3)
  Treasury stock . . . . . . . . . . . . . . . . . . . . .     (289)     (248)
                                                            -------   -------
   Total shareholders' equity  . . . . . . . . . . . . . .      878       886
                                                            -------   -------
Total liabilities and shareholders' equity . . . . . . . .  $ 3,991   $ 3,828
                                                            -------   -------
                                                            -------   -------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                  02/28/98       03/01/97
                                                  --------       --------
                                                      (In Millions)
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $  43          $  39
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization . . . . . . . .     25             26
    Change in noncurrent deferred income taxes. .     (6)            (4)
    Change in net working capital excluding
      cash, current debt and acquisitions . . . .    (53)           (10)
    Change in insurance items:
     Deferred policy acquisition costs. . . . . .    (16)           (19)
     Other insurance items, net . . . . . . . . .     21             15
    Other, net  . . . . . . . . . . . . . . . . .      7              3
                                                   -----          -----
Net cash provided by operating activities . . . .     21             50
                                                   -----          -----

Investing activities:
  Capital expenditures, net . . . . . . . . . . .    (21)           (13)
  Acquisitions of businesses. . . . . . . . . . .   (164)             -
  Insurance investments:
    Purchases . . . . . . . . . . . . . . . . . .   (154)          (327)
    Proceeds on maturities. . . . . . . . . . . .     32             40
    Proceeds on sales prior to maturity . . . . .     77            222
                                                   -----          -----
Net cash used in investing activities . . . . . .   (230)           (78)
                                                   -----          -----

Financing activities:
  Additions (reductions) to debt, net . . . . . .    101             (4)
  Payment of cash dividends . . . . . . . . . . .    (12)           (11)
  Treasury stock acquisitions . . . . . . . . . .    (42)             -
  Insurance premiums received.  . . . . . . . . .    128            147
  Insurance benefits paid . . . . . . . . . . . .    (78)           (70)
                                                   -----          -----
Net cash provided by financing activities . . . .     97             62
                                                   -----          -----

Effect of exchange rate changes on cash . . . . .     (1)             -
                                                   -----          -----

Total cash flows. . . . . . . . . . . . . . . . .   (113)            34

Cash and cash equivalents:
 At beginning of period . . . . . . . . . . . . .    364            266
 At end of period . . . . . . . . . . . . . . . .  $ 251          $ 300
                                                   -----          -----
                                                   -----          -----

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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                     02/28/98      11/29/97
                                                     --------      --------
     Allowance for possible losses and
          discounts on trade receivables..........      $  24         $  25

     Accumulated depreciation of equipment
          leased to others and property...........      $ 614         $ 602

     Accumulated amortization of intangible
          assets..................................      $ 157         $ 156

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued...................       None          None
            Common stock, without par value:
                Authorized 199,000,000 shares;
                  Shares issued...................  80,323,912   80,323,912

3.   Earnings per Common Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective November 30, 1997 (the beginning of fiscal year 1998). This standard requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is defined as income available to common shareholders divided by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share gives effect to the dilutive potential common shares that were outstanding during the period. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material dilutive effect on earnings per share in the first quarter of 1998 and all prior periods. Cumulative treasury stock acquired of 14,289,067 shares, less cumulative shares reissued of 1,576,399, have been excluded in determining the average number of shares outstanding during each period.

     Earnings per share is calculated as follows:

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                  02/28/98       03/01/97
                                                  --------       --------
     Net income (in thousands)                     $42,908        $38,504
     Average shares outstanding                 67,535,131     68,792,649
     Basic and diluted earnings
       per common share                               $.64           $.56

4.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended February 28, 1998.

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended February 28, 1998.

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

5.   Acquisitions

     On December 18, 1997, the Company's subsidiary, Hill-Rom, acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $102 million, which includes costs of acquisition. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems, for a cash payment of $62 million, including costs of acquisition. These acquisitions have been accounted for as purchases and, accordingly, their results are included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the assets acquired has been recorded as goodwill and is being amortized over 20 years. These acquisitions, singularly and combined, will not have a significant effect on the Company's results of operations.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Consolidated revenues of $479 million were up $33 million or 7%. Health Care sales grew $7 million, or 5%, due primarily to the acquisition of Air-Shields early in the quarter. The incremental Air-Shields volume and increased architectural products and long-term care shipments were partially offset by lower bed, frames and furniture shipments. Sales growth in Europe (France, Germany and the United Kingdom) was mostly offset by unfavorable currency adjustments. At Medeco Security Locks, shipments were up marginally in both the door security and route management businesses. Health Care rental revenue increased $12 million or 13%. In North America, higher units in use in the acute care, home care and long-term care markets was partially offset by lower rates caused by a mix down in product utilization and pricing pressures. Rental revenue in Europe was essentially flat due to unfavorable currency adjustments. Funeral Service sales were up $1 million, or 1%, due to increased unit volume and market penetration of traditional caskets and cremation products, partially offset by lower product mix. Insurance revenues grew $13 million or 20%.
Earned premium revenue was up due to increased insurance in force. Higher investment income reflected the larger investment portfolio, partially offset by marginally lower yields. Capital gains were also up year over year.

Gross profit on Health Care sales of $60 million was down $1 million, or 2%, and as a percentage of sales was 41.1% compared with 43.9% in the first quarter of 1997 due primarily to product mix. In addition to the effect of the inclusion of lower margin Air-Shields products, sales of architectural products, which also generate lower margins, were up and Advance series bed sales were down. Start-up costs associated with early shipments of the TotalCare bed also had a negative effect on margins. Gross profit on rental revenues was up $11 million, or 31%, and as a percentage of revenues improved from 36.5% to 42.6% due to increased therapy unit utilization and control of service costs, partially offset by the aforementioned lower rates. Consistent with sales growth, gross profit on Funeral Service sales was essentially unchanged at $71 million. As a percentage of sales it was down marginally from 48.3% to 48.0% due to lower product mix.

Insurance operating profit of $10 million increased $3 million, or 43%, from the first quarter of 1997 due to the revenue factors discussed above and continued control of administrative expenses.

Other operating expenses (including insurance operations) increased $7 million, or 6%, and as a percentage of revenues were 26.1% versus 26.5% in last year's first quarter. Higher incentive compensation expense and costs associated with recent acquisitions were largely offset by lower legal expenses and ongoing operational improvements.

The increase in interest expense reflects the issuance of debentures in the first quarter, as discussed below.

The consolidated effective income tax rate was 37.7% in the first quarter of 1998 versus 39.1% in the comparable period of 1997. This improvement was due primarily to lower operating losses in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) at February 28, 1998 of $251 million were down $113 million from November 29, 1997. Cash flow from operating activities of $21 million in the first quarter was $29 million lower than the first quarter of 1997. Excluding the effect of acquisitions, net working capital increased $53 million from year end. The inventory increase of $13 million primarily reflected inventory associated with Hill-Rom's TotalCare bed, which was introduced in late 1997. The decline in accounts payable and accrued expenses totaling $40 million was due to first quarter payments on various items accrued at year end, including a $13 million treasury stock purchase, 1997 incentive compensation and other operating expenses driven by high fourth quarter production levels.

Capital expenditures were up $8 million from the first quarter of 1997 due to higher spending throughout the Company. Capital spending in 1997 was at its lowest level in six years. Acquisitions (discussed in Note 5) included Air-Shields, Inc. ($102 million) and MEDAES Holdings, Inc. ($62 million).
The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

On December 8, 1997, the Company issued the remaining $100 million of debentures under a shelf registration statement filed with Securities and Exchange Commission in 1993. The net proceeds of $98 million will be used for working capital, capital expenditures and acquisitions. The $42 million stock purchase in the first quarter represented the acquisition of 990,000 shares from a trust established by a founder of the Company. Insurance premiums received were $19 million below the first quarter of 1997 due to fewer trust rollovers. Excluding trust rollovers, premiums were up marginally as increased contract volume was mostly offset by lower average funeral value.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes to be phased in beginning in the third quarter will have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market. Although losses in Hill-Rom's European operations have been reduced, continued softness in most markets will result in Europe remaining unprofitable overall for the year.

                            PART II - OTHER INFORMATION



ITEM 5.   OTHER INFORMATION

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to "Disclosure Regarding Forward-Looking Statements" in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997 which lists important factors that could cause actual results to differ materially from those discussed in this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27                         Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter ended February 28, 1998.






                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  April 9, 1998          BY:  /S/  Donald G. Barger, Jr.
                                   ----------------------------------
                                        Donald G. Barger, Jr.
                                        Chief Financial Officer


DATE:  April 9, 1998          BY:   /S/  James D. Van De Velde
                                   ----------------------------------
                                         James D. Van De Velde
                                         Controller