Form 10-Q
period 1998-05-30
HILLENBRAND INDUSTRIES INC
filed 1998-06-30
CIK 47518

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

     FOR THE QUARTERLY PERIOD ENDED MAY 30, 1998    COMMISSION FILE NO. 1-6651

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

                        Yes /X/              No
                            ----------          ---------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, without par value - 67,514,217 as of June 24, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            HILLENBRAND INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q

                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

        Consolidated Income for the Three Months                 3
             and Six Months Ended 5/30/98 and 5/31/97

        Consolidated Balance Sheets at                           4
             5/30/98 and 11/29/97

        Consolidated Cash Flows for the Six Months               5
             Ended 5/30/98 and 5/31/97

        Notes to Consolidated Financial Statements             6-8

     Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8-12


PART II - OTHER INFORMATION

     Item 4    Submission of Matters to a
               Vote of Security Holders                          12

     Item 5 -  Other Information                                 12

     Item 6 -  Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                       13

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income

                                                        Three Months Ended           Six Months Ended
                                                      ---------------------       -----------------------
                                                      05/30/98     05/31/97       05/30/98       05/31/97
                                                      --------     --------       --------       --------
                                                             (In Millions Except Per Share Data)
Net revenues:
   Health Care sales . . . . . . . . . . . . . . . .  $    197     $    133       $    343       $    272
   Health Care rentals . . . . . . . . . . . . . . .       104           93            212            189
   Funeral Service sales   . . . . . . . . . . . . .       134          135            282            282
   Insurance revenues. . . . . . . . . . . . . . . .        73           65            150            129
                                                      --------     --------       --------       --------
   Total revenues. . . . . . . . . . . . . . . . . .       508          426            987            872

Cost of revenues:
   Health Care cost of goods sold. . . . . . . . . .       112           76            198            154
   Health Care rental expenses . . . . . . . . . . .        62           55            124            116
   Funeral Service cost of goods sold. . . . . . . .        69           70            146            146
   Insurance cost of revenues. . . . . . . . . . . .        53           48            110             95
                                                      --------     --------       --------       --------
   Total cost of revenues. . . . . . . . . . . . . .       296          249            578            511

Other operating expenses . . . . . . . . . . . . . .       138          114            263            232
                                                      --------     --------       --------       --------

Operating profit . . . . . . . . . . . . . . . . . .        74           63            146            129

Interest expense . . . . . . . . . . . . . . . . . .        (7)          (5)           (14)           (11)

Investment income. . . . . . . . . . . . . . . . . .         3            5              8              9

Other income (expense), net. . . . . . . . . . . . .         2           (2)             1             (2)
                                                      --------     --------       --------       --------

Income before income taxes . . . . . . . . . . . . .        72           61            141            125

Income taxes . . . . . . . . . . . . . . . . . . . .        27           24             53             49
                                                      --------     --------       --------       --------

Net income . . . . . . . . . . . . . . . . . . . . .  $     45     $     37       $     88       $     76
                                                      --------     --------       --------       --------
                                                      --------     --------       --------       --------

Basic and diluted net income
  per common share . . . . . . . . . . . . . . . . .  $    .66     $    .54       $  1 .30       $   1.10
                                                      --------     --------       --------       --------
                                                      --------     --------       --------       --------

Dividends per common share . . . . . . . . . . . . .  $   .180     $   .165       $    .36       $    .33
                                                      --------     --------       --------       --------
                                                      --------     --------       --------       --------

Average shares outstanding (thousands) . . . . . . .    67,525       68,797         67,530         68,795
                                                      --------     --------       --------       --------
                                                      --------     --------       --------       --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS                                                             05/30/98       11/29/97
                                                                   --------       --------
                                                                        (In Millions)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $   234        $   364
  Trade receivables. . . . . . . . . . . . . . . . . . . . . . . .      364            333
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      116             79
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51             45
                                                                    -------        -------
   Total current assets. . . . . . . . . . . . . . . . . . . . . .      765            821

Equipment leased to others, net. . . . . . . . . . . . . . . . . .       92             91
Property, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      242            238

Other assets:
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . .      250            126
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       84             51
                                                                    -------        -------
   Total other assets. . . . . . . . . . . . . . . . . . . . . . .      334            177
Insurance assets:
  Investments. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,054          1,934
  Deferred policy acquisition costs. . . . . . . . . . . . . . . .      505            473
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .       38             43
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51             51
                                                                    -------        -------
   Total insurance assets. . . . . . . . . . . . . . . . . . . . .    2,648          2,501
                                                                    -------        -------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,081        $ 3,828
                                                                    -------        -------
                                                                    -------        -------
LIABILITIES

Current liabilities:
  Short-term debt. . . . . . . . . . . . . . . . . . . . . . . . .  $    55        $    60
  Current portion of long-term debt. . . . . . . . . . . . . . . .        -              1
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . .       69             71
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      213            227
                                                                    -------        -------
   Total current liabilities . . . . . . . . . . . . . . . . . . .      337            359
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .      306            203
  Other long-term liabilities. . . . . . . . . . . . . . . . . . .       91             75
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .        2              7
                                                                    -------        -------
   Total other liabilities . . . . . . . . . . . . . . . . . . . .      399            285
Insurance liabilities:
  Benefit reserves . . . . . . . . . . . . . . . . . . . . . . . .    1,759          1,667
  Unearned revenue . . . . . . . . . . . . . . . . . . . . . . . .      644            605
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34             26
                                                                    -------        -------
   Total insurance liabilities . . . . . . . . . . . . . . . . . .    2,437          2,298
                                                                    -------        -------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    3,173          2,942
                                                                    -------        -------
Commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . .        4              4
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .       14             14
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .    1,148          1,085
  Accumulated unrealized gain on investments . . . . . . . . . . .       46             34
  Foreign currency translation adjustment. . . . . . . . . . . . .      (14)            (3)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .     (290)          (248)
                                                                    -------        -------
   Total shareholders' equity. . . . . . . . . . . . . . . . . . .      908            886
                                                                    -------        -------
Total liabilities and shareholders' equity . . . . . . . . . . . .  $ 4,081        $ 3,828
                                                                    -------        -------
                                                                    -------        -------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows

                                                          Six Months Ended
                                                       ---------------------
                                                       05/30/98     05/31/97
                                                       --------     --------
                                                           (In Millions)
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . .    $  88        $  76
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization . . . . . . . . . .       51           54
    Change in noncurrent deferred income taxes. . . .       (6)          (4)
    Change in net working capital
      excluding cash, current debt and acquisitions .      (78)         (18)
    Change in insurance items:
     Deferred policy acquisition costs. . . . . . . .      (32)         (35)
     Other insurance items, net . . . . . . . . . . .       33           18
    Other, net. . . . . . . . . . . . . . . . . . . .      (19)           9
                                                         -----        -----
Net cash provided by operating activities . . . . . .       37          100
                                                         -----        -----

Investing activities:
  Capital expenditures, net . . . . . . . . . . . . .      (38)         (38)
  Acquisitions of businesses. . . . . . . . . . . . .     (164)           -
  Other investments . . . . . . . . . . . . . . . . .        -           (5)
  Insurance investments:
    Purchases . . . . . . . . . . . . . . . . . . . .     (371)        (424)
    Proceeds on maturities  . . . . . . . . . . . . .       63           64
    Proceeds on sales prior to maturity . . . . . . .      207          246
                                                         -----        -----
Net cash used in investing activities . . . . . . . .     (303)        (157)
                                                         -----        -----

Financing activities:
  Additions (reductions) to debt, net . . . . . . . .       98           (6)
  Payment of cash dividends . . . . . . . . . . . . .      (25)         (23)
  Treasury stock acquisitions . . . . . . . . . . . .      (43)           -
  Insurance premiums received . . . . . . . . . . . .      255          267
  Insurance benefits paid . . . . . . . . . . . . . .     (148)        (134)
                                                         -----        -----
Net cash provided by financing activities . . . . . .      137          104
                                                         -----        -----

Effect of exchange rate changes on cash . . . . . . .       (1)          (1)
                                                         -----        -----

Total cash flows. . . . . . . . . . . . . . . . . . .     (130)          46

Cash and cash equivalents:
 At beginning of period . . . . . . . . . . . . . . .      364          266
                                                         -----        -----
 At end of period . . . . . . . . . . . . . . . . . .     $234         $312
                                                         -----        -----
                                                         -----        -----

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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                     05/30/98        11/29/97
                                                   ------------    ------------
     Allowance for possible losses and
          discounts on trade receivables..........        $ 26            $ 25

     Accumulated depreciation of equipment
          leased to others and property...........        $620            $602

     Accumulated amortization of intangible
          assets..................................        $164            $156

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued...................        None            None
            Common stock, without par value:
                Authorized 199,000,000 shares;
                  Shares issued...................  80,323,912      80,323,912

3.   Earnings per Common Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective November 30, 1997 (the beginning of fiscal year 1998). This standard requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is defined as income available to common shareholders divided by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share gives effect to the dilutive potential common shares that were outstanding during the period. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material dilutive effect on earnings per share in the second quarter of 1998 and all prior periods. Cumulative treasury stock acquired of 14,309,067 shares, less cumulative shares reissued of 1,582,569, have been excluded in determining the average number of shares outstanding during each period.

     Earnings per share is calculated as follows:

                                           Three Months Ended       Six Months Ended
                                        ----------------------  ----------------------
                                          05/30/98    05/31/97    05/30/98    05/31/97
                                        ----------  ----------  ----------  ----------
     Net income (in thousands)             $44,706     $36,953     $87,614     $75,457
     Average shares outstanding         67,524,650  68,796,966  67,529,891  68,794,808
     Basic and diluted earnings
       per common share                       $.66        $.54       $1.30       $1.10

4.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended May 30, 1998.

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended May 30, 1998.

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

5.   Acquisitions

     On December 18, 1997, the Company's subsidiary, Hill-Rom, acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $102 million and the assumption of certain liabilities totaling $34 million, which includes costs of acquisition. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems, for a cash payment of $62 million and the assumption of certain liabilities totaling $15 million, including costs of acquisition. These acquisitions have been accounted for as purchases and, accordingly, their results are included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the assets acquired, totaling $135 million, has been recorded as goodwill and is being amortized over 20 years. The purchase price allocations are preliminary pending the completion of certain contractual commitments. These acquisitions, singularly and combined, will not have a significant effect on the Company's results of operations. The pro forma impact of these acquisitions on prior periods would also not be material.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

Consolidated revenues of $508 million were up $82 million or 19%. Health Care sales grew $64 million, or 48%, due primarily to the acquisition of Air-Shields and MEDAES in the first quarter. Excluding the effect of these acquisitions, Health Care sales increased 20% due to higher electric bed, frames, furniture and architectural product shipments in the acute care and long term care markets and increased shipments of communications products. In Europe, sales growth in the United Kingdom was partially offset by lower sales in France and unfavorable currency adjustments. At Medeco Security Locks, shipments were up in both the route management and door security markets. Health Care rental revenue increased
$11 million or 12%. In North America, higher units in use in the acute care, long term care and home care markets were partially offset by pricing pressures and mix down in product utilization. Rental revenue in Europe was up marginally. Funeral Service sales were down $1 million, or 1%, due primarily to lower product mix and higher discounting, partially offset by increased unit volume of caskets and cremation products. Insurance revenues grew $8 million or 12%. Higher investment income reflected the larger investment portfolio, partially offset by marginally lower yields. Earned premium revenue was up due to the increase in insurance in-force year over year. Net gains on the sale of investments of $2 million compares with $1 million in the second quarter of 1997.

Gross profit on Health Care sales of $85 million was up $28 million, or 49%, and as a percentage of sales was 43.1% compared with 42.9% in the second quarter of 1997. This growth reflected acquisitions and higher shipments of existing products as discussed above. The improvement in margins on a percentage basis was due to strong shipments of domestic products combined with sales of European products at lower margins constituting a smaller percentage of total sales, mostly offset by the inclusion of lower margin Air-Shields products. Gross profit on rental revenues was up $4 million, or 11%, and as a percentage of revenues was 40.4% versus 40.9% in 1997. Improvements in service cost were offset by the aforementioned lower rates. Gross profit on Funeral Service sales was unchanged at $65 million, and as a percentage of sales, was up marginally from 48.1% to 48.5%.

Insurance operating profit of $10 million increased $1 million, or 11%, from the second quarter of 1997 due to the revenue factors discussed above and continued control of administrative expenses.

Other operating expenses (including insurance operations) increased $24 million, or 21%, and as a percentage of revenues were 27.2% versus 26.8% in last year's second quarter. Costs associated with recent acquisitions were mostly offset by ongoing operational improvements.

Interest expense was up $2 million due to the issuance of $100 million of debentures in the first quarter. Investment income was down $2 million due to lower levels of cash and lower interest rates.

The consolidated effective income tax rate was 37.5% in the second quarter of 1998 versus 39.3% in the comparable period of 1997 due primarily to lower operating losses in Europe.

SIX MONTHS ENDED MAY 30, 1998 COMPARED WITH SIX MONTHS ENDED MAY 31, 1997

Except as noted below, the factors affecting second quarter comparisons also affected year to date comparisons.

Consolidated revenues of $987 million were up $115 million or 13%. Health Care sales grew $71 million or 26%. The first quarter acquisitions accounted for 18% growth and increased shipments of electric beds, frames, furniture, architectural products and communications products accounted for a combined 8% growth. In Europe, sales growth in the United Kingdom and the Netherlands was mostly offset by unfavorable currency adjustments. Excluding the currency effect, sales in France and Germany were essentially unchanged year over year. Door security and route management shipments were up at Medeco Security Locks. Health Care rental revenue increased $23 million or 12%. In North America, higher units in use in all markets was partially offset by pricing pressures and mix down in product utilization. Increased rental revenue in Europe was mostly offset by unfavorable currency adjustments. Funeral Service sales were unchanged year over year. Casket unit volume increases and higher options sales in both quarters were offset by higher discounting and lower product mix. Insurance revenues grew $21 million or 16%, as earned premiums, investment income and capital gains all increased at double digit rates.

Gross profit on Health Care sales of $145 million was up $27 million, or 23%, and as a percentage of sales was 42.3%, down from 43.4% in 1997. The growth from acquisitions negatively affected margins on a percentage basis, offsetting the improvement realized by increased base business shipments in the second quarter. Gross profit on rental revenues was up $15 million, or 21%, and as a percentage of revenues was 41.5% versus 38.6% in 1997. Service cost improvements exceeded the effect of lower prices and mix. Gross profit on Funeral Service sales of $136 million, or 48.2% of sales, was equal to the comparable period of 1997.

Insurance operating profit of $20 million increased $4 million or 25%.

Other operating expenses (including insurance operations) increased $31 million, or 13%, and as a percentage of revenues were 26.6% in both years. Acquisition related costs and higher incentive compensation were partially offset by lower legal expenses and various operational improvements.

Interest expense increased $3 million due to the debentures issued in the first quarter. The $1 million decrease in investment income reflected lower cash and interest rates, primarily in the second quarter.

The consolidated effective income tax rate declined from 39.2% in 1997 to 37.6% in 1998 due to reduced operating losses in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) at May 30, 1998 of $234 million were down $130 million from November 29, 1997. Cash provided by operating activities of $37million in the first six months was $63 million lower than the comparable period of 1997. Excluding the effect of acquisitions, net working capital increased $78 million from year end. The inventory increase of $11 million primarily reflected inventory associated with Hill-Rom's TotalCare bed, which was introduced in late 1997. The decline in accounts payable and accrued expenses totaling $65 million was due to first and second quarter payments on various items accrued at year end, including a $13 million treasury stock purchase, 1997 incentive compensation and other operating expenses driven by high fourth quarter production levels.

Acquisitions (discussed in Note 5) included Air-Shields, Inc. ($102 million) and MEDAES Holdings, Inc. ($62 million). The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

On December 8, 1997, the Company issued the remaining $100 million of debentures under a shelf registration statement filed with Securities and Exchange Commission in 1993. The net proceeds of $98 million will be used for working capital, capital expenditures and acquisitions. The $42 million stock purchase in the first quarter represented the acquisition of 990,000 shares from a trust established by a founder of the Company. Insurance premiums received were $12 million below the first two quarters of 1997 due to fewer trust rollovers and lower contract volume and average funeral value.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes to be phased in beginning in the third quarter will have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

Although losses have been reduced and revenues have improved marginally in Hill-Rom's European operations, continued softness in most markets will result in Europe remaining unprofitable overall for the year. The performance of these operations have not met management's expectations since they were acquired and are under continual review and evaluation.

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. In order to avoid the potentially material adverse effects to its business that could be created by "Year 2000" software failures, the Company has developed a detailed remediation plan. Steps taken under this plan are intended to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. Major areas of potential business impact have been identified and conversion efforts are underway. The Company is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate Year 2000 conversion. The conversion should be essentially complete not later than the first quarter of fiscal 1999. The total cost of achieving Year 2000 compliance is not expected to exceed $10 million over the cost of normal software upgrades and replacements.

On April 20, 1998, the Company reached an agreement in principle with Assa Abloy AB to sell its wholly owned lock subsidiary, Medeco Security Locks, Inc. The transaction is expected to close in the third quarter of 1998 and will result in a gain.

                            PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 7, 1998. Matters voted upon by proxy were: The election of three directors nominated for three year terms expiring in 2001 and the ratification of the Board of Director's appointment of Price Waterhouse LLP as independent accountants of the Company.

                                              Voted                    Broker
                                               For       Withheld     Non-Vote
                                            ----------   ---------    --------
Election of directors in Class II
  for terms expiring in 2001:

  Lawrence R. Burtschy                      61,933,871   1,848,166        0
  Daniel A. Hillenbrand                     62,963,557     818,480        0
  Ray J. Hillenbrand                        62,963,627     818,410        0

Messrs. John C. Hancock, George M. Hillenbrand II and John A. Hillenbrand II will continue to serve as Class III directors and Messrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W August Hillenbrand will continue to serve as Class I directors.

                              Voted       Voted                     Broker
                               For       Against    Abstained      Non-Vote
                            ----------   -------    ---------      --------
Proposal to ratify Price
  Waterhouse LLP as the
  Company's independent
  accountants               63,686,400    44,606     51,031            0

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27     Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the second quarter ended May 30, 1998.






                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE:  June 29, 1998                    BY: /S/ Donald G. Barger, Jr.
                                                -----------------------
                                                Donald G. Barger, Jr.
                                                Chief Financial Officer


DATE:  June 29, 1998                    BY: /S/ James D. Van De Velde
                                                -----------------------
                                                James D. Van De Velde
                                                Controller