Form 10-Q
period 1998-08-29
HILLENBRAND INDUSTRIES INC
filed 1998-10-13
CIK 47518

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1998    COMMISSION FILE NO. 1-6651

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

        Common Stock, without par value - 66,959,519 as of October 7, 1998.

                            HILLENBRAND INDUSTRIES, INC.

                                 INDEX TO FORM 10-Q



                                                                         PAGE
PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

               Consolidated Income for the Three Months                    3
                 and Nine Months Ended 8/29/98 and 8/30/97

               Consolidated Balance Sheets at                              4
                 8/29/98 and 11/29/97

               Consolidated Cash Flows for the Nine Months                 5
                 Ended 8/29/98 and 8/30/97

               Notes to Consolidated Financial Statements                  6-9

     Item 2 -  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10-14

PART II - OTHER INFORMATION

     Item 5 -  Other Information                                           14

     Item 6 -  Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                 15

                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                                          Three Months Ended        Nine Months Ended
                                                                         --------------------    ----------------------
                                                                         08/29/98    08/30/97     08/29/98     08/30/97
                                                                         ---------   --------    ----------    --------
                                                                               (In Millions Except Per Share Data)
Net revenues:
   Health Care sales . . . . . . . . . . . . . . . . . . . . . .        $    181       $  143    $     524    $     415
   Health Care rentals . . . . . . . . . . . . . . . . . . . . .              98           92          310          281
   Funeral Service sales   . . . . . . . . . . . . . . . . . . .             124          125          406          407
   Insurance revenues. . . . . . . . . . . . . . . . . . . . . .              80           69          230          198
                                                                         ----------    ---------   ----------   ---------
   Total revenues . . . . . . . . . . . . . . . . . .. . . . . .             483          429        1,470        1,301

Cost of revenues:
   Health Care cost of goods sold. . . . . . . . . . . . . . . .             107           79          305          233
   Health Care rental expenses. . . . . . .. . . . . . . . . . .              61           59          185          175
   Funeral Service cost of goods sold. . . . . . . . . . . . . .              66           64          212          210
   Insurance cost of revenues. . . . . . . . . . . . . . . . . .              53           48          163          143
                                                                         ----------    ---------   ----------   ---------
   Total cost of revenues. . . . . . . . . . . . . . . . . . . .             287          250          865          761

Other operating expenses . . . . . . . . . . . . . . . . . . . .             128          121          391          353

Restructuring charges. . . . . . . . . . . . . . . . . . . . . .              73            -           73            -
                                                                         ----------    ---------   ----------   ---------
Operating profit . . . . . . . . . . . . . . . . . . . . . . . .              (5)          58          141          187

Interest expense. . . . . . . . . . . . . . . . . . . .. . . . .              (6)          (6)         (20)         (17)

Investment income . . . . . . . . . . . . . . . . .. . . . . . .               5            5           13           14

Other income (expense), net  . . . . . . . . . . . . . . . . . .              73            1           74           (1)
                                                                         ----------    ---------   ----------   ---------
Income before income taxes. . . . . . . . . . .. . . . . . . . .              67           58          208          183

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .              25           23           78           72
                                                                         ----------    ---------   ----------   ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      42   $       35    $     130    $     111
                                                                         ----------    ---------   ----------   ---------
                                                                         ----------    ---------   ----------   ---------
Basic and diluted earnings
  per common share  . . . . . . . . . . . . . . . . .. . . . . .       $     .63   $      .51    $    1.93    $    1.61
                                                                         ----------    ---------   ----------   ---------
                                                                         ----------    ---------   ----------   ---------
Dividends per common share. . . . . . . . . .. . . . . . . . . .       $     .18    $    .165    $     .54    $    .495
                                                                         ----------    ---------   ----------   ---------
                                                                         ----------    ---------   ----------   ---------
Average shares outstanding (thousands) . . . . . . . . . . . . .          67,465       68,801       67,508       68,797
                                                                         ----------    ---------   ----------   ---------
                                                                         ----------    ---------   ----------   ---------
See Notes to Consolidated Financial Statements


Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                                   08/29/98     11/29/97
                                                                         --------     --------
                                                                             (In Millions)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $   283      $   364
  Trade receivables. . . . . . . . . . . . . . . . . . . . . . . . .         350          333
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .         106           79
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79           45
                                                                           -------       ------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . .        818          821

Equipment leased to others, net . . . . . . . . . . . . . . . . .             86           91
Property, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        225          238

Other assets:
  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . .         204          126
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .         97           51
                                                                           -------       ------
   Total other assets. . . . . . . . . . . . . . . . . . . . . . . .         301          177
Insurance assets:
  Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,134        1,934
  Deferred policy acquisition costs  . . . . . . . . . . . . . . . .         520          473
  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .          39           43
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55           51
                                                                           -------    --------
   Total insurance assets . . . . . . . . . . . . . . . . . . . . . .      2,748        2,501
                                                                           -------    --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,178       $3,828
                                                                           -------    --------
                                                                           -------    --------
LIABILITIES

Current liabilities:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .   $     58     $     60
  Current portion of long-term debt. . . . . . . . . . . . . . . .             1            1
  Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .         68           71
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        241          227
                                                                           -------    --------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . .        368          359
Other liabilities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .         303          203
  Other long-term liabilities  . . . . . . . . . . . . . . . . . . .          81           75
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .           1            7
                                                                           -------    --------
   Total other liabilities . . . . . . . . . . . . . . . . . . . . .         385          285
Insurance liabilities:
  Benefit reserves. . . . . . . . . . . . . . . . . . . . . . . . . .      1,810        1,667
  Unearned revenue. . . . . . . . . . . . . . . . . . . . . . . . . .        659          605
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44           26
                                                                           -------    --------
   Total insurance liabilities. . . . . . . . . . . . . . . . . . . .      2,513        2,298
                                                                           -------    --------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       3,266        2,942
                                                                           -------    --------
Commitments and contingencies (Note 4)
SHAREHOLDERS' EQUITY
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .          4            4
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .         14           14
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .       1,178        1,085
  Accumulated unrealized gain on
   investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         45           34
  Foreign currency translation adjustment . . . . . . . . . .. .             (18)          (3)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .        (311)        (248)
                                                                           -------    --------
   Total shareholders' equity  . . . . . . . . . . . . . . . . . . .         912          886
                                                                           -------    --------
Total liabilities and
 shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .     $4,178       $3,828
                                                                           -------    --------
                                                                           -------    --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries



Consolidated Cash Flows                                       Nine Months Ended
                                                            ---------------------
                                                            08/29/98     08/30/97
                                                            --------     --------
                                                               (In Millions)
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .        $130    $  111
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation, amortization and write-down
      of goodwill. . . . . . . . . . . . . . . . . . . .         119        79
    Change in noncurrent deferred
      income taxes  . . . . . . . . . . . . . . . . . . .         (7)       (6)
    Gain on sale of business before
      income taxes . . . . . . . . . . . . . . . . . . .         (75)        -
    Change in net working capital,
      excluding cash, current debt and
      acquisitions . . . . . . . . . . . . . . . . . . .         (65)      (12)
    Change in insurance items:
     Deferred policy acquisition costs . . . . . . . .           (47)      (51)
     Other insurance items, net . . . . . . . . . . . .           49        31
    Other, net  . . . . . . . . . . . . . . . . . . . ..         (28)        7
                                                              -------    --------
Net cash provided by operating activities. . . .                  76       159
                                                              -------    --------

Investing activities:
  Capital expenditures, net . . . . . . . . . . . . . . .        (52)      (63)
  Acquisitions of businesses. . . . . . . . . . . . . . .       (162)        -
  Proceeds on sale of business . . . . . . . . . . . . .          64         -
  Other investments. . . . . . . . . . . . . . .  . . . . .      (11)       (5)
  Insurance investments:
    Purchases. . . . . . . . . . . . . . . . . . . . . . .      (567)     (578)
    Proceeds on maturities . . . . . . . . . . . . . . . .       120        73
    Proceeds on sales prior to maturity . . . . . .              263       323
                                                              -------    --------
Net cash used in investing
 activities  . . . . . . . . . . . . . . . . . . . . . .        (345)     (250)
                                                              -------    --------
Financing activities:
  Additions (reductions) to debt, net . . . . . . . .            126        (5)
  Payment of cash dividends . . . . . . . . . . . . . .          (36)      (34)
  Treasury stock acquisitions. . . . . . . . . . . . . .         (64)        -
  Insurance premiums received  . . . . . . . . . . .             377       388
  Insurance benefits paid  . . . . . . . . . . . . . . . .      (214)     (193)
                                                              -------    --------
Net cash provided by financing
 activities  . . . . . . . . . . . . . . . . . . . . . . . .     189       156
                                                              -------    --------

Effect of exchange rate changes on cash . . . .                   (1)       (1)
                                                              -------    --------
Total cash flows . . . . . . . . . . . . . . . . . . . . .       (81)       64

Cash and cash equivalents:
 At beginning of period . . . . . . . . . . . . . . . . . .      364       266
                                                              -------    --------
 At end of period . . . . . . . . . . . . . . . . . . .         $283      $330
                                                              -------    --------
                                                              -------    --------

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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                         08/29/98        11/29/97
                                                        -----------     ----------
     Allowance for possible losses and
          discounts on trade receivables..........        $  26           $  25

     Accumulated depreciation of equipment
          leased to others and property...........        $ 609           $ 602

     Accumulated amortization of intangible
          assets..................................        $ 142           $ 156

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued..................          None            None
            Common stock, without par value:
                Authorized 199,000,000 shares;
                  Shares issued....................    80,323,912    80,323,912


3.   Earnings per Common Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective November 30, 1997 (the beginning of fiscal year 1998). This standard requires disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is defined as income available to common shareholders divided by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share gives effect to the dilutive potential common shares that were outstanding during the period. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material dilutive effect on earnings per share in the third quarter of 1998 and all prior periods. Cumulative treasury stock acquired of 14,684,267 shares, less cumulative shares reissued of 1,585,738, have been excluded in determining the average number of shares outstanding during each period.

     Earnings per share is calculated as follows:


                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                      -----------------------   ------------------------
                                       08/29/98      08/30/97      08/29/98     08/30/97
                                      ---------    ----------   -----------   ----------
     Net income (in thousands)          $42,512       $35,165      $130,126     $110,622
     Average shares outstanding      67,464,938    68,800,958    67,508,240   68,796,858
     Basic and diluted earnings
       per common share                    $.63          $.51         $1.93        $1.61


4.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1997, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by a competitor in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended August 29, 1998.

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended August 29, 1998.

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

5.   Acquisitions

     On December 18, 1997, the Company's subsidiary, Hill-Rom, acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for a cash payment of $102 million and the assumption of certain liabilities totaling $34 million, which includes costs of acquisition. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems, for a cash payment of $60 million and the assumption of certain liabilities totaling $18 million, including costs of acquisition. These acquisitions have been accounted for as purchases and, accordingly, their results are included in the Company's consolidated financial statements since the dates of acquisition. The excess of the purchase price over the fair value of the assets acquired, totaling $137 million, has been recorded as goodwill and is being amortized over 20 years. The purchase price allocations are preliminary pending the completion of certain contractual commitments. These acquisitions, singularly and combined, will not have a significant effect on the Company's results of operations. The pro forma impact of these acquisitions on prior periods would also not be material.

6.   Disposition of Business

     On July 1, 1998, the Company sold its high security and access control business, Medeco Security Locks, Incorporated, to ASSA ABLOY AB. The Company recorded an after tax gain of approximately $47 million ($.70 per share) in the third quarter. Results for Medeco were included in the Health Care Group through the date of disposition and did not have a material effect on the results of that group or the Company's consolidated earnings, cash flows and financial position.

7.        Restructuring Charges and Impairment of Assets

     On August 17, 1998, the Board of Directors of the Company approved a restructuring plan relative to Hill-Rom's operation in Europe that will permit the Company to more efficiently meet the needs of its customers and improve profitability. Changes in market conditions, health care reform and increased competitive pressures have greatly extended the time required for the Company to achieve profitability and significantly reduced management's projections of future cash flows from operations in Germany. Market demand has not met expectations and remains far below estimates established at the time the German and Austrian businesses were acquired in 1994. Under this plan the Company will align manufacturing, distribution, sales and administrative functions with anticipated demand. This alignment will result in the closing of manufacturing facilities in Germany and Austria and relocating certain manufacturing and business processes to other European locations. The Company will continue to serve the German and Austrian markets with products manufactured specifically for these markets by its other operations. A restructuring charge totaling $29 million was recorded in the third quarter and consists of the write-down of assets to be disposed of to their fair market value ($11 million), severance and employee benefit costs ($11 million) and various other plant closing expenses ($7 million). Approximately $18 million of this charge represents future cash outflows to be made over the next 12 months, while the remaining $11 million is non-cash in nature. Approximately 250 production and administrative employees are affected by this plan. In addition, a non-cash charge of $44 million was recorded to write-down goodwill associated with the German business. An income tax benefit of approximately $28 million related to the impaired value of the German business was also recognized in the third quarter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

Consolidated revenues of $483 million increased $54 million or 13%. Health Care sales grew $38 million, or 27%, which includes the acquisition of Air-Shields and MEDAES in the first quarter and the sale of Medeco Security Locks on July 1. Excluding the effect of the acquisitions and disposition, Health Care sales increased 11% due to higher electric bed, frames, furniture and architectural product shipments in the acute care market. In Europe, sales declined marginally, excluding unfavorable currency adjustments, as a result of continued economic weakness in those markets. Health Care rental revenue increased $6 million or 7%. In North America, higher units in use in the acute care, long term care and home care markets were partially offset by lower prices and a mix down in product utilization. Rental revenue in Europe was essentially flat compared to 1997. Funeral Service sales were down $1 million, or 1%, due primarily to pricing and lower product mix, partially offset by increased unit volume of burial caskets and cremation products. Insurance revenues grew $11 million or 16%. Earned premium revenue was up due to the increase in insurance in-force year over year. Policy sales were down in the third quarter due primarily to increased competitive pressures. Higher investment income reflected the larger investment portfolio, partially offset by marginally lower yields. Net gains on the sale of investments of $7 million compares with $4 million in the third quarter of 1997.

Gross profit on Health Care sales of $74 million was up $10 million, or 16%, and as a percentage of sales was 40.9% compared with 44.8% in the third quarter of 1997. The growth in gross profit dollars reflects the acquisitions and higher shipments, partially offset by the sale of Medeco. The decline in margins on a percentage basis was due largely to the effect of the acquired companies' lower margins. Excluding the acquisitions and Medeco, gross profit margins were unchanged year over year. Gross profit on rental revenue was up $4 million, or 12%, and as a percentage of revenues was 37.8% versus 35.9% in 1997. This improvement in profitability reflected increased therapy unit utilization and control of service costs, partially offset by the aforementioned pricing and mix issues. Gross profit on Funeral Service sales declined $3 million, or 5%, and as a percentage of sales was 46.8% versus 48.8% in the third quarter of 1997 due primarily to lower pricing and mix.

Insurance operating profit of $16 million increased $5 million, or 45%, as a result of the revenue factors discussed above. The shortfall in policy sales did not have a significant effect on current year revenues and profitability.

Other operating expenses (including those of insurance operations and excluding the restructuring charges discussed in Note 7) increased $7 million, or 6%, and as a percentage of revenues were 26.5% versus 28.2% in last year's third quarter. Costs associated with the 1998 acquisitions were offset by ongoing operational improvements.

Other income, net, reflects the pre-tax gain on the sale of Medeco as discussed in Note 6.

The consolidated effective income tax rate was 37.3% in the third quarter of 1998 versus 39.7% in the comparable period of 1997 due primarily to lower operating losses in Europe.

NINE MONTHS ENDED AUGUST 29, 1998 COMPARED WITH NINE MONTHS
ENDED AUGUST 30, 1997

Except as noted below, the factors affecting third quarter comparisons also affected year to date comparisons.

Consolidated revenues of $1,470 million were up $169 million or 13%. Health Care sales grew $109 million or 26%. Excluding acquisitions and results for Medeco, they were up $35 million or 9% due to higher electric bed, frames, furniture and architectural product shipments in North America. Excluding unfavorable currency adjustments, capital shipments in Europe increased approximately 5%. Health Care rental revenue of $310 million grew 10% year over year as higher units in use were offset by pricing pressures and lower product mix. Funeral Service sales were essentially unchanged due to unit volume increases being offset by pricing and mix. Insurance revenue increased $32 million, or 16%, due to growth in earned premiums, investment income and net capital gains.

Gross profit on Health Care sales of $219 million was up $37 million, or 20%, and as a percentage of sales was 41.8% versus 43.9% in 1997. Excluding acquisitions and Medeco, margins were down slightly. Gross profit on rental revenues was up $19 million, or 18%, and as a percentage of revenues was 40.3% versus 37.7% in 1997. Gross profit on Funeral Service sales of $194 million declined $3 million, or 2%, and as a percentage of sales was down marginally due to the aforementioned pricing and mix issues.

Insurance operating profit of $36 million was up $9 million or 33% due primarily to higher investment income and capital gains.

Other operating expenses (including insurance operating and excluding the restructuring charges) increased $38 million, or 11%, and as a percentage of revenues were 26.6% in 1998 compared with 27.1% in 1997. Various operational improvements and lower legal expenses were largely offset by acquisition related costs.

Interest expense increased $3 million due to the $100 million of debentures issued in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding the investments of insurance operations) at August 29, 1998 of $283 million were down $81 million from November 29, 1997. Cash provided by operating activities of $76 million in the first nine months was

$83 million lower than the comparable period of 1997. Excluding the effect of acquisitions, net working capital increased $65 million from year end. The increase in other current assets primarily reflects the tax benefit relative to the impaired value of the German business. The decline in accounts payable and accrued expenses totaling $38 million was due to payments on various items accrued at year end, including a $13 million treasury stock purchase, 1997 incentive compensation and other operating expenses driven by high fourth quarter production levels.

Acquisitions (discussed in Note 5) included Air-Shields, Inc. ($102 million) and MEDAES Holdings, Inc. ($60 million). The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

On December 8, 1997, the Company issued the remaining $100 million of debentures under a shelf registration statement filed with Securities and Exchange Commission in 1993. The net proceeds of $98 million will be used for working capital, capital expenditures and acquisitions. Treasury stock acquisitions include $42 million for the acquisition of 990,000 shares from a trust established by a founder of the Company and $22 million purchased on the open market. Insurance premiums received were $11 million below the first three quarters of 1997 due to fewer trust rollovers and lower contract volume and average funeral value.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes which were phased in beginning in the third quarter will have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

YEAR 2000 DATE CONVERISON

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all of the Company's information technology based systems, as well as many non-information technology based systems, are affected by the "Year 2000" issue. Technology based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution, and numerous word processing and spreadsheet applications. The Company's financial services business utilizes life insurance, accounting and actuarial systems that are also affected. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as building management systems, manufacturing process control systems, clocks, security systems and products sold or leased to customers. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, insurance companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

The Company's State of Readiness
--------------------------------

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for internal technology based systems are summarized as follows:

1. IDENTIFICATION OF ALL APPLICATIONS AND HARDWARE WITH POTENTIAL YEAR 2000 ISSUES. To the best of the Company's knowledge, this phase has been completed with the exception of certain systems in Hill-Rom's recently acquired operations, which should be complete in the fourth quarter of 1998.
2. FOR EACH ITEM IDENTIFIED, PERFORM AN ASSESSMENT TO DETERMINE AN APPROPRIATE ACTION PLAN AND TIMETABLE FOR REMEDIATION OF EACH ITEM. A PLAN MAY CONSIST OF REPLACEMENT, CODE REMEDIATION, UPGRADE OR ELIMINATION OF THE APPLICATION AND INCLUDES RESOURCE REQUIREMENTS. This phase has been completed with the exception of certain systems noted above, which should be complete in the first quarter of 1999.
3. IMPLEMENTATION OF THE SPECIFIC ACTION PLAN. Specific action plans have been started for nearly all known mission-critical systems as of the end of the third quarter. Action plans for remaining systems should begin by the end of the first quarter of 1999.
4. TEST EACH APPLICATION UPON COMPLETION. Testing is in process or has been completed for all systems for which the remediation plan has been completed. Testing of the remaining systems should be completed by the third quarter of 1999.
5. PLACE THE NEW PROCESS INTO PRODUCTION. Many applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are being put into production once they have been tested. All affected applications and systems should be in production by the third quarter of 1999 with the exception of certain systems in Hill-Rom's European operations which should be placed into production by the fourth quarter of 1999.

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the first quarter of 1999, and plans should be developed and implemented by the end of the third quarter of 1999.

Identification of areas of potential third party risk is currently in process and, for those areas identified to date, remediation plans are being developed. Identification should be completed in the fourth quarter and plans should be developed and implemented by the end of the third quarter of 1999.

The Costs Involved
------------------

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $10 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $2.5 million. Costs relating to Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

Risks and Contingency Plan
--------------------------

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative affect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency plans should be completed in the first quarter of 1999.

ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments is minimal, adoption of this standard is not expected to have a material effect on the financial statements. The Company is required to adopt the Statement not later than the first quarter of fiscal 2000.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27     Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the third quarter ended August 29, 1998.






                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  October 12, 1998       BY:   /S/   Donald G. Barger, Jr.
                                    ----------------------------
                                        Donald G. Barger, Jr.
                                        Chief Financial Officer


DATE:  October 12, 1998       BY:   /S/   James D. Van De Velde
                                    ------------------------------
                                         James D. Van De Velde
                                         Controller