Form 10-K
period 1998-11-28
HILLENBRAND INDUSTRIES INC
filed 1999-02-24
CIK 47518

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1998          COMMISSION FILE NO. 1-6651

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (812) 934-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class              Name of Each Exchange on Which Registered
--------------------------------     ------------------------------------------
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

                        Yes    X                    No
                              ----                     ----
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     STATE THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

     Common Stock, without par value - $2,128,243,226 as of February 12, 1999 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, without par value - 66,403,448 as of February 12, 1999.

     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the 1999 Proxy Statement furnished to Shareholders - Parts I,
       III and IV.
     Portions of the 1997 Proxy Statement furnished to Shareholders - Part IV. Portions of the 1994 Proxy Statement furnished to Shareholders - Part IV.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          HILLENBRAND INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                NOVEMBER 28, 1998
                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I
Item 1.               Business                                               1
Item 2.               Properties                                             7
Item 3.               Legal Proceedings                                      7
Item 4.               Submission of Matters to a Vote
                      of Security Holders                                    8

                                     PART II

Item 5.               Market for Registrant's Common
                      Equity and Related Stockholder
                      Matters                                                8
Item 6.               Selected Financial Data                                9
Item 7.               Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                         10
Item 7A.              Quantitative and Qualitative Disclosures
                      About Market Risk                                     19
Item 8.               Financial Statements and Supplementary
                      Data                                                  21
Item 9.               Changes in and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosure                                  45

                                    PART III

Item 10.              Directors and Executive Officers
                      of the Registrant                                     46
Item 11.              Executive Compensation                                46
Item 12.              Security Ownership of Certain
                      Beneficial Owners and Management                      46
Item 13.              Certain Relationships and Related
                      Transactions                                          46

                                     PART IV

Item 14.              Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                               46

                                    SIGNATURES                              49

                                     PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its three major operating companies. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries. Hillenbrand is organized into two business segments: the Health Care Group and the Funeral Services Group. The Health Care Group consists of Hill-Rom, Inc., a manufacturer of equipment for the health care market and provider of wound care and pulmonary/trauma management services. The assets of Medeco Security Locks, Inc., a manufacturer of high security locks and access control products for commercial and residential use, were sold to Assa Abloy AB on July 1, 1998. Results for Medeco Security Locks, Inc. are included in the Company's financial statements within the Health Care Group through that date. The Funeral Services Group consists of Batesville Casket Company, Inc., a manufacturer of caskets and other products for the funeral industry, and Forethought Financial Services, Inc., a provider of funeral planning financial products.

HEALTH CARE

     Hill-Rom, Inc., with its subsidiaries (collectively, "Hill-Rom"), is a leading producer of mechanically, electrically and hydraulically controlled adjustable hospital beds, infant incubators, radiant warmers, hospital procedural stretchers, hospital patient room furniture, medical gas and vacuum systems and architectural systems specifically designed to meet the needs of medical-surgical, critical care, long-term care, home-care and perinatal providers. It has been in the hospital equipment business since 1929. It has been engaged in the manufacture, rental and service of therapy beds and support surfaces in the wound care, pulmonary/trauma and incontinence management markets since 1985.

     The Hill-Rom line of electrically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also produces beds for special departments such as intensive care, emergency, perinatal, recovery rooms, neonatal and labor and delivery rooms. Other Hill-Rom products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Recently introduced and acquired products include the TotalCare(R) bed, TransStar(R) stretcher, Procedural Recliner, Isolette(R) infant incubator, Resuscitaire(R) radiant warmer and MEDAES(R) medical gas and vacuum systems in the acute care market and the Resident(R) LTC bed in the long-term care market. Hill-Rom also remanufactures hospital beds. The remanufacturing process includes disassembly, washing, sanding, painting and reassembly with new components.

     Hill-Rom products are sold directly to acute and long-term health care facilities throughout the United States and Canada by Hill-Rom account executives. Most Hill-Rom(R) products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also operates a Canadian division which distributes Hill-Rom(R) products, principally in Canada. Hill-Rom also sells its domestically produced products through distributorships throughout the world.

     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing facilities in France. Their products are sold and leased directly to hospitals and nursing homes throughout Europe.

     Within the wound care and trauma management market, CLINITRON(R) Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON(R) unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber. Various CLINITRON(R) products are designed to meet the specific requirements of acute care, long-term care and home-care settings. Recent product introductions utilizing this technology include the Clinitron(R) Rite-Hite(R) Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron At-Home(R) unit, which was designed for delivery and use in the home.

     Hill-Rom's other wound care and pulmonary/trauma management technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Recently introduced low airloss products include the Flexicair Eclipse(R) mattress, a portable, rental mattress replacement for the acute care market and the Silkair(R) mattress, a low airloss overlay product for the home care market, and the V-Cue(TM) mattress, a rotational mattress for the pulmonary market. Besides these products, the European market rents and sells the Duo, a pressure relieving and alternating pressure mattress.

     Clinical support for Hill-Rom's wound care and pulmonary/trauma management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Hill-Rom(R) therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 150 Service Centers located in the United States, Canada and Western Europe.

     On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for $98 million, net of cash acquired, including costs of acquisition. On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, a manufacturer of medical architectural systems, for a cash payment of $62 million including costs of acquisition. On October 19, 1998, Hill-Rom acquired the stock of Fisher-Berkeley Corporation, a manufacturer of nurse call communication products, for a cash payment of $8 million.

     Hill-Rom generates the predominant share of the Health Care segment's revenues and operating profit. Medeco had an immaterial effect on the operating results of this segment in 1996, 1997 and prior to its disposition in 1998.

FUNERAL SERVICES

     Batesville Casket Company, Inc. ("Batesville"), an Indiana corporation headquartered in Batesville, Indiana, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of steel, copper, bronze, hardwood and cloth-covered caskets, including caskets and containers for the cremation market. Batesville also markets a line of all wood construction (orthodox) caskets and non-protective steel caskets. In addition, Batesville manufactures and sells a line of urns and other memorialization products used in cremations. Batesville also owns Applied Retail Systems (ARS), a selection room display fixturing supplier.

     All Batesville-produced metal caskets are protective caskets which are electronically welded and resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.

     Batesville's Monoseal(R) steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville produced caskets.

     Batesville hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective.

     Batesville's cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

     The Options by Batesville cremation division offers a complete cremation marketing system for Funeral Services professionals. In addition to a broad line of cremation caskets and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options' wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze and marble.

     Batesville offers several other marketing and merchandising programs to funeral directors for both casket and cremation products. Batesville caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada, Mexico and Puerto Rico. Batesville maintains inventory at 70 company-operated Customer Service Centers in North America. Batesville caskets are delivered in specially equipped vehicles owned by Batesville.

     Batesville mainly manufactures and distributes products in the U.S. It also has small manufacturing and distribution facilities in Canada and Mexico.

     Forethought Financial Services, Inc. ("Forethought," formerly Forecorp, Inc.), was founded in 1985. It, along with its principal subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank, Forethought Federal Savings Bank, Forethought Investment Management, Inc. and The Forethought Group, Inc., are headquartered in Batesville, Indiana. These companies serve a network of funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies, trust products and other financial vehicles. These specialized funeral planning products are offered through funeral homes. Consumers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the Funeral Services and merchandise when needed. With funds made available by a Forethought(R) financial product, the funeral home agrees to provide the planned funeral which will be available as specified.

     Forethought(R) life insurance policies are offered by over 4,000 independent funeral homes. Forethought Life Insurance Company is licensed in 48 states, Alberta, Ontario, Manitoba, New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island, Canada, Puerto Rico and the District of Columbia. Forethought purchased Chrysler Life Insurance Company on June 4, 1998 and renamed it Forethought Life Assurance Company.

     Forethought entered the trust business in 1997 and offers trust products in sixteen states. Its trust products are offered through independent funeral homes and national chains. Forethought received a federal savings bank charter in July 1998.

     The Company purchased International Funeral Associates (IFA) on September 30, 1998. IFA is a membership-based association of independent funeral homes that provides its customers with buying services for a wide range of funeral service products, in addition to business resources such as accounts receivables management, pre-need and property/casualty insurance.

BUSINESS SEGMENT INFORMATION

     The amounts of net revenues, operating profit and identifiable assets attributable to each of the industry segments of the Company are set forth in tables relating to operations by business segment in Note 9 to the Consolidated Financial Statements, which statements are included under Item 8.

RAW MATERIALS

HEALTH CARE

     Principal materials used in Hill-Rom(R) products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically operated beds and certain other components are purchased from one or more manufacturers.

FUNERAL SERVICES

     Batesville employs carbon and stainless steel, copper and bronze sheet, wood and wood by-products, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets. These materials are available from several sources.

COMPETITION

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

      Forethought competes on the basis of service to its customers and products offered. Forethought Life Insurance Company sells its products in competition with other life insurance companies. Forethought Life believes it is the leading provider of insurance-funded pre-arranged funerals in the United States. Forethought National TrustBank and Forethought Federal Savings Bank compete with local banks and master trusts offered through industry trade or state funeral director associations.

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. Expenditures in the most recent three fiscal years were as follows:

                                                1998        1997        1996
                                                ----        ----        ----
                                                         (millions)
New products and processes                      $26         $40         $31
Improvement of existing products and processes   16           9          11

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

EMPLOYEES

     As of February 12, 1999, the Company employed approximately 10,400 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment are not expected to materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 9 to the Consolidated Financial Statements, which statements are included under Item 8.

     The Company's export revenues constituted less than 10% of consolidated revenues in 1998 and prior years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. Following are the executive officers of the Company as of November 28, 1998.

     W August Hillenbrand, 58, was elected Chief Executive Officer of the Company on April 11, 1989, and has been President since October 21, 1981. Prior to that he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

     Tom E. Brewer, 60, has been employed by the Company since May 16, 1983, and was elected Senior Vice President and Chief Financial Officer on May 23, 1983. He was elected Senior Vice President, Finance on March 16, 1998. He had been employed by the Firestone Tire and Rubber Company for the prior 22 years, where he served as Corporate Vice President and Treasurer.

     Donald G. Barger, Jr., 55, has been employed by the Company since March 16, 1998, and was elected Vice President and Chief Financial Officer on March 16, 1998. Prior to joining the Company, he was Vice President and Chief Financial Officer for Worthington Industries for the previous five years. He also served in various finance positions with the B.F. Goodrich Company and Irwin Management.

     George E. Brinkmoeller, 62, was elected Vice President, Corporate Services on December 2, 1979, had been Director of Corporate Services since January 1, 1975, and had been Manager of Affiliated Operations since January 1, 1971.

     Michael L. Buettner, 41, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark R. Lanning, 44, was elected Vice President and Treasurer on April 11, 1995. Prior to that he had been Assistant Treasurer since June 1991. He joined the Company on May 16, 1988, as Manager, Corporate Audit. Prior to joining the Company he served in various capacities with the public accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has been a licensed Certified Public Accountant since 1979.

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

     J. Cameron Moss, 42, was elected Vice President, Corporate Planning on January 2, 1996, and has been employed by the Company since January 2, 1996. Prior to joining the Company, he was a senior manager with McKinsey & Company, Inc., in its Cleveland, Ohio and Munich, Germany offices.

     David L. Robertson, 53, has been employed by the Company since March 23, 1998, and was elected Vice President, Human Resources on March 23, 1998. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc. in Wooster, Ohio. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc..

     Robert J. Tennison, 52, has been employed by the Company since February 28, 1996, and was elected Vice President, Continuous Improvement on March 1, 1996. Prior to joining the Company, he was Senior Vice President of Operations for Donnelly Corporation, President of Hennessy Industries and Director of Manufacturing for Sauer-Sundstrand. He began his career with General Motors.

     James D. Van De Velde, 52, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse (now PricewaterhouseCoopers LLP).

ITEM 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through government sponsored bonds (see Note 5 to the Consolidated Financial Statements). All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.


         LOCATION                       DESCRIPTION                       PRIMARY USE
        ---------                      ------------                       -----------
HEALTH CARE:
       Batesville, IN              Manufacturing plant and             Manufacture of health care
                                      distribution facility               equipment
                                   Office facilities                   Administration
       Charleston, SC              Office facility and                 Administration and
                                      assembly plant                      assembly of therapy units
       Hatboro, PA                 Manufacturing plant and             Administration and manufacture
                                      office facility                     of infant-care equipment
       Norcross, GA                Office facility and                 Administration and assembly of
                                      assembly plant                      medical architectural systems
       Pluvigner, France           Manufacturing plant and             Manufacture of health care
                                      office facility                     equipment
FUNERAL SERVICES:
       Batesville, IN              Manufacturing plants                Manufacture of metal caskets
                                   Office facilities                   Administration and Insurance
                                                                          Operations
       Manchester, TN              Manufacturing plants                Manufacture of metal caskets
       Campbellsville, KY          Manufacturing plant                 Manufacture of metal caskets
       Vicksburg, MS               Kiln drying and lumber              Drying and dimensioning
                                      cutting plant                       lumber
    *  Batesville, MS              Manufacturing plant                 Manufacture of hardwood
                                                                          caskets
       Nashua, NH                  Manufacturing plant                 Manufacture of hardwood
                                                                          caskets

     In addition to the foregoing, the Company leases or owns a number of warehouse distribution centers, service centers and sales offices throughout the United States, Canada and Western Europe.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended November 28, 1998.


                                     PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and the Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, the success of cost control and restructuring efforts and the integration of acquisitions, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1998 and 1997.

                                      1998                           1997
                             ----------------------         ----------------------
                             High              Low            High         Low
                             ----              ---            ----         ---
      First Quarter          $57              $44 9/16       $39 5/8      $33 7/8
      Second Quarter         $64 11/16        $55 11/16      $47 1/2      $37 1/4
      Third Quarter          $62 15/16        $52 5/16       $48 5/8      $43 1/2
      Fourth Quarter         $61              $48 3/16       $46 9/16     $42 3/16

HOLDERS

     On February 12, 1999, there were approximately 24,500 shareholders of record.

DIVIDENDS

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.72 ($.18 per quarter) in 1998 and $.66 ($.165 per quarter) in 1997 were paid on each share of common stock outstanding. Cash dividends will be $.78 ($.195 per quarter) in 1999.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1994 through 1998.

                                1998         1997            1996           1995         1994 (b)
                                ------       -------       -------        -------       -------
                                                     (IN MILLIONS EXCEPT PER SHARE DATA)
Net revenues                  $  2,001      $  1,776        $ 1,684       $ 1,625      $ 1,577

Net income (a)                $    184      $    157        $   140       $    90      $    90

Basic and diluted
  net income per share (a)    $   2.73      $   2.28        $  2.02       $  1.27      $  1.26

Total assets                  $  4,280      $  3,828        $ 3,396       $ 3,070      $ 2,714

Long-term debt                $    303      $    203        $   204       $   206      $   209

Cash dividends per share      $    .72      $    .66        $   .62       $   .60      $   .57

(a) RESULTS IN 1998 INCLUDE INCOME OF $47 MILLION, NET-OF-TAX, ($.70 PER SHARE) RELATIVE TO THE SALE OF MEDECO SECURITY LOCKS, INC. THE COMPANY ALSO RECORDED SEVERAL UNUSUAL CHARGES WHICH TOTAL $42 MILLION, NET-OF-TAX, ($.62 PER SHARE). THE CHARGES INCLUDE THE WRITE-OFF OF GOODWILL, OTHER ASSET IMPAIRMENT CHARGES AND OTHER CLOSING COSTS RELATED TO THE DISCONTINUANCE OF MANUFACTURING OPERATIONS AT HILL-ROM FACILITIES IN GERMANY AND AUSTRIA; TAX BENEFITS RELATED TO THE WRITE-OFF OF THE COMPANY'S INVESTMENTS IN GERMANY AND AUSTRIA; AND PROVISIONS FOR CERTAIN INCOME TAX EXPOSURES. RESULTS IN 1996 REFLECT INCOME OF $8 MILLION ($.12 PER SHARE) RELATIVE TO THE SALE OF BLOCK MEDICAL. RESULTS IN 1995 REFLECT UNUSUAL CHARGES TOTALING $26 MILLION ($.37 PER SHARE) FOR THE WRITE-DOWN OF GOODWILL AND CERTAIN ASSETS OF A MANUFACTURING FACILITY SOLD IN 1996. RESULTS IN 1994 REFLECT AN UNUSUAL CHARGE OF $52 MILLION ($.74 PER SHARE), AFTER INCOME TAXES, FOR SETTLEMENT OF A PATENT INFRINGEMENT SUIT.

(b)  FISCAL 1994 WAS A 53 WEEK YEAR.
                                       -9-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries is organized into two business segments. The Health Care Group consists of Hill-Rom. Results for Block Medical, which was sold on July 22, 1996, and Medeco Security Locks which was sold on July 1, 1998, are included in this segment through these respective dates. The Funeral Services Group consists of Batesville Casket Company and Forethought Financial Services (Forethought).

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

SUMMARY

Consolidated net revenues of $2,001 million increased $225 million, or 13%, in 1998. Operating profit of $228 million was down 14%. Net income increased 17% to $184 million, and earnings per share increased 20% to $2.73.

     Third quarter 1998 results reflect income of $47 million, net-of-tax, ($.70 per share) relative to the sale of Medeco Security Locks, Inc. The Company also recorded several unusual charges which total $42 million, net-of-tax, ($.62 per share). The charges include the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria; tax benefits related to the write-off of the Company's investments in Germany and Austria; and provisions for certain income tax exposures. Excluding these items, operating profit increased 13%, net income increased 14% and earnings per share increased 16%.

NET REVENUES

Health Care sales of $748 million increased $160 million, or 27%, due to the effect of acquisitions and good market acceptance of the TotalCare(R) bed and increased unit volume of architectural, communications, procedural and maternal/infant care products in Hill-Rom's U.S. acute care market. Shipments of the Resident(R) LTC bed also increased as it continues to experience good market acceptance. Unit volume and revenues increased slightly in Hill-Rom's European market, partially offset by unfavorable currency adjustments. Excluding the sales effect from the purchases of Air-Shields, Inc., and MEDAES Holdings, Inc., and the sale of Medeco Security Locks, Inc., Health Care sales increased 11%. Medeco (for which seven months and twelve months of sales are reflected in 1998 and 1997 results) did not contribute significantly to the overall sales of the Health Care Group.

     Health Care rental revenue grew $25 million, or 7%. In the U.S. long-term care market, rental revenues were down slightly year over year mainly due to the effect of a change in Medicare Part A patient reimbursement practices effective July 1, 1998. Overall, higher volume was offset by lower rates and product mix in the long-term care market. The U.S. home care market experienced slightly higher revenues as unit growth from new and higher end products was partially offset by lower overall rates. In the U.S. acute care market, rental revenues were up year over year due to higher volume from new products which was partially offset by lower rates and product mix. Rental revenues in Europe increased slightly in nearly all markets, but were largely offset by unfavorable currency adjustments.

     Funeral Services sales decreased $4 million, or 1% due to lower product mix partially offset by increased shipments of hardwood and cremation products. Unit volume growth was accomplished in a market that is currently flat for casketed deaths.

     Insurance revenues grew $44 million or 17%. Investment income accounted for approximately $18 million of the increase while earned premium revenue accounted for about $14 million. Investment income grew mainly because of the increased size of the investment portfolio. Earned premium revenue increased due primarily to increased policies in force year over year. Policy sales declined nearly 9% in 1998 due to slowed growth as Forethought's entry into targeted jurisdictions is nearly complete and due to increased competition. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. Forethought's trust business did not have a significant revenue impact in 1998.

GROSS PROFIT

Gross profit on Health Care sales increased $54 million, or 20%, to $320 million, due primarily to increased shipments in Hill-Rom's U.S. markets. As a percentage of sales, gross profit declined from 45% in 1997 to 43% in 1998 primarily due to the integration of Air-Shields and MEDAES which have lower margins compared to other Health Care sales products. Shipments of higher value products, continued improvements in direct material, labor and overhead costs, leveraging of fixed manufacturing expenses in the United States and decreased shipments of lower margin European products helped to partially offset the lower gross profit margins of Air-Shields and MEDAES.

     Gross profit on Health Care rentals of $162 million was up $19 million, or 13%. As a percentage of sales, gross profit improved to 40% in 1998 compared to 38% in 1997. This increase reflects the increased unit volume experienced in all U.S. markets, continued process improvements and cost control.

     Gross profit on Funeral Services sales of $260 million decreased $4 million, or 2%, in 1998. As a percentage of sales, gross profit remained essentially unchanged at 48%. This comparison reflects the mix change in Funeral Services sales year to year discussed above. Even with increased unit volume and lower overall pricing, gross profit as a percent of sales remained unchanged due to process improvements and cost controls.

     Profit before other operating expenses in insurance operations increased $20 million, or 36%, in 1998 due to higher investment income (with minimal corresponding direct cost), profits earned on the larger base of policies in force, net gains on the sale of investments and continued control of direct administrative expenses. These items were partially offset by an increase in death benefits paid and reserved due to the larger base of policies in force.

OTHER OPERATING EXPENSES

These expenses, consisting of selling, marketing, distribution and general administrative costs, increased $59 million, or 12% in 1998. As a percentage of consolidated revenues, these expenses remained essentially unchanged at 27% in 1997 and 1998. This is a result of continued cost control and process improvement throughout the Company.

OPERATING PROFIT

Operating profit in the Health Care Group decreased $53 million, or 40%, to $81 million. This decrease is mainly due to a $70 million charge for the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria. Excluding this charge, operating profit would have been $151 million in 1998, or a 13% increase, due to increased sales of higher value products in the U.S. acute care market and an increase in rental revenues partially offset by higher incentive compensation and commission expenses.

     Operating profit in the Funeral Services Group of $170 million increased $10 million, or 6%, from 1997. At Batesville Casket, operating profit decreased slightly in 1998 as increased casket and cremation volume was offset by lower pricing on an unfavorable product mix. Operating expenses remained essentially unchanged. At Forethought, higher investment income, increased capital gains and cost control helped to increase operating profit.

     Consolidated operating profit of $228 million decreased $36 million, or 14%. Excluding unusual charges discussed above, consolidated operating profit would have been $298 million, a 13% increase. A decrease in corporate expenses in 1998 contributed to the growth in operating profit.

OTHER INCOME AND EXPENSE

Interest expense increased due to additional long-term debt associated with the addition of $100 million in debentures issued in December 1997. Investment income grew slightly due to a higher earnings rate on investments partially offset by lower levels of cash and equivalents. Excluding the gain of $75 million on the sale of Medeco, other income and expense, net was unchanged year-to-year.

INCOME TAXES

The effective income tax rate in 1998 was 37.0% compared to 39.4% in 1997. Excluding one-time events affecting 1998 financial results, the effective income tax rate was essentially unchanged compared to 1997.

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

NET REVENUES

Health Care sales increased $20 million, or 4%, due to higher shipments of Advance(R) series beds, stretchers, architectural equipment and communications products in Hill-Rom's U.S. acute care market and good market acceptance of the Resident(R) LTC bed in the long-term care market. In Hill-Rom's European markets, lower shipments in Germany and unfavorable currency adjustments were partially offset by increased shipments in France. The German market continued to be negatively affected by health care reform and general economic conditions. Sales at Medeco were up due to higher shipments of door security products, partially offset by lower demand in route management (primarily pay telephone business). Medeco and Block (for which eight months of sales were reflected in 1996 results) did not contribute significantly to the overall sales of the Health Care Group.

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

     Funeral Services sales increased $21 million, or 4%. Unit volume growth of traditional caskets and cremation products in an essentially flat death market was partially offset by lower casket product mix. The effect of price increases was mostly offset by rebates and discounts.

     Insurance revenues were up $46 million, or 21%. Earned premium revenue increased $22 million due primarily to increased policies in force year over year. Investment income grew $16 million, reflecting a larger investment portfolio, partially offset by marginally lower yields. Policy sales were up over 16% in 1997. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. Realized net gains on the sale of investments were $8 million in 1997 compared with a net of zero in 1996. The trust business did not have a significant effect on Forethought's operations in 1997 and prior years.

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

     Gross profit on Health Care rentals increased $3 million, or 2%, to $143 million and, as a percentage of revenues, was essentially unchanged at 38%. This comparison reflects the issues generating the year-to-year change in rental revenues discussed above. Field service costs continued to improve.

     Gross profit on Funeral Services sales of $264 million was up $18 million, or 7%, in 1997. As a percentage of sales, it increased from 47% in 1996 to 48% in 1997, reflecting productivity improvements and leveraging of fixed manufacturing costs, partially offset by lower casket product mix.

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

     Operating profit in the Funeral Services Group of $160 million was up $16 million, or 11%, from 1996. At Batesville Casket, growth in sales and gross profit was partially offset by higher incentive compensation expense. Forethought's operating profit growth was driven primarily by higher investment income.

     Consolidated operating profit of $264 million increased $28 million, or 12%. The growth in the Health Care and Funeral Services Groups was partially offset by higher corporate expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of insurance operations) decreased $67 million to $297 million at the end of 1998.

OPERATING ACTIVITIES

Net cash generated by operating activities of $173 million in 1998 decreased compared to $246 million in 1997. Higher earnings and an increase in depreciation, amortization and write-down of goodwill were offset by the gain from the sale of Medeco, due to the sale being a non-operating activity, and adverse changes in working capital.

     The increase in depreciation, amortization and write-down of goodwill is due to the unusual charge of $43 million to write-off the goodwill associated with the discontinuance of manufacturing facilities in Germany and Austria. The adverse changes in working capital are partially due to strong fourth quarter shipments at Hill-Rom and slower collections from Medicare intermediaries and insurance, which resulted in higher receivables. This also caused days revenues outstanding to increase to 84 in 1998 compared to 80 in 1997. Hill-Rom believes this trend is endemic to the industry and is aggressively managing these accounts. Excluding the effect of acquisitions, current liabilities decreased mainly due to lower compensation accruals in 1998.

INVESTING ACTIVITIES

Net cash used in investing activities increased from $339 million to $446 million. This increase is primarily due to acquisitions made in 1998.

     Forethought's insurance operation invests the cash proceeds from insurance premiums predominantly in U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity in 1998 and 1997 resulted in net gains with 1996 reflecting essentially a breakeven position.

     On December 31, 1998, subsequent to the end of fiscal year 1998, Forethought Life Insurance Company acquired the stock of Arkansas National Life Insurance Company for a cash payment of $31 million.

FINANCING ACTIVITIES

The Company's long-term debt-to-equity ratio was 32% at year end 1998 compared with 23% at year end 1997. This increase was primarily due to the Company's issuance of $100 million in debentures in December 1997 partially offset by the increase in equity during 1998. Payments on short-term debt were relative to European operations.

     Quarterly cash dividends per share were $.155 in 1996, $.165 in 1997 and $.18 in 1998. An additional increase to $.195 per quarter was approved in January 1999.

     In 1998, the Company repurchased 1,768,100 shares of its common stock at a cost of $85 million.

INSURANCE ASSETS AND LIABILITIES

Insurance assets of $2,833 million grew 13% over the past year. Cash and invested assets of $2,204 million constitute 78% of the assets. The investments are concentrated in U.S. treasuries and agencies and high-grade corporate bonds. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $1,886 million. Statutory reserves represent 61% of the face value of insurance in force. Forethought Life Insurance Company declared a $14 million dividend to Hillenbrand Industries in the fourth quarter of 1998, paid in December 1998, and made $12 million and $11 million dividend payments in 1997 and 1996, respectively. The statutory capital and surplus as a percent of statutory liabilities of Forethought Life Insurance Company was 8% at December 31, 1998 and 1997. The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax cost, which partially offsets the deferred tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax benefit remained essentially unchanged in 1998, compared to a $6 million increase in 1997.

SHAREHOLDERS' EQUITY

Cumulative treasury stock acquired in open market transactions increased to 15,067,167 shares in 1998, up from 13,299,067 shares in 1997. The Company currently has Board of Directors' authorization to repurchase up to a total of 19,289,067 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 16,050 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1998 to individuals under the provisions of the Company's various stock-based compensation plans.

OTHER ISSUES

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was issued in June 1997. This standard requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company is required to adopt this standard not later than the first quarter of 1999. Implementation of this standard will not affect the Company's financial position or results of operations.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard not later than the issuance of its 1999 annual report. Implementation of this standard will not affect the Company's financial position or results of operations.

     In February 1998, SFAS No. 132, " Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. This standard revises current disclosure requirements for employers' pensions and other retiree benefits. The Company is required to adopt this standard not later than the issuance of its 1999 annual report. Implementation of this standard will not affect the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the financial statements. The Company is required to adopt the standard not later than the first quarter of fiscal 2000.

UNUSUAL CHARGES

On August 17, 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria that will permit the Company to more efficiently meet the needs of its customers and improve profitability. Market demand has not met expectations and remains far below estimates established at the time the German and Austrian businesses were acquired in 1994. Changes in local market conditions, health care reform and increased competitive pressures have greatly extended the time required for the Company to achieve profitability and significantly reduced management's projections of future cash flows from operations in these countries.

     Under this plan, the Company will reduce its fixed costs and align manufacturing, distribution, sales and administrative functions with anticipated demand. This alignment will result in the closing of manufacturing facilities in Germany and Austria and relocating certain manufacturing and business processes to other European locations. The Company will continue to serve and support the German and Austrian markets through a direct sales and service organization with products manufactured specifically for these markets by its other operations. Approximately 250 production and administrative employees are affected by this plan.

     The restructuring plan necessitated the provision of a $73 million asset impairment and restructuring charge in the third quarter. The non-cash component of this charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. Asset impairment charges were determined based upon projected cash flows, independent appraisals and market assessments for goodwill, land and buildings, and management estimates of losses to be incurred upon the disposition of surplus equipment and inventories. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $4 million, not including costs of disposal, as of November 28, 1998. The restructuring plan also included additional charges for severance and employee benefit costs of $11 million and other estimated plant closing costs of $9 million which includes legal, lease and contract termination, warranty, environmental, purchase commitment and related shutdown costs. None of these individual cost categories are material relative to the total. In addition to the costs accrued under the plan, additional costs of an estimated $4 million will be incurred to relocate certain manufacturing and business processes to other European locations. These costs will be expensed as incurred as required by generally accepted accounting principles.

     As of November 28, 1998, the German and Austrian manufacturing facilities were still in operation, with depreciation expense on assets to be sold reflected for the full fiscal year. In the fourth quarter, changes in the estimates of costs to be incurred under the plan reduced the overall level of the asset impairment and restructuring charge recorded in the third quarter by $3.5 million. With the exception of the write-down in inventory, which is reflected as a component of Health Care cost of goods sold, the remaining charge is classified within the separate Unusual charge line of the Statement of Consolidated Income. As of the end of the year less than $1 million of the restructuring related costs had been paid. In December 1998, manufacturing operations were discontinued in Germany. The Austrian manufacturing operations are expected to be discontinued in the second quarter of 1999. Substantially all employee related costs associated with the restructuring are expected to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next twelve months, but could take longer.

ENVIRONMENTAL MATTERS

Hillenbrand Industries is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment are not expected to materially affect the Company's capital expenditures, earnings or competitive position. Recent changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

FACTORS THAT MAY AFFECT FUTURE RESULTS

New legislation phased in beginning July 1, 1998 established Resource Utilization Groups for Medicare Part A patients within long-term care facilities. Reimbursement will now be on a prospective fee basis as opposed to the previous cost plus basis. This change will have a dampening effect on the Company's rental revenues in the long-term care market. Restructuring and reform in the health care industry, including consolidation of providers and payers, growth of managed care and expansion of the home care and long-term care markets, continues. Growth in the Company's acute care capital markets has improved dramatically over the past three years and the order pattern entering the first quarter of 1999 remains strong. While continued growth is not a certainty, the Company believes that its innovative products and services designed to improve patient outcomes and reduce total delivery cost, will enable it to maintain its leadership role in this and the other markets it serves.

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

YEAR 2000 DATE CONVERSION

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all of the Company's information technology based systems, as well as many non-information technology based systems, are potentially affected by the Year 2000 issue. Technology based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution, and numerous word processing and spreadsheet applications. The Company's financial services business utilizes life insurance, accounting and actuarial systems that are also affected. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as building management systems, manufacturing process control systems, clocks, security systems and products sold or leased to customers. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, insurance companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

THE COMPANY'S STATE OF READINESS
--------------------------------
Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for information technology based systems are summarized as follows:

1. IDENTIFICATION OF ALL APPLICATIONS AND HARDWARE WITH POTENTIAL YEAR 2000 ISSUES. To the best of the Company's knowledge, this phase has been completed.

2. FOR EACH ITEM IDENTIFIED, PERFORM AN ASSESSMENT TO DETERMINE AN APPROPRIATE ACTION PLAN AND TIMETABLE FOR REMEDIATION OF EACH ITEM. A PLAN MAY CONSIST OF REPLACEMENT, CODE REMEDIATION, UPGRADE OR ELIMINATION OF THE APPLICATION AND INCLUDES RESOURCE REQUIREMENTS. This phase has been completed with the exception of certain systems in Hill-Rom's recently acquired operations and a small business unit within Hill-Rom, which should be complete in the first quarter of 1999.

3. IMPLEMENTATION OF THE SPECIFIC ACTION PLAN. Specific action plans have been started and should be completed for nearly all known mission-critical systems as of the end of the first quarter of 1999. Action plans for remaining systems should begin by the second quarter of 1999.

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

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. Identification should be completed by the end of the first quarter of 1999, and plans should be developed and implemented by the end of the third quarter of 1999.

The Company is in the process of identifying all products sold or leased to customers which are affected by the Year 2000 issue. Once a Year 2000 affected product is identified, remediation plans are developed, implemented and tested, if deemed appropriate. A product listing is available to customers on the Company's Hill-Rom web page depicting Year 2000 compliance (www.hill-rom.com). Assessment of all affected products should be completed by the end of the first quarter of 1999, and corrective actions, if required, should be completed by the end of the third quarter of 1999.

One small subsidiary, Narco Medical Services, Inc., distributes medical devices manufactured by third parties. Each supplier has been surveyed to determine its readiness. Customers have been referred to manufacturers for Year 2000 readiness information. Contingency plans are being developed to address any resulting issues.

Identification of areas of potential third party risk is nearly complete and, for those areas identified to date, remediation plans are being developed. Identification and assessment should be completed in the first quarter of 1999, and plans should be developed and implemented by the end of the third quarter of 1999.

THE COSTS INVOLVED
------------------
The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $7 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $3.5 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

RISKS AND CONTINGENCY PLAN
--------------------------
The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment should be completed by the end of the first quarter and contingency plans should be completed in the third quarter.

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

     The Company's insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade corporate bonds and U.S. agencies and treasuries with predominantly fixed interest rates. The portfolio is managed in accordance with the Company's objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity in order to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as "available for sale" and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at November 28, 1998, and November 29, 1997, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $77 and $76 million, respectively, over a twelve-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.

     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at November 28, 1998, movements in currency rates would not materially affect the financial position of the Company.


-------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------
                                                        1998         1997         1996          1995         1994
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
-------------------------------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
   income to revenues                                     16           16           15            12           11
% Net income to revenues                                   9            9            8             6            6
% Income taxes to pretax income                           37           39           40            47           38
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
% Long-term debt to total capital                         24           19           21            22           23
% Total debt to total capital                             29           24           28            26           26
Current assets/current liabilities  (a)                  2.3          2.3          2.2           2.1          2.2
Working capital turnover  (a)                            3.5          3.3          3.9           4.2          4.6
-------------------------------------------------------------------------------------------------------------------
PROFITABILITY
-------------------------------------------------------------------------------------------------------------------
% Return on total capital                                 15           14           14             9           10
% Return on average shareholders' equity                  21           20           19            13           13
-------------------------------------------------------------------------------------------------------------------
ASSET TURNOVER
-------------------------------------------------------------------------------------------------------------------
Revenues/inventories  (a)                               16.1         19.1         15.3          12.9         13.7
Revenues/receivables  (a)                                4.3          4.5          5.1           4.6          4.7
-------------------------------------------------------------------------------------------------------------------
STOCK MARKET
-------------------------------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)                             21           20           18            25           23
Year-end price/book value                                4.1          3.4          3.3           3.1          3.0
-------------------------------------------------------------------------------------------------------------------
(a)  EXCLUDES INSURANCE OPERATIONS.
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT COMPARISON
-------------------------------------------------------------------------------------------------------------------
                                                 Fiscal Year                                Percent Change
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                  1998         1997         1996          1998/97         1997/96      1996/95
-------------------------------------------------------------------------------------------------------------------
Net revenues:
     Health Care sales             $    748     $    588      $   568           27%              4%           2%
     Health Care rentals                403          378          373            7%              1%           1%
     Funeral Services sales             541          545          524           (1%)             4%           2%
     Insurance revenues                 309          265          219           17%             21%          18%
-------------------------------------------------------------------------------------------------------------------
Total revenues                     $  2,001     $  1,776      $ 1,684           13%              5%           4%
-------------------------------------------------------------------------------------------------------------------
Gross profit:
     Health Care sales             $    320     $    266      $   234           20%             14%          12%
     Health Care rentals                162          143          140           13%              2%          15%
     Funeral Services sales             260          264          246           (2%)             7%           4%
     Insurance revenues                  92           72           57           28%             26%          27%
-------------------------------------------------------------------------------------------------------------------
Total gross profit                      834          745          677           12%             10%          10%
Other operating expenses                540          481          441           12%              9%           8%
Unusual charges                         (66)           -            -            N/A             N/A          N/A
-------------------------------------------------------------------------------------------------------------------
Operating profit                        228          264          236          (14%)            12%          32%
Other income (expense), net              65           (5)          (3)           N/A           (67%)         67%
-------------------------------------------------------------------------------------------------------------------
Income before income taxes              293          259          233           13%             11%          37%
Income taxes                            109          102           93            7%             10%          16%
-------------------------------------------------------------------------------------------------------------------
Net income                         $    184      $   157       $  140           17%             12%          56%
-------------------------------------------------------------------------------------------------------------------

                                    -20-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              PAGE
Financial Statements:

    Report of Independent Accountants                                           22
    Statements of Consolidated Income for the three years ended
        November 28, 1998                                                       23
    Consolidated Balance Sheets at November 28, 1998 and November 29, 1997      24
    Statements of Consolidated Cash Flows for the three years ended
        November 28, 1998                                                       26
    Statements of Consolidated Shareholders' Equity for the three years ended
        November 28, 1998                                                       27
    Notes to Consolidated Financial Statements                                  28
    Financial Statement Schedule for the three years ended November 28, 1998:
        Schedule II - Valuation and Qualifying Accounts                         48

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at November 28, 1998 and November 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 11, 1999

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
                                                               NOVEMBER 28,          November 29,          November 30,
Year Ended                                                        1998                  1997                  1996
---------------------------------------------------------------------------------------------------------------------------
NET REVENUES
     Health Care sales                                     $          748        $          588        $          568
     Health Care rentals                                              403                   378                   373
     Funeral Services sales                                           541                   545                   524
     Insurance revenues                                               309                   265                   219
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                      2,001                 1,776                 1,684
---------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES
     Health Care cost of goods sold                                   428                   322                   334
     Health Care rental expenses                                      241                   235                   233
     Funeral Services cost of goods sold                              281                   281                   278
     Insurance cost of revenues                                       217                   193                   162
---------------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                              1,167                 1,031                 1,007
Other operating expenses                                              540                   481                   441
Unusual charges (Note 4)                                              (66)                    -                     -
---------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT                                                      228                   264                   236
Other income (expense), net:
   Interest expense                                                   (27)                  (21)                  (22)
   Investment income, net                                              19                    18                    17
   Other (Note 3)                                                      73                    (2)                    2
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            293                   259                   233
Income taxes                                                          109                   102                    93
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $          184        $          157        $          140
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET INCOME PER COMMON SHARE              $         2.73        $         2.28        $         2.02
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                                 $          .72        $          .66        $          .62
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    67,577,803            68,796,439            69,474,266
---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

-----------------------------------------------------------------------------------------------------------------------
                                                                           NOVEMBER 28,                   November 29,
                                                                               1998                           1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                               $        297                   $        364
Trade accounts receivable, less allowances of
   $27 in 1998 and $25 in 1997                                                   392                            333
Inventories                                                                      105                             79
Other                                                                             64                             45
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                             858                            821
-----------------------------------------------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS                                                       288                            280
  Less accumulated depreciation                                                  207                            189
-----------------------------------------------------------------------------------------------------------------------
Equipment leased to others, net                                                   81                             91
-----------------------------------------------------------------------------------------------------------------------

PROPERTY                                                                         632                            651
  Less accumulated depreciation                                                  411                            413
-----------------------------------------------------------------------------------------------------------------------
Property, net                                                                    221                            238
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Intangible assets at amortized cost:
  Patents and trademarks                                                          20                             19
  Excess of cost over net asset values of
    acquired companies (Note 2)                                                  164                             96
  Other                                                                           14                             11
Deferred charges and other assets                                                 89                             51
-----------------------------------------------------------------------------------------------------------------------
Total other assets                                                               287                            177
-----------------------------------------------------------------------------------------------------------------------

INSURANCE ASSETS (NOTE 12)
Investments                                                                    2,204                          1,934
Deferred acquisition costs                                                       536                            473
Deferred income taxes                                                             34                             43
Other                                                                             59                             51
-----------------------------------------------------------------------------------------------------------------------
Total insurance assets                                                         2,833                          2,501
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $      4,280                   $      3,828
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                          NOVEMBER 28,                    November 29,
                                                                              1998                          1997
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term debt (Notes 5 and 8)                                         $         60                   $         60
Current portion of long-term debt (Notes 5 and 8)                                  1                              1
Trade accounts payable                                                            69                             71
Income taxes payable (Note 10)                                                    27                             27
Accrued compensation                                                              73                             63
Other                                                                            145                            137
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        375                            359
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTES 5 AND 8)                                                   303                            203
-----------------------------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES (NOTE 6)                                              86                             75
-----------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 10)                                             4                              7
-----------------------------------------------------------------------------------------------------------------------

INSURANCE LIABILITIES (NOTE 12)
Benefit reserves                                                               1,856                          1,667
Unearned revenue                                                                 674                            605
General liabilities                                                               30                             26
-----------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                    2,560                          2,298
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              3,328                          2,942
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTES 6 AND 7)
-----------------------------------------------------------------------------------------------------------------------
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 1998 and 1997                                      4                              4
Additional paid-in capital                                                        15                             14
Retained earnings (Note 5)                                                     1,221                          1,085
Accumulated unrealized gain on investments                                        52                             34
Foreign currency translation adjustment                                           (7)                            (3)
Treasury stock, at cost: 1998 - 13,564,793 shares;
    1997 - 11,812,743 shares                                                    (333)                          (248)
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                       952                            886
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $      4,280                   $      3,828
-----------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(DOLLARS IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------------
                                                                     NOVEMBER 28,       November 29,       November 30,
Year Ended                                                              1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                    $        184        $        157        $        140
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation, amortization and write-down of goodwill                  149                 102                  99
   Change in noncurrent deferred income taxes                              (3)                (12)                 (6)
   Gain on sale of business                                               (75)                  -                  (3)
   Change in working capital excluding cash, current
     debt, acquisitions and dispositions:
     Trade accounts receivable                                            (36)                (46)                 24
     Inventories                                                           (2)                 17                  15
     Other current assets                                                   2                   -                  (1)
     Trade accounts payable                                               (12)                 21                 (21)
     Accrued expenses and other liabilities                               (14)                 32                   5
   Change in insurance deferred policy acquisition costs                  (63)                (67)                (67)
   Change in other insurance items, net                                    48                  35                  40
   Other, net                                                              (5)                  7                  15
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 173                 246                 240
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Capital expenditures                                                   (88)                (85)                (92)
   Proceeds on disposal of fixed assets and equipment
      leased to others                                                     10                   1                   2
   Acquisitions of businesses, net of cash acquired                      (188)                  -                  (6)
   Other investments                                                      (11)                 (4)                 (3)
   Proceeds on sale of business                                            64                   -                  15
   Insurance investments:
      Purchases                                                          (746)               (721)               (437)
      Proceeds on maturities                                              168                 112                  78
      Proceeds on sales                                                   345                 358                 126
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (446)               (339)               (317)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Additions to short-term debt                                            39                  10                 119
   Reductions to short-term debt                                          (13)                (15)                (81)
   Additions to long-term debt                                            101                   -                   -
   Reductions to long-term debt                                            (1)                 (2)                 (3)
   Payment of cash dividends                                              (48)                (45)                (43)
   Treasury stock acquired                                                (85)                (13)                (51)
   Insurance premiums received                                            495                 514                 459
   Insurance benefits paid                                               (282)               (256)               (227)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 206                 193                 173
---------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                     -                  (2)                 (1)
---------------------------------------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                                          (67)                 98                  95
CASH AND CASH EQUIVALENTS
   At beginning of year                                                   364                 266                 171
---------------------------------------------------------------------------------------------------------------------------
   At end of year                                                $        297        $        364        $        266
---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(DOLLARS IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------------
                                                                NOVEMBER 28,          November 29,         November 30,
Year Ended                                                         1998                  1997                 1996
---------------------------------------------------------------------------------------------------------------------------

COMMON STOCK                                                 $          4          $          4          $          4
---------------------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
   Beginning of year                                                   14                    14                    14
   Fair market value over cost on
      reissuance of treasury shares (1998 - 16,050;
      1997 - 15,284;   1996 - 33,996)                                   1                     -                     -
   Other                                                                -                     -                     -
---------------------------------------------------------------------------------------------------------------------------
   End of year                                                         15                    14                    14
---------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
   Beginning of year                                                1,085                   973                   876
   Net income                                                         184                   157                   140
   Dividends                                                          (48)                  (45)                  (43)
---------------------------------------------------------------------------------------------------------------------------
   End of year                                                      1,221                 1,085                   973
---------------------------------------------------------------------------------------------------------------------------
ACCUMULATED UNREALIZED GAIN ON INVESTMENTS
   Beginning of year                                                   34                    21                    23
   Net unrealized holding gain (loss)                                  18                    13                    (2)
---------------------------------------------------------------------------------------------------------------------------
   End of year                                                         52                    34                    21
---------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   Beginning of year                                                   (3)                   10                    14
   Translation adjustment                                              (4)                  (13)                   (4)
---------------------------------------------------------------------------------------------------------------------------
   End of year                                                         (7)                   (3)                   10
---------------------------------------------------------------------------------------------------------------------------
TREASURY STOCK
   Beginning of year                                                 (248)                 (235)                 (185)
   Shares acquired (1998 - 1,768,100;
   1997 - 290,395;   1996 - 1,425,100)                                (85)                  (13)                  (51)
   Shares reissued                                                      -                     -                     1
---------------------------------------------------------------------------------------------------------------------------
   End of year                                                       (333)                 (248)                 (235)
---------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                   $        952          $        886          $        787
---------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in
Note 12.

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

NATURE OF OPERATIONS

Hillenbrand Industries is organized into two segments - the Health Care Group and the Funeral Services Group. The Health Care Group consists of Hill-Rom. Block Medical and Medeco Security Locks were included in this segment prior to their sale in 1996 and 1998, respectively. Hill-Rom is a leading manufacturer of patient care products and leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 58% of Hillenbrand's revenues in 1998. The Funeral Services Group consists of Batesville Casket Company and Forethought Financial Services (Forethought). Batesville Casket Company is a leading producer of protective metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 27% of Hillenbrand's revenues in 1998. Forethought provides funeral homes in 42 U.S. states, the District of Columbia, Puerto Rico and six Canadian provinces with life insurance policies and marketing support for preneed, inflation-protected funeral planning. It entered the preneed trust market in 1997. Forethought generated 15% of Hillenbrand's revenues in 1998.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 56% and 71% of the Company's inventories at November 28, 1998 and November 29, 1997, respectively. The decline in the percentage of inventories on LIFO is related to the acquisitions completed in the current year (see Note 2). Costs for other inventories have been determined principally by the first-in, first-out
(FIFO) method. Inventories at November 28 consist of the following:

-----------------------------------------------------------------------------
                                             1998                      1997
-----------------------------------------------------------------------------
Finished Products                      $       58                $       44
Work in Process                                32                        24
Raw Materials                                  15                        11
------------------------------------------------------------------------------
Total                                  $      105                $       79
------------------------------------------------------------------------------

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $9 million and $10 million higher than reported at November 28, 1998 and November 29, 1997, respectively.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others primarily represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. The majority of these units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method for financial reporting purposes. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1998 and 1997 were:

------------------------------------------------------------------------------
                                               1998                1997
------------------------------------------------------------------------------
Land                                      $      18          $       22
Buildings and building equipment                142                 144
Machinery and equipment                         472                 485
------------------------------------------------------------------------------
Total                                     $     632          $      651
------------------------------------------------------------------------------

INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible assets are stated at cost and amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews goodwill and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

     Goodwill related to Hill-Rom's German subsidiary was written off in the third quarter of 1998 resulting in a $43 million charge. See Note 4 for additional information.

     Accumulated amortization of intangible assets was $150 million and $156 million as of November 28, 1998, and November 29, 1997, respectively.

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

EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings per Share," in the first quarter of 1998. SFAS No. 128 requires disclosure of basic and diluted earnings per share in place of primary and fully diluted earnings per share as required by APB No. 15. Basic earnings per share is calculated based upon weighted-average number of outstanding common shares for the period. Diluted earnings per share is calculated based upon weighted-average number of outstanding common shares, plus the effect of dilutive stock options.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. SFAS No. 123 encourages companies to adopt a fair value approach to valuing stock-based compensation that would require compensation cost to be recognized based on the fair value of the stock-based instrument granted. The Company has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for its stock-based compensation plans consistent with the provisions of APB No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosure provisions of SFAS No. 123 in Note 6.

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

The components of net pension expense in the United States are as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                      1998              1997             1996
-------------------------------------------------------------------------------------------------------------------

Service expense-benefits earned during the year                       $   8              $  8             $  7

Interest expense on projected benefit obligation                         10                 9                8

Actual return on plan assets                                            (16)              (10)              (7)

Net amortization and deferral                                             6                 -               (1)

-------------------------------------------------------------------------------------------------------------------
Net pension expense                                                   $   8              $  7             $  7
-------------------------------------------------------------------------------------------------------------------

The funded status of plans in the United States is shown in the table below:


-------------------------------------------------------------------------------------------------------------------
                                                                                  NOVEMBER 28,        November 29,
                                                                                      1998                1997
-------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
      benefits of $98 in 1998 and $85 in 1997                                    $   (104)            $    (91)
-------------------------------------------------------------------------------------------------------------------
Projected benefit obligation for service rendered to date                        $   (161)            $   (135)

Plan assets at fair value, primarily U.S. Government obligations, corporate bonds and notes, and common stock issued by the Company. The value of this common stock at date of acquisition by the plans was $3 and the current
   market value was $26 in 1998 and $20 in 1997.                                      144                  124
-------------------------------------------------------------------------------------------------------------------
Plan assets less than projected benefit obligation                                    (17)                 (11)

Unrecognized net gain from past experience different
  from that assumed                                                                   (10)                 (15)

Unrecognized prior service cost                                                         3                    2

Unrecognized net asset at year-end being recognized over 14 to 22 years from the
  initial compliance date of December 1, 1985                                          (1)                  (1)
-------------------------------------------------------------------------------------------------------------------

Unfunded accrued expenses included in liabilities                                $    (25)            $    (25)
-------------------------------------------------------------------------------------------------------------------

The assumptions used in accounting for the domestic plans are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                      1998              1997             1996
-------------------------------------------------------------------------------------------------------------------
Discount rate used to determine the
  projected benefit obligation                                        7.25%            7.5%              7.5%
Rate of increase in future compensation
  levels used to determine the projected
  benefit obligation                                                  5.5%             5.5%              5.5%
Expected long-term rate of return on
  assets used to determine net periodic
  pension cost                                                        8.0%             8.0%              8.0%
-----------------------------------------------------------------------------------------------------------------------

     In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in the acquisition of Arnold in 1994. The unfunded accumulated benefit obligation of this plan, included in accrued expenses, was $11 million on November 28, 1998 and November 29, 1997 and $13 million on November 30, 1996. Pension expense was negligible in 1998 and was $1 million in 1997 and 1996.

     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $6 million in 1998 and $5 million in 1997 and 1996.

INCOME TAXES

The Company and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

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

ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was issued in June 1997. This standard requires that the Company disclose, either in the income statement or in a separate financial statement, net income as currently reported and other components of comprehensive income. Comprehensive income is defined as the change in shareholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company is required to adopt this standard not later than the first quarter of 1999. Implementation of this standard will not affect the Company's financial position or results of operations.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This standard defines segments of an enterprise as the components of the company whose operations are reviewed regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. It requires disclosures about products and services, geographic areas and major customers. The Company is required to adopt this standard not later than the issuance of its 1999 annual report. Implementation of this standard will not affect the Company's financial position or results of operations.

     In February 1998, SFAS No. 132, " Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. This standard revises current disclosure requirements for employers' pensions and other retiree benefits. The Company is required to adopt this standard not later than the issuance of its 1999 annual report. Implementation of this standard will not affect the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the financial statements. The Company is required to adopt the standard not later than the first quarter of fiscal 2000.

2.   ACQUISITIONS

On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for $98 million, net of cash acquired and including costs of acquisition, and the assumption of certain liabilities totaling $29 million. This acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $68 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years. Hill-Rom is continuing to negotiate the final purchase price for this acquisition with the seller, which when resolved, is expected to result in a reduction of goodwill.

     On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems for $62 million including costs of acquisition and the assumption of certain liabilities totaling $17 million. This acquisition was accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $51 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years.

     On June 4, 1998, Forethought Financial Services purchased Chrysler Life Insurance Company, for approximately $14 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, which were primarily state insurance licenses, was approximately $4 million which is being amortized on a straight-line basis over 40 years.

     Hill-Rom, Batesville Casket and the Company each acquired one small company during 1998 in addition to those outlined above. The combined purchase price of these companies was approximately $14 million, net of cash acquired.

     Assuming all fiscal 1998 acquisitions had occurred December 1, 1996, unaudited fiscal 1997 pro forma consolidated net revenue would have increased by approximately $150 million, and net income and earnings per share would have decreased by less than 5%. Unaudited fiscal 1998 pro forma revenue, net income and earnings per share would not have been materially different from reported amounts. Such unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place on those dates, nor is it indicative of the results that may occur in the future.

     In 1996, the Company's subsidiaries, Batesville Casket and Hill-Rom, each acquired two small companies. The combined purchase price was $6 million.

     Acquisitions occurring subsequent to November 28, 1998 are discussed in
Note 15.

3.   DISPOSITION

On July 1, 1998, the Company sold its high security and access control business, Medeco Security Locks, Incorporated, to Assa Abloy AB. The Company recorded an after tax gain of approximately

$47 million in the third quarter. Results for Medeco were included in the Health Care Group through the date of disposition and did not have a material effect on the results of that group or the Company's consolidated earnings, cash flows and financial position. The gain on the sale of Medeco is classified within the Other line under Other income (expense), net in the Statement of Consolidated Income.

     On July 22, 1996, the Company sold the assets of Block Medical for cash and stock totaling $17 million. The Company recorded a gain on the sale of $3 million ($2 million after income taxes) and a related income tax benefit of approximately $6 million realized from book and tax differences in the basis of the business.

4.   UNUSUAL CHARGES

On August 17, 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria that will permit the Company to more efficiently meet the needs of its customers and improve profitability. Market demand has not met expectations and remains far below estimates established at the time the German and Austrian businesses were acquired in 1994. Changes in local market conditions, health care reform and increased competitive pressures have greatly extended the time required for the Company to achieve profitability and significantly reduced management's projections of future cash flows from operations in these countries.

     Under this plan, the Company will reduce its fixed costs and align manufacturing, distribution, sales and administrative functions with anticipated demand. This alignment will result in the closing of manufacturing facilities in Germany and Austria and relocating certain manufacturing and business processes to other European locations. The Company will continue to serve and support the German and Austrian markets through a direct sales and service organization with products manufactured specifically for these markets by its other operations. Approximately 250 production and administrative employees are affected by this plan.

     The restructuring plan necessitated the provision of a $73 million asset impairment and restructuring charge in the third quarter. The non-cash component of this charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. Asset impairment charges were determined based upon projected cash flows, independent appraisals and market assessments for goodwill, land and buildings, and management estimates of losses to be incurred upon the disposition of surplus equipment and inventories. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $4 million, not including costs of disposal, as of November 28, 1998. The restructuring plan also included additional charges for severance and employee benefit costs of $11 million and other estimated plant closing costs of $9 million which includes legal, lease and contract termination, warranty, environmental, purchase commitment and related shutdown costs. None of these individual cost categories are material relative to the total. In addition to the costs accrued under the plan, additional costs of an estimated $4 million will be incurred to relocate certain manufacturing and business processes to other European locations. These costs will be expensed as incurred as required by generally accepted accounting principles.

     As of November 28, 1998, the German and Austrian manufacturing facilities were still in operation, with depreciation expense on assets to be sold reflected for the full fiscal year. In the fourth quarter, changes in the estimates of costs to be incurred under the plan reduced the overall level of the asset impairment and restructuring charge recorded in the third quarter by $3.5 million. With the exception of the write-down in inventory, which is reflected as a component of Health Care cost of goods sold, the remaining charge is classified within the separate Unusual charge line of the Statement of Consolidated Income. As of the end of the year less than $1 million of the restructuring related costs had been paid. In December 1998, manufacturing operations were discontinued in Germany. The Austrian manufacturing operations are expected to be discontinued in the second quarter of 1999. Substantially all employee related costs associated with the restructuring are expected to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next twelve months, but could take longer.

5.   FINANCING AGREEMENTS

The Company's various financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness.

Long-term debt consists of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                           NOVEMBER 28,           November 29,
                                                                              1998                   1997
-------------------------------------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011                          $  100                 $  100

Unsecured 7% debentures due on February 15, 2024                                100                    100

Unsecured 6 3/4% debentures due on December 15, 2027                            100                      -

Government sponsored bond with an interest rate of 5.0%
    and maturities to 2008                                                        2                      2

Other                                                                             2                      2
-------------------------------------------------------------------------------------------------------------------

Total                                                                           304                    204

Less current portion                                                              1                      1
-------------------------------------------------------------------------------------------------------------------

Total long-term debt                                                         $  303                 $  203
-------------------------------------------------------------------------------------------------------------------

     Scheduled payments on long-term debt as of November 28, 1998 total less than $1 million in each of the years 1999 through 2003.

     Short-term debt consists of borrowings under various lines of credit maintained for foreign subsidiaries. The weighted average interest rate on all short-term borrowings outstanding as of November 28, 1998 and November 29, 1997 was approximately 4.0%.

     At November 28, 1998, the Company had uncommitted credit lines totaling $93 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

6.   STOCK-BASED COMPENSATION

At November 28, 1998, the Company has three active stock-based compensation plans; the Senior Executive Compensation Program, the Performance
Compensation Plan, and the 1996 Stock Option Plan, which are described below. These three plans are administered by the Compensation Committee of the Board of Directors. All shares issued under these plans are valued at market trading prices.

     The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,097,205 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through November 28, 1998, were 360,132. In addition, the Senior Executive Compensation Program mandates and or provides for participants to defer payment of long-term performance shares earned in prior years. A total of 183,900 shares are deferred of which 177,741 are vested and payable as of November 28, 1998.

     Under the Performance Compensation Plan key employees are awarded tentative performance shares based upon achievement of performance targets. A total of 1,290,028 shares of common stock remain reserved for issuance under this plan as of November 28, 1998. In 1993, 386,096 shares were earned based on the Company's performance. A total of 1,125 deferred shares are payable as of November 28, 1998 under this plan. The plan will terminate on November 30, 2001.
                                       -35-

     Under the 1996 Stock Option Plan key employees and directors are granted the opportunity to acquire the Company's common stock. Under the terms of the plan, options may be either incentive or non-qualified. Stock appreciation rights may be awarded in conjunction with either an incentive stock option or non-qualified stock option. The exercise price per share shall be the average fair market price of the common stock on the date of the grant. Options granted to employees vest one-third on each of the first three anniversaries of the date of grant. Options granted to directors vest entirely on the first anniversary of the date of grant. All options have a maximum term of ten years. Three million shares of common stock have been reserved for issuance under this plan and options were initially granted in 1997. As of November 28, 1998 there were 2,253,663 shares of common stock available for future grants. The fair value for each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair value of options granted was $14.19 and $13.22 per share in 1998 and 1997, respectively. The following weighted average assumptions were used:


                                                                      1998               1997
                                                                      ----               ----

                  Risk-free interest rate                              5.63%             6.83%
                  Dividend yield                                       1.49%             1.44%
                  Volatility factor                                   .1926             .1903
                  Weighted average expected life                       5.98 years        5.97 years


The following table summarizes the transactions of the Company's stock option plan:

                                                               1998                               1997
---------------------------------------------------------------------------------------------------------------------
                                                                       Weighted                           Weighted
                                                                       Average                            Average
                                                      Number of        Exercise         Number of         Exercise
                                                       Shares           Price            Shares            Price
---------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  beginning of year                                     283,500         $44.3125              N/A               N/A
Options granted                                         499,000         $52.9793          290,500          $44.3125
Options exercised                                       (10,339)        $44.3125              N/A               N/A
Options cancelled                                       (36,163)        $47.4575           (7,000)         $44.3125
---------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  end of year                                           735,998         $50.0340          283,500          $44.3125
---------------------------------------------------------------------------------------------------------------------
Exercisable options - end of year                        96,535         $44.3125            None                N/A
---------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at November 28, 1998:


                                                       Options Outstanding                  Options Exercisable
-----------------------------------------------------------------------------------------------------------------------
                                                  Weighted
                                                   Average             Weighted                         Weighted
   Range of                        Number         Remaining            Average            Number         Average
Exercise Prices                 Outstanding    Contractual Life     Exercise Price      Exercisable   Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$44.3125 - $44.3125              251,498              8.36              $44.3125           96,535        $44.3125
$52.1563 - $52.1563              430,500              9.14              $52.1563                0        $      -
$57.0938 - $57.0938               20,000              9.66              $57.0938                0        $      -
$59.1250 - $59.2188               16,000              9.31              $59.1719                0        $      -
$63.2500 - $63.2500               18,000              9.36              $63.2500                0        $      -
---------------------------------------------------------------------------------------------------------------------
$44.3125 - $63.2500              735,998              8.90              $50.0340           96,535        $44.3125
---------------------------------------------------------------------------------------------------------------------

     Under the restricted stock plan key employees were granted restricted shares of the Company's stock. As of November 28, 1998 there were 17,371 shares which remain deferred under this program. No awards were made in fiscal 1998 and the plan has been terminated.

     The amount charged to expense for all stock-based compensation plans was $8 million, $4 million and $2 million in 1998, 1997 and 1996, respectively.

     The pro forma effect on net income for all stock-based compensation plans if accounted for under SFAS No. 123 is less than $1 million of additional compensation expense in 1998, 1997, and 1996, respectively.

     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company. A total of 10,064 deferred shares are payable as of November 28, 1998 under this program.

7.   SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.

     The Board of Directors has authorized the repurchase, from time to time, of up to 19,289,067 shares of the Company's stock in the open market. The purchased shares will be used for general corporate purposes. As of November 28, 1998, a total of 15,067,167 shares had been purchased at market trading prices, of which 13,564,793 shares remain in treasury.

     On December 1, 1997, the Company purchased 990,000 shares of its common stock from a trust established by a founder of the Company to facilitate the payment of the trust's federal and state taxes upon the death of the founder's widow. The purchase, totaling $42 million, was a private transaction at a discount from market determined by an investment bank to be fair to the Company.

8.   FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 12) for which it is practicable to estimate that value:

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

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:


----------------------------------------------------------------------------
                                               NOVEMBER 28, 1998
----------------------------------------------------------------------------
                                      Carrying                        Fair
                                       Amount                        Value
----------------------------------------------------------------------------
         Short-term debt                $  60                       $   60
         Long-term debt                 $ 304                       $  340
----------------------------------------------------------------------------

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency risks. The Company occasionally enters into foreign currency forward contracts to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies. The gains or losses arising from these contracts offset foreign exchange gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. The Company had no material derivative financial instruments on November 28, 1998 and November 29, 1997.

9.   SEGMENT INFORMATION

INDUSTRY INFORMATION

The Health Care Group consists of Hill-Rom. Block Medical and Medeco Security Locks were in this segment prior to their sale in 1996 and 1998, respectively. Hill-Rom produces and sells electric hospital beds, patient room furniture, patient handling equipment and medical architectural products designed to meet the needs of acute care, long-term care, home care and perinatal providers. It also provides rental therapy units to health care facilities and the home care market for wound therapy, the management of pulmonary complications associated with critically ill patients and incontinence management.

     The Funeral Services Group consists of Batesville Casket Company and Forethought Financial Services. Batesville manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forethought Financial Services' subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank, Forethought Federal Savings Bank, Forethought Life Assurance Company and The Forethought Group, Inc., provide funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies and trust products. Note 12 contains additional information regarding financial services.

     Product transfers between industry segments are not material.

     Financial information regarding the Company's industry segments is presented below:

---------------------------------------------------------------------------------------------------
                                           NOVEMBER 28,        November 29,          November 30,
Year Ended                                    1998                1997                  1996
---------------------------------------------------------------------------------------------------
Net revenues:
     Health Care                            $ 1,151             $   966               $   941
     Funeral Services                           850                 810                   743
---------------------------------------------------------------------------------------------------
     Consolidated                           $ 2,001             $ 1,776               $ 1,684
---------------------------------------------------------------------------------------------------
Operating profit:
     Health Care (a)                        $    81             $   134               $   111
     Funeral Services                           170                 160                   144
     Corporate and other                        (23)                (30)                  (19)
---------------------------------------------------------------------------------------------------
     Consolidated                               228                 264                   236
Interest expense                                (27)                (21)                  (22)
Investment income                                19                  18                    17
Other income (expense), net (b) (c)              73                  (2)                    2
---------------------------------------------------------------------------------------------------
Income before income taxes                  $   293             $   259               $   233
---------------------------------------------------------------------------------------------------
Identifiable assets:
     Health Care                            $   801             $   679               $   647
     Funeral Services                         3,087               2,750                 2,421
     Corporate and other                        392                 399                   328
---------------------------------------------------------------------------------------------------
     Consolidated                           $ 4,280             $ 3,828               $ 3,396
---------------------------------------------------------------------------------------------------
Capital expenditures:
     Health Care                            $    53             $    68               $    69
     Funeral Services                            29                  15                    21
     Corporate and other                          6                   2                     2
---------------------------------------------------------------------------------------------------
     Consolidated                           $    88             $    85               $    92
---------------------------------------------------------------------------------------------------
Depreciation and amortization:
     Health Care                            $   125             $    76               $    72
     Funeral Services                            22                  23                    24
     Corporate and other                          2                   3                     3
---------------------------------------------------------------------------------------------------
     Consolidated                           $   149             $   102               $    99
---------------------------------------------------------------------------------------------------

(a) REFLECTS A $70 MILLION CHARGE IN 1998 FOR THE WRITE-OFF OF GOODWILL, OTHER ASSET IMPAIRMENT CHARGES AND OTHER CLOSING COSTS RELATED TO THE DISCONTINUANCE OF MANUFACTURING OPERATIONS AT HILL-ROM FACILITIES IN
    GERMANY AND AUSTRIA.
(b) REFLECTS A GAIN OF $75 MILLION IN 1998 ON THE SALE OF MEDECO SECURITY LOCKS.
(c) REFLECTS A GAIN OF $3 MILLION IN 1996 ON THE SALE OF BLOCK MEDICAL.

GEOGRAPHIC INFORMATION

Sales between geographic areas are at transfer prices which approximate market value.

---------------------------------------------------------------------------------------------------------------------------
                                              United                     Other       Corporate
                                              States    Europe (a)   International   and Other   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
1998:
Net revenues:
   To unaffiliated customers               $   1,758      $   178       $   65       $    -       $    -         $   2,001
   Transfers to other geographic areas            36            -            -            -          (36)                -
----------------------------------------------------------------------------------------------------------------------------
     Total net revenues                    $   1,794      $   178       $   65       $    -       $  (36)        $   2,001
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                    $     322      $   (79)      $    8       $  (23)      $    -         $     228
----------------------------------------------------------------------------------------------------------------------------
Identifiable assets                        $   3,779      $   211       $   41       $  392       $ (143)        $   4,280
----------------------------------------------------------------------------------------------------------------------------

1997:
Net revenues:
   To unaffiliated customers               $   1,560      $   157       $   59       $    -       $    -         $   1,776
   Transfers to other geographic areas            37            -            -            -          (37)                -
----------------------------------------------------------------------------------------------------------------------------
     Total net revenues                    $   1,597      $   157       $   59       $    -       $  (37)        $   1,776
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                    $     305      $   (14)      $    3       $  (30)      $    -         $     264
----------------------------------------------------------------------------------------------------------------------------
Identifiable assets                        $   3,261      $   298       $   30       $  399       $ (160)        $   3,828
----------------------------------------------------------------------------------------------------------------------------

1996:
Net revenues:
   To unaffiliated customers               $   1,447      $   188       $   49       $    -       $    -         $   1,684
   Transfers to other geographic areas            37            -            -            -          (37)                -
----------------------------------------------------------------------------------------------------------------------------
     Total net revenues                    $   1,484      $   188       $   49       $    -       $  (37)        $   1,684
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                    $     284      $   (31)      $    2       $  (19)      $    -         $     236
----------------------------------------------------------------------------------------------------------------------------
Identifiable assets                        $   2,869      $   355       $   24       $  328       $ (180)        $   3,396
----------------------------------------------------------------------------------------------------------------------------

(a) REFLECTS A $70 MILLION CHARGE IN 1998 FOR THE WRITE-OFF OF GOODWILL, OTHER ASSET IMPAIRMENT CHARGES AND OTHER CLOSING COSTS RELATED TO THE DISCONTINUANCE OF MANUFACTURING OPERATIONS AT HILL-ROM FACILITIES IN GERMANY AND AUSTRIA.

10.  INCOME TAXES

Income taxes are computed in accordance with SFAS No. 109. The significant components of the consolidated income tax provision are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                           1998                    1997                   1996
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                                            $      370               $     272               $     267
  Foreign                                                    (77)                    (13)                    (34)
-------------------------------------------------------------------------------------------------------------------
Total                                                 $      293               $     259               $     233
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes:
Current items:
  Federal                                             $       90               $      99               $      85
  State                                                       19                      13                      13
  Foreign                                                      4                       3                       1
-------------------------------------------------------------------------------------------------------------------
Total current items                                          113                     115                      99
-------------------------------------------------------------------------------------------------------------------
Deferred items:
  Federal                                                     (4)                    (11)                     (6)
  State                                                        -                       -                       -
  Foreign                                                      -                      (2)                      -
-------------------------------------------------------------------------------------------------------------------
Total deferred items                                          (4)                    (13)                     (6)
-------------------------------------------------------------------------------------------------------------------
Provision for income taxes                            $      109               $     102               $      93
-------------------------------------------------------------------------------------------------------------------

     The differences between the amounts recorded for income taxes for financial statement purposes and the amounts computed by applying the Federal statutory tax rate to income before taxes are explained as follows:

-----------------------------------------------------------------------------------------------------------------------
                                             1998                        1997                            1996
-----------------------------------------------------------------------------------------------------------------------
                                                   % OF                         % of                             % of
                                                  PRETAX                       Pretax                           Pretax
                                     AMOUNT       INCOME           Amount      Income             Amount        Income
-----------------------------------------------------------------------------------------------------------------------
Federal income tax  (a)               $103         35.0             $  90         35.0               $81         35.0
State income tax  (b)                   12          4.1                 9          3.5                 9          3.8
Foreign income tax  (c)                 30         10.3                 6          2.3                12          5.1
Adjustment of estimated
   income tax accruals                  19          6.5                 -          -                   -          -
Utilization of foreign net
   operating losses                    (47)       (16.1)                -          -                   -          -
Sale of Block Medical                    -          -                   -          -                  (6)        (2.6)
Other, net                              (8)        (2.8)               (3)        (1.4)               (3)        (1.4)
-----------------------------------------------------------------------------------------------------------------------
Provision for income taxes            $109         37.0              $102         39.4               $93         39.9
-----------------------------------------------------------------------------------------------------------------------

(a)  AT STATUTORY RATE.
(b)  NET OF FEDERAL BENEFIT.
(c) FEDERAL TAX RATE DIFFERENTIAL.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax balance sheet accounts were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                  NOVEMBER 28, 1998                           November 29, 1997
-----------------------------------------------------------------------------------------------------------------------
                                             NON-INSURANCE        INSURANCE             Non-insurance         Insurance
-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current:
     Inventories                         $        3            $        -              $        2            $        -
     Employee benefit accruals                    3                     -                       3                     -
     Self insurance accruals                     10                     -                      10                     -
     Litigation accruals                          2                     -                       3                     -
     Other, net                                  20                     5                       7                     4
   Long-term:
     Employee benefit accruals                   23                     1                      21                     1
     Deferred policy revenues                     -                   236                       -                   212
     Foreign loss carryforwards                   9                     -                      67                     -
     Foreign acquisition reserves                 -                     -                       2                     -
     Other, net                                   9                     -                       7                     -
-----------------------------------------------------------------------------------------------------------------------
   Total assets                                  79                   242                     122                   217
-----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Current:
     Inventories                                  2                     -                       2                     -
     Other, net                                   2                     -                       2                     -
   Long-term:
     Depreciation                                34                     3                      34                     -
     Amortization                                 2                     -                       -                     -
     Unrealized gain on investments               -                    28                       -                    18
     Benefit reserves                             -                    12                       -                    11
     Deferred acquisition costs                   -                   160                       -                   140
     Foreign asset step up                        -                     -                       4                     -
     Other, net                                   -                     5                       1                     5
-----------------------------------------------------------------------------------------------------------------------
   Total liabilities                             40                   208                      43                   174
-----------------------------------------------------------------------------------------------------------------------
Less valuation allowance for
     foreign loss carryforwards                  (9)                    -                     (65)                    -
-----------------------------------------------------------------------------------------------------------------------
Net asset                                $       30            $       34              $       14            $       43
-----------------------------------------------------------------------------------------------------------------------

Foreign loss carryforwards approximated $161 million at November 29, 1997, the majority of which related to operations in Germany, Austria and France. With the announced discontinuance of manufacturing operations in Germany and Austria during 1998, the Company was able to recognize a tax benefit of approximately $47 million for substantially all of the German and Austrian operating losses. In regards to the Company's remaining foreign operations, unutilized loss carryforwards of approximately $25 million exist as of November 28, 1998. There is not currently sufficient positive evidence as required by SFAS No. 109 to support recognition of the tax benefit associated with these operating losses. Accordingly, a full valuation allowance of $9 million has been recorded. It is reasonably possible that the Company's operating results could improve in the future thereby allowing recognition of the tax benefits associated with the operating losses.

      Certain expenses associated with the Company's corporate-owned life insurance program have been questioned by the Internal Revenue Service (IRS). At the end of 1997, the Company and the IRS had pending with the IRS' national office a request for technical advice with respect to the tax benefits of this program. During 1998, an unfavorable response to the request for technical advice was received. The Company continues to believe all tax benefits relative to this program were taken in full compliance with existing and prior tax law. However, it is likely that the IRS will disallow some portion of the tax benefits associated with this program.

      The Company does not believe that the ultimate outcome of tax positions taken by the Company, including those related to the corporate-owned life insurance program, will have a material adverse effect on its financial condition, results of operations or cash flows.

11.  SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

------------------------------------------------------------------------------
                                   1998             1997             1996
------------------------------------------------------------------------------
Rental expense                    $ (21)           $ (16)         $   (16)
Research and
  development costs               $ (42)           $ (49)         $   (42)
Investment income, net (a)        $  19            $  18          $    17
------------------------------------------------------------------------------

 (a)  EXCLUDES INSURANCE OPERATIONS.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $37 million, used for warehouses and office space, under noncancellable operating leases.

------------------------------------------------------------------------------
                           1999                                  $       14
                           2000                                  $       10
                           2001                                  $        6
                           2002                                  $        4
                           2003                                  $        2
                           2004 and beyond                       $        1
------------------------------------------------------------------------------

The table below provides supplemental information to the statements of consolidated cash flows.

-------------------------------------------------------------------------------------------------------------------
                                                           1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------------
Cash paid for:
  Income taxes                                        $      113            $      109            $       92
  Interest                                            $       24            $       23            $       16
Non-cash investing and financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses                 $       47            $        -            $        1
  Treasury stock issued under
    stock compensation plans                          $        -            $        -            $        1
  Accrued treasury stock acquisition                  $        -            $       13            $        -
-------------------------------------------------------------------------------------------------------------------


12.  FINANCIAL SERVICES

Forethought Financial Services, through its subsidiaries, Forethought Life Insurance Company, Forethought National TrustBank, Forethought Federal Savings Bank, Forethought Life Assurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies, trust products and marketing support for Forethought(R) funeral planning. Forethought entered the preneed trust market in 1997. This business did not materially affect the financial results of Forethought or Hillenbrand Industries in 1998. The life insurance policies sold by Forethought Life Insurance Company are limited to long-duration, whole-life policies, and, as such, are accounted for under SFAS No. 97. The benefits under these policies increase based on external inflationary indices and management's discretion. Premiums received are allocated to benefit reserves and unearned revenue. Unearned revenues are recognized over the actuarially determined life of the contract. Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues. Liabilities equal to policyholder account balances and amounts assessed against these balances for future insurance charges are established on the insurance contracts issued by Forethought Life Insurance Company.

     Investments are predominantly U.S. treasuries and agencies and high-grade corporate bonds with fixed maturities and are carried on the balance sheet at fair value. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to insure assets match the expected payment of the liabilities. Securities are also sold in other carefully constrained circumstances such as concern about the credit quality of the issuer. Otherwise, it is management's intent that these investments be held to maturity. Cash (unrestricted as to use) is held for future investment.

     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified the investments in debt and equity securities of its insurance subsidiary as "available for sale" and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to a separate component of shareholders' equity and the insurance deferred tax asset adjusted for the income tax effect. The fair value of each security is based on the market value provided by brokers/dealers.

     The amortized cost and fair value of investment securities available for sale at November 28, 1998 were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                               Gross                Gross
                                         Amortized           Unrealized           Unrealized            Fair
                                           Cost                Gains                Losses              Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $      639           $      17          $       5          $      651
Corporate securities                          1,274                  69                 13               1,330
Mutual funds                                     37                  13                  -                  50
Preferred stocks                                  3                   -                  -                   3
-------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    1,953           $      99          $      18          $    2,034
-------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities available for sale at November 29, 1997 were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                               Gross                Gross
                                         Amortized           Unrealized           Unrealized            Fair
                                           Cost                Gains                Losses              Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $      645           $      11          $       6          $      650
Corporate securities                          1,129                  40                  5               1,164
Mutual funds                                     40                  13                  -                  53
Preferred stocks                                  4                   -                  -                   4
-------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    1,818           $      64          $      11          $    1,871
-------------------------------------------------------------------------------------------------------------------

(a) DOES NOT INCLUDE THE AMORTIZED COST OF OTHER INVESTMENTS CARRIED ON THE BALANCE SHEET IN THE AMOUNT OF $170 MILLION AT NOVEMBER 28, 1998, AND $63 MILLION AT NOVEMBER 29, 1997, THE CARRYING VALUE OF WHICH APPROXIMATES FAIR VALUE.

     The amortized cost and fair value of investment securities available for sale at November 28, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------
                                                                Amortized                    Fair
                                                                  Cost                       Value
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                                        $      38                 $      38
Due after 1 year through 5 years                                     234                       241
Due after 5 years through 10 years                                   303                       310
Due after 10 years                                                   726                       770
Mortgage-backed securities                                           612                       622
Mutual funds                                                          37                        50
Preferred stocks                                                       3                         3
-------------------------------------------------------------------------------------------------------------------
Total                                                          $   1,953                 $   2,034
-------------------------------------------------------------------------------------------------------------------

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                         1998                  1997                 1996
-------------------------------------------------------------------------------------------------------------------
Proceeds                                             $     345             $     358             $     126
Realized gross gains                                 $      24             $      12             $       1
Realized gross losses                                $       4             $       4             $       1
-------------------------------------------------------------------------------------------------------------------

     Summarized financial information of insurance operations included in the statement of consolidated income is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                  1998                  1997               1996
-------------------------------------------------------------------------------------------------------------------
Investment income                                             $     138             $     120           $   104
Earned premium revenue                                              151                   137               115
Net gain on sale of investments                                      20                     8                 -
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                                  309                   265               219
Benefits paid                                                        71                    63                56
Credited interest                                                   123                   111                97
Deferred acquisition costs amortized                                 39                    35                29
Other operating expenses                                             23                    21                13
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    $      53             $      35           $    24
-------------------------------------------------------------------------------------------------------------------

                                    -43-

Statutory data at December 31 includes:

-------------------------------------------------------------------------------------------------------------------
                                                                  1998 (unaudited)      1997               1996
-------------------------------------------------------------------------------------------------------------------
Net income                                                    $      35             $      32           $    29
Capital and surplus                                           $     153             $     144           $   129
-------------------------------------------------------------------------------------------------------------------

13.    UNAUDITED QUARTERLY FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------------------------
                                                                                                          TOTAL
1998 QUARTER ENDED                                   2/28/98      5/30/98       8/29/98      11/28/98     YEAR
------------------------------------------------------------------------------------------------------------------

Net revenues                                          $479          $508         $483          $531      $2,001
Gross profit                                           197           212          193           232         834
Net income                                              43            45           42            54         184
Basic and diluted
  net income per common share                          .64           .66          .63           .80        2.73

------------------------------------------------------------------------------------------------------------------
                                                                                                          Total
1997 Quarter Ended                                   3/01/97      5/31/97       8/30/97      11/29/97     Year
------------------------------------------------------------------------------------------------------------------

Net revenues                                          $446          $426         $429          $475      $1,776
Gross profit                                           184           177          179           205         745
Net income                                              39            37           35            46         157
Basic and diluted
  net income per common share                          .56           .54          .51           .67        2.28

14.    CONTINGENCIES

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

     The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions is not known.

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

15.  SUBSEQUENT EVENTS

On December 31, 1998, Forethought Life Insurance Company, a wholly-owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for a cash payment of $31 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the independent accountants.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 5, 1999, and to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the definitive Proxy Statement dated March 5, 1999, and to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 5, 1999, and to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated March 5, 1999, and to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

     (1)     Financial Statements

             The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements on page 21.

     (2)     Financial Statement Schedules

             The financial statement schedule filed in response to Item 8 and Item 14(d) of Form 10-K is listed on the index to Consolidated Financial Statements on page 21.

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


             The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

             10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

             10.2 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders)

             10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 5, 1999, and to be filed with the Commission relative to the Company's 1999 Annual Meeting of Shareholders)


             Other Exhibits

             21      Subsidiaries of the Registrant

             23      Consent of Independent Accountants

(b) There were no reports on Form 8-K filed during the quarter ended November 28, 1998.

SCHEDULE II

               HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                    VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED NOVEMBER 28, 1998, NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
                         (DOLLARS IN MILLIONS)

                                                                       ADDITIONS
                                                            ------------------------------
                                            BALANCE AT         CHARGED TO       CHARGED TO         DEDUCTIONS       BALANCE
                                             BEGINNING          COSTS AND          OTHER             NET OF         AT END
       DESCRIPTION                           OF PERIOD           EXPENSES       ACCOUNTS (a)      RECOVERIES (b)    OF PERIOD
----------------------------------           ---------           --------       ------------      --------------    ---------
Reserves deducted from assets
  to which they apply:

     Allowance for possible losses
       and discounts
       - accounts receivable:

          Year Ended:



              November 28, 1998             $        25       $         1       $       13       $        12        $        27
                                            -----------       -----------       ----------       -----------        -----------
                                            -----------       -----------       ----------       -----------        -----------

              November 29, 1997             $        19       $         1       $        8       $         3        $        25
                                            -----------       -----------       ----------       -----------        -----------
                                            -----------       -----------       ----------       -----------        -----------

              November 30, 1996             $        20       $         1       $        -       $         2        $        19
                                            -----------       -----------       ----------       -----------        -----------
                                            -----------       -----------       ----------       -----------        -----------

(a) REDUCTION OF GROSS REVENUES FOR CASH DISCOUNTS AND OTHER ADJUSTMENTS IN DETERMINING NET REVENUE. ALSO INCLUDES THE EFFECT OF ACQUISITION OF BUSINESSES.

(b) INCLUDES THE SALE OF BLOCK MEDICAL OPERATION IN 1996.

                                                                       ADDITIONS
                                                            ----------------------------
                                            BALANCE AT         CHARGED TO       CHARGED TO         DEDUCTIONS       BALANCE
                                             BEGINNING          COSTS AND         OTHER             NET OF          AT END
       DESCRIPTION                           OF PERIOD           EXPENSES        ACCOUNTS         RECOVERIES       OF PERIOD
----------------------------------           ---------           --------        --------         ----------       ---------
Allowances for unusual charges:

Year Ended:

November 28, 1998

              Inventory                     $         -       $         3       $        -       $         -        $         3

              Severance and
                Employee Benefit
                Costs                       $         -       $        11       $        -       $         1        $        10

              Other Plant
                Closing Costs               $         -       $         9       $        -       $         2        $         7
                                            -----------       -----------       ----------       -----------        -----------
                                            $         -       $        23       $        -       $         3        $        20
                                            -----------       -----------       ----------       -----------        -----------
                                            -----------       -----------       ----------       -----------        -----------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HILLENBRAND INDUSTRIES, INC.


                               By:  /S/   W August Hillenbrand
                                    ----------------------------------
                                          W August Hillenbrand
Dated: January 18, 1999                   President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Daniel A. Hillenbrand                           /S/ Leonard Granoff
-----------------------------------------------     ---------------------------
    Daniel A. Hillenbrand                               Leonard Granoff
    Chairman of the Board                               Director

/S/ Donald G. Barger                                /S/ John C. Hancock
-----------------------------------------------     ---------------------------
    Donald G. Barger                                    John C. Hancock
    Vice President and Chief Financial Officer          Director

/S/ James D. Van De Velde                          /S/ W August Hillenbrand
------------------------------------------------   ----------------------------
    James D. Van De Velde                              W August Hillenbrand
    Vice President and Controller                      Director

/S/ Lawrence R. Burtschy                           /S/ George M. Hillenbrand II
------------------------------------------------   ----------------------------
    Lawrence R. Burtschy                               George M. Hillenbrand II
    Director                                           Director

/S/ Peter F. Coffaro                               /S/ John A. Hillenbrand II
------------------------------------------------   ----------------------------
    Peter F. Coffaro                                   John A. Hillenbrand II
    Director                                           Director

/S/ Edward S. Davis                                /S/ Ray J. Hillenbrand
------------------------------------------------   ----------------------------
    Edward S. Davis                                    Ray J. Hillenbrand
    Director                                           Director


Dated:  January 18, 1999

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

                  10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994)

                  10.2 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders)

                  10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 5, 1999, and to be filed with the Commission relative to the Company's 1999 Annual Meeting of Shareholders)

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Accountants

                  27       Financial Data Schedule