Form 10-Q
period 1999-02-27
HILLENBRAND INDUSTRIES INC
filed 1999-04-07
CIK 47518

===============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1999    COMMISSION FILE NO. 1-6651

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

                              Yes    x       No
                                    ---            ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      Common Stock, without par value - 66,368,190 as of April 1, 1999.

===============================================================================

                           HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q


                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements (Unaudited)

               Consolidated Income for the Three Months         3
                    Ended 2/27/99 and 2/28/98

               Consolidated Balance Sheets at                   4
                    2/27/99 and 11/28/98

               Consolidated Cash Flows for the Three Months     5
                    Ended 2/27/99 and 2/28/98

               Notes to Consolidated Financial Statements       6-10

     Item 2 -  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                 11-15

PART II - OTHER INFORMATION

     Item 5 -  Other Information                               16

     Item 6 -  Exhibits and Reports on Form 8-K                16


SIGNATURES                                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income


                                                               Three Months Ended
                                                              --------------------
                                                              02/27/99    02/28/98
                                                              --------    --------
                                                       (In Millions Except Per Share Data)
Net revenues:
         Health Care sales ................................   $    177    $    146
         Health Care rentals ..............................         93         108
         Funeral Services sales ...........................        161         148
         Insurance revenues ...............................         85          77
                                                              --------    --------
         Total revenues ...................................        516         479

Cost of revenues:
         Health Care cost of goods sold ...................        102          86
         Health Care rental expenses ......................         61          62
         Funeral Services cost of goods sold ..............         83          77
         Insurance cost of revenues .......................         62          57
                                                              --------    --------
         Total cost of revenues ...........................        308         282

Other operating expenses ..................................        133         125
                                                              --------    --------

Operating profit ..........................................         75          72

Interest expense ..........................................         (7)         (7)

Investment income .........................................          4           5

Other income (expense), net ...............................         (1)         (1)
                                                              --------    --------
Income before income taxes ................................         71          69

Income taxes ..............................................         26          26
                                                              --------    --------
Net income ................................................   $     45    $     43
                                                              --------    --------
                                                              --------    --------

Basic and diluted earnings
  per common share (Note 3) ...............................   $    .67    $    .64
                                                              --------    --------
                                                              --------    --------

Dividends per common share ................................   $   .195    $   .180
                                                              --------    --------
                                                              --------    --------

Average shares outstanding (thousands) ....................     66,878      67,535
                                                              --------    --------
                                                              --------    --------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                                              02/27/99   11/28/98
                                                                                    --------   --------
                                                                                       (In Millions)
Current assets:
  Cash and cash equivalents ......................................................   $   296    $   297
  Trade receivables ..............................................................       405        392
  Inventories ....................................................................       117        105
  Other ..........................................................................        68         64
                                                                                     -------    -------
   Total current assets ..........................................................       886        858

Equipment leased to others, net ..................................................        80         81
Property, net ....................................................................       215        221

Other assets:
  Intangible assets, net .........................................................       189        198
  Other ..........................................................................        95         89
                                                                                     -------    -------
   Total other assets ............................................................       284        287
Insurance assets:
  Investments ....................................................................     2,207      2,204
  Deferred policy acquisition costs ..............................................       545        536
  Deferred income taxes ..........................................................        53         34
  Other ..........................................................................        69         59
                                                                                     -------    -------
   Total insurance assets ........................................................     2,874      2,833
                                                                                     -------    -------
Total assets .....................................................................   $ 4,339    $ 4,280
                                                                                     -------    -------
                                                                                     -------    -------

LIABILITIES

Current liabilities:
  Short-term debt ................................................................   $    60    $    60
  Current portion of long-term debt ..............................................         1          1
  Trade accounts payable .........................................................        69         69
  Other ..........................................................................       225        245
                                                                                     -------    -------
   Total current liabilities .....................................................       355        375
Other liabilities:
  Long-term debt .................................................................       303        303
  Other long-term liabilities ....................................................        90         86
  Deferred income taxes ..........................................................         2          4
                                                                                     -------    -------
   Total other liabilities .......................................................       395        393
Insurance liabilities:
  Benefit reserves ...............................................................     1,940      1,856
  Unearned revenue ...............................................................       683        674
  Other ..........................................................................        34         30
                                                                                     -------    -------
   Total insurance liabilities ...................................................     2,657      2,560
                                                                                     -------    -------
Total liabilities ................................................................     3,407      3,328
                                                                                     -------    -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock ...................................................................         4          4
  Additional paid-in capital .....................................................        17         15
  Retained earnings ..............................................................     1,252      1,221
  Accumulated other comprehensive income (Note 4) ................................        11         45
  Treasury stock .................................................................      (352)      (333)
                                                                                     -------    -------
   Total shareholders' equity ....................................................   $   932    $   952
                                                                                     -------    -------
Total liabilities and
 shareholders' equity ............................................................   $ 4,339    $ 4,280
                                                                                     -------    -------
                                                                                     -------    -------

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries


Consolidated Cash Flows                        Three Months Ended
                                               ------------------
                                                02/27/99 02/28/98
                                                -------- --------
                                                  (In Millions)
Operating activities:
  Net income ..................................   $  45    $  43
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization .............      22       25
    Change in noncurrent deferred
      income taxes ............................      (2)      (6)
    Change in net working capital,
      excluding cash, current debt and
      acquisitions ............................     (48)     (58)
    Change in insurance items:
     Deferred policy acquisition costs ........      (9)     (16)
     Other insurance items, net ...............      14       21
    Other, net ................................      18        7
                                                  -----    -----
Net cash provided by operating activities .....      40       16
                                                  -----    -----

Investing activities:
  Capital expenditures, net ...................     (21)     (21)
  Acquisitions of businesses, net of cash
    acquired ..................................     (31)    (159)
  Insurance investments:
    Purchases .................................    (268)    (154)
    Proceeds on maturities ....................     113       32
    Proceeds on sales .........................     176       77
                                                  -----    -----
Net cash used in investing activities..........     (31)    (225)
                                                  -----    -----

Financing activities:
  Additions (reductions) to debt, net .........      --      101
  Payment of cash dividends ...................     (13)     (12)
  Treasury stock acquisitions .................     (21)     (42)
  Insurance premiums received .................     106      128
  Insurance benefits paid .....................     (81)     (78)
                                                  -----    -----
Net cash (used) provided by financing
 activities ...................................      (9)      97
                                                  -----    -----

Effect of exchange rate changes on cash .......      (1)      (1)
                                                  -----    -----

Total cash flows ..............................      (1)    (113)

Cash and cash equivalents:
 At beginning of period .......................     297      364
                                                  -----    -----
 At end of period .............................   $ 296    $ 251
                                                  -----    -----
                                                  -----    -----

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

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                     02/27/99        11/28/98
                                                     --------        --------
     Allowance for possible losses and
          discounts on trade receivables ......   $        27     $        27

     Accumulated depreciation of equipment
          leased to others and property .......   $       619     $       618

     Accumulated amortization of intangible
          assets ..............................   $       149     $       150

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued ...............          None            None
            Common stock, without par value:
                Authorized 199,000,000 shares;
                  Shares issued ...............    80,323,912      80,323,912

3.   Earnings per Common Share

     Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of contingently issuable shares awarded under the Company's Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material dilutive effect on basic and diluted earnings per common share in the first quarter of 1999 and all prior periods. Cumulative treasury stock acquired of 15,602,593 shares, less cumulative shares reissued of 1,644,729, have been excluded in determining the average number of shares outstanding during each period.

     Earnings per share is calculated as follows:


                                         Three Months Ended
                                       02/27/99       02/28/98
                                       --------       --------
     Net income (in thousands)        $    44,742   $    42,908
     Average shares outstanding        66,877,713    67,535,131
     Basic and diluted earnings per
         common share                 $       .67   $       .64

4.   Comprehensive Income

     As of November 29, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this standard did not affect the Company's financial position or results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Due to this change, certain balance sheet reclassifications have been made in order for previously reported amounts to conform to SFAS No. 130.

     The components of comprehensive income are as follows (in millions):


                                             Three Months Ended
                                             02/27/99   02/28/98
                                             --------   --------
     Net income                                $ 45       $ 43

     Net change in unrealized gain (loss)
         on available-for-sale securities       (37)         7

     Foreign currency translation adjustment      3         (5)
                                               ----       ----
     Comprehensive income                      $ 11       $ 45
                                               ----       ----
                                               ----       ----

     The composition of accumulated other comprehensive income at February 27, 1999 and November 28, 1998 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities of $15 and $52 million, respectively, slightly offset by the foreign currency translation adjustment of $4 and $7 million, respectively.

5.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended February 27, 1999.

     On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended February 27, 1999.

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

6.   Acquisitions

     On December 31, 1998, the Company's subsidiary, Forethought Life Insurance Company, a wholly-owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for approximately $31 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $3 million which is being amortized on a straight-line basis over 20 years. Unaudited fiscal 1998 and year-to-date 1999 pro forma revenue, net income and earnings per share would not have been materially different from reported amounts.

7.   Restructuring Charges and Impairment of Assets

     In August 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company will reduce fixed costs and align manufacturing, distribution, sales and administrative functions with anticipated demand. The alignment will result in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

     The restructuring plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.

     As of February 27, 1999, manufacturing operations have been discontinued in Germany. The Austrian manufacturing operations are expected to be discontinued in the second quarter of 1999. Approximately $7 million in severance and employee benefit costs and $1 million in other plant closing costs were incurred in the first quarter of 1999. No adjustments were made to reserves in the first quarter. The remaining reserve balances as of February 27, 1999 are as follows:


     (In millions)
     Inventory                $3
     Severance and Employee
       Benefit Costs          $3
     Other Plant Closing
       Costs                  $6

     The Company expects substantially all employee related costs associated with the restructuring to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next nine months, but could take longer.

8.   Subsequent Events

     On March 30, 1999, Batesville Casket Company, a wholly-owned subsidiary, announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. The closing, which should occur late in the second quarter of 1999, is expected to result in a second quarter pre-tax charge of approximately $8 to $11 million. Future Campbellsville production will be transferred to existing manufacturing facilities located in Batesville, Indiana and Manchester, Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Consolidated revenues of $516 million increased $37 million, or 8%, compared to the first quarter of 1998. Health Care sales grew $31 million or 21% primarily due to increased shipments of the TotalCare(R) bed combined with increased unit shipments across nearly all business units and inclusion of MEDAES Holdings, Inc., which was acquired late in the first quarter of 1998, for a whole quarter. The impact of excluding the effect of Medeco Security Locks, Inc., which was sold in the third quarter of 1998, and the sales effect from MEDAES Holdings, Inc., had no material effect on the increase in Health Care sales. European Health Care sales decreased marginally, including currency adjustments, due primarily to the discontinuance of certain products associated with the realignment and restructuring of European manufacturing operations. Health Care rental revenue decreased $15 million or 14% due mainly to the change in Medicare Part A patient reimbursement practices in the U.S. long-term care market. The U.S. long-term care business unit experienced unfavorable changes in product mix and volume. The acute care, home care and European markets showed growth over the first quarter of 1998. Funeral Service sales were up $13 million, or 9%, over 1998 to $161 million. This increase was due to increased unit volume and market penetration of traditional caskets and cremation products. The Company also introduced new metal and wood caskets. Funeral Service insurance revenues increased 10%, or $8 million to $85 million. Earned premium revenue increased due to increased policies in force year over year, and higher investment income reflected the larger investment portfolio. Capital gains were up marginally year over year.

Gross profit on Health Care sales increased to $75 million compared to $60 million in 1998, a 25% increase. As a percentage of sales, Health Care gross profit was 42.4% compared to 41.1% in the first quarter of 1998. 1998 first quarter gross profit was affected by start-up costs associated with early shipments of the TotalCare(R) bed and the inclusion of lower margin Air-Shields products among other things. Gross profit on rental revenues decreased $14 million, or 30%, to $32 million and as a percentage of revenues declined from 42.6% to 34.4% primarily due to the change in Medicare Part A reimbursement practices as described above. Gross profit on Funeral Services sales grew $7 million, or 10%, to $78 million. As a percentage of sales it increased from 48.0% to 48.4% due to increased sales and good cost control.

Funeral Services insurance operating profit of $11 million increased $1 million or 10% from the first quarter of 1998 due to the revenue factors discussed above and continued cost control.

Other operating expenses (including insurance operations) increased $8 million, or 6%, to $133 million and as a percentage of revenues were 25.8% versus 26.1% in the first quarter of 1998. Higher commissions on increased sales volume and the inclusion of expenses related to acquired companies was somewhat offset by continued cost control and process improvement throughout the Company.

The consolidated effective income tax rate was 37.0% in the first quarter of 1999 compared to 37.7% in the first quarter of 1998. The decrease is mainly due to decreased state tax expense.


LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of insurance operations) at February 27, 1999 of $296 million decreased $1 million from November 28, 1998. Net cash generated by operating activities of $40 million in the first quarter was $24 million more than the first quarter of 1998. Working capital increased $48 million from year-end which is mainly due to increases in inventory and accounts receivable and a decrease in other current liabilities. The inventory increase of $12 million relates primarily to the build-up of inventory to normal levels after a heavy shipping period near the end of fiscal 1998, and the increase of $13 million in accounts receivable is primarily due to increased sales volume. The $20 million decrease in other current liabilities is due to payments made in the first quarter on various items accrued at year end, including 1998 incentive compensation and other operating expenses driven by high fourth quarter production and sales levels.

Capital expenditures remained unchanged compared to the first quarter of 1998. In the first quarter, Forethought Life Insurance Company, a wholly-owned subsidiary of Forethought Financial Services, Inc., acquired Arkansas National Life Insurance Company (see Note 6 for more information). Included in the acquisition of Arkansas National Life Insurance Company were investments of approximately $80 million and approximately $54 million of benefit reserves. The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

In financing activities, treasury stock acquisitions of $21 million consisted of purchases on the open market. Insurance premiums received were $22 million below the first quarter of 1998 due to fewer trust rollovers and policy sales. The decrease in policy sales is due to slowed growth as Forethought's entry into targeted jurisdictions is nearly complete and due to increased competition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes phased in beginning July 1, 1998 will have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

RESTRUCTURING CHARGES AND IMPAIRMENT OF ASSETS

In August 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company will reduce fixed costs and align manufacturing, distribution, sales and administrative functions with anticipated demand. The alignment will result in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

The restructuring plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.

As of February 27, 1999, manufacturing operations have been discontinued in Germany. The Austrian manufacturing operations are expected to be discontinued in the second quarter of 1999. Approximately $7 million in severance and employee benefit costs and $1 million in other plant closing costs were incurred in the first quarter of 1999. No adjustments were made to the reserves in the first quarter. The remaining reserve balances as of February 27, 1999 are as follows:


(In millions)
Inventory                $3
Severance and Employee
  Benefit Costs          $3
Other Plant Closing
  Costs                  $6

The Company expects substantially all employee related costs associated with the restructuring to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next nine months, but could take longer.

YEAR 2000 DATE CONVERSION

Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all of the Company's information technology based systems, as well as many non-information technology based systems, are potentially affected by the Year 2000 issue. Technology based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution, and numerous word processing and spreadsheet applications. The Company's financial services business utilizes life insurance, accounting and actuarial systems that are also affected. Non-information technology based systems include equipment and services containing embedded microprocessors, such as building management systems, manufacturing process control systems, clocks, security systems and products sold or leased to customers. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, insurance companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

THE COMPANY'S STATE OF READINESS

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for information technology based systems are summarized as follows:

1. IDENTIFICATION OF ALL APPLICATIONS AND HARDWARE WITH POTENTIAL YEAR 2000 ISSUES. To the best of the Company's knowledge, this phase has been completed.
2. FOR EACH ITEM IDENTIFIED, PERFORM AN ASSESSMENT TO DETERMINE AN APPROPRIATE ACTION PLAN AND TIMETABLE FOR REMEDIATION OF EACH ITEM. A PLAN MAY CONSIST OF REPLACEMENT, CODE REMEDIATION, UPGRADE OR ELIMINATION OF THE APPLICATION AND INCLUDES RESOURCE REQUIREMENTS. To the best of the Company's knowledge, this phase has been completed.
3. IMPLEMENTATION OF THE SPECIFIC ACTION PLAN. Specific action plans have been started and should be completed for nearly all known mission-critical systems as of the end of the second quarter of 1999. Action plans for remaining systems should begin by the second quarter of 1999.
4. TEST EACH APPLICATION UPON COMPLETION. Testing is in process or has been completed for all systems for which the remediation plan has been completed. Testing of the remaining systems should be completed by the end of the third quarter of 1999.
5. PLACE THE NEW PROCESS INTO PRODUCTION. Many applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are being put into production once they have been tested. All affected applications and systems should be in production by the end of the third quarter of 1999 with the exception of certain systems in Hill-Rom's European operations which should be placed into production by the fourth quarter of 1999.

The Company is in the process of identifying all non-information technology based systems. Appropriate remediation plans are being developed, implemented and tested when each affected system is identified. To the best of the Company's knowledge, all affected non-information technology based systems have been identified, and plans should be developed and implemented by the end of the third quarter of 1999.

The Company is in the process of identifying all products sold or leased to customers which are affected by the Year 2000 issue. Once a Year 2000 affected product is identified, remediation plans are developed, implemented and tested, if deemed appropriate. A product listing is available to customers on the Company's Hill-Rom web page depicting Year 2000 compliance (www.hill-rom.com). Assessment of all affected products has been completed to the best of the Company's knowledge, and corrective actions, if required, should be completed by the end of the third quarter of 1999.

One small subsidiary, Narco Medical Services, Inc., distributes medical devices manufactured by third parties. Each supplier has been surveyed to determine its readiness. Customers have been referred to manufacturers for Year 2000 readiness information. Contingency plans are being developed to address any resulting issues.

Identification and assessment of areas of potential third party risk is nearly complete and, for those areas identified to date, remediation plans are being developed. Plans should be developed and implemented by the end of the third quarter of 1999.

THE COSTS INVOLVED

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $8 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $5 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

RISKS AND CONTINGENCY PLAN

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment is nearly complete, and contingency plans should be completed in the third quarter.

                           PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to "Disclosure Regarding Forward-Looking Statements" in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998 which lists important factors that could cause actual results to differ materially from those discussed in this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits
    Exhibit 10.1    Hillenbrand Industries, Inc.
                    Senior Executive Compensation
                    Program as amended and restated on
                    January 18, 1999

    Exhibit 10.2    Hillenbrand Industries, Inc.
                    1996 Stock Option Plan as amended
                    and restated on January 19, 1999

     Exhibit 27     Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter ended February 27, 1999.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HILLENBRAND INDUSTRIES, INC.

DATE:  April 5, 1999          BY:   /S/   Donald G. Barger, Jr.
                                 ----------------------------------------
                                          Donald G. Barger, Jr.
                                          Vice President and
                                          Chief Financial Officer


DATE:  April 5, 1999          BY:   /S/   James D. Van De Velde
                                 ----------------------------------------
                                          James D. Van De Velde
                                          Vice President and Contoller