Form 10-Q
period 1999-05-29
HILLENBRAND INDUSTRIES INC
filed 1999-07-09
CIK 47518

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999 COMMISSION FILE NO. 1-6651

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

        Common Stock, without par value - 66,257,190 as of July 1, 1999.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q



                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)

                  Consolidated Income for the Three Months                         3
                       And Six Months Ended 5/29/99 and 5/30/98

                  Consolidated Balance Sheets at                                   4
                       5/29/99 and 11/28/98

                  Consolidated Cash Flows for the Six Months                       5
                       Ended 5/29/99 and 5/30/98

                  Notes to Consolidated Financial Statements                       6-11

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations              12-18

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders             19

         Item 5 - Other Information                                               19-20

         Item 6 - Exhibits and Reports on Form 8-K                                20


SIGNATURES                                                                        21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income

                                                          Three Months Ended       Six Months Ended
                                                        ---------------------    --------------------
                                                        05/29/99     05/30/98    05/29/99    05/30/98
                                                        --------     --------    --------    --------
                                                             (In Millions Except Per Share Data)
Net revenues:
     Health Care sales ..............................   $    192    $    197    $    369    $    343
     Health Care rentals ............................         87         104         180         212
     Funeral Services sales .........................        157         134         318         282
     Insurance revenues .............................         88          73         173         150
                                                        --------    --------    --------    --------
     Total revenues .................................        524         508       1,040         987

Cost of revenues:
     Health Care cost of goods sold .................        113         112         215         198
     Health Care rental expenses ....................         60          62         121         124
     Funeral Services cost of goods sold ............         79          69         162         146
     Insurance cost of revenues .....................         64          53         126         110
                                                        --------    --------    --------    --------
     Total cost of revenues .........................        316         296         624         578

Other operating expenses ............................        140         138         273         263

Unusual charges .....................................          9          --           9          --
                                                        --------    --------    --------    --------

Operating profit ....................................         59          74         134         146

Interest expense ....................................         (6)         (7)        (13)        (14)

Investment income ...................................          3           3           7           8

Other income (expense), net .........................         (1)          2          (2)          1
                                                        --------    --------    --------    --------

Income before income taxes ..........................         55          72         126         141

Income taxes ........................................         20          27          46          53
                                                        --------    --------    --------    --------

Net income ..........................................   $     35    $     45    $     80    $     88
                                                        ========    ========    ========    ========

Basic and diluted earnings
  per common share (Note 3)  ........................   $    .53    $    .66    $   1.20    $   1.30
                                                        ========    ========    ========    ========

Dividends per common share ..........................   $   .195    $   .180    $    .39    $    .36
                                                        ========    ========    ========    ========

Average shares outstanding (thousands) ..............     66,575      67,525      66,725      67,530
                                                        ========    ========    ========    ========


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS                                                        05/29/99     11/28/98
                                                              --------     --------
                                                                   (In Millions)
Current assets:
  Cash and cash equivalents ................................   $   247    $   297
  Trade receivables ........................................       387        392
  Inventories ..............................................       127        105
  Other ....................................................        69         64
                                                               -------    -------
   Total current assets ....................................       830        858

Equipment leased to others, net ............................        78         81
Property, net ..............................................       213        221

Other assets:
  Intangible assets, net ...................................       180        198
  Other ....................................................       140         89
                                                               -------    -------
   Total other assets ......................................       320        287
Insurance assets:
  Investments ..............................................     2,221      2,204
  Deferred policy acquisition costs ........................       557        536
  Deferred income taxes ....................................        71         34
  Other ....................................................        71         59
                                                               -------    -------
   Total insurance assets ..................................     2,920      2,833
                                                               -------    -------
Total assets ...............................................   $ 4,361    $ 4,280
                                                               =======    =======

LIABILITIES

Current liabilities:
  Short-term debt ..........................................   $    56    $    60
  Current portion of long-term debt ........................        --          1
  Trade accounts payable ...................................        66         69
  Other ....................................................       206        245
                                                               -------    -------
   Total current liabilities ...............................       328        375
Other liabilities:
  Long-term debt ...........................................       302        303
  Other long-term liabilities ..............................        89         86
  Deferred income taxes ....................................         1          4
                                                               -------    -------
   Total other liabilities .................................       392        393
Insurance liabilities:
  Benefit reserves .........................................     1,982      1,856
  Unearned revenue .........................................       697        674
  Other ....................................................        40         30
                                                               -------    -------
   Total insurance liabilities .............................     2,719      2,560
                                                               -------    -------
Total liabilities ..........................................     3,439      3,328
                                                               -------    -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock .............................................         4          4
  Additional paid-in capital ...............................        17         15
  Retained earnings ........................................     1,275      1,221
  Accumulated other comprehensive (loss)income (Note 4) ....       (17)        45
  Treasury stock ...........................................      (357)      (333)
                                                               -------    -------
   Total shareholders' equity ..............................       922        952
                                                               -------    -------
Total liabilities and
 shareholders' equity ......................................   $ 4,361    $ 4,280
                                                               =======    =======


See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Cash Flows                                Six Months Ended
                                                      ------------------
                                                      05/29/99  05/30/98
                                                      --------  --------
                                                        (In Millions)
Operating activities:
  Net income .......................................   $  80    $  88
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization ..................      45       51
    Change in noncurrent deferred
      income taxes .................................      (3)      (6)
    Change in net working capital,
      excluding cash, current debt and
      acquisitions .................................     (65)     (83)
    Change in insurance items:
     Deferred policy acquisition costs .............     (21)     (32)
     Other insurance items, net ....................      34       33
    Other, net .....................................     (26)     (19)
                                                       -----    -----
Net cash provided by operating activities ..........      44       32
                                                       -----    -----

Investing activities:
  Capital expenditures, net ........................     (42)     (38)
  Acquisitions of businesses, net of cash
    acquired .......................................     (26)    (159)
  Insurance investments:
    Purchases ......................................    (504)    (371)
    Proceeds on maturities .........................     112       63
    Proceeds on sales ..............................     351      207
                                                       -----    -----
Net cash used in investing
 activities ........................................    (109)    (298)
                                                       -----    -----

Financing activities:
  Additions to debt, net ...........................       2       98
  Payment of cash dividends ........................     (26)     (25)
  Treasury stock acquisitions ......................     (25)     (43)
  Insurance premiums received ......................     232      255
  Insurance benefits paid ..........................    (166)    (148)
                                                       -----    -----
Net cash provided by financing activities ..........      17      137
                                                       -----    -----

Effect of exchange rate changes on cash ............      (2)      (1)
                                                       -----    -----

Total cash flows ...................................     (50)    (130)

Cash and cash equivalents:
 At beginning of period ............................     297      364
                                                       -----    -----
 At end of period ..................................   $ 247    $ 234
                                                       =====    =====



See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in millions except per share data or where otherwise noted)

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

2.       Supplementary Balance Sheet Information

         The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                   05/29/99       11/28/98
                                                   --------       --------
Allowance for possible losses and
     discounts on trade receivables ...........   $        26   $        27

Inventories
     Finished products ........................            73            58
     Work in process ..........................            40            32
     Raw materials ............................            14            15
                                                  -----------   -----------
          Total inventory .....................           127           105

Accumulated depreciation of equipment
     leased to others and property ............   $       658   $       648

Accumulated amortization of intangible
     assets ...................................   $       153   $       150

Capital Stock:
       Preferred stock, without par value:
           Authorized 1,000,000 shares;
             Shares issued ....................          None          None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued ....................    80,323,912    80,323,912

3.       Earnings per Common Share

         Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares under the Company's Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired of 15,704,391 shares, less cumulative shares reissued of 1,647,669, have been excluded in determining the average number of shares outstanding.

         Earnings per share is calculated as follows:

                                     Three Months Ended         Six Months Ended
                                 --------------------------  -------------------------
                                   05/29/99      05/30/98      05/29/99      05/30/98
                                 -----------   ------------  -----------   -----------
Net income (in thousands)        $    35,062   $    44,706   $    79,803   $    87,614
Average shares outstanding        66,575,338    67,524,650    66,724,789    67,529,891
Basic and diluted earnings per
    common share                 $       .53   $       .66   $      1.20   $      1.30


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

         The components of comprehensive income are as follows:

                                                         Three Months Ended          Six Months Ended
                                                       ----------------------     ----------------------
                                                       05/29/99      05/30/98     05/29/99      05/30/98
                                                       --------      --------     --------      --------
         Net income                                    $    35       $    45      $     80      $    88

         Net change in unrealized gain
             (loss) on available-for-sale
             securities                                    (30)            5           (67)          12

         Foreign currency translation
             adjustment                                      2            (6)            5          (11)
                                                       -------       -------      --------      -------

         Comprehensive income                          $     7       $    44      $     18      $    89
                                                       =======       =======      ========      =======


         The composition of accumulated other comprehensive income at May 29, 1999 and November 28, 1998 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities of ($15) and $52 million, respectively, and the foreign currency translation adjustment of ($2) and ($7) million, respectively.

5.       Contingencies

         As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended May 29, 1999.

         On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended May 29, 1999.

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

6.       Acquisitions

         On December 31, 1998, Forethought Life Insurance Company, a wholly-owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for approximately $31 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $3 million which is being amortized on a straight-line basis over 20 years. Unaudited fiscal 1998 and 1999 pro forma revenue, net income and earnings per share amounts would not have been materially different from reported amounts herein.

         In the second quarter of 1999, Hill-Rom, a wholly-owned subsidiary, finalized the purchase price for Air-Shields, Inc. As a result of this settlement, goodwill related to the acquisition was reduced by $5 million.

7.       Restructuring Charges and Impairment of Assets

         On March 30, 1999, Batesville Casket Company, a wholly owned subsidiary, announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees are affected. Future production of Campbellsville casket units is being transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

         The plan to close the Campbellsville manufacturing plant necessitated a $9 million charge in the second quarter. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal as of May 29, 1999. Additional charges in the plan include $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. In addition to costs accrued under the plan, additional costs of approximately $2 million will be incurred to relocate certain manufacturing and business processes to Batesville and Manchester. These costs will be expensed as incurred as required by generally accepted accounting principles.

         As of May 29, 1999, manufacturing operations had been discontinued at the plant. Approximately $1 million of costs have been incurred primarily related to severance and employee benefits. Substantially all employee related costs are expected to be paid in the next six months. The disposition of property, plant and equipment is targeted to be completed within the next twelve months, but could take longer. Depreciation expense on assets to be sold was reflected through the plant closing date.

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

        As of May 29, 1999, manufacturing operations have been discontinued in Germany and Austria. Approximately $9 million in severance and employee benefit costs and $3 million in other plant closing costs were incurred through the second quarter of 1999. No adjustments were made to reserves through the second quarter.

        The Company expects substantially all employee related costs associated with this restructuring to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next six months, but could take longer.


        The remaining reserve balances as of May 29, 1999 for the above restructuring plans are as follows:


        Inventory                           $3
        Severance and employee
         benefit costs                      $3
        Other plant closing
         costs                              $5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

Consolidated revenues of $524 million increased $16 million, or 3%, compared to the second quarter of 1998. Health Care sales decreased $5 million, or 3%, to $192 million. This decrease is mainly due to the inclusion of Medeco in the prior year. Medeco was sold in the third quarter of 1998. Excluding prior year Medeco revenues, Health Care sales increased approximately 7% due to continued strong sales of the TotalCare(R) bed, and increased sales of Long Term Care capital and procedural products offset by lower revenues from architectural and maternal infant care products. European Health Care sales decreased approximately 26% in the second quarter due primarily to the discontinuance of certain products associated with the realignment and restructuring of European manufacturing operations. Health Care rental revenue of $87 million decreased $17 million, or 16%, due mainly to the change in Medicare Part A patient reimbursement practices in the U.S. long-term care market. The U.S. long-term care business unit continues to experience unfavorable changes in product mix and volume. The U.S. acute care and home care business units experienced good revenue growth over the second quarter of 1998 while the European business unit experienced marginal increases in revenue. Excluding revenues from the long term care business unit in 1999 and 1998, Health Care rental revenues increased approximately 7%. Funeral Services sales increased $23 million, or 17%, to $157 million in the second quarter due to increased unit volume and market penetration of traditional caskets and cremation products. Funeral Services insurance revenues were up 21%, or $15 million, to $88 million. Higher investment income reflected the larger investment portfolio. Earned premium revenue increased due to the increase in policies in-force year over year. Net gains on the sale of investments of approximately $8 million compares with approximately $2 million in the second quarter of 1998.

Gross profit on Health Care sales of $79 million decreased $6 million, or 7%. As a percentage of sales gross profit was 41.1% compared to 43.1% in the second quarter of 1998. Gross profit in the second quarter was affected by increased warranty costs, product mix, production scheduling and other inefficiencies. Gross profit on rental revenues decreased $15 million, or 36% to $27 million and as a percentage of revenues declined from 40.4% to 31.0%, primarily due to the change in Medicare Part A reimbursement practices described above. Funeral Services sales gross profit increased 20%, or $13 million, to $78 million. As a percentage of sales, gross profit increased from 48.5% in the second quarter of 1998 to 49.7% in 1999 due to unit volume and good cost control.

Funeral Services insurance operating profit of $10 million was comparable to the second quarter of 1998. This was mainly due to an increase in benefits paid in the second quarter compared to the prior year period.

Other operating expenses (including insurance operations) increased $2 million or 1% and as a percentage of revenues were 26.7% compared to 27.2% in the second quarter of 1998. 1998 was affected by costs associated with acquisitions, and 1999 experienced lower incentive compensation costs.

The consolidated effective income tax rate was 36.7% in the second quarter of 1999 compared to 37.5% in the comparable period of 1998 mainly due to decreased state tax expense.

SIX MONTHS 1999 COMPARED WITH SIX MONTHS 1998

Except as noted below, the factors affecting the second quarter comparisons also affected year to date comparisons.

Consolidated revenues of $1,040 million increased $53 million, or 5%. Health Care sales were up $26 million, or 8%, to $369 million. Excluding Medeco, which was sold in the third quarter of 1998, health care sales increased approximately 15% driven by increased shipments of the TotalCare(R) bed, which has been very successful, and increased shipments of Long Term Care capital products partially offset by decreased sales in Europe. Health Care rental revenue decreased $32 million, or 15%, to $180 million due mainly to the change in Medicare Part A reimbursement practices in the U.S. long-term care market. Excluding long-term care revenues, overall rental revenues are up approximately 5% over last year. European rental revenues are up approximately 2%. Funeral Services sales were up 13%, or $36 million, to $318 million compared to $282 million in 1998 due to increased unit volume and greater market penetration. Funeral Services insurance revenues were $173 million versus $150 million in 1998, a 15% increase. Earned premiums, investment income and capital gains all increased at double digit rates.

Consolidated gross profit increased $7 million, or 2% to $416 million. Gross profit on Health Care sales increased 6%, or $9 million, to $154 million, and as a percentage of sales was 41.7%, down from 42.3% in 1998. Health Care rental gross profit was down $29 million to $59 million, a 33% decrease, and as a percentage of sales was 32.8% versus 41.5% in 1998. This change is primarily due to changes in Medicare Part A reimbursement discussed above. Gross profit on Funeral Services sales of $156 million was a 15% increase over last year. As a percentage of sales, Funeral Services gross profit was 49.1% versus 48.2% in 1998. This increase is mainly due to increased volume, good cost control and process improvements.

Insurance operating profit of $21 million increased 5%, or $1 million, over 1998.

Other operating expenses (including insurance operations) were up $10 million, or 4%, to $273 million and as a percentage of revenues were 26.3% versus 26.6% in 1998.

Investment income decreased $1 million due to a lower average cash balance compared to 1998.

The consolidated income tax rate declined from 37.6% to 36.9% in 1999 due to decreased state tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of insurance operations) at May 29, 1999 of $247 million decreased $50 million from November 28, 1998. Net cash generated from operating activities of $44 million was an increase of $12 million compared to 1998. Working capital, excluding cash, current debt and acquisitions, increased $65 million from year-end mainly due to an increase in inventory and a decrease in accounts payable and current liabilities partially offset by a decrease in trade receivables. The increase in inventory of $22 million relates primarily to building up inventory to normal levels. Near the end of fiscal 1998, the Company experienced a heavy shipping period, which decreased inventory levels. In addition, some product has not shipped as planned, thus increasing inventory. The decreases in accounts payable and current liabilities of $42 million were due to first and second quarter payments on various items accrued at year-end, including 1998 incentive compensation and other operating expenses driven by high fourth quarter production and sales levels. In the second quarter, the Company paid the loan of approximately $44 million relating to its Company Owned Life Insurance (COLI) program.

Capital expenditures increased $4 million compared to 1998. In the first quarter, Forethought Life Insurance Company, a wholly-owned subsidiary of Forethought Financial Services, Inc., acquired Arkansas National Life Insurance Company (see Note 6 for more information). Included in the acquisition of Arkansas National Life Insurance Company were investments of approximately $80 million and approximately $54 million of benefit reserves. The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

In financing activities, treasury stock acquisitions of $25 million consisted of purchases on the open market. Insurance premiums received were $23 million lower than the first half of last year due to fewer trust rollovers and lower contract volume. The decrease in policy sales is due to slowed growth as Forethought's entry into targeted jurisdictions is nearly complete and due to increased competition. Insurance benefits paid increased $18 million primarily due to adverse mortality in the second quarter.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes phased in beginning July 1, 1998 have had and will continue to have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

RESTRUCTURING CHARGES AND IMPAIRMENT OF ASSETS

On March 30, 1999, Batesville Casket Company, a wholly owned subsidiary, announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees are affected. Future production of Campbellsville casket units is being transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

The plan to close the Campbellsville manufacturing plant necessitated a $9 million charge in the second quarter. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal as of May 29, 1999. Additional charges in the plan include $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. In addition to costs accrued under the plan, additional costs of approximately $2 million will be incurred to relocate certain manufacturing and business processes to Batesville and Manchester. These costs will be expensed as incurred as required by generally accepted accounting principles.

As of May 29, 1999, manufacturing operations had been discontinued at the plant. Approximately $1 million of costs have been incurred primarily related to severance and employee benefits. Substantially all employee related costs are expected to be paid in the next six months. The disposition of property, plant and equipment is targeted to be completed within the next twelve months, but could take longer. Depreciation expense on assets to be sold was reflected through the plant closing date.

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

As of May 29, 1999, manufacturing operations have been discontinued in Germany and Austria. Approximately $9 million in severance and employee benefit costs and $3 million in other plant closing costs were incurred through the second quarter of 1999. No adjustments were made to reserves through the second quarter.

The Company expects substantially all employee related costs associated with this restructuring to be paid in fiscal 1999. The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next six months, but could take longer.


The remaining reserve balances as of May 29, 1999 for the above restructuring plans are as follows:


Inventory                         $3
Severance and employee
 benefit costs                    $3
Other plant closing
 costs                            $5

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

The Company's State of Readiness

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for information technology based systems are summarized as follows:

1. Identification of all applications and hardware with potential Year 2000 issues. To the best of the Company's knowledge, this phase has been completed.
2. For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item. A plan may consist of replacement, code remediation, upgrade or elimination of the application and includes resource requirements. To the best of the Company's knowledge, this phase has been completed.
3. Implementation of the specific action plan. Specific action plans have been started for all systems. Some action plans have been completed.
4. Test each application upon completion. Testing is in process or has been completed for all systems for which the remediation plan has been completed. Testing of the remaining systems should be completed in the fourth quarter of 1999.
5. Place the new process into production. Many applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are being put into production once they have been tested. All affected applications and systems should be in production in the fourth quarter of 1999.

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

The Costs Involved

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $8 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $6 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget and are immaterial as a percentage of that budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

Risks and Contingency Plan

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is also developing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Risk assessment is nearly complete, and contingency plans should be completed in the fourth quarter.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 13, 1999. Matters voted upon by proxy were: The election of three directors nominated for three year terms expiring in 2002 and the ratification of the Board of Director's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company

                                                   Voted
                                                    For             Withheld
                                                   -----            --------
Election of directors in Class III
 for terms expiring in 2002:

  John C. Hancock                                  57,094,791       1,301,426
  George M. Hillenbrand II                         57,084,420       1,311,797
  John A. Hillenbrand II                           57,083,958       1,312,259


Messrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W. August Hillenbrand will continue to serve as Class I directors and Messrs. Lawrence R. Burtschy, Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors.


                                           Voted        Voted
                                            For        Against     Abstained
                                           -----       -------     ---------
Proposal to ratify
  PricewaterhouseCoopers LLP
  as the Company's
  independent accountants                 58,298,851   51,607      45,759


ITEM 5.  OTHER INFORMATION

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Item 2 Form 10-Q), and the Notes to Consolidated Financial Statements (under Item 1 on Form 10-Q) and other statements made in this Form 10-Q and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, continuation of production scheduling issues, changes in Medicare reimbursement trends, the success of cost control and restructuring efforts, the success of Year 2000 (Y2K) remediation efforts, and the integration of acquisitions, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit 27  Financial Data Schedule


B.      Reports on Form 8-K

        There were no reports filed on Form 8-K during the second quarter ended May 29, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HILLENBRAND INDUSTRIES, INC.

DATE:  July 6, 1999                     BY:   /s/   Donald G. Barger, Jr.
                                              -------------------------------
                                              Donald G. Barger, Jr.
                                              Vice President and
                                              Chief Financial Officer


DATE:  July 6, 1999                     BY:   /s/   James D. Van De Velde
                                              ---------------------------
                                              James D. Van De Velde
                                              Vice President and Controller