Form 10-Q
period 1999-08-28
HILLENBRAND INDUSTRIES INC
filed 1999-10-08
CIK 47518

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

    FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1999 COMMISSION FILE NO. 1-6651

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

       Common Stock, without par value-65,467,375 as of October 1, 1999.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                          Page


PART I - FINANCIAL INFORMATION


   Item 1 -  Financial Statements (Unaudited)

             Consolidated Income for the Three Months                        3
                  And Nine Months Ended 8/28/99 and 8/29/98

             Consolidated Balance Sheets at                                  4
                  8/28/99 and 11/28/98

             Consolidated Cash Flows for the Nine Months                     5
                  Ended 8/28/99 and 8/29/98

             Notes to Consolidated Financial Statements                   6-11

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12-19

PART II - OTHER INFORMATION

   Item 5 -  Other Information                                              20

   Item 6 -  Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Income

                                                   Three Months Ended      Nine Months Ended
                                                 ---------------------   ----------------------
                                                 08/28/99     08/29/98   08/28/99     08/29/98
                                                 --------     --------   --------     --------
                                                      (In Millions Except Per Share Data)
Net revenues:
     Health Care sales . . . . . . . . . . .    $    178    $    181    $    547    $    524
     Health Care rentals . . . . . . . . . .          76          98         256         310
     Funeral Services sales. . . . . . . . .         137         124         455         406
     Insurance revenues  . . . . . . . . . .          90          80         263         230
                                                --------    --------    --------    --------
     Total revenues  . . . . . . . . . . . .         481         483       1,521       1,470

Cost of revenues:
     Health Care cost of goods sold . . . . .        108         107         323         305
     Health Care rental expenses  . . . . . .         60          61         181         185
     Funeral Services cost of goods sold  . .         73          66         235         212
     Insurance cost of revenues . . . . . . .         61          53         187         163
                                                --------    --------    --------    --------
     Total cost of revenues . . . . . . . . .        302         287         926         865

Other operating expenses  . . . . . . . . . .        137         128         410         391

Unusual charges . . . . . . . . . . . . . . .         --          73           9          73
                                                --------    --------    --------    --------

Operating profit (loss) . . . . . . . . . . .         42          (5)        176         141

Interest expense  . . . . . . . . . . . . . .         (7)         (6)        (20)        (20)

Investment income . . . . . . . . . . . . . .          3           5          10          13

Other income (expense), net . . . . . . . . .         (1)         73          (3)         74
                                                --------    --------    --------    --------

Income before income taxes  . . . . . . . . .         37          67         163         208

Income taxes  . . . . . . . . . . . . . . . .         14          25          60          78
                                                --------    --------    --------    --------

Net income  . . . . . . . . . . . . . . . . .   $     23    $     42    $    103    $    130
                                                ========    ========    ========    ========

Basic and diluted earnings
  per common share (Note 3) . . . . . . . . .   $    .35    $    .63    $   1.55    $   1.93
                                                ========    ========    ========    ========

Dividends per common share  . . . . . . . . .   $   .195    $   .180    $   .585    $    .54
                                                ========    ========    ========    ========

Average shares outstanding (thousands) . . .      66,395      67,465      66,616      67,508
                                                ========    ========    ========    ========

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS                                                         08/28/99      11/28/98
                                                              --------      --------
                                                                   (In Millions)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .   $   198    $   297
  Trade receivables   . . . . . . . . . . . . . . . . . . . .       388        392
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .       117        105
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        64         64
                                                                -------    -------
   Total current assets . . . . . . . . . . . . . . . . . . .       767        858

Equipment leased to others, net . . . . . . . . . . . . . . .        76         81
Property, net . . . . . . . . . . . . . . . . . . . . . . . .       211        221

Other assets:
  Intangible assets, net  . . . . . . . . . . . . . . . . . .       200        198
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       140         89
                                                                -------    -------
   Total other assets . . . . . . . . . . . . . . . . . . . .       340        287
Insurance assets:
  Investments . . . . . . . . . . . . . . . . . . . . . . . .     2,284      2,204
  Deferred policy acquisition costs . . . . . . . . . . . . .       570        536
  Deferred income taxes . . . . . . . . . . . . . . . . . . .        80         34
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        80         59
                                                                -------    -------
   Total insurance assets . . . . . . . . . . . . . . . . . .     3,014      2,833
                                                                -------    -------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,408    $ 4,280
                                                                =======    =======

LIABILITIES

Current liabilities:
  Short-term debt . . . . . . . . . . . . . . . . . . . . . .   $    58    $    60
  Current portion of long-term debt . . . . . . . . . . . . .      --            1
  Trade accounts payable  . . . . . . . . . . . . . . . . . .        64         69
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       210        245
                                                                -------    -------
   Total current liabilities  . . . . . . . . . . . . . . . .       332        375
Other liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . .       302        303
  Other long-term liabilities . . . . . . . . . . . . . . . .        74         86
  Deferred income taxes . . . . . . . . . . . . . . . . . . .      --            4
                                                                -------    -------
   Total other liabilities  . . . . . . . . . . . . . . . . .       376        393
Insurance liabilities:
  Benefit reserves  . . . . . . . . . . . . . . . . . . . . .     2,039      1,856
  Unearned revenue  . . . . . . . . . . . . . . . . . . . . .       709        674
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        65         30
                                                                -------    -------
   Total insurance liabilities  . . . . . . . . . . . . . . .     2,813      2,560
                                                                -------    -------
Total liabilities . . . . . . . . . . . . . . . . . . . . . .     3,521      3,328
                                                                -------    -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock  . . . . . . . . . . . . . . . . . . . . . . .         4          4
  Additional paid-in capital  . . . . . . . . . . . . . . . .        16         15
  Retained earnings . . . . . . . . . . . . . . . . . . . . .     1,285      1,221
  Accumulated other comprehensive (loss)income (Note 4) . . .       (40)        45
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . .      (378)      (333)
                                                                -------    -------
   Total shareholders' equity . . . . . . . . . . . . . . . .       887        952
                                                                -------    -------
Total liabilities and
 shareholders' equity . . . . . . . . . . . . . . . . . . . .   $ 4,408    $ 4,280
                                                                =======    =======

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries



Consolidated Cash Flows                                               Nine Months Ended
                                                                   08/28/99       08/29/98
                                                                   --------       --------
                                                                       (In Millions)
Operating activities:
  Net income .......................................................   $ 103    $ 130
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation, amortization and write-down
      of goodwill ..................................................      71      119
    Change in noncurrent deferred
      income taxes .................................................      (3)      (7)
    Gain on sale of business before income taxes ...................      --      (75)
    Change in net working capital,
      excluding cash, current debt and
      acquisitions .................................................     (44)     (70)
    Change in insurance items:
     Deferred policy acquisition costs .............................     (34)     (47)
     Other insurance items, net ....................................      63       49
    Other, net .....................................................     (40)     (24)
                                                                       -----    -----
Net cash provided by operating activities ..........................     116       75
                                                                       -----    -----

Investing activities:
  Capital expenditures .............................................     (66)     (56)
  Proceeds on disposal of fixed assets and
    equipment leased to others .....................................       1        4
  Acquisitions of businesses, net of cash
    acquired .......................................................     (54)    (171)
  Proceeds on sale of business .....................................      --       64
  Other investments ................................................      (4)     (11)
  Insurance investments:
    Purchases ......................................................    (662)    (557)
    Proceeds on maturities .........................................     144      120
    Proceeds on sales ..............................................     386      263
                                                                       -----    -----
Net cash used in investing activities ..............................    (255)    (344)
                                                                       -----    -----

Financing activities:
  Additions to debt, net ...........................................       3      126
  Payment of cash dividends ........................................     (39)     (36)
  Treasury stock acquisitions ......................................     (47)     (64)
  Insurance premiums received ......................................     359      377
  Insurance benefits paid ..........................................    (235)    (214)
                                                                       -----    -----
Net cash provided by financing activities ..........................      41      189
                                                                       -----    -----

Effect of exchange rate changes on cash ............................      (1)      (1)
                                                                       -----    -----

Total cash flows ...................................................     (99)     (81)

Cash and cash equivalents:
 At beginning of period ............................................     297      364
                                                                       -----    -----
 At end of period ..................................................   $ 198    $ 283
                                                                       =====    =====

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

2.       Supplementary Balance Sheet Information

         The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                               08/28/99      11/28/98
                                               --------      --------
Allowance for possible losses and
    discounts on trade receivables .......          $ 29          $ 27

Inventories
     Finished products ...................          $ 68          $ 58
     Work in process .....................            34            32
     Raw materials .......................            15            15
                                                    ----          ----
          Total inventory ................          $117          $105

Accumulated depreciation of equipment
     leased to others and property .......          $659          $648

Accumulated amortization of intangible
     assets ..............................          $155          $150

Capital Stock:
       Preferred stock, without par value:
           Authorized 1,000,000 shares;
             Shares issued ...............          None          None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued ...............    80,323,912    80,323,912

3.       Earnings per Common Share

         Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares under the Company's Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired of 16,404,791 shares, less cumulative shares reissued of 1,647,667, have been excluded in determining the average number of shares outstanding.

         Earnings per share is calculated as follows:

                                   Three Months Ended             Nine Months Ended
                               08/28/99        08/29/98        08/28/99      08/29/98
                               --------        --------        --------      --------

Net income (in thousands)    $    23,258    $    42,512    $   103,061    $   130,126
Average shares outstanding    66,395,139     67,464,938     66,616,353     67,508,240
Basic and diluted earnings
    per common share         $       .35    $       .63    $      1.55    $      1.93

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

         The components of comprehensive income are as follows:

                                    Three Months Ended           Nine Months Ended
                                  08/28/99       08/29/98     08/28/99        08/29/98
                                  --------       --------     --------        --------
Net income                         $  23        $  42          $ 103           $ 130

Net change in unrealized gain
    (loss) on available-for-sale
    securities                       (17)          (1)           (84)             11

Foreign currency translation
    adjustment                        (6)          (4)            (1)            (15)
                                   -----        -----          -----           -----

Comprehensive income               $  --        $  37          $  18           $ 126
                                   =====        =====          =====           =====


         The composition of accumulated other comprehensive (loss) income at August 28, 1999 and November 28, 1998 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities of ($32) and $52 million, respectively, and the foreign currency translation adjustment of ($8) and ($7) million, respectively.

5.       Contingencies

         As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 28, 1998, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended August 28, 1999.

         On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended August 28, 1999.

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

6.       Acquisitions

         On July 30, 1999, Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room, for approximately $28 million, including costs of acquisition and the assumption of certain liabilities totaling approximately $1 million. If the purchased entity achieves certain financial milestones by the end of January 2003, the Company could make additional payments. This acquisition has been accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, based on the Company's preliminary purchase price allocation, was approximately $23 million and has been recorded as goodwill which is being amortized on a straight-line basis over 20 years.

         On December 31, 1998, Forethought Life Insurance Company, a wholly owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for approximately $31 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $3 million which is being amortized on a straight-line basis over 20 years.

         Assuming the two fiscal 1999 acquisitions had occurred November 30, 1997, unaudited 1998 and 1999 proforma revenue, net income and earnings per share would not have been materially different from reported amounts herein.

         In the second quarter of 1999, Hill-Rom, finalized the purchase price for its fiscal 1998 acquisition of Air-Shields, Inc. As a result of this settlement, goodwill related to the acquisition was reduced by $5 million.

7.       Restructuring Charges and Impairment of Assets

         In March 1999, Batesville Casket Company, a wholly owned subsidiary, announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected. Future production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

         The plan to close the Campbellsville manufacturing plant necessitated a $9 million charge in the second quarter. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal. Additional charges in the plan included $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. In addition to costs accrued under the plan, additional costs of approximately $2 million were incurred to relocate certain manufacturing and business processes to Batesville and Manchester. These costs were expensed as incurred as required by generally accepted accounting principles.

         As of August 28, 1999, manufacturing operations had been discontinued at the plant. Nearly $2 million in severance and employee benefit costs and almost all of the estimated plant closing costs have been incurred to date. Substantially all employee related costs are expected to be paid in the next three months. No adjustments were made to reserves through the third quarter. The disposition of property, plant and equipment is targeted to be completed within the next nine months, but could take longer.

         In August 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company is reducing fixed costs and aligning manufacturing, distribution, sales and administrative functions with anticipated demand. The alignment resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

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

         As of August 28, 1999, manufacturing operations have been discontinued in Germany and Austria. Nearly all of the severance and employee benefit costs and $4 million in other plant closing costs were incurred through the third quarter of 1999. No adjustments were made to reserves through the third quarter.

         The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next three months; however, the sale of the properties could take longer.

         The remaining reserve balances as of August 28, 1999 for the above restructuring plans are as follows:

        (in millions)

         Inventory                                   $1
         Severance and employee
          benefit costs                              $1
         Other plant closing
          costs                                      $3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Consolidated revenues of $481 million decreased $2 million compared to the third quarter of 1998. Excluding sales from Medeco, which was sold in the third quarter of 1998, consolidated revenues increased $2 million. Health Care sales of $178 million decreased $3 million, or 2%. Excluding prior year sales from Medeco, Health Care sales are up approximately $1 million. The Health Care sales business continues to have strong sales from the TotalCare(R) bed which partially offset lower revenues in some Acute Care businesses. Declines in North American sales are attributable to some shipment delays by our Acute Care customers as they respond to uncertainty and cuts in Medicare revenues in their operations. North American sales decreased approximately 2% in the third quarter while European Health Care sales increased approximately 14%. Health Care rental revenues decreased $22 million, or 22%, to $76 million in the third quarter. This decrease is mainly due to the change in Medicare Part A patient reimbursement practices in the U.S. long term care market. The U.S. Long-Term Care business continues to experience unfavorable changes in product mix and volume. U.S. Acute Care and Home Care and European rental revenues were essentially flat compared to the third quarter of 1998. Funeral Services sales were up $13 million, or 10%, to $137 million in the third quarter due to increased unit volume and market penetration of traditional caskets and cremation products. Funeral Services insurance revenues increased 13%, or $10 million. Higher investment income reflected the larger investment portfolio while increased earned premium revenue was up due to the increase in policies in-force year over year.

Gross profit on Health Care sales of $70 million decreased $4 million or 5%. As a percentage of sales, gross profit was 39.3% compared to 40.9% in the third quarter of 1998. Gross profit in the third quarter was affected by increased warranty costs, product mix, increased provisions for inventory and other items. Health Care rental revenue gross profit decreased $21 million, or 57%, to $16 million and as a percentage of revenues was 21.1% compared to 37.8% in the prior year primarily due to the change in Medicare reimbursement practices described above. Gross profit on Funeral Services sales was $64 million compared to $58 million in 1998, a 10% increase. As a percentage of sales, gross profit was 46.7% compared to 46.8% last year. Excluding certain additional expenses incurred related to the Campbellsville plant shutdown, including costs to move equipment and employees which were not part of the restructuring charge, gross profit as a percent of sales would have been higher in the third quarter of 1999 compared to last year. Gross profit margins on Funeral Services sales continue to be favorable compared to last year due to increased volume and good cost control.

Funeral Services insurance operating profit of $15 million was slightly below last year's operating profit of $16 million. This decrease is due to a lower average interest rate earned on investments and an increase in operating expenses due to increased business development.

Other operating expenses (including insurance operations) increased $9 million or 7% to $137 million and as a percentage of sales were 28.5% versus 26.5% in the third quarter of 1998. Operating expenses increased as a percentage of sales in the third quarter of this year due to funding of new business developments and certain increased provisions.

1998 other income, net reflects the pre-tax gain on the sale of Medeco. Investment income decreased $2 million compared to the third quarter of 1998 due to a decrease in the average cash balance in 1999.


NINE MONTHS 1999 COMPARED WITH NINE MONTHS 1998

Except as noted below, the factors affecting the third quarter comparisons also affected the year to date comparisons.

Consolidated revenues of $1,521 million increased $51 million or 3%. Health Care sales were up 4%, or $23 million, to $547 million. Excluding Medeco, which was sold in the third quarter of 1998, health care sales increased approximately $50 million, or 10%, compared to 1998 primarily due to increased sales of the TotalCare(R) bed and increased shipments of Long Term Care capital products, partially offset by decreased sales in Europe. Health Care rental revenue declined $54 million, or 17%, to $256 million. This decrease is primarily due to the change in Medicare Part A reimbursement practices in the U.S. long-term care market. Excluding Long Term Care rental revenues, overall rental revenues are up approximately 3% over last year. Acute Care, Home Care and European rental revenues have all increased compared to 1998. Funeral Services sales increased 12%, or $49 million, to $455 million compared to last year due to increased unit volume and greater market penetration. Funeral Services insurance revenues of $263 million increased $33 million, or 14%. Investment income and earned premiums increased at double-digit rates. Capital gains are approximately $9 million greater than last year.

Consolidated gross profit decreased $10 million, or 2%, to $595 million. Health Care sales gross profit increased $5 million, or 2%, and as a percentage of sales was 41.0% compared to 41.8% in 1998. Health Care rental gross profit decreased 40%, or $50 million, to $75 million. As a percentage of sales Health Care rental gross profit was 29.3% versus 40.3% last year. This decrease in gross profit is due to changes in Medicare Part A reimbursement practices described above. Gross profit on Funeral Services sales was $220 million, an increase of $26 million, or 13%. As a percentage of sales Funeral Services gross profit was 48.4% compared to 47.8% in 1998. This increase is primarily due to increased unit volume and good cost control.

Insurance operating profit of $36 million is comparable to last year. Operating profit has not increased at a comparable rate to revenue due to increased expenses related to new business development and other items.

Other operating expenses (including insurance operations) of $410 million were up $19 million, or 5%, compared to last year and as a percentage of revenues were 27.0% compared to 26.6% in 1998.

Investment income decreased $3 million due to a lower average cash balance compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash and cash equivalents (excluding investments of insurance operations) at August 28, 1999 of $198 million decreased $99 million from November 28, 1998 mainly due to business acquisitions, the purchase of treasury stock, capital expenditures, payment of a loan related to the Company Owned Life Insurance program and the payment of cash dividends partially offset by cash generated from operating activities.

Net cash generated from operating activities of $116 million was an increase of $41 million compared to 1998. The amount for depreciation and amortization in the 1998 cash flow statement included $43 million for the write-down of German goodwill. Working capital, excluding cash, current debt and acquisitions, increased $44 million from year-end mainly due to an increase in inventory and decreases in accounts payable and other current liabilities partially offset by a decrease in trade receivables. The increase in inventory of $12 million mainly relates to a build up of inventory to normal levels. At the end of fiscal 1998, the Company experienced a heavy shipping period which decreased inventory levels and increased trade receivables. The decreases in accounts payable and other current liabilities of $40 million were due to payments made in fiscal 1999 on various items accrued at year-end including 1998 incentive compensation and other operating expenses driven by high fourth quarter production and sales levels. In the second quarter, the Company paid the loan of approximately $44 million relating to its Company Owned Life Insurance (COLI) program.

Capital expenditures were $10 million more than last year. Acquisitions include Arkansas National Life Insurance Company, which was acquired in the first quarter by Forethought Life Insurance Company, a wholly owned subsidiary. Included in this acquisition were investments of approximately $80 million and approximately $54 million of benefit reserves. Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH in the third quarter of this year. (See Note 6 for more information concerning current year acquisitions.) The activity in Forethought's investment portfolio reflects the objective of matching proceeds with expected policy benefit payments while maximizing yields within statutory and management constraints.

In financing activities, treasury stock acquisitions of $47 million consisted of purchases in the open market. Insurance premiums were $18 million lower than the same period in 1998 due to lower contract volume. The decrease in policy sales is mainly due to increased competition. Insurance benefits paid increased $21 million primarily due to adverse mortality during the second quarter of this year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

As discussed in the Company's latest annual report, legislative changes phased in beginning July 1, 1998 have had and will continue to have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

Recently, a Medicare determination made by the Statistical Analysis Durable Medical Regional Carrier (SADMERC) recoded some of the Company's Home Care rental products resulting in reduced reimbursement rates. This decision is currently under review by the Health Care Finance Administration (HCFA), and the Company does not know when a final decision by HCFA will be made. Depending on the outcome of the final decision there could be a dampening effect on the Company's rental revenue derived from Medicare patients in the home-care market.

Cuts in Medicare funding mandated by the Balanced Budget Act of 1997 (BBA) have had and could continue to have an adverse effect on the Company's health care sales derived from the acute-care market.

RESTRUCTURING CHARGES AND IMPAIRMENT OF ASSETS

In March 1999, Batesville Casket Company, a wholly owned subsidiary, announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected. Future production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

The plan to close the Campbellsville manufacturing plant necessitated a $9 million charge in the second quarter. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal. Additional charges in the plan included $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. In addition to costs accrued under the plan, additional costs of approximately $2 million were incurred to relocate certain manufacturing and business processes to Batesville and Manchester. These costs were expensed as incurred as required by generally accepted accounting principles.

As of August 28, 1999, manufacturing operations had been discontinued at the plant. Nearly $2 million in severance and employee benefit costs and almost all of the estimated plant closing costs have been incurred to date. Substantially all employee related costs are expected to be paid in the next three months. No adjustments were made to reserves through the third quarter. The disposition of property, plant and equipment is targeted to be completed within the next nine months, but could take longer.

In August 1998, the Board of Directors of the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company will reduce fixed costs and align manufacturing, distribution, sales and administrative functions with anticipated demand. The alignment resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

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

As of August 28, 1999, manufacturing operations have been discontinued in Germany and Austria. Nearly all of the severance and employee benefit costs and $4 million in other plant closing costs were incurred through the third quarter of 1999. No adjustments were made to reserves through the third quarter.

The disposition of property, plant and equipment, along with excess and discontinued inventories, is targeted to be completed within the next three months; however, the sale of the properties could take longer.

The remaining reserve balances as of August 28, 1999 for the above restructuring plans are as follows:

(in millions)

Inventory                                   $1
Severance and employee
 benefit costs                              $1
Other plant closing
 costs                                      $3

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

The Company's State of Readiness

Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for information technology based systems are summarized as follows:

1. Identification of all applications and hardware with potential Year 2000 issues. To the best of the Company's knowledge, this phase has been completed.
2. For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item. A plan may consist of replacement, code remediation, upgrade or elimination of the application and includes resource requirements. To the best of the Company's knowledge, this phase has been completed.
3. Implementation of the specific action plan. To the best of the Company's knowledge, nearly all specific action plans have been completed.
4. Test each application upon completion. Testing has been completed for substantially all mission critical systems. Testing of the remaining systems should be completed in the fiscal fourth quarter of 1999.
5. Place the new process into production. Substantially all mission critical applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are being put into production once they have been tested. All mission critical applications and systems should be in production in the fiscal fourth quarter of 1999.

The Company has identified all non-Management Information System ("non-MIS") mission critical production, design and facility systems containing embedded information technology ("Embedded Systems"). The Company has substantially completed its inventory, remediation and testing of Embedded Systems. All remaining remediation and testing for mission critical Embedded Systems should be completed during the fiscal fourth quarter of 1999.

To the best of its knowledge the Company believes it has identified all products sold or leased to customers which are affected by the Year 2000 issue. Remediation plans have been developed, implemented and tested, if deemed appropriate. A product listing is available to customers on the Company's Hill-Rom web page depicting Year 2000 compliance (www.hill-rom.com). Assessment of all affected products has been completed to the best of the Company's knowledge, and corrective actions, if required, should be completed in the fiscal fourth quarter of 1999.

One small subsidiary, Narco Medical Services, Inc., distributes medical devices manufactured by third parties. Each supplier has been surveyed to determine its readiness. Customers have been referred to manufacturers for Year 2000 readiness information. Contingency plans have been developed to address any resulting issues.

Identification and assessment of areas of potential third party risk is nearly complete and, for those areas identified to date, remediation plans have been developed and are being implemented.

The Costs Involved

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $10 million and will consist primarily of the utilization of internal resources. Spending to date totals approximately $8 million. Costs relating to internal systems' Year 2000 compliance are included in the Information Systems budget. All costs related to achieving Year 2000 compliance are based on management's best estimates. There can be no guarantee that actual results will not differ from estimates.

Risks and Contingency Plan

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan failed. It is finalizing contingency plans for all mission-critical processes. Under a "worse case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers have been identified and inventory levels of certain key components will be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utilities services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business. Contingency planning, approval and testing should be finalized in the fiscal fourth quarter.

ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments is minimal, adoption of this Statement is not expected to have a material effect on the financial statements. The Company is required to adopt the Statement not later than the first quarter of fiscal 2001.

                           PART II - OTHER INFORMATION


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         Exhibit 27                  Financial Data Schedule


B.       Reports on Form 8-K

        During the quarter ended August 28, 1999, the Company filed one report on Form 8-K. The Form 8-K dated August 9, 1999 reported under "Item 5. Other Events" the Company's announcement that its earnings per share for the third quarter of 1999 and for the year ended November 27, 1999 would be lower than analysts' estimates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE:  October 5, 1999                  BY:   /s/   Donald G. Barger, Jr.
                                              -------------------------------
                                              Donald G. Barger, Jr.
                                              Vice President and
                                              Chief Financial Officer


DATE:  October 5, 1999                  BY:   /s/   James D. Van De Velde
                                              -------------------------------
                                              James D. Van De Velde
                                              Vice President and Controller