Form 10-K
period 1999-11-27
HILLENBRAND INDUSTRIES INC
filed 2000-02-24
CIK 47518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1999           COMMISSION FILE NO. 1-6651

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (812) 934-7000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
-------------------------------        -----------------------------------------
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

                 Yes    X               No
                     --------               ---------

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

         Common Stock, without par value - $1,417,964,063 as of February 11, 2000 (excluding stock held by persons deemed affiliates).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Common Stock, without par value - 62,751,733 as of February 11, 2000.

     DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the 2000 Proxy Statement furnished to Shareholders - Parts I and III.
         Portions of the 1997 Proxy Statement furnished to Shareholders - Part
         IV.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                                NOVEMBER 27, 1999
                                TABLE OF CONTENTS


                                                                           PAGE
                                        PART I

       Item 1.         Business                                              1
       Item 2.         Properties                                            7
       Item 3.         Legal Proceedings                                     7
       Item 4.         Submission of Matters to a Vote
                       of Security Holders                                   8

                                        PART II

       Item 5.         Market for Registrant's Common
                       Equity and Related Stockholder
                       Matters                                               8
       Item 6.         Selected Financial Data                               9
       Item 7.         Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                        10
       Item 7A.        Quantitative and Qualitative Disclosures
                       About Market Risk                                    20
       Item 8.         Financial Statements and Supplementary
                       Data                                                 22
       Item 9.         Changes in and Disagreements With
                       Accountants on Accounting and
                       Financial Disclosure                                 48

                                        PART III

       Item 10.        Directors and Executive Officers
                       of the Registrant                                    49
       Item 11.        Executive Compensation                               49
       Item 12.        Security Ownership of Certain
                       Beneficial Owners and Management                     49
       Item 13.        Certain Relationships and Related
                       Transactions                                         49

                                        PART IV

       Item 14.        Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                              49

                                        SIGNATURES                          53

                                     PART I


ITEM 1.  BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its three major operating companies serving the funeral services and health care industries. Unless the context otherwise requires, the terms "Hillenbrand" and the "Company" refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries, and the terms "Hill-Rom Company", "Batesville Casket Company" and "Forethought Financial Services", and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses. The Company's Health Care Group consists of Hill-Rom Company, a manufacturer of equipment for the health care market and provider of wound care and pulmonary/trauma management services. The assets of Medeco Security Locks, Inc. ("Medeco"), a manufacturer of high security locks and access control products for commercial and residential use, were sold to Assa Abloy AB on July 1, 1998. Results for Medeco are included in the Company's financial statements within the Health Care Group through that date and had an immaterial effect on the operating results of this group. Hillenbrand's Funeral Services Group consists of Batesville Casket Company, a manufacturer of caskets and other products for the funeral industry, and Forethought Financial Services, a provider of funeral planning financial products.

HEALTH CARE

     Hill-Rom Company is a recognized leader in the worldwide health care community providing sales, rentals, service and support for products including beds, therapy surfaces, stretchers, infant warmers, incubators, furniture, communication systems, surgical columns, medical gas management systems, modular headwalls, lighting systems and operating room equipment.
     The Hill-Rom(R) line of electrically, hydraulically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also manufactures beds for special departments such as intensive care, emergency, perinatal, recovery rooms, neonatal and labor and delivery rooms. Other Hill-Rom(R) products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Products introduced and acquired recently include the TotalCare(R) bed, Advanta(TM) bed, TransStar(R) stretcher, Isolette(R) infant incubator, Resuscitaire(R) radiant warmer, MEDAES(R) medical gas and vacuum systems and the AMATECH product line of surgical table accessories and patient positioning devices for the operating room in the acute care market and the Resident(R) and Osprey(TM) LTC beds in the long-term care market. In addition to these new products the Company has continued to expand its line of specialty accessories, to improve both patient comfort and serviceability for the health care provider. Also, the Company continues to focus on furnishing the total health care suite, which includes improved room groupings to enhance the comfort of both the patient and family members. Hill-Rom also remanufactures hospital beds. The remanufacturing process includes disassembly, washing, sanding, painting and reassembly with new components.
     Hill-Rom(R) products are sold directly to acute and long-term health care facilities throughout the United States, Canada and Europe by Hill-Rom account executives. Most Hill-Rom(R) products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also sells its domestically produced products through distributorships throughout the world.
     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing facilities in France. These products are sold and leased directly to hospitals and nursing homes throughout Europe.

     Within the wound care and trauma management market, CLINITRON(R) Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON(R) unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber. Various CLINITRON(R) products are designed to meet the specific requirements of acute care, long-term care and home-care settings. Other products introduced recently utilizing this technology include the Clinitron(R) Rite-Hite(R) Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron At-Home(R) unit, which was designed for delivery and use in the home.
     Hill-Rom's other wound care and pulmonary/trauma management technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Low airloss products include the Flexicair Eclipse(R) mattress, a portable, rental mattress replacement for the acute care market and the Silkair(R) mattress, a low airloss overlay product for the home care market, and the V-Cue(TM) mattress, a rotational mattress for the pulmonary market. In addition to the above products, the European operations have introduced the Primo mattress, a modestly priced, low airloss product to enhance the product line. In Europe, the Company also rents and sells the Duo mattress, a pressure relieving and alternating pressure mattress.
     Clinical support for Hill-Rom's wound care and pulmonary/trauma management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.
     Hill-Rom(R) therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 150 Service Centers located in the United States, Canada and Western Europe.
     On July 30, 1999 Hill-Rom purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room.

FUNERAL SERVICES

     Batesville Casket Company was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells several types of caskets made of steel, copper, bronze, and hardwood. It also manufactures and sells cloth-covered caskets and a line of urns and other memorialization products for the cremation market. In addition, Batesville markets a line of all-wood construction (orthodox) caskets and non-protective steel caskets. Batesville also supplies selection room display fixturing through its Applied Retail Systems division.
     All Batesville-produced metal caskets are protective caskets that are electronically welded and resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.
     Batesville's Monoseal(R) steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville produced caskets.
     Batesville(R) hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective.
     Batesville's cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

     The Options by Batesville cremation division offers a complete cremation marketing system for Funeral Services professionals. In addition to a broad line of cremation caskets and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options' wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonne' and marble.
     Batesville offers several other marketing and merchandising programs to funeral directors for both casket and cremation products. Batesville(R) caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, Australia, Canada, Mexico and Puerto Rico. Batesville maintains inventory at 80 company-operated Customer Service Centers (CSCs) and seven Rapid Deployment Centers (RDC's) in North America. Batesville(R) caskets are delivered in specially equipped vehicles owned by Batesville.
     Batesville mainly manufactures and distributes products in the U.S. It also has small manufacturing and distribution facilities in Canada and Mexico.
     Forethought Financial Services was founded in 1985. It, along with its principal subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, Forethought Investment Management, Inc., The Forethought Group, Inc. and Arkansas National Life Insurance Company serve a network of funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies, trust products and other financial vehicles. These specialized funeral planning products are offered through funeral homes. Consumers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts to provide the Funeral Services and merchandise when needed. With funds made available by a Forethought(R) financial product, the funeral home agrees to guarantee the planned funeral will be available as specified.
     Forethought(R) life insurance policies are offered by over 5,000 independent funeral homes. Forethought Life Insurance Company is licensed in 49 states, nine Canadian provinces, Puerto Rico and the District of Columbia. On December 31, 1998, Forethought Life Insurance Company, a wholly owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company.
     Forethought entered the trust business in 1997 and offers trust products in sixteen states. Its trust products are offered through independent funeral homes and national chains. Forethought received a federal savings bank charter in July 1998. In November 1999, Forethought National Trust Bank was merged into Forethought Federal Savings Bank, as required with the granting of the savings bank charter.

BUSINESS SEGMENT INFORMATION

     Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.
     While the Company serves two predominant industries, as denoted by its Health Care and Funeral Services Groups, for segment reporting purposes each of the Company's three major operating companies constitute a reporting segment. The Company's three reporting segments are defined as Health Care ("Hill-Rom"), Funeral Services Products ("Batesville") and Funeral Services Insurance ("Forethought").

RAW MATERIALS

HEALTH CARE

     Principal materials used in Hill-Rom(R) products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically and hydraulically operated beds and certain other components are purchased from one or more manufacturers.

FUNERAL SERVICES

     Batesville employs carbon and stainless steel, copper and bronze sheet, wood and wood by-products, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets. These materials are available from several sources.

COMPETITION

HEALTH CARE

     Hill-Rom believes it is the U.S. market share leader in the sale of electrically and hydraulically operated hospital beds, competing with approximately ten (10) other manufacturers. In Europe, Hill-Rom competes with several other manufacturers and believes that it is a market leader in the products and services it provides. In both the United States and Europe there are other companies which provide low airloss and other methods of patient support and patient relief.

FUNERAL SERVICES

     Batesville believes its sales of finished caskets is the largest in the United States. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies that also manufacture and/or sell caskets over a wide geographic area. There are, however, throughout the United States many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area.
     Forethought competes on the basis of service to its customers and products offered. Forethought sells its products in competition with other life insurance companies. Forethought believes it is the leading provider of insurance-funded pre-arranged funerals in North America. Forethought Federal Savings Bank competes with local banks and master trusts offered through industry trade or state funeral director associations.

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. 1997 includes approximately $8 million of research and development expenditures related to a discontinued business. Expenditures in the most recent three fiscal years were as follows:

                                                           (millions)
                                                  1999        1998        1997
                                                  ----        ----        ----

Total research and development expenditures       $47         $46         $49

PATENTS AND TRADEMARKS

     The Company owns a number of patents on its products and manufacturing processes which are of importance to it, but does not believe any single patent or related group of patents are of material significance to the business of the Company as a whole.
     The Company also owns a number of trademarks and service marks relating to its products and product services which are of importance to it, but does not believe any single trademark or service mark is of material significance to the business of the Company as a whole.

EMPLOYEES

     As of February 11, 2000, the Company employed approximately 10,800 persons in its operations in North America and Europe.

ENVIRONMENTAL PROTECTION

     Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment are not expected to materially affect the Company's capital expenditures, earnings or competitive position. Further changes in environmental law might affect the Company's future operations, capital expenditures and earnings; however, the cost of complying with these provisions, if any, is not known.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.
     The Company's export revenues constituted less than 10% of consolidated revenues in 1999 and prior years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. Following are the executive officers of the Company as of February 11, 2000.

     W August Hillenbrand, 59, was elected Chief Executive Officer of the Company on December 6, 1999. He had been President and Chief Executive Officer since April 11, 1989 and President since October 21, 1981. Prior to being President he had been a Vice President of the Company since 1972 and has been employed by the Company throughout his business career.

     Frederick W. Rockwood, 52, was elected President of the Company on December 6, 1999. He has been employed by the Company since 1977. Previous positions held within the Company include President and Chief Executive Officer of Hillenbrand Funeral Services Group, Inc., President and Chief Executive Officer of Forethought Financial Services, Inc., Senior Vice President of Corporate Planning and Director of Corporate Strategy.

     Donald G. Barger, Jr., 57, has been employed by the Company since March 16, 1998, and was elected Vice President and Chief Financial Officer on March 16, 1998. Prior to joining the Company, he was Vice President and Chief Financial Officer for Worthington Industries for the previous five years. He also served in various finance positions with the B.F. Goodrich Company and Irwin Management.

     Michael L. Buettner, 42, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark R. Lindenmeyer, M.D., 53, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He had been employed by the Company since August 18, 1986, as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a licensed physician since 1986 and a practicing attorney since 1972.

     David L. Robertson, 54, has been employed by the Company since March 23, 1998, and was elected Vice President, Administration on December 8, 1999. He previously served as Vice President, Human Resources from March 23, 1998 to December 8, 1999. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc. in Wooster, Ohio. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc.

     James D. Van De Velde, 53, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse (now PricewaterhouseCoopers LLP).

ITEM 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned or leased by the Company or its subsidiaries subject to no material encumbrances except for those facilities (*) which were constructed with funds obtained through government sponsored bonds (see Note 6 to the Consolidated Financial Statements). All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

         LOCATION                    DESCRIPTION                     PRIMARY USE
         --------                    -----------                     -----------
HEALTH CARE:
       Batesville, IN           Manufacturing plant and           Manufacture of health care
                                   distribution facility             equipment
                                Office facilities                 Administration
       Charleston, SC           Office facility and               Administration and
                                   assembly plant                    assembly of therapy units
       Hatboro, PA              Manufacturing plant and           Administration and manufacture
                                   office facility                   of infant-care equipment
       Norcross, GA             Office facility and               Administration and assembly of
                                   assembly plant                    medical architectural systems
       Pluvigner, France        Manufacturing plant and           Administration and manufacture
                                   office facility                 of health care equipment
FUNERAL SERVICES:
       Batesville, IN           Manufacturing plants              Manufacture of metal caskets
                                Office facilities                 Administration and Insurance
                                                                     Operations
       Manchester, TN           Manufacturing plants              Manufacture of metal caskets
       Vicksburg, MS            Kiln drying and lumber            Drying and dimensioning
                                   cutting plant                     lumber
    *  Batesville, MS           Manufacturing plant               Manufacture of hardwood
                                                                     caskets
       Nashua, NH               Manufacturing plant               Manufacture of hardwood
                                                                     caskets

     In addition to the foregoing, the Company leases or owns a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada and Western Europe.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended November 27, 1999.


                                     PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and the Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC. Specifically, statements in this filing that are not historical facts, including statements accompanied by words such as "the Company believes" or "is expected", are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes.
     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, changes in Medicare reimbursement trends, the success of cost control and restructuring efforts, and the integration of acquisitions, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

MARKET INFORMATION

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 1999 and 1998.
                                        1999                     1998
                                   --------------         ----------------
                                   High       Low         High         Low
                                   ----       ---         ----         ---
              First Quarter        58 1/8     41          $57          $44 9/16
              Second Quarter       49 1/8     40 15/16    $64 11/16    $55 11/16
              Third Quarter        45 5/16    28 7/8      $62 15/16    $52 5/16
              Fourth Quarter       37 3/8     26 1/8      $61          $48 3/16

HOLDERS

     On February 11, 2000, there were approximately 22,900 shareholders of record.

DIVIDENDS

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.78 ($.195 per quarter) in 1999 and $.72 ($.18 per quarter) in 1998 were paid on each share of common stock outstanding. Cash dividends will be $.80 ($.20 per quarter) in 2000.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1995 through 1999.

                                       1999         1998           1997            1996            1995
                                       ----         ----           ----            ----            ----
                                                      (In millions except per share data)
Net revenues                       $   2,047     $    2,001     $    1,776       $    1,684      $   1,625

Net income   (a)                   $     124     $      184     $      157       $      140      $      90

Basic and diluted
  net income per share  (a)        $    1.87     $     2.73     $     2.28       $     2.02      $    1.27

Total assets                       $   4,433     $    4,280     $    3,828       $    3,396      $   3,070

Long-term debt                     $     302     $      303     $      203       $      204      $     206

Cash dividends per share           $     .78     $      .72     $      .66       $      .62      $     .60

(a) Results in 1999 reflect unusual charges incurred at all operating companies of $24 million, net-of-tax, ($.36 per share). The charges include costs related to work force reduction activities, facility closure costs, certain asset impairment charges and other items. Results in 1998 include income of $47 million, net-of-tax, ($.70 per share) relative to the sale of Medeco Security Locks, Inc. The Company also recorded unusual charges totaling $42 million, net-of-tax, ($.62 per share). The charges include the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria; tax benefits related to the write-off of the Company's investments in Germany and Austria; and provisions for certain income tax exposures. Results in 1996 reflect income of $8 million ($.12 per share) relative to the sale of Block Medical. Results in 1995 reflect unusual charges totaling $26 million, net-of-tax, ($.37 per share) for the write-down of goodwill and certain assets of a manufacturing facility sold in 1996.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries is organized into two business groups. The Health Care Group, which is considered as one reporting segment, consists of Hill-Rom. Results for Medeco Security Locks, Inc. (Medeco), which was sold on July 1, 1998, were included in this group through this date. Medeco sales included in the Health Care Group were $27 million and $46 million in 1998 and 1997, respectively. Unless otherwise specifically identified, Medeco related activities are excluded from amounts and explanations related to the Health Care Group throughout the Management's Discussion and Analysis of Results of Operations. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought).


RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

SUMMARY
Consolidated net revenues of $2,047 million increased $46 million, or 2%, in 1999. Operating profit decreased 7% to $211 million. Net income of $124 million decreased 33%, and earnings per share decreased 32% to $1.87.
     Excluding the unusual items discussed in the remainder of this paragraph, operating profit decreased 15% and net income decreased 17%. 1999 results reflect unusual charges of $24 million, net-of-tax, ($.36 per share) related to work force reduction activities, facility closure costs, certain asset impairment charges and other items. 1998 results reflect income of $47 million, net-of-tax, ($.70 per share) related to the sale of Medeco. The Company also recorded unusual charges in 1998 totaling $42 million, net-of-tax, ($.62 per share). These charges included the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria; tax benefits related to the write-off of the Company's investments in Germany and Austria; and provisions for certain income tax exposures.


NET REVENUES
Health Care sales of $766 million increased $45 million, or 6%, due to continued good market acceptance of the TotalCare(R) bed and increased shipments of communications and procedural products in Hill-Rom's U.S. acute care market. Hill-Rom also experienced increased shipments of the Resident(R) LTC bed as it continued to have good market acceptance. North American sales decreased compared to 1998 during the third and fourth quarters of 1999. The Company believes these declines are attributable to some shipment delays and decreased orders by our acute care customers as they respond to uncertainty and cuts in Medicare reimbursements in their operations. European revenues decreased slightly compared to 1998 primarily due to decreased sales in Germany and Austria, which were impacted by the discontinuance of manufacturing in these countries during fiscal 1999.
     Health Care rental revenue was down $79 million, or 20%. Nearly all of the decrease was in the U.S. long-term care market, which experienced lower rates, product mix and volume as a result of changes in Medicare Part A patient reimbursement practices effective July 1, 1998. U.S. acute care and European rental revenues were slightly above 1998 levels. In the U.S. acute care market, higher volume was offset by lower rates with very little change in product mix. The U.S. home care market experienced lower revenues compared to 1998 as a result of lower reimbursement experience partially offset by higher volume and product mix.
     Funeral Services sales grew $61 million, or 11%, to $602 million due to increased unit volume across all product lines and an increase in product mix. In 1999, Batesville was able to continue to increase unit volume in a market that is currently flat for casketed deaths.

     Insurance revenues increased $46 million or 15% at Forethought. Earned premium revenue increased approximately $24 million due primarily to increased policies in-force year over year. Investment income grew about $19 million because of the increased size of the investment portfolio. Realized net gains on the sale of investments were approximately $3 million more than in 1998. Policy sales were down nearly 13% in 1999 primarily due to several funeral home consolidators recently acquiring or starting preneed insurance operations in order to supply their customers policies. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought's operations in 1999 and prior years.


GROSS PROFIT
Gross profit on Health Care sales of $314 million decreased $7 million, or 2%. As a percentage of sales, gross profit was approximately 41% in 1999 versus 43% in 1998. The decline in gross profit as a percentage of sales was primarily due to increased warranty costs, product mix, increased provisions for inventory and other items partially offset by increased volume. Continuous improvement initiatives in the United States and Europe helped to partially offset the lower gross profit margin.
     Gross profit on Health Care rentals was down $74 million, or 46%, to $88 million. In addition, gross profit as a percentage of sales decreased to 27% in 1999 compared to 40% in 1998. This decline reflects the changes in Medicare Part A reimbursement practices affecting the U.S. long-term care market and, to a smaller extent, lower reimbursement experience within the U.S. home care market. A slight increase in gross margin percentage in the acute care market partially offset the impact of these other matters.
     Funeral Services sales gross profit increased 12%, or $32 million, to $292 million in 1999. As a percentage of sales, Batesville's gross profit increased one percentage point to 49% compared to 48% in 1998. This increase in gross profit percentage reflects the increased unit volume experienced in 1999 combined with successful process improvements and cost controls.
     Profit before other operating expenses and unusual charges in insurance operations increased $6 million, or 8%, to $82 million in 1999 due to increased profits earned on a larger base of policies in-force, higher investment income (with minimal direct cost) and net gains on the sale of investments. Consistent with prior years, these items were partially offset by an increase in death benefits paid and reserved due to the larger base of policies in-force.


OTHER OPERATING EXPENSES
These expenses, consisting of selling, marketing, distribution and general administrative costs, increased $3 million, or 1% in 1999. As a percentage of consolidated revenues, these expenses remained essentially unchanged at 26% compared to 1998. This is a result of continued cost control, process improvement throughout the Company and lower incentive compensation.

OPERATING PROFIT
Operating profit in Health Care decreased $23 million, or 29%, to $55 million. This decrease was primarily due to a large decline in rental revenue and a $25 million unusual charge related to work force reduction activities, facility closure costs, certain asset impairment charges and other items. The large decrease in rental revenue was primarily due to changes in Medicare Part A reimbursement practices affecting the U.S. long-term care market. 1998 operating profit at Hill-Rom was negatively impacted by a $70 million charge for the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at facilities in Germany and Austria. Excluding these charges in 1999 and 1998, operating profit would have been $80 million in 1999 and $148 million in 1998, or a 46% decrease.
     Operating profit in the Funeral Services Group of $173 million increased $3 million, or 2%, from 1998. At Batesville, operating profit increased significantly in 1999 as a result of increased shipments and improved product mix. During 1999, Batesville incurred a $9 million unusual charge related to the closure of a manufacturing facility. Excluding this charge, Batesville's operating profit would have increased approximately 15%. At Forethought, higher investment income, increased earned premiums and higher capital gains were more than offset by increased expenses, most of which were related to new business development, and an unusual charge of $3 million related to an impaired asset. Excluding the unusual charge incurred by Forethought, operating profit would have decreased 15%. Excluding the unusual charges incurred by both Batesville and Forethought in 1999, Funeral Services Group operating profit would have increased about 9%.
     Consolidated operating profit of $211 million decreased $17 million, or 7%. Excluding the unusual charges discussed above and a $1 million unusual charge at the consolidated company level, consolidated operating profit would have been $249 million in 1999 compared to $298 million in 1998, a 16% decrease.


OTHER INCOME AND EXPENSE
Interest expense was unchanged compared to 1998 as the Company's level of long-term debt was essentially constant. Investment income decreased $3 million primarily due to a lower average balance of cash, cash equivalents and short-term investments throughout 1999. Excluding the gain of $75 million on the sale of Medeco in 1998, other income and expense, net decreased $3 million.

INCOME TAXES
The effective income tax rate was 36.7% for 1999 and 37.0% for 1998. The 1998 tax rate includes the recognition of a tax benefit associated with the discontinuance of manufacturing operations in Germany and Austria. The decrease in the tax rate for 1999 reflects a reduction in state taxes and lower operating losses in Europe.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

SUMMARY
Consolidated net revenues of $2,001 million increased $225 million, or 13%, in 1998. Operating profit of $228 million was down 14%. Net income increased 17% to $184 million, and earnings per share increased 20% to $2.73.
     Excluding the unusual items discussed in the remainder of this paragraph, operating profit increased 13% and net income increased 14%. 1998 results reflect income of $47 million, net-of-tax, ($.70 per share) relative to the sale of Medeco. The Company also recorded unusual charges totaling $42 million, net-of-tax, ($.62 per share). The charges include the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria; tax benefits related to the write-off of the Company's investments in Germany and Austria; and provisions for certain income tax exposures.

NET REVENUES
Health Care sales of $721 million increased $179 million, or 33%, due to the effect of acquisitions and good market acceptance of the TotalCare(R) bed and increased unit volume of architectural, communication, procedural and maternal/infant care products in Hill-Rom's U.S. acute care market. Shipments of the Resident(R) LTC bed also increased as it continued to experience good market acceptance. Unit volume and revenues increased slightly in Hill-Rom's European market, partially offset by unfavorable currency adjustments. Excluding the sales effect from the purchase of Air-Shields, Inc. (Air-Shields) and MEDAES Holdings, Inc. (MEDAES), sales increased 11%.
     Health Care rental revenue grew $25 million, or 7%. In the U.S. long-term care market, rental revenues were down slightly year over year mainly due to the effect of a change in Medicare Part A patient reimbursement practices effective July 1, 1998. Overall, higher volume was offset by lower rates and product mix in the long-term care market. The U.S. home care market experienced slightly higher revenues as unit growth from new and higher end products was partially offset by lower overall rates. In the U.S. acute care market, rental revenues were up year over year due to higher volume from new products which was partially offset by lower rates and product mix. Rental revenues in Europe increased slightly in nearly all markets, but were largely offset by unfavorable currency adjustments.
     Funeral Services sales decreased $4 million, or 1% due to lower product mix partially offset by increased shipments of hardwood and cremation products. Batesville's unit volume growth was accomplished in a market that is currently flat for casketed deaths.
     Insurance revenues grew $44 million or 17%. Investment income accounted for approximately $18 million of the increase while earned premium revenue accounted for about $14 million. Investment income grew mainly because of the increased size of the investment portfolio. Earned premium revenue increased mainly due to increased policies in-force year over year. Forethought's policy sales declined nearly 9% in 1998 primarily due to several funeral home consolidators recently acquiring or starting preneed insurance operations in order to supply their customers policies. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. Forethought's trust business did not have a significant revenue impact in 1998 or in prior years.

GROSS PROFIT
Gross profit on Health Care sales increased $62 million, or 25%, to $307 million, due primarily to increased shipments in Hill-Rom's U.S. markets. As a percentage of sales, gross profit declined from 45% in 1997 to 43% in 1998 primarily due to the integration of Air-Shields and MEDAES which have lower margins compared to other Health Care products. Shipments of higher value products, continued improvements in direct material, labor and overhead costs, leveraging of fixed manufacturing expenses in the United States and decreased shipments of lower margin European products helped to partially offset the lower gross profit margins of Air-Shields and MEDAES.
     Gross profit on Health Care rentals of $162 million was up $19 million, or 13%. As a percentage of sales, gross profit improved to 40% in 1998 compared to 38% in 1997. This increase reflects the increased unit volume experienced in all U.S. markets, continued process improvements and cost control.
     Gross profit on Funeral Services sales of $260 million decreased $4 million, or 2%, in 1998. As a percentage of sales, gross profit remained essentially unchanged at 48%. This comparison reflects the mix change in Batesville's year to year sales discussed above. Even with increased unit volume and lower overall pricing, gross profit as a percent of sales remained unchanged due to process improvements and cost controls.
     Profit before other operating expenses in insurance operations increased $20 million, or 36%, to $76 million, in 1998 due to higher investment income (with minimal corresponding direct cost), profits earned on the larger base of policies in-force, net gains on the sale of investments and continued control of direct administrative expenses. These items were partially offset by an increase in death benefits paid and reserved due to the larger base of policies in-force.

OTHER OPERATING EXPENSES
These expenses, consisting of selling, marketing, distribution and general administrative costs, increased $59 million, or 13% in 1998. As a percentage of consolidated revenues, these expenses remained essentially unchanged at 26% in 1997 and 1998. This is a result of continued cost control and process improvement throughout the Company.

OPERATING PROFIT
Operating profit in Health Care decreased $52 million, or 40%, to $78 million. This decrease is mainly due to a $70 million charge for the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria. Excluding this charge, operating profit would have been $148 million in 1998, or a 14% increase, due to increased sales of higher value products in the U.S. acute care market and an increase in rental revenues partially offset by higher incentive compensation and commission expenses.
     Operating profit in the Funeral Services Group of $170 million increased $10 million, or 6%, from 1997. At Batesville, operating profit decreased slightly in 1998 as increased casket and cremation volume was offset by lower pricing on an unfavorable product mix. Operating expenses remained essentially unchanged. At Forethought, higher investment income, increased capital gains and cost controls helped to increase operating profit.
     Consolidated operating profit of $228 million decreased $36 million, or 14%. Excluding the unusual charges discussed above, consolidated operating profit would have been $298 million, a 13% increase. A decrease in corporate expenses in 1998 contributed to the growth in operating profit.

OTHER INCOME AND EXPENSE
Interest expense increased due to additional long-term debt associated with the addition of $100 million in debentures issued in December 1997. Investment income grew slightly due to a higher earnings rate on investments partially offset by lower levels of cash, cash equivalents and short-term investments. Excluding the gain of $75 million on the sale of Medeco, other income and expense, net was unchanged year to year.

INCOME TAXES
The effective income tax rate was 37.0% for 1998 and 39.4% for 1997. The recognition of a tax benefit relating to the discontinuance of manufacturing operations in Germany and Austria contributed to the lower tax rate in 1998.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS
Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at November 27, 1999 decreased $127 million to $170 million compared to November 28, 1998, mainly due to business acquisitions, the purchase of treasury stock, capital expenditures, repayment of loans totaling $44 million related to the Corporate-Owned Life Insurance program and the payment of cash dividends partially offset by cash generated from operating activities.


OPERATING ACTIVITIES
Net cash generated by operating activities of $150 million in 1999 decreased $23 million compared to the $173 million generated in 1998. Contributing to the decrease were lower earnings, a decrease in depreciation, amortization and write-down of intangibles and unfavorable movements in most components of working capital.
     The decrease in depreciation, amortization and write-down of intangibles is due to the unusual charge of $43 million to write-off the goodwill associated with the discontinuance of manufacturing facilities in Germany and Austria in 1998 combined with lower actual depreciation and amortization expense in 1999 resulting from the closure of these two facilities and a decrease in the manufacture of new rental units. The adverse changes in working capital are partially due to strong fourth quarter shipments at Batesville and slower collections from Medicare intermediaries and insurance at Hill-Rom which resulted in higher receivables. This also caused consolidated days revenues outstanding to increase to 86 in 1999 compared to 76 in 1998. The increase in other current assets is mainly due to increased deferred taxes and the decrease in accrued expenses relates to lower incentive compensation in 1999.


INVESTING ACTIVITIES
Net cash used in investing activities decreased from $446 million to $287 million in 1999. This decrease is primarily due to fewer acquisitions in 1999, lower capital expenditures and favorable effects of investment activities at Forethought.
     Forethought invests the cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity in 1999, 1998 and 1997 resulted in net gains.

FINANCING ACTIVITIES
The Company's long-term debt-to-total capital ratio was 26% at year-end 1999 compared with 24% at year-end 1998. This increase was primarily due to decreases in the Company's equity resulting from the purchase of treasury stock, a decrease in accumulated other comprehensive income and the payment of normal dividends partially offset by current year earnings.
     Quarterly cash dividends per share were $.165 in 1997, $.18 in 1998 and $.195 in 1999. An additional increase to $.20 per quarter was approved by the Board of Directors in January 2000.

INSURANCE ASSETS AND LIABILITIES
Insurance assets of $3,091 million grew 9.1% over the past year. Cash and invested assets of $2,311 million constitute 74.8% of the assets. The investments are concentrated in U.S. Treasuries and agencies and high-grade corporate bonds. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $2,132 million. Statutory reserves represent 62% of the face value of insurance in-force. Forethought Life Insurance Company made a $14 million dividend payment in 1998 to Hillenbrand Industries. The statutory capital and surplus as a percent of statutory liabilities of Forethought was 11% and 8% at December 31, 1999 and 1998, respectively. The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax cost, which partially offsets the deferred tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax benefit remained essentially unchanged in 1999 and 1998.

SHAREHOLDERS' EQUITY
Cumulative treasury stock acquired in open market and private transactions increased to 18,322,467 shares in 1999, up from 15,067,167 shares in 1998. As of year end the Company currently has Board of Directors' authorization to repurchase up to a total of 19,289,067 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 42,956 shares, net of shares converted to cash to pay withholding taxes, were reissued in 1999 to individuals under the provisions of the Company's various stock-based compensation plans.

OTHER ISSUES

ACCOUNTING STANDARDS
The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this Standard is not expected to have a material effect on the Company's consolidated financial statements. The Company is required to adopt the Standard not later than the first quarter of fiscal 2001.

UNUSUAL CHARGES
On November 23, 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999, all of which is reflected within the Unusual charges line of the Statement of Consolidated Income. As of year-end, essentially no spending had occurred relative to the $19 million cash component of this charge.
     Included in the cost-cutting actions announced at Hill-Rom was the reduction of 350 employees, about 5% of its work force, in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe to eliminate redundant operations. With respect to the employee head count reduction, most affected employees will be administrative personnel and the actions will be completed within the next nine months. The facility closures are also expected to occur on a similar timeline, but certain aspects of the closure and disposal activities could take longer. Estimated costs for the work force and facility closure actions are estimated at $8 million and $3 million, respectively. These actions were precipitated by adverse customer reaction to continued changes in Medicare reimbursement practices which have resulted in the postponement or cancellation of capital goods orders by many of Hill-Rom's customers.
     The unusual charge also includes a total of $10 million relative to asset impairments. This charge included the write-down of a small Hill-Rom investment in a non-core business currently being held for sale and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations. Asset impairment charges were determined based upon projected future cash flows, independent appraisals and sales activities, market assessments and management estimates of losses to be incurred upon disposition of the affected assets.
     The remaining component of the fourth quarter of 1999 unusual charge relates to the estimated $8 million cost of a field corrective action to be taken for a previously acquired product line. The action will involve the replacement of certain key components of the product aimed at enhancing the overall effectiveness and safety of the product. This action is expected to be completed within the next six months, but could take longer depending on the availability of necessary components and other requirements.
     In March 1999, Batesville announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.
     The closure of the Campbellsville manufacturing plant necessitated a $9 million unusual charge in the second quarter of 1999. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal. Additional charges in the plan included $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. This charge was reflected within the Unusual charges line of the Statement of Consolidated Income.
     As of November 27, 1999, manufacturing operations had been discontinued at the plant and production successfully relocated. Nearly all severance and employee benefit costs and estimated plant closing costs had been incurred, with no adjustments being made to such reserves through year end. The disposition of property, plant and equipment is targeted to be completed within the next six months, but could take longer.

     In August 1998, the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company reduced its fixed costs and aligned manufacturing, distribution, sales and administrative functions with anticipated demand. These actions resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.
     The plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million. This charge, with the exception of the inventory component which was recorded in cost of goods sold, was reflected within the Unusual charges line of the Statement of Consolidated Income.
     As of November 27, 1999, manufacturing operations have been discontinued in Germany and Austria. Nearly all of the severance and employee benefit costs and $5 million in other plant closing costs were incurred through 1999. During 1999, approximately $2 million of the provision for other plant closing costs was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.
     The disposition of the plant in Germany is targeted to be completed within the next three months, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999.
     In addition to costs accrued under the above outlined plans, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville were incurred. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.
     The reserve balances for the above plans included in other current liabilities approximated $21 million and $17 million as of November 27, 1999 and November 28, 1998, respectively.

ENVIRONMENTAL MATTERS
Hillenbrand Industries is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Compliance with other current governmental provisions relating to protection of the environment are not expected to materially affect the Company's capital expenditures, earnings or competitive position. Further changes in environmental law might affect the Company's future operations, capital expenditures and earnings; however, the cost of complying with these provisions, if any, is not known.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Legislative changes phased in beginning July 1, 1998 have had and will continue to have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.
     Cuts in Medicare funding mandated by the Balanced Budget Act of 1997 (BBA) have had and could continue to have an adverse effect on the Company's health care sales derived from the acute-care market.
     The Company has been notified by the Health Care Financing Administration
(HCFA) that it may review the coding for some of the Company's Home Care rental products. Depending on the outcome of any decision there could be a dampening effect on the Company's future rental revenue derived from Medicare patients in the home care market.
     The market for casketed deaths is expected to remain flat for the foreseeable future. Batesville Casket has been able to increase its share of this market, as well as the growing cremation market, by providing innovative products and marketing programs for its funeral director customers.

YEAR 2000 DATE CONVERSION
Many computer programs used only two digits to identify years. These programs were designed without consideration for the effect of the change in century, and if not corrected, could have failed or created erroneous results at the year 2000. Essentially all of the Company's information technology-based systems, as well as many non-information based systems, were potentially affected by the Year 2000 issue.
     In order to prepare for the Year 2000 issue, the Company implemented the following remediation plan for technology-based systems:

1. Identification of all applications and hardware with potential Year 2000 issues.
2. For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item.
3.  Implementation of the specific action plan.
4.  Test each application upon completion.
5. Place the new process into production and conduct systems integration testing.

     The Company successfully implemented the above remediation plan for all affected information technology-based systems and other remediation plans related to non-Management Information Systems and to products sold before the turn of the century. Following the arrival of the Year 2000, the Company has not experienced any problems with devices and raw materials manufactured and/or supplied by third parties. There was no interruption in the Company's ability to build and deliver its products and transact business with its suppliers and customers. The Company has received no notifications from customers regarding Year 2000 issues related to products it has sold. The Company continues to monitor its systems, suppliers and products for any unanticipated issues that may not yet have manifested.
     The total cost to the Company of achieving Year 2000 compliance is estimated to be approximately $9 million. All costs related to achieving Year 2000 compliance are based on management's best estimates.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.
     The Company's insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade corporate bonds and U.S. agencies and treasuries with predominantly fixed interest rates. The portfolio is managed in accordance with the Company's objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity in order to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as "available for sale" and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at November 27, 1999, and November 28, 1998, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $111 and $77 million, respectively, over a twelve-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.
     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at November 27, 1999, movements in currency rates would not materially affect the financial position of the Company.

---------------------------------------------------------------------------------------------------------------------------
KEY FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------
                                                            1999         1998         1997          1996         1995
---------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
---------------------------------------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
       income (EBIT) to revenues                              11           16           16            15           12
% Pretax, preinterest expense,
       pre-depreciation and amortization
       expense, income (EBITDA) to
       revenues  (a)                                          16           23           22            21           20
% Net income to revenues                                       6            9            9             8            6
% Income taxes to pretax income                               37           37           39            40           47
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------
% Long-term debt-to-total capital                             26           24           19            21           22
% Total debt-to-total capital                                 31           29           24            28           26
Current assets/current liabilities  (b)                      2.1          2.3          2.3           2.2          2.1
Working capital turnover  (b) (c)                            7.0          9.1         15.4          13.6          8.6
---------------------------------------------------------------------------------------------------------------------------
PROFITABILITY
---------------------------------------------------------------------------------------------------------------------------
% Return on total capital                                     11           15           14            14            9
% Return on average shareholders' equity                      13           21           20            19           13
---------------------------------------------------------------------------------------------------------------------------
ASSET TURNOVER
---------------------------------------------------------------------------------------------------------------------------
Revenues/inventories  (b)                                   15.0         16.1         19.1          15.3         12.9
Revenues/receivables  (b)                                    4.1          4.3          4.5           5.1          4.6
---------------------------------------------------------------------------------------------------------------------------
STOCK MARKET
---------------------------------------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)                                 19           21           20            18           25
Year-end price/book value                                    2.8          4.1          3.4           3.3          3.1
---------------------------------------------------------------------------------------------------------------------------
(a)   EBITDA is the sum of operating profit, investment income, other income and expense and depreciation and amortization expense including the write-down of intangibles. The Company's EBITDA, which represents a non-GAAP measure of cash flow, may not be comparable to other companies EBITDA due to differences in the calculation.
(b)   Excludes insurance operations.
(c)   Excludes cash.
===========================================================================================================================

CONSOLIDATED INCOME STATEMENT COMPARISON
---------------------------------------------------------------------------------------------------------------------------
                                                        Fiscal Year                                Percent Change
---------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                         1999         1998         1997        1999/98         1998/97      1997/96
---------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Health Care sales                    $    766     $    748      $   588            2%             27%           4%
     Health Care rentals                       324          403          378          (20%)             7%           1%
     Funeral Services sales                    602          541          545           11%             (1%)          4%
     Insurance revenues                        355          309          265           15%             17%          21%
---------------------------------------------------------------------------------------------------------------------------
Total revenues                            $  2,047      $ 2,001      $ 1,776            2%             13%           5%
---------------------------------------------------------------------------------------------------------------------------
Gross profit:
     Health Care sales                    $    314     $    320      $   266           (2%)            20%          14%
     Health Care rentals                        88          162          143          (46%)            13%           2%
     Funeral Services sales                    292          260          264           12%             (2%)          7%
     Insurance revenues                         82           76           56            8%             36%          51%
---------------------------------------------------------------------------------------------------------------------------
Total gross profit                             776          818          729           (5%)            12%          11%
Other operating expenses                       527          524          465            1%             13%          10%
Unusual charges                                (38)         (66)           -            N/A            N/A          N/A
---------------------------------------------------------------------------------------------------------------------------
Operating profit                               211          228          264           (7%)           (14%)         12%
Other (expense) income, net                    (16)          65           (5)          N/A             N/A         (67%)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     195          293          259          (33%)            13%          11%
Income taxes                                    71          109          102          (35%)             7%          10%
---------------------------------------------------------------------------------------------------------------------------
Net income                                $    124     $    184      $   157          (33%)            17%          12%
---------------------------------------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                             PAGE
Financial Statements:

         Report of Independent Accountants                                                    23
         Statements of Consolidated Income for the three years ended
            November 27, 1999                                                                 24
         Consolidated Balance Sheets at November 27, 1999 and November 28, 1998               25
         Statements of Consolidated Cash Flows for the three years ended
            November 27, 1999                                                                 27
         Statements of Consolidated Shareholders' Equity for the three years ended
            November 27, 1999                                                                 28
         Notes to Consolidated Financial Statements                                           29
         Financial Statement Schedule for the three years ended November 27, 1999:
            Schedule II   - Valuation and Qualifying Accounts                                 51

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at November 27, 1999 and November 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 11, 2000

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions except per share data)


--------------------------------------------------------------------------------------------------
                                                 NOVEMBER 27,       November 28,      November 29,
Year Ended                                          1999                1998              1997
--------------------------------------------------------------------------------------------------
NET REVENUES
     Health Care sales                            $        766      $        748      $        588
     Health Care rentals                                   324               403               378
     Funeral Services sales                                602               541               545
     Insurance revenues                                    355               309               265
--------------------------------------------------------------------------------------------------
Total revenues                                           2,047             2,001             1,776
--------------------------------------------------------------------------------------------------
COST OF REVENUES
     Health Care cost of goods sold                        452               428               322
     Health Care rental expenses                           236               241               235
     Funeral Services cost of goods sold                   310               281               281
     Insurance cost of revenues                            273               233               209
--------------------------------------------------------------------------------------------------
Total cost of revenues                                   1,271             1,183             1,047
Other operating expenses                                   527               524               465
Unusual charges (Note 5)                                   (38)              (66)                -
--------------------------------------------------------------------------------------------------
OPERATING PROFIT                                           211               228               264
Other income (expense), net:
   Interest expense                                        (27)              (27)              (21)
   Investment income, net                                   16                19                18
   Other (Note 4)                                           (5)               73                (2)
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 195               293               259
Income taxes                                                71               109               102
--------------------------------------------------------------------------------------------------
NET INCOME                                        $        124      $        184      $        157
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
BASIC AND DILUTED NET INCOME PER COMMON SHARE     $       1.87      $       2.73      $       2.28
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                        $        .78      $        .72      $        .66
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         66,295,770        67,577,803        68,796,439
--------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)


-----------------------------------------------------------------------------------
                                                       NOVEMBER 27,    November 28,
                                                          1999             1998
-----------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------
CURRENT ASSETS
Cash, cash equivalents and short-term investments         $  170         $  297
Trade accounts receivable, less allowances of
   $54 in 1999 and $29 in 1998                               413            392
Inventories                                                  113            105
Other                                                         86             64
-----------------------------------------------------------------------------------
Total current assets                                         782            858
-----------------------------------------------------------------------------------

EQUIPMENT LEASED TO OTHERS                                   273            288
  Less accumulated depreciation                              204            207
-----------------------------------------------------------------------------------
Equipment leased to others, net                               69             81
-----------------------------------------------------------------------------------

PROPERTY                                                     624            662
  Less accumulated depreciation                              426            441
-----------------------------------------------------------------------------------
Property, net                                                198            221
-----------------------------------------------------------------------------------

OTHER ASSETS
Intangible assets at amortized cost:
  Patents and trademarks                                      19             20
  Excess of cost over net asset values of
    acquired companies (Note 3)                              159            164
  Other                                                       14             14
Deferred charges and other assets                            101             89
-----------------------------------------------------------------------------------
Total other assets                                           293            287
-----------------------------------------------------------------------------------

INSURANCE ASSETS (NOTE 13)
Investments                                                2,311          2,204
Deferred acquisition costs                                   584            536
Deferred income taxes                                         79             34
Other                                                        117             59
-----------------------------------------------------------------------------------
Total insurance assets                                     3,091          2,833
-----------------------------------------------------------------------------------
TOTAL ASSETS                                              $4,433         $4,280
-----------------------------------------------------------------------------------


------------------------------------------------------------------------------------
                                                          NOVEMBER 27,  November 28,
                                                             1999          1998
------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term debt (Notes 6 and 9)                             $    52       $    60
Current portion of long-term debt (Notes 6 and 9)                 -             1
Trade accounts payable                                           80            69
Income taxes payable (Note 11)                                   22            27
Accrued compensation                                             53            73
Other                                                           164           145
------------------------------------------------------------------------------------
Total current liabilities                                       371           375
------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTES 6 AND 9)                                  302           303
------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES (NOTE 7)                             68            81
------------------------------------------------------------------------------------
DEFERRED INCOME TAXES (NOTES 1 AND 11)                            3             4
------------------------------------------------------------------------------------

INSURANCE LIABILITIES (NOTE 13)
Benefit reserves                                              2,092         1,856
Unearned revenue                                                719           674
General liabilities                                              40            30
------------------------------------------------------------------------------------
Total insurance liabilities                                   2,851         2,560
------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             3,595         3,323
------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 15)
------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (NOTES 7 AND 8)
------------------------------------------------------------------------------------
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 1999 and 1998                     4             4
Additional paid-in capital                                       24            20
Retained earnings (Note 6)                                    1,293         1,221
Accumulated other comprehensive (loss) income (Note 1)          (38)           45
Treasury stock, at cost: 1999 - 16,777,137 shares;
    1998 - 13,564,793 shares                                   (445)         (333)
------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                      838           957
------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 4,433       $ 4,280
------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)


------------------------------------------------------------------------------------------------------
                                                              NOVEMBER 27,  November 28,  November 29,
Year Ended                                                       1999          1998          1997
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                     $ 124        $ 184        $ 157
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation, amortization and write-down of intangibles          98          149          102
   Change in noncurrent deferred income taxes                        (2)          (3)         (12)
   Gain on sale of business                                           -          (75)           -
   Change in working capital excluding cash, current
     debt, acquisitions and dispositions:
     Trade accounts receivable                                      (18)         (36)         (46)
     Inventories                                                     (6)          (2)          17
     Other current assets                                           (21)           2            -
     Trade accounts payable                                          10          (12)          21
     Accrued expenses and other liabilities                          (6)         (14)          32
   Change in insurance deferred policy acquisition costs            (48)         (63)         (67)
   Change in other insurance items, net                              50           48           35
   Other, net                                                       (31)          (5)           7
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           150          173          246
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Capital expenditures                                             (79)         (88)         (85)
   Proceeds on disposal of fixed assets and equipment
      leased to others                                                4           10            1
   Acquisitions of businesses, net of cash acquired                 (54)        (188)           -
   Other investments                                                 (4)         (11)          (4)
   Proceeds on sale of business                                       -           64            -
   Insurance investments:
      Purchases                                                    (797)        (746)        (721)
      Proceeds on maturities                                        177          168          112
      Proceeds on sales                                             466          345          358
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (287)        (446)        (339)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Additions to short-term debt                                      12           39           10
   Reductions to short-term debt                                    (13)         (13)         (15)
   Additions to long-term debt                                        -          101            -
   Reductions to long-term debt                                      (1)          (1)          (2)
   Payment of cash dividends                                        (52)         (48)         (45)
   Treasury stock acquired                                         (113)         (85)         (13)
   Insurance premiums received                                      488          495          514
   Insurance benefits paid                                         (309)        (282)        (256)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            12          206          193
------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                              (2)           -           (2)
------------------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                                   (127)         (67)          98
CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS
   At beginning of year                                             297          364          266
------------------------------------------------------------------------------------------------------
   At end of year                                                 $ 170        $ 297        $ 364
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(Dollars in millions)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          Other
                                              Common     Additional       Retained    Comprehensive       Treasury
                                               Stock   Paid-in-Capital    Earnings     (Loss) Income         Stock      Total
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1996                   $  4           $18          $   973          $ 31           $(235)        $ 791
Comprehensive Income
    Net income                                   -             -              157             -               -           157
    Foreign currency translation adjustment      -             -                -           (13)              -           (13)
    Net change in unrealized gain (loss) on
      available for sale securities              -             -                -            13               -            13
                                                                                                                        -----
Total comprehensive income                                                                                                157
Dividends                                        -             -              (45)            -               -           (45)
Treasury shares acquired (290,395)               -             -                -             -             (13)          (13)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 29, 1997                     4            18            1,085            31            (248)          890
Comprehensive Income
    Net income                                   -             -              184             -               -           184
    Foreign currency translation adjustment      -             -                -            (4)              -            (4)
    Net change in unrealized gain (loss) on
       available for sale securities             -             -                -            18               -            18
                                                                                                                        -----
Total comprehensive income                                                                                                198
Dividends                                        -             -              (48)            -               -           (48)
Treasury shares acquired (1,768,100)             -             -                -             -             (85)          (85)
Other                                            -             2                -             -               -             2
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 28, 1998                     4            20            1,221            45            (333)          957
Comprehensive Income
    Net income                                   -             -              124             -               -           124
    Foreign currency translation adjustment      -             -                -            (1)              -            (1)
    Net change in unrealized gain (loss) on
       available for sale securities             -             -                -           (82)              -           (82)
                                                                                                                        -----
Total comprehensive income                                                                                                 41
Dividends                                        -             -              (52)            -               -           (52)
Treasury shares acquired (3,255,300)             -             -                -             -            (113)         (113)
Other                                            -             4                -             -               1             5
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 27, 1999                  $  4           $24          $ 1,293          $(38)          $(445)        $ 838
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies specific to insurance operations are summarized in Note 13.

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

NATURE OF OPERATIONS

Hillenbrand Industries is organized into two groups - the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Medeco Security Locks, Inc. was included in this group prior to its sale in 1998 based upon its relative immateriality. Hill-Rom is a leading manufacturer of patient care products and a leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 53% of Hillenbrand's revenues in 1999. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought). Batesville is a leading producer of protective metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 30% of Hillenbrand's revenues in 1999. Forethought provides funeral homes in 49 U.S. states, the District of Columbia, Puerto Rico and nine Canadian provinces with life insurance policies and marketing support for preneed, inflation-protected funeral planning. It entered the preneed trust market in 1997. Forethought generated 17% of Hillenbrand's revenues in 1999.

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

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments with a maturity at the date of purchase greater than three months or which have no stated maturity are considered short-term investments. All of the Company's short-term investments contain put options or may be freely traded. Cash, cash equivalents and short-term investments at year end consist of the following:

-------------------------------------------------------------------------------
                                                    1999               1998
-------------------------------------------------------------------------------
Cash and cash equivalents                         $   26             $   86
Short-term investments                               144                211
-------------------------------------------------------------------------------
Total                                             $  170             $  297
-------------------------------------------------------------------------------

INVENTORIES

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 52% and 56% of the Company's inventories at November 27, 1999 and November 28, 1998, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at year end consist of the following:

-------------------------------------------------------------------------------
                                                    1999              1998
-------------------------------------------------------------------------------
Finished products                                 $   67             $  58
Work in process                                       31                32
Raw materials                                         15                15
-------------------------------------------------------------------------------
Total                                             $  113             $ 105
-------------------------------------------------------------------------------

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $7 million and $9 million higher than reported at November 27, 1999 and November 28, 1998, respectively.

EQUIPMENT LEASED TO OTHERS

Equipment leased to others primarily represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. The majority of these units are leased on a day-to-day basis.

PROPERTY

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 1999 and 1998 were:

-------------------------------------------------------------------------------
                                                    1999              1998
-------------------------------------------------------------------------------
Land                                              $   17            $   18
Buildings and building equipment                     148               152
Machinery and equipment                              459               492
-------------------------------------------------------------------------------
Total                                             $  624            $  662
-------------------------------------------------------------------------------

INTANGIBLE AND OTHER NON-CURRENT ASSETS

Intangible assets are stated at cost and amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews intangible and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.
     Intangible write-offs approximated $3 million and $43 million in 1999 and 1998, respectively. See Note 5 for additional information.
     Accumulated amortization of intangible assets was $156 million and $150 million as of November 27, 1999 and November 28, 1998, respectively.

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

EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in the first quarter of 1998. SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. For all years presented, anti-dilutive stock options were excluded in the calculation of dilutive earnings per share.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1999. The adoption of this Standard did not affect the Company's financial position or results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Due to this change, certain balance sheet reclassifications have been made in order for previously reported amounts to conform to the SFAS No. 130 presentation.
     The composition of accumulated other comprehensive (loss) income at November 27, 1999 and November 28, 1998 is the cumulative adjustment for unrealized losses or gains on available-for-sale securities, mainly relating to the insurance portfolio, of ($30) and $52 million, respectively, and the foreign currency translation adjustment of ($8) and ($7) million, respectively.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages companies to adopt a fair-value approach to valuing stock-based compensation. The Company has elected, as permitted by the Standard, to continue to follow its intrinsic value-based method of accounting for its stock-based compensation plans consistent with the provisions of APB No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosure provisions associated with SFAS No. 123 in Note 7.

INCOME TAXES

The Company and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations are primarily translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income, but included as a component of comprehensive income. Foreign currency gains and losses resulting from foreign currency transactions are included in results of operations and are not material.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's presentation.

ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this Standard is not expected to have a material effect on the Company's consolidated financial statements. The Company is required to adopt the Standard not later than the first quarter of fiscal 2001.

2.   RETIREMENT PLANS

The Company and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. The Company contributes funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee's level of compensation during specific periods of employment.
     Effective November 27, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Standard revised disclosure requirements for employers' pensions and other retiree benefits as presented below. Implementation of this Standard did not affect the Company's financial position or results of operations.

     The components of net pension expense in the United States are as follows:

-------------------------------------------------------------------------------
                                               1999         1998       1997
-------------------------------------------------------------------------------

Service cost                                 $    11      $    8     $    8

Interest cost                                     11          10          9

Expected return on plan assets                   (11)        (10)       (10)

-------------------------------------------------------------------------------
Net pension expense                          $    11      $    8     $    7
-------------------------------------------------------------------------------

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets at November 27, 1999 and November 28, 1998 for the Company's domestic defined benefit retirement plans were as follows:


                                                                    NOVEMBER 27,    November 28,
                                                                       1999            1998
------------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at beginning of year                           $161            $135
     Service cost                                                        11               8
     Interest cost                                                       11              10
     Amendments                                                           -               1
     Actuarial (gain)/loss                                              (18)             11
     Benefits paid                                                       (4)             (4)
     --------------------------------------------------------------------------------------------
     Benefit obligation at end of year                                  161             161
     --------------------------------------------------------------------------------------------

Change in plan assets:
     Fair value of plan assets at beginning of year                     144             124
     Actual (loss)/return on plan assets                                 (9)             16
     Employer contributions                                               9               8
     Benefits paid                                                       (4)             (4)
     --------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                           140             144
     --------------------------------------------------------------------------------------------
     Funded status                                                      (21)            (17)
     Unrecognized net actuarial gain                                     (8)            (11)
     Unrecognized prior service cost                                      2               3
     --------------------------------------------------------------------------------------------
     Accrued benefit cost                                              $(27)           $(25)
     --------------------------------------------------------------------------------------------

The weighted-average assumptions used in accounting for the domestic pension plans are as follows:

-------------------------------------------------------------------------------
                                               1999       1998       1997
-------------------------------------------------------------------------------
Discount rate                                  7.75%      7.25%      7.5%
Expected rate of return on plan assets         8.0%       8.0%       8.0%
Rate of compensation increase                  5.5%       5.5%       5.5%
-------------------------------------------------------------------------------

     All of the Company's domestic pension plans had projected benefit obligations in excess of plan assets as of November 27, 1999 and November 28, 1998.
     In addition to the above plans, the Company assumed the unfunded liabilities of a defined benefit plan in a German acquisition in 1994. The unfunded benefit obligation of this plan, included in accrued expenses, was $10 million on November 27, 1999 and $11 million on November 28, 1998. Pension expense was negligible in 1999 and 1998 and was $1 million in 1997.
     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5 million in 1999, $6 million in 1998 and $5 million in 1997.

3. ACQUISITIONS

On July 30, 1999, Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room, for approximately $28 million, including costs of acquisition and the assumption of certain liabilities totaling approximately $1 million. If the purchased entity achieves certain financial milestones by the end of January 2003, the Company could make additional payments. This acquisition has been accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, based on the Company's preliminary purchase price allocation, was approximately $23 million which is being amortized on a straight-line basis over 20 years.
     On December 31, 1998, Forethought Life Insurance Company, a wholly owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for approximately $31 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $3 million which is being amortized on a straight-line basis over 20 years.
     On June 4, 1998, Forethought Financial Services purchased Chrysler Life Insurance Company for approximately $14 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, which were primarily state insurance licenses, was approximately $4 million which is being amortized on a straight-line basis over 40 years.
     On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems for $62 million, including costs of acquisition, and the assumption of certain liabilities totaling $16 million. This acquisition was accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $50 million which is being amortized on a straight-line basis over 20 years.
     On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for $93 million, net of cash acquired and including costs of acquisition, and the assumption of certain liabilities totaling $22 million. This acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $53 million which is being amortized on a straight-line basis over 20 years. In the second quarter of 1999, the final purchase price for this acquisition was negotiated, resulting in a $5 million reduction in the excess of the purchase price over the fair value of net assets acquired.

     Hill-Rom, Batesville and the Company each acquired one small company during 1998 in addition to those outlined above. The combined purchase price of these companies was approximately $14 million, net of cash acquired.
     Assuming the two fiscal 1999 acquisitions had occurred November 30, 1997, and all fiscal 1998 acquisitions had occurred December 1, 1996, unaudited fiscal 1997 pro forma consolidated net revenue would have increased by approximately $150 million, and net income and earnings per share would have decreased by less than 5%. Unaudited fiscal 1998 and 1999 pro forma revenue, net income and earnings per share would not have been materially different from reported amounts. Such unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place on those dates, nor is it indicative of the results that may occur in the future.

4. DISPOSITION

On July 1, 1998, the Company sold its high security and access control business, Medeco Security Locks, Incorporated, to Assa Abloy AB. The Company recorded an after-tax gain of approximately $47 million in the third quarter. Results for Medeco were included in the Health Care Group through the date of disposition and did not have a material effect on the results of that group or the Company's consolidated earnings, cash flows and financial position. The gain on the sale of Medeco is classified within the Other line under Other income (expense), net in the Statement of Consolidated Income.

5. UNUSUAL CHARGES

On November 23, 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999, all of which is reflected within the Unusual charges line of the Statement of Consolidated Income. As of year-end, essentially no spending had occurred relative to the $19 million cash component of this charge.
     Included in the cost-cutting actions announced at Hill-Rom was the reduction of 350 employees, about 5% of its work force, in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe to eliminate redundant operations. With respect to the employee head count reduction, most affected employees will be administrative personnel and the actions will be completed within the next nine months. The facility closures are also expected to occur on a similar timeline, but certain aspects of the closure and disposal activities could take longer. Estimated costs for the work force and facility closure actions are estimated at $8 million and $3 million, respectively. These actions were precipitated by adverse customer reaction to continued changes in Medicare reimbursement practices which have resulted in the postponement or cancellation of capital goods orders by many of Hill-Rom's customers.
     The unusual charge also includes a total of $10 million relative to asset impairments. This charge included the write-down of a small Hill-Rom investment in a non-core business currently being held for sale and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations. Asset impairment charges were determined based upon projected future cash flows, independent appraisals and sales activities, market assessments and management estimates of losses to be incurred upon disposition of the affected assets.
     The remaining component of the fourth quarter of 1999 unusual charge relates to the estimated $8 million cost of a field corrective action to be taken for a previously acquired product line. The action will involve the replacement of certain key components of the product aimed at enhancing the overall effectiveness and safety of the product. This action is expected to be completed within the next six months, but could take longer depending on the availability of necessary components and other requirements.

     In March 1999, Batesville announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.
     The closure of the Campbellsville manufacturing plant necessitated a $9 million unusual charge in the second quarter of 1999. The non-cash component consisted of a $5 million write-down of property, plant and equipment which was determined based upon independent assessments, market appraisals and management estimates of losses to be incurred upon the disposition of the Campbellsville facility and surplus equipment. Property, plant and equipment to be disposed of have an adjusted fair market value of approximately $5 million, not including costs of disposal. Additional charges in the plan included $3 million for severance and employee benefit costs and $1 million of other estimated plant closing costs. This charge was reflected within the Unusual charges line of the Statement of Consolidated Income.
     As of November 27, 1999, manufacturing operations had been discontinued at the plant and production successfully relocated. Nearly all severance and employee benefit costs and estimated plant closing costs had been incurred, with no adjustments being made to such reserves through year end. The disposition of property, plant and equipment is targeted to be completed within the next six months, but could take longer.
     In August 1998, the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria to permit the Company to more efficiently meet the needs of its customers and improve profitability. Under the plan, the Company reduced its fixed costs and aligned manufacturing, distribution, sales and administrative functions with anticipated demand. These actions resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.
     The plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included a $43 million write-off of German subsidiary goodwill, $7 million for the write-down of property, plant and equipment held for sale and $3 million for obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million. This charge, with the exception of the inventory component which was recorded in cost of goods sold, was reflected within the Unusual charges line of the Statement of Consolidated Income.
     As of November 27, 1999, manufacturing operations have been discontinued in Germany and Austria. Nearly all of the severance and employee benefit costs and $5 million in other plant closing costs were incurred through 1999. During 1999, approximately $2 million of the provision for other plant closing costs was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.
     The disposition of the plant in Germany is targeted to be completed within the next three months, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999.
     In addition to costs accrued under the above outlined plans, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville were incurred. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.
     The reserve balances for the above plans included in other current liabilities approximated $21 million and $17 million as of November 27, 1999 and November 28, 1998, respectively.

6. FINANCING AGREEMENTS

The Company's various financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness.

Long-term debt consists of the following:


--------------------------------------------------------------------------------------
                                                           NOVEMBER 27,   November 28,
                                                              1999           1998
--------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011          $100            $100

Unsecured 7% debentures due on February 15, 2024              100             100

Unsecured 6 3/4% debentures due on December 15, 2027          100             100

Government-sponsored bond with an interest rate of 5.0%
    and maturities to 2008                                      2               2

Other                                                           -               2
--------------------------------------------------------------------------------------

Total                                                         302             304

Less current portion                                            -               1
--------------------------------------------------------------------------------------

Total long-term debt                                         $302            $303
--------------------------------------------------------------------------------------

     Scheduled payments on long-term debt as of November 27, 1999 total less than $1 million in each of the years 2000 through 2004.
     Short-term debt consists of borrowings under various lines of credit maintained for foreign subsidiaries. The weighted average interest rate on all short-term borrowings outstanding as of November 27, 1999 and November 28, 1998 was approximately 4.0%.
     At November 27, 1999, the Company had uncommitted credit lines totaling $88 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

7.   STOCK-BASED COMPENSATION

At November 27, 1999, the Company has four active stock-based compensation programs; the Senior Executive Compensation Program, the Performance Compensation Plan, the 1996 Stock Option Plan and the Hillenbrand Industries Stock Award Program which are described below. These programs are administered by the Compensation Committee of the Board of Directors. All shares issued under these programs are valued at market trading prices.
     The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual payments of common stock of the Company to participants contingent on their continued employment and upon achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 1,044,425 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through November 27, 1999, were 155,961. In addition, the Senior Executive Compensation Program mandates and or provides for participants to defer payment of long-term performance shares earned in prior years. A total of 239,777 shares are deferred of which 210,381 are vested and payable as of November 27, 1999. The fair value of common stock granted under this program was $57.94, $44.56 and $36.88 per share in 1999, 1998 and 1997, respectively.
     Under the Performance Compensation Plan, key employees are awarded tentative performance shares based upon achievement of performance targets. A total of 1,288,897 shares of common stock remain reserved for issuance under this plan as of November 27, 1999. No shares have been awarded under this plan since 1993. This plan will terminate on November 30, 2001.

     Under the 1996 Stock Option Plan, key employees and directors are granted the opportunity to acquire the Company's common stock. Under the terms of the plan, options may be either incentive or non-qualified. Stock appreciation rights may be awarded in conjunction with either an incentive stock option or non-qualified stock option. The exercise price per share shall be the average fair market price of the common stock on the date of the grant. Options granted to employees vest one-third on each of the first three anniversaries of the date of grant. Options granted to directors vest entirely on the first anniversary of the date of grant. All options have a maximum term of ten years. Three million shares of common stock have been reserved for issuance under this plan and options were initially granted in 1997. As of November 27, 1999 there were 1,553,913 shares of common stock available for future grants. The fair value for each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair value of options granted was $12.31, $14.19 and $13.22 per share in 1999, 1998 and 1997, respectively. The following weighted average assumptions were used:


                                                    1999              1998             1997
                                                    ----              ----             ----

         Risk-free interest rate                    5.23%             5.63%            6.83%
         Dividend yield                             1.68%             1.49%            1.44%
         Volatility factor                           .2319             .1926            .1903
         Weighted average expected life             5.98 YEARS        5.98 years       5.97 years

The following table summarizes the transactions of the Company's stock option plan:


                                               1999                         1998                         1997
-------------------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED                     Weighted                     Weighted
                                                        AVERAGE                      Average                     Average
                                         NUMBER OF     EXERCISE     Number of       Exercise      Number of      Exercise
                                          SHARES        PRICE         Shares          Price        Shares         Price
-------------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  beginning of year                       734,998      $50.0418       283,500       $44.3125            N/A          N/A
Options granted                           777,750      $44.2329       499,000       $52.9793        290,500     $44.3125
Options exercised                            (500)     $44.3125       (10,339)      $44.3125            N/A          N/A
Options canceled                          (77,000)     $50.9848       (37,163)      $47.3729         (7,000)    $44.3125
-------------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  end of year                           1,435,248      $46.8454       734,998       $50.0418        283,500     $44.3125
-------------------------------------------------------------------------------------------------------------------------
Exercisable options - end of year         355,566      $49.1576        94,867       $44.3125           None          N/A
-------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at November 27, 1999:


                                             Options Outstanding                    Options Exercisable
------------------------------------------------------------------------------------------------------------
                                         Weighted
                                          Average             Weighted                           Weighted
  Range of                Number         Remaining             Average            Number          Average
Exercise Prices         Outstanding    Contractual Life     Exercise Price      Exercisable   Exercise Price
------------------------------------------------------------------------------------------------------------
$29.9688 - $29.9688       265,750          9.74              $29.9688                  0      $          -
$41.7813 - $46.4375       280,998          7.64              $44.5521            170,360          $44.3125
$52.1563 - $52.1563       834,500          8.64              $52.1563            155,205          $52.1563
$57.0938 - $59.2188        36,000          8.51              $58.0174             12,001          $58.0174
$63.2500 - $63.2500        18,000          8.36              $63.2500             18,000          $63.2500
------------------------------------------------------------------------------------------------------------
$29.9688 - $63.2500     1,435,248          8.64              $46.8454            355,566          $49.1576
------------------------------------------------------------------------------------------------------------

     On October 5, 1999, key employees were awarded 45,000 shares of the Company's common stock with a fair value of $27.75 per share under the Hillenbrand Industries Stock Award Program. The stock awards are contingent upon those employees continued employment until October 5, 2002. Dividends accrued to-date of 253 additional shares are also contingent upon continued employment until October 5, 2002.
     Under a prior restricted stock plan, key employees were granted restricted shares of the Company's stock. As of November 27, 1999 there were 10,205 shares which remain deferred under this program. No awards were made in fiscal 1999 and the plan has been terminated.
     The amount charged to expense for all stock-based compensation plans was $4 million, $8 million and $4 million in 1999, 1998 and 1997, respectively.
     The pro forma effect on net income for all stock-based compensation plans if accounted for under SFAS No. 123 is $9 million additional compensation expense or $.09 per share in 1999 and less than $1 million of additional expense in 1998 and 1997, respectively.
     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company. A total of 11,410 deferred shares are payable as of November 27, 1999 under this program.

8. SHAREHOLDERS' EQUITY

One million shares of preferred stock, without par value, have been authorized and none have been issued.
     As of November 27, 1999, the Board of Directors had authorized the repurchase, from time to time, of up to 19,289,067 shares of the Company's stock. The purchased shares will be used for general corporate purposes. As of November 27, 1999, a total of 18,322,467 shares had been purchased at market trading prices, of which 16,777,137 shares remain in treasury.
     On December 1, 1997, the Company purchased 990,000 shares of its common stock from a trust established by a founder of the Company to facilitate the payment of the trust's federal and state taxes upon the death of the founder's widow. The purchase, totaling $42 million, was a private transaction at a discount from market determined by an investment bank to be fair to the Company.

9.   FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 13) for which it is practicable to estimate that value:
    The carrying amounts of cash, cash equivalents and short-term investments, trade accounts receivable, other current assets, trade accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.
     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's debt instruments are as follows:

-------------------------------------------------------------------------------
                                                       NOVEMBER 27, 1999
-------------------------------------------------------------------------------
                                                   Carrying        Fair
                                                    Amount         Value
-------------------------------------------------------------------------------
         Short-term debt                           $   52          $    52
         Long-term debt                            $  302          $   294
-------------------------------------------------------------------------------
     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency risks. The Company occasionally enters into foreign currency forward contracts to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies. The gains or losses arising from these contracts offset foreign exchange gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. The Company had no material derivative financial instruments on November 27, 1999 and November 28, 1998.

10.  SEGMENT REPORTING

Effective November 27, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates and views the Company. The adoption of SFAS No. 131 did not affect the Company's financial position or results of operations. The segment disclosures for prior years have been restated to conform with the presentation adopted for the current year.
     The Company is organized into two groups - the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Hill-Rom produces, sells and rents mechanically, electrically and hydraulically adjustable hospital beds, infant incubators and warmers, hospital procedural stretchers, hospital patient room furniture, medical gas and vacuum systems, architectural systems and wound care and trauma management products designed to meet the needs of medical-surgical, critical care, long-term care, home care and perinatal providers.
     The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought). Batesville Casket Company manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forethought Financial Services and its subsidiaries provide funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies and trust products.
     Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, continuous improvement and business development. Nearly all interest expense, investment income and other income and expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole.
     In analyzing segment performance, the Company's management reviews income before income taxes, unusual items, and capital charges and segment income (income before income taxes and unusual items). The capital charge is an estimate of the cost of capital a segment would incur if not a part of Hillenbrand Industries, and the resulting segment income is used as a measure of segment profitability.
     Based on criteria established in SFAS No. 131, the Company's reporting segments are Health Care, Funeral Services Products and Funeral Services Insurance. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Consolidated Financial Statements.

Financial information regarding the Company's reportable segments is presented below:


--------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                      Health         Funeral Services                  and Other
                                                     ----------------
                                       Care       Products    Insurance    Other (a)    Expense   Consolidated
--------------------------------------------------------------------------------------------------------------

1999
--------------------------------------------------------------------------------------------------------------
Net revenues                          $ 1,090      $   602      $   355    $     -      $     -        $ 2,047
Income before income taxes,
  unusual items and capital
  charges                             $    83      $   142      $    45    $     -      $   (37)       $   233
    Capital charges                       (47)         (17)           -          -           64              -
                                      ------------------------------------------------------------------------
Segment income                        $    36      $   125      $    45    $     -      $    27        $   233
Unusual items (b)                     $   (25)     $    (9)     $    (3)   $     -      $    (1)            38
                                                                                                       -------
Income before income taxes                                                                             $   195
Assets                                $   794      $   245      $ 3,028    $     -      $   366        $ 4,433
Capital expenditures                  $    62      $     9      $     6    $     -      $     2        $    79
Depreciation and amortization (c)     $    73      $    18      $     5    $     -      $     2        $    98
--------------------------------------------------------------------------------------------------------------

1998
--------------------------------------------------------------------------------------------------------------
Net revenues                          $ 1,124      $   541      $   309    $    27      $     -        $ 2,001
Income before income taxes,
  unusual items and capital
  charges                             $   156      $   124      $    52    $     3      $   (47)       $   288
    Capital charges                       (43)         (17)         -           (1)          61              -
                                      ------------------------------------------------------------------------
Segment income                        $   113      $   107      $    52    $     2      $    14        $   288
Unusual items (d) (e)                 $   (70)     $   --       $   --     $    75      $    --              5
                                                                                                       -------
Income before income taxes                                                                             $   293
Assets                                $   801      $   254      $ 2,833    $   --       $   392        $ 4,280
Capital expenditures                  $    53      $    20      $     9    $   --       $     6        $    88
Depreciation and amortization (f)     $   124      $    21      $     1    $     1      $     2        $   149
--------------------------------------------------------------------------------------------------------------

1997
--------------------------------------------------------------------------------------------------------------
Net revenues                          $   920      $   545      $   265    $    46      $   --         $ 1,776
Income before income taxes
  and capital charges                 $   143      $   131      $    36    $     4      $   (55)       $   259
Capital charges                           (39)         (18)         --          (1)          58            --
                                      ------------------------------------------------------------------------
Segment income                        $   104      $   113      $    36    $     3      $     3        $   259
Assets                                $   658      $   249      $ 2,501    $    21      $   399        $ 3,828
Capital expenditures                  $    66      $    14      $     1    $     2      $     2        $    85
Depreciation and amortization         $    74      $    22      $     1    $     2      $     3        $   102
--------------------------------------------------------------------------------------------------------------

(a) All Other consists of Medeco Security Locks, Inc., which was sold in July 1998.
(b) Health Care reflects a $25 million charge for work force reduction activities, facility closure costs, certain asset impairment charges and other items. Funeral Services Products reflects a $9 million charge for the closure of a manufacturing facility. Funeral Services Insurance and Corporate and Other Expense reflect certain asset impairment charges.
(c) Funeral Services Insurance reflects a $3 million write-off of goodwill related to an asset impairment.
(d) Health Care reflects a $70 million charge for the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at facilities in Germany and Austria.
(e) Other reflects a gain of $75 million on the sale of Medeco Security Locks, Inc.
(f) Health Care reflects a $43 million write-off of goodwill related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany.

GEOGRAPHIC INFORMATION

Most of the Company's operations outside the United States are in Europe and consist of the manufacturing, selling and renting of Health Care products.

Geographic data for net revenues and long-lived assets (which consist mainly of property, plant, equipment and intangibles) were as follows:

--------------------------------------------------------------------------------
                                    1999           1998            1997
--------------------------------------------------------------------------------
Net revenues to unaffiliated
    customers: (a)
      United States               $1,816         $1,758          $1,560
      Foreign                        231            243             216
--------------------------------------------------------------------------------
Total revenues                    $2,047         $2,001          $1,776
--------------------------------------------------------------------------------
Long-lived assets:
      United States               $  391         $  417          $  314
      Foreign                         68             83             141
--------------------------------------------------------------------------------
Total long-lived assets           $  459         $  500          $  455
--------------------------------------------------------------------------------
(a) Net revenues are attributed to geographic areas based on the location of the operation making the sale.

11.    INCOME TAXES

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) before income taxes and the consolidated income tax provision are as follows:

-----------------------------------------------------------------------------
                                           1999          1998          1997
-----------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                                $ 201         $ 370         $ 272
  Foreign                                    (6)          (77)          (13)
-----------------------------------------------------------------------------
Total                                     $ 195         $ 293         $ 259
-----------------------------------------------------------------------------
Provision for income taxes:
Current provision:
  Federal                                 $  79         $  90         $  99
  State                                      11            19            13
  Foreign                                     3             4             3
-----------------------------------------------------------------------------
Total current provision                      93           113           115
-----------------------------------------------------------------------------
Deferred provision:
  Federal                                   (20)           (4)          (11)
  State                                      (5)          --            --
  Foreign                                     3           --             (2)
-----------------------------------------------------------------------------
Total deferred provision                    (22)           (4)          (13)
-----------------------------------------------------------------------------
Provision for income taxes                $  71         $ 109         $ 102
-----------------------------------------------------------------------------

         Differences between the provision for income taxes reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to reported income before income taxes is as follows:

--------------------------------------------------------------------------------
                                  1999             1998              1997
--------------------------------------------------------------------------------
                                       % OF             % of             % of
                                      PRETAX           Pretax           Pretax
                              AMOUNT  INCOME  Amount   Income  Amount   Income
--------------------------------------------------------------------------------
Federal income tax  (a)       $  68    35.0    $ 103    35.0    $  90    35.0
State income tax  (b)             4     2.1       12     4.1        9     3.5
Foreign income tax  (c)           8     4.2       30    10.3        6     2.3
Adjustment of estimated
   income tax accruals            9     4.6       19     6.5       --      --
Utilization of foreign net
   operating losses              (9)   (4.6)     (47)  (16.1)      --      --
Other, net                       (9)   (4.6)      (8)   (2.8)      (3)   (1.4)
--------------------------------------------------------------------------------
Provision for income taxes    $  71    36.7    $ 109    37.0    $ 102    39.4
--------------------------------------------------------------------------------
(a)  At statutory rate.
(b)  Net of Federal benefit.
(c)  Federal tax rate differential.

     With the 1998 announcement of the discontinuance of manufacturing operations in Germany and Austria, the Company recognized tax benefits for the majority of operating losses available in such countries, approximating $47 million. During 1999, with the substantial completion of those restructuring activities and the resolution of other related matters, an additional $9 million of tax benefit was recognized.

     The tax effect of temporary differences that give rise to the deferred tax balance sheet accounts are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                  NOVEMBER 27, 1999                           November 28, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                             NON-INSURANCE        INSURANCE             Non-insurance         Insurance
--------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current:
     Inventories                         $        6            $        -             $       3            $        -
     Employee benefit accruals                    3                     -                     3                     -
     Self insurance accruals                      9                     -                    10                     -
     Litigation accruals                          2                     -                     2                     -
     Other, net                                  48                     5                    20                     5
   Long-term:
     Employee benefit accruals                   24                     1                    23                     1
     Amortization                                 -                     1                     -                     -
     Unrealized loss on investments               -                    17                     -                     -
     Deferred policy revenues                     -                   251                     -                   236
     Foreign loss carryforwards
       and other tax attributes                  11                     -                     9                     -
     Other, net                                  11                     -                     9                     -
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 114                   275                    79                   242
--------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Current:
     Inventories                                  2                     -                     2                     -
     Other, net                                   3                     -                     2                     -
   Long-term:
     Depreciation                                33                     3                    34                     3
     Amortization                                 2                     -                     2                     -
     Unrealized gain on investments               -                     -                     -                    28
     Benefit reserves                             -                    14                     -                    12
     Deferred acquisition costs                   -                   175                     -                   160
     Other, net                                   1                     4                     -                     5
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                             41                   196                    40                   208
--------------------------------------------------------------------------------------------------------------------------------
Less valuation allowance for foreign
     loss and other tax attributes              (11)                    -                    (9)                    -
--------------------------------------------------------------------------------------------------------------------------------
Net asset                                $       62            $       79             $      30            $       34
--------------------------------------------------------------------------------------------------------------------------------

     As of November 27, 1999, the Company has available foreign loss carryforwards and other tax attributes of approximately $11 million on a tax-effected basis. The loss carryforwards are subject to varying carryforward periods.
     Realization of deferred tax assets for the operating loss carryforwards and other tax attributes is dependent upon the generation of sufficient taxable income within the carryback and carryforward periods available in each of the respective foreign tax jurisdictions. There is not currently sufficient positive evidence to support financial statement recognition of the benefits available in the Company's foreign operations. Accordingly, a full valuation allowance of $11 million has been recorded relative to these available tax benefits. It is reasonably possible that sufficient positive evidence may be generated in the near term at one or more of the Company's foreign operations to allow recognition of certain of the available tax benefits.
     In conjunction with a routine audit by the Internal Revenue Service (IRS) of the Company's 1990-1995 federal income tax returns, the IRS has disallowed significant portions of the deductions associated with the Company's corporate-owned life insurance (COLI) program. The Company continues to believe all tax benefits relative to this program were taken in full compliance with existing and prior year tax laws. During 1999 the Company made a deposit against the IRS' assessed liability for COLI to preclude the continuing assessment of interest charges.
     The Company is currently undergoing a routine audit cycle by the IRS relative to the 1996 to 1998 tax years. The Company does not believe that the outcome of tax positions taken by the Company during this period, or those related to the COLI program, will have a materially adverse effect on its financial condition, results of operations or cash flows.

12.  SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

--------------------------------------------------------------------------------
                                      1999          1998           1997
--------------------------------------------------------------------------------
Rental expense                  $      (21)    $     (21)     $     (16)
Research and
  development costs (a)         $      (47)    $     (46)     $     (49)
Investment income, net (b)      $       16     $      19      $      18
--------------------------------------------------------------------------------
(a) Approximately $8 million of research and development costs in 1997 relate to a discontinued business.
(b)  Excludes insurance operations.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $51 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

--------------------------------------------------------------------------------
           2000                     $       17
           2001                     $       12
           2002                     $        8
           2003                     $        6
           2004                     $        3
           2005 and beyond          $        5
--------------------------------------------------------------------------------

The table below provides supplemental information to the Statements of Consolidated Cash flows.

---------------------------------------------------------------------------------------------------------------------------
                                                            1999                    1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Cash paid for:
  Income taxes                                        $      106               $     113               $     109
  Interest                                            $       27               $      24               $      23
Non-cash investing and financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses                 $        1               $      39               $       -
  Treasury stock issued under
    stock compensation plans                          $        2               $       1               $       -
  Accrued treasury stock acquisition                  $        -               $       -               $      13
---------------------------------------------------------------------------------------------------------------------------

13.  FINANCIAL SERVICES

Forethought Financial Services, through its subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, Forethought Life Assurance Company, Arkansas National Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies, trust products and marketing support for Forethought(R) funeral planning. Forethought entered the preneed trust market in 1997. This business did not materially affect the financial results of Forethought or Hillenbrand Industries in 1999 or in prior years. In November 1999, Forethought National TrustBank was merged into Forethought Federal Savings Bank, as required with the granting of the savings bank charter. The life insurance policies sold by Forethought Life Insurance Company are limited to certain long-duration policies, and, as such, are accounted for under SFAS No. 97. The benefits under these policies increase based on management's discretion and external inflationary indices. Premiums received are allocated to benefit reserves and unearned revenue. Unearned revenues are recognized over the actuarially determined life of the contract. Policy acquisition costs, consisting of commissions, policy issue expense and premium taxes, are deferred and amortized consistently with unearned revenues. Liabilities equal to policyholder account balances and amounts assessed against these balances for future insurance charges are established on the insurance contracts issued by Forethought Life Insurance Company.
     Investments are predominantly U.S. Treasuries and agencies and high-grade corporate bonds with fixed maturities and are carried on the balance sheet at fair value. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to insure assets match the expected payment of the liabilities. Securities are also sold in other carefully constrained circumstances such as concern about the credit quality of the issuer. Cash (unrestricted as to use) is held for future investment.
     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Forethought has classified its investments in debt and equity securities as "available for sale" and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive (loss)/income in shareholders' equity and insurance deferred tax assets are adjusted for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.
     The amortized cost and fair value of investment securities available for sale at November 27, 1999 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                 Gross               Gross
                                           Amortized           Unrealized          Unrealized            Fair
                                             Cost                Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $      846           $       5          $      41          $      810
Corporate securities                          1,329                   2                 24               1,307
Mutual funds                                     24                   9                  -                  33
Preferred stocks                                 20                   5                  1                  24
---------------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    2,219           $      21          $      66          $    2,174
---------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities available for sale at November 28, 1998 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                               Gross                Gross
                                         Amortized           Unrealized           Unrealized            Fair
                                             Cost                Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $      639           $      17          $       5          $      651
Corporate securities                          1,274                  69                 13               1,330
Mutual funds                                     37                  13                  -                  50
Preferred stocks                                  3                   -                  -                   3
---------------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    1,953           $      99          $      18          $    2,034
---------------------------------------------------------------------------------------------------------------------------

(a) Does not include the amortized cost of other investments carried on the balance sheet in the amount of $137 million at November 27, 1999, and $170 million at November 28, 1998, the carrying value of which approximates fair value.

     The amortized cost and fair value of investment securities available for sale at November 27, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                         Amortized                  Fair
                                           Cost                    Value
--------------------------------------------------------------------------------
Due in one year or less                 $         49          $          49
Due after 1 year through 5 years                 230                    226
Due after 5 years through 10 years               382                    374
Due after 10 years                               928                    904
Mortgage-backed securities                       586                    564
Mutual funds                                      24                     33
Preferred stocks                                  20                     24
--------------------------------------------------------------------------------
Total                                   $      2,219          $       2,174
--------------------------------------------------------------------------------

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

--------------------------------------------------------------------------------
                                1999               1998                1997
--------------------------------------------------------------------------------
Proceeds                    $     466          $     345           $     358
Realized gross gains        $      26          $      24           $      12
Realized gross losses       $       3          $       4           $       4
--------------------------------------------------------------------------------

     Summarized financial information of insurance operations included in the Statement of Consolidated Income is as follows:

--------------------------------------------------------------------------------
                                             1999          1998        1997
--------------------------------------------------------------------------------
Investment income                        $     156     $     138   $     120
Earned premium revenue                         176           151         137
Net gain on sale of investments                 23            20           8
--------------------------------------------------------------------------------
Total net revenues                             355           309         265
Benefits paid                                   81            71          63
Credited interest                              145           123         111
Deferred acquisition costs amortized            47            39          35
Unusual charges                                  3             -           -
Other operating expenses                        37            23          21
--------------------------------------------------------------------------------
Income before income taxes               $      42     $      53   $      35
--------------------------------------------------------------------------------

Statutory data at December 31 includes:

--------------------------------------------------------------------------------
                              1999 (unaudited)      1998             1997
--------------------------------------------------------------------------------
Net income                $      38             $      35        $      32
Capital and surplus       $     234             $     153        $     144
--------------------------------------------------------------------------------

14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                                                                       TOTAL
1999 Quarter Ended                2/27/99  5/29/99  8/28/99  11/27/99   YEAR
--------------------------------------------------------------------------------
Net revenues                      $  516   $  524   $  481   $  526   $2,047
Gross profit                         204      204      175      193      776
Net income                            45       35       23       21      124
Basic and diluted
  net income per common share        .67      .53      .35      .32     1.87

--------------------------------------------------------------------------------
                                                                       Total
1998 Quarter Ended                2/28/98  5/30/98  8/29/98  11/28/98   Year
--------------------------------------------------------------------------------
Net revenues                      $  479   $  508   $  483   $  531   $2,001
Gross profit                         193      208      189      228      818
Net income                            43       45       42       54      184
Basic and diluted
  net income per common share        .64      .66      .63      .80     2.73

15.  CONTINGENCIES

On August 16, 1995, Kinetic Concepts, Inc., and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges, among other things, that KCI has attempted to monopolize the therapeutic bed market, interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct, and abused the legal process for its own advantage.
     The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions, if any, is not known.

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

16.  SUBSEQUENT EVENT

On January 18, 2000, the Company's Board of Directors authorized the purchase on the open market and in privately negotiated transactions, of up to an additional 5,000,000 shares of its common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the independent accountants.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 3, 2000, and to be filed with the Commission relating to the Company's 2000 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the definitive Proxy Statement to be dated March 3, 2000, and to be filed with the Commission relating to the Company's 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 3, 2000, and to be filed with the Commission relating to the Company's 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated March 3, 2000, and to be filed with the Commission relating to the Company's 2000 Annual Meeting of Shareholders, are incorporated herein by reference.



                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

         (1)      Financial Statements

                  The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 22.


         (2)      Financial Statement Schedules

                  The financial statement schedule filed in response to Item 8 and Item 14(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 22.

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


                  The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

                  10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

                  10.2 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

                  10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan

                  10.4 Form of Stock Award granted to certain executive officers.


                  Other Exhibits

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Accountants

(b) There were no reports on Form 8-K filed during the quarter ended November 27, 1999.

                                                                     SCHEDULE II

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED NOVEMBER 27, 1999, NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                             (DOLLARS IN MILLIONS)

                                                                       ADDITIONS
                                                            ------------------------------
                                          BALANCE AT        CHARGED TO         CHARGED TO        DEDUCTIONS          BALANCE
                                           BEGINNING         COSTS AND            OTHER            NET OF            AT END
       DESCRIPTION                         OF PERIOD         EXPENSES         ACCOUNTS (a)       RECOVERIES         OF PERIOD
------------------------------------       ---------         --------         ------------       ----------         ---------
Reserves deducted from assets
  to which they apply:

     Allowance for possible losses
      and discounts
      - accounts receivable:

          Year Ended:



              November 27, 1999          $        29        $        10        $       27         $        12       $        54
                                          ==========         ==========         =========          ==========        ==========

              November 28, 1998          $        25        $         1        $       13         $        10       $        29
                                          ==========         ==========         =========          ==========        ==========

              November 29, 1997          $        19        $         1        $        8         $         3       $        25
                                          ==========         ==========         =========          ==========        ==========

(a) Reduction of gross revenues for cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses.


                                                                       ADDITIONS
                                                                 ---------------------
                                             BALANCE AT        CHARGED TO       CHARGED TO       DEDUCTIONS         BALANCE
                                              BEGINNING        COSTS AND           OTHER           NET OF            AT END
       DESCRIPTION                            OF PERIOD         EXPENSES          ACCOUNTS        RECOVERIES       OF PERIOD
------------------------------------        ------------      ------------      -----------     ------------       ----------

Allowances for unusual charges:

Year Ended:

November 27, 1999

              Inventory                     $         3       $         -       $        -       $         3       $        -

              Severance and
                Employee Benefit
                Costs                       $        10       $        11       $        -       $        12       $        9

              Other Plant
                Closing Costs               $         7       $         4       $        -       $         7       $        4

              Field Corrective Action       $         -       $         8       $        -       $         -       $        8
                                             ----------        ----------        ---------        ----------       ----------
                                            $        20       $        23       $        -       $        22       $       21
                                             ==========        ==========        =========        ==========       ==========

November 28, 1998

              Inventory                     $         -       $         3       $        -       $         -       $        3

              Severance and
                Employee Benefit
                Costs                       $         -       $        11       $        -       $         1       $       10

              Other Plant
                Closing Costs               $         -       $         9       $        -       $         2       $        7
                                             ----------        ----------        ---------        ----------        ---------
                                            $         -       $        23       $        -       $         3       $       20
                                             ==========        ==========        =========        ==========        =========


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HILLENBRAND INDUSTRIES, INC.


                                   By:   /s/   W August Hillenbrand
                                       -----------------------------------------
                                               W August Hillenbrand
                                               Chief Executive Officer

Dated:  January 18, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/   Daniel A. Hillenbrand                                     /s/   Leonard Granoff
----------------------------------------------------------      ----------------------------------------------------------
      Daniel A. Hillenbrand                                           Leonard Granoff
      Chairman of the Board                                           Director

/s/   Donald G. Barger, Jr.                                     /s/   John C. Hancock
----------------------------------------------------------      ----------------------------------------------------------
      Donald G. Barger, Jr.                                           John C. Hancock
      Vice President and Chief Financial Officer                      Director

/s/   James D. Van De Velde                                     /s/   W August Hillenbrand
----------------------------------------------------------      ----------------------------------------------------------
      James D. Van De Velde                                           W August Hillenbrand
      Vice President and Controller                                   Director

/s/   Lawrence R. Burtschy                                      /s/   George M. Hillenbrand II
----------------------------------------------------------      ----------------------------------------------------------
      Lawrence R. Burtschy                                            George M. Hillenbrand II
      Director                                                        Director

/s/   Peter F. Coffaro                                          /s/   John A. Hillenbrand II
----------------------------------------------------------      ----------------------------------------------------------
      Peter F. Coffaro                                                John A. Hillenbrand II
      Director                                                        Director

/s/   Edward S. Davis                                           /s/   Ray J. Hillenbrand
----------------------------------------------------------      ----------------------------------------------------------
      Edward S. Davis                                                 Ray J. Hillenbrand
      Director                                                        Director

                                                                /s/   Frederick W. Rockwood
                                                                ----------------------------------------------------------
                                                                      Frederick W. Rockwood
                                                                      Director



Dated:  January 18, 2000

                          HILLENBRAND INDUSTRIES, INC.
                                INDEX TO EXHIBITS



                  3.1 Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)


                  3.2      Form of Amended Bylaws of the Registrant


                  10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended February 27, 1999.)

                  10.2 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999.)

                  10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan

                  10.4 Form of Stock Award granted to certain executive officers.

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Accountants