Form 10-Q
period 2000-02-26
HILLENBRAND INDUSTRIES INC
filed 2000-04-10
CIK 47518

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

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000      COMMISSION FILE NO. 1-6651

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

Common Stock, without par value - 62,717,733 as of April 3, 2000.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                  Page


PART I - FINANCIAL INFORMATION

  Item 1-  Financial Statements (Unaudited)

           Statements of Consolidated Income                       3
                for the Three Months Ended
                2/26/00 and 2/27/99

           Consolidated Balance Sheets at                          4
                2/26/00 and 11/27/99

           Statements of Consolidated Cash Flows                   5
                for the Three Months Ended
                2/26/00 and 2/27/99

           Notes to Consolidated Financial Statements              6-12

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations      13-17

PART II - OTHER INFORMATION

  Item 5 - Other Information                                       18

  Item 6 - Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                         19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries
Statements of Consolidated Income
                                            Three Months Ended
                                           --------------------
                                           02/26/00    02/27/99
                                           --------    --------
                                    (In Millions Except Per Share Data)

Net revenues:
     Health Care sales .................   $    173    $    177
     Health Care rentals ...............         84          93
     Funeral Services sales ............        168         161
     Insurance revenues ................         89          85
                                           --------    --------
     Total revenue .....................        514         516

Cost of revenues:
     Health Care cost of goods sold ....         98         102
     Health Care rental expenses .......         57          61
     Funeral Services cost of goods sold         86          83
     Insurance cost of revenues ........         78          66
                                           --------    --------
     Total cost of revenues ............        319         312

Gross profit ...........................        195         204

Other operating expenses ...............        138         128

Unusual charges (expense), net .........          2          (1)
                                           --------    --------

Operating profit .......................         59          75

Interest expense .......................         (7)         (7)

Investment income ......................          4           4

Other income (expense), net ............          1          (1)
                                           --------    --------

Income before income taxes .............         57          71

Income taxes ...........................         21          26
                                           --------    --------

Net income .............................   $     36    $     45
                                           ========    ========

Basic and diluted earnings
  per common share (Note 3) ............   $    .58    $    .67
                                           ========    ========

Dividends per common share .............   $   .200    $   .195
                                           ========    ========

Average shares outstanding (thousands)..     63,250      66,878
                                           ========    ========

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                    02/26/00    11/27/99
                                                          --------    --------
                                                              (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments ....   $   174    $   170
  Trade receivables ....................................       395        413
  Inventories ..........................................       117        113
  Other ................................................        86         86
                                                           -------    -------
   Total current assets ................................       772        782

Equipment leased to others, net ........................        67         69
Property, net ..........................................       191        198

Other assets:
  Intangible assets, net ...............................       186        192
  Other ................................................       109        101
                                                           -------    -------
   Total other assets ..................................       295        293

Insurance assets:
  Investments ..........................................     2,262      2,311
  Deferred policy acquisition costs ....................       595        584
  Deferred income taxes ................................       104         79
  Other ................................................       122        117
                                                           -------    -------
   Total insurance assets ..............................     3,083      3,091
                                                           -------    -------
Total assets ...........................................   $ 4,408    $ 4,433
                                                           =======    =======

LIABILITIES

Current liabilities:
  Short-term debt ......................................   $    50    $    52
  Trade accounts payable ...............................        65         80
  Other ................................................       240        239
                                                           -------    -------
   Total current liabilities ...........................       355        371
Other liabilities:
  Long-term debt .......................................       302        302
  Other long-term liabilities ..........................        72         68
  Deferred income taxes ................................         2          3
                                                           -------    -------
   Total other liabilities .............................       376        373
Insurance liabilities:
  Benefit reserves .....................................     2,123      2,092
  Unearned revenue .....................................       727        719
  Other ................................................        44         40
                                                           -------    -------
   Total insurance liabilities .........................     2,894      2,851
                                                           -------    -------
Total liabilities ......................................     3,625      3,595
                                                           -------    -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock .........................................         4          4
  Additional paid-in capital ...........................        22         24
  Retained earnings ....................................     1,317      1,293
  Accumulated other comprehensive income (loss) (Note 4)       (86)       (38)
  Treasury stock .......................................      (474)      (445)
                                                           -------    -------
   Total shareholders' equity ..........................       783        838
                                                           -------    -------
Total liabilities and
 shareholders' equity ..................................   $ 4,408    $ 4,433
                                                           =======    =======

See Notes to Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Statements of Consolidated Cash Flows
                                                    Three Months Ended
                                                    02/26/00   02/27/99
                                                    --------   --------
                                                       (In Millions)
Operating activities:
  Net income .....................................   $  36    $  45
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization ................      23       22
    Change in noncurrent deferred income taxes ...       2       (2)
    Change in net working capital excluding cash,
      current debt and acquisitions ..............      --      (48)
    Change in insurance items:
     Deferred policy acquisition costs ...........     (12)      (9)
     Other insurance items, net ..................      26       18
    Other, net ...................................      --       18
                                                     -----    -----
Net cash provided by operating activities ........      75       44
                                                     -----    -----

Investing activities:
  Capital expenditures, net ......................     (16)     (21)
  Proceeds on disposal of fixed assets and
    equipment leased to others ...................       6       --
  Acquisition of business, net of cash acquired ..      --      (31)
  Other investments ..............................      (1)      --
  Insurance investments:
    Purchases ....................................    (182)    (262)
    Proceeds on maturities .......................     133      113
    Proceeds on sales ............................      20      176
                                                     -----    -----
Net cash used in investing activities ............     (40)     (25)
                                                     -----    -----

Financing activities:
  Payment of cash dividends ......................     (13)     (13)
  Treasury stock acquisitions ....................     (30)     (21)
  Insurance deposits received ....................     107       96
  Insurance benefits paid ........................     (93)     (81)
                                                     -----    -----
Net cash used in financing activities ............     (29)     (19)
                                                     -----    -----

Effect of exchange rate changes on cash ..........      (2)      (1)
                                                     -----    -----

Total cash flows .................................       4       (1)

Cash, cash equivalents and short-term investments:
 At beginning of period ..........................     170      297
                                                     -----    -----
 At end of period ................................   $ 174    $ 296
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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                               02/26/00      11/27/99
                                             -----------   -----------
Allowance for possible losses and
     discounts on trade receivables ......        $ 53          $ 54

Inventories
     Finished Products ...................        $ 76          $ 67
     Work in Process .....................          27            31
     Raw Materials .......................          14            15
                                                ------         -----
       Total Inventory ...................        $117          $113
                                                ======         =====

Accumulated depreciation of equipment
     leased to others and property .......        $578          $588

Accumulated amortization of intangible
     assets ..............................        $102          $100

Capital Stock:
       Preferred stock, without par value:
           Authorized 1,000,000 shares;
             Shares issued ...............        None          None
       Common stock, without par value:
           Authorized 199,000,000 shares;
             Shares issued ...............  80,323,912    80,323,912

3.   Earnings per Common Share

     Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares awarded under the Company's Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired less cumulative shares reissued have been excluded in determining the average number of shares outstanding.

     Earnings per share is calculated as follows:

                                                 Three Months Ended
                                               02/26/00      02/27/99
                                             -----------   -----------
         Net income (in thousands)               $36,517       $44,742
         Average shares outstanding           63,250,318    66,877,713
         Basic and diluted earnings per
             common share                           $.58          $.67


4.   Comprehensive Income (Loss)

     As of November 29, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this Standard did not affect the Company's financial position or results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income
     (loss).

     The components of comprehensive income (loss) are as follows (in millions):

                                                 Three Months Ended
                                                 02/26/00   02/27/99
                                                 --------   --------

         Net income                                $ 36       $ 45

         Net change in unrealized gain (loss)
             on available-for-sale securities       (46)       (37)

         Foreign currency translation adjustment     (2)         3
                                                   ----       ----
         Comprehensive income (loss)               $(12)      $ 11
                                                   ====       ====

     The composition of accumulated other comprehensive income (loss) at February 26, 2000 and November 27, 1999 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities, consisting primarily of insurance investments, of ($76) and ($30) million, respectively, and the foreign currency translation adjustment of ($10) and ($8) million, respectively.

5.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended February 26, 2000.

     On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers urging them not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended February 26, 2000.

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

6.   Unusual Charges

     In November 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999. The cash component of this charge was $19 million.

     Included in the cost-cutting actions announced at Hill-Rom is the reduction of 350 employees, most of which are administrative personnel, in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe to eliminate redundant operations. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively.

     The unusual charge also included a total of $10 million relative to asset impairments of a small Hill-Rom investment in a non-core business currently being held for sale and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations.

     The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action to be taken relative to a previously acquired product line.

     As of February 26, 2000, approximately $2 million in work force reduction costs and $1 million in facility closure costs have been incurred. The Company expects substantially all employee related costs to be completed within the next nine months. The facility closure and field corrective actions are also expected to occur on a similar timeline, but could take longer.

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

     As of the second quarter of 1999, manufacturing operations had been discontinued at the plant and production successfully relocated. Nearly all severance and employee benefit costs and estimated plant closing costs have been incurred, with no adjustments being made to such reserves. The Company is continuing to work to dispose of the property and plant.

     In August 1998, the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria. These actions resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

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

     Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999. Nearly all severance and employee benefit costs and $5 million in other plant closing costs have been incurred. In the fourth quarter of 1999, approximately $2 million of the provision for other plant closing costs was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.

     The disposition of the plant in Germany is targeted to be completed within the next three months, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999 for a gain of $2 million. This is reflected within the Unusual charges line of the Statement of Consolidated Income.

     In addition to costs accrued under the above outlined plans, approximately $1 million of incremental costs related to the closure of manufacturing facilities in Germany and Austria were incurred in the first quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

     The reserve balances for the above plans included in other current liabilities approximated $17 million and $21 million as of February 26, 2000 and November 27, 1999, respectively.

7.   Segment Reporting

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

     Based on criteria established in SFAS No. 131, the Company's reporting segments are Health Care (Hill-Rom), Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought). Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income.

     Financial information regarding the Company's reportable segments is presented below:

--------------------------------------------------------------------------------
                            Health    Funeral Services  Corporate
                                      ----------------  and Other
                             Care    Products Insurance Expense   Consolidated
--------------------------------------------------------------------------------
FIRST QUARTER ENDED
FEBRUARY 26, 2000
--------------------------------------------------------------------------------
Net revenues                  $ 257    $ 168    $  89   $  --        $ 514
Income before income taxes,
  unusual items and capital
  charges                     $  22    $  42    $   2   $ (11)       $  55
    Capital charges             (12)      (4)      --      16           --
                              --------------------------------------------------
Segment income                $  10    $  38    $   2   $   5        $  55
Unusual items (a)             $   2    $  --    $  --   $  --            2
                                                                     -----
Income before income taxes                                           $  57
--------------------------------------------------------------------------------
FIRST QUARTER ENDED
FEBRUARY 27, 1999
--------------------------------------------------------------------------------
Net revenues                  $ 270    $ 161    $  85   $  --        $ 516
Income before income taxes,
  unusual items and capital
  charges                     $  31    $  41    $  11   $ (11)       $  72
    Capital charges             (12)      (4)      --      16           --
                              --------------------------------------------------
Segment income                $  19    $  37    $  11   $   5        $  72
Unusual items (b)             $  (1)   $  --    $  --   $  --           (1)
                                                                     -----
Income before income taxes                                           $  71
--------------------------------------------------------------------------------

(a) Health Care reflects a gain on the sale of a facility in Austria, which was closed as part of a plan to discontinue manufacturing operations in Germany and Austria.
(b) Health Care reflects incremental costs incurred related to the plan to discontinue manufacturing operations at facilities in Germany and Austria.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

Hillenbrand Industries is organized into two business groups. The Health Care Group, which is considered one reporting segment, consists of Hill-Rom. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought).

Consolidated revenues of $514 million decreased $2 million compared to the first quarter of 1999. Operating profit decreased $16 million, or 21%, to $59 million. Net income of $36 million decreased 20%, and earnings per share decreased 13% to $.58.

First quarter 2000 results include a $2 million gain on the sale of a facility in Austria which was closed as part of a third quarter 1998 plan to discontinue manufacturing operations at facilities in Germany and Austria. This gain is included in the Unusual charges line of the Statements of Consolidated Income. 1999 results include an unusual charge of $1 million related to incremental costs associated with the discontinuance of manufacturing operations at facilities in Germany and Austria as mentioned earlier in this paragraph. Excluding the unusual items mentioned above, operating profit declined 25% and net income decreased approximately 22%.

Health Care sales were down $4 million, or 2%, to $173 million primarily due to decreased unit shipments in the long-term care and U.S. export sales markets, partially offset by increases in U.S. acute care and European revenues. The increase in U.S. acute care revenues was mainly driven by the TotalCare(R) bed, which continues to have good market success, and the inclusion of AMATECH, which was acquired in the third quarter of 1999. Health Care rental revenues also decreased in the first quarter compared to last year by $9 million, or 10%. Most of this decline was in the long-term care market, which experienced lower rates, product mix and volume compared to the first quarter of 1999 as a result of changes in Medicare Part A patient reimbursement practices. Even though this reimbursement change was in affect last year, many of the Company's customers did not realize the full impact of the reimbursement change during the first quarter of 1999. European and home care rental revenues were slightly below last year's levels while acute care increased marginally. Both acute care and home care experienced increased volume which was offset by lower rates. Funeral Services sales grew 4%, or $7 million, to $168 million due to increased unit volume across nearly all product lines as Batesville continued to increase market penetration. Insurance revenues increased $4 million, or 5%, to $89 million. Earned premium revenue increased primarily due to increased policies in-force year over year, and investment income grew because of the increased size of the investment portfolio. Insurance capital gains were approximately $6 million less than the first quarter of last year.

Gross profit on Health Care sales was $75 million in both 2000 and 1999. However, as a percentage of sales, Health Care gross profit increased to 43.4% compared to 42.4% in the first quarter of 1999. This increase was due to favorable mix, lower warranty costs and favorable production efficiencies. Gross profit on rental revenues was down $5 million, or 16%, to $27 million and as a percentage of sales declined from 34.4% to 32.1%, primarily due to the change in Medicare Part A reimbursement practices as described above and, to a lesser extent, lower reimbursement experience in the home care market. Gross profit on Funeral Services sales of $82 million increased $4 million, or 5%. As a percentage of sales Funeral Services gross profit increased to 48.8% compared to 48.4% last year due to continued good cost control and production efficiencies.

Funeral Services insurance operating profit decreased $9 million to $2 million compared to the first quarter of 1999 primarily due to decreased capital gains and increased expenses related to new business development and adverse mortality in the first quarter of 2000.

Other operating expenses (including insurance operations) increased $10 million, or 8%, to $138 million and as a percentage of revenues were 26.8% versus 24.8% in the first quarter of 1999. Increased investment in new business development, increased compensation expense, the inclusion of prior year's acquisitions and other items were partially offset by efficiencies realized due to the combining of certain operations in the United States and Europe.

The effective income tax rate was 36.4% in the first quarter of 2000 compared to 37.0% in the first quarter of 1999. The decrease in the tax rate was primarily due to lower operating losses in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at February 26, 2000 increased $4 million to $174 million compared to November 27, 1999.

Net cash generated from operating activities of $75 million increased $31 million compared to the $44 million generated in the first quarter of 1999 as lower earnings were more than offset by improved working capital management.

Net cash used in investing activities increased $15 million to $40 million. This increase is primarily due to unfavorable effects of investment activities at Forethought. Offsetting these effects, capital expenditures decreased approximately $5 million, and the Company sold facilities in the first quarter which generated proceeds of approximately $6 million.

In financing activities, treasury stock acquisitions of $30 million consisted of purchases on the open market.

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

UNUSUAL CHARGES

In November 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999. The cash component of this charge was $19 million.

Included in the cost-cutting actions announced at Hill-Rom is the reduction of 350 employees, most of which are administrative personnel, in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe to eliminate redundant operations. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively.

The unusual charge also included a total of $10 million relative to asset impairments of a small Hill-Rom investment in a non-core business currently being held for sale and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations.

The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action to be taken relative to a previously acquired product line.

As of February 26, 2000, approximately $2 million in work force reduction costs and $1 million in facility closure costs have been incurred. The Company expects substantially all employee related costs to be completed within the next nine months. The facility closure and field corrective actions are also expected to occur on a similar timeline, but could take longer.

In March 1999, Batesville announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.
                                       15

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

As of the second quarter of 1999, manufacturing operations had been discontinued at the plant and production successfully relocated. Nearly all severance and employee benefit costs and estimated plant closing costs have been incurred, with no adjustments being made to such reserves. The Company is continuing to work to dispose of the property and plant.

In August 1998, the Company approved a plan to restructure Hill-Rom's direct and support operations in Germany and Austria. These actions resulted in the closure of manufacturing facilities in Germany and Austria and the relocation of certain manufacturing and business processes to other European locations.

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

Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999. Nearly all severance and employee benefit costs and $5 million in other plant closing costs have been incurred. In the fourth quarter of 1999, approximately $2 million of the provision for other plant closing costs was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.

The disposition of the plant in Germany is targeted to be completed within the next three months, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999 for a gain of $2 million. This is reflected within the Unusual charges line of the Statement of Consolidated Income.

In addition to costs accrued under the above outlined plans, approximately $1 million of incremental costs related to the closure of manufacturing facilities in Germany and Austria were incurred in the first quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

The reserve balances for the above plans included in other current liabilities approximated $17 million and $21 million as of February 26, 2000 and November 27, 1999, respectively.

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

YEAR 2000 DATE CONVERSION

The Company successfully implemented its remediation plans for all affected information technology-based systems, non-Management Information Systems and products sold before the turn of the century. Following the arrival of the Year 2000, including the Leap Year Day, February 29, 2000, the Company has not experienced any problems with its own operations and systems or with devices and raw materials manufactured and/or supplied by third parties. The Company has received no notifications from customers regarding Year 2000 issues related to products it has sold. The Company continues to monitor its systems, suppliers and products for any unanticipated issues that may not yet have manifested.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

This report contains certain forward-looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to "Disclosure Regarding Forward-Looking Statements" in Part II of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999 which lists important factors that could cause actual results to differ materially from those discussed in this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 27                                    Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter ended February 26, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE:  April 5, 2000                    BY:   /S/ Donald G. Barger, Jr.
                                              ---------------------------
                                                  Donald G. Barger, Jr.
                                                  Vice President and
                                                  Chief Financial Officer


DATE:  April 5, 2000                    BY:   /S/ James D. Van De Velde
                                              ---------------------------
                                                  James D. Van De Velde
                                                  Vice President and Controller