Form 10-Q
period 2000-05-27
HILLENBRAND INDUSTRIES INC
filed 2000-07-10
CIK 47518

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000
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

         Common Stock, without par value - 62,531,433 as of July 5, 2000.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                      Page


PART I - FINANCIAL INFORMATION

    Item 1-  Financial Statements (Unaudited)

             Statements of Consolidated Income                          3
                  for the Three Months And Six Months
                  Ended 5/27/00 and 5/29/99

             Condensed Consolidated Balance Sheets at                   4
                  5/27/00 and 11/27/99

             Condensed Statements of Consolidated Cash Flows            5
                  for the Six Months Ended 5/27/00 and 5/29/99

             Notes to Condensed Consolidated Financial Statements       6-12

    Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        13-19

PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders        19

    Item 5 - Other Information                                          20

    Item 6 - Exhibits and Reports on Form 8-K                           20


SIGNATURES                                                              21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

                                                      Three Months Ended       Six Months Ended
                                                      ------------------      -------------------
                                                     05/27/00    05/29/99    05/27/00    05/29/99
                                                     --------    --------    --------    --------
                                                         (In Millions Except Per Share Data)
Net revenues:
     Health Care sales ...........................   $    187    $    192    $    360    $    369
     Health Care rentals .........................         77          87         161         180
     Funeral Services sales ......................        148         157         316         318
     Insurance revenues ..........................         91          88         180         173
                                                     --------    --------    --------    --------
     Total revenues ..............................        503         524       1,017       1,040

Cost of revenues:
     Health Care cost of goods sold ..............        106         111         204         213
     Health Care rental expenses .................         56          60         113         121
     Funeral Services cost of goods sold .........         75          79         161         162
     Insurance cost of revenue ...................         73          70         151         136
                                                     --------    --------    --------    --------
     Total cost of revenues ......................        310         320         629         632

Gross profit .....................................        193         204         388         408

Other operating expenses .........................        135         136         273         264

Unusual charges (expense), net ...................         --          (9)          2         (10)
                                                     --------    --------    --------    --------

Operating profit .................................         58          59         117         134

Interest expense .................................         (6)         (6)        (13)        (13)

Investment income ................................          5           3           9           7

Other income (expense), net ......................         (1)         (1)         --          (2)
                                                     --------    --------    --------    --------

Income before income taxes .......................         56          55         113         126

Income taxes .....................................         20          20          41          46
                                                     --------    --------    --------    --------

Net income .......................................   $     36    $     35    $     72    $     80
                                                     ========    ========    ========    ========

Basic and diluted earnings
  per common share (Note 3) ......................   $    .56    $    .53    $   1.14    $   1.20
                                                     ========    ========    ========    ========

Dividends per common share .......................   $    .20    $   .195    $    .40    $    .39
                                                     ========    ========    ========    ========

Average shares outstanding (thousands) ...........     62,885      66,575      63,069      66,725
                                                     ========    ========    ========    ========

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS                                                         05/27/00   11/27/99
                                                               --------   --------
                                                                  (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments ........   $   206    $   170
  Trade receivables ........................................       368        413
  Inventories ..............................................       116        113
  Other ....................................................        94         86
                                                               -------    -------
   Total current assets ....................................       784        782

Equipment leased to others, net ............................        68         69
Property, net ..............................................       198        198

Other assets:
  Intangible assets, net ...................................       184        192
  Other ....................................................       110        101
                                                               -------    -------
   Total other assets ......................................       294        293

Insurance assets:
  Investments ..............................................     2,280      2,311
  Deferred policy acquisition costs ........................       609        584
  Deferred income taxes ....................................       123         79
  Other ....................................................       117        117
                                                               -------    -------
   Total insurance assets ..................................     3,129      3,091
                                                               -------    -------
Total assets ...............................................   $ 4,473    $ 4,433
                                                               =======    =======

LIABILITIES

Current liabilities:
  Short-term debt ..........................................   $    58    $    52
  Trade accounts payable ...................................        66         80
  Other ....................................................       254        239
                                                               -------    -------
   Total current liabilities ...............................       378        371
Other liabilities:
  Long-term debt ...........................................       303        302
  Other long-term liabilities ..............................        74         68
  Deferred income taxes ....................................        --          3
                                                               -------    -------
   Total other liabilities .................................       377        373
Insurance liabilities:
  Benefit reserves .........................................     2,173      2,092
  Unearned revenue .........................................       738        719
  Other ....................................................        49         40
                                                               -------    -------
   Total insurance liabilities .............................     2,960      2,851
                                                               -------    -------
Total liabilities ..........................................     3,715      3,595
                                                               -------    -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock .............................................         4          4
  Additional paid-in capital ...............................        23         24
  Retained earnings ........................................     1,340      1,293
  Accumulated other comprehensive income (loss) (Note 4) ...      (129)       (38)
  Treasury stock ...........................................      (480)      (445)
                                                               -------    -------
   Total shareholders' equity ..............................       758        838
                                                               -------    -------
Total liabilities and
 shareholders' equity ......................................   $ 4,473    $ 4,433
                                                               =======    =======

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows
                                                     Six Months Ended
                                                    05/27/00   05/29/99
                                                    --------   --------
                                                       (In Millions)

  Net income ......................................   $  72    $  80
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization .................      46       45
    Change in noncurrent deferred income taxes ....      --       (3)
    Change in net working capital excluding cash,
      current debt and acquisitions ...............      35      (65)
    Change in insurance items:
     Deferred policy acquisition costs ............     (25)     (21)
     Other insurance items, net ...................      61       40
    Other, net ....................................      (5)     (26)
                                                      -----    -----
Net cash provided by operating activities .........     184       50
                                                      -----    -----

Investing activities:
  Capital expenditures ............................     (46)     (42)
  Proceeds on disposal of fixed assets and
    equipment leased to others ....................       6       --
  Acquisition of business, net of cash acquired ...      --      (26)
  Other investments ...............................      (1)      --
  Insurance investments:
    Purchases .....................................    (265)    (490)
    Proceeds on maturities ........................      99      112
    Proceeds on sales .............................      60      351
                                                      -----    -----
Net cash used in investing activities .............    (147)     (95)
                                                      -----    -----

Financing activities:
  Additions to debt, net ..........................      12        2
  Payment of cash dividends .......................     (25)     (26)
  Treasury stock acquisitions .....................     (36)     (25)
  Insurance deposits received .....................     183      170
  Insurance benefits paid .........................    (133)    (124)
                                                      -----    -----
Net cash provided by (used in) financing activities       1       (3)
                                                      -----    -----

Effect of exchange rate changes on cash ...........      (2)      (2)
                                                      -----    -----

Total cash flows ..................................      36      (50)

Cash, cash equivalents and short-term investments:
 At beginning of period ...........................     170      297
                                                      -----    -----
 At end of period .................................   $ 206    $ 247
                                                      =====    =====

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

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

2.       Supplementary Balance Sheet Information

         The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                        05/27/00      11/27/99
                                                      -----------   -----------
         Allowance for possible losses and
              discounts on trade receivables ......        $  53         $ 54

         Inventories
              Finished Products ...................        $  75         $ 67
              Work in Process .....................           27           31
              Raw Materials .......................           14           15
                                                           -----         ----
                Total Inventory ...................        $ 116         $113
                                                           =====         ====

         Accumulated depreciation of equipment
              leased to others and property .......        $ 590         $588

         Accumulated amortization of intangible
              assets ..............................        $ 105         $100

         Capital Stock:
                Preferred stock, without par value:
                    Authorized 1,000,000 shares;
                      Shares issued ...............         None         None
                Common stock, without par value:
                    Authorized 199,000,000 shares;
                      Shares issued ...............   80,323,912    80,323,912

3.       Earnings per Common Share

         Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares under the Company's Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company's various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

         Earnings per share is calculated as follows:

                                    Three Months Ended            Six Months Ended
                                  05/27/00       05/29/99      05/27/00      05/29/99
                                  --------       --------      --------      --------
Net income (in thousands) ....   $    35,271   $    35,062   $    71,790   $    79,803
Average shares outstanding ...    62,885,126    66,575,338    63,068,738    66,724,789
Basic and diluted earnings per
    common share .............   $       .56   $       .53   $      1.14   $      1.20

4.       Comprehensive Income (Loss)

         As of November 29, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this Standard did not affect the Company's financial position or results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income (loss).

         The components of comprehensive income (loss) are as follows (in millions):

                                               Three Months Ended      Six Months Ended
                                              05/27/00    05/29/99    05/27/00  05/29/99
                                              --------    --------    --------  --------
         Net income .....................       $ 36        $ 35       $ 72       $ 80

         Net change in unrealized gain
             (loss) on available-for-sale
             securities .................        (38)        (30)       (85)       (67)

         Foreign currency translation
             adjustment .................         (4)          2         (6)         5
                                                ----        ----       ----       ----

         Comprehensive income (loss) ....       $ (6)       $  7       $(19)      $ 18
                                                ====        ====       ====       ====

         The composition of accumulated other comprehensive income (loss) at May 27, 2000 and November 27, 1999 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities of ($115) and ($30) million, respectively, and the foreign currency translation adjustment of ($14) and ($8) million, respectively.

5.       Contingencies

         As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc. (Hill-Rom), are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended May 27, 2000.

         On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers urging them not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended May 27, 2000.

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

         The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, antitrust, product liability, safety, health, taxes, environmental and other matters. Management believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

         The unusual charge also included a total of $10 million relative to asset impairments of a small Hill-Rom investment in a non-core business currently being liquidated and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations.

         The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action to be taken relative to a previously acquired product line.

         As of May 27, 2000, approximately $4 million in work force reduction costs and $1 million in facility closure costs have been incurred. The Company expects substantially all employee related costs to be completed within the next six months. The facility closures and field corrective actions are also expected to occur on a similar timeline, but could take longer.

         In March 1999, Batesville Casket announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected and the closure necessitated a $9 million unusual charge in the second quarter of 1999. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

         Manufacturing operations were discontinued at the plant and production successfully relocated in the second quarter of 1999. All severance and employee benefit costs and estimated plant closing costs have been incurred, with no adjustments being made to such reserves. The Company is continuing to work to dispose of the property and plant.

         In August 1998, the Company approved a plan to restructure Hill-Rom's operations in Germany and Austria. This plan resulted in the closure of all manufacturing facilities in Germany and Austria, whose markets will now be served with products from other existing operations.

         The plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included $53 million for the write-off of German subsidiary goodwill, the write-down of property, plant and equipment held for sale and obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.

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

         The disposition of the plant in Germany is targeted to be completed by the end of fiscal 2000, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999 for a gain of $2 million. This is reflected within the Unusual charges line of the Statement of Consolidated Income.

         In addition to costs accrued under the above outlined plans, approximately $1 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville, Kentucky were incurred through the second quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

         The reserve balances for the above plans included in other current liabilities approximated $15 million and $21 million as of May 27, 2000 and November 27, 1999, respectively.

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

        In analyzing segment performance, the Company's management reviews 1) income before income taxes, unusual items, and capital charges and
        2) segment income (income before income taxes and unusual items). The capital charge is an estimate of the cost of capital a segment would incur if not a part of Hillenbrand Industries.

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

        Financial information regarding the Company's reportable segments is presented below:

       ------------------------------------------------------------------------------------------------------------
                                                           Funeral Services        Corporate
                                         Health            ----------------        and Other
                                          Care           Products    Insurance      Expense       Consolidated
       ------------------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED
        MAY 27, 2000
       ------------------------------------------------------------------------------------------------------------
        Net revenues                     $264            $148          $91           $  -             $503
        Income before income taxes,
          unusual items and capital
          charges                        $ 23            $ 34          $11           $(12)            $ 56
            Capital charges               (11)             (4)           -             15                -
                                         --------------------------------------------------------------------------
        Segment income                   $ 12            $ 30          $11           $  3             $ 56
                                                                                                      -------------
        Income before income taxes                                                                    $ 56
       ------------------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED
        MAY 29, 1999
       ------------------------------------------------------------------------------------------------------------
        Net revenues                     $279            $157          $88           $  -             $524
        Income before income taxes,
          unusual items and capital
          charges                        $ 27            $ 37          $10           $(10)            $ 64
            Capital charges               (12)             (4)           -             16                -
                                         --------------------------------------------------------------------------
        Segment income                   $ 15            $ 33          $10           $  6             $ 64
        Unusual items (b)                $  -            $ (9)         $ -           $  -               (9)
                                                                                                      -------------
        Income before income taxes                                                                    $ 55
       ------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------
                                                           Funeral Services        Corporate
                                         Health            ----------------        and Other
                                          Care           Products    Insurance      Expense       Consolidated
       ------------------------------------------------------------------------------------------------------------
        SIX MONTHS ENDED
        MAY 27, 2000
       ------------------------------------------------------------------------------------------------------------
        Net revenues                     $521             $316         $180          $  -             $1,017
        Income before income taxes,
          unusual items and capital
          charges                        $ 46             $ 76         $ 12          $(23)            $  111
            Capital charges               (23)              (9)           -            32                  2
                                         --------------------------------------------------------------------------
        Segment income                   $ 23             $ 67         $ 12          $  9             $  111
        Unusual items (a)                $  2             $  -         $  -          $  -                  2
                                                                                                      -------------
        Income before income taxes                                                                    $  113
       ------------------------------------------------------------------------------------------------------------
        SIX MONTHS ENDED
        MAY 29, 1999
       ------------------------------------------------------------------------------------------------------------
        Net revenues                     $549             $318         $173          $  -             $1,040
        Income before income taxes,
          unusual items and capital
          charges                        $ 58             $ 78         $ 21          $(21)            $  136
            Capital charges               (24)              (9)           -            33                  -
                                         --------------------------------------------------------------------------
        Segment income                   $ 34             $ 69         $ 21          $ 12             $  136
        Unusual items (b)                $ (1)            $ (9)        $  -          $  -                (10)
                                                                                                      -------------
        Income before income taxes                                                                    $  126
       ------------------------------------------------------------------------------------------------------------


        (a) Health Care reflects a gain on the sale of a facility in Austria in the first quarter of 2000, which was closed as part of a plan to discontinue manufacturing operations in Germany and Austria.
        (b) Health Care reflects incremental costs incurred related to the plan to discontinue manufacturing operations at facilities in Germany and Austria. Funeral Services Products mainly reflects a charge for the closure of a manufacturing facility.

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

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Consolidated revenues of $503 million decreased $21 million compared to the second quarter of 1999. Operating profit decreased $1 million, or 2%, to $58 million. Net income of $36 million increased 3%, and earnings per share increased 6% to $.56. Excluding 1999 unusual charges primarily related to the closure of a manufacturing facility, earnings per share would have decreased 11%.

Health care sales for the second quarter decreased $5 million, or 3%, to $187 million, mainly due to decreased shipments in acute care, long-term care and U.S. export markets and a negative foreign exchange impact partially offset by increased European revenues. Acute care sales decreased approximately 4% compared to last year primarily due to softness in the United States, while European Health Care sales increased at double-digit rates. Health Care rental revenues also decreased in the second quarter to $77 million compared to $87 million last year, an 11% decline. Long-term care continues to experience declines in rates and volume due to previous changes in Medicare Part A patient reimbursement practices. Acute care and home care did experience increased volume which was more than offset by lower rates. Overall, home care experienced the largest decline in rental revenues due to lower Medicare reimbursement experience. European rental revenues were flat compared to 1999. Funeral services sales declined $9 million, or 6%, to $148 million in the second quarter mostly due to decreased unit volume as the result of an earlier flu season compared to 1999. Insurance revenues increased to $91 million compared to $88 million in the second quarter of 1999 despite $9 million less in capital gains in the 2000 second quarter compared to 1999. Excluding capital gains, insurance revenues would have increased approximately 15% compared to a 3% increase including the gains. Investment income and earned premiums both experienced double-digit percentage increases due to the increased size of the investment portfolio and increased policies in-force year over year.

Gross profit on Health Care sales of $81 million was equivalent to 1999, but as a percentage of sales increased from 42.2% to 43.3%. This increase was primarily due to decreased warranty costs compared to 1999 and efficiencies realized as a result of cost cutting actions associated with previously announced plans. Gross profit on rental revenues decreased $6 million, or 22%, to $21 million and as a percentage of sales declined from 31.0% to 27.3%, primarily due to lower Medicare reimbursement experience in the home care market and the previous changes in Medicare Part A reimbursement practices described above. Funeral Services sales gross profit declined 6% to $73 million compared to $78 million in 1999. As a percentage of sales Funeral Services gross profit was 49.3% compared to 49.7% in the second quarter of 1999. This reduction was due mainly to decreased unit volume across nearly all product lines as a result of an earlier flu season in 2000 compared to 1999 partially offset by continued good cost control and production efficiencies.

Funeral Services insurance operating profit was flat compared to 1999 at $10 million. Excluding the decrease in capital gains of $9 million compared to 1999, operating profit would have increased by approximately $9 million.

Other operating expenses (including insurance operations) decreased $1 million to $135 million compared to the second quarter of 1999. As a percentage of revenues, operating expenses were 26.8% versus 26.0% in 1999. 2000 operating costs are higher as a percentage of revenues due to increased incentive compensation compared to the prior year depressed levels and investments in additional initiatives.

Interest expense and other income (expense), net were comparable to the prior year while investment income increased $2 million due to higher money market rates and the previously anticipated partial sale of an investment.

The effective income tax rate was 36.4% in the second quarter of 2000 compared to 37.0% in the second quarter of 1999. The decrease in the tax rate was primarily due to lower operating losses in Europe.

SIX MONTHS 2000 COMPARED TO SIX MONTHS 1999

Except as noted below, the factors affecting the second quarter comparisons also affected the year-to-date comparison.

Consolidated revenues of $1,017 million decreased 2% compared to the first six months of 1999. Operating profit decreased $17 million, or 13%, to $117 million. Net income of $72 million decreased 10%, and earnings per share decreased 5% to $1.14.

Results for the first six months of 2000 include a $2 million gain on the sale of a facility in Austria which was closed and sold under the August 1998 plan to discontinue operations in Germany and Austria. This gain is included in the Unusual charges line of the Statements of Consolidated Income. 1999 results include a $9 million charge related to the closing of a casket manufacturing plant in Campbellsville, Kentucky and $1 million related to incremental costs associated with the discontinuance of manufacturing operations at facilities in Germany, Austria and Campbellsville, Kentucky. Excluding the unusual items mentioned above, operating profit declined 20% and earnings per share decreased approximately 15% in the first six months of 2000 compared to 1999.

Health Care sales were down slightly to $360 million compared to $369 million in 1999 primarily due to decreases in long-term care and export sales and a negative foreign exchange impact partially offset by increases in acute care and European sales. The increase in acute care sales was predominantly related to the 1999 acquisition of Amatech. Health Care rental revenue decreased $19 million, or 11%, to $161 million due to decreases in home care, long-term care and European rental revenue slightly offset by an increase in acute care. Funeral Services sales declined $2 million, or less than 1%, to $316 million due to a decrease in unit volume believed to be due to a slight decrease in the death rate. Funeral Services insurance revenues of $180 million were up $7 million, or 4%, compared to 1999. Excluding the impact of capital gains, insurance revenues would have increased approximately $22 million, or 14%. Earned premiums and investment income increased at double-digit rates.

Consolidated gross profit of $388 million, decreased 5%, or $20 million. Gross profit on Health Care sales was equal to 1999, but as a percentage of sales increased to 43.3% compared to 42.3% last year. Health Care rental revenue gross profit decreased $11 million, or 19%, to $48 million and was 29.8% versus 32.8% of revenues in 1999. This degradation is primarily due to lower Medicare reimbursement experience in the home care market and previous changes to Medicare reimbursement in the long-term care market as described above. Gross profit on Funeral Services sales was essentially flat with the prior year at 49.1% despite lower unit volume in 2000.

Insurance operating profit of $12 million was $9 million below the 1999 level of $21 million due to $15 million less capital gains in 2000. Excluding 2000 and 1999 capital gains, insurance operating profit would have more than doubled in 2000 compared to 1999.

Other operating expenses (including insurance operations) were up $9 million, or 3%, to $273 million and as a percentage of revenues were 26.8% versus 25.4% in 1999.

Investment income increased $2 million due to higher money market rates and the previously anticipated partial sale of an investment.

The effective income tax rate was 36.4% in 2000 compared to 37.0% in 1999. The decrease in the tax rate was primarily due to lower operating losses in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at May 27, 2000 increased $36 million to $206 million compared to November 27, 1999.

Net cash generated from operating activities of $184 million increased $134 million compared to $50 million generated in 1999. The increase was mainly due to good working capital management partially offset by lower earnings. A $45 million decrease in accounts receivable and a $15 million increase in other current liabilities were somewhat offset by small increases in inventory and other current assets and a decrease in accounts payable. The decrease in accounts receivable is primarily due to lower sales volume, a company-wide effort to decrease day sales outstanding and lower reimbursement experience on rental products.

Net cash used in investing activities increased $52 million to $147 million. This increase is primarily due to unfavorable effects of investment activities at Forethought partially offset by 1999 acquisition activities.

In financing activities, treasury stock acquisitions of $36 million consisted of purchases on the open market. The addition to debt was primarily related to debt denominated in a foreign currency.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements". The Company is currently studying the impact of adopting SAB No. 101, as amended, which is required to be adopted no later than the fourth quarter of fiscal 2001. No estimate of its possible effect is currently available.

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

The unusual charge also included a total of $10 million relative to asset impairments of a small Hill-Rom investment in a non-core business currently being liquidated and the write-off of goodwill and other strategic investments which were significantly underperforming original expectations or had essentially discontinued operations.

The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action to be taken relative to a previously acquired product line.

As of May 27, 2000, approximately $4 million in work force reduction costs and $1 million in facility closure costs have been incurred. The Company expects substantially all employee related costs to be completed within the next six months. The facility closures and field corrective actions are also expected to occur on a similar timeline, but could take longer.

In March 1999, Batesville Casket announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 production and administrative employees were affected and the closure necessitated a $9 million unusual charge in the second quarter of 1999. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee.

Manufacturing operations were discontinued at the plant and production successfully relocated in the second quarter of 1999. All severance and employee benefit costs and estimated plant closing costs have been incurred, with no adjustments being made to such reserves. The Company is continuing to work to dispose of the property and plant.

In August 1998, the Company approved a plan to restructure Hill-Rom's operations in Germany and Austria. This plan resulted in the closure of all manufacturing facilities in Germany and Austria, whose markets will now be served with products from other existing operations.

The plan necessitated the provision of a $70 million asset impairment and restructuring charge in 1998. The non-cash component of the charge included $53 million for the write-off of German subsidiary goodwill, the write-down of property, plant and equipment held for sale and obsolete inventory resulting from the realignment of operations. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.

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

The disposition of the plant in Germany is targeted to be completed by the end of fiscal 2000, but could take longer. The disposition of excess and discontinued inventories and production equipment from the German and Austrian facilities is complete, and the facility in Austria was sold in December 1999 for a gain of $2 million. This is reflected within the Unusual charges line of the Statement of Consolidated Income.

In addition to costs accrued under the above outlined plans, approximately $1 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville, Kentucky were incurred through the second quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

The reserve balances for the above plans included in other current liabilities approximated $15 million and $21 million as of May 27, 2000 and November 27, 1999, respectively.

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

The Company is experiencing and may continue to experience pressure on reimbursement rates related to its home care rental business.

The market for casketed deaths is expected to remain flat for the foreseeable future. The Company believes Batesville Casket has been able to increase its share of this market, as well as the growing cremation market, by providing innovative products and marketing programs for its funeral director customers.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 11, 2000. Matters voted upon by proxy were: The election of four directors nominated for three year terms expiring in 2003, the reapproval of the Hillenbrand Industries, Inc. Senior Executive Compensation Program and the ratification of the Board of Director's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company.
                                          Voted
                                           For                   Withheld
                                          -----                  --------
Election of directors in Class I
  for terms expiring in 2003:

  Peter F. Coffaro                      53,630,960               1,932,852
  Edward S. Davis                       53,454,788               2,109,024
  Leonard Granoff                       53,731,614               1,832,198
  W August Hillenbrand                  51,840,585               3,723,227

Messrs. Lawrence R. Burtschy, Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors and Messrs. John C. Hancock, George M. Hillenbrand II, John A. Hillenbrand II and Frederick W. Rockwood will continue to serve as Class III directors.

                                          Voted        Voted
                                           For        Against    Abstained
                                          -----       -------    ---------
Proposal to reapprove the
  Hillenbrand Industries, Inc.
  Senior Executive Compensation
  Program                               53,010,272    1,356,059  1,197,474

Proposal to ratify
  PricewaterhouseCoopers LLP
  as the Company's
  independent accountants               55,408,997       90,348     64,467

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit 27                       Financial Data Schedule


B.      Reports on Form 8-K

        There were no reports filed on Form 8-K during the second quarter ended May 27, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE:  July 5, 2000                     BY:   /s/  Donald G. Barger, Jr.
                                              -------------------------------
                                                   Donald G. Barger, Jr.
                                                   Vice President and
                                                   Chief Financial Officer


DATE:  July 5, 2000                     BY:   /s/  James D. Van De Velde
                                              ---------------------------
                                                   James D. Van De Velde
                                                   Vice President and Controller