Form 10-Q
period 2000-08-26
HILLENBRAND INDUSTRIES INC
filed 2000-10-06
CIK 47518

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2000
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

       Common Stock, without par value - 62,502,100 as of October 2, 2000.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

              Statements of Consolidated Income                            3
                   for the Three Months And Nine Months
                   Ended 8/26/00 and 8/28/99

              Condensed Consolidated Balance Sheets at                     4
                   8/26/00 and 11/27/99

              Condensed Statements of Consolidated Cash Flows              5
                   for the Nine Months Ended 8/26/00 and 8/28/99

              Notes to Condensed Consolidated Financial Statements        6-12

     Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         13-19

PART II - OTHER INFORMATION

     Item 5 - Other Information                                            19

     Item 6 - Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

                                            Three Months Ended      Nine Months Ended
                                           --------------------    --------------------
                                           08/26/00    08/28/99    08/26/00    08/28/99
                                           --------    --------    --------    --------
                                                 (In Millions Except Per Share Data)
Net revenues:
     Health Care sales .................   $    182    $    178    $    542    $    547
     Health Care rentals ...............         79          76         240         256
     Funeral Services sales ............        138         137         454         455
     Insurance revenues ................         93          90         273         263
                                           --------    --------    --------    --------
     Total revenues ....................        492         481       1,509       1,521

Cost of revenues:
     Health Care cost of goods sold ....        100         108         304         321
     Health Care rental expenses .......         55          60         168         181
     Funeral Services cost of goods sold         72          73         233         235
     Insurance cost of revenue .........         73          65         224         201
                                           --------    --------    --------    --------
     Total cost of revenues ............        300         306         929         938

Gross profit ...........................        192         175         580         583

Other operating expenses ...............        141         132         414         396

Unusual charges (expense), net (Note 6)           1          (1)          3         (11)
                                           --------    --------    --------    --------

Operating profit .......................         52          42         169         176

Interest expense .......................         (7)         (7)        (20)        (20)

Investment income ......................          8           3          17          10

Other income (expense), net ............         (1)         (1)         (1)         (3)
                                           --------    --------    --------    --------

Income before income taxes .............         52          37         165         163

Income taxes ...........................         18          14          59          60
                                           --------    --------    --------    --------

Net income .............................   $     34    $     23    $    106    $    103
                                           ========    ========    ========    ========

Basic and diluted earnings
  per common share (Note 3) ............   $    .54    $    .35    $   1.68    $   1.55
                                           ========    ========    ========    ========

Dividends per common share .............   $    .20    $   .195    $    .60    $   .585
                                           ========    ========    ========    ========

Average shares outstanding (thousands)..     62,758      66,395      62,966      66,616
                                           ========    ========    ========    ========

See Notes to Condensed Consolidated Financial Statements


Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


ASSETS                                                            08/26/00          11/27/99
                                                                  --------          --------
                                                                         (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments..........      $   208           $   170
  Trade receivables..........................................          358               413
  Inventories................................................          116               113
  Other......................................................           91                86
                                                                   -------           -------
   Total current assets......................................          773               782

Equipment leased to others, net..............................           67                69
Property, net................................................          200               198

Other assets:
  Intangible assets, net.....................................          182               192
  Other......................................................           97               101
                                                                   -------           -------
   Total other assets........................................          279               293

Insurance assets:
  Investments................................................        2,406             2,311
  Deferred policy acquisition costs..........................          623               584
  Deferred income taxes......................................           97                79
  Other......................................................          119               117
                                                                   -------           -------
   Total insurance assets....................................        3,245             3,091
                                                                   -------           -------
Total assets.................................................      $ 4,564           $ 4,433
                                                                   =======           =======

LIABILITIES

Current liabilities:
  Short-term debt............................................      $    56           $    52
  Trade accounts payable.....................................           59                80
  Other......................................................          220               239
                                                                   -------           -------
   Total current liabilities.................................          335               371
Other liabilities:
  Long-term debt.............................................          303               302
  Other long-term liabilities................................           67                68
  Deferred income taxes......................................            -                 3
                                                                   -------           -------
   Total other liabilities...................................          370               373
Insurance liabilities:
  Benefit reserves...........................................        2,230             2,092
  Unearned revenue...........................................          749               719
  Other......................................................           57                40
                                                                   -------           -------
   Total insurance liabilities...............................        3,036             2,851
                                                                   -------           -------
Total liabilities............................................        3,741             3,595
                                                                   -------           -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock...............................................            4                 4
  Additional paid-in capital.................................           22                24
  Retained earnings..........................................        1,361             1,293
  Accumulated other comprehensive income (loss) (Note 4).....          (83)              (38)
  Treasury stock.............................................         (481)             (445)
                                                                   -------           -------
Total shareholders' equity...................................          823               838
                                                                   -------           -------
Total liabilities and
 shareholders' equity........................................      $ 4,564           $ 4,433
                                                                   =======           =======

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows
                                                           Nine Months Ended
                                                          08/26/00  08/28/99
                                                          --------  --------
                                                             (In Millions)

  Net income .........................................     $ 106    $ 103
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and amortization ....................        67       71
    Change in noncurrent deferred income taxes .......         1       (3)
    Change in net working capital excluding cash,
      current debt and acquisitions ..................         6      (44)
    Change in insurance items:
     Deferred policy acquisition costs ...............       (39)     (34)
     Other insurance items, net ......................        86       74
    Other, net .......................................         1      (40)
                                                           -----    -----
Net cash provided by operating activities ............       228      127
                                                           -----    -----

Investing activities:
  Capital expenditures ...............................       (70)     (66)
  Proceeds on disposal of fixed assets and
    equipment leased to others .......................         7        1
  Acquisition of businesses, net of cash acquired ....        --      (54)
  Other investments ..................................        (1)      (4)
  Insurance investments:
    Purchases ........................................      (482)    (640)
    Proceeds on maturities ...........................       101      144
    Proceeds on sales ................................       230      386
                                                           -----    -----
Net cash used in investing activities ................      (215)    (233)
                                                           -----    -----

Financing activities:
  Additions to debt, net .............................        11        3
  Payment of cash dividends ..........................       (38)     (39)
  Treasury stock acquisitions ........................       (37)     (47)
  Insurance deposits received ........................       280      266
  Insurance benefits paid ............................      (189)    (175)
                                                           -----    -----
Net cash provided by financing activities ............        27        8
                                                           -----    -----

Effect of exchange rate changes on cash ..............        (2)      (1)
                                                           -----    -----

Total cash flows .....................................        38      (99)

Cash, cash equivalents and short-term investments:
 At beginning of period ..............................       170      297
                                                           -----    -----
 At end of period ....................................     $ 208    $ 198
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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                           08/26/00      11/27/99
                                                           --------      --------
     Allowance for possible losses and
          discounts on trade receivables.............        $  56         $  54

     Inventories
          Finished Products..........................        $  77         $  67
          Work in Process............................           27            31
          Raw Materials..............................           12            15
                                                             -----         -----
            Total Inventory..........................        $ 116         $ 113
                                                             =====         =====

     Accumulated depreciation of equipment
          leased to others and property..............         $599          $588

     Accumulated amortization of intangible
          assets.....................................         $105          $100

     Capital Stock:
            Preferred stock, without par value:
                Authorized 1,000,000 shares;
                  Shares issued......................         None          None
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

     Earnings per share is calculated as follows:

                                          Three Months Ended         Nine Months Ended
                                        08/26/00      08/28/99      08/26/00    08/28/99
                                        --------      --------      --------    --------
     Net income (in thousands)            $33,752       $23,258      $105,542     $103,061
     Average shares outstanding        62,757,736    66,395,139    62,966,342   66,616,353
     Basic and diluted earnings per
         common share                        $.54          $.35         $1.68        $1.55


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

     The components of comprehensive income (loss) are as follows (in millions):

                                  Three Months Ended      Nine Months Ended
                                 08/26/00    08/28/99    08/26/00    08/28/99
                                 --------    --------    --------    --------

Net income .....................   $  34      $  23       $ 106        $ 103

Net change in unrealized gain
    (loss) on available-for-sale
    securities .................      44        (17)        (41)         (84)

Foreign currency translation
    adjustment .................       2         (6)         (4)          (1)
                                   -----      -----       -----        -----

Comprehensive income (loss) ....   $  80      $  --       $  61        $  18
                                   =====      =====       =====        =====

     The composition of accumulated other comprehensive income (loss) at August 26, 2000 and November 27, 1999 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities of ($71) and ($30) million, respectively, and the foreign currency translation adjustment of ($12) and ($8) million, respectively.

5.   Contingencies

     As discussed under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 27, 1999, Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc. (Hill-Rom), are the subject of an antitrust suit brought by Kinetic Concepts, Inc. (KCI) in the health care equipment market. The plaintiff seeks monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs. There was no material change in the status of this litigation during the quarter ended August 26, 2000.

     On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage, interfered with existing Hill-Rom contractual relationships, interfered with Hill-Rom's prospective contractual and business relationships, commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers urging them not to do business with the Company and Hill-Rom, and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity. There was no material change in the status of this litigation during the quarter ended August 26, 2000.

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

     As of August 26, 2000, approximately $6 million in work force reduction costs, $1 million in facility closure costs and $2 million related to the field corrective action have been incurred. The Company expects substantially all employee related costs to be completed within the next three months. The facility closures and field corrective actions are also expected to occur on a similar timeline, but could take longer.

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

     Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999. All severance and employee benefit costs and $5 million in other plant closing costs have been incurred. In the third quarter of 2000 and the fourth quarter of 1999, approximately $1 million and $2 million of the provisions for severance and employee benefits and other plant closing costs, respectively, were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.

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

     In addition to costs accrued under the above outlined plans, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville, Kentucky were incurred through the third quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

     The reserve balances for the above plans included in other current liabilities approximated $10 million and $21 million as of August 26, 2000 and November 27, 1999, respectively.

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

     Financial information regarding the Company's reportable segments is presented below:

-------------------------------------------------------------------------------------------------------------
                                                        Funeral Services        Corporate
                                      Health            ----------------        and Other
                                       Care           Products    Insurance       Expense       Consolidated
--------------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     AUGUST 26, 2000
--------------------------------------------------------------------------------------------------------------
     Net revenues                     $    261      $     138      $    93       $    -         $     492
     Income before income taxes,
       unusual items and capital
       charges                        $     25      $      31      $    12       $  (17)        $      51
         Capital charges                   (11)            (5)           -           16                 -
                                       -----------------------------------------------------------------------
     Segment income                   $     14      $      26      $    12       $   (1)        $      51
     Unusual items (a)                $      1      $       -      $     -       $    -                 1
                                                                                                 -------------
     Income before income taxes                                                                 $      52
--------------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     AUGUST 28, 1999
--------------------------------------------------------------------------------------------------------------
     Net revenues                     $    254      $     137      $    90       $    -         $     481
     Income before income taxes,
       unusual items and capital
       charges                        $      2      $      28      $    15       $   (7)        $      38
         Capital charges                   (13)            (4)           -           17                 -
                                       -----------------------------------------------------------------------
     Segment income                   $    (11)     $      24      $    15       $   10         $      38
     Unusual items (b)                $     (1)     $       -      $     -       $    -                (1)
                                                                                                 -------------
     Income before income taxes                                                                 $      37
--------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                        Funeral Services        Corporate
                                      Health            ----------------        and Other
                                       Care           Products    Insurance       Expense       Consolidated
---------------------------------------------------------------------------------------------------------------
     NINE MONTHS ENDED
     AUGUST 26, 2000
---------------------------------------------------------------------------------------------------------------
     Net revenues                     $    782      $     454      $   273       $    -         $   1,509
     Income before income taxes,
       unusual items and capital
       charges                        $     71      $     107      $    24       $  (40)        $     162
         Capital charges                   (34)           (14)           -           48                 -
                                      -------------------------------------------------------------------------
     Segment income                   $     37      $      93      $    24       $    8         $     162
     Unusual items (a)                $      3      $       -      $     -       $    -                 3
                                                                                                ---------------
     Income before income taxes                                                                 $     165
---------------------------------------------------------------------------------------------------------------
     NINE MONTHS ENDED
     AUGUST 28, 1999
---------------------------------------------------------------------------------------------------------------
     Net revenues                     $    803      $     455      $   263       $    -         $   1,521
     Income before income taxes,
       unusual items and capital
       charges                        $     60      $     106      $    36       $  (28)        $     174
         Capital charges                   (36)           (13)           -           49                 -
                                      -------------------------------------------------------------------------
     Segment income                   $     24      $      93      $    36       $   21         $     174
     Unusual items (b)                $     (2)     $      (9)     $     -       $    -               (11)
                                                                                                ---------------
     Income before income taxes                                                                 $     163
---------------------------------------------------------------------------------------------------------------


(a) Health Care reflects a gain on the sale of a facility in Austria in the first quarter of 2000 and the partial reversal of a provision for severance and employee benefits in the third quarter of 2000 both related to the 1998 plan to discontinue manufacturing operations in Germany and Austria.

(b) Health Care reflects incremental costs incurred related to the plan to discontinue manufacturing operations in Germany and Austria. Funeral Services Products mainly reflects a charge for the closure of a manufacturing facility.

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

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Consolidated revenues of $492 million increased $11 million, or 2%, compared to the third quarter of 1999. Operating profit also increased 24%, or $10 million, to $52 million. Net income of $34 million increased 48%, or $11 million, compared to $23 million for the third quarter of 1999, and earnings per share increased 54% to $.54 compared to $.35 in 1999. Excluding 1999 and 2000 unusual items, primarily related to the closure of manufacturing facilities, earnings per share would have increased 51%.

Health Care sales increased $4 million, or 2%, to $182 million in the third quarter, primarily due to increased shipments in the European and U.S. export markets partially offset by the negative impact of currency fluctuations and slightly lower shipments to acute care, long-term care and home care customers. European Health Care sales increased nearly 8% while acute care sales decreased by less than 1%. Health Care rental revenues were up $3 million, or 4%, to $79 million compared to the third quarter of 1999. The growth in rental revenues is mainly due to higher units in use in the acute care and home care markets partially offset by decreased revenue in Europe and decreased revenue in the home care market due to continued lower Medicare reimbursement experience. U.S. long-term care revenues increased slightly as there was a small improvement in rate and mix compared to the third quarter of 1999. Overall, acute care revenues increased 11% and home care revenues decreased 19%. Funeral Services sales increased $1 million, or 1%, to $138 million for the third quarter mostly due to an improvement in the mix of product sold partially offset by decreased volume. Insurance revenues of $93 million increased $3 million, or 3%, compared to $90 million in 1999 despite $8 million less in capital gains in the third quarter of 2000 compared to 1999. Excluding capital gains, insurance revenues would have increased approximately 13% for the quarter. Both investment income and earned premiums continue to experience double-digit percentage increases due to the increased size of the investment portfolio and increased policies in-force year over year.

Gross profit on Health Care sales of $82 million was a $12 million, or 17%, increase over the third quarter of 1999. As a percentage of sales, Health Care sales gross profit increased from 39.3% to 45.1% for the quarter mainly due to productivity and cost improvements associated with previously announced plans and decreases in warranty costs and inventory provisions compared to the third quarter of 1999. Gross profit on rental revenues increased $8 million, or 50%, to $24 million compared to 1999 and as a percentage of sales improved from 21.1% to 30.4%. This increase was due to higher volume and productivity improvements in acute care and home care and a slight improvement in the mix and rate in long-term care partially offset by continued lower Medicare reimbursement experience in the home care market. Funeral Services sales gross profit was up $2 million, or 3%, to $66 million even though revenues were only up $1 million. As a percentage of sales, Funeral Services gross profit was 47.8% compared to 46.7% in the third quarter of 1999 and was mainly due to productivity improvements resulting from the closing of the Campbellsville facility in 1999.

Funeral Services insurance operating profit decreased $3 million to $12 million compared to the third quarter of 1999. Excluding the $8 million reduction in capital gains compared to 1999, operating profit would have increased $5 million. This increase is due to an increased volume of policies and productivity improvements.

Other operating expenses (including insurance operations) increased 7% to $141 million and as a percentage of revenues was 28.7% compared to 27.4% in 1999. This increase is a result of company-wide investments in new business development opportunities and higher levels of incentive compensation accompanying increased profitability.

Interest expense and other income (expense), net were comparable to the prior year while investment income increased $5 million due to higher money market rates, increased interest on receivables and the previously anticipated partial sale of an investment.

The effective income tax rate was 35.5% in the third quarter of 2000 compared to 36.2% in 1999. The decrease in the tax rate was primarily due to tax initiatives undertaken by the Company.

NINE MONTHS 2000 COMPARED TO NINE MONTHS 1999

Except as noted below, the factors affecting the third quarter comparisons also affected the year-to-date comparison.

Consolidated revenues of $1,509 million decreased 1%, or $12 million, in the first nine months of 2000 compared to 1999. Operating profit was down $7 million, or 4%, to $169 million. Net income of $106 million is up $3 million, or 3%, compared to 1999, and earnings per share increased 8%, or $.13, to $1.68.

Results for the first nine months of 2000 include a $2 million gain on the sale of a facility in Austria which was closed and sold under the August 1998 plan to discontinue operations in Germany and Austria and the reversal of approximately $1 million of severance and employee benefit costs related to this same plan due to actual costs being less than original estimates. This gain and reversal are included in the Unusual charges line of the Statement of Consolidated Income. 1999 results include a $9 million charge related to the closing of a casket manufacturing plant in Campbellsville, Kentucky and $2 million related to incremental costs associated with the discontinuance of manufacturing operations at facilities in Germany, Austria and Campbellsville, Kentucky. Excluding the unusual items mentioned above, operating profit decreased 11% and earnings per share declined approximately 1% in the first nine months of 2000 compared to 1999.

Health Care sales declined $5 million, or 1%, to $542 million compared to $547 million in 1999 mainly due to decreases in long-term care and export sales and the negative impact of currency fluctuations partially offset by increases in acute care, home care and Europe. European sales, excluding currency fluctuations, increased nearly 26% in the first nine months of 2000 compared to last year. Health Care rental revenues of $240 million were down $16 million, or 6%. This decrease is due to declines in home care, long-term care and Europe slightly offset by an increase in acute care. Long-term care has experienced declines in the first nine months of 2000 in rates and volume due to previous changes in Medicare Part A patient reimbursement practices. Home care has experienced the largest decline due to lower Medicare reimbursement experience despite a higher volume of products rented. Funeral Services sales is relatively flat in the first nine months at $454 million, down $1 million. This is due to a decrease in volume believed to be due to a slight decrease in the death rate. Funeral Services insurance revenues of $273 million is up $10 million, or 4%, despite $23 million less in capital gains in 2000 compared to 1999. Excluding the impact of capital gains in 2000 and 1999, insurance revenues would have increased approximately $33 million, or 14%. Investment income and earned premiums increased at double-digit rates.

Consolidated gross profit of $580 million, decreased $3 million, or 1%. Gross profit on Health Care sales increased $12 million, or 5%, to $238 million, and as a percentage of sales increased from 41.3% to 43.9%. Health Care rental revenue gross profit declined $3 million, or 4%, to $72 million. As a percentage of sales, rental revenue was 30.0% compared to 29.3% in 1999. Gross profit on Funeral Services sales increased to $221 million, $1 million greater than 1999. As a percentage of sales, gross profit on Funeral Services sales was 48.7% compared to 48.4% in 1999.

Insurance operating profit of $24 million decreased $12 million compared to 1999 due to $23 million less in capital gains. Excluding 2000 and 1999 capital gains, insurance operating profit increased $11 million, or 97%.

Other operating expenses (including insurance operations) grew by $18 million, or 5%, to $414 million. As a percentage of sales other operating expenses increased from 26.0% to 27.4%.

Investment income increased $7 million due to higher money market rates, increased interest on receivables and the previously anticipated partial sale of an investment.

The effective income tax rate was 36.1% in 2000 compared to 36.7% in 1999. The decrease in the tax rate was primarily due to tax initiatives undertaken by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at August 26, 2000 increased $38 million to $208 million compared to November 27, 1999.

Net cash generated from operating activities of $228 million increased $101 million due to good working capital management and the payment of a loan by the Company of approximately $44 million in 1999 related to its Company Owned Life Insurance (COLI) program. A $54 million decrease in accounts receivable was partially offset by increases in inventory and other current assets and decreases in trade accounts payable and other current liabilities. The decrease in accounts receivable is due to a company-wide effort to decrease days sales outstanding and lower reimbursement experience on rental products. The decrease in accounts payable is due to payments made in fiscal 2000 on accrued operating expenses which were higher at year-end due to heavy production levels.

Net cash used in investing activities decreased $18 million primarily due to 1999 acquisition activities.

In financing activities, treasury stock acquisitions of $37 million consisted of purchases on the open market. The addition to debt was primarily related to debt denominated in a foreign currency.

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

As of August 26, 2000, approximately $6 million in work force reduction costs, $1 million in facility closure costs and $2 million related to the field corrective action have been incurred. The Company expects substantially all employee related costs to be completed within the next three months. The facility closures and field corrective actions are also expected to occur on a similar timeline, but could take longer.

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

Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999. All severance and employee benefit costs and $5 million in other plant closing costs have been incurred. In the third quarter of 2000 and the fourth quarter of 1999, approximately $1 million and $2 million of the provisions for severance and employee benefits and other plant closing costs, respectively, were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.

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

In addition to costs accrued under the above outlined plans, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Germany, Austria and Campbellsville, Kentucky were incurred through the third quarter of 1999. These incremental costs include expenses such as travel, employee relocation and the relocation of certain manufacturing and business processes. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

The reserve balances for the above plans included in other current liabilities approximated $10 million and $21 million as of August 26, 2000 and November 27, 1999, respectively.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Legislative changes phased in beginning July 1, 1998 have had and will continue to have a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.

Cuts in Medicare funding mandated by the Balanced Budget Act of 1997 (BBA) have had and could continue to have an adverse effect on the Company's health care sales derived from the acute-care market. However, based on recent order patterns, the Company does believe the acute-care market is starting to adapt to these cuts in Medicare funding.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibits

     Exhibit 27                           Financial Data Schedule


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the third quarter ended August 26, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HILLENBRAND INDUSTRIES, INC.


DATE:  October 4, 2000        BY:   /S/   Donald G. Barger, Jr.
                                    -----------------------------------
                                          Donald G. Barger, Jr.
                                          Vice President and
                                          Chief Financial Officer


DATE:  October 4, 2000        BY:   /S/   James D. Van De Velde
                                    -----------------------------------
                                          James D. Van De Velde
                                          Vice President and Controller