Form 10-K
period 2000-12-02
HILLENBRAND INDUSTRIES INC
filed 2001-02-22
CIK 47518

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

For the Fiscal Year Ended December 2, 2000            Commission File No. 1-6651

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

       Registrant's Telephone Number, Including Area Code: (812) 934-7000
          Securities Registered Pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
----------------------------------   -------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this form 10-K or any amendment to this form 10-K. [ ]

     State the aggregate market value of the common stock held by non-affiliates of the registrant.

         Common Stock, without par value - $2,323,707,084 as of February 13, 2001 (excluding stock held by persons deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, without par value - 62,444,763 as of February 13, 2001.

     Documents incorporated by reference.

         Portions of the 2001 Proxy Statement furnished to Shareholders - Parts I and III.
         Portions of the 1997 Proxy Statement furnished to Shareholders - Part
         IV.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                           Annual Report On Form 10-K

                                December 2, 2000

                                TABLE OF CONTENTS


                                                                          Page
                             PART I

 Item 1.        Business                                                    1
 Item 2.        Properties                                                  7
 Item 3.        Legal Proceedings                                           7
 Item 4.        Submission of Matters to a Vote
                of Security Holders                                         8

                             PART II

 Item 5.        Market for Registrant's Common
                Equity and Related Stockholder
                Matters                                                     8
 Item 6.        Selected Financial Data                                     9
 Item 7.        Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                              10
 Item 7A.       Quantitative and Qualitative Disclosures
                About Market Risk                                          19
 Item 8.        Financial Statements and Supplementary
                Data                                                       21
 Item 9.        Changes in and Disagreements With
                Accountants on Accounting and
                Financial Disclosure                                       47

                             PART III

 Item 10.       Directors and Executive Officers
                of the Registrant                                          48
 Item 11.       Executive Compensation                                     48
 Item 12.       Security Ownership of Certain
                Beneficial Owners and Management                           48
 Item 13.       Certain Relationships and Related
                Transactions                                               48

                             PART IV

 Item 14.       Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                    48

                              SIGNATURES                                   52

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

Health Care

     Hill-Rom Company is a recognized leader in the worldwide health care community providing sales, rentals, service and support for products including beds, therapy surfaces, stretchers, infant warmers, incubators, furniture, communication systems, surgical columns, medical gas management systems, modular headwalls, lighting systems and operating room equipment.
     The Hill-Rom(R) line of electrically, hydraulically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also manufactures beds for special departments such as intensive care, emergency, perinatal, recovery rooms, neonatal and labor and delivery rooms. Other Hill-Rom(R) products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Products introduced and acquired recently include the Affinity(R) Three birthing bed, TotalCare(R) bed, Advanta(TM) bed, and the Amatech product line of surgical table accessories and patient positioning devices for the operating room in the acute care market. The Company continues to expand its line of specialty accessories to improve both patient comfort and serviceability for the health care provider. Also, the Company focuses on furnishing the total health care suite, which includes improved room groupings to enhance the comfort of both the patient and family members. Hill-Rom also remanufactures hospital beds. The remanufacturing process includes disassembly, washing, sanding, painting and reassembly with new components.
     Hill-Rom(R) products are sold directly to acute and long-term health care facilities throughout the United States, Canada and Europe by Hill-Rom account executives. Most Hill-Rom(R) products sold in the United States are delivered by trucks owned by Hill-Rom. Hill-Rom also sells its domestically produced products through distributorships throughout the world.
     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing facilities in France. These products are sold and leased directly to hospitals and nursing homes throughout Europe.

     Within the wound care and trauma management market, CLINITRON(R) Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON(R) unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit's fluidization chamber. Various CLINITRON(R) products are designed to meet the specific requirements of acute care, long-term care and home-care settings. Other products utilizing this technology include the Clinitron(R) Rite-Hite(R) Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron At-Home(R) unit, which was designed for delivery and use in the home.
     Hill-Rom's other wound care and pulmonary/trauma management technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Low airloss products include the Flexicair Eclipse(R) mattress, a portable, rental mattress replacement for the acute care market and the Silkair(R) mattress, a low airloss overlay product for the home care market, and the V-Cue(TM) mattress, a rotational mattress for the pulmonary market. In addition to the above products, the European operations have introduced the Primo mattress, a modestly priced, low airloss product to enhance the product line. In Europe, the Company also rents and sells the Duo(R) mattress, a pressure relieving and alternating pressure mattress.
     Clinical support for Hill-Rom's wound care and pulmonary/trauma management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.
     Hill-Rom(R) therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 175 Service Centers located in the United States, Canada and Western Europe.

Funeral Services

     Batesville Casket Company was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells caskets made of stainless steel, copper, bronze, and hardwood. It also manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns and other memorialization products for the cremation market. In addition, Batesville markets a line of non-protective steel caskets. Batesville also supplies selection room display fixturing through its Applied Retail Systems division.
     All Batesville-produced metal caskets are protective caskets that are electronically welded and resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.
     Batesville's Monoseal(R) steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville produced caskets.
     Batesville(R) hardwood caskets are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Except for a limited line of hardwood caskets with a protective copper liner, the majority of hardwood caskets are not protective.
     Batesville's cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

     The Options by Batesville cremation division offers a complete cremation marketing system for funeral services professionals. In addition to a broad line of cremation caskets, cremation containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options' wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonne' and marble.
     Batesville offers several other marketing and merchandising programs to funeral directors for both casket and cremation products. Batesville(R) caskets are marketed by Batesville's direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, the United Kingdom, Australia, Canada, Mexico and Puerto Rico. Batesville maintains inventory at 80 company-operated Customer Service Centers (CSCs) and seven Rapid Deployment Centers (RDCs) in North America. Batesville(R) caskets are delivered in specially equipped vehicles owned by Batesville.
     Batesville mainly manufactures and distributes products in the U.S. It also has small manufacturing and distribution facilities in Canada and Mexico.
     Forethought Financial Services was founded in 1985. It, along with its principal subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, The Forethought Group, Inc. and Arkansas National Life Insurance Company serve a network of funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies and trust products. These specialized funeral planning products are offered through funeral homes and cemeteries. Consumers choose the funeral home, type of service and merchandise they want. The selected funeral home contracts with the consumer to provide the funeral services and merchandise when needed. With funds made available by a Forethought(R) financial product, the funeral home agrees to provide the planned funeral as specified.
     Forethought(R) life insurance policies are offered by over 5,000 independent funeral homes. Forethought Life Insurance Company is licensed in 49 states, nine Canadian provinces, Puerto Rico and the District of Columbia.
     Forethought entered the trust business in 1997 and offers trust products in twenty-three states. Its trust products are offered through funeral homes and cemeteries. Forethought received a federal savings bank charter in July 1998. In November 1999, Forethought National Trust Bank was merged into Forethought Federal Savings Bank, as required with the granting of the savings bank charter.

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

Funeral Services

     Batesville believes its sales of finished caskets are the largest in the United States. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies that also manufacture and/or sell caskets over a wide geographic area. There are, however, throughout the United States many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area.
     Forethought competes on the basis of services to its customers and products offered. Forethought sells its products in competition with other life insurance companies and banks. Forethought believes it is the leading provider of insurance-funded pre-arranged funerals in North America. Forethought Federal Savings Bank competes with local banks and master trusts offered through industry trade or state funeral director associations.

RESEARCH

     Each of the Company's operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. Expenditures in the most recent three fiscal years were as follows:

                                                            (millions)
                                                    2000       1999      1998
                                                    ----       ----      ----

Total research and development expenditures          $45        $47       $46

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

EMPLOYEES

     As of February 13, 2001, the Company employed approximately 10,800 persons in its operations.

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

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.
     The Company's export revenues constituted less than 10% of consolidated revenues in 2000 and prior years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. Following are the executive officers of the Company as of February 13, 2001.

     Frederick W. Rockwood, 53, was elected Chief Executive Officer and President of the Company on December 3, 2000 after being President since December 6, 1999. He has been employed by the Company since 1977. Previous positions held within the Company include President and Chief Executive Officer of Hillenbrand Funeral Services Group, Inc., President and Chief Executive Officer of Forethought Financial Services, Inc., Senior Vice President of Corporate Planning and Director of Corporate Strategy.

     Michael L. Buettner, 43, has been employed by the Company since January 9, 1995, and was elected Vice President, Corporate Development on January 9, 1995. Prior to joining the Company, he was employed by Bausch & Lomb Incorporated for 10 years in various corporate development and finance roles, most recently as Staff Vice President, Corporate Development. He has also served in various finance and marketing positions with Moog Automotive, Inc. and Carboline Company.

     Mark R. Lindenmeyer, M.D., 54, was elected Vice President, General Counsel and Secretary of the Company on October 7, 1991. He had been employed by the Company since August 18, 1986, as Litigation Counsel. Prior to joining the Company, Dr. Lindenmeyer served in the U.S. Army as a military trial attorney and judge and was a partner in a Batesville, Indiana law firm. He has been a licensed physician since 1986 and a practicing attorney since 1972.

     David L. Robertson, 55, has been employed by the Company since March 23, 1998, and was elected Vice President, Executive Leadership Development on June 26, 2000. He previously served as Vice President, Administration from December 8, 1999 to June 26, 2000 and Vice President, Human Resources from March 23, 1998 to December 8, 1999. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc. in Wooster, Ohio. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc.

     Chris Ruberg, 42, was elected Vice President of Strategic Planning on March 13, 2000 and has been employed by the Company since 1985. Previous positions held within the Company include Vice President of Strategic Planning at Hill-Rom Company, Vice President of Strategy and Development at Hillenbrand Funeral Services Group, Inc. and Vice President of Strategic Planning at Forethought Financial Services, Inc.

     James D. Van De Velde, 54, was elected Vice President and Controller on May 13, 1991. He joined the Company on September 1, 1980 as Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse (now PricewaterhouseCoopers LLP).

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

         Location                      Description                      Primary Use
         --------                      -----------                      -----------
HEALTH CARE:
       Batesville, IN             Manufacturing plant and            Manufacture of health care
                                     distribution facility              equipment
                                  Office facilities                  Administration
       Charleston, SC             Office facility and                Administration and
                                     assembly plant                     assembly of therapy units
       Hatboro, PA                Manufacturing plant and            Administration and manufacture
                                     office facility                    of infant-care equipment
       Pluvigner, France          Manufacturing plant and            Administration and manufacture
                                     office facility                  of health care equipment
FUNERAL SERVICES:
       Batesville, IN             Manufacturing plants               Manufacture of metal caskets
                                  Office facilities                  Administration and Insurance
                                                                        Operations
       Manchester, TN             Manufacturing plants               Manufacture of metal caskets
       Vicksburg, MS              Kiln drying and lumber             Drying and dimensioning of
                                     cutting plant                      lumber
    *  Batesville, MS             Manufacturing plant                Manufacture of hardwood
                                                                        caskets
       Nashua, NH                 Manufacturing plant                Manufacture of hardwood
                                                                        caskets

     In addition to the foregoing, the Company leases or owns a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe and Mexico.

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

     On November 20, 1996, the Company filed a Counterclaim to the above action against Kinetic Concepts, Inc. (KCI) in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges that KCI has attempted to monopolize the therapeutic bed market and to interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct. It further alleges that KCI abused the legal process for its own advantage; interfered with existing Hill-Rom contractual relationships; interfered with Hill-Rom's prospective contractual and business relationships; commercially disparaged the Company and Hill-Rom by uttering and publishing false statements to customers and prospective customers urging them not to do business with the Company and Hill-Rom; and committed libel and slander in statements made both orally and published by KCI that the Company and Hill-Rom were providing illegal discounts. The Company alleges that KCI's intent is to eliminate legal competitive marketplace activity.
     The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in late 2001.
     There is no other pending litigation of a material nature in which the Company or its subsidiaries are involved.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 2, 2000.

                                     PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases regarding the Company's future plans, objectives and expected performance. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and the Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC. Specifically, statements in this filing that are not historical facts, including statements accompanied by words such as "the Company believes," "may continue," "could continue," "is expected" or "expects," are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes, but their absence does not mean that the statement is not forward-looking.
     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: outlook for health care customers, demand for products, actual and anticipated death rates, differences in anticipated and actual product introduction dates, the ultimate success of those products in the marketplace, changes in Medicare reimbursement trends, the success of cost control and restructuring efforts and the integration of acquisitions, among other things. Realization of the Company's objectives and expected performance can also be adversely affected by the outcome of pending litigation and rulings by the Internal Revenue Service on certain tax positions taken by the Company.

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Market Information

     Hillenbrand Industries' common stock is traded on the New York Stock Exchange under the ticker symbol "HB". The following table reflects the range of high and low selling prices of the Company's common stock by quarter for 2000 and 1999.

                                           2000                    1999
                                   -------------------     ---------------------
                                    High         Low         High         Low
                                    ----         ---         ----         ---
              First Quarter        $38 3/8     $29 5/8     $58 1/8     $41
              Second Quarter       $34 7/16    $28 3/4     $49 1/8     $40 15/16
              Third Quarter        $34 3/4     $29 3/4     $45 5/16    $28 7/8
              Fourth Quarter       $51 1/2     $33 3/4     $37 3/8     $26 1/8

Holders

     On February 13, 2001, there were approximately 18,100 shareholders of record.

Dividends

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. Dividends are paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.80 ($.20 per quarter) in 2000 and $.78 ($.195 per quarter) in 1999 were paid on each share of common stock outstanding. Cash dividends will be $.21 in the first quarter of 2001.

Item 6.    SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1996 through 2000.

                                     2000 (53 weeks)     1999              1998              1997           1996
                                     ----                ----              ----              ----           -----
                                                           (In millions except per share data)
Net revenues                       $   2,096          $    2,047        $    2,001       $    1,776      $    1,684

Net income (a)                     $     154          $      124        $      184       $      157      $      140

Basic and diluted
  net income per share (a)         $    2.44          $     1.87        $     2.73       $     2.28      $     2.02

Total assets                       $   4,597          $    4,433        $    4,280       $    3,828      $    3,396

Long-term debt                     $     302          $      302        $      303       $      203      $      204

Cash dividends per share           $     .80          $      .78        $      .72       $      .66      $      .62

(a) Results in 2000 include unusual charges of $2 million, net-of-tax, ($.03 per share) related to the retirement of the Company's Chief Executive Officer, the gain on dispositions of facilities idled as a part of prior unusual charges, the reversal of certain prior unusual charge provisions as actual costs were less than originally estimated and other items. Results in 1999 reflect unusual charges of $24 million, net-of-tax, ($.36 per share). The charges include costs related to work force reduction activities, facility closure costs, certain asset impairment charges and other items. Results in 1998 include income of $47 million, net-of-tax, ($.70 per share) relative to the sale of Medeco Security Locks, Inc. The Company also recorded unusual charges totaling $42 million, net-of-tax, ($.62 per share). The charges include the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany and Austria; tax benefits related to the write-off of the Company's investments in Germany and Austria; and provisions for certain income tax exposures. Results in 1996 reflect income of $8 million ($.12 per share) relative to the sale of Block Medical.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Hillenbrand Industries is organized into two business groups. The Health Care Group, which is considered as one reporting segment, consists of Hill-Rom. Results for Medeco Security Locks, Inc. (Medeco), which was sold on July 1, 1998, were included in this group through this date. Medeco sales included in the Health Care Group were $27 million in 1998. Unless otherwise specifically identified, Medeco related activities are excluded from amounts and explanations related to the Health Care Group throughout the Management's Discussion and Analysis of Results of Operations. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought).

RESULTS OF OPERATIONS

2000 Compared with 1999

Summary
Consolidated net revenues of $2,096 million increased 2%, or $49 million, in 2000. Approximately $15 million of this increase can be attributed to the 53rd week in fiscal 2000. Fiscal 1999 was, and fiscal 2001 will be, 52-week years. Operating profit increased $33 million, or 16%, to $244 million. Net income of $154 million increased $30 million, or 24%, over 1999 and earnings per share increased 30% to $2.44.
     Excluding unusual items discussed below, operating profit decreased 1% and net income increased 5%. 2000 results include net unusual charges of $2 million, net-of-tax, ($.03 per share) related to the retirement of the Company's former Chief Executive Officer; gains from the disposition of facilities idled as part of prior unusual charges; the reversal of certain accruals provided for in prior unusual charges due to actual costs being less than originally estimated; and other items. 1999 results reflect unusual charges of $24 million, net-of-tax, ($.36 per share) related to work force reduction activities, facility closure costs, certain asset impairment charges and other items.

Net Revenues
Health Care sales increased $34 million, or 4%, to $800 million due to strengthening sales in U.S. acute care, Europe and international exports, partially offset by decreased sales in the long-term care market and the negative impact of currency fluctuations. The increase of approximately 5% in U.S. acute care market sales was due to the mid-1999 acquisition of AMATECH and increased shipments in ambulatory, operating room, infant care, and hospital beds and furniture partially offset by decreases in communications and the piped-medical gas portion of architectural products. The Company believes that the recent uncertainty experienced by our U.S. acute care customers is beginning to subside as they continue to react to cuts in Medicare reimbursements in their operations. Europe experienced increased sales mainly in the United Kingdom and the Netherlands. Excluding the impact of currency fluctuations, European sales were up approximately 26% compared to 1999. The decrease in long-term care sales was due to several large shipments occurring in 1999 that did not repeat in 2000.

     Health Care rental revenue of $312 million decreased $12 million, or 4%, compared to 1999 due to declines in home care, long-term care and Europe, partially offset by an increase in acute care. Rental revenue in the home care market dropped nearly 40% as a result of continued lower Medicare reimbursement experience despite a large increase in unit volume and mix. The U.S. long-term care market also experienced decreased revenue due to declines in volume and mix, partially offset by an increase in rate as this market's customers continue to adjust to changes in Medicare Part A patient reimbursement practices. European rental revenues also fell during the year, but on a local currency basis were flat with 1999. These reductions were partially offset by a 7% increase in acute care rental revenue, that was due to increased volume partially offset by a decrease in mix and rate.
     Funeral Services sales grew $15 million, or 2%, to $617 million due to increased unit volume across certain product lines and an improvement in product mix. Batesville Casket Company was once again able to increase unit volume in a market that is flat for casketed deaths.
     Insurance revenues of $367 million were up 3%, or $12 million, compared to $355 million in 1999 despite $24 million less in capital gains in 2000 than in 1999. Excluding capital gains in both years, revenues would have increased approximately 11%. Investment income grew approximately $20 million due to the increased size of the investment portfolio and earned premium revenue increased approximately $16 million mainly due to increased policies in-force year over year. 2000 policy sales were up approximately 6% over 1999 as Forethought continues to recover from the loss of policy sales from funeral home consolidators that acquired or started preneed insurance operations to supply their customers policies. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought's operations in 2000 or in prior years.

Gross Profit
Gross profit on Health Care sales of $368 million increased $54 million, or 17%, over 1999 and as a percentage of sales was 46% in 2000 compared to 41% in 1999. The significant increase in gross profit and gross profit as a percentage of sales is due to productivity improvements from cost alignment efforts and lower warranty costs and provisions for inventory in 2000.
     Health Care rental gross profit declined $2 million, or 2%, to $86 million. Gross profit as a percentage of sales increased to 28% compared to 27% in 1999. This slight increase was primarily due to higher volume in acute care and home care and productivity improvements largely offset by lower Medicare reimbursement experience within the U.S. home care market.
     Funeral Services sales gross profit of $305 million increased $13 million, or 4%, compared to $292 million in 1999. As a percentage of sales, Batesville Casket's gross profit was 49%, which is comparable to 1999.
     Profit before other operating expenses and unusual charges in insurance operations decreased $15 million, or 18%, to $67 million in 2000. This decrease was primarily due to $24 million less in capital gains and an increase in death benefits paid and reserved due to the larger base of policies in-force, partially offset by increased profits earned on a larger base of policies in-force and higher investment income (with minimal direct cost).

Other Operating Expenses
Other operating expenses, consisting of selling, marketing, distribution and general administrative costs, increased $52 million, or 10% in 2000. As a percentage of consolidated revenues, these expenses increased from 26% in 1999 to 28% in 2000 primarily due to increased incentive compensation and company-wide investments in new business development opportunities, offset in part by improved productivity and better cost alignment.

Operating Profit
Health Care operating profit increased $61 million to $116 million. This increase was largely due to an increase in Health Care sales gross profit, resulting from increased Health Care sales and an improvement in gross profit as a percentage of sales. The improvement in gross profit percentage is primarily due to productivity improvements from cost alignment efforts and lower warranty costs and provisions for inventory in 2000. Health Care operating profit was also impacted by a $25 million unusual charge in 1999 related to work force reduction activities, facility closure costs, certain asset impairment charges and other items, while $5 million of income was classified as unusual in 2000. The income recognized in 2000 relates to gains on the sale of facilities idled as part of prior unusual charges and the reversal of accruals provided for in previous unusual charges due to actual costs being less than originally estimated. Excluding unusual charges in 2000 and 1999, operating profit would have been $111 million in 2000 and $80 million in 1999, a 39% increase.
     Operating profit in the Funeral Services Group of $182 million increased $9 million, or 5%, compared to 1999. At Batesville Casket, operating profit increased approximately 14% as a result of increased shipments, improved product mix and improved productivity. During 1999, Batesville incurred a $9 million unusual charge related to the closure of a manufacturing facility. Excluding this unusual charge, Batesville's operating profit would have increased approximately 6% in 2000. At Forethought, a $24 million decrease in capital gains was partially offset by higher investment income, increased earned premiums and a decrease in operating expenses, which resulted in a 22% decrease in operating profit. In 2000 and 1999, Forethought incurred unusual charges of $1 million related to the realignment of certain operations and $3 million related to an impaired asset, respectively. Excluding these unusual charges, operating profit would have decreased approximately 25% in 2000.
     Consolidated operating profit of $244 million increased $33 million, or 16%. Excluding the unusual charges discussed above as well as a $7 million and $1 million unusual charge in 2000 and 1999, respectively, at the consolidated company level, consolidated operating profit would have been $247 million, a 1% decrease compared to 1999. The unusual charges at the consolidated company level related to the retirement of the Company's former Chief Executive Officer, partially offset by a gain on the sale of a facility idled as part of a prior unusual charge in 2000 and an impaired asset in 1999.

Other Income and Expense
Interest expense of $27 million remained unchanged compared to 1999 as the Company's level of debt was essentially constant until near the end of the year. Investment income increased $8 million primarily from the gain on the sale of an investment.

Income Taxes
The effective income tax rate was 36.1% in 2000 compared to 36.7% in 1999. The decrease in the effective tax rate was primarily due to tax initiatives undertaken by the Company and the profitability of Europe.

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

Net Revenues
Health Care sales of $766 million increased $45 million, or 6%, due to continued good market acceptance of the TotalCare(R) bed and increased shipments of communications and procedural products in Hill-Rom's U.S. acute care market. Hill-Rom also experienced increased shipments of the Resident(R) LTC bed as it continued to have good market acceptance. North American sales decreased compared to 1998 during the third and fourth quarters of 1999. The Company believes these declines were attributable to some shipment delays and decreased orders by our acute care customers as they responded to uncertainty and cuts in Medicare reimbursements in their operations. European revenues decreased slightly compared to 1998 primarily due to decreased sales in Germany and Austria, which were impacted by the discontinuance of manufacturing in these countries during fiscal 1999.
     Health Care rental revenue was down $79 million, or 20%. Nearly all of the decrease was in the U.S. long-term care market, which experienced lower rates, product mix and volume as a result of changes in Medicare Part A patient reimbursement practices effective July 1, 1998. U.S. acute care and European rental revenues were slightly above 1998 levels. In the U.S. acute care market, higher volume was offset by lower rates with very little change in product mix. The U.S. home care market experienced lower revenues compared to 1998 as a result of lower reimbursement experience partially offset by higher volume and product mix.
     Funeral Services sales grew $61 million, or 11%, to $602 million due to increased unit volume across all product lines and an increase in product mix. In 1999, Batesville was able to continue to increase unit volume in a market that is currently flat for casketed deaths.
     Insurance revenues increased $46 million or 15% at Forethought. Earned premium revenue increased approximately $25 million due primarily to increased policies in-force year over year. Investment income grew about $18 million because of the increased size of the investment portfolio. Realized net gains on the sale of investments were approximately $3 million more than in 1998. Policy sales were down nearly 13% in 1999 primarily due to several funeral home consolidators recently acquiring or starting preneed insurance operations to supply their customers policies. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought's operations in 1999 and prior years.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Net cash flows from operating activities and selected borrowings represent the Company's primary source of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at December 2, 2000 decreased $38 million to $132 million compared to November 27, 1999, mainly due to capital expenditures, the purchase of treasury stock, the repayment of short-term debt totaling $56 million and the payment of cash dividends partially offset by cash generated from operating activities.

Operating Activities
Net cash generated by operating activities of $296 million increased $112 million compared to 1999. Contributing to the improvement were increased earnings and favorable movements in most components of working capital.
     The decrease in depreciation, amortization and write-down of intangibles is due to a 1999 unusual charge of $3 million consisting of a write-off of goodwill related to an asset impairment and a decrease in the manufacture of new rental units in 2000. The favorable changes in working capital are due to good working capital management. Consolidated days revenues outstanding in accounts receivable decreased to 80 in 2000 compared to 86 in 1999 as a result of company-wide efforts to decrease this measure in 2000 along with increased provisions for unrecoverable receivables in the Health Care rental business. Accrued expenses and other liabilities decreased in 2000 due to a reduction in income taxes payable, along with reduced accruals related to unusual charges and warranty related matters.

Investing Activities
Net cash used in investing activities increased to $321 million compared to $266 million in 1999. This increase was due to $27 million in additional capital expenditures in 2000, along with unfavorable effects from investment activities at Forethought.
     Forethought invests the cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and high-grade corporate bonds with fixed maturities. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales prior to maturity. Sales prior to maturity resulted in a net loss in 2000 and net gains in 1999 and 1998.

Financing Activities
The Company's long-term debt-to-capital ratio was 27% at year-end 2000 compared to 26% at year-end 1999. This slight increase was primarily due to a $7 million decrease in the Company's equity resulting from the purchase of treasury stock, a decrease in accumulated other comprehensive (loss) income and the payment of normal dividends partially offset by current year earnings.
     During the fourth quarter of fiscal 2000, the Company repaid $52 million of short-term debt denominated in Euros.

     Quarterly cash dividends per share were $.18 in 1998, $.195 in 1999 and $.20 in 2000. An additional increase to $.21 per share was approved by the Board of Directors in January 2001 for the first quarter of 2001.

Insurance Assets and Liabilities
Insurance assets of $3,314 million grew 7% over the past year. Cash and invested assets of $2,465 million constitute 74% of the assets. The investments are concentrated in U.S. Treasuries and agencies and high-grade corporate bonds, with smaller investments in equities and foreign denominated securities. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $2,336 million. Statutory reserves represent 62% of the face value of insurance in-force. Forethought Life Insurance Company made dividend payments to Hillenbrand Industries of $24 million and $14 million in January 2001 and in 1998, respectively. The statutory capital and surplus as a percentage of statutory liabilities of Forethought was 12% and 11% at December 31, 2000 and 1999, respectively. The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax cost, which partially offsets the deferred tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax benefit remained essentially unchanged in 2000 and 1999.

Shareholders' Equity
Cumulative treasury stock acquired in open market and private transactions increased to 19,502,767 shares in 2000, up from 18,322,467 shares in 1999. The Company currently has Board of Directors' authorization to repurchase up to a total of 24,289,067 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 45,185 shares, net of shares converted to cash to pay withholding taxes, were reissued in 2000 to individuals under the provisions of the Company's various stock-based compensation plans.

OTHER ISSUES

Accounting Standards
The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This Standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. As the Company is not active in the use of derivative products or arrangements, adoption of this Standard will not have a material effect on the Company's consolidated financial statements. The Company will adopt the Standard in the first quarter of fiscal 2001.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101) "Revenue Recognition in Financial Statements." The Company is currently studying the impact of adopting SAB No. 101, as amended, which is required to be adopted no later than the fourth quarter of fiscal 2001, but believes its effect will be immaterial.

Unusual Charges

2000 Actions
On October 11, 2000, the Company announced that W August Hillenbrand, Chief Executive Officer, would retire effective December 2, 2000. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of the retirement agreement. This charge is reflected within the Unusual charges line of the Statement of Consolidated Income.
     In November 2000, Forethought announced the realignment of certain of its operations. Forethought incurred an unusual charge of $1 million in relation to this realignment.

1999 Actions
In November 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999. The cash component of this charge was $19 million.
     Included in the cost-cutting actions announced at Hill-Rom was the reduction of 350 employees in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively.
     The unusual charge also included $10 million relative to asset impairments for a small Hill-Rom investment that has been liquidated and the write-off of other strategic investments which have discontinued operations.
     The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action taken relative to a previously acquired product line.
     As of December 2, 2000, approximately $7 million in work force reduction costs, $2 million in facility closure costs and $4 million related to the field corrective action have been incurred. The Company expects substantially all employee-related costs to be completed within the next three months as the payments to previously eliminated employees are completed. The facility closures are near completion and the field corrective action is expected to be completed by the end of the third quarter of 2001.
     During 2000, approximately $2 million of the original 1999 provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.
     In March 1999, Batesville Casket Company announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 employees were affected and the closure necessitated a $9 million unusual charge in the second quarter of 1999. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee. All accrued costs related to this action have been incurred. The idled facility was sold in October 2000 for a gain of $1 million which is reflected within the Unusual charges line of the Statement of Consolidated Income.

1998 Actions
In August 1998, the Company approved a plan to close all manufacturing facilities in Germany and Austria. The plan necessitated the provision of a $70 million asset impairment and restructuring charge including a non-cash charge of $53 million for the write-off of goodwill and other asset impairments. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.

     Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999 and all actions required under the plan have been completed. During 2000 and 1999, approximately $1 million and $2 million of the originally recorded provisions were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.
     The disposition of the facility in Austria was completed in December 1999 for a gain of $2 million and the facility in Germany was sold in November 2000 for a gain of $1 million. These gains are reflected within the Unusual charges line of the Statement of Consolidated Income.

Other
In addition to costs accrued under the above outlined plans, approximately $1 million and $2 million of incremental costs were incurred in relation to these actions in 2000 and 1999, respectively. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.
     The reserve balances for the above plans included in other current liabilities approximated $8 million and $21 million as of December 2, 2000 and November 27, 1999, respectively. The reserve balance included in other long-term liabilities for the retirement of the Company's CEO is approximately $7 million as of December 2, 2000.

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

Factors That May Affect Future Results
Legislative changes phased in beginning July 1, 1998 have had, and may continue to have, a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market.
     Cuts in Medicare funding mandated by the Balanced Budget Act of 1997 (BBA) have had, and could continue to have, an adverse effect on the Company's health care sales derived from the acute-care market. However, based on recent order patterns, the Company does believe the acute-care market is starting to adapt to these cuts in Medicare funding.
     The Company is experiencing, and may continue to experience, pressure on reimbursement rates related to its home care rental business.
     On January 22, 2001, the Company announced that it would realign its home care and long-term care businesses. Due to this action, the Company expects rental revenues to decrease over the near-term and, on an annual basis, to reduce fixed expenses between $18 million and $20 million.
     The market for casketed deaths is expected to remain flat for the foreseeable future. Batesville Casket has been able to increase its share of this market, as well as the growing cremation market, by providing innovative products and marketing programs for its funeral director customers.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.
     The Company's insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade corporate, foreign and U.S. agency and Treasury bonds with predominantly fixed interest rates. The portfolio is managed in accordance with the Company's objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as "available for sale" and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at December 2, 2000 and November 27, 1999, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $121 and $111 million, respectively, over a 12-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.
     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at December 2, 2000, movements in currency rates would not materially affect the financial position of the Company.

---------------------------------------------------------------------------------------------------------------------------------
Key Financial Data
---------------------------------------------------------------------------------------------------------------------------------
                                                            2000         1999         1998          1997         1996
                                                         (53 weeks)
---------------------------------------------------------------------------------------------------------------------------------
Income Statement
---------------------------------------------------------------------------------------------------------------------------------
% Pretax, preinterest expense,
       income (EBIT) to revenues                              13           11           16            16           15
% Pretax, preinterest expense,
       pre-depreciation and amortization
       expense, income (EBITDA) to
       revenues  (a)                                          17           16           23            22           21
% Net income to revenues                                       7            6            9             9            8
% Income taxes to pretax income                               36           37           37            39           40
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
---------------------------------------------------------------------------------------------------------------------------------
% Long-term debt-to-total capital                             27           26           24            19           21
% Total debt-to-total capital                                 27           31           29            24           28
Current assets/current liabilities  (b)                      2.6          2.1          2.3           2.3          2.2
Working capital turnover  (b) (c)                            5.6          7.0          9.1          15.4         13.6
---------------------------------------------------------------------------------------------------------------------------------
Profitability
---------------------------------------------------------------------------------------------------------------------------------
% Return on total capital                                     14           11           15            14           14
% Return on average shareholders' equity                      19           13           21            20           19
---------------------------------------------------------------------------------------------------------------------------------
Asset Turnover
---------------------------------------------------------------------------------------------------------------------------------
Revenues/inventories  (b)                                   15.4         15.0         16.1          19.1         15.3
Revenues/receivables  (b)                                    4.2          4.1          4.3           4.5          5.1
---------------------------------------------------------------------------------------------------------------------------------
Stock Market
---------------------------------------------------------------------------------------------------------------------------------
Year-end price/earnings (P/E)                                 21           19           21            20           18
Year-end price/book value                                    3.8          2.8          4.1           3.4          3.3
---------------------------------------------------------------------------------------------------------------------------------

(a)  EBITDA is the sum of operating profit, investment income, other income and expense and depreciation and amortization expense including the write-down of intangibles. The Company's EBITDA, which represents a non-GAAP measure of cash flow, may not be comparable to other companies' EBITDA due to differences in the calculation.
(b)  Excludes insurance operations.
(c)  Excludes cash.
=================================================================================================================================


Statement of Consolidated Income Comparison
---------------------------------------------------------------------------------------------------------------------------------
                                                                Fiscal Year                            Percent Change
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                               2000           1999          1998        2000/99      1999/98      1998/97
                                                 (53 WEEKS)
---------------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Health Care sales                           $     800       $    766      $   748          4%           2%          27%
     Health Care rentals                               312            324          403         (4%)        (20%)          7%
     Funeral Services sales                            617            602          541          2%          11%          (1%)
     Insurance revenues                                367            355          309          3%          15%          17%
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                   $   2,096       $  2,047      $ 2,001          2%           2%          13%
---------------------------------------------------------------------------------------------------------------------------------
Gross profit:
     Health Care sales                           $     368       $    314      $   320         17%          (2%)         20%
     Health Care rentals                                86             88          162         (2%)        (46%)         13%
     Funeral Services sales                            305            292          260          4%          12%          (2%)
     Insurance revenues                                 67             82           76        (18%)          8%          36%
---------------------------------------------------------------------------------------------------------------------------------
Total gross profit                                     826            776          818          6%          (5%)         12%
Other operating expenses                               579            527          524         10%           1%          13%
Unusual charges                                         (3)           (38)         (66)         N/A          N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------
Operating profit                                       244            211          228         16%          (7%)        (14%)
Other income (expense), net                             (4)           (16)          65          N/A          N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             240            195          293         23%         (33%)         13%
Income taxes                                            86             71          109         21%         (35%)          7%
---------------------------------------------------------------------------------------------------------------------------------
Net income                                       $     154        $   124       $  184         24%         (33%)         17%
---------------------------------------------------------------------------------------------------------------------------------

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        Page
Financial Statements:

       Report of Independent Accountants                                                 22
       Statements of Consolidated Income for the three years ended
           December 2, 2000                                                              23
       Consolidated Balance Sheets at December 2, 2000 and November 27, 1999             24
       Statements of Consolidated Cash Flows for the three years ended
           December 2, 2000                                                              26
       Statements of Consolidated Shareholders' Equity for the three years ended
           December 2, 2000                                                              27
       Notes to Consolidated Financial Statements                                        28
       Financial Statement Schedule for the three years ended December 2, 2000:
           Schedule II   - Valuation and Qualifying Accounts                             50

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at December 2, 2000 and November 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 12, 2001, except as to Note 16,
    which is as of January 22, 2001

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions except per share data)

--------------------------------------------------------------------------------------------------------------------
Year Ended                                               December 2,          November 27,          November 28,
                                                            2000                 1999                  1998
--------------------------------------------------------------------------------------------------------------------
                                                         (53 weeks)
--------------------------------------------------------------------------------------------------------------------
Net Revenues
     Health Care sales                              $          800        $          766        $          748
     Health Care rentals                                       312                   324                   403
     Funeral Services sales                                    617                   602                   541
     Insurance revenues                                        367                   355                   309
--------------------------------------------------------------------------------------------------------------------
Total revenues                                               2,096                 2,047                 2,001
--------------------------------------------------------------------------------------------------------------------
Cost of Revenues
     Health Care cost of goods sold                            432                   452                   428
     Health Care rental expenses                               226                   236                   241
     Funeral Services cost of goods sold                       312                   310                   281
     Insurance cost of revenues                                300                   273                   233
--------------------------------------------------------------------------------------------------------------------
Total cost of revenues                                       1,270                 1,271                 1,183
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                                   826                   776                   818
Other operating expenses                                       579                   527                   524
Unusual charges (Note 5)                                        (3)                  (38)                  (66)
--------------------------------------------------------------------------------------------------------------------
Operating Profit                                               244                   211                   228
Other income (expense), net:
   Interest expense                                            (27)                  (27)                  (27)
   Investment income, net                                       24                    16                    19
   Other (Note 4)                                               (1)                   (5)                   73
--------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                     240                   195                   293
Income taxes                                                    86                    71                   109
--------------------------------------------------------------------------------------------------------------------
Net Income                                          $          154        $          124        $          184
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Basic and Diluted Net Income Per Common Share       $         2.44        $         1.87        $         2.73
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Dividends Per Common Share                          $          .80        $          .78        $          .72
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Average Number of Common Shares Outstanding             62,912,909            66,295,770            67,577,803
--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

-----------------------------------------------------------------------------------------------------
                                                              December 2,             November 27,
                                                                 2000                    1999
-----------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------
Current Assets
Cash, cash equivalents and short-term investments            $        132            $        170
Trade accounts receivable, less allowances of
   $61 in 2000 and $54 in 1999                                        407                     413
Inventories (Note 1)                                                  112                     113
Other                                                                  73                      86
-----------------------------------------------------------------------------------------------------
Total current assets                                                  724                     782
-----------------------------------------------------------------------------------------------------

Equipment Leased to Others (Note 1)                                   244                     273
  Less accumulated depreciation                                       177                     204
-----------------------------------------------------------------------------------------------------
Equipment leased to others, net                                        67                      69
-----------------------------------------------------------------------------------------------------

Property (Note 1)                                                     617                     624
  Less accumulated depreciation                                       412                     426
-----------------------------------------------------------------------------------------------------
Property, net                                                         205                     198
-----------------------------------------------------------------------------------------------------

Other Assets
Intangible assets at amortized cost:
  Patents and trademarks                                               14                      19
  Excess of cost over net asset values of
    acquired companies (Note 3)                                       145                     159
  Other                                                                22                      14
Deferred charges and other assets                                     106                     101
-----------------------------------------------------------------------------------------------------
Total other assets                                                    287                     293
-----------------------------------------------------------------------------------------------------

Insurance Assets (Note 13)
Investments                                                         2,465                   2,311
Deferred acquisition costs                                            636                     584
Deferred income taxes                                                 100                      79
Other                                                                 113                     117
-----------------------------------------------------------------------------------------------------
Total insurance assets                                              3,314                   3,091
-----------------------------------------------------------------------------------------------------
Total Assets                                                 $      4,597            $      4,433
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                            December 2,             November 27,
                                                               2000                    1999
--------------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Short-term debt (Notes 6 and 9)                           $          -            $         52
Trade accounts payable                                              68                      80
Income taxes payable (Note 11)                                      16                      22
Accrued compensation                                                89                      53
Other                                                              109                     164
--------------------------------------------------------------------------------------------------
Total current liabilities                                          282                     371
--------------------------------------------------------------------------------------------------
Long-term Debt (Notes 6 and 9)                                     302                     302
--------------------------------------------------------------------------------------------------
Other Long-term Liabilities (Note 7)                                85                      68
--------------------------------------------------------------------------------------------------
Deferred Income Taxes (Notes 1 and 11)                               3                       3
--------------------------------------------------------------------------------------------------

Insurance Liabilities (Note 13)
Benefit reserves                                                 2,276                   2,092
Unearned revenue                                                   758                     719
General liabilities                                                 60                      40
--------------------------------------------------------------------------------------------------
Total insurance liabilities                                      3,094                   2,851
--------------------------------------------------------------------------------------------------
Total Liabilities                                                3,766                   3,595
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (Notes 7 and 8)
--------------------------------------------------------------------------------------------------
Common stock - without par value:
  Authorized - 199,000,000 shares
  Issued - 80,323,912 shares in 2000 and 1999                        4                       4
Additional paid-in capital                                          24                      24
Retained earnings (Note 6)                                       1,397                   1,293
Accumulated other comprehensive loss (Note 1)                     (108)                    (38)
Treasury stock, at cost: 2000 - 17,919,611 shares;
    1999 - 16,777,137 shares                                      (486)                   (445)
--------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                         831                     838
--------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                $      4,597            $      4,433
--------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

---------------------------------------------------------------------------------------------------------------------------
Year Ended                                                        DECEMBER 2,        November 27,        November 28,
                                                                    2000                 1999               1998
                                                                 (53 WEEKS)
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                    $        154        $        124        $        184
   Adjustments to reconcile net income to
      net cash flows from operating activities:
   Depreciation, amortization and write-down of intangibles                89                  98                 149
   Change in noncurrent deferred income taxes                               6                  (2)                 (3)
   Gain on sale of business                                                 -                   -                 (75)
   Change in working capital excluding cash, current
     debt, acquisitions and dispositions:
     Trade accounts receivable                                              6                 (18)                (36)
     Inventories                                                            1                  (6)                 (2)
     Other current assets                                                  12                 (21)                  2
     Trade accounts payable                                               (12)                 10                 (12)
     Accrued expenses and other liabilities                               (25)                 (6)                (14)
   Change in insurance deferred policy acquisition costs                  (52)                (48)                (63)
   Change in insurance unearned revenue                                    39                  45                  69
   Change in other insurance items, net                                    82                  39                  28
   Other, net                                                              (4)                (31)                 (5)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 296                 184                 222
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Capital expenditures                                                  (106)                (79)                (88)
   Proceeds on disposal of property and equipment
      leased to others                                                     13                   4                  10
   Acquisitions of businesses, net of cash acquired                         -                 (54)               (188)
   Other investments                                                       (3)                 (4)                (11)
   Proceeds on sale of business                                             -                   -                  64
   Insurance investments:
      Purchases                                                          (814)               (797)               (746)
      Proceeds on maturities                                              161                 177                 168
      Proceeds on sales                                                   428                 487                 364
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (321)               (266)               (427)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Additions to short-term debt                                            14                  12                  39
   Reductions to short-term debt                                          (56)                (13)                (13)
   Additions to long-term debt                                              1                   -                 101
   Reductions to long-term debt                                             -                  (1)                 (1)
   Payment of cash dividends                                              (50)                (52)                (48)
   Treasury stock acquired                                                (42)               (113)                (85)
   Insurance deposits received                                            375                 361                 355
   Insurance benefits paid                                               (251)               (237)               (210)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                        (9)                (43)                138
---------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                    (4)                 (2)                  -
---------------------------------------------------------------------------------------------------------------------------
TOTAL CASH FLOWS                                                          (38)               (127)                (67)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
   At beginning of year                                                   170                 297                 364
---------------------------------------------------------------------------------------------------------------------------
   At end of year                                                $        132        $        170        $        297
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(Dollars in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                         Other
                                             Common     Additional        Retained   Comprehensive   Treasury
                                             Stock   Paid-in-Capital      Earnings   (Loss) Income     Stock       Total
----------------------------------------------------------------------------------------------------------------------------
Balance At November 29, 1997                 $   4       $   18           $ 1,085       $    31        $ (248)     $  890
Comprehensive Income
    Net income                                   -            -               184             -             -         184
    Foreign currency translation adjustment      -            -                 -            (4)            -          (4)
    Net change in unrealized gain (loss) on
       available for sale securities             -            -                 -            18             -          18
                                                                                                                   ------
Total comprehensive income                                                                                            198
Dividends                                        -            -               (48)            -             -         (48)
Treasury shares acquired (1,768,100)             -            -                 -             -           (85)        (85)
Other                                            -            2                 -             -             -           2
----------------------------------------------------------------------------------------------------------------------------
Balance At November 28, 1998                     4           20             1,221            45          (333)        957
Comprehensive Income
    Net income                                   -            -               124             -             -         124
    Foreign currency translation adjustment      -            -                 -            (1)            -          (1)
    Net change in unrealized gain (loss) on
       available for sale securities             -            -                 -           (82)            -         (82)
                                                                                                                   ------
Total comprehensive income                                                                                             41
Dividends                                        -            -               (52)            -             -         (52)
Treasury shares acquired (3,255,300)             -            -                 -             -          (113)       (113)
Other                                            -            4                 -             -             1           5
----------------------------------------------------------------------------------------------------------------------------
Balance At November 27, 1999                     4           24             1,293           (38)         (445)        838
Comprehensive Income
    Net income                                   -            -               154             -             -         154
    Foreign currency translation adjustment      -            -                 -           (20)            -         (20)
    Net change in unrealized gain (loss) on
       available for sale securities             -            -                 -           (50)            -         (50)
                                                                                                                   ------
Total comprehensive income                                                                                             84
Dividends                                        -            -               (50)            -             -         (50)
Treasury shares acquired (1,180,300)             -            -                 -             -           (42)        (42)
Other                                            -            -                 -             -             1           1
----------------------------------------------------------------------------------------------------------------------------
Balance At December 2, 2000                  $   4       $   24           $ 1,397       $  (108)       $ (486)     $  831
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, except for several small subsidiaries which provide ancillary services to the Company and the public. Their results of operations appear in the income statement, net of income taxes, under the caption "Other income (expense), net." Material intercompany accounts and transactions have been eliminated in consolidation.
     The Company's fiscal year is the 52 or 53-week period ending the Saturday nearest November 30.

Nature of Operations

Hillenbrand Industries is organized into two groups - the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Medeco Security Locks, Inc. was included in this group prior to its sale in 1998 based upon its relative immateriality. Hill-Rom is a leading manufacturer of patient care products and a leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 53% of Hillenbrand's revenues in 2000. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought). Batesville is a leading producer of metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 29% of Hillenbrand's revenues in 2000. Forethought provides funeral homes in 49 U.S. states, the District of Columbia, Puerto Rico and nine Canadian provinces with marketing support for Forethought(R) funeral plans funded by life insurance policies and trust products. It entered the preneed trust market in 1997. Forethought generated 18% of Hillenbrand's revenues in 2000.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments with a maturity at the date of purchase greater than three months or which have no stated maturity are considered short-term investments. All of the Company's short-term investments contain put options or may be freely traded. Cash, cash equivalents and short-term investments at year end consist of the following:

------------------------------------------------------------------------
                                          2000             1999
------------------------------------------------------------------------
Cash and cash equivalents               $    43           $    26
Short-term investments                       89               144
------------------------------------------------------------------------
Total                                   $   132           $   170
------------------------------------------------------------------------

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 59% and 52% of the Company's inventories at December 2, 2000 and November 27, 1999, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at year end consist of the following:

------------------------------------------------------------------------
                                          2000             1999
------------------------------------------------------------------------
Finished products                       $    73           $    67
Work in process                              26                31
Raw materials                                13                15
------------------------------------------------------------------------
Total                                   $   112           $   113
------------------------------------------------------------------------

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $7 million higher than reported at December 2, 2000 and November 27, 1999, respectively.

Equipment Leased to Others

Equipment leased to others primarily represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. The majority of these units are leased on a day-to-day basis.

Property

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 2000 and 1999 were:

------------------------------------------------------------------------
                                          2000             1999
------------------------------------------------------------------------
Land                                    $    15           $    17
Buildings and building equipment            132               148
Machinery and equipment                     470               459
------------------------------------------------------------------------
Total                                   $   617           $   624
------------------------------------------------------------------------

Intangible and Other Non-current Assets

Intangible assets are stated at cost and amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company reviews intangible and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.
     Intangible asset write-offs approximated $3 million and $43 million in 1999 and 1998, respectively. See Note 5 for additional information.
     Accumulated amortization of intangible assets was $108 million and $99 million as of December 2, 2000 and November 27, 1999, respectively.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in debt and equity securities as "available for sale" and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive (loss) income in shareholders' equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.

Environmental Liabilities

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, each quarter, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which the Company will make payments toward the remediation plan. The Company does not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans are not significant and the estimated time frames to remediate sites are not believed to be lengthy.
     Specific costs included in environmental expense are site assessment, development of a remediation plan, clean up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. The reserve represents the expected undiscounted future cash outflows.
     Expenditures that relate to current operations are charged to expense.

Revenue Recognition

Sales are recognized upon delivery of products to customers for Funeral Services products and upon shipment of products to customers for Health Care products. Rental revenues are recognized when services are rendered.

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

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1999. The adoption of this Standard did not affect the Company's financial position or results of operations. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.
     The composition of accumulated other comprehensive (loss) income at December 2, 2000 and November 27, 1999 is the cumulative adjustment for unrealized losses or gains on available-for-sale securities, mainly relating to the insurance portfolio, of ($80) million and ($30) million, respectively, and the foreign currency translation adjustment of ($28) million and ($8) million, respectively.

Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages companies to adopt a fair-value approach to valuing stock-based compensation. The Company has elected, as permitted by the Standard, to continue to follow its intrinsic value-based method of accounting for its stock-based compensation plans consistent with the provisions of APB No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosures, required by SFAS No. 123 in Note 7.

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

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses

Forethought Life Insurance Company, Forethought Life Assurance Company and Arkansas National Life Insurance Company sell certain long duration contracts. Revenue is recognized on traditional limited pay life insurance contracts when due. Premiums received in excess of the portion required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship with the actuarially determined life of the contract. Benefit reserves for these life insurance contracts are calculated using the net-level-premium method, based on assumptions as to investment yields, mortality, withdrawals and credited interest. These assumptions are made at the time the contract is issued.
     For annuity contracts, the companies record premium deposits or benefit payments as increases or decreases to the insurance liability, rather than as revenue and expense. Revenue is recognized on amounts charged against the liability account such as, cost of insurance, administration fees and surrender penalties. Expenses are recorded for any interest credited to the account and any benefit payments that exceed the contract liabilities.

Deferred Acquisition Costs

Policy acquisition costs, consisting of commissions, certain policy issue expenses and premium taxes, vary with, and are primarily related to, the production of new business. These deferred acquisition costs are being amortized consistently with unearned revenues. Amortization charged to expense for the years ended December 2, 2000 and November 27, 1999 was $45 million and $42 million, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This Standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. As the Company is not active in the use of derivative products or arrangements, adoption of this Standard will not have a material effect on the Company's consolidated financial statements. The Company will adopt the Standard in the first quarter of fiscal 2001.
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101) "Revenue Recognition in Financial Statements." The Company is currently studying the impact of adopting SAB No. 101, as amended, which is required to be adopted no later than the fourth quarter of fiscal 2001, but believes its effect will be immaterial.

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

     The components of net pension expense in the United States are as follows:

--------------------------------------------------------------------------------
                                       2000           1999         1998
--------------------------------------------------------------------------------

Service cost                          $     9       $    11       $    8

Interest cost                              12            11           10

Expected return on plan assets            (12)          (11)         (10)

Recognized net gain                        (1)            -            -

--------------------------------------------------------------------------------
Net pension expense                   $     8       $    11       $    8
--------------------------------------------------------------------------------

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets at December 2, 2000 and November 27, 1999 for the Company's domestic defined benefit retirement plans were as follows:

                                                               DECEMBER 2,    November 27,
                                                                 2000            1999
---------------------------------------------------------------------------------------------
Change in benefit obligation:
     Benefit obligation at beginning of year................       $161           $161
     Service cost...........................................          9             11
     Interest cost..........................................         12             11
     Amendments.............................................          1              -
     Actuarial gain.........................................         (8)           (18)
     Benefits paid..........................................         (5)            (4)
                                                              -------------------------------
     Benefit obligation at end of year......................        170            161
                                                              -------------------------------

Change in plan assets:
     Fair value of plan assets at beginning of year.........        140            144
     Actual return/(loss) on plan assets....................         14             (9)
     Employer contributions.................................          9              9
     Benefits paid..........................................         (5)            (4)
                                                              -------------------------------
     Fair value of plan assets at end of year...............        158            140
                                                              -------------------------------

     Funded status..........................................        (12)           (21)
     Unrecognized net actuarial gain........................        (16)            (8)
     Unrecognized prior service cost........................          2              2
                                                              -------------------------------
     Accrued benefit cost...................................       $(26)          $(27)
                                                              -------------------------------

The weighted-average assumptions used in accounting for the domestic pension plans are as follows:

--------------------------------------------------------------------------------
                                                2000        1999        1998
--------------------------------------------------------------------------------
Discount rate                                   7.75%       7.75%       7.25%
Expected rate of return on plan assets          8.0%        8.0%        8.0%
Rate of compensation increase                   5.5%        5.5%        5.5%
--------------------------------------------------------------------------------

     For all of the Company's domestic pension plans, the fair value of plan assets exceeded the accumulated benefit obligation as of December 2, 2000 and November 27, 1999.
     In addition to the above plans, the Company has an unfunded liability for a defined benefit plan in Germany. The unfunded benefit obligation of this plan, included in accrued expenses, was $8 million on December 2, 2000 and $10 million on November 27, 1999. Pension expense was negligible in 2000, 1999 and 1998.
     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $6 million in 2000, $5 million in 1999 and $6 million in 1998.

3.   Acquisitions

On July 30, 1999, Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room, for approximately $28 million, including costs of acquisition and the assumption of certain liabilities totaling approximately $1 million. If the purchased entity achieves certain financial milestones by the end of January 2003, the Company could make additional payments. This acquisition has been accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, based on the Company's purchase price allocation, including payments of $3 million made in 2000 for the achievement of certain financial milestones, is approximately $26 million which is being amortized on a straight-line basis over 20 years.
     On December 31, 1998, Forethought Life Insurance Company, a wholly owned subsidiary of Forethought Financial Services, Inc., acquired the stock of Arkansas National Life Insurance Company for approximately $31 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired was approximately $3 million which is being amortized on a straight-line basis over 20 years.
     On June 4, 1998, Forethought Financial Services purchased Chrysler Life Insurance Company for approximately $14 million, including costs of acquisition. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, which were primarily state insurance licenses, was approximately $4 million which is being amortized on a straight-line basis over 40 years.
     On February 9, 1998, Hill-Rom acquired the stock of MEDAES Holdings, Inc., a manufacturer of medical architectural systems for $62 million, including costs of acquisition, and the assumption of certain liabilities totaling $16 million. This acquisition was accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $50 million which is being amortized on a straight-line basis over 20 years.
     On December 18, 1997, Hill-Rom acquired the stock of Air-Shields, Inc., a manufacturer and supplier of infant incubators and warmers, and certain other businesses of Vickers PLC for $93 million, net of cash acquired and including costs of acquisition, and the assumption of certain liabilities totaling $22 million. This acquisition has been accounted for as a purchase, and the results of the operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was approximately $53 million which is being amortized on a straight-line basis over 20 years. In the second quarter of 1999, the final purchase price for this acquisition was negotiated, resulting in a $5 million reduction in the excess of the purchase price over the fair value of net assets acquired.
     Hill-Rom, Batesville and the Company each acquired one small company during 1998 in addition to those outlined above. The combined purchase price of these companies was approximately $14 million, net of cash acquired.
     Assuming the two fiscal 1999 acquisitions and all fiscal 1998 acquisitions had occurred November 30, 1997, unaudited fiscal 1998 and 1999 pro forma revenue, net income and earnings per share would not have been materially different from reported amounts.

4.   Disposition

On July 1, 1998, the Company sold its high security and access control business, Medeco Security Locks, Inc., to Assa Abloy AB for approximately $92 million. The Company recorded an after-tax gain of approximately $47 million in the third quarter of 1998. Results for Medeco were included in the Health Care Group through the date of disposition and did not have a material effect on the results of that group or the Company's consolidated earnings, cash flows and financial position. The gain on the sale of Medeco is classified within the Other line under Other income (expense), net in the Statement of Consolidated Income.

5.   Unusual Charges

2000 Actions
On October 11, 2000, the Company announced that W August Hillenbrand, Chief Executive Officer, would retire effective December 2, 2000. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of the retirement agreement. This charge is reflected within the Unusual charges line of the Statement of Consolidated Income.
     In November 2000, Forethought announced the realignment of certain of its operations. Forethought incurred an unusual charge of $1 million in relation to this realignment.

1999 Actions
In November 1999, the Company announced a plan to reduce the future operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The total estimated cost of these actions necessitated an unusual charge of $29 million in the fourth quarter of 1999. The cash component of this charge was $19 million.
     Included in the cost-cutting actions announced at Hill-Rom was the reduction of 350 employees in the United States and Europe and the closure of select manufacturing and sales, service/distribution facilities in the United States and Europe. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively.
     The unusual charge also included $10 million relative to asset impairments for a small Hill-Rom investment that has been liquidated and the write-off of other strategic investments which have discontinued operations.
     The remaining component of the 1999 fourth quarter unusual charge related to an $8 million field corrective action taken relative to a previously acquired product line.
     As of December 2, 2000, approximately $7 million in work force reduction costs, $2 million in facility closure costs and $4 million related to the field corrective action have been incurred. The Company expects substantially all employee related costs to be completed within the next three months as the payments to previously eliminated employees are completed. The facility closures are near completion and the field corrective action is expected to be completed by the end of the third quarter of 2001.
     During 2000, approximately $2 million of the original 1999 provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.
     In March 1999, Batesville Casket Company announced the planned closing of its Campbellsville, Kentucky casket manufacturing plant. Approximately 200 employees were affected and the closure necessitated a $9 million unusual charge in the second quarter of 1999. Production of Campbellsville casket units was transferred to existing plants located in Batesville, Indiana and Manchester, Tennessee. All accrued costs related to this action have been incurred. The idled facility was sold in October 2000 for a gain of $1 million which is reflected within the Unusual charges line of the Statement of Consolidated Income.

1998 Actions
In August 1998, the Company approved a plan to close all manufacturing facilities in Germany and Austria. The plan necessitated the provision of a $70 million asset impairment and restructuring charge including a non-cash charge of $53 million for the write-off of goodwill and other asset impairments. The plan also included additional charges for severance and employee benefit costs of $10 million and other estimated plant closing costs of $7 million.
     Manufacturing operations were discontinued in Germany and Austria by the second quarter of 1999 and all actions required under the plan have been completed. During 2000 and 1999, approximately $1 million and $2 million of the originally recorded provisions were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs were less than originally estimated.
     The disposition of the facility in Austria was completed in December 1999 for a gain of $2 million and the facility in Germany was sold in November 2000 for a gain of $1 million. These gains are reflected within the Unusual charges line of the Statement of Consolidated Income.

Other
In addition to costs accrued under the above outlined plans, approximately $1 million and $2 million of incremental costs were incurred in relation to those actions in 2000 and 1999, respectively. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.
     The reserve balances for the above plans included in other current liabilities approximated $8 million and $21 million as of December 2, 2000 and November 27, 1999, respectively. The reserve balance included in other long-term liabilities for the retirement of the Company's CEO is approximately $7 million as of December 2, 2000.

6.   Financing Agreements

The Company's various financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness.

Long-term debt consists of the following:

-----------------------------------------------------------------------------------------
                                                            December 2,    November 27,
                                                              2000            1999
-----------------------------------------------------------------------------------------
Unsecured 8 1/2% debentures due on December 1, 2011         $    100        $    100

Unsecured 7% debentures due on February 15, 2024                 100             100

Unsecured 6 3/4% debentures due on December 15, 2027             100             100

Government-sponsored bond with an interest rate of 5.0%
    and maturities to 2008                                         1               2

Other                                                              1               -
-----------------------------------------------------------------------------------------

Total long-term debt                                        $    302        $    302
-----------------------------------------------------------------------------------------

     Scheduled payments on long-term debt as of December 2, 2000 total less than $1 million in each of the years 2001 through 2005.
     Short-term debt in 1999 consisted of borrowings under various lines of credit maintained for foreign subsidiaries. There were no short-term borrowings outstanding at December 2, 2000. The weighted average interest rate on all short-term borrowings outstanding as of November 27, 1999 was approximately 4.0%.
     At December 2, 2000, the Company had uncommitted credit lines totaling $95 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

7.   Stock-based Compensation

At December 2, 2000, the Company has four active stock-based compensation programs; the Senior Executive Compensation Program, the Performance Compensation Plan, the 1996 Stock Option Plan and the Hillenbrand Industries Stock Award Program which are described below. These programs are administered by the Compensation Committee of the Board of Directors. All shares issued under these programs are valued at market trading prices.
     The Company's Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual share awards to participants contingent on their continued employment and the achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 2,500,000 shares of common stock of the Company remains reserved for issuance under the program. Total tentative performance shares payable through December 2, 2000, were 176,264. In addition, the Senior Executive Compensation Program mandates and or provides for participants to defer payment of long-term performance shares earned in prior years. A total of 253,486 shares are deferred of which 234,490 are vested and payable as of December 2, 2000. The fair value of common stock granted under this program was $34.81, $57.94 and $44.56 per share in 2000, 1999 and 1998, respectively.
     Under the Performance Compensation Plan, key employees are awarded tentative performance shares based upon achievement of performance targets. A total of 1,288,897 shares of common stock remain reserved for issuance under this plan as of December 2, 2000. No shares have been awarded under this plan since 1993. This plan will terminate on November 30, 2001.
     Under the 1996 Stock Option Plan, key employees and directors are granted the opportunity to acquire the Company's common stock. Under the terms of the plan, options may be either incentive or non-qualified. Stock appreciation rights may be awarded in conjunction with either an incentive stock option or non-qualified stock option. The exercise price per share shall be the average fair market price of the common stock on the date of the grant. Options granted to employees vest one-third on each of the first three anniversaries of the date of grant. Options granted to directors vest entirely on the first anniversary of the date of grant. All options have a maximum term of ten years. Three million shares of common stock have been reserved for issuance under this plan and options were initially granted in 1997. As of December 2, 2000 there were 1,126,995 shares of common stock available for future grants. The fair value for each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair value of options granted was $12.41, $12.31 and $14.19 per share in 2000, 1999 and 1998, respectively. The following weighted average assumptions were used:

                                           2000         1999          1998
                                           ----         ----          ----
          Risk-free interest rate          6.52%         5.23%        5.63%
          Dividend yield                   1.62%         1.68%        1.49%
          Volatility factor                 .2418         .2319        .1926
          Weighted average expected life   5.81 years    5.98 years   5.98 years

The following table summarizes the transactions of the Company's stock option plan:

                                                  2000                        1999                         1998
-------------------------------------------------------------------------------------------------------------------------
                                                        Weighted                   Weighted                     Weighted
                                                        Average                     Average                      Average
                                        Number of       Exercise   Number of       Exercise      Number of      Exercise
                                         Shares          Price      Shares           Price         Shares         Price
-------------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  beginning of year                     1,435,248        $46.85       734,998         $50.04       283,500        $44.31
Options granted                           554,000        $35.99       777,750         $44.23       499,000        $52.98
Options exercised                         (20,968)       $38.41          (500)        $44.31       (10,339)       $44.31
Options canceled                         (127,082)       $47.62       (77,000)        $50.98       (37,163)       $47.37
-------------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding -
  end of year                           1,841,198        $43.62     1,435,248         $46.85       734,998        $50.04
-------------------------------------------------------------------------------------------------------------------------
Exercisable options - end of year         873,484        $47.41       355,566         $49.16        94,867        $44.31
-------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 2, 2000:

                                                 Options Outstanding                   Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                            Weighted
                                             Average            Weighted                               Weighted
   Range of               Number            Remaining            Average             Number             Average
Exercise Prices        Outstanding      Contractual Life      Exercise Price       Exercisable      Exercise Price
--------------------------------------------------------------------------------------------------------------------
$29.97-$33.84             293,199              8.81                $30.27             79,067            $29.97
$36.31-$36.31             496,500              9.13                $36.31             60,000            $36.31
$42.81-$46.44             243,665              6.65                $44.60            235,667            $44.58
$52.16-$52.16             753,834              7.62                $52.16            456,748            $52.16
$57.09-$63.25              54,000              7.44                $59.76             42,002            $60.26
--------------------------------------------------------------------------------------------------------------------
$29.97-$63.25           1,841,198              8.08                $43.62            873,484            $47.41
--------------------------------------------------------------------------------------------------------------------

     On October 5, 1999, key employees were awarded 40,000 shares of the Company's common stock with a fair value of $27.75 per share under the Hillenbrand Industries Stock Award Program. The stock awards are contingent upon those employees continued employment until October 5, 2002. Dividends accrued to date of 1,160 additional shares are also contingent upon continued employment until October 5, 2002.
     Under a prior restricted stock plan, key employees were granted restricted shares of the Company's stock. As of December 2, 2000 there were 6,923 shares which remain deferred under this program. No awards were made in fiscal 2000 and the plan has been terminated.
     The amount of income/(expense) recognized for all stock-based compensation plans was ($4) million in 2000, $4 million in 1999 and ($8) million in 1998.
     The pro forma effect on net income for all stock-based compensation plans, if accounted for under SFAS No. 123, is $6 million and $9 million additional compensation expense or $.06 and $.09 per share in 2000 and 1999, respectively, and less than $1 million additional expense in 1998.
     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company. A total of 12,966 deferred shares are payable as of December 2, 2000 under this program.

8.   Shareholders' Equity

One million shares of preferred stock, without par value, have been authorized and none have been issued.
     As of December 2, 2000, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company's stock. The purchased shares will be used for general corporate purposes. As of December 2, 2000, a total of 19,502,767 shares had been purchased at market trading prices, of which 17,919,611 shares remain in treasury.

9.   Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 13) for which it is practicable to estimate that value.
    The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and estimated fair values of the Company's long-term debt instruments were $302 million and $292 million at December 2, 2000 and $302 million and $294 million at November 27, 1999, respectively.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency and equity risks. The Company occasionally enters into foreign currency forward contracts and equity options to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies and price fluctuations related to certain equity investments. The gains or losses arising from these contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. The Company had no material derivative financial instruments outstanding on December 2, 2000 and November 27, 1999.

10.  Segment Reporting

Effective November 27, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires reporting of segment information that is consistent with the way in which management operates and views the Company. The adoption of SFAS No. 131 did not affect the Company's financial position or results of operations.
     The Company is organized into two groups - the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Hill-Rom produces, sells and rents mechanically, electrically and hydraulically adjustable hospital beds, infant incubators and warmers, hospital procedural stretchers, hospital patient room furniture, medical gas and vacuum systems, architectural systems and wound care and trauma management products designed to meet the needs of medical-surgical, critical care, long-term care, home care and perinatal providers.
     The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company - Batesville) and Funeral Services Insurance (Forethought Financial Services - Forethought). Batesville Casket Company manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville's products are sold to licensed funeral directors operating licensed funeral homes. Forethought Financial Services and its subsidiaries provide funeral planning professionals with marketing support for Forethought(R) funeral plans funded by life insurance policies and trust products.
     Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, continuous improvement and business development. Nearly all interest expense, investment income and other income and expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole.
     In analyzing segment performance, the Company's management reviews income before income taxes, unusual items, and capital charges and segment income (income before income taxes and unusual items). The capital charge is an estimate of the cost of capital a segment would incur if not a part of Hillenbrand Industries, and the resulting segment income is used as a measure of segment profitability.
     Based on criteria established in SFAS No. 131, the Company's reporting segments are Health Care, Funeral Services Products and Funeral Services Insurance. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Consolidated Financial Statements.

     Financial information regarding the Company's reportable segments is presented below:

----------------------------------------------------------------------------------------------------------------------
                                                          Funeral Services                  Corporate
                                         Health           ----------------                  and Other
                                          Care         Products    Insurance    Other (a)    Expense   Consolidated
----------------------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------------------
Net revenues                             $  1,112     $    617      $   367      $     -    $     -        $ 2,096
Income before income taxes,
  unusual items and capital
  charges                                $    123     $    152      $    33      $     -    $   (65)      $    243
    Capital charges                           (45)         (18)           -            -         63              -
                                         -----------------------------------------------------------------------------
Segment income                           $     78     $    134      $    33      $     -    $    (2)      $    243
Unusual items (b)                        $      5     $      -      $    (1)     $     -    $    (7)            (3)
                                                                                                          ------------
Income before income taxes                                                                                $    240
Assets                                   $    758     $    276      $ 3,257      $     -    $   306       $  4,597
Capital expenditures                     $     67     $     30      $     5      $     -    $     4       $    106
Depreciation and amortization            $     69     $     15      $     3      $     -    $     2       $     89
----------------------------------------------------------------------------------------------------------------------

1999
----------------------------------------------------------------------------------------------------------------------
Net revenues                             $  1,090     $    602      $   355      $     -    $     -       $  2,047
Income before income taxes,
  unusual items and capital
  charges                                $     83     $    142      $    45      $     -    $   (37)      $    233
    Capital charges                           (47)         (17)           -            -         64              -
                                         -----------------------------------------------------------------------------
Segment income                           $     36     $    125      $    45      $     -    $    27       $    233
Unusual items (c)                        $    (25)    $     (9)     $    (3)     $     -    $    (1)           (38)
                                                                                                          ------------
Income before income taxes                                                                                $    195
Assets                                   $    794     $    245      $ 3,028      $     -    $   366       $  4,433
Capital expenditures                     $     62     $      9      $     6      $     -    $     2       $     79
Depreciation and amortization (d)        $     73     $     18      $     5      $     -    $     2       $     98
----------------------------------------------------------------------------------------------------------------------

1998
----------------------------------------------------------------------------------------------------------------------
Net revenues                             $  1,124     $    541      $   309      $    27    $     -       $  2,001
Income before income taxes,
  unusual items and capital
  charges                                $    156     $    124      $    52      $     3    $   (47)      $    288
    Capital charges                           (43)         (17)           -           (1)        61              -
                                         -----------------------------------------------------------------------------
Segment income                           $    113     $    107      $    52      $     2    $    14       $    288
Unusual Items (e) (f)                    $    (70)    $      -      $     -      $    75    $     -              5
                                                                                                          ------------
Income before income taxes                                                                                $    293
Assets                                   $    801     $    254      $ 2,833      $     -    $   392       $  4,280
Capital expenditures                     $     53     $     20      $     9      $     -    $     6       $     88
Depreciation and amortization (g)        $    124     $     21      $     1      $     1    $     2       $    149
----------------------------------------------------------------------------------------------------------------------

(a) All Other consists of Medeco Security Locks, Inc., which was sold in July 1998.
(b) Health Care reflects $5 million in income for gains from the disposition of facilities idled as part of prior unusual charges and the reversal of accruals provided for in previous unusual charges due to actual costs being less than originally estimated. Funeral Services Insurance reflects a $1 million charge related to the realignment of certain operations. Corporate and Other Expense reflects a $7 million charge related to the retirement of the Company's former Chief Executive Officer partially offset by a gain from the disposition of a facility idled as part of a prior unusual charge.
(c) Health Care reflects a $25 million charge for work force reduction activities, facility closure costs, certain asset impairment charges and other items. Funeral Services Products reflects a $9 million charge for the closure of a manufacturing facility. Funeral Services Insurance and Corporate and Other Expense reflect certain asset impairment charges.
(d) Funeral Services Insurance reflects a $3 million write-off of goodwill related to an asset impairment.
(e) Health Care reflects a $70 million charge for the write-off of goodwill, other asset impairment charges and other closing costs related to the discontinuance of manufacturing operations at facilities in Germany and Austria.
(f) Other reflects a gain of $75 million on the sale of Medeco Security Locks, Inc.
(g) Health Care reflects a $43 million write-off of goodwill related to the discontinuance of manufacturing operations at Hill-Rom facilities in Germany.

Geographic Information

Most of the Company's operations outside the United States are in Europe and consist of the manufacturing, selling and renting of Health Care products.
     Geographic data for net revenues and long-lived assets (which consist mainly of property, plant, equipment and intangibles) were as follows:

--------------------------------------------------------------------------------
                                             2000        1999         1998
--------------------------------------------------------------------------------
Net revenues to unaffiliated
    customers: (a)
      United States                        $  1,846     $ 1,816     $ 1,758
      Foreign                                   250         231         243
--------------------------------------------------------------------------------
Total revenues                             $  2,096     $ 2,047     $ 2,001
--------------------------------------------------------------------------------
Long-lived assets:
      United States                        $    400     $   391     $   417
      Foreign                                    53          68          83
--------------------------------------------------------------------------------
Total long-lived assets                    $    453     $   459     $   500
--------------------------------------------------------------------------------
(a) Net revenues are attributed to geographic areas based on the location of the operation making the sale.

11.  Income Taxes

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) before income taxes and the consolidated income tax provision are as follows:

--------------------------------------------------------------------------------
                                             2000        1999         1998
--------------------------------------------------------------------------------
Income (loss) before income taxes:
  Domestic                                 $    222     $   201     $   370
  Foreign                                        18          (6)        (77)
--------------------------------------------------------------------------------
Total                                      $    240     $   195     $   293
--------------------------------------------------------------------------------
Provision for income taxes:
Current provision:
  Federal                                  $     53     $    79     $    90
  State                                           7          11          19
  Foreign                                         6           3           4
--------------------------------------------------------------------------------
Total current provision                          66          93         113
--------------------------------------------------------------------------------
Deferred provision:
  Federal                                        20         (20)         (4)
  State                                          (1)         (5)          -
  Foreign                                         1           3           -
--------------------------------------------------------------------------------
Total deferred provision                         20         (22)         (4)
--------------------------------------------------------------------------------
Provision for income taxes                 $     86     $    71     $   109
--------------------------------------------------------------------------------

     Differences between the provision for income taxes reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to reported income before income taxes is as follows:

--------------------------------------------------------------------------------------------------
                                      2000                    1999                   1998
--------------------------------------------------------------------------------------------------
                                           % of                     % of                    % of
                                          Pretax                   Pretax                  Pretax
                                Amount    Income       Amount      Income      Amount      Income
--------------------------------------------------------------------------------------------------
Federal income tax  (a)           $84       35.0         $68         35.0        $103        35.0
State income tax  (b)               4        1.7           4          2.1          12         4.1
Foreign income tax  (c)             -          -           8          4.2          30        10.3
Adjustment of estimated
   income tax accruals              -          -           9          4.6          19         6.5
Utilization of foreign net
   operating losses                 -          -          (9)        (4.6)        (47)      (16.1)
Other, net                         (2)      (0.6)         (9)        (4.6)         (8)       (2.8)
--------------------------------------------------------------------------------------------------
Provision for income taxes        $86       36.1         $71         36.7        $109        37.0
--------------------------------------------------------------------------------------------------

(a)  At statutory rate.
(b)  Net of Federal benefit.
(c)  Federal tax rate differential.

     With the 1998 discontinuance of manufacturing operations in Germany and Austria, the Company recognized tax benefits for the majority of operating losses available in such countries, approximating $47 million. During 1999, with the substantial completion of those restructuring activities and the resolution of other related matters, an additional $9 million of tax benefit was recognized.
     The tax effects of temporary differences that give rise to the deferred tax balance sheet accounts are as follows:

------------------------------------------------------------------------------------------------------------
                                                December 2, 2000                   November 27, 1999
------------------------------------------------------------------------------------------------------------
                                        Non-insurance      Insurance       Non-insurance       Insurance
------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Current:
     Inventories                         $        4       $        -         $       6        $        -
     Employee benefit accruals                    4                -                 3                 -
     Self insurance accruals                      7                -                 9                 -
     Litigation accruals                          2                -                 2                 -
     Other, net                                  35                7                48                 5
   Long-term:
     Employee benefit accruals                   25                1                24                 1
     Amortization                                 -                1                 -                 1
     Unrealized loss on investments               -               44                 -                17
     Deferred policy revenues                     -              264                 -               251
     Foreign loss carryforwards
       and other tax attributes                  11                -                11                 -
     Other, net                                   5                1                11                 -
------------------------------------------------------------------------------------------------------------
   Total assets                                  93              318               114               275
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Current:
     Inventories                                  1                -                 2                 -
     Other, net                                   3                -                 3                 -
   Long-term:
     Depreciation                                32                2                33                 3
     Amortization                                 -                -                 2                 -
     Benefit reserves                             -               17                 -                14
     Deferred acquisition costs                   -              194                 -               175
     Other, net                                   1                5                 1                 4
------------------------------------------------------------------------------------------------------------
   Total liabilities                             37              218                41               196
------------------------------------------------------------------------------------------------------------
Less valuation allowance for foreign
     loss and other tax attributes              (11)               -               (11)                -
------------------------------------------------------------------------------------------------------------
Net asset                                $       45       $      100         $      62        $       79
------------------------------------------------------------------------------------------------------------

     As of December 2, 2000, the Company has available foreign loss carryforwards and other tax attributes of approximately $11 million on a tax-effected basis. The loss carryforwards are subject to varying carryforward periods.
     Realization of deferred tax assets for the operating loss carryforwards and other tax attributes is dependent upon the generation of sufficient taxable income within the carryback and carryforward periods available in each of the respective foreign tax jurisdictions. There is not currently sufficient positive evidence to support financial statement recognition of the benefits available in the Company's foreign operations. Accordingly, a full valuation allowance of $11 million has been recorded relative to these available tax benefits. It is reasonably possible that sufficient positive evidence may be generated in the near term at one or more of the Company's foreign operations to allow recognition of certain of the available tax benefits.
     In conjunction with a routine audit by the Internal Revenue Service (IRS) of the Company's 1990-1995 federal income tax returns, the IRS has disallowed significant portions of the deductions associated with the Company's corporate-owned life insurance (COLI) program. The Company continues to believe all tax benefits relative to this program were taken in full compliance with existing and prior year tax laws. The Company has made deposits against the IRS' assessed liability for COLI to preclude the continuing assessment of interest charges while this matter continues to be disputed.
     The Company is currently undergoing a routine audit cycle by the IRS relative to the 1996 to 1998 tax years. The Company does not believe that the outcome of tax positions taken by the Company during this period, or those related to the COLI program, will have a materially adverse effect on its financial condition, results of operations or cash flows.

12.    SUPPLEMENTARY INFORMATION

The following amounts were (charged) or credited to income in the year indicated:

--------------------------------------------------------------------------------
                                        2000            1999            1998
--------------------------------------------------------------------------------
Rental expense                        $   (20)        $   (21)         $  (21)
Research and
  development costs                   $   (44)        $   (47)         $  (46)
Investment income, net (a)            $    24         $    16          $   19
--------------------------------------------------------------------------------
(a)  Excludes insurance operations.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $54 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

--------------------------------------------------------------------------------
                       2001                         $    19
                       2002                         $    14
                       2003                         $     9
                       2004                         $     5
                       2005                         $     3
                       2006 and beyond              $     4
--------------------------------------------------------------------------------

The table below provides supplemental information to the Statements of Consolidated Cash Flows.

--------------------------------------------------------------------------------
                                                  2000        1999         1998
--------------------------------------------------------------------------------
Cash paid for:
  Income taxes                                   $    81     $   106      $  113
  Interest                                       $    32     $    27      $   24
Non-cash investing and financing activities:
  Liabilities assumed from/incurred
    for the acquisition of businesses            $     -     $     1      $   39
  Treasury stock issued under
    stock compensation plans                     $     1     $     2      $    1
--------------------------------------------------------------------------------

13.  Financial Services

Forethought Financial Services, through its subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, Forethought Life Assurance Company, Arkansas National Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies, trust products and marketing support for Forethought(R) funeral planning. Forethought entered the preneed trust market in 1997. This business did not materially affect the financial results of Forethought or Hillenbrand Industries in 2000 or in prior years. In November 1999, Forethought National TrustBank was merged into Forethought Federal Savings Bank, as required with the granting of the savings bank charter.
     Investments are predominantly U.S. Treasuries and agencies and high-grade corporate bonds, with smaller investments in equities and foreign denominated securities. Investments are carried on the balance sheet at fair value. The Company's objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to ensure assets match the expected payment of the liabilities. Securities are also sold in other carefully constrained circumstances such as concern about the credit quality of the issuer. Cash (unrestricted as to use) is held for future investment.
     The amortized cost and fair value of investment securities available for sale at December 2, 2000 were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                         Amortized           Unrealized         Unrealized             Fair
                                            Cost                Gains              Losses              Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies,
  Canada and other countries             $      584           $       7          $      13          $      578
Corporate securities and
  short term investments                      1,723                   8                127               1,604
Mutual funds and
  short term equities                            85                   -                  4                  81
Preferred and common stocks                      50                  11                  4                  57
-------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    2,442           $      26          $     148          $    2,320
-------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of investment securities available for sale at November 27, 1999 were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                Gross              Gross
                                         Amortized           Unrealized         Unrealized             Fair
                                            Cost                Gains              Losses              Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies,
  Canada and other countries             $      846           $       5          $      41          $      810
Corporate securities and
  short term investments                      1,329                   2                 24               1,307
Mutual funds and
  short term equities                            24                   9                  -                  33
Preferred and common stocks                      20                   5                  1                  24
-------------------------------------------------------------------------------------------------------------------
Total  (a)                               $    2,219           $      21          $      66          $    2,174
-------------------------------------------------------------------------------------------------------------------

(a) Does not include the amortized cost of other investments carried on the balance sheet in the amount of $145 million at December 2, 2000 and $137 million at November 27, 1999. The carrying value of which approximates fair value.

     The amortized cost and fair value of investment securities available for sale at December 2, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                            Amortized         Fair
                                              Cost            Value
--------------------------------------------------------------------------------
Due in one year or less                     $     109       $      108
Due after 1 year through 5 years                  254              247
Due after 5 years through 10 years                465              425
Due after 10 years                                902              825
Mortgage-backed securities                        577              577
Mutual funds and short term equities               85               81
Preferred and common stocks                        50               57
--------------------------------------------------------------------------------
Total                                       $   2,442       $    2,320
--------------------------------------------------------------------------------

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

--------------------------------------------------------------------------------
                                           2000         1999        1998
--------------------------------------------------------------------------------
Proceeds                                 $   428       $   487     $   364
Realized gross gains                     $    13       $    26     $    24
Realized gross losses                    $    14       $     3     $     4
--------------------------------------------------------------------------------

     Summarized financial information of insurance operations included in the Statement of Consolidated Income is as follows:

--------------------------------------------------------------------------------
                                           2000         1999        1998
--------------------------------------------------------------------------------
Investment income                        $   176       $   156     $   138
Earned premium revenue                       192           176         151
Net (loss) gain on sale of investments        (1)           23          20
--------------------------------------------------------------------------------
Total net revenues                           367           355         309
Benefits paid                                 87            81          71
Credited interest                            153           145         123
Other costs of revenue                        60            47          39
Unusual charges                                1             3           -
Other operating expenses                      33            37          23
--------------------------------------------------------------------------------
Income before income taxes               $    33       $    42     $    53
--------------------------------------------------------------------------------

     Insurance liabilities consisted of the following:

--------------------------------------------------------------------------------------------------------------------
                                          Mortality or         Interest
                      Withdrawal          Morbidity            Rate
                      Assumptions         Assumptions          Assumptions                2000               1999
--------------------------------------------------------------------------------------------------------------------
Life Insurance        Varies by           Varies by            Varies by age             $2,231             $2,051
Contracts             age/plan/duration   age/plan/duration    and issue year
                      SP: up to 0.2%      1979-81 US Census
                      MP: up to 60%;      Mortality Table      3%  to 5.5%
                      avg. 5%-10% in      Equals ultimate;
                      duration 1          Select = % of
                                          1979-81 table
--------------------------------------------------------------------------------------------------------------------
Annuity Contracts     Varies by           Varies by            Varies by age                 45                 41
                      age/plan/duration   age/plan/duration    and issue year
                      SP: up to 0.2%      1979-81 US Census
                      MP: up to 60%;      Mortality Table      4% to 8.75%
                      avg. 5%-10% in      Equals ultimate;
                      duration 1          Select = % of
                                          1979-81 table
--------------------------------------------------------------------------------------------------------------------
Total Benefit                                                                            $2,276             $2,092
Liabilities
--------------------------------------------------------------------------------------------------------------------

     Statutory data at December 31 includes:

--------------------------------------------------------------------------------
                                2000 (unaudited)    1999                1998
--------------------------------------------------------------------------------
Net income                     $    33             $    38             $    35
Capital and surplus            $   276             $   234             $   153
--------------------------------------------------------------------------------

     Forethought Life Insurance Company (FLIC), Forethought Life Assurance Company (FLAC), and Arkansas National Life Insurance Company (ANLIC) are restricted in the amount of dividends that they can distribute to their shareholders without approval of the department of insurance in their respective states of domicile. On January 2, 2001 Forethought Life Insurance Company paid a dividend of $24 million to Hillenbrand Industries, Inc. The remaining amount of dividends that can be paid in fiscal year 2001 without approval is $1 million for FLIC and FLAC, respectively, and $2 million for ANLIC.
     In 1998, the National Association of Insurance Commissioners (NAIC) adopted Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas; e.g. deferred income taxes are recorded.
     The State of Indiana has adopted the Codification guidance, effective January 1, 2001. The effect of adoption on the Company's statutory surplus is not expected to have a material effect on surplus.

14.  Unaudited Quarterly Financial Information

-------------------------------------------------------------------------------------------------------
                                                                                              Total
2000 Quarter Ended                      2/26/00      5/27/00       8/26/00      12/02/00       Year
                                                                                            (53 weeks)
-------------------------------------------------------------------------------------------------------
Net revenues                               $514         $503         $492          $587       $2,096
Gross profit                                195          193          192           246          826
Net income                                   36           36           34            48          154
Basic and diluted
  net income per common share               .58          .56          .54           .76         2.44

-------------------------------------------------------------------------------------------------------
                                                                                              Total
1999 Quarter Ended                      2/27/99      5/29/99       8/28/99      11/27/99       Year
-------------------------------------------------------------------------------------------------------

Net revenues                               $516         $524         $481          $526       $2,047
Gross profit                                204          204          175           193          776
Net income                                   45           35           23            21          124
Basic and diluted
  net income per common share               .67          .53          .35           .32         1.87

-------------------------------------------------------------------------------------------------------

15.  Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $269 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

     On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges, among other things, that KCI has attempted to monopolize the therapeutic bed market, interfere with the Company's and Hill-Rom's business relationships by conducting a campaign of anticompetitive conduct, and abused the legal process for its own advantage.
     The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in late 2001.
     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company. Management believes, however, that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.
     The Company has voluntarily entered into remediation agreements with environmental authorities, and has been issued Notices of Violation alleging violations of certain permit conditions. Accordingly, the Company is in the process of implementing plans of abatement in compliance with agreements and regulations. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. The cost of all plans of abatement and waste-site cleanups in which the Company is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for these matters. These reserves have been determined without consideration of possible loss recoveries from third parties. Changes in environmental law might affect the Company's future operations, capital expenditures and earnings. The cost of complying with these provisions, if any, is not known.

16.  Subsequent Event

On January 22, 2001, Hill-Rom announced that it would realign its home care and long-term care businesses. As a result, the Company expects to take a charge of between $9 million and $12 million in the first quarter of 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the independent accountants.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption "Executive Officers of the Registrant." Information relating to the directors will appear in the section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 2, 2001, and to be filed with the Commission relating to the Company's 2001 Annual Meeting of Shareholders, which section is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" in the definitive Proxy Statement dated March 2, 2001, and to be filed with the Commission relating to the Company's 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    The section entitled "Election of Directors" in the definitive Proxy Statement to be dated March 2, 2001, and to be filed with the Commission relating to the Company's 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The sections entitled "About the Board of Directors" and "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement to be dated March 2, 2001, and to be filed with the Commission relating to the Company's 2001 Annual Meeting of Shareholders, are incorporated herein by reference.


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

            The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

            10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

            10.2 Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company's 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

            10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

            10.4 Form of Stock Award granted to certain executive officers. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

            10.5 Agreement between W August Hillenbrand and Hillenbrand Industries, Inc.

            10.6  Hillenbrand Industries, Inc. Director Indemnity Agreement


            Other Exhibits

            21    Subsidiaries of the Registrant

            23    Consent of Independent Accountants

(b)         Reports on Form 8-K

            During the quarter ended December 2, 2000, the Company filed two reports on Form 8-K.

            The Form 8-K dated October 11, 2000 reported under "Item 5. Other Events" the Company's announcement that W August Hillenbrand, Chief Executive Officer of Hillenbrand Industries, Inc., had announced his retirement effective December 2, 2000.

            The Form 8-K dated November 13, 2000 reported under "Item 5. Other Events" the Company's announcement that Donald G. Barger, Jr., Vice President and Chief Financial Officer, had accepted a position with another company.

                                                                     SCHEDULE II

                  HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
 For The Years Ended December 2, 2000, November 27, 1999 and November 28, 1998
                             (Dollars in millions)


                                                             ADDITIONS
                                                  ---------------------------
                                   BALANCE AT     CHARGED TO     CHARGED TO      DEDUCTIONS        BALANCE
                                    BEGINNING      COSTS AND         OTHER          NET OF          AT END
       DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS (A)    RECOVERIES (B)   OF PERIOD
-------------------------------     ---------      --------      ------------    --------------   ---------
Reserves deducted from assets
  to which they apply:

  Allowance for possible losses
    and discounts
    - accounts receivable:

    Year Ended:



         December 2, 2000           $        54    $         3    $       44     $        40      $        61
                                     ==========     ==========     =========      ==========       ==========

         November 27, 1999          $        29    $        10    $       27     $        12      $        54
                                     ==========     ==========     =========      ==========       ==========

         November 28, 1998          $        25    $         1    $       13     $        10      $        29
                                     ==========     ==========     =========      ==========       ==========

(a) Reduction of gross revenues for uncollectable health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses.

(b) Generally reflects the write-off of specific receivables against recorded reserves.

                                                           ADDITIONS
                                                    -------------------------
                                     BALANCE AT     CHARGED TO     CHARGED TO    DEDUCTIONS     BALANCE
                                      BEGINNING      COSTS AND       OTHER         NET OF        AT END
       DESCRIPTION                    OF PERIOD      EXPENSES       ACCOUNTS     RECOVERIES    OF PERIOD
------------------------------        ---------      --------       --------     ----------    ---------
Allowances for unusual charges:

Year Ended:

December 2, 2000

         Severance and
           Employee Benefit
           Costs                     $         9    $         1    $        -    $         8    $         2

         Other Plant
           Closing Costs             $         4    $         -    $        -    $         3    $         1

         Field Corrective Action     $         8    $         -    $        -    $         4    $         4

         Retirement of CEO           $         -    $         8    $        -    $         -    $         8
                                      ----------     ----------     ---------     ----------     ----------
                                     $        21    $         9    $        -    $        15    $        15
                                      ==========     ==========     =========     ==========     ==========

November 27, 1999

         Inventory                   $         3    $         -    $       -     $         3    $         -

         Severance and
           Employee Benefit
           Costs                     $        10    $        11    $        -    $        12    $         9

         Other Plant
           Closing Costs             $         7    $         4    $       -     $         7    $         4

         Field Corrective Action     $         -    $         8    $        -    $         -    $         8
                                      ----------     ----------     ---------     ----------     ----------
                                     $        20    $        23    $        -    $        22    $        21
                                      ==========     ==========     =========     ==========     ==========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HILLENBRAND INDUSTRIES, INC.


                               By:   /S/   Frederick W. Rockwood
                                     -----------------------------------------
                                           Frederick W. Rockwood
                                           President and Chief Executive Officer

Dated:  February 19, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/   Ray J. Hillenbrand                    /S/   John C. Hancock
--------------------------------------      ------------------------------------
      Ray J. Hillenbrand                          John C. Hancock
      Chairman of the Board                       Director

/S/   James D. Van De Velde                 /S/   Daniel A. Hillenbrand
--------------------------------------      ------------------------------------
      James D. Van De Velde                       Daniel A. Hillenbrand
      Vice President and Controller               Chairman Emeritus and Director

/S/   Lawrence R. Burtschy                  /S/   George M. Hillenbrand II
--------------------------------------      ------------------------------------
      Lawrence R. Burtschy                        George M. Hillenbrand II
      Director                                    Director

/S/   Peter F. Coffaro                      /S/   John A. Hillenbrand II
--------------------------------------      ------------------------------------
      Peter F. Coffaro                            John A. Hillenbrand II
      Director                                    Director

/S/   Edward S. Davis                       /S/   W August Hillenbrand
--------------------------------------      ------------------------------------
      Edward S. Davis                             W August Hillenbrand
      Director                                    Director

/S/   Leonard Granoff                       /S/   Frederick W. Rockwood
--------------------------------------      ------------------------------------
      Leonard Granoff                             Frederick W. Rockwood
      Director                                    Director


Dated:  February 19, 2001

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

                  10.3 Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

                  10.4 Form of Stock Award granted to certain executive officers. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

                  10.5 Agreement between W August Hillenbrand and Hillenbrand Industries, Inc.

                  10.6     Hillenbrand Industries, Inc. Director Indemnity
                           Agreement

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Accountants