Form 10-Q
period 2001-03-03
HILLENBRAND INDUSTRIES INC
filed 2001-04-11
CIK 47518

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

 FOR THE QUARTERLY PERIOD ENDED MARCH 3, 2001      COMMISSION FILE NO. 1-6651

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

        Common Stock, without par value - 62,471,282 as of April 5, 2001.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements (Unaudited)

              Statements of Consolidated Income                            3
                 for the Three Months
                 Ended 3/03/01 and 2/26/00

              Condensed Consolidated Balance Sheets at                     4
                 3/03/01 and 12/02/00

              Condensed Statements of Consolidated Cash Flows              5
                 for the Three Months Ended 3/03/01 and 2/26/00

              Notes to Condensed Consolidated Financial Statements         6-11

     Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            12-17

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

                                                          Three Months Ended
                                                       ------------------------
                                                       03/03/01        02/26/00
                                                       --------        --------
                                                  (In Millions Except Per Share Data)
Net revenues:
   Health Care sales ...........................       $    179        $    173
   Health Care rentals .........................             86              84
   Funeral Services sales ......................            163             168
   Insurance revenues ..........................             97              89
                                                       --------        --------
   Total revenues ..............................            525             514

Cost of revenues:
   Health Care cost of goods sold ..............            101              98
   Health Care rental expenses .................             56              57
   Funeral Services cost of goods sold .........             80              86
   Insurance cost of revenues ..................             84              78
                                                       --------        --------
   Total cost of revenues ......................            321             319

Gross profit ...................................            204             195

Other operating expenses .......................            141             138

Unusual charges (expense), net .................            (20)              2
                                                       --------        --------

Operating profit ...............................             43              59

Interest expense ...............................             (6)             (7)

Investment income ..............................              3               4

Other income (expense), net ....................             (1)              1
                                                       --------        --------

Income before income taxes .....................             39              57

Income taxes ...................................             14              21
                                                       --------        --------

Net income .....................................       $     25        $     36
                                                       ========        ========

Basic and diluted earnings
 per common share (Note 3) .....................       $    .40        $    .58
                                                       ========        ========

Dividends per common share .....................       $    .21        $    .20
                                                       ========        ========

Average shares outstanding (thousands) .........         62,682          63,250
                                                       ========        ========

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS                                                       03/03/01  12/02/00
                                                             --------  --------
                                                               (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments ........ $   145   $   132
  Trade receivables ........................................     373       407
  Inventories ..............................................     120       112
  Other ....................................................      85        73
                                                             -------   -------
   Total current assets ....................................     723       724

Equipment leased to others, net ............................      66        67
Property, net ..............................................     213       205

Other assets:
  Intangible assets, net ...................................     174       181
  Other ....................................................     101       106
                                                             -------   -------
   Total other assets ......................................     275       287

Insurance assets:
  Investments ..............................................   2,604     2,465
  Deferred policy acquisition costs ........................     643       636
  Deferred income taxes ....................................      71       100
  Other ....................................................     116       113
                                                             -------   -------
   Total insurance assets ..................................   3,434     3,314
                                                             -------   -------
Total assets ............................................... $ 4,711   $ 4,597
                                                             =======   =======

LIABILITIES

Current liabilities:
  Trade accounts payable ................................... $    59   $    68
  Other ....................................................     201       214
                                                             -------   -------
   Total current liabilities ...............................     260       282
Other liabilities:
  Long-term debt ...........................................     302       302
  Other long-term liabilities ..............................      98        85
  Deferred income taxes ....................................       2         3
                                                             -------   -------
   Total other liabilities .................................     402       390
Insurance liabilities:
  Benefit reserves .........................................   2,310     2,276
  Unearned revenue .........................................     768       758
  Other ....................................................      60        60
                                                             -------   -------
   Total insurance liabilities .............................   3,138     3,094
                                                             -------   -------
Total liabilities ..........................................   3,800     3,766
                                                             -------   -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock .............................................       4         4
  Additional paid-in capital ...............................      25        24
  Retained earnings ........................................   1,408     1,397
  Accumulated other comprehensive income (loss) (Note 4) ...     (42)     (108)
  Treasury stock ...........................................    (484)     (486)
                                                             -------   -------
Total shareholders' equity .................................     911       831
                                                             -------   -------
Total liabilities and
 shareholders' equity ...................................... $ 4,711   $ 4,597
                                                             =======   =======

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows

                                                          Three Months Ended
                                                          ------------------
                                                          03/03/01  02/26/00
                                                          --------  --------
                                                            (In Millions)

  Net income ..........................................    $  25     $  36
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation, amortization and write-down
      of intangibles ..................................       29        23
    Change in noncurrent deferred income taxes ........       (3)        2
    Change in net working capital excluding cash
      and current debt ................................       (8)        -
    Change in insurance items:
     Deferred policy acquisition costs ................       (7)      (12)
     Unearned revenue .................................       10         8
     Other insurance items, net .......................       11        16
    Other, net ........................................       29         -
                                                           -----     -----
Net cash provided by operating activities .............       86        73
                                                           -----     -----

Investing activities:
  Capital expenditures ................................      (19)      (16)
  Proceeds on disposal of fixed assets and
    equipment leased to others ........................        -         6
  Other investments ...................................        -        (1)
  Insurance investments:
    Purchases .........................................     (404)     (182)
    Proceeds on maturities ............................       98       133
    Proceeds on sales .................................      246        20
                                                           -----     -----
Net cash used in investing activities .................      (79)      (40)
                                                           -----     -----

Financing activities:
  Payment of cash dividends ...........................      (13)      (13)
  Treasury stock acquisitions .........................        -       (30)
  Insurance deposits received .........................       90        89
  Insurance benefits paid .............................      (72)      (73)
                                                           -----     -----
Net cash provided by (used in) financing activities ...        5       (27)
                                                           -----     -----

Effect of exchange rate changes on cash ...............        1        (2)
                                                           -----     -----

Total cash flows ......................................       13         4

Cash, cash equivalents and short-term investments:
 At beginning of period ...............................      132       170
                                                           -----     -----
 At end of period .....................................    $ 145     $ 174
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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                       03/03/01        12/02/00
                                                       --------        --------
     Allowance for possible losses and
          discounts on trade receivables ......            $ 59            $ 61

     Inventories
          Finished Products ...................            $ 77            $ 73
          Work in Process .....................              29              26
          Raw Materials .......................              14              13
                                                           ----            ----
            Total Inventory ...................            $120            $112
                                                           ====            ====

     Accumulated depreciation of equipment
          leased to others and property .......            $595            $589

     Accumulated amortization of intangible
          assets ..............................            $111            $108

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

     Earnings per share is calculated as follows:

                                             Three Months Ended
                                         03/03/01         02/26/00
                                         --------         --------

     Net income (in thousands)          $    25,235     $    36,517
     Average shares outstanding          62,682,170      63,250,318
     Basic and diluted earnings per
         common share                   $       .40     $       .58

4.   Comprehensive Income (Loss)

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income (loss).

     The components of comprehensive income (loss) are as follows (in millions):

                                         Three Months Ended
                                        03/03/01     02/26/00
                                        --------     --------

     Net income                           $ 25         $ 36

     Net change in unrealized gain
         (loss) on available-for-sale
         securities                         56          (46)

     Foreign currency translation
         adjustment                         10           (2)
                                          ----         ----

     Comprehensive income (loss)          $ 91         $(12)
                                          ====         ====

     The composition of accumulated other comprehensive income (loss) at March 3, 2001 and December 2, 2000 is the cumulative adjustment for unrealized losses on available-for-sale securities of ($24) and ($80) million, respectively, and the foreign currency translation adjustment of ($18) and ($28) million, respectively.

5.   Contingencies

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

     The Company's healthcare businesses manufacture medical devices that are regulated by the U.S. Food and Drug Administration ("FDA"). The Company continuously improves its quality systems in response to evolving federal regulations and customer information, and the FDA routinely inspects the Company's manufacturing facilities to ensure compliance with those regulations. The Company has responded to previous inspection findings by further strengthening its quality system and hiring additional qualified staff and will continue to work with the FDA to address any findings where further improvement is required.

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

6.   Unusual Charges

     2001 Actions

     In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which is recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge will approximate $12 million.

     Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

     As of March 3, 2001, $1 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of fiscal 2001.

     2000 Actions

     In October 2000, the Company announced the retirement of W August Hillenbrand, Chief Executive Officer. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

     In November 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

     1999 Actions

     In November 1999, the Company announced a plan to reduce the operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The estimated cost of these actions necessitated an unusual charge of $29 million. The cash component of this charge was $19 million.

     Included in the cost-cutting actions was the reduction of 350 employees in the United States and Europe and the closure of select manufacturing and other facilities in the United States and Europe. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively. The unusual charge also included $10 million relative to asset impairments for a Hill-Rom investment that has since been liquidated and the write-off of other strategic investments which have discontinued operations. The remaining component of the 1999 unusual charge related to an $8 million field corrective action taken relative to a previously acquired product line.

     As of March 3, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the third quarter of 2001.

     During the fourth quarter of 2000, approximately $2 million of the original provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

     Other

     Dispositions of idled facilities under prior actions were completed in December 1999 and November 2000, resulting in gains of $2 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

     The reserve balances for the above plans included in other current liabilities approximated $15 million and $8 million as of March 3, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for the retirement of the Company's CEO is approximately $6 million as of March 3, 2001.

7.   Segment Reporting

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires reporting of segment information that is consistent with the way in which management operates and views the Company. In the first quarter of 2001, the Company changed its method of analyzing segment performance. Whereas prior methods of segment evaluation were based upon pretax measures, the Company will now also utilize net income before unusual charges to evaluate segment performance. Prior period information has been restated to conform to the current year's presentation.

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

     Financial information regarding the Company's reportable segments is presented below:

     -----------------------------------------------------------------------------------------------
                                                    Funeral Services     Corporate
                                       Health       ----------------     and Other
                                        Care      Products  Insurance     Expense     Consolidated
     -----------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     MARCH 3, 2001
     -----------------------------------------------------------------------------------------------
     Net revenues                       $ 265      $ 163      $  97       $    -         $ 525
     Income before income taxes
       and unusual items                $  27      $  43      $   5       $  (16)        $  59
     Net income before unusual items    $  17      $  28      $   3       $  (10)        $  38
     Unusual items (after taxes) (a)                                                     $ (13)
                                                                                         -----------
     Net income                                                                          $  25
     -----------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     FEBRUARY 26, 2000
     -----------------------------------------------------------------------------------------------
     Net revenues                       $ 257      $ 168      $  89       $    -         $ 514
     Income before income taxes
       and unusual items                $  22      $  42      $   2       $  (11)        $  55
     Net income before unusual items    $  14      $  27      $   1       $   (7)        $  35
     Unusual items (after taxes) (b)                                                     $   1
                                                                                         -----------
     Net income                                                                          $  36
     -----------------------------------------------------------------------------------------------

     (a) Reflects a $13 million (after tax) charge for business realignment and work force reduction activities and certain asset impairments.
     (b) Reflects a gain on the sale of an idled facility, which was closed as part of a prior unusual charge.

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

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Consolidated revenues of $525 million increased $11 million, or 2%, compared to the first quarter of 2000. Operating profit decreased 27%, or $16 million, to $43 million. Net income of $25 million decreased 31%, or $11 million, compared to $36 million for the first quarter of 2000, and earnings per share decreased 31% to $.40 compared to $.58 in 2000.

First quarter 2001 results include a $20 million charge related to the realignment of home care and long-term care businesses and an organizational streamlining effort at Hill-Rom. 2000 results include a $2 million gain on the sale of an idled facility which was closed as part of a prior unusual charge. The 2001 charge and 2000 gain are included in the Unusual charges line of the Statement of Consolidated Income. Excluding the unusual items mentioned above, 2001 operating profit increased 11%, net income increased approximately 9% and earnings per share increased 11% from 2000 levels.

Health Care sales increased $6 million, or 3%, to $179 million despite a $4 million negative currency impact. Excluding this negative currency impact, sales would have increased nearly 6%. The $6 million increase is primarily due to increased shipments in the U.S. acute care and long-term care markets and U.S. export markets. Health Care rental revenues of $86 million increased $2 million. Growth in rental revenues is mainly due to higher units in use in the acute care and home care markets combined with higher rates in acute care, partially offset by slightly lower revenue in Europe and unfavorable mix in the home care market. Overall, acute care rental revenues increased 9%. Funeral Services sales decreased $5 million, or 3%, to $163 million in the first quarter of 2001 compared to 2000. The Company believes that a mild flu season resulted in lower death rates, which negatively impacted volume. The decrease in volume was partially offset by an increase in mix and rates. Insurance revenues of $97 million increased $8 million, or 9%, compared to $89 million in the first quarter of 2000. Earned premiums increased due to increased policies in-force year over year. Investment income continued to grow at a double-digit rate due to the increased size of the investment portfolio. Insurance capital gains were relatively consistent with prior year.

Gross profit on Health Care sales of $78 million was up $3 million, or 4%, over the first quarter of 2000. As a percentage of sales, Health Care sales gross profit increased slightly to 43.6%. This increase was due to increased production efficiencies partially offset by unfavorable product mix. Gross profit on rental revenues increased $3 million, or 11%, to $30 million compared to 2000 and as a percentage of sales improved from 32.1% to 34.9%. This increase was due to higher volume in acute care and home care and higher rates in acute care, partially offset by unfavorable mix in the home care market. Funeral Services sales gross profit was up $1 million, or 1%, to $83 million. As a percentage of sales, Funeral Services gross profit was 50.9% compared to 48.8% in the first quarter of 2000 mainly due to continued good cost control and production efficiencies.

Funeral Services insurance operating profit increased $3 million to $5 million compared to the first quarter of 2000 primarily due to increased investment income and earned premiums along with a decrease in operating expenses resulting from the realignment of certain operations in the fourth quarter of 2000.

Other operating expenses (including insurance operations) increased 2%, or $3 million, to $141 million and were essentially flat as a percentage of revenues. Increased investments in new business development were partially offset by realized savings associated with prior year streamlining activities.

Interest expense decreased $1 million compared to the first quarter of 2000 due to the repayment of $56 million in short-term debt in the fourth quarter of 2000. Investment income decreased $1 million due to decreased cash-on-hand combined with lower rates.

The effective income tax rate was 36.0% in the first quarter of 2001 compared to 36.4% in 2000. The decrease in the tax rate was primarily due to tax initiatives undertaken by the Company and the continued profitability of Europe.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at March 3, 2001 increased $13 million to $145 million compared to December 2, 2000.

Net cash generated from operating activities of $86 million increased $13 million compared to $73 million generated in the first quarter of 2000. Operating cash flows were positively impacted by strong collections of accounts receivable and an increase in other long-term liabilities. Partially offsetting these favorable impacts were a decrease in accrued liabilities, as the Company paid out incentive compensation in the first quarter, an increase in inventory and unfavorable changes in other items.

Net cash used in investing activities increased $39 million to $79 million primarily due to the effects of investment activities at Forethought along with increased capital expenditures and reduced proceeds on sales of fixed assets and equipment leased to others.

In financing activities, net cash provided of $5 million compared to net cash used in the first quarter of 2000 of $27 million. This change was primarily due to the purchase of $30 million of treasury stock in the first quarter of 2000.

ACCOUNTING STANDARDS

As of December 3, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Standard did not materially affect the Company's financial position or results of operations. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation.

As of December 3, 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission. Adoption of this Staff Accounting Bulletin did not materially affect the Company's financial position or results of operations.

UNUSUAL CHARGES

2001 Actions

In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which is recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge will approximate $12 million.

Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

As of March 3, 2001, $1 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of fiscal 2001.

2000 Actions

In October 2000, the Company announced the retirement of W August Hillenbrand, Chief Executive Officer. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

In November 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

1999 Actions

In November 1999, the Company announced a plan to reduce the operating cost structure at Hill-Rom, to write-down the value of certain impaired assets and to recognize a liability associated with the estimated cost of a field corrective action for a previously acquired product line. The estimated cost of these actions necessitated an unusual charge of $29 million. The cash component of this charge was $19 million.

Included in the cost-cutting actions was the reduction of 350 employees in the United States and Europe and the closure of select manufacturing and other facilities in the United States and Europe. Estimated costs for the work force and facility closure actions were $8 million and $3 million, respectively. The unusual charge also included $10 million relative to asset impairments for a Hill-Rom investment that has since been liquidated and the write-off of other strategic investments which have discontinued operations. The remaining component of the 1999 unusual charge related to an $8 million field corrective action taken relative to a previously acquired product line.

As of March 3, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the third quarter of 2001.

During the fourth quarter of 2000, approximately $2 million of the original provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

Other

Dispositions of idled facilities under prior actions were completed in December 1999 and November 2000, resulting in gains of $2 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

The reserve balances for the above plans included in other current liabilities approximated $15 million and $8 million as of March 3, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for the retirement of the Company's CEO is approximately $6 million as of March 3, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that the document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "believes," "continue," "expects," or other words of similar meaning.

Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors -many of which are beyond the Company's control- that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Some of these factors are described below. There are other factors besides those described or incorporated in this report and in other documents filed with the SEC that could cause actual conditions, events or results to differ from those in the forward-looking statements.

- The Company's business and earnings are sensitive to general business and economic conditions of its customers, including funeral homes, hospitals, long-term care facilities and others, in the United States and abroad. A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for these products and the Company's financial operations.

- Our death care business is susceptible to changes in death rates mainly in the United States. Death rates are difficult to predict with great certainty for any financial period.

- Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be impacted by competitor's products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

- Many of Hill-Rom's acute care, long-term care and home care customers are impacted by changes in Medicare reimbursement trends. Cuts in Medicare funding mandated by the Balanced Budget Act of 1997 (BBA) have had, and could continue to have, an adverse effect on the Company's healthcare sales derived from the acute-care market. Legislative changes phased in beginning July 1, 1998 have had, and may continue to have, a dampening effect on the Company's rental revenue derived from Medicare patients in the long-term care market. The Company is also experiencing, and may continue to experience, pressure on reimbursement rates related to its home care rental business.

- The Company has undertaken several realignment and cost reduction activities in the past three years to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions not materialize as anticipated.

- Legal factors including unanticipated litigation of product liability or other liability claims; antitrust litigation; environmental matters; and patent disputes that could preclude introduction of products into the market place or negatively affect the profitability of products.

- Changes in tax laws, including laws related to the remittance of foreign earnings or investments in foreign countries with favorable tax rates and settlements of federal, state and foreign tax audits.

- Compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     There were no exhibits filed with this report 10-Q for the quarter ended March 3, 2001.


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter ended March 3, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HILLENBRAND INDUSTRIES, INC.

DATE:  April 9, 2001                      BY: /s/ Scott K. Sorensen
                                              -------------------------
                                                  Scott K. Sorensen
                                                  Vice President and
                                                  Chief Financial Officer


DATE:  April 9, 2001                      BY: /s/ James D. Van De Velde
                                              -------------------------
                                                  James D. Van De Velde
                                                  Vice President and Controller