Form 10-Q
period 2001-06-02
HILLENBRAND INDUSTRIES INC
filed 2001-07-13
CIK 47518

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

FOR THE QUARTERLY PERIOD ENDED JUNE 2, 2001           COMMISSION FILE NO. 1-6651

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

        Common Stock, without par value - 62,590,780 as of July 3, 2001.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----


PART I - FINANCIAL INFORMATION


     Item 1 -  Financial Statements (Unaudited)

               Statements of Consolidated Income                         3
                  for the Three Months And Six Months
                  Ended 6/02/01 and 5/27/00

               Condensed Consolidated Balance Sheets at                  4
                  6/02/01 and 12/02/00

               Condensed Statements of Consolidated Cash Flows           5
                  for the Six Months Ended 6/02/01 and 5/27/00

               Notes to Condensed Consolidated Financial Statements      6-12

     Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13-20

PART II - OTHER INFORMATION

     Item 4 -  Submission of Matters to a Vote of Security Holders       20

     Item 6 -  Exhibits and Reports on Form 8-K                          21


SIGNATURES                                                               22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

                                                 Three Months Ended           Six Months Ended
                                               ----------------------      ----------------------
                                               06/02/01      05/27/00      06/02/01      05/27/00
                                               --------      --------      --------      --------
                                                      (In Millions Except Per Share Data)
Net revenues:
     Health Care sales ......................  $    193      $    187      $    372      $    360
     Health Care rentals ....................        85            77           171           161
     Funeral Services sales .................       153           148           316           316
     Insurance revenues .....................        94            91           191           180
                                               --------      --------      --------      --------
     Total revenues .........................       525           503         1,050         1,017

Cost of revenues:
     Health Care cost of goods sold .........       106           106           207           204
     Health Care rental expenses ............        55            56           111           113
     Funeral Services cost of goods sold ....        73            75           153           161
     Insurance cost of revenue ..............        77            73           161           151
                                               --------      --------      --------      --------
     Total cost of revenues .................       311           310           632           629

Gross profit ................................       214           193           418           388

Other operating expenses ....................       147           135           288           273

Unusual charges (expense), net ..............         -             -           (20)            2
                                               --------      --------      --------      --------

Operating profit ............................        67            58           110           117

Interest expense ............................        (6)           (6)          (12)          (13)

Investment income ...........................         4             5             7             9

Other income (expense), net .................        (1)           (1)           (2)            -
                                               --------      --------      --------      --------

Income before income taxes ..................        64            56           103           113

Income taxes ................................        23            20            37            41
                                               --------      --------      --------      --------

Net income ..................................  $     41      $     36      $     66      $     72
                                               ========      ========      ========      ========

Basic and diluted earnings
  per common share (Note 3) .................  $    .65      $    .56      $   1.05      $   1.14
                                               ========      ========      ========      ========

Dividends per common share ..................  $    .21      $    .20      $    .42      $    .40
                                               ========      ========      ========      ========

Average shares outstanding (thousands) ......    62,734        62,885        62,709        63,069
                                               ========      ========      ========      ========

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS                                                       06/02/01  12/02/00
                                                             --------  --------
                                                                (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments ........  $   227   $   132
  Trade receivables ........................................      353       407
  Inventories ..............................................      115       112
  Other ....................................................       84        73
                                                              -------   -------
   Total current assets ....................................      779       724

Equipment leased to others, net ............................       66        67
Property, net ..............................................      210       205

Other assets:
  Intangible assets, net ...................................      174       181
  Other ....................................................       98       106
                                                              -------   -------
   Total other assets ......................................      272       287

Insurance assets:
  Investments ..............................................    2,595     2,465
  Deferred policy acquisition costs ........................      655       636
  Deferred income taxes ....................................       92       100
  Other ....................................................      115       113
                                                              -------   -------
   Total insurance assets ..................................    3,457     3,314
                                                              -------   -------
Total assets ...............................................  $ 4,784   $ 4,597
                                                              =======   =======

LIABILITIES

Current liabilities:
  Trade accounts payable ...................................       64        68
  Other ....................................................      226       214
                                                              -------   -------
   Total current liabilities ...............................      290       282
Other liabilities:
  Long-term debt ...........................................      302       302
  Other long-term liabilities ..............................      102        85
  Deferred income taxes ....................................        -         3
                                                              -------   -------
   Total other liabilities .................................      404       390
Insurance liabilities:
  Benefit reserves .........................................    2,350     2,276
  Unearned revenue .........................................      778       758
  Other ....................................................       59        60
                                                              -------   -------
   Total insurance liabilities .............................    3,187     3,094
                                                              -------   -------
Total liabilities ..........................................    3,881     3,766
                                                              -------   -------
Commitments and contingencies (Note 5)
SHAREHOLDERS' EQUITY
  Common stock .............................................        4         4
  Additional paid-in capital ...............................       25        24
  Retained earnings ........................................    1,436     1,397
  Accumulated other comprehensive income (loss) (Note 4) ...      (79)     (108)
  Treasury stock ...........................................     (483)     (486)
                                                              -------   -------
   Total shareholders' equity ..............................      903       831
                                                              -------   -------
Total liabilities and
 shareholders' equity ......................................  $ 4,784   $ 4,597
                                                              =======   =======

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows

                                                           Six Months Ended
                                                          06/02/01  05/27/00
                                                          --------  --------
                                                            (In Millions)

  Net income ..........................................    $  66     $  72
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation, amortization and
      write-down of intangibles .......................       51        46
    Change in noncurrent deferred income taxes ........       (6)        -
    Change in net working capital excluding cash
      and current debt ................................       48        35
    Change in insurance items:
     Deferred policy acquisition costs ................      (20)      (25)
     Unearned revenue .................................       20        19
     Other insurance items, net .......................       27        42
    Other, net ........................................       37        (5)
                                                           -----     -----
Net cash provided by operating activities .............      223       184
                                                           -----     -----

Investing activities:
  Capital expenditures ................................      (44)      (46)
  Proceeds on disposal of fixed assets and
    equipment leased to others ........................        4         6
  Other investments ...................................        -        (1)
  Insurance investments:
    Purchases .........................................     (853)     (265)
    Proceeds on maturities ............................      125        99
    Proceeds on sales .................................      624        60
                                                           -----     -----
Net cash used in investing activities .................     (144)     (147)
                                                           -----     -----

Financing activities:
  Additions to debt, net ..............................        -        12
  Payment of cash dividends ...........................      (26)      (25)
  Treasury stock acquisitions .........................        -       (36)
  Insurance deposits received .........................      179       183
  Insurance benefits paid .............................     (138)     (133)
                                                           -----     -----
Net cash provided by financing activities .............       15         1
                                                           -----     -----

Effect of exchange rate changes on cash ...............        1        (2)
                                                           -----     -----

Total cash flows ......................................       95        36

Cash, cash equivalents and short-term investments:
 At beginning of period ...............................      132       170
                                                           -----     -----
 At end of period .....................................    $ 227     $ 206
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

2.   Supplementary Balance Sheet Information

     The following information pertains to non-insurance assets and consolidated shareholders' equity:

                                                   06/02/01        12/02/00
                                                   --------        --------
     Allowance for possible losses and
        discounts on trade receivables ....            $ 55            $ 61

     Inventories
        Finished Products .................            $ 78            $ 73
        Work in Process ...................              25              26
        Raw Materials .....................              12              13
                                                       ----            ----
          Total Inventory .................            $115            $112
                                                       ====            ====

     Accumulated depreciation of equipment
        leased to others and property .....            $589            $589

     Accumulated amortization of intangible
        assets ............................            $118            $108

     Capital Stock:
        Preferred stock, without par value:
          Authorized 1,000,000 shares;
           Shares issued ..................            None            None
        Common stock, without par value:
          Authorized 199,000,000 shares;
           Shares issued ..................      80,323,912      80,323,912

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

     Earnings per share is calculated as follows (in thousands except per share data):

                                     Three Months Ended      Six Months Ended
                                     06/02/01  05/27/00     06/02/01  05/27/00
                                     --------  --------     --------  --------

     Net income                       $40,710   $35,271      $65,945   $71,790
     Average shares outstanding        62,734    62,885       62,709    63,069
     Basic and diluted earnings per
       common share                   $   .65   $   .56      $  1.05   $  1.14

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

     The components of comprehensive income (loss) are as follows (in millions):

                                        Three Months Ended     Six Months Ended
                                        06/02/01  05/27/00    06/02/01  05/27/00
                                        --------  --------    --------  --------

     Net income                           $ 41      $ 36        $ 66      $ 72

     Net change in unrealized gain
       (loss) on available-for-sale
       securities                          (36)      (38)         20       (85)

     Foreign currency translation
       adjustment                           (1)       (4)          9        (6)
                                          ----      ----        ----      ----

     Comprehensive income (loss)          $  4      $ (6)       $ 95      $(19)
                                          ====      ====        ====      ====

     The composition of accumulated other comprehensive income (loss) at June 2, 2001 and December 2, 2000 is the cumulative adjustment for unrealized gains or (losses) on available-for-sale securities of ($60) and ($80) million, respectively, and the foreign currency translation adjustment of ($19) and ($28) million, respectively.

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

     The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in early to mid 2002.

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

6.   Unusual Charges

     2001 Actions

     In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge will approximate $12 million.

     Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

     As of June 2, 2001, $5 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of fiscal 2001.

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

     As of June 2, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the fourth quarter of 2001.

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

     The reserve balances for the above plans included in other current liabilities approximated $11 million and $8 million as of June 2, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations is approximately $5 million as of June 2, 2001.

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

     Financial information regarding the Company's reportable segments is presented below:

     -----------------------------------------------------------------------------------------------------
                                                       Funeral Services        Corporate
                                      Health           ----------------        and Other
                                       Care         Products     Insurance      Expense      Consolidated
     -----------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     JUNE 2, 2001
     -----------------------------------------------------------------------------------------------------
     Net revenues                    $    278      $     153      $    94       $    -         $     525
     Income before income taxes      $     32      $      41      $     9       $  (18)        $      64
     Net income                      $     20      $      26      $     6       $  (11)        $      41
     -----------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED
     MAY 27, 2000
     -----------------------------------------------------------------------------------------------------
     Net revenues                    $    264      $     148      $    91       $    -         $     503
     Income before income taxes      $     21      $      34      $    11       $  (10)        $      56
     Net income                      $     14      $      22      $     7       $   (7)        $      36
     -----------------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------------------
                                                          Funeral Services        Corporate
                                          Health          ----------------        and Other
                                           Care        Products     Insurance      Expense      Consolidated
     --------------------------------------------------------------------------------------------------------
     SIX MONTHS ENDED
     JUNE 2, 2001
     --------------------------------------------------------------------------------------------------------
     Net revenues                       $    543      $     316      $   191       $    -         $   1,050
     Income before income taxes
       and unusual items                $     59      $      84      $    14       $  (34)        $     123
     Net income before unusual items    $     38      $      54      $     9       $  (22)        $      79
     Unusual items (after taxes) (a)                                                              $     (13)
                                                                                                  -----------
     Net income                                                                                   $      66
     --------------------------------------------------------------------------------------------------------
     SIX MONTHS ENDED
     MAY 27, 2000
     --------------------------------------------------------------------------------------------------------
     Net revenues                       $    521      $     316      $   180       $    -         $   1,017
     Income before income taxes
       and unusual items                $     43      $      76      $    12       $  (20)        $     111
     Net income before unusual items    $     27      $      49      $     8       $  (13)        $      71
     Unusual items (after taxes) (b)                                                              $       1
                                                                                                  -----------
     Net income                                                                                   $      72
     --------------------------------------------------------------------------------------------------------

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

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Consolidated revenues of $525 million increased 4.4%, or $22 million, compared to the second quarter of 2000. Operating profit increased 15.5%, or $9 million, to $67 million. Net income of $41 million increased 13.9%, or $5 million, and earnings per share increased 16.1% to $.65 compared to $.56 in 2000.

Health Care sales in the second quarter were $193 million compared to $187 million last year, a 3.2% increase, despite a $2.8 million negative currency impact. Excluding this negative currency impact, sales would have increased 4.7%. Growth in health care sales is primarily due to increased shipments to domestic acute care customers and European shipments partially offset by decreased shipments in the long-term care and U.S. export markets. Health Care rental revenues increased 10.4%, or $8 million, to $85 million due to increased units in use by acute care customers and improvements in home care, partially offset by lower revenue in Europe, decreased units in use by our long-term care customers and unfavorable mix in the acute care and home care markets. Overall, acute care rental revenues increased approximately 12.8%. Funeral Services sales increased $5 million, or 3.4%, to $153 million compared to the second quarter of 2000 due to increased rates, volume and improved mix. Insurance revenues of $94 million increased 3.3%, or $3 million, compared to last year. Earned premiums rose due to increased policies in-force year over year and capital gains, net of $13 million of recorded impairment charges in the Company's high yield bond portfolio, increased slightly. Investment income was relatively flat with the prior year due primarily to weakness in the Company's high yield bond portfolio.

Gross profit on Health Care sales of $87 million increased 7.4% compared to the second quarter of 2000 and as a percentage of sales increased to 45.1% compared to 43.3% last year. This increase was due to increased volume and favorable factory performance. Gross profit on rental revenues grew 42.9%, or $9 million, to $30 million. As a percentage of sales, gross profit improved to 35.3% compared to 27.3% in the second quarter of 2000. This increase is due to an overall better-realized rate and increased volume. Funeral Services gross profit rose 9.6% to $80 million and as a percentage of sales was 300 basis points above last year at 52.3%. Increased volume combined with continued operating efficiencies resulted in this increase.

Funeral Services insurance operating profit decreased $1 million to $9 million compared to the second quarter of 2000 primarily due to flat investment income due to some weakness and impairments in the high yield bond portfolio combined with the increased cost of insurance due to an increase in policies.

Other operating expenses (including insurance operations) increased 8.9%, or $12 million, to $147 million and also increased as a percentage of revenues to 28.0% compared to 26.8% in the second quarter of 2000. The increase was attributable to additional investments in business development and process transformation activities and increased incentive compensation, partially offset by reduced costs resulting from current and prior year realignment and streamlining activities at Hill-Rom.

Interest expense was flat with last year. Investment income decreased $1 million due to lower rates and the partial sale of an investment in 2000.

The effective income tax rate was 36.0% in the second quarter of 2001 compared to 36.4% in 2000. The decrease in the tax rate was primarily due to tax initiatives undertaken by the Company and the continuing profitability in Europe.

SIX MONTHS 2001 COMPARED TO SIX MONTHS 2000

Except as noted below, the factors affecting the second quarter comparisons also affected the year-to-date comparison.

Consolidated revenues of $1,050 million increased 3.2%, or $33 million, compared to $1,017 in 2000. Operating profit decreased $7 million, or 6.0%, to $110 million and net income decreased 8.3%, or $6 million, to $66 million. Earnings per share of $1.05 decreased 7.9% compared to $1.14 through the first six months of 2000.

Results for the first six months of 2001 include a $20 million charge related to the realignment of home care and long-term care businesses and an organizational streamlining effort at Hill-Rom. 2000 results include a $2 million gain on the sale of an idled facility which was closed as part of a prior unusual charge. The 2001 charge and 2000 gain are included in the Unusual charges line of the Statement of Consolidated Income. Excluding the unusual items mentioned above, 2001 operating profit increased 13.0%, net income increased approximately 11.3% and earnings per share increased 13.5% from 2000 levels.

Health Care sales grew 3.3%, or $12 million, to $372 million despite a $6.9 million negative currency impact. Excluding this negative currency impact, health care sales would have increased 5.3%. The increase of $12 million is primarily due to increased shipments in the U.S. acute care, long-term care and export markets and in Europe. Health Care rental revenues increased $10 million, or 6.2%, to $171 million compared to last year mainly due to increased units in use and improved rates in the acute care and home care markets combined with improved mix in long-term care. These increases were partially offset by lower rental revenue in Europe, an unfavorable mix in acute care and home care and decreased units in use by long-term care customers. Overall, acute care rental revenues were up 10.8%. Funeral Services sales were flat with last year as decreased volume was offset by increased prices. Funeral Services insurance revenues increased $11 million, or 6.1%, to $191 million. Earned premiums and investment income both increased as a result of higher policies in-force and the increased size of the investment portfolio. Capital gains, net of impairment losses of $20 million in the Company's high yield bond portfolio, increased nearly $3 million over last year.

Consolidated gross profit of $418 million increased 7.7%, or $30 million. Gross profit from Health Care sales was $165 million, a 5.8% increase, despite only a 3.3% increase in sales. As a percentage of sales gross profit improved 100 basis points to 44.4%. Health Care rental gross profit grew 25% to $60 million and was 35.1% of revenues compared to 29.8% in 2000. 2000 gross profit was negatively impacted by low Medicare reimbursement experience in the home care market. Gross profit on Funeral Services sales was $163 million, an increase of 5.2% on flat sales. As a percentage of sales, Funeral Services gross profit increased to 51.6% compared to 49.1% in 2000.

Insurance operating profit of $14 million was $2 million above the 2000 level of $12 million due to decreased operating expenses and increased net capital gains.

Other operating expenses increased 5.5%, or $15 million, to $288 million and also increased as a percentage of sales to 27.4% compared to 26.8% in the first six months of 2000.

Investment income decreased $2 million due to decreased interest rates and the partial sale of an investment in 2000.

The effective income tax rate was 36.0% in 2001 compared to 36.4% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at June 2, 2001 increased $95 million to $227 million compared to December 2, 2000.

Net cash generated from operating activities increased $39 million to $223 million compared to $184 million generated in the first six months of 2000. Operating cash flows were positively impacted by strong collections of receivables, increased other current liabilities, and favorable changes in other assets and other long-term liabilities. Partially offsetting these favorable items were increases in inventory, other current assets and a decrease in accounts payable.

Net cash used in investing activities decreased $3 million to $144 million primarily as a result of decreased capital expenditures and proceeds on disposal of fixed assets and equipment leased to others.

Net cash provided by financing activities increased $14 million to $15 million primarily due to treasury stock acquisitions in the prior year partially offset by the negative net effect of insurance deposits received and benefits paid at Forethought along with debt borrowings in 2000 that did not recur in 2001.

UNUSUAL CHARGES

2001 Actions

In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge will approximate $12 million.

Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

As of June 2, 2001, $5 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of fiscal 2001.

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

As of June 2, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the fourth quarter of 2001.

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

The reserve balances for the above plans included in other current liabilities approximated $11 million and $8 million as of June 2, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations is approximately $5 million as of June 2, 2001.

EURO CONVERSION

On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, known as the Euro. It is planned that by July 1, 2002 the participating countries will withdraw all currencies and use the Euro exclusively.

The Company has committed resources to conduct assessments and to take corrective actions to ensure it is prepared for the introduction of the Euro. The Company is actively addressing the many areas involved with the introduction of the Euro, including information management, finance and legal. This review includes the conversion of information technology, business and financial systems, and the effect on the Company's financial instruments, as well as the impact on the pricing and distribution of Company products by January 1, 2002.

The Company believes the effect of introduction of the Euro, as well as any related cost of conversion, will not have a material impact on the results of operations, financial condition and cash flows.

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

- Unexpected negative performance of the insurance investment portfolio could negatively impact the earnings of the Company. The investment portfolio could be affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.



                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 10, 2001. Matters voted upon by proxy were: The election of three directors nominated for three year terms expiring in 2004 and the ratification of the Board of Director's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company.
                                          Voted
                                           For               Withheld
                                          -----              --------
Election of directors in Class II
  for terms expiring in 2004:

  Lawrence R. Burtschy                  51,611,724          2,486,220
  Daniel A. Hillenbrand                 51,361,774          2,736,169
  Ray J. Hillenbrand                    51,846,288          2,251,655

Messrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W August Hillenbrand will continue to serve as Class I directors and Messrs. John C. Hancock, George M. Hillenbrand II, John A. Hillenbrand II and Frederick W. Rockwood will continue to serve as Class III directors.

                                          Voted         Voted
                                           For          Against    Abstained
                                          -----         -------    ---------

Proposal to ratify
  PricewaterhouseCoopers LLP
  as the Company's
  independent accountants               53,686,822      371,658      39,466

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 3.2                        Form of Amended Bylaws of the Registrant

     Exhibit 10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program as amended

     Exhibit 10.7 Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood

     Exhibit 10.8 Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers

     Exhibit 10.9 Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers

     Exhibit 10.10 Hillenbrand Industries, Inc. Board of Directors' Deferred Compensation Plan

     Exhibit 10.11 Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award


B.   Reports on Form 8-K

     There were no reports filed on Form 8-K during the second quarter ended June 2, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HILLENBRAND INDUSTRIES, INC.

DATE: July 3, 2001                      BY: /s/ Scott K. Sorensen
                                            -------------------------
                                                Scott K. Sorensen
                                                Vice President and
                                                Chief Financial Officer


DATE: July 3, 2001                      BY: /s/ James D. Van De Velde
                                            -------------------------
                                                James D. Van De Velde
                                                Vice President and Controller

                          HILLENBRAND INDUSTRIES, INC.

                                INDEX TO EXHIBITS



     3.2                                Form of Amended Bylaws of the Registrant

     10.1 Hillenbrand Industries, Inc. Senior Executive Compensation Program as amended

     10.7 Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood

     10.8 Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers

     10.9 Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers

     10.10 Hillenbrand Industries, Inc. Board of Directors' Deferred Compensation Plan

     10.11 Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award