Form 10-Q
period 2001-09-01
HILLENBRAND INDUSTRIES INC
filed 2001-10-03
CIK 47518

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 1, 2001      COMMISSION FILE NO. 1-6651

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

     Common Stock, without par value - 62,478,353 as of September 26, 2001.

================================================================================

                          HILLENBRAND INDUSTRIES, INC.

                               INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements (Unaudited)

              Statements of Consolidated Income                           3
                for the Three Months And Nine Months
                Ended 9/01/01 and 8/26/00

              Condensed Consolidated Balance Sheets at                    4
                9/01/01 and 12/02/00

              Condensed Statements of Consolidated Cash Flows             5
                for the Nine Months Ended 9/01/01 and 8/26/00

              Notes to Condensed Consolidated Financial Statements        6-12

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations            13-21

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                           22


SIGNATURES                                                               23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income


                                                                    Three Months Ended              Nine Months Ended
                                                                --------------------------     ---------------------------
                                                                  09/01/01       08/26/00       09/01/01        08/26/00
                                                                ------------    ----------     -----------    ------------
                                                                              (In Millions Except Per Share Data)
Net revenues:
     Health Care sales........................................    $     197       $    182       $     569       $    542
     Health Care therapy rentals..............................           82             79             253            240
     Funeral Services sales...................................          142            138             458            454
     Insurance revenues.......................................           93             93             284            273
                                                                  ---------       --------       ---------       --------
     Total revenues...........................................          514            492           1,564          1,509

Cost of revenues:
     Health Care cost of goods sold...........................          104            100             311            304
     Health Care therapy rental expenses......................           51             55             162            168
     Funeral Services cost of goods sold......................           70             72             223            233
     Insurance cost of revenue................................           81             73             242            224
                                                                  ---------       --------       ---------       --------
     Total cost of revenues...................................          306            300             938            929

Gross profit..................................................          208            192             626            580

Other operating expenses......................................          144            141             432            414

Unusual charges (expense), net................................            -              1             (20)             3
                                                                  ---------       --------       ---------       --------

Operating profit..............................................           64             52             174            169

Interest expense..............................................           (6)            (7)            (18)           (20)

Investment income.............................................            4              8              11             17

Other income (expense), net...................................           (1)            (1)             (3)            (1)
                                                                  ---------       --------       ---------       --------

Income before income taxes....................................           61             52             164            165

Income taxes..................................................           20             18              57             59
                                                                  ---------       --------       ---------       --------

Net income....................................................    $      41       $     34       $     107       $    106
                                                                  =========       ========       =========       ========

Basic and diluted earnings
  per common share (Note 3)...................................    $     .65       $    .54       $    1.70       $   1.68
                                                                  =========       ========       =========       ========

Dividends per common share....................................    $     .21       $    .20       $     .63       $    .60
                                                                  =========       ========       =========       ========

Average shares outstanding (thousands)........................       62,922         62,758          62,791         62,966
                                                                  =========       ========       =========       ========


See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets


ASSETS                                                                          09/01/01           12/02/00
                                                                                --------           --------
                                                                                       (In Millions)
Current assets:
  Cash, cash equivalents and short-term investments........................      $   287           $   132
  Trade receivables........................................................          337               407
  Inventories..............................................................          110               112
  Other....................................................................           83                73
                                                                                 -------           -------
   Total current assets....................................................          817               724

Equipment leased to others, net............................................           65                67
Property, net..............................................................          213               205

Other assets:
  Intangible assets, net...................................................          171               181
  Other....................................................................           99               106
                                                                                 -------           -------
   Total other assets......................................................          270               287

Insurance assets:
  Investments..............................................................        2,710             2,465
  Deferred policy acquisition costs........................................          665               636
  Deferred income taxes....................................................           77               100
  Other....................................................................          118               113
                                                                                 -------           -------
   Total insurance assets..................................................        3,570             3,314
                                                                                 -------           -------
Total assets...............................................................      $ 4,935           $ 4,597
                                                                                 =======           =======

LIABILITIES

Current liabilities:
  Trade accounts payable...................................................      $    57           $    68
  Other....................................................................          252               214
                                                                                 -------           -------
   Total current liabilities...............................................          309               282
Other liabilities:
  Long-term debt...........................................................          302               302
  Other long-term liabilities..............................................           96                85
  Deferred income taxes....................................................            -                 3
                                                                                 -------           -------
   Total other liabilities.................................................          398               390
Insurance liabilities:
  Benefit reserves.........................................................        2,398             2,276
  Unearned revenue.........................................................          785               758
  Other....................................................................           67                60
                                                                                 -------           -------
   Total insurance liabilities.............................................        3,250             3,094
                                                                                 -------           -------
Total liabilities..........................................................        3,957             3,766
                                                                                 -------           -------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

  Common stock.............................................................            4                 4
  Additional paid-in capital...............................................           29                24
  Retained earnings........................................................        1,464             1,397
  Accumulated other comprehensive income (loss) (Note 4)...................          (42)             (108)
  Treasury stock...........................................................         (477)             (486)
                                                                                 -------           -------
   Total shareholders' equity..............................................          978               831
                                                                                 -------           -------
Total liabilities and
 shareholders' equity......................................................      $ 4,935           $ 4,597
                                                                                 =======           =======


See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows


                                                         Nine Months Ended
                                                        -------------------
                                                        09/01/01   08/26/00
                                                        --------   --------
                                                           (In Millions)

  Net income ........................................   $   107    $   106
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation, amortization and
      write-down of intangibles .....................        72         67
    Change in noncurrent deferred income taxes ......       (12)         1
    Change in net working capital excluding cash
      and current debt ..............................        89          6
    Change in insurance items:
     Deferred policy acquisition costs ..............       (30)       (39)
     Unearned revenue ...............................        27         30
     Other insurance items, net .....................        53         56
    Other, net ......................................        31          1
                                                        -------    -------
Net cash provided by operating activities ...........       337        228
                                                        -------    -------

Investing activities:
  Capital expenditures ..............................       (67)       (70)
  Proceeds on disposal of fixed assets and
    equipment leased to others ......................         4          7
  Other investments .................................        --         (1)
  Insurance investments:
    Purchases .......................................    (1,102)      (482)
    Proceeds on maturities ..........................       140        101
    Proceeds on sales ...............................       797        230
                                                        -------    -------
Net cash used in investing activities ...............      (228)      (215)
                                                        -------    -------

Financing activities:
  Additions to debt, net ............................        --         11
  Payment of cash dividends .........................       (39)       (38)
  Exercise of options ...............................        13         --
  Treasury stock acquisitions .......................        --        (37)
  Insurance deposits received .......................       276        280
  Insurance benefits paid ...........................      (204)      (189)
                                                        -------    -------
Net cash provided by financing activities ...........        46         27
                                                        -------    -------

Effect of exchange rate changes on cash .............        --         (2)
                                                        -------    -------

Total cash flows ....................................       155         38

Cash, cash equivalents and short-term investments:
 At beginning of period .............................       132        170
                                                        -------    -------
 At end of period ...................................   $   287    $   208
                                                        =======    =======

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1. Basis of Presentation

   The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements herein have been prepared in accordance with the Company's understanding of the instructions to Form 10-Q. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods.

   Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Supplementary Balance Sheet Information

   The following information pertains to non-insurance assets and consolidated shareholders' equity:


                                                                       09/01/01         12/02/00
                                                                       --------         --------
      Allowance for possible losses and
           discounts on trade receivables......................        $  52             $  61

      Inventories:
           Finished Products...................................        $  76             $  73
           Work in Process.....................................           23                26
           Raw Materials.......................................           11                13
                                                                       -----             -----
             Total Inventory...................................         $110             $ 112
                                                                       =====             =====

      Accumulated depreciation of equipment
           leased to others and property.......................         $585              $589

      Accumulated amortization of intangible
           assets..............................................         $122              $108

      Capital Stock:
             Preferred stock, without par value:
                 Authorized 1,000,000 shares;
                   Shares issued...............................         None              None
             Common stock, without par value:
                 Authorized 199,000,000 shares;
                   Shares issued...............................   80,323,912         80,323,912

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

   Earnings per share is calculated as follows (in thousands except per share data):


                                                        Three Months Ended               Nine Months Ended
                                                      09/01/01      08/26/00          09/01/01       08/26/00
                                                      --------      --------          --------       --------
         Net income                                   $40,976       $33,752           $106,921       $105,542
         Average shares outstanding                    62,922        62,758             62,791         62,966
         Basic and diluted earnings per
             common share                                $.65          $.54              $1.70          $1.68


4. Comprehensive Income (Loss)

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income (loss).

   The components of comprehensive income (loss) are as follows (in millions):



                                                     Three Months Ended           Nine Months Ended
                                                   09/01/01      08/26/00      09/01/01       08/26/00
                                                   --------      --------      --------       --------
         Net income                                $    41        $    34       $   107       $   106

         Net change in unrealized gain
             (loss) on available-for-sale
             securities                                 40             44            61           (41)

         Foreign currency translation
             adjustment                                 (3)             2             5            (4)
                                                   -------        -------       -------       -------

         Comprehensive income (loss)               $    78        $    80       $   173       $    61
                                                   =======        =======       =======       =======

   The composition of accumulated other comprehensive income (loss) at September 1, 2001 and December 2, 2000 is the cumulative adjustment for unrealized gains or (losses) on available-for-sale securities of ($19) and ($80) million, respectively, and the foreign currency translation adjustment of ($23) and ($28) million, respectively.

5. Contingencies

   On August 16, 1995, Kinetic Concepts, Inc. (KCI), and Medical Retro Design, Inc. (collectively, the "plaintiffs"), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $350 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities.

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

   The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in early to mid 2002. The Company believes the claims against it are without merit and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

   Batesville Casket Company and certain funeral homes are subject to a suit filed in the State Superior Court, Lake County, California alleging violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. The plaintiff seeks statewide injunctive relief, attorneys' fees, costs, and restitution on sales of protective caskets, which depending on the relevant time period could involve sales in excess of $100 million. The Company does not believe that potential liability or settlement, if any, of this matter would be in an amount material to the Company's financial condition, results of operations or cash flows.

   The Company is currently undergoing a routine audit cycle by the IRS relative to its 1996 to 1998 tax years. The Company had previously provided for the potential estimated adverse impact of tax positions taken by the Company during this period. While not yet final, the Company now believes it will, upon the ultimate resolution of the audit, record a favorable effect which could be material to the Company's financial condition and results of operations.

   The Company's healthcare businesses manufacture medical devices that are regulated by the U.S. Food and Drug Administration ("FDA"). The Company continuously improves its quality systems in response to evolving federal regulations and customer information, and the FDA routinely inspects the Company's manufacturing facilities to ensure compliance with those regulations. In the last twelve months, the Company's facilities have been inspected by FDA representatives who have, as is customary, issued reports of their findings to management for discussion and remediation. The Company has responded fully to these findings. Certain matters remain under consideration and the ultimate impact, if any, on the Company has not yet been determined. The Company has responded to previous inspection findings by further strengthening its quality system and hiring additional qualified staff and will continue to work with the FDA to address any findings where further improvement is required.

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

   As of September 1, 2001, $7 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of the first quarter of fiscal 2002.

   2000 Actions

   In October 2000, the Company announced the retirement of W. August Hillenbrand, former Chief Executive Officer. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

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

   As of September 1, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the fourth quarter of 2001.

   During the third and fourth quarters of 2000, approximately $1 million and $2 million, respectively, of the original provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

   Other

   Dispositions of idled facilities under prior actions were completed in December 1999 and November 2000, resulting in gains of $2 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

   The reserve balances for the above plans included in other current liabilities approximated $9 million and $8 million as of September 1, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations is approximately $5 million as of September 1, 2001.

7. Segment Reporting

   Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires reporting of segment information that is consistent with the way in which management operates and views the Company. In the first quarter of 2001, the Company changed its method of analyzing segment performance. Whereas prior methods of segment evaluation were based upon pretax measures, the Company will now also utilize net income before unusual items to evaluate segment performance. Prior period information has been restated to conform to the current year's presentation.

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

   Financial information regarding the Company's reportable segments is presented below:


------------------------------------------------------------------------------------------------------------
                                                            Funeral Services       Corporate
                                         Health             ----------------       and Other
                                          Care           Products    Insurance      Expense     Consolidated
------------------------------------------------------------------------------------------------------------
       THREE MONTHS ENDED
       SEPTEMBER 1, 2001
------------------------------------------------------------------------------------------------------------
       Net revenues                      $    279      $     142      $    93       $   --         $     514
       Income before income taxes
         and unusual items               $     42      $      33      $     6       $  (20)        $      61
       Net income before unusual items   $     27      $      21      $     4       $  (11)        $      41
       Unusual items (after taxes)                                                                 $      --
                                                                                                   ---------
       Net income                                                                                  $      41
------------------------------------------------------------------------------------------------------------
       THREE MONTHS ENDED
       AUGUST 26, 2000
------------------------------------------------------------------------------------------------------------
       Net revenues                      $    261      $     138      $    93       $   --         $     492
       Income before income taxes
         and unusual items               $     25      $      31      $    12       $  (17)        $      51
       Net income before unusual items   $     16      $      20      $     8       $  (11)        $      33
       Unusual items (after taxes) (b)                                                             $       1
                                                                                                   ---------
       Net income                                                                                  $      34
------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
                                                            Funeral Services       Corporate
                                         Health             ----------------       and Other
                                          Care           Products    Insurance      Expense     Consolidated
-------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED
       SEPTEMBER 1, 2001
-------------------------------------------------------------------------------------------------------------
       Net revenues                      $    822      $     458      $   284       $   --         $   1,564
       Income before income taxes
         and unusual items               $    101      $     117      $    20       $  (54)        $     184
       Net income before unusual items   $     65      $      75      $    13       $  (33)        $     120
       Unusual items (after taxes) (a)                                                             $     (13)
                                                                                                   ---------
       Net income                                                                                  $     107
------------------------------------------------------------------------------------------------------------
       NINE MONTHS ENDED
       AUGUST 26, 2000
------------------------------------------------------------------------------------------------------------
       Net revenues                      $    782      $     454      $   273       $   --         $   1,509
       Income before income taxes
         and unusual items               $     66      $     107      $    24       $  (35)        $     162
       Net income before unusual items   $     42      $      68      $    15       $  (21)        $     104
       Unusual items (after taxes) (b)                                                             $       2
                                                                                                   ---------
       Net income                                                                                  $     106
------------------------------------------------------------------------------------------------------------

(a) Reflects a $13 million (after tax) charge for business realignment and work force reduction activities and certain asset impairments.
(b) Reflects a gain on the sale of an idled facility in the first quarter of 2000, which was closed as part of a prior unusual charge and the partial reversal of a provision in the third quarter of 2000 as actual costs incurred were favorable to those originally expected.


8. Subsequent to the end of the third quarter, the Company purchased 266,000 shares or $14 million of its own stock for the treasury. The Company has
   4.5 million shares still available for repurchase under its existing Board of Directors authorization.

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

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Consolidated revenues of $514 million increased 4.5%, or $22 million, compared to the third quarter of 2000. Operating profit increased 23.1%, or $12 million, to $64 million and net income increased $7 million, or 20.6%, to $41 million. Earnings per share was up 20.4% to $.65 compared to $.54 in 2000.

Results for the third quarter of 2000 include $1 million of income in the unusual charge line relating to the partial reversal of a provision due to actual costs being favorable to those originally expected. Excluding the unusual item mentioned, 2001 operating profit increased 25.5%, net income increased approximately 24.2% and earnings per share increased 22.6% from 2000 levels.

REVENUES

Health Care

Health Care sales in the third quarter were $197 million, an 8.2% increase, compared to $182 million in 2000. Excluding a $2.1 million negative currency impact primarily due to the Euro, Health Care sales would have increased approximately 9.4%. Growth in Health Care sales is primarily due to increased shipments to domestic acute care customers partially offset by decreased shipments to long-term care and U.S. export markets and to European customers. In the U.S. acute care market, sales of the TotalCare(R) bed system doubled along with increases across other bed lines and ancillary offerings in furniture and communications. Health Care therapy rental revenues were up 3.8%, or $3 million, to $82 million in 2001 due to increased units in use by acute care customers and improvements in home care, partially offset by lower revenue in Europe, decreased units in use by our long-term care customers and unfavorable mix in the acute care and home care markets. Overall, acute care rentals increased approximately 10.1%. This strong demand in acute care across several product lines is believed to be driven by increased market share.

Funeral Services

Funeral Services sales improved $4 million, or 2.9%, to $142 million compared to the third quarter of 2000 due to increased rates and improved mix partially offset by a decrease in volume. Insurance revenues of $93 million were flat with the third quarter of 2000. Earned premiums rose due to increased policies in-force year over year. Capital gains, net of $3 million of recorded impairment charges in the Company's high yield bond portfolio, decreased approximately $2 million. Investment income decreased compared to the prior year due primarily to weakness in the Company's high yield bond portfolio, moving of investments out of the high yield bond portfolio into lower yielding investments and lower interest rates on new investments.

GROSS PROFIT

Health Care

Gross profit on Health Care sales of $93 million grew 13.4%, or $11 million, compared to the third quarter of 2000. As a percentage of sales, gross profit improved 2.2 percentage points to 47.2%. This improvement was due to increased volume and an improved mix of products sold combined with favorable factory performance. Health Care therapy rental gross profit was up 29.2%, or $7 million, to $31 million compared to $24 million in the prior year and as a percentage of revenue was 37.8% compared to 30.4% last year. This increase is due to an overall better-realized rate, increased volume and favorable costs resulting from the realignment and organizational streamlining efforts announced in the first quarter of this year.

Funeral Services

Funeral Services gross profit rose $6 million, or 9.1%, to $72 million and as a percentage of sales was 290 basis points above the third quarter of 2000 at 50.7%. This increase resulted from improved mix, rate and continued operating efficiencies.

Funeral Services insurance operating profit decreased $6 million to $6 million compared to the third quarter of 2000 primarily due to flat revenue as a result of the items mentioned above combined with lower sales of new policies and the increased cost of revenue due to an increase in insurance in-force.

Other operating expenses (including insurance operations) rose 2.1%, or $3 million, to $144 million yet decreased as a percentage of sales to 28.0% compared to 28.7% in the third quarter of 2000. The slight dollar increase was attributable to additional investments in business development and process transformation activities and increased incentive compensation, partially offset by reduced costs resulting from current and prior year realignment and streamlining efforts.

Interest expense decreased $1 million compared to last year due to the repayment of $52 million in short-term debt in the fourth quarter of 2000. In addition, the Company completed a series of interest rate swaps in the third quarter of 2001 swapping $150 million of the Company's long-term debt from fixed interest rates to variable interest rates. The positive impact of these swaps on interest expense was immaterial in the third quarter with an annual benefit expected to be approximately $3.5 million under current interest rate conditions. Investment income decreased $4 million due to lower interest rates in the current year and a gain recognized on the partial sale of an investment in 2000.

The effective income tax rate was 33.3% in the third quarter compared to 35.5% in 2000. The decrease in the tax rate results from an adjustment of the full year effective tax rate to reflect various tax initiatives undertaken by the Company.

NINE MONTHS 2001 COMPARED TO NINE MONTHS 2000

Except as noted below, the factors affecting the third quarter comparisons also affected the year-to-date comparison.

Consolidated revenues of $1,564 million increased 3.6%, or $55 million, compared to $1,509 million in 2000. Operating profit increased $5 million, or 3.0%, to $174 million and net income increased $1 million, or 0.9%, to $107 million. Earnings per share of $1.70 increased 1.2% compared to $1.68 through the first nine months of 2000.

Results for the first nine months include a $20 million charge related to the realignment of home care and long-term care businesses and an organizational streamlining effort at Hill-Rom. 2000 results include a $2 million gain on the sale of an idled facility which was closed as part of a prior unusual charge and the reversal of a provision of approximately $1 million due to actual costs being favorable to those originally expected. The 2001 charge and the 2000 gain and reversal are included in the Unusual charges line on the Statement of Consolidated Income. Excluding the unusual items mentioned above, 2001 operating profit increased 16.9%, net income increased approximately 15.4% and earnings per share increased 16.5% from 2000 levels.

REVENUES

Health Care

Health Care sales grew 5.0%, or $27 million, to $569 million despite a $9.0 million negative currency impact primarily due to the Euro. Excluding this negative currency impact, health care sales would have increased approximately 6.6%. The increase of $27 million is primarily due to increased shipments in the U.S. acute care market partially offset by decreased shipments in the long-term care and export markets and in Europe. Health Care therapy rental revenues of $253 million increased $13 million, or 5.4%, compared to last year due to increased units in use and improved rates in the acute care and home care markets combined with improved mix in the long-term care market. These increases were partially offset by decreased revenue in Europe, unfavorable mix in acute care and home care and a decrease in rate and units in use in the long-term care market. Overall, acute care rental revenues were up 10.6%.

Funeral Services

Funeral Services sales increased $4 million, or 0.9%, to $458 million due to an increase in rate and mix partially offset by a decrease in volume. Funeral Services Insurance revenues grew by $11 million, or 4.0%, to $284 million. Earned premiums increased as a result of higher policies in-force, and investment income grew slightly as a result of the increased size of the investment portfolio partially offset by weakness in the high yield bond portfolio. Capital gains, net of impairment losses of $23 million in the Company's high yield bond portfolio, increased nearly $1 million compared to last year.

GROSS PROFIT

Health Care

Gross profit from Health Care sales was $258 million, an 8.4% increase over 2000. As a percentage of sales, gross profit was 45.3% compared to 43.9% last year. Health Care therapy rental gross profit was $91 million compared to $72 million in 2000, a 26.4% increase. As a percentage of revenue, Health Care therapy rental gross profit was 600 basis points above last year at 36.0%.

Funeral Services

Gross profit from Funeral Services sales rose $14 million, or 6.3%, to $235 million compared to last year on relatively flat sales and as a percentage of sales was 51.3% compared to 48.7% last year.

Funeral Services insurance operating profit decreased $3 million to $21 million. Favorable costs compared to 2000 were more than offset by weakness in the high yield bond portfolio including impairments taken.

Other operating expenses (including insurance operations) increased 4.3%, or $18 million, to $432 million and also increased slightly as a percentage of sales from 27.4% in 2000 to 27.6% in 2001.

Interest expense decreased $2 million and investment income decreased $6 million due to lower interest rates and gains recognized on the partial sale of an investment in 2000.

The effective income tax rate was 35.0% in 2001 compared to 36.1% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings represent the Company's primary sources of funds for growth of the business, including capital expenditures and acquisitions. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at September 1, 2001 increased $155 million to $287 million compared to December 2, 2000.

Net cash generated from operating activities increased $109 million to $337 million compared to $228 million generated in the first nine months of 2000. Operating cash flows were positively impacted by strong collections of receivables, increases in other current liabilities and favorable changes in other assets and other long-term liabilities partially offset by unfavorable changes in other current assets and trade accounts payable.

Net cash used in investing activities increased $13 million to $228 million primarily due to the effects of investment activities at Forethought.

Net cash provided by financing activities increased $19 million to $46 million. This increase was primarily due to treasury stock acquisitions in the prior year and current year option exercises partially offset by debt borrowings in 2000 that did not recur in 2001 and a reduction in the net positive effect of insurance deposits received over benefits paid at Forethought.

Subsequent to the end of the third quarter, the Company purchased 266,000 shares or $14 million of its own stock for the treasury. The Company has 4.5 million shares still available for repurchase under its existing Board of Directors authorization.

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

As of September 1, 2001, $7 million of the employee reduction costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of the first quarter of fiscal 2002.

2000 Actions

In October 2000, the Company announced the retirement of W. August Hillenbrand, former Chief Executive Officer. In relation to Mr. Hillenbrand's retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

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

As of September 1, 2001, all work force reduction and facility closure costs and $6 million related to the field corrective action have been incurred. The field corrective action is expected to be completed by the end of the fourth quarter of 2001.

During the third and fourth quarters of 2000, approximately $1 million and $2 million, respectively, of the original provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

Other

Dispositions of idled facilities under prior actions were completed in December 1999 and November 2000, resulting in gains of $2 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

The reserve balances for the above plans included in other current liabilities approximated $9 million and $8 million as of September 1, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations is approximately $5 million as of September 1, 2001.

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

The Company believes the effect of introduction of the Euro, as well as any related cost of conversion, will not have a material impact on the Company's results of operations, financial condition and cash flows.

ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, "Intangible Assets." Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. In addition, goodwill and some other indefinite-lived intangible assets will no longer be amortized. The Company's goodwill amortization expense is approximately $7 to $9 million annually. The Company plans to adopt this Standard not later than the first quarter of fiscal 2002.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that the document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as "believes," "continue," "expects," or other words of similar meaning. Forward-looking statements include the statement regarding increasing market share in acute care therapy rental markets.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         There were no exhibits filed with this Report on Form 10-Q for the quarter ended September 1, 2001.

B.       Reports on Form 8-K

         There were no reports filed on Form 8-K during the third quarter ended September 1, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HILLENBRAND INDUSTRIES, INC.

DATE:  October 1, 2001                     BY: /s/ Scott K. Sorensen
                                               ---------------------------------
                                               Scott K. Sorensen
                                               Vice President and
                                               Chief Financial Officer


DATE:  October 1, 2001                     BY: /s/ James D. Van De Velde
                                               ---------------------------------
                                               James D. Van De Velde
                                               Vice President and Controller