Form 10-Q
period 2001-12-31
HILLENBRAND INDUSTRIES INC
filed 2002-02-14
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

700 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)

(812) 934-7000
(Registrant’s telephone number, including area code)

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

Yes        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, without par value – 62,709,366 as of February 7, 2002.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

Statements of Consolidated Income	3
for the Quarterly Period Ended 12/31/01 and 12/30/00

Condensed Consolidated Balance Sheets at	4
12/31/01 and 12/01/01

Condensed Statements of Consolidated Cash Flows	5
for the Quarterly Period Ended 12/31/01 and 12/30/00

Notes to Condensed Consolidated Financial Statements	6-13

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	23

SIGNATURES	24

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly Period Ended

	12/31/01	12/30/00

	(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$239	$246
Health Care therapy rentals	87	72
Funeral Services sales	158	167
Insurance revenues	59	96

Total revenues	543	581

Cost of revenues:
Health Care cost of goods sold	119	122
Health Care therapy rental expenses	45	58
Funeral Services cost of goods sold	72	83
Insurance cost of revenues	79	82

Total cost of revenues	315	345
Gross profit	228	236

Other operating expenses	155	158
Unusual charges (expense), net (Note 6)	(11)	(6)

Operating profit	62	72

Interest expense	(5)	(7)
Investment income	4	7
Other income (expense), net	(3)	—

Income before income taxes	58	72

Income taxes (Note 7)	(5)	26

Net income	$63	$46

Basic and diluted earnings per common share (Note 3)	$1.00	$.74

Dividends per common share	$.21	$.20

Average shares outstanding-basic (thousands)	62,778	62,676

Average shares outstanding-diluted (thousands)	62,996	62,856

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS	12/31/01	12/01/01
	(In Millions)
Current assets:
Cash, cash equivalents and short-term investments	$271	$284
Trade receivables, net	373	395
Inventories	107	103
Other	100	86

Total current assets	851	868

Equipment leased to others, net	60	60
Property, net	206	206

Other assets:
Intangible assets, net	198	199
Other	94	98

Total other assets	292	297

Insurance assets:
Investments	2,753	2,755
Deferred policy acquisition costs	675	673
Deferred income taxes	92	78
Other	111	112

Total insurance assets	3,631	3,618

Total assets	$5,040	$5,049

LIABILITIES
Current liabilities:
Trade accounts payable	$57	$63
Other	248	257

Total current liabilities	305	320

Other liabilities:
Long-term debt	301	305
Other long-term liabilities	90	91
Deferred income taxes	11	8

Total other liabilities	402	404

Insurance liabilities:
Benefit reserves	2,453	2,436
Unearned revenue	793	793
Other	75	70

Total insurance liabilities	3,321	3,299

Total liabilities	4,028	4,023

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	34	34
Retained earnings	1,523	1,514
Accumulated other comprehensive income (loss) (Note 4)	(57)	(34)
Treasury stock	(492)	(492)

Total shareholders’ equity	1,012	1,026

Total liabilities and shareholders’ equity	$5,040	$5,049

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows

	Quarterly Period Ended

	12/31/01	12/30/00

	(In Millions)
Net income	$63	$46
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	27	23
Change in noncurrent deferred income taxes	6	5
Gain on sale of business	(1)	—
Change in net working capital excluding cash and current debt	(65)	(22)
Change in insurance items:
Deferred policy acquisition costs	(7)	(8)
Unearned revenue	7	7
Other insurance items, net	28	27
Insurance investment impairments	28	1
Other, net	11	(5)

Net cash provided by operating activities	97	74

Investing activities:
Capital expenditures	(39)	(37)
Proceeds on disposal of fixed assets and equipment leased to others	4	5
Proceeds on sale of business	8	—
Insurance investments:
Purchases	(802)	(337)
Proceeds on maturities	462	101
Proceeds on sales	271	193

Net cash used in investing activities	(96)	(75)

Financing activities:
Reductions to debt, net	(2)	(52)
Payment of cash dividends	(13)	(12)
Exercise of options	2	1
Treasury stock acquisitions	(3)	(5)
Insurance deposits received	83	92
Insurance benefits paid	(65)	(66)

Net cash provided by (used in) financing activities	2	(42)

Effect of exchange rate changes on cash	(1)	(1)

Total cash flows	2	(44)
Cash, cash equivalents and short-term investments:
At beginning of period	269	188

At end of period	$271	$144

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The statements herein have been prepared in accordance with the Company’s understanding of the instructions to Form 10-Q. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

In a Form 8-K dated October 8, 2001, the Company announced that its board of directors had approved a change in the company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. This Form 10-Q is the first Form 10-Q to be filed under the new fiscal year ending September 30. This Form 10-Q presents quarterly reporting periods from September 30, 2001 to December 31, 2001 (13 weeks) and September 24, 2000 to December 30, 2000 (14 weeks).

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	12/31/01	12/01/01

Allowance for possible losses and discounts on trade receivables	$44	$44

Inventories
Finished Products	$72	$69
Work in Process	23	22
Raw Materials	12	12

Total Inventory	$107	$103

Accumulated depreciation of equipment leased to others and property	$578	$575
Accumulated amortization of intangible assets	$126	$128
Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; Shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; Shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares under the Company’s Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of dilutive potential common shares. Potential common shares arising from shares awarded under the Company’s various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly Period Ended
	12/31/01	12/30/00
Net income (in thousands)	$63,072	$46,492
Average shares outstanding-basic	62,778	62,676
Average shares outstanding-diluted	62,996	62,856
Basic and diluted earnings per common share	$1.00	$.74

4.	Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss).

The components of comprehensive income are as follows (in millions):

	Quarterly Period Ended
	12/31/01	12/30/00
Net income	$63	$46
Net change in unrealized gain (loss) on available-for-sale securities	(5)	13
Foreign currency translation adjustment	(2)	(9)

Comprehensive income (loss)	$56	$50

The composition of accumulated other comprehensive income (loss) at December 31, 2001 and December 1, 2001 is the cumulative adjustment for unrealized gains (losses) on available-for-sale securities of ($37) and ($15) million, respectively, and the foreign currency translation adjustment of ($20) and ($19) million, respectively.

5.	Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and Medical Retro Design, Inc. (collectively, the “plaintiffs”), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $350 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges, among other things, that KCI has attempted to monopolize the therapeutic bed market, interfere with the Company’s and Hill-Rom’s business relationships by conducting a campaign of anticompetitive conduct, and abused the legal process for its own advantage. The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in early to mid 2002. The Company believes it has meritorious defenses to the claims against it and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. The court required Hill-Rom to provide a corporate $50 million bond. If Hill-Rom is ultimately unsuccessful in the patent infringement case on the merits and Ohmeda can prove damages, Ohmeda can recover those damages against the corporate bond. The Company has not recorded any loss provision relative to this matter.

Batesville Casket Company and certain funeral homes are subject to a suit filed in the State Superior Court, Lake County, California alleging violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. The plaintiff seeks statewide injunctive relief, attorneys’ fees, costs, and restitution on sales of protective caskets, which depending on the relevant time period could involve sales in excess of $100 million. The Company and the plaintiff reached a tentative settlement in the first quarter which is not material to the Company’s financial condition, results of operations or cash flows.

The Company’s health care businesses manufacture and distribute medical devices that are regulated by the Food and Drug Administration in the United States and similar agencies in other countries. The Company strives to continuously improve its quality system in response to evolving U.S. and international regulations and standards. The FDA routinely inspects the Company’s facilities, just as with other medical device manufacturers selling products in the United States. In the past twelve months most of the Company’s U.S. facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. The Company believes it has responded fully to the findings and has implemented corrective actions, when necessary. The Company has engaged in voluntary product recalls or other corrective actions and has voluntarily stopped shipment of devices when needed, until it has satisfied itself and the FDA that its operations are in compliance with the regulations. Some matters remain the subject of ongoing review by the FDA and the ultimate impact, if any, has not yet been determined. The Company has responded to previous inspection findings by implementing an extensive program to enhance its quality systems to comply with the FDA Quality System Regulations and Good Manufacturing Practices requirements and their regulatory equivalents under the Medical Device Directive in the European Community where its other manufacturing sites are located. Failure to comply with applicable regulations could result in product recalls, injunctions preventing shipment of the Company’s products, or other enforcement actions that could have a significant financial impact.

Hillenbrand Industries, Inc. is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In most cases, the Notices of Violation involved no or only a minor fine or penalty. During the past five (5) years, such fines or penalties have not exceeded $10,000. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company is which it is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known. The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.

It is reasonably possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company. Management believes, however, that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.	Unusual Charges

2002 Actions
In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the first quarter was $11 million and the cash component was $4 million.

Batesville Casket announced a streamlining effort through the reduction of approximately 90 employees in the United States. The total estimated cost of this action was $1 million, which was recorded as an unusual charge in the Statement of Consolidated Income.

Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions was $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for an asset that will no longer be used.

Hill-Rom announced additional streamlining efforts. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate level.

2001 Actions In the first quarter of 2001, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

The Company also announced the retirement of W August Hillenbrand, former Chief Executive Officer, in the first quarter. In relation to Mr. Hillenbrand’s retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

In addition, in the first quarter, approximately $2 million of the 1999 provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

Disposition of idled facilities under the 1998 and 1999 actions were also completed in the first quarter of 2001, resulting in gains of $1 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

In addition to the costs accrued above, approximately $1 million of incremental costs were incurred in relation to 1999 actions. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

In the second quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge approximated $12 million.

Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

As of December 31, 2001, all employees impacted by the plan have been terminated and $10 million of the related costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of the second quarter of fiscal 2002.

In September of 2001, Batesville Casket announced the realignment of certain operations, incurring an unusual charge of $1 million.

Other
The reserve balances for the above plans included in other current liabilities approximated $8 million and $9 million as of December 31, 2001 and December 1, 2001, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $4 million as of December 31, 2001 and December 1, 2001.

7.	Income Taxes

The income tax benefit in the first quarter of 2001 reflects the reversal of $26 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary. Excluding the effect of the reversal, the effective tax rate in the first quarter of 2001 would have been 35% compared to 36.1% in the comparable prior year period.

8.	Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the Company. In analyzing segment performance, the Company’s management reviews income before income taxes and unusual items and net income before unusual items.

Based on criteria established in SFAS No. 131, the Company’s reporting segments are Health Care (Hill-Rom), Funeral Services Products (Batesville Casket Company – Batesville) and Funeral Services Insurance (Forethought Financial Services – Forethought). Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income.

Financial information regarding the Company’s reportable segments is presented below:

				Corporate
	Health	Funeral Services		and Other
	Care	Products	Insurance	Expense	Consolidated

Quarterly Period Ended December 31, 2001

Net revenues	$326	$158	$59	$—	$543
Income before income taxes and unusual items	$69	$43	$(25)	$(18)	$69
Net income before unusual items	$45	$28	$(16)	$13	$70
Unusual items (after taxes) (a)					$(7)

Net income					$63

Quarterly Period Ended December 30, 2000

Net revenues	$318	$167	$96	$—	$581
Income before income taxes and unusual items	$47	$46	$5	$(20)	$78
Net income before unusual items	$30	$30	$3	$(13)	$50
Unusual items (after taxes) (b)					$(4)

Net income					$46

(a)	Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as prior costs incurred were favorable to those originally expected.

(b)	Reflects a $4 million (after tax) net charge for the retirement of the Company’s Chief Executive Officer and the realignment of certain operations partially offset by a gain on the sale of two idled facilities, which were closed as part of a prior unusual charge, and the partial reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Hillenbrand Industries is organized into two business groups. The Health Care Group, which is considered one reporting segment, consists of Hill-Rom. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company – Batesville) and Funeral Services Insurance (Forethought Financial Services – Forethought).

In October, 2001, the Company announced that its board of directors had approved a change in the company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. Due to this change, Management’s Discussion and Analysis of Financial Condition and Results of Operations presents quarterly reporting periods from September 30, 2001 to December 31, 2001 (13 weeks) and September 24, 2000 to December 30, 2000 (14 weeks).

First Quarter 2002 Compared with First Quarter 2001

Consolidated revenues of $543 million decreased $38 million, or 6.5%, compared to the first quarter of 2001. Operating profit was down $10 million, or 13.9%, to $62 million and net income increased $17 million, or 37.0%, to $63 million compared to $46 million last year. Earnings per share of $1.00 increased $.26, or 35.1%, compared to $.74 in 2001.

Results for the first quarter of 2002 included certain items consisting of a net unusual charge of $7 million, net-of-tax, ($.11 per share) related to continued streamlining efforts and the impairment of certain underperforming assets, partially offset by the reversal of a 1999 provision due to actual costs incurred being favorable to those originally expected. Also included in the 2002 results were net capital losses of $17 million, net-of-tax, in Forethought’s investment portfolio arising from realized gains and losses on disposition of securities and bond impairment charges. Of that amount, bond impairments and realized losses in the high-yield bond portfolio of $15 million, net-of-tax, ($.23 per share) were recorded as the Company assessed this portfolio in the first quarter in light of significant deterioration in the credit markets. First quarter results also include the reversal of $26 million ($.40 per share) of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary. Overall, the 2002 items mentioned above, including high-yield bond impairments and realized losses, increased net income by $4 million and earnings per share by $.06. Results for the first quarter of 2001 include a net unusual charge of $4 million, net-of-tax, ($.06 per share) relating to the retirement of the Company’s former Chief Executive Officer and the realignment of certain operations partially offset by gains on the sale of two facilities included in prior unusual charges and the partial reversal of a 1999 provision due to actual costs incurred being favorable to those originally expected. Excluding the items described above, earnings per share for the first quarter of 2002 would have been $.94 compared to $.80 in 2001, a 17.5% increase.

Revenues

Health Care
Health Care sales in the first quarter were $239 million compared to $246 million in the prior year, a 2.8% decline. This decline is primarily due to softness in the U.S. export market and the sale of a small subsidiary in October 2001. North American sales were flat compared to last year with decreases in shipments to long-term care customers being offset by shipments to acute care customers led by strong sales of the TotalCare bed. Shipments to long-term care customers continue to decline due to the discontinuation of certain product offerings in 2001. European revenues were comparable to the prior year. Overall, the Company experienced a slight increase in rate and product mix more than offset by a decrease in volume. Health Care therapy rental revenues grew $15 million, or 20.8%, to $87 million due to increased units in use by acute care customers and improvements in home care collections compared to the prior year which included provisions for uncollectible Medicare receivables, partially offset by slightly lower revenues in Europe, a decrease in product mix in home care and the sale of a small subsidiary in October 2001. North American therapy rental revenues, which includes acute care and long-term care customers, increased 3.6% compared to last year.

Funeral Services
Funeral Services products sales declined $9 million to $158 million compared to $167 million in the first quarter of 2001 primarily due to decreases in volume due to the additional week in the first quarter of 2001 and sales of fixturing and display components partially offset by an increase in realized rate. Insurance revenues of $59 million declined $37 million, or 38.5%, compared to the first quarter of 2001. Revenues were negatively affected by $28 million of bond impairments, primarily in the high yield bond portfolio. The Company was able to partially offset these impairments with $2 million of net capital gains resulting in a net capital loss of $26 million for the quarter. Excluding capital gains and losses in 2002 and 2001, revenues would have declined 14.0%. Investment income decreased due to the weakness of the Company’s high yield bond portfolio, movement out of the high yield bond portfolio into lower yielding investments and lower interest rates on new investments. Earned premium revenue also declined due to an adjustment of previously recorded revenues resulting from the true-up of insurance reserves.

Gross Profit

Health Care
Gross profit on Health Care sales declined $4 million, or 3.2%, to $120 million and as a percentage of sales was 50.2% compared to 50.4% in the prior year. Gross profit was negatively impacted by a decrease in volume and increased warranty costs. These negative items were partially offset by fixed cost savings. Health Care therapy rental gross profit increased 200.0%, or $28 million, to $42 million compared to $14 million in the first quarter of 2001. As a percentage of revenue, gross profit was 48.3% compared to 19.4% last year. This dramatic increase is due to an overall better-realized rate, especially in home care as the prior year included provisions for uncollectible Medicare receivables, increased volume and achieved benefits from organizational streamlining efforts previously announced in February 2001.

Funeral Services
Funeral Services products sales gross profit of $86 million was an increase of $2 million, or 2.4%, over last year despite a $9 million decline in revenues. As a percentage of sales gross profit was 54.4%, or 410 basis points above last year’s percentage of 50.3%. This improvement was due to improved product mix, rate and manufacturing costs.

Funeral Services insurance operating loss for the first quarter was $35 million compared to a profit of $4 million in 2001. During the first quarter of 2002 the Company incurred $10 million of unusual charges and $22 million of high yield bond impairments and realized losses. Excluding these two items, the first quarter operating loss would have been $3 million, a decrease of $7 million compared to last year. This decline is primarily related to the revenue items mentioned above partially offset by favorable operating expenses.

Other operating expenses (including insurance operations) decreased $3 million to $155 million compared to $158 million in the first quarter of 2001. As a percentage of revenue, operating expenses were 28.5% in the current year compared to 27.2% last year. The slight dollar decrease was due to a decrease in incentive compensation expense, favorable distribution costs and realignment and streamlining efforts partially offset by additional investments in business development and process transformation activities. The increase in operating expenses as a percentage of revenue is due to the decline in revenue. Excluding the $22 million of high yield bond impairments and realized losses mentioned above, operating expenses as a percentage of revenue would have been comparable to the prior year.

Interest expense decreased $2 million compared to last year due to the repayment of $52 million in short-term debt in the first quarter of 2001. In addition, the Company completed a series of swaps in the fourth quarter of 2001 swapping $150 million of the Company’s long-term debt from fixed interest rates to variable interest rates lowering interest expense by approximately $1 million for the quarter. Investment income decreased $3 million due to lower interest rates and a gain recognized on the partial sale of an investment in 2001. Other expense, net increased by $3 million primarily due the loss on the sale of an asset and other miscellaneous items.

Income tax was positive to net income in the first quarter of 2002. Excluding the reversal of $26 million, ($.40 per share) of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary, the effective income tax rate would have been 35% compared to approximately 36.1% in 2001. The decrease in the effective tax rate was primarily due to tax initiatives undertaken by the Company.

Liquidity and Capital Resources

Net cash flows from operating activities and selected borrowings represent the Company’s primary sources of funds for growth of the business, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements and its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest rate swaps which would not be material. Cash, cash equivalents and short-term investments (excluding investments of insurance operations) at December 31, 2001 increased $2 million to $271 million compared to September 29, 2001.

Net cash generated from operating activities increased $23 million to $97 million compared to $74 million generated in the first quarter of 2001. Operating cash flows were positively impacted by an increase in net income, decreased inventories and increased accounts payable. Items that were unfavorable to operating cash flow included increased receivables, other current assets and a decrease in other current liabilities. Lastly, insurance investment impairments were $27 million more than the prior year.

Net cash used in investing activities increased $21 million to $96 million primarily due to the effects of investment activities at Forethought, partially offset by the proceeds received from the sale of a small business.

Net cash provided by financing activities increased $44 million to $2 million compared to $42 million of cash used in 2001. The increase was primarily due to a repayment of $52 million of debt in 2001.

Unusual Charges

2002 Actions
In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the first quarter was $11 million and the cash component was $4 million.

Batesville Casket announced a streamlining effort through the reduction of approximately 90 employees in the United States. The total estimated cost of this action was $1 million, which was recorded as an unusual charge in the Statement of Consolidated Income.

Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions was $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for an asset that will no longer be used.

Hill-Rom announced additional streamlining efforts. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate level.

2001 Actions
In the first quarter of 2001, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

The Company also announced the retirement of W August Hillenbrand, former Chief Executive Officer, in the first quarter. In relation to Mr. Hillenbrand’s retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

In addition, in the first quarter, approximately $2 million of the 1999 provision was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

Disposition of idled facilities under the 1998 and 1999 actions were also completed in the first quarter of 2001, resulting in gains of $1 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

In addition to the costs accrued above, approximately $1 million of incremental costs were incurred in relation to 1999 actions. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

In the second quarter of 2001, Hill-Rom announced realignment efforts in its home care and long term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge approximated $12 million.

Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

As of December 31, 2001, all employees impacted by the plan have been terminated and $10 million of the related costs have been incurred. The Company expects substantially all employee reduction costs to be incurred by the end of the second quarter of fiscal 2002.

In September of 2001, Batesville Casket announced the realignment of certain operations, incurring an unusual charge of $1 million.

Other
The reserve balances for the above plans included in other current liabilities approximated $8 million and $9 million as of December 31, 2001 and December 1, 2001, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $4 million as of December 31, 2001 and December 1, 2001.

Euro Conversion

The Company successfully addressed the many areas involved with the introduction of the Euro on January 1, 2002, including information technology, business and finance systems, and the effect on the Company’s financial instruments, as well as the impact on the pricing and distribution of Company products.

The effect of the introduction of the Euro, as well as any related cost of conversion, did not have a material impact on the Company’s results of operations, financial condition and cash flows.

Accounting Standards

As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted on this date because its prior fiscal year ended on December 1, 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, “Intangible Assets.” Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. The Standard allows six months for performance of the initial transition impairment assessment. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company’s goodwill amortization expense has historically approximated $7 million to $9 million annually. The Company is currently evaluating the impact of the initial transition impairment assessment on its financial statements and results of operations. Assuming the Company adopted this Standard on December 3, 2000, net income for the quarterly period ending December 30, 2000 would have increased by less than $1 million due to no longer incurring goodwill amortization expense for one month.

The Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 on October 1, 2002 and does not expect that this Standard will have a material effect on its consolidated financial statements or results of operations.

The Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No. 144 on October 1, 2002 and does not expect that this Standard will have a material impact on its consolidated financial statements or results of operations.

Factors That May Affect Future Results

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “expect,” “may,” “estimate,” “strategy,” “will” “projection,” “forecast,” “continue,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, or future operating results or the ability to generate sales, income or cash flow or increase market share in a market are forward-looking statements.

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors — many of which are beyond the Company’s control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Some of these factors are described below. There are other factors besides those described or incorporated in this report and in other documents filed with the SEC that could cause actual conditions, events or results to differ from those in the forward-looking statements.

•	The Company is involved in legal proceedings relating to antitrust laws and patent infringement. An unfavorable decision in any of these proceedings could have a material adverse effect on the Company’s business, results of operations and financial condition.

•	Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions with a significant financial impact on operations and financial condition.

•	Equipment sales and rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s healthcare business.

•	Unexpected negative performance of the insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for the Company’s products and business, results of operations and financial condition of the Company.

•	The death care business is susceptible to changes in death rates mainly in the United States. Death rates are difficult to predict with great certainty for any period.

•	Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

•	The loss of one or more major contracts or group purchasing organizations could adversely affect the demand for the Company’s products and its business, results of operations and financial condition.

•	The Company has undertaken several realignment and cost reduction activities to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions may not materialize as anticipated.

•	Product liability or other liability claims could preclude introduction of products into the market place or adversely affect the Company’s business, results of operations and financial condition.

•	Environmental laws may create exposure to financial liability and restrictions on operations.

•	Failure to comply with domestic and foreign government regulations may delay or prevent new product introductions or affect the Company’s ability to manufacture and distribute its products.

•	Any delay or inability to integrate acquired businesses could adversely affect the Company’s business, financial condition and results of operations.

•	Foreign operations are subject to political, economic, currency and other risks that could adversely impact the Company’s financial condition, operating results or cash flow.

•	The business could be materially adversely affected if the Company is unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products or if its products are determined to infringe the rights of others.

A reader should not put undue reliance on any forward-looking statements.

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

There were no exhibits filed with this report 10-Q for the quarter ended December 31, 2001.

B.	Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed two reports on Form 8-K.

The Form 8-K dated October 8, 2001 reported under “Item 8. Change in Fiscal Year” the Company’s announcement that the board of directors of Hillenbrand Industries had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002.

The Form 8-K dated October 10, 2001 reported under “Item 5. Other Events” the Company’s announcement that George M. Hillenbrand II and Lawrence R. Burtschy had announced their retirement from Hillenbrand Industries, Inc.’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE:	February 7, 2002	BY: /S/ Scott K. Sorensen Scott K. Sorensen Vice President and Chief Financial Officer

DATE:	February 7, 2002	BY: /S/ James D. Van De Velde James D. Van De Velde Vice President and Chief Accounting Officer

DATE:	February 7, 2002	BY: /S/ Gregory N. Miller Gregory N. Miller Vice President and Controller