Form 10-K405
period 2001-12-01
HILLENBRAND INDUSTRIES INC
filed 2002-02-19
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year ended December 1, 2001	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

     State the aggregate market value of the common stock held by non-affiliates of the registrant.

     Common Stock, without par value — $3,152,621,737 as of February 11, 2002 (excluding stock held by persons deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     Common Stock, without par value — 62,710,367 as of February 11, 2002.

     Documents incorporated by reference.

     Portions of the 2002 Proxy Statement furnished to Shareholders — Parts I and III.

HILLENBRAND INDUSTRIES, INC.
Annual Report on Form 10-K
December 1, 2001

PART I

Item 1. BUSINESS

     Hillenbrand Industries, Inc., an Indiana corporation incorporated on August 7, 1969 and headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its three major operating companies serving the funeral services and health care industries. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company” and “Forethought Financial Services”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses. The Company’s Health Care Group consists of Hill-Rom Company, a manufacturer of equipment for the health care market and provider of wound care and pulmonary/trauma management services. Hillenbrand’s Funeral Services Group consists of Batesville Casket Company, a manufacturer of caskets and other products for the funeral industry, and Forethought Financial Services, a provider of funeral planning financial products.

Health Care

     Hill-Rom Company, an Indiana corporation, is a recognized leader in the worldwide health care community providing sales, rentals, service and support for products including beds, therapy surfaces, stretchers, infant warmers, incubators, furniture, communication systems, surgical columns, medical gas management systems, modular headwalls, lighting systems and operating room equipment. The Hill-Rom® line of electrically, hydraulically and manually adjustable hospital beds includes models which, through sideguard controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also manufactures beds for special departments such as intensive care, emergency, perinatal, recovery rooms, neonatal and labor and delivery rooms. Other Hill-Rom® products include nurse call systems, sideguard communications, wood-finished bedside cabinets, adjustable-height overbed tables, mattresses and wood upholstered chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communications and electrical services to be distributed in patient rooms. Products introduced and acquired recently include the Affinity® Three birthing bed, the Totalcare Spo2RT™ Pulmonary therapy system which provides therapy for at-risk pulmonary patients and the Versalet™ 7700, which is a combination incubator and infant warmer. The Company continues to expand its line of specialty accessories to improve the efficiency and effectiveness of the health-care environment serviceability for the health care provider.

     Hill-Rom® products are sold directly to acute and long-term health care facilities throughout the United States, Canada and Europe by Hill-Rom account executives. Most Hill-Rom® products are delivered by trucks owned by Hill-Rom. Hill-Rom also sells its domestically produced products through distributorships throughout the world.

     In addition to its domestic operations, Hill-Rom also operates hospital bed, therapy bed and patient room manufacturing facilities in France. These products are sold and leased directly to hospitals and nursing homes throughout Europe.

     Within the wound care and trauma management market, CLINITRON® Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON® unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit’s fluidization chamber. Various CLINITRON® products are designed to meet the specific requirements of acute care, long-term care and home-care settings. These products include the Clinitron® Rite-Hite® Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron At-Home® unit, which was designed for delivery and use in the home.

     Hill-Rom’s other wound care and pulmonary/trauma management technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Low airloss products include the Flexicair Eclipse® mattress, a portable, rental mattress replacement for the acute care market; the Silkair® mattress, a low airloss overlay product for the home care market; and the V-Cue™ mattress, a rotational mattress for the pulmonary market. In addition to the above products, the European operations have introduced the Primo mattress, a low airloss product to enhance the product line. In Europe, the Company also rents and sells the Duo® and Alto™ mattresses, pressure relieving and alternating pressure mattresses.

     Clinical support for Hill-Rom’s wound care and pulmonary/trauma management products is provided by a sales force composed of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Hill-Rom® therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 215 Service Centers located in the United States, Canada and Western Europe.

Funeral Services

     Batesville Casket Company, an Indiana Corporation, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells caskets made of carbon steel, stainless steel, copper, bronze, and hardwood. It also manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns and other memorialization products for the cremation market. In addition, Batesville markets a line of non-protective steel caskets. Batesville also supplies selection room display fixturing through its Applied Retail Systems division.

     All Batesville-produced metal caskets are protective caskets that are electronically welded and resistant to the entry of air, water and gravesite substances through the use of rubber gaskets and a locking bar mechanism.

     Batesville’s Monoseal® steel caskets also employ a magnesium alloy bar to cathodically protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is featured only on Batesville produced caskets.

     Hardwood caskets from Batesville are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar.

     Batesville’s cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

     The Options by Batesville cremation division offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, cremation containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options’ wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné’ and marble.

     Batesville offers several other marketing and merchandising programs to funeral directors for both casket and cremation products. Batesville® caskets are marketed by Batesville’s direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, the United Kingdom, Australia, Canada, Mexico and Puerto Rico. Batesville maintains inventory at 83 company-operated Customer Service Centers (CSCs) and seven Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.

     Batesville mainly manufactures and distributes products in the U.S. It also has small manufacturing and distribution facilities in Canada and Mexico.

     Forethought Financial Services, an Indiana corporation, along with its principal subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, The Forethought Group, Inc. and Arkansas National Life Insurance Company serve a network of funeral planning professionals with marketing support for Forethought® funeral plans funded by life insurance policies and trust products. These specialized funeral planning products are offered through funeral homes and cemeteries. Consumers choose the funeral home or cemetery, type of service and merchandise they want. The selected funeral home or cemetery contracts with the consumer to provide the services and merchandise when needed. With funds made available by a Forethought® financial product, the funeral home agrees to provide the planned funeral as specified.

     Forethought® life insurance policies are offered by over 5,000 independent funeral homes. Forethought Life Insurance Company is licensed in 49 states, nine Canadian provinces, Puerto Rico and the District of Columbia.

     Forethought entered the trust business in 1997 and offers trust products in twenty-six states. Its trust products are offered through funeral homes and cemeteries. Forethought received a federal savings bank charter in July 1998.

BUSINESS SEGMENT INFORMATION

     Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.

     While the Company serves two predominant industries, as denoted by its Health Care and Funeral Services Groups, for segment reporting purposes each of the Company’s three major operating companies constitute a reporting segment. The Company’s three reporting segments are defined as Health Care (“Hill-Rom”), Funeral Services Products (“Batesville”) and Funeral Services Insurance (“Forethought”).

RAW MATERIALS

Health Care

     Principal materials used in Hill-Rom® products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically and hydraulically operated beds and certain other components are purchased from one or more manufacturers. These materials are generally available from several sources.

Funeral Services

     Batesville employs carbon and stainless steel, copper and bronze sheet, wood and wood by-products, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets. These materials are generally available from several sources.

COMPETITION

Health Care

     Hill-Rom believes it is the U.S. market share leader in the sale of electrically and hydraulically operated hospital beds, competing with approximately ten (10) other manufacturers including Stryker Corporation and Kinectic Concepts, Inc. In Europe, Hill-Rom competes with several other manufacturers and believes that it is a market leader in the products and services it provides. In both the United States and Europe there are a number of other companies which provide low airloss and other methods of patient support and patient relief. Hill-Rom competes on the basis of product quality, service to its customers and price.

Funeral Services

     Batesville believes its sales of finished caskets are the largest in North America. Batesville competes on the basis of product quality, service to its customers and price, and believes that there are approximately two (2) other companies, Aurora Casket Company and Matthews International Corporation, that also manufacture and/or sell caskets over a wide geographic area. However, throughout the United States, there are many enterprises that manufacture, assemble, or distribute caskets for sale within a limited geographic area.

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

RESEARCH

     Each of the Company’s operating subsidiaries devotes research efforts to develop and improve its products as well as its manufacturing and production methods. All research and development expenses are Company sponsored. Expenditures in the most recent three fiscal years were as follows:

		(millions)
	2001	2000	1999

Total research and development expenditures	$43	$45	$47

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

EMPLOYEES

     As of February 8, 2002, the Company employed approximately 10,200 persons in its operations, of which approximately 20% are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates ranging from May 31, 2002 to November 6, 2006.

ENVIRONMENTAL PROTECTION

     The Company is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In most cases, the Notices of Violation involved no or only a minor fine or penalty. During the past five (5) years, such fines or penalties have not exceeded $10,000. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million.

The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company’s foreign operations is set forth in tables relating to geographic information in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.

     The Company’s export revenues constituted less than 10% of consolidated revenues in 2001 and prior years.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company. The following is a list of the executive officers of the Company as of February 7, 2002.

     Frederick W. Rockwood, 54, was elected Chief Executive Officer and President of the Company on December 3, 2000 after being President since December 6, 1999. He has been employed by the Company since 1977. Previous positions held within the Company include President and Chief Executive Officer of Hillenbrand Funeral Services Group, Inc. from 1997 to 1999, President and Chief Executive Officer of Forethought Financial Services, Inc. from 1985 to 1997, Senior Vice President of Corporate Planning and Director of Corporate Strategy. He has also been a management consultant with Bain and Company and Boston Consulting Group.

     Kenneth A. Camp, 56, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He has been employed by Hillenbrand Industries since 1981. Ken previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that position he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.

     Stephen R. Lang, 49, was elected President and Chief Executive Officer of Forethought Financial Services, Inc. on June 29, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. Steve is a 15-year Forethought veteran, holding various positions including Vice President and Chief Operating Officer from 1999 to 2001, Vice President and General Manager from 1995 to 1999, Vice President of Sales, and Vice President of Human Resources.

     R. Ernest Waaser, 45, was elected President and Chief Executive Officer of Hill-Rom on January 22, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He was previously Senior Vice President of AGFA Corporation and President of AGFA’s Medical Imaging Division from 1999 to 2000. Prior to joining AGFA, Ernest was Executive Vice President and Chief Operating Officer of Sterling Diagnostic Imaging, Inc. from 1996 to 1999, a supplier of conventional and digital systems for the capture, communication and display and storage of medical diagnostic images. He also served as Research and Development Director, Diagnostic Imaging, for E. I. DuPont De Nemours & Co., Inc. and in various other management capacities with DuPont.

     Scott K. Sorensen, 40, was elected Vice President and Chief Financial Officer on March 1, 2001. Prior to joining the Company, he was employed by Pliant Corporation, a polymer based thin film and flexible packaging producer as its Executive Vice President and Chief Financial Officer, Treasurer since 1998. Prior to joining Pliant Corporation, Scott held various executive positions with Westinghouse Electric Corporation/CBS including Chief Financial Officer of the Power Generation Division and the Communication and Systems Divisions from 1996 to 1998. He has also been an executive with Phelps Dodge Corporation and a management consultant with McKinsey & Company.

     David L. Robertson, 56, has been employed by the Company since March 23, 1998, and was elected Vice President, Administration on May 1, 2001. He previously served as Vice President, Executive Leadership Development from June 26, 2000 to May 1, 2001, Vice President, Administration from December 6, 1999 to June 26, 2000 and Vice President, Human Resources from March 23, 1998 to December 6, 1999. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products, in Wooster, Ohio from 1994 to 1998. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc.

     James D. Van De Velde, 55, was elected Vice President and Chief Accounting Officer on November 9, 2001. Previous positions within the Company included Vice President, Controller from 1991 to 2001 and Director, Taxes. Prior to that he was employed by the public accounting firm of Price Waterhouse (now PricewaterhouseCoopers LLP).

     Gregory N. Miller, 38, was elected Vice President and Controller for Hillenbrand Industries on November 9, 2001. He previously held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller, Newell Window Furnishings/Kirsch from 1995 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.

     Patrick D. de Maynadier, 41, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. Patrick previously was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation from 2000 to 2001, a biotechnology company that develops software addressable biochips for drug researchers, and President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. since 1999. Prior to these positions, he served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostics Imaging, Inc. from 1996 to 1999. He was also a partner in the corporate and securities section of Bracewell & Patterson, L.L.P.

Item 2. PROPERTIES

     The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Health Care:
Batesville, IN	Manufacturing plant and distribution facility Office facilities	Manufacture of health care equipment Administration
Charleston, SC	Office facility and assembly plant	Administration and assembly of therapy units
Hatboro, PA	Manufacturing plant and office facility	Administration and manufacture of infant-care equipment
Pluvigner, France	Manufacturing plant and office facility	Administration and manufacture of health care equipment
Funeral Services:
Batesville, IN Manchester, TN	Manufacturing plants Office facilities Manufacturing plants	Manufacture of metal caskets Administration and Insurance Operations Manufacture of metal caskets
Vicksburg, MS	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber
Batesville, MS	Manufacturing plant	Manufacture of hardwood caskets
Nashua, NH	Manufacturing plant	Manufacture of hardwood caskets

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

     In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. In connection with the preliminary injunction, the court required Hill-Rom to provide a corporate $50 million bond. If Hill-Rom is ultimately unsuccessful in the patent infringement case on the merits and Ohmeda can prove damages, Ohmeda can recover those damages against the corporate bond. The Company has not recorded any loss provision relative to this matter.

     With respect to environmental matters, see “Environmental Protection” under “Item 1. Business.”

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 1, 2001.

PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995(the “Act”) or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases regarding the Company’s future plans, objectives and expected performance. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management’s Discussion and Analysis (under Items 7 and 7A on Form 10-K), and the Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC. Specifically, statements in this filing that are not historical facts, including statements accompanied by words such as “intend,” “anticipate,” “believe,” “plan,” “expect,” “may,” “estimate,” strategy,” “will,” “projection,” “forecast,” “continue,” or the negative of those terms or other variations of them or by comparable terminology are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The absence of such terms, however, does not mean that the statement is not forward-looking.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially. Information about factors that may affect future results is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the Section labeled Factors that May Affect Future Results.

     When considering forward-looking statements, please review the risk factors described under the caption “Risk Factors” in this document.

RISK FACTORS

The Company’s business involves risks. The following information about these risks should be considered carefully together with the other information contained herein.

The Company is involved in legal proceedings relating to antitrust laws and patent infringement. An unfavorable decision in any of these proceedings could have a material adverse effect on the Company’s business, results of operations and financial condition.

     The Company is currently involved in a lawsuit by a competitor alleging the Company violated various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempts to monopolize the hospital bed industry. The plaintiffs seek monetary damages totaling in excess of $350 million, trebling of any damages that may be allowed by the court, and injunctions to prevent further alleged unlawful activities. The Company has not recorded any loss provision relating to damages sought by the plaintiffs. The Company cannot guarantee the successful resolution of this lawsuit or that it will not be involved in future antitrust allegations. An unfavorable decision could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Hill-Rom, Inc. sued a competitor alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting the competitor from selling one of its products, pending a jury trial on Hill-Rom’s patent infringement claim. If Hill-Rom is ultimately unsuccessful in the patent infringement case on the merits, Hill-Rom may owe damages.

Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions with a significant impact on operations and financial condition.

     The Company’s healthcare businesses manufacture and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. The Company strives to continuously improve its quality system in response to evolving U.S. and international regulations and standards. The FDA routinely inspects the Company’s facilities, as with other medical device manufacturers selling products in the United States. In the past twelve months most of the Company’s U.S. facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. The Company believes it has responded fully to the findings and has implemented corrective actions, when necessary. The Company has engaged in voluntary product recalls or other corrective actions and has voluntarily stopped shipment of devices when needed, until it has satisfied itself and the FDA that its operations are in compliance with the regulations. Some matters remain the subject of ongoing review by the FDA and the ultimate impact, if any, has not yet been determined. The Company has responded to previous inspection findings by implementing an extensive program to enhance its quality systems to comply with the FDA Quality System Regulation and Good Manufacturing Practices requirements and their regulatory equivalents under the Medical Device Directive in the European Community where its other manufacturing sites are located. Failure to comply with applicable regulations could result in product recalls, injunctions preventing shipment of the Company’s products, or other enforcement actions that could have a significant financial impact on the Company.

Capital equipment sales and Therapy rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s healthcare business.

     Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressures both to control health care utilization and to limit reimbursement.

Changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how the Company’s healthcare customers acquire and utilize the Company’s products. This has resulted in reduced utilization and downward pressure on prices. Additionally, increasing delays and adverse administrative decisions have substantially increased the time required to obtain payment for products the Company asserts should be covered by Medicare. Similarly, future revenues and profitability of the Company will be subject to the effect of possible changes in the mix of the Company’s patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. Such changes could have a material adverse effect on the Company’s business, results of operations and financial condition.

Unexpected negative performance of the insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

     During 2001, the Company’s insurance investment portfolio, especially its high-yield bond portfolio, suffered certain losses and impairments. The Company has taken steps to reduce risk in its insurance investment portfolio, including significantly reducing the ratio of high-yield bond holdings as a percentage of its total capital and surplus. However, the Company continues to be exposed to default and reinvestment risk. The Company may experience further securities impairments resulting from undisclosed financial difficulties of corporate bond issuers and a continued slow recovery of the economy, which could have an adverse effect on the Company’s performance. Further, as the Company reinvests funds as securities mature, continued interest rate reductions in the credit markets may exert downward pressure on investment income.

A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for the Company’s products and business, results of operations and financial condition of the Company.

     The Company’s business and earnings are sensitive to general business and economic conditions of its customers, including funeral homes, hospitals, long-term care facilities and others, in the United States and abroad. A downturn in the economy would likely cause certain customers to examine their cost structures and reassess the manner in which they provide services. A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for the Company’s products and the Company’s business, results of operations and financial condition.

The death care business is susceptible to changes in death rates mainly in the United States. Death rates are difficult to predict with great certainty for any period.

     Declines in the number of deaths could cause sales of funeral products to decline, which could decrease revenues. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in the Company’s markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

     Future financial performance will depend in part on the Company’s ability to anticipate, identify and respond to changing consumer preferences. The Company cannot assure that its new products will achieve the same degree of success that has been achieved historically by its products. The Company may not correctly anticipate or identify trends in consumer preferences, or it may identify them later than its competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the market place. Any strategies the Company may implement to address these trends may prove incorrect or ineffective.

The loss of one or more major contracts or group purchasing organizations could adversely affect the demand for the Company’s products and its business, results of operations and financial condition.

     The healthcare industry has recently undergone significant consolidation in recent years, resulting in a proliferation of group purchasing organizations with powerful purchasing leverage. In 2001, the Company’s healthcare business had several large contracts with group purchasing organizations. If one or more of these group purchasing organizations enters into an exclusive arrangement with another provider of competing health care products or if the Company loses one or more of these contracts for other reasons, such loss may have an adverse effect on its business, results of operations and financial condition. While these contracts provide important access to several of the largest purchasers of health care products, they generally obligate the Company to sell its products at fixed prices with limited ability to raise prices in response to significant increases in raw material prices.

The Company has undertaken several realignment and cost reduction activities to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions may not materialize as anticipated.

     In 2001, the Company announced realignment and streamlining efforts throughout the organization. Uncertainty exists as to when, and the degree to which, these activities will result in enhanced efficiency and productivity. Additionally, such restructuring activities necessarily involve estimates of future events that may not be accurate.

Product liability or other liability claims could preclude introduction of products into the market place or adversely affect the Company’s business, results of operations and financial condition.

     The Company is involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if its products are alleged to have caused injury or are found to be unsuitable for their intended uses. Any such claims could prevent or delay the introduction of new health care products by the Company and could result in a material adverse effect on the Company’s business, results of operations and financial condition.

Environmental laws may create exposure to financial liability and restrictions on operations.

     The Company is subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from its manufacturing processes. In the past, the Company has been identified as a potentially responsible party in investigations of offsite disposal facilities. If the Company or companies it acquires have failed or fail in the future to comply with such laws and regulations, then the Company could incur liabilities and fines and its operations could be suspended. Such laws and regulations could also restrict the Company’s ability to modify or expand its facilities, could require the Company to acquire costly equipment, or could impose other significant expenditures. In addition, the Company’s operations may give rise to claims of property contamination or human exposure to hazardous chemicals or conditions. Also, changes in environmental laws, in the United States or any other country in which the Company does business, could result in increased compliance costs.

Failure to comply with domestic and foreign government regulations may delay or prevent new product introductions or affect the Company’s ability to manufacture and distribute its products.

     The Company’s businesses are subject to an extensive variety of government statutes, laws and regulations or non-governmental standards adopted by standards setting bodies in the United States and in other countries where their products are sold. For example, some of the Company’s medical devices must meet structural, electrical and fire code standards and ordinances in order to be used in healthcare settings. These laws and standards continue to evolve, which could have a dramatic effect on operating methods and costs and may result in delays as products or processes are modified to achieve compliance. In addition, country laws may have a substantial impact on the business structure and distribution methods chosen by the Company to conduct operations. Failure to comply with legal requirements could impact the Company’s ability to conduct operations or sell products in these countries. There can be no assurance that the Company is in compliance with all existing statutes, laws and regulations in each jurisdiction in which the Company’s products are sold or that the Company will be able to comply with changes to laws or standards applicable to the Company’s products, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Any delay or inability to integrate acquired businesses could adversely affect the Company’s business, financial condition and results of operations.

     The Company’s announced plans to grow include acquiring other companies in the health care industry. This plan will be implemented by a relatively new management team. The Company may not be successful in its efforts to integrate acquired companies into its systems or maximize their performance. If the Company is unable to do so, or if it experiences delays or unusual expenses in doing so, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Foreign operations are subject to political, economic, currency and other risks that could adversely impact the Company’s financial condition, operating results or cash flow.

     The Company’s foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social and economic instability, increased operating costs, expropriation and complex and changing government regulations, all of which are beyond the Company’s control. Further, to the extent the Company receives revenues in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

The business could be materially adversely affected if the Company is unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products or if its products are determined to infringe the rights of others.

     The Company owns numerous United States and foreign patents, trademarks and service marks in order to protect certain of its innovations and designs. In addition, it possesses a wide array of unpatented know-how and common law trademarks and service marks. The Company’s ability to compete effectively with other companies depends, to a significant extent, on its ability to maintain the proprietary nature of its intellectual property. However, the Company may not be sufficiently protected by its various patents, trademarks and service marks. Additionally, certain of its existing patents, trademarks or service marks may be challenged, invalidated, canceled, narrowed or circumvented. It is also not certain that the rights it has been granted will provide significant proprietary protection or competitive advantages. Beyond that, it may not receive the pending or contemplated patents, trademarks or service marks for which it has applied or filed.

     In the past, certain of the Company’s products have been copied and sold by others. The Company tries to vigorously enforce its intellectual property rights. However, the Company cannot assure that the copying and sale of its products by others would not materially adversely affect the sale of its products.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The following table reflects the range of high and low selling prices of the Company’s common stock by quarter for 2001 and 2000.

	2001		2000

	High	Low	High	Low

First Quarter	$56.38	$41.56	$38.38	$29.63
Second Quarter	$52.70	$43.64	$34.44	$28.75
Third Quarter	$58.51	$51.42	$34.75	$29.75
Fourth Quarter	$57.90	$48.30	$51.50	$33.75

Holders

     On February 8, 2002, there were approximately 19,100 shareholders of record.

Dividends

     The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year since 1972. In 2001, dividends were paid near the end of February, May, August and November to shareholders of record near the end of January, April, July and October. Cash dividends of $.84 ($.21 per quarter) in 2001 and $.80 ($.20 per quarter) in 2000 were paid on each share of common stock outstanding. In 2002, dividends are planned to be paid based on a new quarterly schedule due to the Company’s new fiscal year end of September 30. The Company currently believes that comparable cash dividends will continue to be paid in the future.

Item 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1997 through 2001.

	2001	2000	1999	1998	1997

		(53 weeks)
	(In millions except per share data)

Net revenues	$2,107	$2,096	$2,047	$2,001	$1,776
Net income(a)	$170	$154	$124	$184	$157
Basic and diluted net income per share(a)	$2.71	$2.44	$1.87	$2.73	$2.28
Total assets	$5,049	$4,597	$4,433	$4,280	$3,828
Long-term debt	$305	$302	$302	$303	$203
Cash dividends per share	$.84	$.80	$.78	$.72	$.66

(a)	Results in 2001 include unusual charges of $21 million, net-of-tax, ($.33 per share) related to the realignment of certain operations, the write-down or impairment of certain underperforming assets and the reversal of certain prior unusual charge provisions as actual costs were less than originally estimated and other items. 2001 results included a net capital loss in the Company’s insurance operations of $19 million, net-of-tax, arising from realized gains and losses on disposition of securities and bond impairment charges. Of that amount, bond impairments and realized losses of $16 million, net-of-tax, ($.25 per share) were recorded in the fourth quarter when the Company assessed its high-yield bond portfolio in light of significant deterioration in the credit markets. Results for the year include the reversal of $26 million ($.40 per share) of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary. Results in 2000 include unusual charges of $2 million, net-of-tax, ($.03 per share) related to the retirement of the Company’s Chief Executive Officer, the gain on dispositions of facilities idled as a part of prior unusual charges, the reversal of certain prior unusual charge provisions as actual costs were less than originally estimated and other items. Results in 1999 reflect unusual charges of $24 million, net-of-tax, ($.36 per share). The charges include costs related to work force reduction activities, facility closure costs, certain asset impairment charges and other items. Results in 1998 include income of $47 million, net-of-tax, ($.70 per share) relative to the sale of Medeco Security Locks, Inc. The Company also recorded unusual charges totaling $42 million, net-of-tax, ($.62 per share).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes. Hillenbrand Industries is organized into two business groups. The Health Care Group, which is considered as one reporting segment, consists of Hill-Rom. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company — Batesville) and Funeral Services Insurance (Forethought Financial Services — Forethought).

RESULTS OF OPERATIONS

2001 Compared with 2000

Summary
Consolidated net revenues of $2,107 million increased 0.5%, or $11 million, in 2001. Approximately $15 million of fiscal 2000’s revenue can be attributed to the 53rd week in that fiscal year. Fiscal 2001 was a 52-week year. Operating profit decreased $8 million, or 3.3%, to $236 million compared to the year 2000. Net income of $170 million was up 10.4%, or $16 million, compared to $154 million last year and earnings per share increased 11.1% to $2.71.

     Excluding certain matters discussed below, operating profit rose 18.2%, net income increased 17.5% and earnings per share increased 17.0%. 2001 results include net unusual charges of $21 million, net-of-tax, ($.33 per share) related to the realignment of certain operations; the write-down of certain underperforming assets; the reversal of certain prior unusual charge provisions; and other items. Also included in the full year 2001 results were net capital losses in the Company’s insurance operations of $19 million, net-of-tax, arising from realized gains and losses on disposition of securities and bond impairment charges. Of that amount, bond impairments and realized losses of $16 million, net-of-tax, ($.25 per share) were recorded in the fourth quarter when the Company assessed its high-yield bond portfolio in light of significant deterioration in the credit markets. Results for the year also include the reversal of $26 million ($.40 per share) of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary. Overall, the net 2001 items mentioned above, including high-yield bond impairments and realized losses, decreased net income by $11 million and earnings per share by $.18. 2000 results included net unusual charges of $2 million, net-of-tax, ($.03 per share) related to the retirement of the Company’s former Chief Executive Officer; gains from the disposition of facilities idled as part of prior unusual charges; the reversal of certain accruals provided for in prior unusual charges; and other items.

Net Revenues

Health Care
Health Care sales in 2001 increased $9 million, or 1.1%, to $809 million. Excluding $8 million of negative currency impact primarily due to conversion of the Euro to U.S. dollars, Health Care sales would have increased approximately 2.1%. The Company experienced increased shipments to its North American acute care customers partially offset by decreased shipments to long-term care and U.S. export markets and to European customers. The Company experienced increased shipments of its TotalCare® beds, Advance® beds, Advanta™ beds, Century CC® beds and TranStar® stretchers to its North American acute care customers. Shipments to long-term care customers decreased primarily due to reduced product offerings resulting from realignment efforts in the first quarter of 2001. Europe experienced increased sales primarily in the United Kingdom, Italy and Austria more than offset by decreases in France, Germany and the Netherlands. Excluding the impact of negative currency fluctuations of $8 million, European sales were up approximately 4.7% compared to 2000.

     Health Care therapy rental revenues of $339 million increased 8.7%, or $27 million, over 2000 results due to improvements in acute care and home care partially offset by declines in long-term care and Europe. Acute care therapy rental revenue increased 8.4% compared to 2000 driven by increased rates and units in use partially offset by unfavorable product mix. Improvements in the home care market resulted from the realignment efforts announced in the first quarter of this year and favorable rate realization compared to the prior year which included provisions for uncollectible Medicare receivables. The U.S. long-term care market experienced decreased revenue due to declines in units in use and rate partially offset by product favorable mix. Excluding the impact of negative currency fluctuations of $2 million, European therapy rental revenues declined 5.0%.

Funeral Services
Funeral Services products sales of $613 million were $4 million, or 0.6%, below 2000 primarily due to the 53rd week in prior year results. The Company estimates that Funeral Services sales would have increased approximately 1% in 2001 when excluding the extra week of sales in 2000. Overall, Funeral Services products experienced increased rates and improved product mix offset by decreased volume.

     Insurance revenues of $346 million declined $21 million, or 5.7%, compared to $367 million in 2000. Revenues were negatively affected by $53 million of bond impairments, primarily in the high-yield bond portfolio. The Company was able to partially offset these impairments with $23 million of net capital gains resulting in a net capital loss of $30 million for the year. Excluding capital gains and losses in both 2001 and 2000, revenues would have increased approximately 2.1%. Earned premiums rose due to increased policies in-force year over year. Investment income declined approximately $3 million due primarily to the weakness in the Company’s high-yield bond portfolio, the movement of investments out of the high-yield bond portfolio into lower yielding investments, and lower interest rates on new investments. 2001 policy sales declined approximately 8% compared to 2000 as Forethought de-emphasized low-margin segments in order to provide additional focus on the more profitable active seller market. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought’s operations in 2001 or in prior years.

Gross Profit

Health Care
Gross profit on Health Care sales of $377 million increased $9 million, or 2.4%, and as a percentage of sales was 46.6% in 2001 compared to 46.0% in 2000. The increase in gross profit and gross profit as a percentage of sales was due to increased volume and favorable product mix combined with favorable factory performance, partially offset by increased warranty costs.

     Health Care therapy rental gross profit increased $45 million, or 52.3%, to $131 million compared to $86 million in 2000. As a percentage of revenue, gross profit was 38.6% compared to 27.6% in 2000 due to favorable rate realization compared to the prior year, which included provisions for uncollectible Medicare receivables, increased volume and organizational streamlining efforts announced in the first quarter of this year, partially offset by unfavorable mix.

Funeral Services
Gross profit on Funeral Services sales of $319 million was up $14 million, or 4.6%, despite a decrease in revenues of $4 million for 2001. As a percentage of sales, gross profit was 52.0% versus 49.4% in the prior year due to improved mix, increased rate realization and continued improvement in operating efficiencies.

     Profit before other operating expenses and unusual charges in insurance operations declined $40 million, or 59.7%, to $27 million primarily due to $53 million of bond impairments mentioned earlier, a decrease in investment income and an increase in death benefits paid and reserved due to the larger base of policies in-force.

Other Operating Expenses
Other operating expenses of $586 million, consisting of selling, marketing, distribution and general administrative costs, increased $7 million, or 1.2% in 2001. As a percentage of consolidated revenues, these expenses were 27.8% in 2001 compared to 27.6% in 2000. The slight dollar increase was due to additional investments in business development and process transformation activities partially offset by reduced costs resulting from current and prior year realignment and streamlining efforts.

Operating Profit

Health Care
Operating profit in Health Care increased $30 million, or 25.9%, to $146 million compared to $116 million in 2000. This increase was largely due to an increase in Health Care therapy rental gross profit of $45 million, resulting from increased revenue and an increase in gross profit as a percentage of revenue. The improvement in Health Care therapy rental gross profit was due to favorable rate realization compared to prior year, which included provisions for uncollectible Medicare receivables, increased volume and organizational streamlining efforts announced in the first quarter of this year partially offset by unfavorable mix. Health Care sales gross profit increased $9 million due to increased volume and favorable product mix combined with favorable factory performance, partially offset by increased warranty costs. Health Care operating profit was negatively impacted by a net unusual charge of $19 million in 2001 related to the streamlining of certain operations; the write-down of certain underperforming assets; offset in part by the reversal of certain prior unusual charge provisions. In 2000, $5 million of income was classified as unusual resulting from unanticipated gains on the sale of facilities idled as part of prior unusual charges and a reversal of accruals provided in previous unusual charges. Excluding unusual charges in 2001 and 2000, operating profit would have been $165 million in 2001 and $111 million in 2000, a 48.6% increase.

Funeral Services
Funeral Services Group operating profit of $145 million decreased $37 million, or 20.3%, compared to $182 million in 2000. Operating profit at Batesville Casket improved approximately 3.1% as a result of improved product mix, favorable rates and improved operating efficiencies partially offset by decreased volume. In 2001, Batesville Casket incurred a $2 million unusual charge related to the realignment of certain operations. Excluding this unusual charge, Batesville Casket’s operating profit would have increased approximately 4.6%.

     At Forethought, $53 million of bond impairments were partially offset by $23 million of net capital gains, increased earned premiums and decreased operating expenses. In addition, Forethought incurred $10 million of unusual charges in 2001 and $1 million in 2000 relating to the realignment of certain operations and the write-down of certain underperforming assets. Overall, Forethought’s operating profit declined by 127.3%. Excluding unusual charges and high-yield bond impairments and realized losses recorded in the fourth quarter of 2001 as discussed earlier of $24 million, Forethought’s operating profit would have decreased 22.5%.

Consolidated
     Consolidated operating profit of $236 million declined $8 million, or 3.3%, compared to $244 million in 2000. Excluding the unusual charges and fourth quarter high-yield bond impairments and realized losses at Forethought discussed above, as well as a $1 million and $7 million unusual charge in 2001 and 2000, respectively, at the corporate level, consolidated operating profit would have been $268 million in 2001 and $247 million in 2000, an 8.5% increase.

The unusual charges at the consolidated Company level relates to an impaired asset in 2001 and the retirement of the Company’s former Chief Executive Officer, partially offset by a gain on the sale of a facility idled as part of a prior unusual charge in 2000.

Other Income and Expense
Interest expense of $23 million declined $4 million compared to 2000 due to the repayment of $52 million of short-term debt in the fourth quarter of 2000. In addition, the Company completed a series of interest rate swaps in the third quarter of 2001, swapping $150 million of the Company’s long-term debt from fixed interest rates to variable interest rates lowering interest expense by $1 million for the year. Investment income decreased $9 million in 2001 to $15 million due to lower interest rates in the current year and a gain recognized on the sale of an investment in 2000. Other expense, net, increased by $4 million due to a gain on the sale of a facility in 2000 combined with losses on the sale of certain fixed assets in 2001.

Income Taxes
The effective income tax rate was 23.6% in 2001. Excluding the reversal of $26 million, ($.40 per share) of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary, the effective income tax rate would have been 35% compared to 36.1% in 2000. The decrease in the effective tax rate was primarily due to tax planning initiatives undertaken by the Company.

RESULTS OF OPERATIONS

2000 Compared with 1999

Summary
Consolidated net revenues of $2,096 million increased 2.4%, or $49 million, in 2000. Approximately $15 million of this increase can be attributed to the 53rd week in fiscal 2000. Fiscal 1999 was a 52-week year. Operating profit increased $33 million, or 15.6%, to $244 million. Net income of $154 million increased $30 million, or 24.2%, over 1999 and basic and diluted earnings per share increased 30.5% to $2.44.

Excluding unusual items discussed below, operating profit decreased 0.8% and net income increased 5.4%. 2000 results include net unusual charges of $2 million, net-of-tax, ($.03 per share) related to the retirement of the Company’s former Chief Executive Officer; gains from the disposition of facilities idled as part of prior unusual charges; the reversal of certain accruals provided for in prior unusual charges due to actual costs being less than originally estimated; and other items. 1999 results reflect unusual charges of $24 million, net-of-tax, ($.36 per share) related to work force reduction activities, facility closure costs, certain asset impairment charges and other items.

Net Revenues

Health Care
Health Care sales increased $34 million, or 4.4%, to $800 million due to strengthening sales in U.S. acute care, Europe and international exports, partially offset by decreased sales in the long-term care market and the negative impact of currency fluctuations. The increase of approximately 4.6% in U.S. acute care market sales was due to the mid-1999 acquisition of AMATECH and increased shipments in ambulatory, operating room, infant care, and hospital beds and furniture, partially offset by decreases in communications and the piped-medical gas portion of architectural products. The Company believes that the uncertainty experienced by our U.S. acute care customers began to subside as they continued to react to cuts in Medicare reimbursements in their operations. Europe experienced increased sales mainly in the United Kingdom and the Netherlands.

Excluding the impact of currency fluctuations, European sales were up approximately 26% compared to 1999. The decrease in long-term care sales was due to several large shipments occurring in 1999 that did not repeat in 2000.

     Health Care rental revenue of $312 million decreased $12 million, or 3.7%, compared to 1999 due to declines in home care, long-term care and Europe, partially offset by an increase in acute care. Rental revenue in the home care market dropped nearly 39.9% as a result of continued lower Medicare reimbursement experience despite a large increase in unit volume and mix. The U.S. long-term care market also experienced decreased revenue due to declines in volume and product mix, partially offset by an increase in rate as this market’s customers continue to adjust to changes in Medicare Part A patient reimbursement practices. European rental revenues also fell during the year, but on a local currency basis were flat with 1999. These reductions were partially offset by a 7.1% increase in acute care rental revenue, that was due to increased volume partially offset by a decrease in product mix and rate.

Funeral Services
Funeral Services sales grew $15 million, or 2.5%, to $617 million due to increased unit volume across certain product lines and an improvement in product mix. Batesville Casket Company was once again able to increase unit volume in a market that is flat for casketed deaths.

     Insurance revenues of $367 million were up 3.4%, or $12 million, compared to $355 million in 1999 despite $24 million less in capital gains in 2000 than in 1999. Excluding capital gains in both years, revenues would have increased approximately 11%. Investment income grew approximately $20 million due to the increased size of the investment portfolio and earned premium revenue increased approximately $16 million mainly due to increased policies in-force year over year. 2000 policy sales were up approximately 6% over 1999 as Forethought continues to recover from the loss of policy sales from funeral home consolidators that acquired or started preneed insurance operations to supply their customers policies. Since premium revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought’s operations in 2000 or in prior years.

Gross Profit

Health Care
Gross profit on Health Care sales of $368 million increased $54 million, or 17.2%, over 1999 and as a percentage of sales was 46.0% in 2000 compared to 41.0% in 1999. The significant increase in gross profit and gross profit as a percentage of sales is due to productivity improvements from cost alignment efforts and lower warranty costs and provisions for inventory in 2000.

     Health Care rental gross profit declined $2 million, or 2.3%, to $86 million. Gross profit as a percentage of sales increased to 27.6% compared to 27.2% in 1999. This slight increase was primarily due to higher volume in acute care and home care and productivity improvements largely offset by lower Medicare reimbursement experience within the U.S. home care market.

Funeral Services
Funeral Services sales gross profit of $305 million increased $13 million, or 4.5%, compared to $292 million in 1999. As a percentage of sales, Batesville Casket’s gross profit was 49.4%, which is comparable to 1999.

     Profit before other operating expenses and unusual charges in insurance operations decreased $15 million, or 18.3%, to $67 million in 2000. This decrease was primarily due to $24 million less in capital gains and an increase in death benefits paid and reserved due to the larger base of policies in-force, partially offset by increased profits earned on a larger base of policies in-force and higher investment income (with minimal direct cost).

Other Operating Expenses
Other operating expenses, consisting of selling, marketing, distribution and general administrative costs, increased $52 million, or 9.9% in 2000. As a percentage of consolidated revenues, these expenses increased from 25.7% in 1999 to 27.6% in 2000 primarily due to increased incentive compensation and company-wide investments in new business development opportunities, offset in part by improved productivity and better cost alignment.

Operating Profit

Health Care
Health Care operating profit increased $61 million to $116 million. This increase was largely due to an increase in Health Care sales gross profit, resulting from increased Health Care sales and an improvement in gross profit as a percentage of sales. The improvement in gross profit percentage is primarily due to productivity improvements from cost alignment efforts and lower warranty costs and provisions for inventory in 2000. Health Care operating profit was also impacted by a $25 million unusual charge in 1999 related to work force reduction activities, facility closure costs, certain asset impairment charges and other items, while $5 million of income was classified as unusual in 2000. The income recognized in 2000 relates to gains on the sale of facilities idled as part of prior unusual charges and the reversal of accruals provided for in previous unusual charges due to actual costs being less than originally estimated. Excluding unusual charges in 2000 and 1999, operating profit would have been $111 million in 2000 and $80 million in 1999, a 38.9% increase.

Funeral Services
Operating profit in the Funeral Services Group of $182 million increased $9 million, or 5.2%, compared to 1999. At Batesville Casket, operating profit increased approximately 14.1% as a result of increased shipments, improved product mix and improved productivity. During 1999, Batesville incurred a $9 million unusual charge related to the closure of a manufacturing facility. Excluding this unusual charge, Batesville’s operating profit would have increased approximately 6.8% in 2000. At Forethought, a $24 million decrease in capital gains was partially offset by higher investment income, increased earned premiums and a decrease in operating expenses, which resulted in a 22.1% decrease in operating profit. In 2000 and 1999, Forethought incurred unusual charges of $1 million related to the realignment of certain operations and $3 million related to an impaired asset, respectively. Excluding these unusual charges, operating profit would have decreased approximately 25.6% in 2000.

Consolidated
Consolidated operating profit of $244 million increased $33 million, or 15.6%. Excluding the unusual charges discussed above as well as a $7 million and $1 million unusual charge in 2000 and 1999, respectively, at the corporate level, consolidated operating profit would have been $247 million, a 1% decrease compared to 1999. The unusual charges at the consolidated Company level related to the retirement of the Company’s former Chief Executive Officer, partially offset by a gain on the sale of a facility idled as part of a prior unusual charge in 2000 and an impaired asset in 1999.

Other Income and Expense
Interest expense of $27 million remained unchanged compared to 1999 as the Company’s level of debt was essentially constant until near the end of the year. Investment income increased $8 million primarily from the gain on the sale of an investment.

Income Taxes
The effective income tax rate was 36.1% in 2000 compared to 36.7% in 1999. The decrease in the effective tax rate was primarily due to tax initiatives undertaken by the Company and the profitability of Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Net cash flows from operating activities and selected borrowings represent the Company’s primary source of funds for growth of the business, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements and its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest-rate swaps which would not be material. See footnotes 6, 9 and 12 in the Notes to Consolidated Financial Statements where the Company has set forth in tabular form its debt and operating lease arrangements. Cash, cash equivalents and short-term investments (excluding investments in insurance operations) at December 1, 2001 increased $152 million to $284 million compared to December 2, 2000, mainly due to cash provided by operating activities partially offset by capital expenditures, insurance activities, the payment of cash dividends and the acquisition of treasury stock.

Operating Activities
Net cash generated by operating activities of $445 million increased $150 million compared to 2001. Contributing to the increase were higher earnings and favorable movements in most components of working capital.

     Depreciation, amortization and the write-off of intangibles increased $11 million primarily due to $13 million of intangible write-offs in 2001 compared to $3 million in 2000. Both write-downs consisted of the write-off of goodwill and intangibles related to asset impairments. The favorable changes in working capital are due to good working capital management. The Company experienced good collections of accounts receivable as a result of company-wide efforts to decrease days revenues outstanding in 2001. Consolidated days revenues outstanding in accounts receivable decreased to 71 days in 2001 compared to 80 days in 2000. Inventories also decreased by $7 million as the Company also focused on reducing the amount of inventory on hand. Accrued expenses increased in 2001 due to an increase in income taxes payable, accrued compensation and warranty accruals.

Investing Activities
Net cash used in investing activities increased to $337 million compared to $321 million in 2000. This increase was primarily due to the unfavorable effects from investing activities at Forethought partially offset by a small decrease in capital expenditures and proceeds from the sale of a small business.

     Forethought invests the cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and high-grade and high-yield corporate bonds with fixed maturities. The Company’s objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is periodically realigned to better meet this objective, as reflected in the relatively large amount of sales. Sales resulted in net gains in 2001 and 1999 and a net loss in 2000, exclusive of non-cash impairment activity.

Financing Activities
The Company’s long-term debt-to-capital ratio was 22.9% at year-end 2001 compared to 26.7% at year-end 2000. This decrease was primarily due to an increase in the Company’s equity resulting from current year earnings and a decrease in accumulated other comprehensive (loss) income, partially offset by the payment of normal dividends and the purchase of treasury stock.

     Quarterly cash dividends per share were $.195 in 1999, $.20 in 2000 and $.21 in 2001. An additional increase to $.23 per share for the first quarter of 2002 and a one month dividend of $.0767 per share in March of 2002 in order to account for the change in the Company’s fiscal year-end was approved by the Board of Directors in January 2002.

     During the fourth quarter of fiscal 2000, the Company repaid $52 million of short-term debt denominated in Euros.

Insurance Assets and Liabilities
Insurance assets of $3,618 million grew 9.2% over the past year. Cash and invested assets of $2,755 million constitute 76.1% of the assets. The investments are concentrated in U.S. Treasuries and agencies and high-grade and high-yield corporate bonds, with smaller investments in equities and foreign denominated securities. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $2,506 million. Statutory reserves represent 62% of the face value of insurance in-force. Forethought Life Insurance Company made a dividend payment to Hillenbrand Industries of $24 million in January 2001. The statutory capital and surplus as a percentage of statutory liabilities of Forethought was 12% and 11% at December 31, 2001 and 2000, respectively. The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes, as well as the tax effect of adjusting the investment portfolio to fair value. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax cost, which partially offsets the deferred tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax benefit remained essentially unchanged in 2001 and 2000.

Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions increased to 19,831,967 shares in 2001, up from 19,502,767 shares in 2000. The Company currently has Board of Directors’ authorization to repurchase up to a total of 24,289,067 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 398,553 shares, net of shares converted to cash to pay withholding taxes, were reissued in 2001 to individuals under the provisions of the Company’s various stock-based compensation plans.

OTHER ISSUES

Unusual Charges

2001 Actions
In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the fourth quarter efforts was $12 million and the cash component was $5 million.

     Batesville Casket announced realignment and streamlining efforts which included moving a small operation into other company sites and the reduction of approximately 90 employees in the United States. The total estimated cost of these actions was $2 million, which was recorded as an unusual charge in the Statement of Consolidated Income.

     Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

     Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions were $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for an asset that will no longer be used.

     Hill-Rom announced an additional streamlining effort. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

     Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate level.

     In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long-term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge approximated $12 million.

     Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

     As of December 1, 2001, all employees impacted by the plan have been terminated and $9 million of the related costs have been incurred. The Company expects substantially all employee reduction costs will be incurred by the end of the second quarter of fiscal 2002.

2000 Actions
In November 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

     In October 2000, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. In relation to Mr. Hillenbrand’s retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

     During 2000, approximately $1 million and $2 million of the 1998 and 1999 provisions, respectively, were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

     Disposition of idled facilities under the 1998 and 1999 actions were also completed in 2000, resulting in gains of $3 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

     In addition to costs accrued in 2000, approximately $1 million of incremental costs were incurred in relation to 1999 actions. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

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

     As of December 1, 2001, all work force reduction, facility closure and field corrective action costs have been incurred.

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

     During 1999, approximately $2 million of the previously recorded provisions relating to 1998 actions was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

     In addition to costs accrued above, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Campbellsville in 1999 and Europe in 1998 were incurred in 1999. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

Other
     The reserve balances for the above plans included in other current liabilities approximated $9 million and $8 million as of December 1, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $4 million and $7 million as of December 1, 2001 and December 2, 2000, respectively.

Environmental Matters
     The Company is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In most cases, the Notices of Violation involved no or only a minor fine or penalty. During the past five (5) years, such fines or penalties have not exceeded $10,000. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company is which it is currently involved is not expected to exceed $5 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

Accounting Standards
The Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, “Intangible Assets.” Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter.

The Standard allows six months for performance of the initial transition impairment assessment. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company’s goodwill amortization expense is approximately $7 million to $9 million annually. The Company plans to adopt this Standard not later than the first quarter of fiscal 2002 and is currently evaluating the impact on its financial statements and results of operations.

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

Change in Fiscal Year
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

•	The Company is involved in legal proceedings relating to antitrust laws and patent infringement. An unfavorable decision in any of these proceedings could have a material adverse effect on the Company’s business, results of operations and financial condition.

•	Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions with a significant adverse impact on the Company’s business, operations and financial condition.

•	Equipment sales and rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s health care business.

•	Unexpected negative performance of the insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	A downturn in health care capital spending or the market for preneed insurance products could adversely affect the demand for the Company’s products and business, results of operations and financial condition of the Company.

•	The death care business is susceptible to changes in death rates mainly in the United States. Death rates are difficult to predict with great certainty for any period.

•	Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

•	The loss of one or more major contracts or group purchasing organizations could adversely affect the demand for the Company’s products and its business, results of operations and financial condition.

•	The Company has undertaken several realignment and cost reduction activities to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions may not materialize as anticipated.

•	Product liability or other liability claims could preclude introduction of products into the market place or adversely affect the Company’s business, results of operations and financial condition.

•	Environmental laws may create exposure to financial liability and restrictions on operations.

•	Failure to comply with domestic and foreign government regulations may delay or prevent new product introductions or affect the Company’s ability to manufacture and distribute its products.

•	Any delay or inability to integrate acquired businesses could adversely affect the Company’s business, financial condition and results of operations.

•	Foreign operations are subject to political, economic, currency and other risks that could adversely impact the Company’s financial condition, operating results or cash flow.

•	The business could be materially adversely affected if the Company is unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products or if its products are determined to infringe the rights of others.

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

     The Company’s insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade and high-yield corporate, foreign and U.S. agency and Treasury bonds with predominantly fixed interest rates. The portfolio is managed in accordance with the Company’s objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as “available for sale” and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at December 1, 2001 and December 2, 2000, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $128 and $121 million, respectively, over a 12-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.

     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall currency rate exposure at December 1, 2001, movements in currency rates would not materially affect the financial position of the Company.

     During 2001, the Company entered into interest rate swaps to effectively convert a portion of its fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $150 million at December 1, 2001. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of December 1, 2001, the interest rate swap contracts reflected a gain of $4 million.

Key Financial Data

	2001	2000	1999	1998	1997

		(53 weeks)

Income Statement
% Pretax, preinterest expense, income (EBIT) to revenues	12	13	11	16	16
% Pretax, preinterest expense, pre-depreciation and amortization expense, income (EBITDA) to revenues(a)	16	17	16	23	22
% Net income to revenues	8	7	6	9	9
% Income taxes to pretax income	24	36	37	37	39

Balance Sheet
% Long-term debt-to-total capital	23	27	26	24	19
% Total debt-to-total capital	23	27	31	29	24
Current assets/current liabilities(b)	2.7	2.6	2.1	2.3	2.3
Working capital turnover(b)(c)	6.7	5.6	7.0	9.1	15.4

Profitability
% Return on total capital	13	14	11	15	14
% Return on average shareholders’ equity	19	19	13	21	20

Asset Turnover
Revenues/inventories(b)	17.1	15.4	15.0	16.1	19.1
Revenues/receivables(b)	4.5	4.2	4.1	4.3	4.5

Stock Market
Year-end price/earnings(P/E)	19	21	19	21	20
Year-end price/book value	3.2	3.8	2.8	4.1	3.4

(a)	EBITDA is the sum of operating profit, investment income, other income and expense and depreciation and amortization expense including the write-down of intangibles. The Company’s EBITDA, which represents a non-GAAP measure of cash flow, may not be comparable to other companies’ EBITDA due to differences in the calculation.
(b)	Excludes insurance operations.
(c)	Excludes cash.

Statement of Consolidated Income Comparison

	Fiscal Year			Percent Change

(Dollars in millions)	2001	2000	1999	2001/00	2000/99	1999/98

		(53 weeks)
Net revenues:
Health Care sales	$809	$800	$766	1%	4%	2%
Health Care therapy rentals	339	312	324	9%	(4%)	(20%)
Funeral Services sales	613	617	602	(1%)	2%	11%
Insurance revenues	346	367	355	(6%)	3%	15%

Total revenues	$2,107	$2,096	$2,047	1%	2%	2%

Gross profit:
Health Care sales	$377	$368	$314	2%	17%	(2%)
Health Care rentals	131	86	88	52%	(2%)	(46%)
Funeral Services sales	319	305	292	5%	4%	12%
Insurance revenues	27	67	82	(60%)	(18%)	8%

Total gross profit	854	826	776	3%	6%	(5%)
Other operating expenses	586	579	527	1%	10%	1%
Unusual charges	(32)	(3)	(38)	N/A	N/A	N/A

Operating profit	236	244	211	(3%)	16%	(7%)
Other income (expense), net	(13)	(4)	(16)	N/A	N/A	N/A

Income before income taxes	223	240	195	(7%)	23%	(33%)
Income taxes	53	86	71	(38%)	21%	(35%)
Net income	$170	$154	$124	10%	24%	(33%)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at December 1, 2001 and December 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 14, 2002

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions except per share data)

Year Ended	December 1, 2001	December 2, 2000	November 27, 1999

		(53 weeks)
Net Revenues
Health Care sales	$809	$800	$766
Health Care therapy rentals	339	312	324
Funeral Services sales	613	617	602
Insurance revenues	346	367	355

Total revenues	2,107	2,096	2,047

Cost of Revenues
Health Care cost of goods sold	432	432	452
Health Care therapy rental expenses	208	226	236
Funeral Services cost of goods sold	294	312	310
Insurance cost of revenues	319	300	273

Total cost of revenues	1,253	1,270	1,271

Gross Profit	854	826	776
Other operating expenses	586	579	527
Unusual charges(Note 5)	(32)	(3)	(38)

Operating Profit	236	244	211
Other income (expense), net:
Interest expense	(23)	(27)	(27)
Investment income, net	15	24	16
Other	(5)	(1)	(5)

Income Before Income Taxes	223	240	195
Income taxes	53	86	71

Net Income	$170	$154	$124

Basic and Diluted Net Income per Common Share	$2.71	$2.44	$1.87

Dividends per Common Share	$.84	$.80	$.78

Average Number of Common Shares Outstanding	62,813,971	62,912,909	66,295,770

     See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 1,	December 2,
	2001	2000

ASSETS
Current Assets
Cash, cash equivalents and short-term investments	$284	$132
Trade accounts receivable, less allowances of $44 in 2001 and $61 in 2000	395	407
Inventories (Note 1)	103	112
Other (Notes 1 and 11)	86	73

Total current assets	868	724

Equipment Leased to Others (Note 1)	212	244
Less accumulated depreciation	152	177

Equipment leased to others, net	60	67

Property (Note 1)	629	606
Less accumulated depreciation	423	412

Property, net	206	194

Other Assets
Intangible assets at amortized cost:
Patents and trademarks	10	14
Excess of cost over net asset values of acquired companies (Note 3)	137	145
Other	52	33
Deferred Charges and other assets (Notes 1 and 11)	98	106

Total other assets	297	298

Insurance Assets (Note 13) Investments	2,755	2,465
Deferred acquisition costs	673	636
Deferred income taxes	78	100
Other	112	113

Total insurance assets	3,618	3,314

Total Assets	$5,049	$4,597

	December 1,	December 2,
	2001	2000

LIABILITIES
Current Liabilities
Trade accounts payable	$63	$68
Income taxes payable (Note 11)	28	16
Accrued compensation	103	89
Other	126	109

Total current liabilities	320	282

Long-Term Debt (Notes 6 and 9)	305	302

Other Long-Term Liabilities (Note 7)	91	85

Deferred Income Taxes (Notes 1 and 11)	8	3

Insurance Liabilities (Note 13)
Benefit reserves	2,436	2,276
Unearned revenue	793	758
General liabilities	70	60

Total insurance liabilities	3,299	3,094

Total Liabilities	4,023	3,766

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock — without par value:
Authorized — 199,000,000 shares
Issued — 80,323,912 shares in 2001 and 2000	4	4
Additional paid-in capital	34	24
Retained earnings	1,514	1,397
Accumulated other comprehensive loss (Note 1)	(34)	(108)
Treasury stock, at cost: 2001 — 17,857,190 shares; 2000 — 17,919,611 shares	(492)	(486)

Total Shareholders’ Equity	1,026	831

Total Liabilities and Shareholders’ Equity	$5,049	$4,597

     See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Year Ended

	December 1,	December 2,	November 27,
	2001	2000	1999

		(53 weeks)
Operating Activities
Net income	$170	$154	$124
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	100	89	98
Change in noncurrent deferred income taxes	(7)	6	(2)
Gain on sale of business	(1)	—	—
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	10	6	(18)
Inventories	7	1	(6)
Other current assets	(13)	12	(21)
Trade accounts payable	(4)	(12)	10
Accrued expenses and other liabilities	44	(25)	(6)
Change in insurance deferred policy acquisition costs	(38)	(52)	(48)
Change in insurance unearned revenue	35	39	45
Insurance investment impairments	53	4	1
Change in other insurance items, net	49	78	38
Other, net	40	(5)	(31)

Net cash provided by operating activities	445	295	184

Investing Activities
Capital expenditures	(101)	(106)	(79)
Proceeds on disposal of property and equipment leased to others	8	13	4
Acquisitions of businesses, net of cash acquired	—	—	(54)
Other investments	—	(3)	(4)
Proceeds on sale of business	8	—	—
Insurance investments:
Purchases	(1,507)	(814)	(797)
Proceeds on maturities	336	161	177
Proceeds on sales	919	428	487

Net cash used in investing activities	(337)	(321)	(266)

Financing Activities
Additions to short-term debt	—	14	12
Reductions to short-term debt	—	(56)	(13)
Additions to long-term debt	—	1	—
Reductions to long-term debt	(2)	—	(1)
Payment of cash dividends	(53)	(50)	(52)
Exercise of options	16	1	—
Treasury stock acquired	(17)	(42)	(113)
Insurance deposits received	364	375	361
Insurance benefits paid	(265)	(251)	(237)

Net cash provided by (used in) financing activities	43	(8)	(43)

Effect of Exchange Rate Changes on Cash	1	(4)	(2)

Total Cash Flows	152	(38)	(127)
Cash, Cash Equivalents and Short-Term Investments
At beginning of year	132	170	297

At end of year	$284	$132	$170

     See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Dollars in millions)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in-Capital	Earnings	(Loss) Income	Stock	Total

Balance at November 28, 1998	$4	$20	$1,221	$45	$(333)	$957
Comprehensive Income:
Net income	—	—	124	—	—	124
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	(82)	—	(82)

Total comprehensive income						41
Dividends	—	—	(52)	—	—	(52)
Treasury shares acquired (3,255,300)	—	—	—	—	(113)	(113)
Other	—	4	—	—	1	5

Balance at November 27, 1999	4	24	1,293	(38)	(445)	838
Comprehensive Income:
Net income	—	—	154	—	—	154
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	(50)	—	(50)

Total comprehensive income						84
Dividends	—	—	(50)	—	—	(50)
Treasury shares acquired (1,180,300)	—	—	—	—	(42)	(42)
Other	—	—	—	—	1	1

Balance at December 2, 2000	4	24	1,397	(108)	(486)	831
Comprehensive Income:
Net income	—	—	170	—	—	170
Foreign currency translation adjustment	—	—	—	9	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	65	—	65

Total comprehensive income						244
Dividends	—	—	(53)	—	—	(53)
Treasury shares acquired (329,200)	—	—	—	—	(17)	(17)
Other	—	10	—	—	11	21

Balance at December 1, 2001	$4	$34	$1,514	$(34)	$(492)	$1,026

     See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year

The Company’s current fiscal year is the 52 or 53-week period ending the Saturday nearest November 30.

     In a Form 8-K dated October 8, 2001, the Company announced that its board of directors had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002.

Nature of Operations

Hillenbrand Industries is organized into two groups — the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Hill-Rom is a leading manufacturer of patient care products and a leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. The Health Care segment generated 55% of Hillenbrand’s revenues in 2001. The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company — Batesville) and Funeral Services Insurance (Forethought Financial Services — Forethought). Batesville is a leading producer of metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville generated 29% of Hillenbrand’s revenues in 2001. Forethought provides funeral homes in 49 U.S. states, the District of Columbia, and Puerto Rico with marketing support for Forethought® funeral plans funded by life insurance policies and trust products. Forethought generated 16% of Hillenbrand’s revenues in 2001.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments with a maturity at the date of purchase greater than three months or which have no stated maturity are considered short-term investments. All of the Company’s short-term investments contain put options or may be freely traded. Cash, cash equivalents and short-term investments at year end consist of the following:

	2001	2000

Cash and cash equivalents	$79	$43
Short-term investments	205	89

Total	$284	$132

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 52% and 59% of the Company’s inventories at December 1, 2001 and December 2, 2000, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at year end consist of the following:

	2001	2000

Finished products	$69	$73
Work in process	22	26
Raw materials	12	13

Total	$103	$112

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $7 million higher than reported at December 1, 2001 and December 2, 2000.

Equipment Leased to Others

Equipment leased to others primarily represents therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life. The majority of these units are leased on a day-to-day basis.

Property

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds is charged or credited to income. The major components of property at the end of 2001 and 2000 were:

	2001	2000

Land	$18	$15
Buildings and building equipment	151	132
Machinery and equipment	460	459

Total	$629	$606

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

     Intangible asset write-offs approximated $13 million and $3 million in 2001 and 2000, respectively. See Note 5 for additional information.

     Accumulated amortization of intangible assets was $128 million and $108 million as of December 1, 2001 and December 2, 2000, respectively.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in debt and equity securities as “available for sale” and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive (loss) income in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.

Environmental Liabilities

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, each quarter, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which the Company will make payments toward the remediation plan. The Company does not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant and the estimated time frames to remediate sites are not believed to be lengthy.

     Specific costs included in environmental expense are site assessment, development of a remediation plan, clean up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. The reserve represents the expected undiscounted future cash outflows.

     Expenditures that relate to current operations are charged to expense.

Revenue Recognition — Sales and Therapy Rentals

Sales are recognized upon delivery of products to customers for Funeral Services and Health Care products. Rental revenues are recognized when services are rendered. Net revenues include gross revenues less sales discounts and allowances, returns and, for Health Care therapy rentals, provision for uncollectible receivables.

Cost of Revenues

Health Care and Funeral Services cost of goods sold consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of the Company’s therapy rental units, service center facility and personnel costs, and regional sales expenses.

Distribution Costs

Distribution costs consist of shipping and handling costs and are included in Other operating costs in the Statements of Consolidated Income. Distribution costs were $106 million, $104 million and $98 million in 2001, 2000 and 1999, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in other comprehensive income.

     The composition of accumulated other comprehensive (loss) income at December 1, 2001 and December 2, 2000 is the cumulative adjustment for unrealized losses or gains on available-for-sale securities, mainly relating to the insurance portfolio, of ($15) million and ($80) million, respectively, and the foreign currency translation adjustment of ($19) million and ($28) million, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages companies to adopt a fair-value approach to valuing stock-based compensation. The Company has elected, as permitted by the Standard, to continue to follow its intrinsic value-based method of accounting for its stock-based compensation plans consistent with the provisions of APB No. 25. Under the intrinsic method, compensation cost for stock-based compensation is measured as the excess, if any, of the quoted market price of the instrument at the measurement date over the exercise price. The Company has provided the pro forma disclosures required by SFAS No. 123 in Note 7.

Income Taxes

The Company and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts.

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

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses

Forethought Life Insurance Company, Forethought Life Assurance Company and Arkansas National Life Insurance Company sell certain long-duration contracts. Revenue is recognized on traditional limited pay life insurance contracts when due. Premiums received in excess of the portion required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship with the actuarially determined life of the contract. Benefit reserves for these life insurance contracts are calculated using the net-level-premium method, based on assumptions as to investment yields, mortality, withdrawals and credited interest. These assumptions are made at the time the contract is issued.

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

Deferred Acquisition Costs

Policy acquisition costs, consisting of commissions, certain policy issue expenses and premium taxes, vary with, and are primarily related to, the production of new business. These deferred acquisition costs are being amortized consistently with unearned revenues. Amortization charged to expense for the years ended December 1, 2001 and December 2, 2000 was $48 million and $45 million, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, “Intangible Assets.” Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. The Standard allows six months for performance of the initial transition impairment assessment. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company’s goodwill amortization expense is approximately $7 million to $9 million annually. The Company plans to adopt this Standard not later than the first quarter of fiscal 2002 and is currently evaluating the impact on its financial statements and results of operations.

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

2. Retirement Plans

The Company and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. The Company contributes funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.

     Effective November 27, 1999, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Standard revised disclosure requirements for employers’ pensions and other retiree benefits as presented below. Implementation of this Standard did not affect the Company’s financial position or results of operations.

     The components of net pension expense in the United States are as follows:

	2001	2000	1999

Service cost	$10	$9	$11
Interest cost	13	12	11
Expected return on plan assets	(14)	(12)	(11)
Recognized net gain	(1)	(1)	—

Net pension expense	$8	$8	$11

The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets at December 1, 2001 and December 2, 2000 for the Company’s domestic defined benefit retirement plans were as follows:

	December 1,	December 2,
	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$170	$161
Service cost	10	9
Interest cost	13	12
Amendments	16	1
Actuarial loss/(gain)	10	(8)
Benefits paid	(5)	(5)

Benefit obligation at end of year	214	170

Change in plan assets:
Fair value of plan assets at beginning of year	158	140
Actual return on plan assets	2	14
Employer contributions	8	9
Benefits paid	(4)	(5)

Fair value of plan assets at end of year	164	158

Funded status	(50)	(12)
Unrecognized net actuarial loss/(gain)	6	(16)
Unrecognized prior service cost	19	2

Accrued benefit cost	$(25)	$(26)

     The weighted-average assumptions used in accounting for the domestic pension plans are as follows:

	2001	2000	1999

Discount rate	7.25%	7.75%	7.75%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	5.5%	5.5%	5.5%

     For all of the Company’s domestic pension plans, the fair value of plan assets exceeded the accumulated benefit obligation as of December 1, 2001 and December 2, 2000.

     During 2001, the Company amended certain of its domestic pension plans to lower the retirement age and increase early retirement benefits.

     In addition to the above plans, the Company has an unfunded liability for a defined benefit plan in Germany. The unfunded benefit obligation of this plan, included in accrued expenses, was $9 million on December 1, 2001 and $8 million on December 2, 2000. Pension expense was negligible in 2001, 2000 and 1999.

     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $5 million in 2001, $6 million in 2000 and $5 million in 1999.

3. Acquisitions

On July 30, 1999, Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room, for approximately $28 million, including costs of acquisition and the assumption of certain liabilities totaling approximately $1 million. If the purchased entity achieves certain financial milestones by the end of January 2003, the Company could make additional payments. This acquisition has been accounted for as a purchase, and the results of operations have been included in the consolidated financial statements since the acquisition date. The excess of the purchase price over the fair value of net assets acquired, based on the Company’s purchase price allocation, including payments of $4 million made in 2000 and 2001 for the achievement of certain financial milestones, is approximately $27 million which is being amortized on a straight-line basis over 20 years.

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

     Assuming the fiscal 1999 acquisitions had occurred November 28, 1998, unaudited fiscal 1999 pro forma revenue, net income and earnings per share would not have been materially different from reported amounts.

4. Disposition

On October 25, 2001, Hill-Rom sold Narco Medical Services to Universal Hospital Services, Inc., an outsourcer of medical equipment and services, for approximately $8 million. Hill-Rom recorded an after-tax gain of approximately $1 million in the fourth quarter of 2001. Results for Narco Medical Services were included in the Health Care Group through the date of disposition and did not have a material effect on the results of that group or the Company’s consolidated earnings, cash flows and financial position. The gain on the sale of Narco Medical Services is classified within the Other line under Other income (expense), net in the Statement of Consolidated Income.

5. Unusual Charges

2001 Actions
In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the fourth quarter efforts was $12 million and the cash component was $5 million.

     Batesville Casket announced realignment and streamlining efforts which included moving a small operation into other company sites and the reduction of approximately 90 employees in the United States. The total estimated cost of these actions was $2 million, which was recorded as an unusual charge in the Statement of Consolidated Income.

     Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

     Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions were $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for an asset that will no longer be used.

     Hill-Rom announced an additional streamlining effort. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

     Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate level.

     In the first quarter of 2001, Hill-Rom announced realignment efforts in its home care and long-term care businesses along with an organizational streamlining effort to capture efficiencies, enhance productivity and better serve customers. Hill-Rom also wrote-down certain assets associated with an underperforming, non-core Hill-Rom product line. The total estimated cost of these actions was $20 million, which was recorded as an unusual charge in the Statement of Consolidated Income. The cash component of this charge approximated $12 million.

     Included in the realignment and streamlining plan was the reduction of approximately 400 employees in the United States and Europe with an estimated cost of $12 million. The unusual charge also included $8 million related to the write-down of certain assets associated with an underperforming, non-core product line and a small amount of assets related to the realignment plan.

     As of December 1, 2001, all employees impacted by the plan have been terminated and $9 million of the related costs have been incurred. The Company expects substantially all employee reduction costs will be incurred by the end of the second quarter of fiscal 2002.

2000 Actions
In November 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million.

     In October 2000, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. In relation to Mr. Hillenbrand’s retirement, the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of his retirement agreement.

     During 2000, approximately $1 million and $2 million of the 1998 and 1999 provisions, respectively, were reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

     Disposition of idled facilities under the 1998 and 1999 actions were also completed in 2000, resulting in gains of $3 million and $1 million, respectively. These gains were reflected within the Unusual charges line of the Statement of Consolidated Income.

     In addition to costs accrued in 2000, approximately $1 million of incremental costs were incurred in relation to 1999 actions. These incremental costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

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

     As of December 1, 2001, all work force reduction, facility closure and field corrective action costs have been incurred.

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

     During 1999, approximately $2 million of the previously recorded provisions relating to 1999 actions was reversed to income within the Unusual charges line of the Statement of Consolidated Income as actual costs incurred were favorable to those originally expected.

     In addition to costs accrued above, approximately $2 million of incremental costs related to the closure of manufacturing facilities in Campbellsville in 1999 and Europe in 1998 were incurred in 1999. These costs were expensed as incurred as required by generally accepted accounting principles and are included within the Unusual charges line of the Statement of Consolidated Income as such incremental costs were incurred directly in conjunction with the execution of the respective plans.

Other
     The reserve balances for the above plans included in other current liabilities approximated $9 million and $8 million as of December 1, 2001 and December 2, 2000, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $4 million and $7 million as of December 1, 2001 and December 2, 2000, respectively.

6. Financing Agreements

The Company’s various financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness.

Long-term debt consists of the following:

	December 1,	December 2,
	2001	2000

Unsecured 8 1/2% debentures due on December 1, 2011	$103	$100
Unsecured 7% debentures due on February 15, 2024	101	100
Unsecured 6 3/4% debentures due on December 15, 2027	100	100
Government-sponsored bond with an interest rate of 5.0%	—	1
Other	1	1

Total long-term debt	$305	$302

     Scheduled payments on long-term debt as of December 1, 2001 total less than $1 million in each of the years 2002 through 2006.

     Interest rate swaps were entered into for all or part of the unsecured debentures, maturing on December 1, 2011 and February 15, 2024 during the third quarter of 2001. These swaps effectively convert the securities from a fixed interest rate to a variable interest rate as described in footnote 9.

     At December 1, 2001, the Company had uncommitted credit lines totaling $30 million available for its operations. These agreements have no commitment fees, compensating balance requirements or fixed expiration dates.

7. Stock-Based Compensation

At December 1, 2001, the Company had four active stock-based compensation programs; the Senior Executive Compensation Program, the 1996 Stock Option Plan, the Hillenbrand Industries Stock Award Program, and the Hillenbrand Director Phantom Stock Plan which are described below. These programs are administered by the Compensation Committee of the Board of Directors. All shares issued under these programs are valued at market trading prices.

     The Company’s Senior Executive Compensation Program, initiated in fiscal year 1978, provides long-term performance share compensation, which contemplates annual share awards to participants contingent on their continued employment and the achievement of pre-established financial objectives of the Company over succeeding three-year periods. A total of 2,473,125 shares of common stock of the Company remain reserved for issuance under the program. Total tentative performance shares payable through December 1, 2001, were 176,481. In addition, the Senior Executive Compensation Program mandates and or provides for participants to defer payment of long-term performance shares earned in prior years. A total of 253,016 shares are deferred of which 249,959 are vested and payable as of December 1, 2001. The fair value of common stock granted under this program was $50.75, $34.81 and $57.94 per share in 2001, 2000 and 1999, respectively. The long-term portion of the Senior Executive Compensation Program was discontinued on October 8, 2001. All shares currently under the plan have been vested and mandatory deferrals have been rescinded.

     Under the 1996 Stock Option Plan, key employees and directors are granted the opportunity to acquire the Company’s common stock. Under the terms of the plan, options may be either incentive or non-qualified. Stock appreciation rights may be awarded in conjunction with either an incentive stock option or non-qualified stock option. The exercise price per share shall be the average fair market price of the common stock on the date of the grant. Options granted to employees vest one-third on each of the first three anniversaries of the date of grant. Options granted to directors vest entirely on the first anniversary of the date of grant. All options have a maximum term of 10 years. Three million shares of common stock have been reserved for issuance under this plan and options were initially granted in 1997. As of December 1, 2001 there were 287,031 shares of common stock available for future grants.

The fair value for each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average fair value of options granted was $13.71, $12.41 and $12.31 per share in 2001, 2000 and 1999, respectively. The following weighted average assumptions were used:

	2001	2000	1999

Risk-free interest rate	4.47%	6.52%	5.23%
Dividend yield	1.59%	1.62%	1.68%
Volatility factor	.2589	.2418	.2319
Weighted average expected life	5.98 years	5.81 years	5.98 years

The following table summarizes the transactions of the Company’s stock option plan:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Unexercised options outstanding - beginning of year	1,841,198	$43.62	1,435,248	$46.85	734,998	$50.04
Options granted	1,025,000	$48.06	554,000	$35.99	777,750	$44.23
Options exercised	(370,996)	$42.46	(20,968)	$38.41	(500)	$44.31
Options canceled	(186,036)	$43.60	(127,082)	$47.62	(77,000)	$50.98

Unexercised options outstanding - end of year	2,309,166	$45.78	1,841,198	$43.62	1,435,248	$46.85

Exercisable options — end of year	1,005,520	$45.82	873,484	$47.41	355,566	$49.16

     The following table summarizes information about stock options outstanding at December 1, 2001:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$29.97-$33.84	196,710	7.63	$30.37	135,319	$30.44
$36.31-$42.81	363,291	7.80	$36.38	162,340	$36.42
$44.31-$46.44	528,500	7.97	$45.15	174,500	$44.75
$47.18-$50.85	605,500	9.82	$49.74	0	0.00
$52.16-$63.25	615,165	6.21	$52.91	533,361	$52.93

$29.97-$63.25	2,309,166	7.93	$45.78	1,005,520	$45.82

     On October 5, 1999, key employees were awarded 40,000 shares of the Company’s common stock with a fair value of $27.75 per share under the Hillenbrand Industries Stock Award Program. The stock awards are contingent upon those employees continued employment until October 5, 2002. To-date, 15,000 shares have been canceled based on lack of continued employment. Dividends accrued to date of 1,142 additional shares are also contingent upon continued employment until October 5, 2002.

     On April 10 and May 8, 2001, key employees were granted 11,500 shares of the Company’s common stock with a fair value of $50.85 and $49.76 per share under the Hillenbrand Industries Stock Award Program. The stock awards are contingent upon those employees continued employment until January 1, 2002 and January 1, 2003. Dividends accrued to date of 140 additional shares are also contingent upon continued employment until January 1, 2002 and January 1, 2003.

     On January 17, 2001, 29 key employees were awarded 43,500 shares of the Company’s common stock with a fair value of $44.38 per share under the Hillenbrand Industries Stock Award Program. The stock awards are contingent upon those employees continued employment until January 17, 2004. Dividends accrued to date of 703 additional shares are also contingent upon continued employment until January 17, 2004.

     Non-family members of the Board of Directors were awarded 16,448 phantom shares of common stock in 2001 with a fair value of $57.44 per share under the Hillenbrand Director Phantom Stock Plan. One half of these shares vested on July 10, 2001 and the other half vested on December 31, 2001. Dividends accrued under the plan total 132 shares, of which 66 shares are currently vested.

     Under a prior restricted stock plan, key employees were granted restricted shares of the Company’s stock. As of December 1, 2001 there were 6,342 shares which remain deferred under this program. No awards were made in fiscal 2001 and the plan has been terminated.

     The amount of income/(expense) recognized for all stock-based compensation plans was ($5) million in 2001, ($4) million in 2000 and $4 million in 1999.

     The pro forma effect on net income for all stock-based compensation plans, if accounted for under SFAS No. 123, is $6 million, $6 million and $9 million of additional compensation expense or $.06, $.06 and $.09 per share, in 2001, 2000 and 1999.

     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company. A total of 14,899 deferred shares are payable as of December 1, 2001 under this program.

8. Shareholders’ Equity

One million shares of preferred stock, without par value, have been authorized and none have been issued.

     As of December 1, 2001, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of December 1, 2001, a total of 19,831,967 shares had been purchased at market trading prices, of which 17,857,190 shares remain in treasury.

9. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 13) for which it is practicable to estimate that value.

     The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

     The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and estimated fair values of the Company’s long-term debt instruments were $305 million and $305 million at December 1, 2001 and $302 million and $292 million at December 2, 2000, respectively.

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. With respect to foreign currency risks, forward contracts are sometimes used to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies. As of December 1, 2001 and December 2, 2000, the Company had no outstanding forward contracts. During 2001, the Company entered into interest rate swaps to effectively convert a portion of its fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $150 million at December 1, 2001. The gains or losses arising from the foreign currency and interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of December 1, 2001, the interest rate swap contracts reflected a gain of $4 million.

10. Segment Reporting

Effective November 27, 1999, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires reporting of segment information that is consistent with the way in which management operates and views the Company.

     The Company is organized into two groups — the Health Care Group and the Funeral Services Group. The Health Care Group, which is considered a separate reporting segment, consists of Hill-Rom. Hill-Rom produces, sells and rents mechanically, electrically and hydraulically adjustable hospital beds, infant incubators and warmers, hospital procedural stretchers, hospital patient room furniture, medical gas and vacuum systems, architectural systems and wound care and trauma management products designed to meet the needs of medical-surgical, critical care, long-term care, home care and perinatal providers.

     The Funeral Services Group consists of two reporting segments, Funeral Services Products (Batesville Casket Company — Batesville) and Funeral Services Insurance (Forethought Financial Services — Forethought). Batesville Casket Company manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville’s products are sold to licensed funeral directors operating licensed funeral homes. Forethought Financial Services and its subsidiaries provide funeral planning professionals with marketing support for Forethought® funeral plans funded by life insurance policies and trust products.

     Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, and business development. Nearly all interest expense, investment income and other income and expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole.

     In analyzing segment performance, the Company’s management reviews income before income taxes and unusual items and net income before unusual items.

     Based on criteria established in SFAS No. 131, the Company’s reporting segments are Health Care, Funeral Services Products and Funeral Services Insurance. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Consolidated Financial Statements.

Financial information regarding the Company’s reportable segments is presented below:

		Funeral Services		Corporate
	Health			and Other
	Care	Products	Insurance	Expense	Consolidated

2001
Net revenues	$1,148	$613	$346	$—	$2,107
Income before income taxes and unusual items	$168	$159	$1	$(73)	$255
Net income before unusual items(a)	$109	$103	$1	$(22)	$191
Unusual items (after taxes)(b)					$(21)

Net income(a)					$170
Assets	$697	$306	$3,550	$496	$5,049
Capital expenditures	$64	$25	$6	$6	$101
Depreciation and amortization(c)	$71	$17	$9	$3	$100

2000
Net revenues	$1,112	$617	$367	$—	$2,096
Income before income taxes and unusual items	$123	$152	$33	$(65)	$243
Net income before unusual items	$78	$97	$22	$(41)	$156
Unusual items (after taxes)(d)					$(2)

Net income					$154
Assets	$758	$276	$3,257	$306	$4,597
Capital expenditures	$67	$30	$5	$4	$106
Depreciation and amortization	$69	$15	$3	$2	$89

1999
Net revenues	$1,090	$602	$355	$—	$2,047
Income before income taxes and unusual items	$83	$142	$45	$(37)	$233
Net income before unusual items	$52	$90	$29	$(23)	$148
Unusual items (after taxes)(e)					$(24)

Net income					$124
Assets	$794	$245	$3,028	$366	$4,433
Capital expenditures	$62	$9	$6	$2	$79
Depreciation and amortization(f)	$73	$18	$5	$2	$98

(a)	Corporate and Other Expense includes the reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary.
(b)	Reflects a $21 million (after tax) charge related to the realignment of certain operations, the write-down of certain underperforming assets, the reversal of certain prior unusual charge provisions and other items.
(c)	Health Care and Funeral Services Insurance reflects a $7 million and $6 million write-off, respectively, of intangibles related to asset impairments.
(d)	Reflects $2 million (after tax) charge related to income from gains on the disposition of facilities idled as part of prior unusual charges, the reversal of certain prior unusual charge provisions, the realignment of certain operations and the retirement of the Company’s former Chief Executive Officer.
(e)	Reflects a $24 million (after tax) charge related to work force reduction activities, facility closure costs, certain asset impairment charges and other items.
(f)	Funeral Services Insurance reflects a $3 million write-off of goodwill related to an asset impairment.

Geographic Information

Most of the Company’s operations outside the United States are in Europe and consist of the manufacturing, selling and renting of Health Care products.

     Geographic data for net revenues and long-lived assets (which consist mainly of property, plant, equipment and intangibles) were as follows:

	2001	2000	1999

Net revenues to unaffiliated customers:(a)
United States	$1,859	$1,846	$1,816
Foreign	248	250	231

Total revenues	$2,107	$2,096	$2,047

Long-lived assets:
United States	$411	$400	$391
Foreign	54	53	68

Total long-lived assets	$465	$453	$459

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

11. Income Taxes

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) before income taxes and the consolidated income tax provision are as follows:

	2001	2000	1999

Income (loss) before income taxes:
Domestic	$209	$222	$201
Foreign	14	18	(6)

Total	$223	$240	$195

Provision for income taxes:
Current provision:
Federal	$76	$53	$79
State	(12)	7	11
Foreign	7	6	3

Total current provision	71	66	93

Deferred provision:
Federal	(14)	20	(20)
State	3	(1)	(5)
Foreign	(7)	1	3

Total deferred provision	(18)	20	(22)

Provision for income taxes	$53	$86	$71

     Differences between the provision for income taxes reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to reported income before income taxes is as follows:

	2001		2000		1999

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax(a)	$78	35.0	$84	35.0	$68	$35.0
State income tax(b)	4	1.7	4	1.7	4	2.1
Foreign income tax(c)	3	1.3	—	—	8	4.2
Adjustment of estimated income tax accruals	(18)	(8.1)	—	—	9	4.6
Utilization of foreign net operating losses	(8)	(3.5)	—	—	(9)	(4.6)
Other, net	(6)	(2.8)	(2)	(0.6)	(9)	(4.6)

Provision for income taxes	$53	23.6	$86	36.1	$71	36.7

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

     The tax effects of temporary differences that give rise to the deferred tax balance sheet accounts are as follows:

	December 1, 2001		December 2, 2000

	Non-insurance	Insurance	Non-insurance	Insurance

Deferred tax assets:
Current:
Inventories	$5	$—	$4	$—
Employee benefit accruals	4	—	4	—
Self insurance accruals	7	—	7	—
Litigation accruals	4	—	2	—
Other, net	32	9	35	7
Long-term:
Employee benefit accruals	11	—	25	1
Amortization	—	—	—	1
Unrealized loss on investments	—	10	—	44
Deferred policy revenues	—	277	—	264
Foreign loss carryforwards and other tax attributes	3	—	11	—
Other, net	28	7	5	1

Total assets	94	303	93	318

Deferred tax liabilities:
Current:
Inventories	—	—	1	—
Other, net	—	—	3	—
Long-term:
Depreciation	27	—	32	2
Amortization	8	—	—	—
Benefit reserves	—	20	—	17
Deferred acquisition costs	—	209	—	194
Other, net	—	3	1	5

Total liabilities	35	232	37	218

Less valuation allowance for foreign loss and other tax attributes	(3)	—	(11)	—

Net asset	$56	$71	$45	$100

     During 2001, the Company recognized approximately $8 million of operating loss carryforwards and other tax attributes in foreign jurisdictions on a tax-effected basis. This recognition was based upon current and expected continued improvements in operating performance in such jurisdictions. As of December 1, 2001, the Company has remaining tax attributes of approximately $3 million on a tax-effected basis. The tax attributes are subject to an 8-year carryforward period.

     Realization of deferred tax assets for the remaining foreign tax attributes is dependent upon the generation of sufficient taxable income within the carryforward period in a certain foreign tax jurisdiction. A valuation allowance of $3 million has been recorded relative to these available tax benefits where it is more likely than not that they will expire without being utilized.

     In conjunction with a routine audit by the Internal Revenue Service (IRS) of the Company’s 1990 to 1998 federal income tax returns, the IRS has disallowed significant portions of the deductions associated with the Company’s corporate-owned life insurance (COLI) program. The Company has historically believed that all tax benefits relative to this program were taken in full compliance with existing and prior year tax laws. However, in the past two years, a series of unfavorable tax court rulings and other legislative developments have been promulgated which may adversely affect the Company’s position on this issue. Therefore, the Company has made deposits against the assessed liability for COLI to preclude the continuing assessment of interest charges while this matter continues to be disputed. The Company does not anticipate any material effect on its financial statements as a result of this issue on a prospective basis.

     During 2001, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of tax reserves and recognition in income of approximately $18 million.

12. Supplementary Information

     The following amounts were (charged) or credited to income in the year indicated:

	2001	2000	1999

Rental expense	$(19)	$(20)	$(21)
Research and development costs	$(43)	$(45)	$(47)
Investment income, net(a)	$15	$24	$16

(a)	Excludes insurance operations.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $49 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2002	$18
2003	$14
2004	$8
2005	$4
2006	$3
2007 and beyond	$2

The table below provides supplemental information to the Statements of Consolidated Cash Flows.

	2001	2000	1999

Cash paid for:
Income taxes	$55	$81	$106
Interest	$20	$32	$27
Non-cash investing and financing activities:
Liabilities assumed from/incurred for the acquisition of businesses	$—	$—	$1
Treasury stock issued under stock compensation plans	$10	$1	$2

13. Financial Services

Forethought Financial Services, through its subsidiaries, Forethought Life Insurance Company, Forethought Federal Savings Bank, Forethought Life Assurance Company, Arkansas National Life Insurance Company and The Forethought Group, Inc., serves funeral planning professionals with life insurance policies, trust products and marketing support for Forethought® funeral planning.

     Investments are predominantly U.S. Treasuries and agencies and high-grade and high-yield corporate bonds, with smaller investments in equities and foreign denominated securities. Investments are carried on the balance sheet at fair value. The Company’s objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to ensure assets match the expected payment of the liabilities. Securities are also sold in other carefully constrained circumstances such as concern about the credit quality of the issuer. Cash (unrestricted as to use) is held for future investment.

     The amortized cost and fair value of investment securities available for sale at December 1, 2001 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$741	$18	$5	$754
Corporate securities and short term investments	1,752	66	86	1,732
Mutual funds and short term equities	123	—	14	109
Preferred and common stocks, and limited partnerships	119	8	18	109

Total(a)	$2,735	$92	$123	$2,704

The amortized cost and fair value of investment securities available for sale at December 2, 2000 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$584	$7	$13	$578
Corporate securities and short term investments	1,723	8	127	1,604
Mutual funds and short term equities	85	—	4	81
Preferred and common stocks and limited partnerships	87	15	4	98

Total(a)	$2,479	$30	$148	$2,361

(a)	Does not include the amortized cost of other investments carried on the balance sheet in the amount of $51 million at December 1, 2001 and $104 million at December 2, 2000. The carrying value of which approximates fair value.

     The amortized cost and fair value of investment securities available for sale at December 1, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$27	$28
Due after 1 year through 5 years	234	237
Due after 5 years through 10 years	484	476
Due after 10 years	978	954
Mortgage-backed securities	770	791
Mutual funds and short term equities	123	109
Preferred and common stocks, and limited partnerships	119	109

Total	$2,735	$2,704

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale were as follows:

	2001	2000	1999

Proceeds	$919	$428	$487
Realized gross gains	$34	$13	$26
Realized gross losses	$64	$14	$3

     Summarized financial information of insurance operations included in the Statements of Consolidated Income is as follows:

	2001	2000	1999

Investment income	$172	$176	$156
Earned premium revenue	204	192	176
Net capital (loss) gain	(30)	(1)	23

Total net revenues	346	367	355
Benefits paid	93	87	81
Credited interest	164	153	145
Other costs of revenue	62	60	47
Unusual charges	10	1	3
Other operating expenses	26	33	37

Income before income taxes	$(9)	$33	$42

     The majority of investment income relates to interest bearing securities of the U.S. government and its agencies and other corporate securities.

     Insurance liabilities consisted of the following:

		Mortality or	Interest
	Withdrawal	Morbidity	Rate
	Assumptions	Assumptions	Assumptions	2001	2000

Life Insurance Contracts	Varies by age/plan/duration SP: up to 0.2% MP: up to 60%; avg. 5%-10% in duration 1	Varies by age/plan/duration using various percentages of the 1979-81 US Census Mortality Table	Varies by age and issue year 3% to 5.5%	$2,389	$2,231

Annuity Contracts	Varies by age/plan/duration SP: up to 0.2% MP: up to 60%; avg. 5%-10% in duration 1	Varies by age/plan/duration using various percentages of the 1979-81 US Census Mortality Table	Varies by age and issue year 4% to 8.75%	47	45

Total Benefit Liabilities				$2,436	$2,276

     Statutory data at December 31 includes:

	2001(unaudited)	2000	1999

Net income	$(6)	$28	$40
Capital and surplus	$307	$262	$264

     Forethought Life Insurance Company (FLIC), Forethought Life Assurance Company (FLAC), and Arkansas National Life Insurance Company (ANLIC) are restricted in the amount of dividends that they can distribute to their shareholders without approval of the department of insurance in their respective states of domicile. On January 2, 2001, Forethought Life Insurance Company paid a dividend of $24 million to Hillenbrand Industries, Inc. The amount of dividends that can be paid in fiscal year 2002 without approval is $40 million for FLIC, $1 million for FLAC and $3 million for ANLIC.

     In 1998, the National Association of Insurance Commissioners (NAIC) adopted Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas; e.g. deferred income taxes are recorded.

     The State of Indiana has adopted the Codification guidance, effective January 1, 2001. The effect of adoption on the Company’s statutory surplus did not have a material effect on surplus.

14. Unaudited Quarterly Financial Information

					Total
2001 Quarter Ended	3/03/01	6/02/01	9/01/01	12/01/01	Year

Net revenues	$525	$525	$514	$543	$2,107
Gross profit	204	214	208	228	854
Net income	25	41	41	63	170
Basic and diluted net income per common share	.40	.65	.65	1.01	2.71

					Total
2000 Quarter Ended	2/26/00	5/27/00	8/26/00	12/02/00	Year

					(53 weeks)
Net revenues	$514	$503	$492	$587	$2,096
Gross profit	195	193	192	246	826
Net income	36	36	34	48	154
Basic and diluted net income per common share	.58	.56	.54	762	.44

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

     Batesville Casket Company and certain funeral homes are subject to a suit filed in the State Superior Court, Lake County, California alleging violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. The plaintiff seeks statewide injunctive relief, attorneys’ fees, costs, and restitution on sales of protective caskets, which depending on the relevant time period could involve sales in excess of $100 million. The Company and the plaintiff have reached a tentative settlement which is not material to the Company’s financial condition, results of operations or cash flows.

     The Company’s health care businesses manufacture and distribute medical devices that are regulated by the Food and Drug Administration in the United States and similar agencies in or countries. The Company strives to continuously improve its quality system in response to evolving U.S. and international regulations and standards. The FDA routinely inspects the Company’s facilities, just as with all medical device manufacturers selling products in the United States. In the past twelve months most of the Company’s U.S. facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. The Company has responded fully to the findings and has implemented corrective actions, when necessary. The Company has engaged in voluntary product recalls or other corrective actions and has voluntarily stopped shipment of devices when needed, until it has satisfied itself and the FDA that its operations are in compliance with the regulations. Some matters remain the subject of ongoing review by the FDA and the ultimate impact, if any, has not yet been determined. The Company has responded to previous inspection findings by implementing an extensive program to enhance its quality systems to comply with the FDA Quality System Regulations and Good Manufacturing Practices requirements and their regulatory equivalents under the Medical Device Directive in the European Community where its other manufacturing sites are located. Failure to comply with applicable regulations could result in product recalls, injunctions preventing shipment of the Company’s products, or other enforcement actions that could have a significant financial impact.

     The Company is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In most cases, the Notices of Violation involved no or only a minor fine or penalty. During the past five (5) years, such fines or penalties have not exceeded $10,000. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws and regulations, may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers is included in this report as the last section of Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in the definitive Proxy Statement to be dated March 1, 2002, and to be filed with the Commission relating to the Company’s 2002 Annual Meeting of Shareholders, which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 2002 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11. EXECUTIVE COMPENSATION

     The section entitled “Executive Compensation” in the definitive Proxy Statement dated March 1, 2002, and to be filed with the Commission relating to the Company’s 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled “Election of Directors” in the definitive Proxy Statement to be dated March 1, 2002, and to be filed with the Commission relating to the Company’s 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement to be dated March 1, 2002, and to be filed with the Commission relating to the Company’s 2002 Annual Meeting of Shareholders, are incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)		The following documents have been filed as a part of this report or, where noted, incorporated by reference:

	(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 31.

	(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 14(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 31.

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

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 14 (c) of this report:

	10.1	Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended June 2, 2001.)

	10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company’s 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999.)

	10.3	Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999.)

	10.4	Form of Stock Award granted to certain executive officers. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999.)

	10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000.)

	10.6	Hillenbrand Industries, Inc. Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000.)

	10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

	10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

	10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

	10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

	10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

Other Exhibits

	21	Subsidiaries of the Registrant

	23	Consent of Independent Accountants

(b)	Reports on Form 8-K

During the quarter ended December 1, 2001, the Company filed two reports on Form 8-K.

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

SCHEDULE II

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Years Ended December 1, 2001, December 2, 2000 and November 27, 1999
(Dollars in millions)

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS(a)	RECOVERIES(b)	OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and discounts - accounts receivable:
Year Ended:
December 1, 2001	$61	$4	$13	$34	$44

December 2, 2000	$54	$3	$44	$40	$61

November 27, 1999	$29	$10	$27	$12	$54

(a)	Reduction of gross revenues for uncollectable health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses.
(b)	Generally reflects the write-off of specific receivables against recorded reserves.

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD

Allowances for unusual charges:
Year Ended:
December 1, 2001
Severance and Employee Benefit Costs	$2	$14	$—	$11	$5
Other Plant Closing Costs	$1	$2	$—	$2	$1
Field Corrective Action	$4	$—	$—	$4	$—
Retirement of CEO	$8	$—	$—	$1	$7

	$15	$16	$—	$18	$13

December 2, 2000
Severance and Employee Benefit Costs	$9	$1	$—	$8	$2
Other Plant Closing Costs	$4	$—	$—	$3	$1
Field Corrective Action	$8	$—	$—	$4	$4
Retirement of CEO	$—	$8	$—	$—	$8

	$21	$9	$—	$15	$15

November 27, 1999
Inventory	$3	$—	$—	$3	$—
Severance and Employee Benefit Costs	$10	$11	$—	$12	$9
Other Plant Closing Costs	$7	$4	$—	$7	$4
Field Corrective Action	$—	$8	$—	$—	$8

	$20	$23	$—	$22	$21

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/	Frederick W. Rockwood

Frederick W. Rockwood President and Chief Executive Officer

Dated: February 7, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ray J. Hillenbrand Ray J. Hillenbrand Chairman of the Board	/s/ Leonard Granoff Leonard Granoff Director

/s/ Scott K. Sorensen Scott K. Sorensen Vice President and Chief Financial Officer	/s/ John C. Hancock John C. Hancock Director

/s/ James D. Van De Velde James D. Van De Velde Vice President and Chief Accounting Officer	/s/ Daniel A. Hillenbrand Daniel A. Hillenbrand Chairman Emeritus and Director

/s/ Gregory N. Miller Gregory N. Miller Vice President and Controller	/s/ John A. Hillenbrand II John A. Hillenbrand II Director

/s/ Peter F. Coffaro Peter F. Coffaro Director	/s/ W August Hillenbrand W August Hillenbrand Director

/s/ Edward S. Davis Edward S. Davis Director	/s/ Frederick W. Rockwood Frederick W. Rockwood Director

Dated: February 7, 2002

HILLENBRAND INDUSTRIES, INC.
INDEX TO EXHIBITS

3.1	Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Form of Amended Bylaws of the Registrant

10.1	Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended June 2, 2001.)

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company’s 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999.)

10.3	Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999.)

10.4	Form of Stock Award granted to certain executive officers. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999.)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000.)

10.6	Hillenbrand Industries, Inc. Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000.)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001.)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants