Form 10-Q
period 2002-03-31
HILLENBRAND INDUSTRIES INC
filed 2002-05-15
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002    Commission File No. 1-6651

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

Common Stock, without par value — 62,808,274 as of May 8, 2002.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

			Page

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)

	Statements of Consolidated Income for the Quarterly and Six Month Periods Ended 3/31/02 and 3/31/01		3

	Condensed Consolidated Balance Sheets at 3/31/02 and 12/01/01		4

	Condensed Statements of Consolidated Cash Flows for the Six Month Periods Ended 3/31/02 and 3/31/01		5

	Notes to Condensed Consolidated Financial Statements		6-14

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1	5-27

PART II - OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders		28

Item 6 -	Exhibits and Reports on Form 8-K		28

SIGNATURES			29

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	03/31/02	03/31/01	03/31/02	03/31/01

	(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$191	$182	$430	$428
Health Care therapy rentals	82	88	169	160
Funeral Services sales	165	165	323	332
Insurance revenues	95	96	154	192

Total revenues	533	531	1,076	1,112
Cost of revenues:
Health Care cost of goods sold	98	103	217	225
Health Care therapy rental expenses	42	56	87	114
Funeral Services cost of goods sold	75	79	147	162
Insurance cost of revenues	79	80	158	162

Total cost of revenues	294	318	609	663

Gross profit	239	213	467	449

Other operating expenses	154	144	309	302
Unusual charges (expense), net (Note 6)	—	(20)	(11)	(26)

Operating profit	85	49	147	121

Interest expense	(4)	(6)	(9)	(13)
Investment income	2	3	6	10
Other income (expense), net	(1)	(1)	(4)	(1)

Income before income taxes	82	45	140	117
Income taxes (Note 7)	29	16	24	42

Net income	$53	$29	$116	$75

Basic and diluted earnings
per common share (Note 3)	$.85	$.46	$1.85	$1.20

Dividends per common share	$.31	$.21	$.52	$.41

Average shares outstanding-basic (thousands)	62,969	62,701	62,880	62,687

Average shares outstanding-diluted (thousands)	63,268	62,887	63,138	62,869

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	3/31/02	12/01/01

	(In Millions)
ASSETS Current assets:
Cash, cash equivalents and short-term investments	$286	$284
Trade receivables, net	349	395
Inventories	103	103
Other	103	86

Total current assets	841	868
Equipment leased to others, net	61	60
Property, net	206	206
Other assets:
Intangible assets, net	202	199
Other	92	98

Total other assets	294	297
Insurance assets:
Investments	2,762	2,755
Deferred policy acquisition costs	684	673
Deferred income taxes	102	78
Other	111	112

Total insurance assets	3,659	3,618

Total assets	$5,061	$5,049

LIABILITIES
Current liabilities:
Trade accounts payable	$56	$63
Other	215	257

Total current liabilities	271	320
Other liabilities:
Long-term debt	299	305
Other long-term liabilities	96	91
Deferred income taxes	10	8

Total other liabilities	405	404
Insurance liabilities:
Benefit reserves	2,494	2,436
Unearned revenue	789	793
Other	73	70

Total insurance liabilities	3,356	3,299

Total liabilities	4,032	4,023

Commitments and contingencies (Note 5)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	42	34
Retained earnings	1,557	1,514
Accumulated other comprehensive (loss) (Note 4)	(89)	(34)
Treasury stock	(485)	(492)

Total shareholders’ equity	1,029	1,026

Total liabilities and shareholders’ equity	$5,061	$5,049

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows

	Year-To-Date Period Ended

	03/31/02	03/31/01

	(In Millions)
Net income	$116	$75
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	46	52
Change in noncurrent deferred income taxes	11	2
Gain on sale of business	(1)	—
Change in net working capital excluding cash and current debt	(74)	(23)
Change in insurance items:
Deferred policy acquisition costs	(16)	(20)
Unearned revenue	2	21
Other insurance items, net	45	22
Insurance investment impairments	33	7
Other, net	15	24

Net cash provided by operating activities	177	160

Investing activities:
Capital expenditures	(59)	(58)
Proceeds on disposal of fixed assets and equipment leased to others	5	5
Proceeds on sale of business	8	—
Insurance investments:
Purchases	(1,171)	(699)
Proceeds on maturities	508	130
Proceeds on sales	536	481

Net cash used in investing activities	(173)	(141)

Financing activities:
Reductions to debt, net	(2)	(52)
Payment of cash dividends	(32)	(26)
Exercise of options	10	2
Treasury stock acquisitions	(3)	(5)
Insurance deposits received	185	188
Insurance benefits paid	(144)	(140)

Net cash provided by (used in) financing activities	14	(33)

Effect of exchange rate changes on cash	(1)	1

Total cash flows	17	(13)
Cash, cash equivalents and short-term investments:
At beginning of period	269	188

At end of period	$286	$175

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company,” “Batesville Casket Company,” and “Forethought Financial Services,” and deviations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

In a Form 8-K dated October 8, 2001, the Company announced that its board of directors had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. This Form 10-Q is the second Form 10-Q to be filed under the new fiscal year ending September 30. This Form 10-Q presents quarterly reporting periods from January 1, 2002 to March 31, 2002 and December 31, 2000 to March 31, 2001 and year-to-date reporting periods from September 30, 2001 to March 31, 2002 (26 weeks) and September 24, 2000 to March 31, 2001 (27 weeks). The prior year was recast for comparison purposes from previously announced results to reflect the change in the Company’s fiscal year end to September 30.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	3/31/02	12/01/01

Allowance for possible losses and discounts on trade receivables	$42	$44
Inventories
Finished Products	$70	$69
Work in Process	22	22
Raw Materials	11	12

Total Inventory	$103	$103

Accumulated depreciation of equipment leased to others and property	$573	$575
Accumulated amortization of intangible assets	$129	$128

	3/31/02	12/01/01

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

Basic earnings per common share were computed by dividing net income by the average number of common shares outstanding including the effect of deferred vested shares under the Company’s Senior Executive Compensation Program. Diluted earnings per common share were computed consistent with the basic earnings per share calculation including the effect of potentially dilutive unissued common shares relating to stock options. Potential common shares arising from shares awarded under the Company’s various stock-based compensation plans, including the 1996 Stock Option Plan, did not have a material effect on diluted earnings per common share in any of the periods presented. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	03/31/02	03/31/01	03/31/02	03/31/01

Net income (in thousands)	$53,513	$28,497	$116,585	$74,989
Average shares outstanding-basic	62,969	62,701	62,880	62,687
Average shares outstanding-diluted	63,268	62,887	63,138	62,869
Basic and diluted earnings per common share	$.85	$.46	$1.85	$1.20

4.	Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows (in millions):

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	03/31/02	03/31/01	03/31/02	03/31/01

Net income	$53	$29	$116	$75
Net change in unrealized gain	(29)	31	(34)	44
(loss) on available-for-sale securities
Foreign currency translation adjustment	(2)	6	(4)	(3)

Comprehensive income (loss)	$22	$66	$78	$116

The composition of accumulated other comprehensive (loss) at March 31, 2002 and December 1, 2001 is the cumulative adjustment for unrealized gains (losses) on available-for-sale securities of ($67) and ($15) million, respectively, and the foreign currency translation adjustment of ($22) and ($19) million, respectively.

5.	Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and Medical Retro Design, Inc. (collectively, the “plaintiffs”), filed suit against Hillenbrand Industries, Inc., and its subsidiary Hill-Rom Company, Inc., in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs allege violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They seek monetary damages totaling in excess of $350 million, trebling of any damages that may be allowed by the court, recovery of attorneys’ fees, and injunctions to prevent further alleged unlawful activities. On November 20, 1996, the Company filed a Counterclaim to the above action against KCI in the U.S. District Court in San Antonio, Texas. The Counterclaim alleges, among other things, that KCI has attempted to monopolize the therapeutic bed market, interfere with the Company’s and Hill-Rom’s business relationships by conducting a campaign of anticompetitive conduct, and abused the legal process for its own advantage. The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in August 2002. The Company believes it has meritorious defenses to the claims against it and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. The jury trial is scheduled to begin in late May 2002. The court required Hill-Rom to provide a corporate $50 million bond. If Hill-Rom is ultimately unsuccessful in the patent infringement case on the merits and Ohmeda can prove damages, Ohmeda can recover those damages against the corporate bond. The Company has not recorded any loss provision relative to this matter.

Batesville Casket Company and certain funeral homes are subject to a suit filed in the State Superior Court, Lake County, California, alleging violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. The plaintiff sought statewide injunctive relief, attorneys’ fees, costs, and restitution on sales of protective caskets, which depending on the relevant time period could have involved sales in excess of $100 million. Batesville Casket and the plaintiff reached a tentative settlement in the first quarter of 2002, subject to further negotiation and court approval, which is not material to the Company’s financial condition, results of operations, or cash flows.

Hill-Rom manufactures and distributes medical devices that are regulated by the Food and Drug Administration (FDA) in the United States and similar agencies in other countries. The regulations adopted and standards imposed by these agencies evolve over time and require Hill-Rom to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies routinely inspect Hill-Rom’s facilities, as with other medical device manufacturers. If Hill-Rom fails to comply with applicable regulations and standards, determined upon inspections or otherwise, Hill-Rom may have to recall products and cease their manufacture and distribution.

In the past, Hill-Rom has engaged in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Hill-Rom has also implemented an extensive program to enhance its quality systems to comply with the FDA Quality System Regulation and Good Manufacturing Practices requirements and the regulatory equivalents under the Medical Device Directive in the European Union where its other manufacturing sites are located.

Over the past year most of Hill-Rom’s United States facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on financial condition, results of operations or cash flow.

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

2002 Actions

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the first quarter was $11 million and the cash component was $4 million. These net charges were reflected within the Unusual charges line of the Statement of Consolidated Income.

Batesville Casket announced a streamlining effort through the reduction of approximately 90 employees in the United States. The total estimated cost of this action was $1 million, which was recorded as an unusual charge in the Statement of Consolidated Income. As of March 31, 2002, nearly half of the payments have been made to the employees affected.

Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions were $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for a company website that will no longer be used to generate revenue for Forethought’s customers by working with the end consumer to establish a pre-need arrangement. As of March 31, 2002, Forethought has closed the Canadian office and stopped selling new insurance policies in Canada.

Hill-Rom also announced additional streamlining efforts in the first quarter of 2002. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected. There has been no change in this accrual as of March 31, 2002.

Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate parent level.

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

As of March 31, 2002, all employees impacted by the plan have been terminated and $11 million of the related costs have been incurred. Hill-Rom expects substantially all employee reduction costs to be incurred by the end of the third quarter of fiscal 2002.

In September of 2001, Batesville Casket announced the realignment of certain operations, incurring an unusual charge of $1 million.

Other

The reserve balances for the above plans included in other current liabilities approximated $6 million and $9 million as of March 31, 2002 and December 1, 2001, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $3 million and $4 million as of March 31, 2002 and December 1, 2001, respectively.

7.	Income Taxes

The income tax provision in 2002 reflects the first quarter reversal of $26 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary. During the first quarter of 2002, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of tax reserves and recognition in income of approximately $18 million. During the first fiscal quarter the Company also recognized the benefit of approximately $8 million of operating loss carryforwards and other tax attributes in certain foreign jurisdictions. Excluding the effect of these reversals, the effective tax rate in 2002 would have been 35.0% compared to 36.0% in the comparable prior year period.

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

Based on criteria established in SFAS No. 131, the Company’s reporting segments are Health Care (Hill-Rom), Funeral Services Products (Batesville Casket Company — Batesville) and Funeral Services Insurance (Forethought Financial Services — Forethought). Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income.

Financial information regarding the Company’s reportable segments is presented below:

		Funeral Services		Corporate
	Health			and Other
	Care	Products	Insurance	Expense	Consolidated

Quarterly Period Ended
March 31, 2002

Net revenues	$273	$165	$95	$—	$533
Income before income taxes	$39	$50	$9	$(16)	$82
Net income	$25	$33	$6	$(11)	$53

Quarterly Period Ended
March 31, 2001

Net revenues	$270	$165	$96	$—	$531
Income before income taxes and unusual items	$26	$46	$9	$(16)	$65
Net income before unusual items	$17	$29	$6	$(10)	$42
Unusual items (after taxes) (a)					$(13)

Net income					$29

		Funeral Services		Corporate
	Health			and Other
	Care	Products	Insurance	Expense	Consolidated

Year-to-Date Period Ended
March 31, 2002

Net revenues	$599	$323	$154	$—	$1,076
Income before income taxes and unusual items	$108	$93	$(16)	$(34)	$151
Net income before unusual items	$70	$61	$(11)	$3	$123
Unusual items (after taxes) (b)					$(7)

Net income					$116

Year-to-Date Period Ended
March 31, 2001

Net revenues	$588	$332	$192	$—	$1,112
Income before income taxes and unusual items	$73	$92	$14	$(36)	$143
Net income before unusual items	$47	$59	$9	$(23)	$92
Unusual items (after taxes) (c)					$(17)

Net income					$75

(a)	Reflects a $13 million (after tax) charge for business realignment and workforce reduction activities and certain asset impairments.

(b)	Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as prior costs incurred were favorable to those originally expected.

(c)	Reflects a $17 million (after tax) net charge for the retirement of the Company’s Chief Executive Officer, the realignment of certain operations, workforce reduction activities and certain asset impairments partially offset by a gain on the sale of two idled facilities, which were closed as part of a prior unusual charge, and the partial reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

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

In October, 2001, the Company announced that its board of directors had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. Due to this change, Management’s Discussion and Analysis of Financial Condition and Results of Operations presents quarterly reporting periods from January 1, 2002 to March 31, 2002 and December 31, 2000 to March 31, 2001 and year-to-date reporting periods from September 30, 2001 to March 31, 2002 (26 weeks) and September 24, 2000 to March 31, 2001 (27 weeks). The prior year was recast for comparison purposes from previously announced results to reflect the change in the Company’s fiscal year end to September 30.

Second Quarter 2002 Compared to Second Quarter 2001

Consolidated revenues of $533 million increased $2 million compared to $531 million in 2001. Excluding the sale of a small subsidiary in the first quarter of 2002, the exiting of certain products and net investment capital gains and losses at Forethought in the second quarters of 2002 and 2001, revenue would have increased approximately $31 million, or 5.8%. Operating profit was up 73.5%, or $36 million to $85 million and net income increased $24 million, or 82.8%, to $53 million compared to $29 million last year. Earnings per share of $.85 was up $.39, or 84.8%, compared to $.46 in 2001.

Results for the second quarter of 2001 included a $20 million charge related to the realignment of the home care and long-term care businesses and an organizational streamlining effort at Hill-Rom. The 2001 charge is included in the Unusual charges line of the Statement of Consolidated Income. Excluding the 2001 second quarter special item mentioned above, operating profit increased 23.2%, net income increased approximately 26.2% and earnings per share would have been $.66 in 2001 compared to $.85 in 2002, a 28.8% increase.

Revenues

Health Care

Health Care sales were up $9 million, or 4.9%, to $191 million compared to $182 million in the prior year. This increase was primarily due to continued strength in Hill-Rom’s shipments to its acute care customers, especially the TotalCare SpO2RT™ bed. This favorability was partially offset by decreased shipments to long-term care customers resulting from the discontinuation of certain product offerings in 2001, decreased shipments of information and ambulatory products, a slight decline in European revenues and a $1.1 million negative currency impact. Excluding a $13 million decline in revenue due to the exiting of certain long-term care products at Hill-Rom, revenue would have increased approximately $22 million or 12.1%. Overall, an increase in net product revenues after discounts, or realized rate, and improved product mix was partially offset by a decline in volume. Health Care sales were a little lower than expected for the quarter due to some orders moving for shipment to later in the fiscal year. Health Care therapy rental revenues of $82 million declined $6 million, or 6.8%. This decrease was due to lower units in use compared to last year, the sale of a small subsidiary in October 2001, the exiting of certain home care products and slightly lower revenue in Europe. Excluding the sale of a small subsidiary and the exiting of certain home care products, revenues would have declined approximately $2 million, or 2.3%. Overall, Hill-Rom experienced a decrease in rate and volume partially offset by an improvement in the mix of product rented. North American therapy rental revenues, which includes acute care and long-term care customers, increased 1.0% compared to last year.

Funeral Services

Funeral Services products sales of $165 million were flat compared to 2001. Overall, a decline in volume across virtually all product lines was offset by a more favorable mix of products sold and an increase in realized rate compared to last year. Insurance revenues of $95 million were down slightly compared to $96 million in the second quarter of 2001. Revenues were negatively impacted by $5 million of bond impairments and $2 million of realized capital losses in the quarter. Excluding impairments and capital gains and losses in 2002 and 2001, revenues would have increased approximately 12.1%. This increase is primarily due to an increase in earned premium revenue due to increased policies in-force year over year. Investment income was flat compared to the second quarter of 2001 due to weakness in Forethought’s high yield bond portfolio, lower high yield bond portfolio holdings and the move into lower yielding investments and lower interest rates on new investments.

Gross Profit

Health Care

Gross profit on Health Care sales increased $14 million, or 17.7%, to $93 million and as a percentage of sales was 48.7% compared to 43.4% in 2001. Gross profit was positively impacted by an increased realized rate, favorable product mix and continued improvements in production costs partially offset by decreased volume. Health Care therapy rental gross profit was $40 million compared to $32 million in 2001, a 25.0% improvement. As a percentage of revenues, gross profit was 48.8% compared to 36.4% last year. This increase was due to an overall better-realized rate, reduced field service costs resulting from the organizational streamlining efforts previously announced in February 2001 and general cost containment efforts.

Funeral Services

Funeral Services products sales gross profit of $90 million was up $4 million, or 4.7%, compared to $86 million in 2001. As a percentage of sales, gross profit was

54.5% in the second quarter of 2002 compared to 52.1% for the same period in 2001. This 240 basis point improvement resulted from a more favorable mix of products being sold, an increase in the realized rate and continued improvements and efficiencies in production costs partially offset by a decline in volume. Distribution costs associated with Funeral products sales were $21 million or 12.7% of revenues and are included in operating expenses.

Funeral Services insurance operating profit for the second quarter was $9 million, which is flat compared to last year. A $1 million decline in revenue, due to the items mentioned earlier, was offset by favorable operating expenses.

Other operating expenses (including insurance operations) increased $10 million to $154 million compared to $144 million in 2001. As a percentage of revenues, operating expenses were 28.9% compared to 27.1% last year. The dollar increase was primarily due to additional investments in business development and process transformation activities, quality improvement initiatives at Hill-Rom and increased incentive compensation expense partially offset by favorable distribution and marketing and selling costs along with decreased amortization expense due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” on December 2, 2001.

Interest expense of $4 million decreased $2 million compared to 2001. In the fourth quarter of 2001, the Company completed a series of swaps, classified as fair value hedges, converting $150 million of long-term debt from fixed interest rates to variable interest rates lowering interest expense by approximately $1.5 million for the quarter. The average variable interest rate as of March 31, 2002 was 4.12%. Investment income was down $1 million to $2 million due to considerably lower interest rates despite an increase in the Company’s cash, cash equivalents and short-term investments balance.

The effective income tax rate was 35.0% in the second quarter compared to 36.0% in 2001. The decrease in the effective tax rate was primarily the result of domestic and international restructuring initiatives implemented in the current year along with enhanced benefits from prior year tax initiatives.

Six Months 2002 Compared to Six Months 2001

Except as noted below, the factors affecting the second quarter comparisons also affected the year-to-date comparisons.

Consolidated revenues of $1,076 million decreased 3.2%, or $36 million, compared to $1,112 million in 2001. Operating profit was up $26 million, or 21.5%, to $147 million and net income of $116 million increased $41 million, or 54.7%. Year-to-date earnings per share of $1.85 increased 54.2% compared to $1.20 for the first six months of 2001.

Results for the first quarter of 2002 included certain items consisting of a net unusual charge of $7 million, net-of-tax, ($.11 per share) related to continued streamlining efforts and the impairment of certain underperforming assets, partially offset by the reversal of a 1999 provision due to actual costs incurred being favorable to those originally expected. Also included in the 2002 results were net capital losses of $21 million, net-of-tax, in Forethought’s investment portfolio arising from realized gains and losses on disposition of securities and bond impairment charges. Of that amount, first quarter 2002 bond impairments and realized losses in the high-yield bond portfolio of $15 million, net-of-tax, ($.23 per share) were recorded as Forethought assessed this portfolio in the first quarter of 2002 in light of significant deterioration in the credit markets. Year-to-date results also include the reversal of $26 million ($.40 per share) of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary. Overall, the 2002 items mentioned above, including high-yield bond impairments and realized losses, increased net income by $4 million and earnings per share by $.06. Results for 2001 include a net unusual charge of $17 million, net-of-tax, ($.26 per share) related to the realignment of the home care and long-term care businesses, an organizational streamlining effort at Hill-Rom, the realignment of certain other operations and the retirement of the Company’s former Chief Executive Officer partially offset by gains on the sale of two facilities included in prior unusual charges and the partial reversal of a 1999 provision due to actual costs incurred being favorable to those originally expected. Excluding the items described above, year-to-date earnings per share for 2002 would have been $1.79 compared to $1.46 in 2001, a 22.6% increase.

Revenues

Health Care

Health Care sales of $430 million were up $2 million compared to 2001. Increased shipments to Hill-Rom acute care customers were partially offset by decreased shipments in the export and long-term care markets, a slight decline in Europe and the sale of a small subsidiary in October 2001. Health Care therapy rental revenues increased $9 million, or 5.6%, to $169 million compared to $160 million last year. This increase was due to an overall increase in realized rate, primarily due to improvements in home care collections compared to the prior year which included provisions for uncollectible Medicare receivables, partially offset by lower units in use compared to last year, the sale of a small subsidiary in October 2001 and lower revenue in Europe. Overall, Hill-Rom experienced an increase in average realized rate partially offset by a decrease in volume and unfavorable mix. North American therapy rental revenues, which includes acute care and long-term care customers, increased 2.3% compared to last year.

Funeral Services

Funeral Services products sales declined $9 million, or 2.7%, to $323 million compared to $332 million last year. This decrease was due to declines in volume across virtually all product lines and the inclusion of an additional week of revenues in the first quarter of 2001 partially offset by an increase in realized rate and a favorable mix of products sold compared to last year. Insurance revenues of $154 million were down 19.8%, or $38 million, compared to last year. Revenues were negatively impacted by $33 million of bond impairments, primarily in the high yield bond portfolio. For the year, realized capital gains have nearly offset realized capital losses. Excluding impairments and capital gains and losses in 2002 and 2001, revenues would have declined 1.3%. Earned premium revenue increased approximately $5 million due to an increase in the number of policies in-force year over year. Investment income was down approximately $6 million compared to 2001 due to weakness in Forethought’s high yield bond portfolio, movement out of the high yield bond portfolio into lower yielding investments and lower interest rates on new investments.

Gross Profit

Health Care

Gross profit from Health Care sales was $213 million, a $10 million, or 4.9%, increase over last year. Gross profit was 49.5% compared to 47.4% of sales in 2002 and 2001, respectively, and was positively impacted by a favorable realized rate, favorable product mix and continued improvements in production costs partially offset by decreased volume and increased warranty costs. Health Care therapy gross profit increased $36 million, or 78.3%, to $82 million. As a percentage of sales, gross profit was 48.5% compared to 28.8% in 2001. This dramatic change is due to a better overall realized rate, especially in home care as the prior year included provisions for uncollectible Medicare receivables, and achieved benefits from organizational streamlining efforts previously announced in February 2001 partially offset by decreased mix and volume.

Funeral Services

Gross profit from Funeral Services sales rose $6 million, or 3.5%, to $176 million despite a 2.7% decrease in revenue. As a percentage of sales, gross profit was 54.5% compared to 51.2% in 2001. Distribution costs associated with Funeral products sales were $41 million or 12.7% of revenues and are included in operating expenses.

Funeral Services insurance operating loss was $26 million compared to a profit of $13 million in 2001. During 2002 Forethought incurred $10 million of unusual charges and $33 million of bond impairments and realized losses. Excluding these two items and $3 million of net capital gains and $1 million of unusual charges in 2001, the year-to-date operating profit would have been $17 million, an increase of $6 million compared to last year. This increase is primarily due to favorable cost of revenues and operating expenses.

Other operating expenses (including insurance operations) increased $7 million, or 2.3%, to $309 million compared to $302 million in 2001 and also increased as a percentage of sales from 27.2% in 2001 to 28.7% in 2002.

Interest expense decreased $4 million, or 30.8%, to $9 million. Interest expense has decreased by approximately $2.5 million year-to-date due to the use of interest rate swaps to convert $150 million of long-term debt from fixed interest rates to variable interest rates. Investment income was down $4 million to $6 million compared to $10 million last year due to considerably lower interest rates despite an increase in the Company’s cash, cash equivalents and short-term investments balance. Other expense, net increased $3 million primarily due to the loss on the sale of an asset and other miscellaneous items.

Liquidity and Capital Resources

Net cash flows from operating activities and selected borrowings represent the Company’s primary sources of funds for growth of the business, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements and its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest rate swaps which would not be material. The Company is in the process of arranging for bank financing in the range of $400 million to $500 million to provide additional flexibility in the execution of its business strategies.

During the first half of 2002, net cash generated by operating activities increased $17 million to $177 million compared to $160 million in 2001. Operating cash flows were positively impacted by an increase in net income, decreased inventories and increased accounts payable. Items that were unfavorable to operating cash flow included increased accounts receivable, other current assets and a decrease in other current liabilities. Lastly, insurance investment impairments were $26 million higher than the prior year.

Net cash used in investing activities increased $32 million to $173 million primarily due to the effects of investment activities at Forethought, partially offset by the proceeds received from the sale of a small business.

Net cash provided by financing activities increased $47 million to $14 million compared to $33 million of cash used in 2001. The increase was due to the repayment of $52 million of debt in 2001 and an increase in options exercised in 2002 partially offset by an increase of $6 million in dividends paid to shareholders in the current year.

As of March 31, 2002, cash, cash equivalents and short-term investments (excluding investments of insurance operations) had increased $17 million to $286 million compared to September 29, 2001.

Unusual Charges

2002 Actions

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. The total net charge for the first quarter was $11 million and the cash component was $4 million. These net charges were reflected within the Unusual charges line of the Statement of Consolidated Income.

Batesville Casket announced a streamlining effort through the reduction of approximately 90 employees in the United States. The total estimated cost of this action was $1 million, which was recorded as an unusual charge in the Statement of

Consolidated Income. As of March 31, 2002, nearly half of the payments have been made to the employees affected.

Forethought announced a plan to reduce its operating cost structure, to write-down the value of an impaired asset and to discontinue certain operations. The estimated cost of these actions necessitated an unusual charge of $10 million. The cash component of this charge was $2 million.

Included in the cost-cutting actions at Forethought was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office. Estimated costs for the work force and office closing actions were $1 million and $3 million, respectively. The unusual charge also included $6 million relative to an intangible asset impairment for a website that will no longer be used to generate revenue for Forethought’s customers by working with the end consumer to establish a pre-need arrangement. As of March 31, 2002, Forethought has closed the Canadian office and stopped selling new insurance policies in Canada.

Hill-Rom also announced additional streamlining efforts in the first quarter of 2002. The estimated cost of this action, which is entirely severance, necessitated an unusual charge of $1 million. This charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those originally expected. There has been no change in this accrual as of March 31, 2002.

Lastly, the Company incurred a $1 million unusual charge for an impaired investment asset held at the corporate parent level.

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

As of March 31, 2002, all employees impacted by the plan have been terminated and $11 million of the related costs have been incurred. Hill-Rom expects substantially all employee reduction costs to be incurred by the end of the third quarter of fiscal 2002.

In September of 2001, Batesville Casket announced the realignment of certain operations, incurring an unusual charge of $1 million.

Other

The reserve balances for the above plans included in other current liabilities approximated $6 million and $9 million as of March 31, 2002 and December 1, 2001, respectively. The reserve balance included in other long-term liabilities for certain retirement obligations was approximately $3 million and $4 million as of March 31, 2002 and December 1, 2001, respectively.

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

Critical Accounting Policies

The accounting policies described below require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the notes to our consolidated financial statements included within our Annual Report on Form 10-K for fiscal 2001 as previously filed.

Insurance Investments

At March 31, 2002, the carrying value of our insurance investment portfolio was $2,762 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

When we sell a security we report the difference between the sale proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.

We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security’s net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

Our evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At March 31, 2002, our accumulated other comprehensive loss included unrealized losses on investments of $70 million, net-of-tax; we consider all such declines in estimated fair value to be temporary.

Estimated fair values for our investments are determined based on market values provided by broker/dealers or internally developed methods. Our internally developed methods require us to make judgments about the security’s credit quality, liquidity and market spread.

We seek to closely match the estimated duration of our invested assets to the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and liabilities could have a material impact on results of operations and financial position.

Insurance Deferred Policy Acquisition Costs

At March 31, 2002, the balance of our deferred policy acquisition costs was $684 million. The recovery of these costs is dependent on the future profitability of the related business.

Each year, we evaluate the recoverability of the unamortized balance of deferred policy acquisition costs. We consider estimated future gross profits or future revenues, expected mortality or morbidity, interest earned and credited rates, persistency and expenses in determining whether the balance is recoverable. If we determine a portion of the unamortized balance is not recoverable, it is charged to amortization expense.

The assumptions we use to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial position.

Insurance Benefit Reserves

At March 31, 2002, the total balance of our liabilities for insurance products was $2,494 million. We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation and funeral costs. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed our reserves and have a material adverse effect on results of operations and financial condition.

Liabilities for Loss Contingencies Related to Lawsuits

We are involved on an ongoing basis in lawsuits relating to our operations, including antitrust, patent infringement, business practices, commercial transactions, product liability, employee related and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on results of operations and financial position.

Accounting Standards

As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted on this date because its prior fiscal year ended on December 1, 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, “Intangible Assets.” Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company’s goodwill amortization expense has historically approximated $7 million to $9 million annually. The Company has evaluated the impact of the initial transition impairment assessment on its financial statements and results of operations and has determined that there are no impairment losses based on this Standard as of March 31, 2002. The effect on the comparable prior year period would have been an increase to net income of less that $2 million, assuming the Company adopted this Standard on December 3, 2000 and suspended goodwill amortization expense for the four month period.

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

Factors That May Affect Future Results

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “expect,” “may,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,”

or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, or future operating results or the ability to generate sales, income or cash flow or increase market share in a market are forward-looking statements.

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

•	The Company is involved in legal proceedings relating to antitrust laws and patent infringement. An unfavorable decision in any of these proceedings could have a material adverse effect on the Company’s business, results of operations and financial condition.

•	Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions with a significant impact on operations and financial condition.

•	Equipment sales and rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s healthcare business.

•	Unexpected negative performance of the insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for the Company’s products and business, results of operations and financial condition of the Company.

•	The death care business is susceptible to changes in death and burial rates mainly in the United States. Death and burial rates are difficult to predict with great certainty for any period. After analyzing preliminary data from the Center for Disease Control and other sources, we believe death rates in the

United States have fallen slightly and cremation rates have increased slightly compared to 2001.

•	Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

•	The loss of one or more major customer or group purchasing organization contracts in any of the Company’s businesses could adversely affect the demand for the Company’s products and its business, results of operations and financial condition.

•	The Company has undertaken several realignment and cost reduction activities to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions may not materialize as anticipated.

•	Product liability or other liability claims could preclude introduction of products into the market place or adversely affect the Company’s business, results of operations and financial condition.

•	Environmental laws may create exposure to financial liability and restrictions on operations.

•	Failure to comply with domestic and foreign government regulations may delay or prevent new product introductions or affect the Company’s ability to manufacture and distribute its products.

•	Any delay or inability to integrate acquired businesses could adversely affect the Company’s business, financial condition and results of operations.

•	Foreign operations are subject to political, economic, currency and other risks that could adversely impact the Company’s financial condition, operating results or cash flow.

•	The business could be materially adversely affected if the Company is unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products or if its products are determined to infringe the rights of others.

A reader should not put undue reliance on any forward-looking statements.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on April 9, 2002. Matters voted upon by proxy were: The election of three directors nominated for three year terms expiring in 2005, the ratification of the Board of Director’s appointment of PricewaterhouseCoopers LLP as independent accountants of the Company and the approval of the Hillenbrand Industries, Inc. Stock Incentive Plan.

	Voted
	For	Withheld

Election of directors in Class III for terms expiring in 2005:
John C. Hancock	54,775,656	1,970,675
John A. Hillenbrand II	55,521,892	1,224,439
Frederick W. Rockwood	50,569,890	6,176,441

Messrs. Peter F. Coffaro, Edward S. Davis, Leonard Granoff and W August Hillenbrand will continue to serve as Class I directors and Messrs. Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors.

	Voted	Voted
	For	Against	Abstained

Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent accountants	55,228,918	1,470,945	46,468
Proposal to approve the Hillenbrand Industries, Inc. Stock Incentive Plan	43,785,497	6,940,764	1,140,495

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A	Exhibits

	Exhibit 10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders.)
B	Reports on Form 8-K

There were no reports filed on Form 8-K during the second quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE:	May 9, 2002	BY: /S/ Scott K. Sorensen Scott K. Sorensen Vice President and Chief Financial Officer

DATE:	May 9, 2002	BY: /S/ Gregory N. Miller Gregory N. Miller Vice President and Controller