Form 10-Q
period 2002-06-30
HILLENBRAND INDUSTRIES INC
filed 2002-08-13
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002       Commission File No. 1-6651

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

Yes         Ö                                              No_________

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value – 61,692,406 as of August 2, 2002.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

			Page

PART I - FINANCIAL INFORMATION

Item 1	–	Financial Statements (Unaudited)

		Statements of Consolidated Income for the Quarterly and Nine Month Periods Ended 6/30/02 and 6/30/01	3

		Condensed Consolidated Balance Sheets at 6/30/02 and 12/01/01	4

		Condensed Statements of Consolidated Cash Flows for the Nine Month Periods Ended 6/30/02 and 6/30/01	5

		Notes to Condensed Consolidated Financial Statements	6–14

Item 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–31

PART II - OTHER INFORMATION

Item 5	–	Other Information	32–34

Item 6	–	Exhibits and Reports on Form 8-K	34

SIGNATURES			35

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	06/30/02	06/30/01	06/30/02	06/30/01

	(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$205	$200	$635	$628
Health Care therapy rentals	80	84	249	244
Funeral Services sales	149	150	472	482
Insurance revenues	62	95	216	287

Total revenues	496	529	1,572	1,641

Cost of revenues:
Health Care cost of goods sold	110	109	327	334
Health Care therapy rental expenses	42	54	129	168
Funeral Services cost of goods sold	67	72	214	234
Insurance cost of revenues	82	78	240	240

Total cost of revenues	301	313	910	976

Gross profit	195	216	662	665

Other operating expenses	152	146	461	448

Unusual charges, net (Note 6)	–	–	(11)	(26)

Operating profit	43	70	190	191

Interest expense	(4)	(6)	(13)	(19)

Investment income	3	4	9	14

Other income (expense), net	(3)	–	(7)	(1)

Income before income taxes	39	68	179	185

Income taxes (Note 7)	6	25	30	67

Net income	$33	$43	$149	$118

Earnings per common share – basic (Note 3)	$0.52	$0.69	$2.38	$1.89

Earnings per common share – diluted (Note 3)	$0.52	$0.69	$2.37	$1.88

Dividends per common share	$0.23	$0.21	$0.75	$0.62

Average shares outstanding-basic (thousands)	62,944	62,757	62,877	62,712

Average shares outstanding-diluted (thousands)	63,272	62,990	63,159	62,908

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS	6/30/02	12/01/01

	(In Millions)
Current assets:
Cash, cash equivalents and short–term investments	$297	$284
Trade receivables, net	332	395
Inventories	104	103
Other	109	86

Total current assets	842	868

Equipment leased to others, net	64	60
Property, net	208	206

Other assets:
Intangible assets, net	212	199
Other	94	98

Total other assets	306	297

Insurance assets:
Investments	2,854	2,755
Deferred policy acquisition costs	690	673
Deferred income taxes	84	78
Other	111	112

Total insurance assets	3,739	3,618

Total assets	$5,159	$5,049

LIABILITIES

Current liabilities:
Trade accounts payable	$62	$63
Other	216	257

Total current liabilities	278	320
Other liabilities:
Long-term debt	307	305
Other long-term liabilities	95	91
Deferred income taxes	10	8

Total other liabilities	412	404
Insurance liabilities:
Benefit reserves	2,542	2,436
Unearned revenue	789	793
Other	75	70

Total insurance liabilities	3,406	3,299

Total liabilities	4,096	4,023

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	42	34
Retained earnings	1,575	1,514
Accumulated other comprehensive (loss) (Note 4)	(35)	(34)
Treasury stock	(523)	(492)

Total shareholders’ equity	1,063	1,026

Total liabilities and shareholders’ equity	$5,159	$5,049

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Statements of Consolidated Cash Flows

	Year-To-Date Period Ended

	06/30/02	06/30/01

	(In Millions)

Net income	$149	$118
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	65	74
Change in noncurrent deferred income taxes	–	(1)
Gain on sale of business	(1)	–
Change in net working capital excluding cash and current debt	(57)	10
Change in insurance items:
Deferred policy acquisition costs	(23)	(32)
Unearned revenue	3	28
Other insurance items, net	64	29
Insurance investment impairments	65	20
Other, net	19	29

Net cash provided by operating activities	284	275

Investing activities:
Capital expenditures	(90)	(84)
Proceeds on disposal of fixed assets and equipment leased to others	5	9
Proceeds on sale of business	8	–
Insurance investments:
Purchases	(1,466)	(1,156)
Proceeds on maturities	583	200
Proceeds on sales	712	814

Net cash used in investing activities	(248)	(217)

Financing activities:
Reductions to debt, net	(2)	(52)
Payment of cash dividends	(47)	(39)
Exercise of options	12	7
Treasury stock acquisitions	(43)	(5)
Insurance deposits received	281	279
Insurance benefits paid	(209)	(206)

Net cash used in financing activities	(8)	(16)

Effect of exchange rate changes on cash	–	–

Total cash flows	28	42

Cash, cash equivalents and short-term investments:
At beginning of period	269	188

At end of period	$297	$230

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company or HRC,” “Batesville Casket Company or BCC,” and “Forethought Financial Services or FFS,” and deviations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

In a Form 8-K dated October 8, 2001, the Company announced that its board of directors had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. This Form 10-Q is the third Form 10-Q to be filed under the new fiscal year ending September 30. This Form 10-Q presents quarterly reporting periods from April 1, 2002 to June 30, 2002 and April 1, 2001 to June 30, 2001 and year-to-date reporting periods from October 1, 2001 to June 30, 2002 (39 weeks) and September 24, 2000 to June 30, 2001 (40 weeks). The prior year was recast for comparison purposes from previously announced results to reflect the change in the Company’s fiscal year end to September 30.

The Company has historically consolidated the results of certain of its foreign operations on a one-month lag. With the change in fiscal years and improved closing processes for these operations, use of the one-month lag will be discontinued in 2002. This will result in the inclusion of four months of operating results for such operations in the fourth quarter. Revenues related to the inclusion of this fourth month are expected to approximate $12 to $15 million. This will not have a material impact on operating profit results.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	6/30/02	12/01/01

Allowance for possible losses and
discounts on trade receivables	$38	$44

Inventories
Finished Products	$72	$69
Work in Process	21	22
Raw Materials	11	12

Total Inventory	$104	$103

Accumulated depreciation of equipment
leased to others and property	$566	$575

Accumulated amortization of intangible assets	$132	$128

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

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
Earnings per share is calculated as follows:

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	06/30/02	06/30/01	06/30/02	06/30/01

Net income (in thousands)	$32,854	$43,284	$149,439	$118,273
Average shares outstanding-basic	62,944	62,757	62,877	62,712
Average shares outstanding-diluted	63,272	62,990	63,159	62,908
Basic earnings per common share	$0.52	$0.69	$2.38	$1.89
Diluted earnings per common share	$0.52	$0.69	$2.37	$1.88

4.	Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows (in millions):
	Quarterly		Year-To-Date
	Period Ended		Period Ended

	06/30/02	06/30/01	06/30/02	06/30/01

Net income	$33	$43	$149	$118

Net change in unrealized gain (loss) on available-for-sale securities	50	(35)	16	9

Foreign currency translation adjustment	4	(7)	–	(10)

Comprehensive income (loss)	$87	$1	$165	$117

The composition of accumulated other comprehensive (loss) at June 30, 2002 and December 1, 2001 is the cumulative adjustment for unrealized gains (losses) on available-for-sale securities of ($17) and ($15) million, respectively, and the foreign currency translation adjustment of ($18) and ($19) million, respectively.

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

The original claims by the plaintiffs against Hillenbrand Industries and the counterclaims by the Company against KCI are currently scheduled to go to trial in late August 2002. A preliminary verdict with respect to the trial is expected prior to issuance of the Company’s 2002 financial statements. The Company believes it has meritorious defenses to the claims against it and is aggressively defending itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs.

In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. A jury trial on this matter was held in May 2002, with the jury finding on behalf of Hill-Rom. The trial for determination of damages is scheduled for September 2002. If Ohmeda were to be ultimately successful in an appeal and prove damages, Ohmeda could recover damages against the Company. The Company has not recorded any gain or loss relative to this matter.

Batesville Casket Company and certain funeral homes are subject to a suit filed in the State Superior Court, Lake County, California, alleging violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. The plaintiff sought statewide injunctive relief, attorneys’ fees, costs, and restitution on sales of protective caskets, which depending on the relevant time period could have involved sales in excess of $100 million. Batesville Casket and the plaintiff reached a settlement in the first quarter of 2002, subject to court approval. The settlement amount is not material to the Company’s financial condition, results of operations, or cash flows. In the event the settlement agreement is not approved, the parties could proceed to trial in December 2002. The Company believes it has meritorious defenses to the claims against it and would aggressively defend itself against all allegations. Accordingly, it has not recorded any loss provision relative to damages sought by the plaintiffs in excess of the settlement amount.

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

As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Hill-Rom has also implemented an extensive program to enhance its quality systems to comply with the FDA Quality System Regulation and Good Manufacturing Practices requirements and the regulatory equivalents under the Medical Device Directive in the European Union where its other manufacturing sites are located.

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

The Company is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Notices of Violation involved no or only a minor fine or penalty. In most cases, the voluntary remediation activities are complete or nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million. The Company has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

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

2002 Actions

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $11 million, with the cash component of the charge approximating $4 million.

Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States at Batesville Casket and a sales force reduction at Hill-Rom.

The impairment charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original Charge	Utilization	Remaining Accrual

Severance and Benefit Costs:
HRC	$1.0	$(1.0)	$–
BCC	1.0	(0.9)	0.1
FFS	1.0	(0.7)	0.3
Closure of Forethought’s
Canadian Office	3.0	(2.5)	0.5

Total	$6.0	$(5.1)	$0.9

2001 Actions

In the first quarter of 2001, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million. Additionally, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. The Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of Mr. Hillenbrand’s retirement agreement.

Also in the first quarter, approximately $2 million of a 1999 charge was reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities idled under prior actions, resulting in cumulative gains of $2 million.

In the second quarter, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefits costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

In the fourth quarter, Batesville Casket announced certain realignment actions, incurring an unusual charge of $1 million. Also during the year the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original Charge	Utilization	Remaining Accrual

Severance and Benefit Costs:
HRC	$12.0	$(10.8)	$1.2
BCC	1.0	(0.6)	0.4
FFS	1.0	(1.0)	–
Corporate	8.0	(2.6)	5.4

Total	$22.0	$(15.0)	$7.0

Other

Of the reserve balances outlined above, approximately $3 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2002 or shortly thereafter.

7.	Income Taxes

The income tax provision in 2002 reflects the first quarter reversal of $26 million and the third quarter reversal of $6 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary.

During the first quarter of 2002, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of tax reserves and recognition in income of approximately $18 million. Also during the first quarter, the Company recognized the benefit of approximately $8 million of operating loss carryforwards and other tax attributes in certain foreign jurisdictions. In the third quarter, the Company recognized the release of $6 million of tax reserves associated with the resolution of certain domestic and foreign tax matters.

Excluding the effect of these reversals, the effective tax rate in 2002 would have been approximately 34.0% compared to 36.0% in the comparable prior year period. The effective tax rate was adjusted downward in the third quarter reflecting the continuing benefit of recent tax initiatives undertaken by the Company.

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

Financial information regarding the Company’s reportable segments is presented below:

		Funeral Services		Corporate
	Health			and Other
	Care	Products	Insurance	Expense	Consolidated

Quarterly Period Ended June 30, 2002

Net revenues	$285	$149	$62	$–	$496
Income before income taxes	$33	$42	$(25)	$(11)	$39
Net income (a)	$22	$28	$(17)	$–	$33

Quarterly Period Ended
June 30, 2001

Net revenues	$284	$150	$95	$–	$529
Income before income taxes	$38	$39	$8	$(17)	$68
Net income	$24	$25	$5	$(11)	$43

		Funeral Services		Corporate
	Health			and Other
	Care	Products	Insurance	Expense	Consolidated

Year-to-Date Period Ended June 30, 2002

Net revenues	$884	$472	$216	$–	$1,572
Income before income taxes
and unusual items	$141	$136	$(42)	$(45)	$190
Net income before unusual items (a)	$92	$89	$(28)	$3	$156
Unusual items (after taxes) (b)					$(7)

Net income					$149

Year-to-Date Period Ended
June 30, 2001

Net revenues	$872	$482	$287	$–	$1,641
Income before income taxes
and unusual items	$112	$131	$22	$(54)	$211
Net income before unusual items	$71	$84	$14	$(34)	$135
Unusual items (after taxes) (c)					$(17)

Net income					$118

(a)	Corporate and Other Expense includes the first quarter reversal of $26 million and the third quarter reversal of $6 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary.
(b)	Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as prior costs incurred were favorable to those originally expected.
(c)	Reflects a $17 million (after tax) net charge for the retirement of the Company’s Chief Executive Officer, the realignment of certain operations, workforce reduction activities and certain asset impairments partially offset by a gain on the sale of two idled facilities, which were closed as part of a prior unusual charge, and the partial reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

9.	Subsequent Events

On August 2, 2002, the Company entered into two new unsecured credit facilities consisting of $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N. A. and Citicorp USA, Inc. (as Administrative Agent and Syndication Agent, respectively) consist of a $250 million 364-day senior revolving credit facility and a $250 million three-year senior revolving credit facility. Borrowings under the Credit Facilities bear interest at variable rates, as defined. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time to meet certain specified conditions. These conditions include maximum debt to capital, absence of default under the facilities and continued accuracy of the representations and warranties contained in the Credit Facilities.

During July, the Company repurchased 445,000 shares of its common stock at a cost of $22 million.

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

In October, 2001, the Company announced that its board of directors had approved a change in the Company’s fiscal year end from the Saturday nearest November 30 each year to September 30, effective in 2002. Due to this change, Management’s Discussion and Analysis of Financial Condition and Results of Operations presents quarterly reporting periods from April 1, 2002 to June 30, 2002 and April 1, 2001 to June 30, 2001 and year-to-date reporting periods from October 1, 2001 to June 30, 2002 (39 weeks) and September 24, 2000 to June 30, 2001 (40 weeks). The prior year was recast for comparison purposes from previously announced results to reflect the change in the Company’s fiscal year end to September 30.

Unless otherwise indicated, financial comparisons between periods correspond to the periods set forth in the heading of each section.

Third Quarter 2002 Compared to Third Quarter 2001

Consolidated revenues of $496 million in 2002 decreased $33 million compared to $529 million in 2001. The decrease in revenue is primarily attributable to a $33 million impairment charge recognized by Forethought during the quarter with respect to its investment portfolio. Also negatively impacting revenues were the continuing effects of the prior year exit of certain product lines and the sale of a small Health Care subsidiary in the first quarter of 2002. Excluding the impacts of these items, revenues would have increased 1.6% over the levels experienced in 2001. Operating profit decreased $27 million to $43 million in 2002 from $70 million in 2001. Earnings per share also declined $0.17 per share to $0.52 per share in 2002 from $0.69 per share in 2001.

Revenues, operating profit and earnings per share were all negatively impacted by the $33 million impairment charge recognized at Forethought. These losses were incurred primarily within the telecommunications sector of Forethought’s investment portfolio, including approximately $12 million resulting from investments in WorldCom Inc. bonds. Positively impacting net income for the quarter was the release of $6 million of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. Excluding the effect of the impairment charge, operating profit would have increased 8.6% to $76 million in 2002 from $70 million in 2001. Excluding the impairment charge and the release of tax reserves, earnings per share would have increased 10.1% to $0.76 per share in 2002, up from $0.69 per share in 2001.

Revenues:

Health Care

Health Care sales increased $5 million to $205 million in 2002 compared to $200 million in 2001. Strong performance continued during the quarter in acute care sales, especially with respect to the Advanta™ bed and Total Care SpO2RT™ bed systems. Strong acute care performance was partially offset by decreases in revenue from communication and ambulatory products and a $3.9 million decline in European sales, primarily in Germany and France. Also negatively impacting the year over year sales comparison was the continuing impact of the prior year exit of certain product lines and the sale of a small subsidiary in the first quarter of 2002. Excluding the effects of exiting certain long-term care product lines and the subsidiary sale, revenues would have increased approximately $10 million, or 5.0%, in 2002 when compared to 2001.

Health Care therapy rental revenue decreased $4 million to $80 million in 2002. The decrease can be attributed to lower volumes, including a $1.4 million decline in Europe, primarily in Germany. Also contributing to the decline were the prior year exit of certain product lines within the home care business and the subsidiary sale mentioned earlier. Negative experience in terms of net product revenues after discounts, or realized rate, for the quarter was essentially offset by favorable product mix. Excluding the effects of discontinued products and the subsidiary sale, Health Care therapy rental revenues would have been down only marginally in 2002 when compared to 2001.

Funeral Services:

Funeral Service products revenue of $149 million was essentially flat compared to 2001. Overall, a decline in volume across essentially all product lines was offset with favorable product mix and price realization over the prior year. The volume decline is attributable to lower death rates, coupled with a slightly higher percentage of cremations in 2002.

Insurance revenues, consisting of underwriting and investment revenues, decreased from $95 million in 2001 to $62 million in 2002. Excluding the impact of the $33 million impairment charge recognized during the quarter, as further discussed below, revenues would have been unchanged. Revenues generated by underwriting continue to be strong as earned revenues increased $7 million, or 14.0%, to $57 million in 2002 as a result of increased polices in force. However, the number of policies sold during the quarter declined nearly 6%, primarily as a result of the closure of the Canadian office (see Note 6). Investment performance during the quarter was significantly impacted by the $33 million impairment charge recognized with respect to Forethought’s $2.9 billion investment portfolio. The charge was taken primarily within the telecommunications sector of the portfolio, including approximately $12 million resulting from investments in WorldCom Inc. bonds. Other investments impacted included Nortel, GT Group Telecom, Teleone Europe BV, RCN Corporation, Telewest Communications, Intermedia Communications and Focal Communications. Investment income also continues to be negatively impacted by the effects of impairments, the shift in the portfolio from high yield bonds to lower yielding investment grade bonds, lower overall interest rates on new investments and lower partnership income. Forethought has taken steps to mitigate its risk against future impairments by reducing its exposure to high-yield bonds and lowering the limits for investments in individual securities. Volatility in the securities markets, however, represents a continuing risk to future results of operations.

Gross Profit:

Health Care

Gross profit for Health Care sales increased $4 million from $91 million to $95 million in 2002. As a percentage of sales, gross profit was 46.3% in 2002 compared to 45.5% in 2001. This increase is due to slightly higher revenues, an improved product mix and benefits of cost reduction and realignment efforts, partially offset by higher warranty costs on certain products and other costs associated with the exiting of certain businesses.

Health Care therapy rental gross profit increased to $38 million in 2002, up from $30 million in 2001. As a percentage of sales, gross profit was 47.5% compared to 35.7% in 2001. This increase is attributable to cost reduction efforts and favorable performance resulting from previous realignment efforts, partially offset by volume and realized rate declines.

Funeral Services

Funeral Services gross profit increased $4 million, or 5.1%, to $82 million in 2002. As a percentage of sales, gross profit was 55.0% in 2002 compared to 52.0% in 2001. This increase is due to improved price realization, enhanced product mix, primarily from LifeSymbols™ personalization, continued efficiencies and improvements in manufacturing production costs and savings in purchased material resulting from strategic sourcing initiatives. These favorable developments are partially offset by a decline in volume. As mentioned earlier, volumes are currently down as a result of a lower death rate, coupled with an increase in the percentage of cremations in 2002 compared to 2001. Gross profit percentages are exclusive of distribution costs of $22 million, or approximately 15% of revenues, in 2002, up from $20 million in 2001. Such costs are included in operating expenses for all periods. Funeral Services gross profit is expected to come under some pressure in the fourth quarter of 2002 and future periods as a result of recently enacted steel tariffs.

Insurance operating profit decreased $33 million resulting in a loss of $25 million in 2002 compared with $8 million of profit in 2001. The decrease is due essentially to the impairment charge mentioned above as well as slightly higher variable costs, offset by lower fixed costs resulting from the realignment of operations.

Other

Other operating expenses, including insurance operations, rose $6 million, or 4.1%, from $146 million in 2001 to $152 million in 2002. As a percentage of sales, operating expenses increased to 30.6% in 2002 from 27.6% in 2001 as a result of slightly higher spending and lower revenues. Excluding the impact of the $33 million impairment charge recognized by Forethought during the quarter, the operating expense percentage would have been 28.7%. The increase in operating expenses is primarily attributable to increased business transformation costs, legal expenses, and higher incentive compensation. Business transformation includes information technology infrastructure costs as the Company moves to a single technology platform. The increased legal expenses are associated primarily with trial preparation for the Kinetic Concepts, Inc. antitrust litigation which is scheduled for trial in late August 2002 (See Note 5). These higher costs are partially offset by general cost containment and reduction efforts, along with decreased amortization of goodwill resulting from the current year adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on December 2, 2001.

Interest expense decreased $2 million compared to 2001 due primarily to the impact of executing interest rate swaps to convert $150 million of long-term debt from fixed to variable interest rates in the fourth quarter of 2001. The average variable interest rate on debt covered by the swaps at June 30, 2002 was 4.11%. Investment income was down $1 million to $3 million in 2002 as a result of lower interest rates, despite the higher cash, cash equivalents and short-term investment balances. Other expenses increased $3 million as a result of losses incurred on the sale or disposition of fixed assets and other investment write-downs.

Income taxes for the quarter were favorably impacted by the release of $6 million of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. Exclusive of this release, the effective tax rate would have been 31.5% in 2002 compared to 36.0% in 2001. The decrease in rate is attributable to an adjustment of approximately $1.3 million to bring the effective tax rate for the year in line with the new full year forecasted effective tax rate of 34.0%. The reduction in rate is the result of continuing benefits from recent tax initiatives undertaken by the Company and other opportunities are being evaluated to further reduce the effective tax rate.

Nine Months 2002 Compared to Nine Months 2001

Except as noted below, the factors affecting the third quarter comparisons also affected the year-to-date comparisons.

Consolidated revenues of $1,572 million in 2002 decreased $69 million, or 4.2%, compared to $1,641 million in 2001. Contributing to the decrease in revenue were net capital losses and impairment charges of approximately $65 million recognized by Forethought in 2002 compared with $2 million of net capital gains in 2001. Also contributing to the decline were the continuing effects of the prior year exit of certain product lines and the sale of a small Health Care subsidiary in the first quarter of 2002. Excluding the effect of these items, revenues would have increased 1.2% in 2002. Operating profit remained relatively flat from year to year while diluted earnings per share increased $0.49 per share, or 26.1%, to $2.37 per share in 2002 from $1.88 per share in 2001.

Operating results for the first half of 2002 included net capital losses and impairment charges of $32 million, $21 million net-of-tax, within Forethought’s investment portfolio. Of such amount, $22 million, $15 million net-of-tax ($0.23 per share) related to first quarter losses in the high-yield bond portfolio resulting from a reassessment of such investments in light of significant deterioration in the credit markets at that time. Further, in the third quarter an additional impairment charge of approximately $33 million, $21 million net-of-tax ($0.34 per share) was recognized by Forethought in response to continued turmoil in the credit markets underlying the high-yield and telecommunications sectors. Also impacting operating results in the first quarter of 2002 was a net unusual charge of $11 million, $7 million net-of-tax ($0.11 per share), associated primarily with continuing streamlining efforts at all Hillenbrand companies and the impairment of a technology asset at Forethought (see Note 6). Comparable results for 2001 were also negatively impacted by a net unusual charge of $26 million, $17 million net-of-tax ($0.26 per share) primarily related to the realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, along with costs incurred with respect to the retirement of the Company’s former Chief Executive Officer. Excluding the impact of the first and third quarter Forethought impairment charges resulting from the deteriorating credit markets, along with the net unusual charges outlined above, consolidated operating profit would have approximated $256 million in 2002 compared with $217 million in 2001, an increase of $39 million, or 18.0%.

In addition to the above matters impacting operating earnings, during the first and third quarters the Company also recognized the release of approximately $32 million ($0.50 per share) of previously provided tax reserves, $26 million in the first quarter and $6 million in the third quarter. Such reserves, which were established for potential disallowances and valuation allowances for foreign operating losses, were no longer considered necessary based on the resolution of certain domestic and foreign tax matters, including audit settlements and improvement in foreign operating results. Excluding the impact of such reversals, along with the other items described in the preceding paragraph, diluted earnings per share would have been $2.55 per share in 2002 compared with $2.14 per share in 2001, an increase of $0.41 per share, or 19.2%.

Revenues:

Health Care

Health Care sales increased $7 million to $635 million in 2002 compared to $628 million in 2001. Acute care sales continue to be strong, specifically with the Total Care SpO2RT™ and Advanta™ bed systems. This strong performance was partially offset by decreased revenue associated with communications and ambulatory products and a $4 million decline in European sales, primarily in Germany. Also adversely impacting sales in the current year were the prior year exit of certain product lines and the sale of a small subsidiary. Excluding the effects of the subsidiary sale and the exiting of certain product lines, revenues in 2002 would have increased approximately $30 million, or nearly 5.0%, over 2001.

Health Care therapy rental revenue increased $5 million to $249 million compared to 2001. This increase is due primarily to improved rate realization, especially in home care where the prior year period included provisions for uncollectible receivables. Partially offsetting the improved rate was an unfavorable product mix, lower units in use and lower revenue in Europe, most notably in Germany and the United Kingdom.

Funeral Services:

Funeral Service product sales declined $10 million, or 2.1%, to $472 million compared to $482 million in 2001. Overall, a decline in volume across essentially all product lines along with an additional week of revenues in the first quarter of 2001 was only partially offset by favorable product mix and price realization. Lower death rates, along with continuing growth in cremations, continue to negatively impact product revenues.

Insurance revenues, consisting of underwriting and investment revenues, decreased $71 million to $216 million in 2002. Excluding net capital gains (losses) and impairment charges in each period, revenues would have decreased approximately $4 million in 2002. As with the third quarter, the year-to-date underwriting business continues to perform well, with earned revenues increasing $11 million, or 7.5%, over 2001 to $158 million. The number of policies sold in 2002, however, is down approximately 15% from 2001. This decline is primarily the result of the closure of the Canadian office (see Note 6) and a significant reduction in trust rollovers from 2001, the timing of which is difficult to predict. As previously highlighted, investment revenues in 2002 have been heavily impacted by net capital losses and impairment charges. In addition, such revenues have suffered as Forethought is forced to invest in lower yielding securities under the current interest rate environment .. Overall, investment revenues are down approximately $80 million in 2002, $67 million associated with the change in net capital gains (losses) and impairments and the remaining $13 million related to lower investment returns on invested assets.

Gross Profit:

Health Care

Gross profit from Health Care sales were $308 million, a 4.8% increase over the $294 million achieved in 2001. As a percentage of sales, gross profit increased to 48.5% in 2002 from 46.8% in 2001, primarily due to improved product mix and cost reduction and realignment efforts, partially offset by higher warranty costs.

Health Care therapy rental gross profit rose 57.9% to $120 million in 2002 and as a percentage of sales were 48.2% compared to 31.1% in 2001. The increased gross profit margin for Health Care therapy rentals is attributable to continued cost savings generated from the sales force restructuring of the prior year and other cost containment efforts in the Acute Care and European markets. Also contributing to this increase are favorable comparisons in the year over year period with respect to uncollectible receivables in the home care market as a result of the exit of certain home care product lines in the prior year. These favorable developments were partially offset by decreased volume and a poorer product mix.

Funeral Services

Funeral Services gross profit rose 4.0%, to $258 million, up $10 million from $248 million in 2001. Gross profit as a percentage of sales was 54.7% compared to 51.5% in 2001. This increase is due to improved price realization, enhanced product mix, continued efficiencies in manufacturing and benefits achieved from strategic sourcing initiatives, which were partially offset by reductions in volume in essentially all product lines. Gross profit percentages are exclusive of distribution costs of $63 million, or approximately 13% of revenues, in 2002, essentially flat with 2001. Such costs are included in operating expenses for all periods.

Insurance operating profit decreased approximately $73 million resulting in a loss of $52 million in 2002 compared to a profit of $21 million in 2001. This decrease is driven primarily by net investment losses and impairments and lower investment income of $67 million and $13 million, respectively, as previously discussed. Significant efforts by Forethought to reduce its fixed cost structure resulted in lower expenses, more than offsetting the $10 million of business realignment actions undertaken by Forethought in the first quarter of 2002 (see Note 6).

Other

Other operating expenses, including insurance operations, increased to $461 million from $448 million in 2001. Such expenses also increased as a percentage of sales from 27.3% to 29.3%. Excluding the impact of the $65 million of net capital losses and impairment charges recognized by Forethought during 2002, the operating expense percentage would have been 28.2%. The increase in operating expenses is attributable to the same factors driving the increase in the third quarter.

Interest expense decreased $6 million, or 31.6%, to $13 million. This decrease is primarily related to the impact of previously described interest rate swaps and the resulting conversion of certain debt obligations to variable interest rates in a favorable interest rate environment. Investment income is down $5 million to $9 million in 2002, despite higher average invested amounts, as a result of the lower interest rates. Other expenses have increased to $7 million from $1 million in 2001 as a result of losses incurred on the sale or disposition of fixed assets and other investment write-downs.

Income taxes in 2002 have been favorably impacted by the release of approximately $32 million of tax reserves as previously described. Absent such reversals, the full year effective tax rate would approximate 34.0% compared to 36.0% in 2001. Tax initiatives undertaken by the Company continue to benefit the effective tax rate and further opportunities are being evaluated.

Liquidity and Capital Resources

Net cash flows from operating activities and selected borrowings represent the Company’s primary sources of funds for growth of the business, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements, other than routine operating leases, and its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest rate swaps which would not have a material financial impact on the Company.

During the first nine months of 2002, net cash generated by operating activities increased $9 million to $284 million compared to $275 million in 2001. Operating cash flows were positively impacted by an increase in net income, lower inventories, increased accounts payable, and favorable movements within the insurance business despite higher impairments. These favorable impacts were partially offset by increased other current assets and a decrease in other current liabilities.

Net cash used in investing activities increased $31 million to $248 million primarily due to the effects of investment activities at Forethought and slightly higher capital spending, partially offset by the proceeds received from the sale of a small business.

Net cash used in financing activities decreased to $8 million compared to $16 million in 2001. The decrease was due to the repayment of $52 million of debt in 2001, along with an increase in proceeds from the exercise of stock options in 2002. These positive developments are partially offset by increases in the acquisition of treasury stock of $38 million and dividends paid to shareholders of $8 million in the current year. During the quarter the Company repurchased 696,000 shares of its common stock at a cost of $40 million. An additional 445,000 shares were acquired in July 2002 at a cost of $22 million.

As of June 30, 2002, cash, cash equivalents and short-term investments (excluding investments of insurance operations) had increased $28 million to $297 million compared to September 29, 2001.

On August 2, 2002 the Company entered into two new unsecured credit facilities consisting of $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N.A. and Citicorp USA, Inc. (as Administrative Agent and Syndication Agent, respectively) consist of a $250 million 364-day senior revolving credit facility and a $250 million three-year senior revolving credit facility. Borrowings under the Credit Facilities bear interest at variable rates, as defined. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time to meet certain specified conditions. These conditions include maximum debt to capital, absence of default under the facilities and continued accuracy of the representations and warranties contained in the Credit Facilities.

The Company believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional equity or debt in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

Unusual Charges

2002 Actions

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $11 million, with the cash component of the charge approximating $4 million.

Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States at Batesville Casket and a sales force reduction at Hill-Rom.

The impairment charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original Charge	Utilization	Remaining Accrual

Severance and Benefit Costs:
HRC	$1.0	$(1.0)	$–
BCC	1.0	(0.9)	0.1
FFS	1.0	(0.7)	0.3
Closure of Forethought’s
Canadian Office	3.0	(2.5)	0.5

Total	$6.0	$(5.1)	$0.9

2001 Actions

In the first quarter of 2001, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million. Additionally, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. The Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of Mr. Hillenbrand’s retirement agreement.

Also in the first quarter, approximately $2 million of a 1999 charge was reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities under prior actions, resulting in cumulative gains of $2 million.

In the second quarter, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefits costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

In the fourth quarter, Batesville Casket announced certain realignment actions, incurring an unusual charge of $1 million. Also during the year the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original Charge	Utilization	Remaining Accrual

Severance and Benefit Costs:
HRC	$12.0	$(10.8)	$1.2
BCC	1.0	(0.6)	0.4
FFS	1.0	(1.0)	–
Corporate	8.0	(2.6)	5.4

Total	$22.0	$(15.0)	$7.0

Other

Of the reserve balances outlined above, approximately $3 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2002 or shortly thereafter.

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

Insurance Investments

At June 30, 2002, the carrying value of our insurance investment portfolio was $2,854 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

Our evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At June 30, 2002, our accumulated other comprehensive loss included unrealized losses on investments of $19 million, net-of-tax; we consider all such declines in estimated fair value to be temporary.

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

Insurance Deferred Policy Acquisition Costs

At June 30, 2002, the balance of our deferred policy acquisition costs was $690 million. The recovery of these costs is dependent on the future profitability of the related business.

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

Insurance Benefit Reserves

At June 30, 2002, the total balance of our liabilities for insurance products was $2,542 million. We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation and funeral costs. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed our reserves and have a material adverse effect on results of operations and financial condition.

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

Accounting Standards

As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted on this date because its prior fiscal year ended on December 1, 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements and supercedes APB Opinion No. 17, “Intangible Assets.” Under this Standard existing intangible assets will be evaluated for possible impairment at the date of transition and periodically thereafter. In addition, goodwill and certain other indefinite-lived intangible assets will no longer be amortized. The Company’s goodwill amortization expense has historically approximated $7 million to $9 million annually. The Company has evaluated the impact of the initial transition impairment assessment on its financial statements and results of operations and has determined that there are no impairment losses to be recorded. The effect on the comparable prior year period would have been an increase to net income of less than $3 million, assuming the Company adopted this Standard on December 3, 2000 and suspended goodwill amortization expense for the seven month period.

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in August 2001. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 on October 1, 2002 and does not expect that this Standard will have a material effect on its consolidated financial statements or results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued

operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No. 144 on October 1, 2002 and does not expect that this Standard will have a material impact on its consolidated financial statements or results of operations.

In May 2002, the FASB issued SFAS No. 145. This Standard rescinds certain prior standards and amends others to make various technical corrections. Areas addressed under this Standard include the reporting of debt extinguishments, clarifications associated with the accounting for leases and various other technical corrections to a wide variety of existing accounting literature. The Company will adopt the provisions of SFAS No. 145 on October 1, 2002 and does not expect that such adoption will have a material impact on its consolidated financial statements or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. The Company will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but does not expect adoption to have any material impact on its consolidated financial statements or results of operations.

Factors That May Affect Future Results

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “mitigate,” “evaluate,” “attempt,” “could,” “future,” “expect, ” “may,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, or future operating results or the ability to generate sales, income or cash flow or increase market share in a market are forward-looking statements.

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors - many of which are beyond the

Company’s control - that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made. Some of these factors are described below. There are other factors besides those described or incorporated in this report and in other documents filed with the SEC that could cause actual conditions, events or results to differ from those in the forward-looking statements.

•	The Company is involved in legal proceedings relating to antitrust laws and patent infringement. An unfavorable decision in any of these proceedings could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition.

•	Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions with a significant impact on results of operations, cash flows and financial condition.

•	Equipment sales and rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s healthcare business.

•	Unexpected negative performance of the insurance investment portfolio, in addition to the impairment charges discussed earlier within “Management’s Discussion and Analysis of Financial Condition”, could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	The principal raw materials used by the Company in its operations are wood and steel. The prices of these and other raw materials are quite volatile and increase and decrease over time due to a number of factors beyond the Company’s control including changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates, and in some cases, governmental regulation. The Company does not engage in hedging transactions with respect to raw material purchases. Failure to engage in such transactions may result in increased price volatility, with resulting adverse effects on results of operations. In addition, the Company’s dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect the Company until arrangements with alternate suppliers could be made. Historically, the Company has been able to anticipate and react to changing raw material prices and availability through its purchasing practices and price adjustments so as to avoid any material adverse affect on profitability and supply. However, there can be no assurance that the Company will be able to do so in the future.

•	A downturn in health care capital spending or the market for pre-need insurance products could adversely affect the demand for the Company’s products and business and its results of operations, cash flows and financial condition.

•	The death care business is susceptible to changes in death and burial rates mainly in the United States. Death and burial rates are difficult to predict with great certainty for any period. After analyzing preliminary data from the Center for Disease Control and other sources, we believe death rates in the United States have fallen slightly and cremation rates have increased slightly compared to 2001.

•	Future financial performance will depend on the successful introduction of new products into the marketplace. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

•	The loss of one or more major customer or group purchasing organization contracts in any of the Company’s businesses could adversely affect the demand for the Company’s products and its business, results of operations and financial condition.

•	The Company has undertaken several realignment and cost reduction activities to become more efficient, enhance productivity and better serve customers. While management believes these activities will be successful and will increase shareholder value, there is always the possibility that these initiatives could take longer than expected and cost reductions may not materialize as anticipated.

•	Product liability or other liability claims could preclude introduction of products into the market place or adversely affect the Company’s business, results of operations, cash flows and financial condition.

•	Environmental laws may create exposure to financial liability and restrictions on operations.

•	Failure to comply with domestic and foreign government regulations may delay or prevent new product introductions or affect the Company’s ability to manufacture and distribute its products.

•	Any delay or inability to integrate acquired businesses could adversely affect the Company’s results of operations, cash flows and financial condition.

•	Foreign operations are subject to political, economic, currency and other risks that could adversely impact the Company’s results of operations, cash flows and financial condition.

•	The business could be materially adversely affected if the Company is unable to maintain the proprietary nature of its intellectual property with respect to its significant current or proposed products or if its products are determined to infringe the rights of others.

A reader should not put undue reliance on any forward-looking statements.

PART II - OTHER INFORMATION

Item 5.	OTHER INFORMATION

The following information augments the information contained in the relevant filings that have been made by the Company with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, since the date immediately preceding the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2001.

The Company owns and operates jet aircraft in connection with its business. The Company generally limits usage of these aircraft to former and current Chairman of the Board and Chief Executive Officers of the Company for personal purposes to the extent they are not being utilized for Company business. During the fiscal year ended December 1, 2001, the Company’s average cost of operating these aircraft was $2,739 per hour. While the Company does not charge its directors and executive officers for the use of its aircraft for personal purposes, it does report as taxable income to the Internal Revenue Service the value of the transportation services rendered based upon Internal Revenue Service formulas. The table below sets forth certain information regarding the use of the Company’s aircraft by directors and executive officers for personal purposes during the fiscal year ended December 1, 2001:

Name	Position	Number of Hours Used	Cost to the Company at $2,739 per Hour

W August Hillenbrand	Director	29.40	$80,527

Daniel A. Hillenbrand	Director	41.20	$112,847

Ray J. Hillenbrand	Chairman of the Board	26.25	$71,899[1]

Frederick W. Rockwood	President and Chief Executive Officer	30.25	$82,855

Scott K. Sorensen	Vice President and Chief Financial Officer	19.00	$52,041

As previously disclosed, Daniel A. Hillenbrand, a former Chairman of the Board of the Company, had a ten-year Consulting Agreement with the Company that expired by its stated terms on May 31, 1999. Pursuant to a memorandum agreement between Mr. Hillenbrand and a former Chief Executive Officer of the Company, the Company confirmed that Mr. Hillenbrand’s compensation payments under the Consulting Agreement would cease as of May 31, 1999 but that certain benefits thereunder would continue for the remainder of his life. As a result, the Company continues to pay premiums on a $5 million joint life insurance policy, pay health insurance premiums on a policy covering Mr.

              1This amount was reimbursed to the Company.

Hillenbrand and his wife, reimburse Mr. Hillenbrand for medical expenses that are not covered by insurance, provide an office, secretary and an automobile to Mr. Hillenbrand, together with related miscellaneous expenses, make supplemental pension fund benefit payments and permit Mr. Hillenbrand to use the Company’s corporate aircraft for personal purposes on the same basis as the Company’s executive officers. During the fiscal year ended December 1, 2001, these benefits aggregated approximately $153,588 (excluding amounts attributable to use of the Company’s aircraft for personal purposes).

As previously disclosed, during 2000 W August Hillenbrand and the Company entered into an agreement relating to Mr. Hillenbrand’s retirement as Chief Executive Officer of the Company on December 2, 2000. Under that agreement, Mr. Hillenbrand agreed to render consulting services to, and refrain from competing with, the Company through September 18, 2005. In addition to his annual consulting fee of approximately $907,000, Mr. Hillenbrand is also entitled to receive a package of benefits similar to those afforded to Daniel A. Hillenbrand. During the fiscal year ended December 1, 2001, these benefits aggregated approximately $396,189 (excluding amounts attributable to use of the Company’s aircraft for personal purposes).

In addition, Messrs. Daniel A. Hillenbrand and W August Hillenbrand rely upon Company personnel to handle the payroll and related tax filings for their household employees. They also purchase various goods and services through the Company from certain of the Company’s local vendors. These advances were repaid as the expenses were incurred. While neither Hillenbrand reimburses the Company for the time spent by Company personnel on his personal matters, the fully absorbed costs of such services during its fiscal year ended December 1, 2001 were nominal.

Various members of the Hillenbrand extended family, including those who are members of the Company’s board of directors other than Ray J. Hillenbrand, rent the Company’s corporate retreat facilities for an aggregate of approximately two-weeks during the summer vacation period and at several other times during the year. During the fiscal year ended December 1, 2001, the extended Hillenbrand family reimbursed the Company approximately $79,000 for such usage based upon the fully absorbed costs of the facility. In addition, members of the Hillenbrand extended family, including those who are members of the Company’s board of directors, occasionally used the family farm on a cost-free basis. The Company estimates that the fully absorbed cost of such additional usage did not exceed $6,000 during its fiscal year ended December 1, 2001.

During the fiscal year ended December 1, 2001, the Company contributed $150,000 to The John A. Hillenbrand Foundation, a public charitable foundation formed in 1950 to promote religious, educational and/or charitable activities in the City of Batesville and the County of Ripley, Indiana. W August Hillenbrand, John A. Hillenbrand II, Daniel A. Hillenbrand and Ray J. Hillenbrand, directors of the Company, are officers and directors of the foundation. Ray J .. Hillenbrand resigned from all positions held with the Foundation on August 1, 2002.

The Company’s board of directors is currently evaluating what changes, if any, the Company should implement in order to achieve compliance with the proposed corporate governance standards of the New York Stock Exchange, Inc., as well as the requirements of the recently enacted Sarbanes-Oxley Act of 2002. In connection with this evaluation, the Company’s board of directors is considering appropriate corporate governance standards and new charters for a corporate governance/nominating committee and its existing audit and compensation committees. In this connection, the Company’s Board of Directors will consider whether the continuation of transactions between the Company and members of its board of directors and executive officers of the sort described in this Item 5 that are not subject to the terms of previously negotiated contractual arrangements is appropriate.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	Exhibit 3.2	Form of Amended Bylaws of the Registrant

	Exhibit 10.12	364-Day Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders.

	Exhibit 10.13	Three-Year Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders.

	Exhibit 99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed one report on Form 8–K.

The Form 8-K dated May 20, 2002 reported under Item 5, Other Events, the Company’s announcement that Peter F. Coffaro, Edward S. (Ned) Davis and Leonard Granoff had announced their retirement from Hillenbrand Industries, Inc.’s board of directors and its board of directors had elected Rolf A. Classon, Charles E. Golden and Peter H. Soderberg to serve on the board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: August 12, 2002	BY: /S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE: August 12, 2002	BY: /S/ Gregory N. Miller

Gregory N. Miller
Vice President and Controller