Form 10-KT
period 2002-09-30
HILLENBRAND INDUSTRIES INC
filed 2003-01-06
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Transition Period from December 2, 2001	Commission File No. 1-6651
to September 30, 2002

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange

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

Yes ☑	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     State the aggregate market value of the common stock held by non-affiliates of the registrant.
          Common Stock, without par value – $2,474,219,113 as of December 17, 2002 (excluding stock held by persons deemed affiliates).

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
          Common Stock, without par value – 61,703,410 as of December 17, 2002.

     Documents incorporated by reference.
          Portions of the 2002 Proxy Statement furnished to Shareholders – Part III.

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. CONTROLS AND PROCEDURES
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EX-10.17 2nd Amendment to 3 Year Credit Agreement
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Independent Accountants
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350
EX-99.3 Code of Ethical Business Conduct
EX-99.4 Corporate Governance Standards for BOD
EX-99.5 Charter of Audit Committee of BOD
EX-99.6 Charter of Finance Committee of BOD
EX-99.7 Charter of Nominating/Corporate Governance
EX-99.8 Charter of Compensation/Mgt Development
EX-99.9 Position Specification for Chairman of BOD
EX-99.10 Position Specification for Member of BOD
EX-99.11 Position Specification - President & CEO

HILLENBRAND INDUSTRIES, INC.
Transition Report on Form 10-K
September 30, 2002

PART I

Item 1. BUSINESS

Hillenbrand Industries, Inc., an Indiana corporation incorporated on August 7, 1969 and headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its three major operating companies serving the health care and funeral services industries. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company” and “Forethought Financial Services”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses. Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated systems for wound and pulmonary care. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a manufacturer of caskets and cremation-related products while Forethought is a provider of funeral planning financial products.

Health Care

Hill-Rom Company, an Indiana corporation, is a recognized leader in the worldwide health care community providing sales, rentals, service and support for products including beds, therapy surfaces, stretchers, infant warmers, incubators, furniture, communication systems, surgical columns, medical gas management systems, modular headwalls and operating room supplies. The Hill-Rom® line of electrically, hydraulically and manually adjustable hospital beds includes models which, through sideguard and pendant controls, can be raised and lowered, retracted and adjusted to varied orthopedic and therapeutic contours and positions. Hill-Rom also manufactures beds for special departments such as intensive care, emergency, perinatal, recovery rooms, neonatal and labor and delivery rooms. Other Hill-Rom® products include nurse call systems, sideguard communications, wood-finished and metal/plastic bedside cabinets, adjustable-height overbed tables, mattresses and upholstered wooden chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communication accessories and electrical services to be distributed in patient rooms.

     Recent product introductions include the TotalCare IntelliDrive™, a power assisted bed transport system, AvantGuard™ medical surgical bed in Europe, Affinity® Three birthing bed, the TotalCare SpO2RT™ Pulmonary therapy bed system and the Versalet® 7700 unit, a combination incubator and infant warmer. The Company continues to expand its line of specialty accessories to improve the efficiency and effectiveness of the health care environment for patients and health care providers.

     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing and development facilities in the United States, France and the United Kingdom. Hill-Rom® products are sold directly to acute and long-term health care facilities throughout the United States, Canada and Europe by Hill-Rom account executives. Hill-Rom has contracts with a number of group purchasing organizations in the United States as well as government purchasers in other countries. A significant portion of Hill-Rom’s sales are made pursuant to these contracts. Most Hill-Rom® products are delivered by Hill-Rom owned trucks. Hill-Rom also sells products through distributorships throughout the world.

     Within the wound care business, CLINITRON® Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON® unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit’s fluidization chamber. Various CLINITRON® products are designed to meet the specific requirements of acute care, long-term care and home-care settings. These products include the Clinitron® Rite-Hite® Air Fluidized Therapy unit, designed to meet the requirements of long-term care facilities and the Clinitron At-Home® unit, which was designed for delivery and use in the home.

     Hill-Rom’s other wound and pulmonary care technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Low airloss products include the Flexicair Eclipse® mattress, a portable, rental mattress replacement for the acute care environment; the Silkair® mattress, a low airloss overlay product for home care; and the V-Cue® mattress, a rotational mattress for pulmonary applications. In addition to the above products, Hill-Rom’s European operations have also introduced the low airloss Primo™ mattress along with the Duo® and Alto™ mattresses, which are pressure relief and alternating pressure mattresses. During 2002, the Clinisert® mattress was introduced, which provides a lower cost non-powered, pressure reducing mattress for the prevention of pressure ulcers.

     Clinical support for Hill-Rom’s wound and pulmonary care therapy systems is provided by a sales force composed primarily of nurses and physician assistants. Technical support is made available by technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Hill-Rom® therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 200 Service Centers located in the United States, Canada and Western Europe.

Funeral Services

Batesville Casket Company, an Indiana Corporation, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells gasketed caskets made of carbon steel, stainless steel, copper, bronze, and wood. It also manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns, cremation containers and other memorialization products used in cremations. In addition, Batesville produces and markets a line of non-gasketed steel caskets. Batesville also supplies selection room display fixturing through its Systems Solutions group.

     Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Batesville’s premium steel caskets also employ a magnesium alloy bar to cathodically help protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is a feature found only on Batesville produced caskets. Hardwood caskets from Batesville are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. In October 2002, Batesville also introduced its Marquetry Collection™, manufactured with a revolutionary new process for veneers that allows for rounded corners and a furniture-grade finished appearance. Batesville’s cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

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

     Batesville offers several other marketing and merchandising programs to funeral directors for both casket and cremation products. Batesville® caskets are marketed by Batesville’s direct sales force to licensed funeral directors operating licensed funeral homes throughout the United States, the United Kingdom, Australia, Canada, Mexico and Puerto Rico. A significant portion of Batesville’s sales are made to large national funeral services providers under contracts Batesville has entered into with several of these customers. Batesville maintains inventory at 82 company-operated Customer Service Centers (CSCs) and five Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.

     Batesville mainly manufactures and distributes products in the U.S. It also has a small manufacturing facility in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico and Australia.

     Forethought Financial Services operates primarily through its life insurance subsidiaries, Forethought Life Insurance Company and Arkansas National Life Insurance Company, its bank, Forethought Federal Savings Bank, and its marketing company, The Forethought Group, Inc. These companies provide funeral planning products and services to consumers through funeral professionals. Forethought’s core products are an insurance-funded funeral plan and a trust-funded funeral plan. The insurance-funded funeral plan consists of two discrete elements: a contract of life insurance between the consumer and a Forethought life insurance company (the “Policy”) and a funeral planning agreement between the consumer and the funeral firm (the “FPA”). The Policy provides whole life coverage and accumulates cash value. The death benefit of the Policy is designed to grow over time. In the FPA, the consumer and the funeral firm agree on the funeral goods and services to be provided and the current price of the consumer’s funeral. The funeral firm then agrees that if the consumer fully funds the Policy, the funeral firm will accept the death benefit of the Policy as payment in full when the consumer dies and the funeral goods and services are provided (referred to in the industry as “at time of need”). In this way, consumers using insurance-funded funeral planning are assured that covered goods and services will be provided at time of need without additional cost. Because the death benefit of the Policy is designed to grow over time, the funeral firm is provided with protection against cost increases.

     Forethought Life Insurance Company also issues life insurance coverage that is not tied to a guaranteed funeral plan. These policies are referred to in the industry as “final expense” coverage. Final expense coverage allows a consumer wishing to set aside funds for his or her funeral to gain immediate insurance protection and to place funds in a tax-advantaged vehicle that is designed to increase in value over time.

     Trust-funded funeral planning offers similar protection, but uses a different contractual framework. In a trust-funded funeral plan, the consumer and the funeral firm enter into a contract in which the funeral firm agrees to provide the goods and services at time of need in exchange for payment by the consumer to the funeral firm (the “Trust Contract”). The Trust Contract is similar to the FPA used for insurance-funded funeral planning in that the consumer and the funeral home agree on the goods and services to be provided at time of need. Unlike the FPA used for insurance-funded funeral planning, the Trust Contract also includes terms and conditions under which the consumer will pay the funeral firm for the planned funeral. The funeral firm, in turn, places these funds in trust with Forethought Federal Savings Bank. These funds are deposited into interest-bearing accounts or publicly traded mutual funds. The consumer does not have a direct contractual relationship with any Forethought entity. At time of need, these funds are distributed in accordance with the Trust Contract. The Trust Contract provides that covered goods and services will be provided at time of need without additional cost to the consumer.

     The Forethought Group, Inc. cooperates with Batesville Casket Company to offer the Total Casket Protection® program. Under this program, the Forethought Group agrees that it will pay a benefit to a funeral director who specifies and delivers a Batesville® casket under a Forethought funded funeral plan at the time the funeral is performed. This benefit is equal to the difference between the wholesale price of the casket at the time the funeral is planned and at the time it is provided.

     Forethought is licensed and authorized to write life insurance in 49 states, Puerto Rico, the District of Columbia, and nine Canadian provinces. Forethought distributes its insurance-funded funeral planning products through funeral firms. In some cases, the funeral director acts as agent for the sale of the Policy; in other cases, a preneed insurance professional works in conjunction with funeral professionals to develop and fund the funeral plan. In all cases, a life insurance agent licensed by the appropriate state authority and appointed by Forethought solicits the Policy. Forethought trust-funded funeral planning products are distributed by funeral planning professionals in 29 states.

     In addition to these core products, Forethought offers marketing and administrative products and services directly to its funeral firm customers. These products and services range from sales and training support and materials to analytical reports to business-to-business back office support through Forethoughtonline.com.

BUSINESS SEGMENT INFORMATION

Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.

     While the Company serves two predominant industries, health care and funeral services, for segment reporting purposes each of the Company’s three major operating companies constitute a reporting segment. The Company’s three reporting segments are Hill-Rom, Batesville Casket and Forethought.

RAW MATERIALS

Principal materials used in Hill-Rom® products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, plastics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors for electrically and hydraulically operated beds and certain other components are purchased from one or more manufacturers.

     Batesville Casket employs carbon and stainless steel, copper and bronze sheet, wood and wood by-products, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets.

     Prices for raw materials and finished goods used in the Company’s products may fluctuate based on a number of factors beyond the Company’s control, and such fluctuations may affect the Company’s profitability. The Company does not engage in hedging transactions with respect to raw material purchases.

     Additionally, although most of the raw materials and finished goods used by the Company in its products are generally available from several sources, certain of these raw materials and finished goods currently are available only from a single source.

     Historically, the Company has been able to anticipate and react to changing raw material and finished good prices and availability through its purchasing practices and price adjustments so as to avoid any material adverse effect on profitability and supply. However, there can be no assurance that the Company will be able to do so in the future. See also the eighth risk factor under the heading “Risk Factors” below.

COMPETITION

Health Care

Hill-Rom is a recognized U.S. industry leader in the sale and rental of electrically and hydraulically operated hospital beds, specialty beds and surfaces for wound and pulmonary care, competing with several other manufacturers, including Stryker Corporation and Kinetic Concepts, Inc. In Europe, Hill-Rom competes with a number of other manufacturers in various countries and believes that it is a leader in the products and services it provides. Hill-Rom competes on the basis of product quality, service to its customers and price.

Funeral Services

Batesville Casket is a recognized North American industry leader in the sale of funeral services products. Batesville competes on the basis of product quality, innovation, personalization, customer service and price, and believes that there are at least two other companies, Aurora Casket Company and Matthews International Corporation, that also manufacture and/or sell funeral services products over a wide geographic area. However, throughout the United States, there are many enterprises that manufacture, assemble, or distribute funeral services products for sale within a limited geographic area.

     Forethought’s guaranteed insurance-funded funeral planning products compete with similar products offered by approximately ten other life insurers. Forethought’s final expense products compete with products offered by a large number of life insurance companies. Forethought is a leader in insurance-funded funeral planning products. Forethought competes in this business primarily on the basis of service to funeral firm customers, compensation to the distribution channel, and price to the consumer. Forethought’s trust-funded funeral planning products compete with similar products offered by banks and trade associations. Forethought competes in this business primarily on the basis of service to funeral firm customers and the return on funds placed in trust by funeral firm customers.

RESEARCH

Each of the Company’s operating subsidiaries conducts research efforts to further develop new products and improve its existing products, as well as to enhance its manufacturing and production methods. All research and development is Company sponsored and expensed as incurred. Research and development expense incurred for the ten-month period ended September 30, 2002 and fiscal years (twelve months) 2001 and 2000 were as follows:

	(millions)
	2002	2001	2000

Research and development expense	$42	$43	$45

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

     The Company’s ability to compete effectively depends, to an extent, on its ability to maintain the proprietary nature of its intellectual property. However, the Company may not be sufficiently protected by its various patents, trademarks and service marks. Additionally, certain of its existing patents, trademarks or service marks may be challenged, invalidated, canceled, narrowed or circumvented. Beyond that, it may not receive the pending or contemplated patents, trademarks or service marks for which it has applied or filed.

     In the past, certain of the Company’s products have been copied and sold by others. The Company tries to vigorously enforce its intellectual property rights. However, the Company cannot assure that the copying and sale of its products by others would not materially adversely affect the sale of its products.

EMPLOYEES

As of September 30, 2002, the Company employed approximately 10,300 persons in its operations, of which approximately 1,700 are members of unions and work under collective bargaining agreements. The collective bargaining agreements have expiration dates ranging from February 2003 to November 2006. Although the Company has not experienced any significant work stoppages as a result of labor disagreements, it cannot assure that such a stoppage will not occur in the future. A labor disturbance at one of the Company’s principal facilities could have a material adverse effect on the Company’s operations.

REGULATORY MATTERS

FDA Regulation

Hill-Rom manufactures and distributes medical devices that are regulated by the Food and Drug Administration (FDA) in the United States and similar agencies in other countries. The regulations adopted and standards imposed by these agencies evolve over time and require Hill-Rom to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies routinely inspect Hill-Rom’s facilities, as with other medical device manufacturers. If

Hill-Rom fails to comply with applicable regulations and standards, determined upon inspections or otherwise, Hill-Rom may have to recall products and cease their manufacture and/or distribution.

     As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Hill-Rom has also implemented an extensive program to enhance its quality systems to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union where its other manufacturing sites are located.

     Over the past two years most of Hill-Rom’s United States facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on financial condition, results of operations and cash flow of the Company.

Health Care Regulation

Hill-Rom’s customers include hospitals and other acute and long-term care facilities that receive reimbursement for certain of the products and services they provide from various third-party payers including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In the Company’s home care rental business, the Company is reimbursed directly by such third party payors. Accordingly, the Company’s customers are significantly affected by changes in reimbursement practices of such third-party payors. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective diagnosis-based payment system resulted in a significant change in how the Company’s health care customers acquire and utilize the Company’s products. This has resulted in reduced utilization and downward pressure on prices. Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which the Company’s customers acquire and use the Company’s products.

Environmental Protection

The Company is subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from its manufacturing processes. In the past, the Company has been identified as a potentially responsible party in investigations of offsite disposal facilities. The Company is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with various environmental authorities in the past, and has been issued Notices of Violation alleging violation of certain permit conditions. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. The Notices of Violation involved no or only minor fines or penalties. In most cases, the voluntary remediation activities are complete or nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

FOREIGN OPERATIONS AND EXPORT SALES

Information about the Company’s foreign operations is set forth in tables relating to geographic information in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.

     The Company’s export revenues constituted less than 10% of consolidated revenues in 2002 and prior years.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company or between any of them and any of the members of the Board of Directors. The following is a list of the executive officers of the Company as of December 17, 2002.

     Frederick W. Rockwood, 55, was elected Chief Executive Officer and President of the Company on December 3, 2000 after being President since December 6, 1999. He has been employed by the Company since 1977. Previous positions held within the Company include President and Chief Executive Officer of Hillenbrand Funeral Services Group, Inc. from 1997 to 1999, President and Chief Executive Officer of Forethought Financial Services, Inc. from 1985 to 1997, Senior Vice President of Corporate Planning and Director of Corporate Strategy. He has also been a management consultant with Bain and Company and Boston Consulting Group. He is also a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed).

     Kenneth A. Camp, 57, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He has been employed by the Company since 1981. Ken previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that position he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.

     Stephen R. Lang, 50, was elected President and Chief Executive Officer of Forethought Financial Services, Inc. on June 29, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. Steve is a 15-year Forethought veteran, holding various positions including Vice President and Chief Operating Officer from 1999 to 2001, Vice President and General Manager from 1995 to 1999, Vice President of Sales, and Vice President of Human Resources.

     R. Ernest Waaser, 46, was elected President and Chief Executive Officer of Hill-Rom on January 22, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He was previously Senior Vice President of AGFA Corporation and President of AGFA’s Medical Imaging Division from 1999 to 2000. Prior to joining AGFA, Ernest was Executive Vice President and Chief Operating Officer of Sterling Diagnostic Imaging, Inc. from 1996 to 1999, a supplier of conventional and digital systems for the capture, communication, display and storage of medical diagnostic images. He also served as Research and Development Director, Diagnostic Imaging, for E. I. DuPont De Nemours & Co., Inc. and in various other management capacities with DuPont.

     Patrick D. de Maynadier, 42, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. From 2000 to 2001 Patrick was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers, and has been President and Chief Executive Officer of SDI Investments, LLC, a currently inactive spin-off of Sterling Diagnostics Imaging, Inc., since 1999. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostics Imaging, Inc. from 1996 to 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a partner in the corporate and securities section of the law firm Bracewell & Patterson, L.L.P.

     Matthew J. Ericksen, 41, was elected Vice President, Corporate Strategy for Hillenbrand Industries on July 7, 2002. Between 1998 and 2002 Matt ran his own general management consulting firm, MJE Consulting, in Wheaton, Illinois. Prior to 1998 he was a Vice President and Officer of the Boston Consulting Group, a leading international strategy management consulting firm. Matt worked for the Boston Consulting Group for eleven years, first in their Boston office and then Chicago.

     Catherine Greany, 46, was elected Vice President, Corporate Development on May 21, 2002. Since 1998, Catherine was Vice President, Mergers and Acquisitions, for Omnicare, Inc., a Covington, Kentucky-based health care services provider. Prior to joining Omnicare, Inc., Catherine was Vice President, Mergers and Acquisitions, for Vitalink Pharmacy Services Inc. She has also held a variety of corporate development and financial leadership positions with Linc Anthem Financial Corporation; American Ophthalmic, Inc.; GranCare Inc.; Donaldson, Lufkin & Jenrette Securities Corporation; and Atlantic Richfield Company.

     Gregory N. Miller, 39, was elected Vice President – Controller and Chief Accounting Officer for Hillenbrand Industries on May 16, 2002. He previously held the position of Vice President-Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller, Newell Window Furnishings/Kirsch from 1995 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.

     David L. Robertson, 57, has been employed by the Company since March 23, 1998, and was elected Vice President, Administration on May 1, 2001. He previously served as Vice President, Executive Leadership Development from June 26, 2000 to May 1, 2001, Vice President, Administration from December 6, 1999 to June 26, 2000 and Vice President, Human Resources from March 23, 1998 to December 6, 1999. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products, in Wooster, Ohio from 1994 to 1998. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc.

     Scott K. Sorensen, 41, was elected Vice President and Chief Financial Officer on March 1, 2001. Prior to joining the Company, he was employed by Pliant Corporation (formerly Huntsman Packaging), a polymer based thin film and flexible packaging producer as its Executive Vice President and Chief Financial Officer, Treasurer since 1998. Prior to joining Pliant Corporation, Scott held various senior financial leadership positions with Westinghouse Electric Corporation/CBS including Chief Financial Officer of the Power Generation Division and the Communication and Systems Divisions from 1996 to 1998. He has also been an executive with Phelps Dodge Corporation and a management consultant with McKinsey & Company.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

The Company’s website is www.hillenbrand.com. The Company makes available on this website, free of charge, access to its annual, quarterly and current reports and other documents filed by it with the Securities and Exchange Commission. The Company also makes available on this website position specifications for the Chairman, members of the Board of Directors and the Chief Executive Officer, the Company’s Code of Ethical Business Conduct, the Corporate Governance Standards of the Company’s Board of Directors and the charters of each of the standing committees of the Board of Directors, each of which are also filed as an Exhibit to this Form 10-K.

Item 2. PROPERTIES

The principal properties of the Company and its subsidiaries are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Health Care:
Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Cary, NC	Manufacturing, development and office facilities	Manufacture and development of health care equipment
Charleston, SC	Manufacturing and development facilities Office facilities	Manufacture and development of therapy units Administration
Hatboro, PA	Manufacturing plant and development facility	Manufacture and development of infant-care equipment
Pluvigner, France	Manufacturing plant and development facility	Manufacture and development of health care equipment
Funeral Services:
Batesville, IN	Manufacturing plants Office facilities	Manufacture of metal caskets Administration and Insurance Operations
Manchester, TN	Manufacturing plants	Manufacture of metal caskets
Vicksburg, MS	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber
Batesville, MS	Manufacturing plant	Manufacture of hardwood caskets
Nashua, NH	Manufacturing plant	Manufacture of hardwood caskets

     In addition to the foregoing, the Company leases or owns a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico and the Far East.

Item 3. LEGAL PROCEEDINGS

     On December 31, 2002, Hillenbrand entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation between the Company and its Hill-Rom business unit and the plaintiffs, Kinetic Concepts Inc. of San Antonio, Texas and one of its affiliates. At the request of the parties, on January 2, 2003, the United States District Court for the Western District of Texas, San Antonio Division dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, Hillenbrand paid KCI $175 million out of its cash on hand. Hillenbrand will pay KCI an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. A “change of control” includes the acquisition by others of more than 50% of the voting securities of KCI, the sale of substantially all the assets of certain designated business units of KCI or the consummation of any such transaction if a definitive agreement for the transaction was in existence on the first anniversary date of the initial payment. Additionally, in connection with the dismissal of the lawsuit the parties released each other from all claims relating to the litigation and all pre-settlement claims relating to their respective businesses, as well as the future effects of certain pre-settlement matters. Neither party admitted any liability or fault in connection with the settlement.

     In connection with the settlement, the Company took a litigation charge and established a litigation accrual in the amount of $250 million in the fourth quarter of fiscal 2002, subject to an adjustment of the accrual if the second payment of $75 million is not made.

     On August 16, 1995, the plaintiffs had filed this suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They sought monetary damages totaling in excess of $350 million, trebling of any damages that might be allowed by the court, and injunctions to prevent further alleged unlawful activities. On September 27, 2002, the jury in this litigation matter awarded the plaintiffs $173.6 million in damages, subject to trebling, the addition of attorneys’ fees and potential injunctive relief if the court upheld the jury award. Hillenbrand initially announced its intention to appeal the verdict if it was upheld by the court, a process that could have taken as long as two years.

     In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe™ Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. A jury trial on this matter was held in May 2002, with the jury finding on behalf of Hill-Rom. Prior to the holding of a separate trial for determination of damages, the parties reached a settlement. While specific terms of the settlement are confidential, the settlement granted cross-licensing of certain patents and Hill-Rom also received a cash payment for past damages and a royalty on certain future product sales. The settlement amount has been recognized as a component of Other income within the Statement of Consolidated Income, and represents the primary variation in Other income (expense) for the period.

     Batesville Casket Company and certain funeral homes were subject to a suit filed in the State Superior Court, Lake County, California, which alleged violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. Batesville Casket and the plaintiff reached a settlement late in fiscal 2001, which was approved by the court late in 2002. The settlement amount, which was recorded in fiscal 2001, was not material to the Company’s financial condition, results of operations, or cash flows.

     With respect to environmental matters, see “Regulatory Matters - Environmental Protection” under “Item 1. Business.”

     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company. Management believes, however, that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.

PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Transition Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 (the “Act”) or adopted rules, regulations and releases by the Securities and Exchange Commission (SEC) regarding the Company’s future plans, objectives, beliefs, expectations, representations and projections. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management’s Discussion and Analysis (under Items 7 and 7A of Form 10-K), and the Notes to Consolidated Financial Statements (under Item 8 of Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC. The Company has tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially from those in any such forward-looking statements. Forward-looking statements are not guarantees of future performance. Information about factors that may affect future results is set forth under the caption “Risk Factors” below.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The following table reflects the range of high and low selling prices of the Company’s common stock by quarter for the twelve months ended September 30, 2002 and 2001.

	2002		2001

	High	Low	High	Low

October – December	$57.90	$48.95	$56.38	$42.81
January – March	$62.09	$53.35	$52.75	$41.56
April – June	$66.48	$52.85	$58.48	$46.30
July – September	$60.67	$48.30	$58.51	$48.30

Holders

On December 17, 2002, there were approximately 17,600 shareholders of record.

Dividends

The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year thereafter. In 2002, dividends were paid on February 22, June 28 and September 30 to shareholders of record as of February 8, May 31 and September 16. Cash dividends of $0.69 ($0.23 per quarter) in 2002 and $0.84 ($0.21 per quarter) in 2001 were paid on each share of common stock outstanding. As a result of the Company’s change in its fiscal year end to September 30, the Company also paid a special dividend of $0.0767 per share on March 29, 2002 to shareholders of record as of March 1, 2002. This one-time dividend was for the month of March 2002 and represented one-month of the regular quarterly dividend of $0.23 per share paid throughout the remainder of 2002. The Company currently believes that comparable quarterly cash dividends will continue to be paid in the future, as evidenced by the Board of Directors recent approval of a dividend of $0.25 per share for the first quarter of fiscal 2003.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for fiscal years 1998 through 2001, based on the Company’s previous fiscal year end of the Saturday nearest November 30, and the ten month period ending September 30, 2002, the Company’s new fiscal year end. Also presented are comparable data for the twelve month periods ended September 30, 2001 and 2002.

	Twelve Months Ended		Ten Months	Fiscal Year Ended
	September 30,		Ended
			September 30,	December 1,	December 2,	November 27,	November 28,
	2002	2001	2002	2001	2000	1999	1998

	(Unaudited)			(53 weeks)
	(In millions except per share date)

Net revenues (a)	$2,147	$2,144	$1,757	$2,107	$2,096	$2,047	$2,001
Net income (loss) (a)	$44	$153	$(10)	$170	$154	$124	$184
Net income (loss) per share-Basic (a)	$0.70	$2.44	$(0.16)	$2.71	$2.44	$1.87	$2.73
Net income (loss) per share-Diluted (a)	$0.70	$2.43	$(0.16)	$2.70	$2.44	$1.87	$2.73
Total assets	$5,442	$4,949	$5,442	$5,049	$4,597	$4,433	$4,280
Long-term debt	$322	$302	$322	$305	$302	$302	$303
Cash dividends per share	$0.98	$0.83	$0.77	$0.84	$0.80	$0.78	$0.72

(a)	The selected financial data presented above includes a number of non-recurring and special charges. Following is a summary of these charges, on a net-of-tax basis, and a reconciliation of net income exclusive of the charges. The amounts are summarized based upon the line items within the Statement of Consolidated Income impacted. Further detail regarding these adjustments in recent periods can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Months Ended		Ten Months	Fiscal Year Ended
	September 30,		Ended
			September 30,	December 1,	December 2,	November 27,	November 28,
	2002	2001	2002	2001	2000	1999	1998

	(Unaudited)			(53 weeks)
	(In millions except per share date)

Net income (loss) as reported	$44	$153	$(10)	$170	$154	$124	$184
Net Revenues
Realized capital losses and bond impairments	36	—	21	16	—	—	—
Litigation and Other Income/Expense
Litigation charges, net	152	—	152	—	—	—	—
Sale of Medeco Security Locks, Inc.	—	—	—	—	—	—	(47)
Unusual Charges
Severance and benefit costs, asset impairments and other realignment activities	10	18	3	21	2	24	42
Operating Expense
Write-off of technology asset	4	—	4	—	—	—	—
Income Taxes
Reversal of tax reserves and valuation allowance	(32)	—	(6)	(26)	—	—	—

Net income as adjusted	$214	$171	$164	$181	$156	$148	$179

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.

OVERVIEW

Hillenbrand Industries is organized into three major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated services for wound and pulmonary care. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a manufacturer of caskets and cremation-related products while Forethought is a provider of funeral planning financial products.

     Over the course of the past two years, Hillenbrand Industries has embarked on a plan to create value for shareholders, customers, suppliers and employees. At the cornerstone of this strategy is the Company’s commitment to create and accelerate shareholder value and growth by identifying and implementing strategies that will help realize the potential of the existing portfolio of businesses and position the Company for future growth, both intrinsically and through acquisitions. The five key elements of the Company’s strategy and its impact on the business are outlined as follows:

1.	Profitable revenue growth: Profitable revenue growth is critical to the Company’s overall commitment to build shareholder value. Actions taken to achieve this objective include a more strategic approach to new product development, an increased focus on higher margin products and a more profitable product mix. These efforts have resulted in numerous product line extensions, new product platforms, gross margin improvement and a foundation for future revenue growth. The Company is also committed to growth through acquisitions in the health care environment.

2.	Improved asset management: The Company continually strives to improve its return on assets and capital efficiency. Key components of this effort include business process simplification, asset rationalization and achieving an optimal sales structure. Significant progress has been made in all these areas. In business process simplification, the Company is continuing its efforts to move to a common technology platform with its Enterprise Resource Planning implementations at Hill-Rom and Batesville Casket. In the area of asset rationalization, certain poor performing product lines and businesses have been exited and certain under-performing assets have been divested. In addition, as part of the Company’s continuing realignment efforts, the sales forces within each operating company have been retooled to be more customer-focused.

3.	Lower cost structure: The Company is committed to increasing shareholder value through the reduction of costs and waste in all areas of its business and the streamlining of processes for higher performance. Product line rationalization has occurred at Hill-Rom resulting in a significant reduction of stock keeping units. Strategic sourcing and supply arrangements with key suppliers have resulted in significant reductions in raw material costs while maintaining quality. Fixed costs also continue to be reduced as a result of work force and other realignment activities.

4.	Strategic portfolio management: The Company continues to manage its portfolio of operating companies under a unified corporate structure rather than as a group of autonomous companies. Under this approach, each operating company plays a specific role in the fulfillment of the Company’s overall strategy. Batesville Casket and Forethought are responsible for providing earnings and cash flow to fund Corporate growth. Hill-Rom’s role is to provide profitable growth through new product innovation, expansion into new areas and acquisitions in its respective health care businesses.

5.	Leadership excellence: With the current year addition of key personnel in the areas of finance, legal, corporate development and corporate strategy, the Company’s leadership transformation is nearly complete. This transformation also extended to the Company’s Board of Directors where in 2002 three new members were added to strengthen health care leadership at the Board level. Future endeavors in this area are likely to include the realignment of incentive compensation to be more directly in-line with shareholder measures, the strategic exchange of personnel among operating companies and an increased focus on development and training of executive management.

     The Company’s recent results of operations have been significantly affected by these strategic initiatives and the resulting reductions in cost, improved manufacturing efficiencies, more profitable product mix and enhanced price realization. The charges and expenditures incurred to implement these initiatives partially offset the achieved benefits, but such benefits are expected to continue in future periods. The Company expects further benefits to be achieved as the Company continues to pursue its strategy, with a primary focus on the following elements of the strategy in 2003:

1.	Accelerating top line growth through new business development: While intrinsic growth is important, the Company recognizes that it will not be able to consistently meet its strategic objectives without the benefit of acquisitions. The Company will continue to pursue a focused approach to acquisitions, looking for companies with profitability and growth potential in the health care environment.

2.	Product quality, innovation and new product development: The Company is becoming increasingly focused on its product quality and new product development initiatives, increasing funding levels and the speed of research and development and manufacturing cycle times. The ultimate goal of these initiatives is to provide meaningful solutions to customers.

3.	Streamlining business for higher performance: The Company plans to continue to rationalize and exit poor performing product lines and markets and divest itself of under-performing assets. In addition, implementation efforts related to the Enterprise Resource Planning implementations at Hill-Rom and Batesville Casket will continue, providing a common technology platform aimed at speeding productivity gains and process improvements.

4.	Reduce risk in Forethought investment portfolio: At Forethought, efforts will continue to reduce exposure to the volatility of the credit markets by reducing exposure to high-yield bonds, lowering limits for investments in individual securities, investing in commercial mortgages and seeking favorable returns within acceptable risk parameters.

     In addition to the effects of the continued execution of overall Corporate strategy, other trends in the Company’s businesses which have impacted and may continue to impact performance are outlined below.

     The health care products industry is a diverse and highly competitive industry. Management believes that the health care businesses in which it participates will continue to grow annually at low single-digit rates. From a positive perspective, patient demand for services is rising as a result of a number of factors, including the aging of America, enlightened consumers and technological advances. These trends are reflected in increasing days of inpatient stays at acute care facilities in the United States, creating pressure for facilities to upgrade and increase efficiency to maintain profitability and meet demand in a period of unfavorable trends in nursing.

     In addition, health care providers are under increased pressure to control costs. As a result, purchasers of health care products and services such as those offered by the Company’s health care businesses increasingly are demanding lower priced products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits cause increasing pressure to control costs in the Medicare and Medicaid programs. Congressional interest and future prescription drug legislation could also negatively impact reimbursements of products and services presently receiving coverage and reimbursement. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement environment for providers. Accordingly, management of the Company believes that, in order for the Company to achieve its goals of faster growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis. As an example, the Company has experienced strong sales in its TotalCare line in recent periods as a result of continuing to offer new product line extensions with respect to this product. In areas in which the Company has been slower to bring new products and features to market, the Company has been less competitive.

     In the funeral services products industry, the burial casket industry appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and increased cremations. Management expects these trends, which have resulted in small declines in the volume of casket sales for the Company in recent periods, to continue in the near future. Although the Company offers a line of cremation products, these products result in lower revenue and carry lower margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products. Therefore, based on these trends and factors, the Company’s strategy to improve profitability in the funeral services products industry will require the Company to continue to differentiate its products on the basis of quality, innovation, personalization and customer service while at the same time aggressively acting to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

     In the funeral services insurance industry, the recent volatility in the credit markets and the high-profile downgrades of corporate debt, especially the unprecedented volatility in the telecommunications sector, continued to adversely impact the Forethought investment portfolio resulting in significant net capital losses and bond impairments. The declining interest rate environment has also negatively impacted the investment yield on the portfolio, a trend which is likely to continue into 2003 as a result of continuing low interest rates, relatively poor equity performance and competitive pressures limiting decreases in liability crediting rates. On the other hand, the underwriting component of the insurance business continues to perform well in a relatively stable environment which should benefit from the aging population in the United States.

     Hillenbrand’s results for fiscal 2002 reflect the settlement of its longstanding antitrust litigation with KCI and one of its affiliates. Pursuant to the settlement, the Company paid KCI $175 million out of its cash-on-hand and agreed to pay an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. See Item 3 - Legal Proceedings. In connection with the settlement, the Company took a litigation charge and established a litigation accrual of $250 million, $158 million net-of-tax, in the fourth quarter of fiscal 2002, subject to an adjustment of the accrual if the second payment of $75 million is not made. After funding the initial settlement payment of $175 million on January 2, 2003, the Company will have a significant remaining cash balance, strong cash flows and $500 million in availability under its credit facilities to fund the execution of its strategic initiatives.

RESULTS OF OPERATIONS

Effective for fiscal year 2002, the Company changed its fiscal year to September 30 from the 52 or 53-week period ending the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income, Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity presented in this Form 10-K reflect the Ten Months Ended September 30, 2002 and each of the two previous Fiscal Years (Twelve Months) Ended December 1, 2001 and December 2, 2000.

     As a result of the change in fiscal year ends, for purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following periods of operations are presented and discussed:

•	Twelve Months Ended September 30, 2002 compared to Twelve Months Ended September 30, 2001

•	Ten Months Ended September 30, 2002 compared to Fiscal Year Ended December 1, 2001

•	Fiscal Year Ended December 1, 2001 compared to Fiscal Year Ended December 2, 2000

     The discussion of results for the Twelve Months Ended September 30, 2002 to the Twelve Months Ended September 30, 2001, which are unaudited for both periods, is presented for comparative purposes only. Management considers this to be a more meaningful presentation of current year operating results than the comparison of the Ten Months Ended September 30, 2002 to the Fiscal Year Ended December 1, 2001. As a result, the explanations related to the comparative results of the Ten Months Ended September 30, 2002 to the Fiscal Year Ended December 31, 2002 are more abbreviated than for the unaudited twelve-month periods. Unless otherwise noted, the factors affecting the results for the Ten Months Ended September 30, 2002 are consistent with those affecting the unaudited results for the twelve months ending on this same date.

     Unless otherwise indicated, references to 2002 or 2001 in the comparative discussions below correspond to the periods set forth in the heading of each section.

     The following table presents comparative operating results for all periods discussed within Management’s Discussion and Analysis:

					Ten
	Twelve Months Ended				Months		Fiscal Year Ended
					Ended
	September 30,	% of	September 30,	% of	September 30,	% of	December 1,	% of	December 2,	% of
	2002	Revenues	2001	Revenues	2002	Revenues	2001	Revenues	2000	Revenues

	(Unaudited)		(Unaudited)
Net Revenues
Health Care sales	$877	40.8	$814	38.0	$689	39.2	$809	38.4	$800	38.2
Health Care therapy rentals	328	15.3	327	15.2	268	15.3	339	16.1	312	14.9
Funeral Services sales	621	28.9	624	29.1	510	29.0	613	29.1	617	29.4
Insurance revenues	321	15.0	379	17.7	290	16.5	346	16.4	367	17.5

Net revenues	$2,147	100.0	$2,144	100.0	$1,757	100.0	$2,107	100.0	$2,096	100.0

Gross Profit
Health Care sales	$425	48.5	$381	46.8	$330	47.9	$377	46.6	$368	46.0
Health Care therapy rentals	156	47.6	108	33.0	127	47.4	131	38.6	86	27.6
Funeral Services sales	336	54.1	322	51.6	275	53.9	319	52.0	305	49.4
Insurance revenues	(3)	(0.9)	57	15.0	16	5.5	27	7.8	67	18.3

Total gross profit	914	42.6	868	40.5	748	42.5	854	40.5	826	39.4
Other operating expenses	633	29.5	596	27.8	526	29.9	586	27.8	579	27.6
Litigation charge	250	11.7	—	—	250	14.2	—	—	—	—
Unusual charges	15	0.7	27	1.3	4	0.2	32	1.5	3	0.2

Operating profit (loss)	16	0.7	245	11.4	(32)	(1.8)	236	11.2	244	11.6
Other income (expense), net	(7)	(0.3)	(9)	(0.4)	(3)	(0.2)	(13)	(0.6)	(4)	(0.2)

Income (loss) before income taxes	9	0.4	236	11.0	(35)	(2.0)	223	10.6	240	11.4
Income tax (benefit) expense	(35)	(1.6)	83	3.9	(25)	(1.4)	53	2.5	86	4.1

Net income (loss)	$44	2.0	$153	7.1	$(10)	(0.6)	$170	8.1	$154	7.3

Net income (loss) per common share – Diluted	$0.70	N/A	$2.43	N/A	$(0.16)	N/A	$2.70	N/A	$2.44	N/A

Twelve Months Ended September 30, 2002 Compared to Twelve Months Ended September 30, 2001

Summary

Consolidated revenues remained relatively stable at $2,147 million in 2002 compared to $2,144 million in 2001. Strong Health Care sales were partially offset by the continuing effects of the prior year exit of certain product lines and the sale of a Health Care subsidiary in the first quarter of 2002. Further offsetting the strong Health Care sales were revenue adjustments for net capital loss and impairment charges recognized by Forethought during the year of approximately $57 million. Revenues were benefited by nearly $19 million as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002 due to the resolution of prior process and system constraints. Excluding the effect of these items, and eliminating the 13th month for certain foreign operations, revenues would have increased $70 million, or 3.3%, over the prior year.

     Operating profit of $16 million was recognized in 2002 compared to $245 million in the prior year. The significant decline in the current year operating profit was attributable to a $250 million litigation charge taken in relation to the KCI antitrust litigation previously described at Item 3 – Legal Proceedings. Absent this charge, operating profit increased $21 million, or 8.6%, to $266 million in 2002 on essentially flat revenues. This improvement related to higher gross profit margins, which increased 210 basis points during the year, resulting from improved product mix, price realization and the benefits of cost reduction and realignment efforts. This improvement in margins was partially offset by higher operating expenses associated primarily with business transformation items described below, legal expenses related primarily to the KCI antitrust litigation and incentive compensation. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had a minimal impact on 2002 operating income. As a result of the KCI antitrust litigation charge of $250 million, $158 million net-of-tax, net income declined in 2002 to $44 million, or $0.70 on a diluted earnings per share basis, compared to net income of $153 million, or $2.43 on a diluted earnings per share basis, in 2001.

     Operating results for the first half of 2002 included net capital losses and impairment charges of $32 million, $21 million net-of-tax, within Forethought’s investment portfolio. Of such amount, $22 million, $15 million net-of-tax, related to first quarter losses in the high-yield bond portfolio resulting from a reassessment of such investments in light of significant deterioration in the credit markets. Further, in the third quarter an additional impairment charge of approximately $33 million, $21 million net-of-tax, was recognized by Forethought in response to continued turmoil in the credit markets underlying the high-yield and telecommunications sectors. Also impacting operating results in 2002 was the $250 million, $158 million net-of-tax, KCI antitrust litigation charge previously mentioned and a net unusual charge of $15 million, $10 million net-of-tax . The unusual charge related primarily to continuing streamlining efforts at all Hillenbrand companies and the impairment of a technology asset at Forethought. In addition, a fourth quarter operating expense charge of $5 million was recognized related to the write-off of a separate technology asset with no continuing value at Hill-Rom. Comparable results for 2001 were also negatively impacted by a net unusual charge of $27 million, $18 million net-of-tax, primarily related to the realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, along with costs incurred with respect to the retirement of the Company’s former Chief Executive Officer. Excluding the impact of the first and third quarter Forethought impairment charges resulting from the deteriorating credit markets, along with the KCI antitrust litigation charge, the net unusual charges and the fourth quarter technology charge at Hill-Rom outlined above, consolidated operating profit would have approximated $341 million in 2002 compared with $272 million in 2001, an increase of $69 million, or 25.4%.

     In addition to the above items impacting operating earnings, the Company also recognized a favorable patent litigation settlement in Other income within the Statement of Consolidated Income during the fourth quarter of 2002. This settlement essentially offset the impacts of the fourth quarter unusual charge and technology charge at Hill-Rom previously outlined above. Further, during the year the Company recognized the release of approximately $32 million of previously provided tax reserves which were no longer considered necessary based on the resolution of certain domestic and foreign tax matters. Excluding the impact of such items, along with the other items described in the preceding paragraph, net income would have been $214 million in 2002 compared with $171 million in 2001, an increase of approximately 25%.

Net Revenues

Health Care

Health Care sales increased $63 million, or 7.7%, in 2002, to $877 million from $814 million in 2001. Acute care sales continue to be strong, especially with the TotalCare SpO2RT™ and

Advanta™ bed systems. Also contributing to the sales increase was the inclusion of a 13th month of sales in 2002 for certain foreign operations, with an estimated impact of $17 million on capital sales. During the fourth quarter of 2002 the Company discontinued consolidating such operations on a one-month lag basis. The favorable impacts of foreign currency movements also contributed approximately $6 million to the increase in sales. This favorability in revenue was partially offset by declines in North American sales associated with lower volumes in long-term care, ambulatory and infant care products, along with general declines in European volume levels in select markets, most notably in Germany. Further, the sale of a small Health Care subsidiary in the first quarter of 2002 and the prior year exit of certain long-term care product lines also had a negative impact of sales. Excluding the effects of the subsidiary sale and the exiting of these product lines, and eliminating the 13th month of sales for certain foreign operations, revenue would have increased approximately $73 million, or 9.3%, over the prior year.

     Health Care therapy rental revenue was essentially flat at $328 million in 2002 compared to $327 million in 2001. Improved rate realization was achieved in 2002, primarily within the home care market where the prior year included provisions for uncollectible receivables. With the home care realignment efforts announced in mid-2001, the rental of Group III products under Medicare Part B was essentially discontinued, eliminating the necessity for new receivable provisions and resulting in the release of existing provisions as previously reserved receivables were collected. The additional month of revenues for certain foreign operations also had a favorable impact on rental revenues of approximately $2 million, while currency movements favorably impacted revenue by $1 million. These positive impacts were offset by lower volume, primarily as a result of six fewer days in the 2002 fiscal year as the Company moved from a 4-4-5 calendar to a calendar month end with its transition to a new fiscal year-end of September 30, along with the impacts of the sale of a small subsidiary in the first quarter of 2002. The favorable impacts of the home care realignment efforts outlined above were essentially offset by the subsidiary sale, resulting in minimal net impact on Health Care therapy rental revenues.

Funeral Services

Funeral Service product sales declined $3 million to $621 million in 2002 from $624 million in 2001. Overall, a decline in volume across virtually all product lines was essentially offset by favorable product mix and improved price realization year over year. The decline in volume was attributable to lower death rates and an increase in cremation rates, along with the impact of an additional week of revenues in the first quarter of 2001.

     Insurance revenues, consisting of underwriting and investment revenues, declined 15.3% to $321 million in 2002 from $379 million in the prior year. The decline is primarily attributable to net capital losses and impairment charges in 2002 of $57 million, primarily within the high-yield bond and telecommunication sectors. Excluding the impact of net capital losses and impairments in each year, 2002 revenues would have been relatively flat when compared with 2001. Forethought’s underwriting business continued to perform well, with 2002 earned revenues increasing $14 million, or 7.0%, to $212 million as a result of increasing policies in force and the improved profitability of products sold. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. The funeral value of policies sold (amount of insurance put in place to prefund the funeral arrangement) in 2002, however, was down approximately 12% from 2001. This decline was primarily related to the discontinuance of Canadian operations, a reduction in trust rollovers, the timing of which is difficult to predict, and Forethought’s strategic decision to de-emphasize the passive seller market and to focus its energies on the more profitable active seller market. Investment performance during the year was also significantly impacted by the $57 million of net capital losses and impairments recognized during the year, including $23.4 million of impairments related to Enron Corp., WorldCom, Inc., Adelphia Communications and Global Crossing Ltd. Investment income, which was down $12 million to $165 million in 2002, also continued to be negatively impacted by the effects of the impairments, the shift from high-yield bonds to lower yielding investment grade bonds, lower overall interest rates on new investments and lower partnership income, primarily related to private equity partnerships. Forethought continues to take steps to mitigate the risk of future impairments by reducing its exposure to high-yield bonds and lowering the limits for investments in individual securities. Volatility in the credit markets, however, represents a continuing risk to future results of operations.

Gross Profit

Health Care

Gross profit for Health Care sales increased to $425 million in 2002 from $381 million in the prior year, an increase of 11.5%. As a percentage of sales, gross profit was 48.5% in 2002 compared to 46.8% in 2001. The increase was due primarily to an overall improvement in product mix, slightly higher product volumes and pricing and operational improvements related to various previously announced cost reduction and realignment efforts. Partially offsetting these favorable impacts on gross profit were higher warranty costs of approximately $11 million, along with other costs associated with the exiting of certain businesses.

     Health Care therapy rental gross profit increased 44.4% from $108 million in 2001 to $156 million in 2002. As a percentage of sales, gross profit was 47.6% of revenues in 2002 compared to 33.0% of revenues in the prior year. The improvement in gross profit margin was attributable to lower field service and home office costs resulting from the sales force restructuring actions of the prior year, along with other cost containment efforts in the Acute Care and European markets. Also contributing to this increase were favorable comparisons to the prior year with respect to uncollectible receivables in the home care market as a result of the exiting of certain home care product lines in the prior year. Unfavorable reserve adjustments were recognized in 2001 with respect to uncollectible receivables while in 2002 certain favorable adjustments were recognized upon the collection of previously reserved receivables. These favorable developments were partially offset by lower units in use compared to 2001.

Funeral Services

Funeral Services gross profit increased 4.3% from $322 million, or 51.6% of revenue, in 2001 to $336 million, or 54.1% of revenue, in 2002. This increase was due to favorable price realization (net revenues after discounts), improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts. These benefits were partially offset by lower volumes across essentially all products lines, along with certain inventory provisions related to excess, obsolete and discontinued product lines. Gross profit percentages are exclusive of distribution costs of $84 million, or approximately 13.5% of 2002 revenues, essentially flat with 2001. Such costs are included in Other operating expenses for all periods.

     Profit before other operating expenses and unusual charges in insurance operations decreased approximately $60 million resulting in a loss of $3 million in 2002 compared to a profit of $57 million in 2001. This decrease was due primarily to higher net capital losses and impairments and lower investment income of $57 million and $12 million, respectively. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure partially offset these negative developments.

Other Operating Expenses

Other operating expenses, including insurance operations, increased 6.2% to $633 million in 2002 compared to $596 million in 2001. These expenses increased as a percentage of sales from 27.8% to 29.5%. Excluding the impact of the $57 million of net capital losses and impairments recognized by Forethought during 2002, the operating expense percentage would have been 28.7%. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The increase in operating expenses is primarily attributable to increased business transformation costs, legal expenses and higher incentive compensation. Business transformation includes information technology infrastructure costs as the Company moves to a single technology platform, as well as costs associated with new product development and quality initiatives. The increased legal expenses are associated primarily with the KCI antitrust litigation, which has been settled. Higher incentive compensation relates to improved overall performance related to target performance established at the beginning of the year. These increases in operating expenses were partially offset by decreased goodwill amortization of approximately $7 million resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. “Goodwill and Other Intangible Assets” on December 2, 2001 and cost savings associated with previously announced streamlining and realignment efforts.

Operating Profit

Health Care

Health Care incurred an operating loss of $70 million in 2002 compared to an operating profit of $125 million in 2001. The current year operating loss was attributable to the $250 million KCI antitrust litigation charge previously mentioned. Absent this charge, Health Care operating profit increased $55 million, or 44.0%, to $180 million in 2002 compared to $125 million in 2001 and as a percentage of sales, would have been 14.9% compared to 10.9% in the prior year. This increase was largely the result of increased gross profits for both Health Care sales and Health Care therapy rentals of $44 million and $48 million, respectively. Health Care sales gross profit increased primarily as a result of improved product mix, accompanied by slightly higher volumes, better pricing and operational efficiencies related to previously announced cost reduction and realignment efforts. These improvements in gross profit were partially offset by increased warranty costs and other costs associated with the exiting of certain businesses. Health Care therapy rental gross profit increased primarily as a result of lower field service and home office costs resulting from prior restructuring actions, along with favorable comparisons to the prior year with respect to uncollectible receivables in the home care market as a result of the exiting of certain home care product lines in the prior year. The improvements in gross profit were partially offset by an increase in operating expenses of $55 million, primarily related to increased business transformation costs, legal expenses, incentive compensation and higher selling costs related to the increased revenues.

     Health Care operating results in 2002 included the $250 million KCI antitrust litigation charge and net unusual charge activity of essentially zero, compared to a prior year unusual charge of $18 million. During 2002 a realignment action in Germany was essentially offset by the reversal of prior unusual charge provisions in excess of actual requirements. In 2001, the $18 million unusual charge related primarily to the streamlining and realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, partially offset by small gains on the sale of facilities idled under prior unusual charges and the reversal of prior unusual charge provisions in excess of actual requirements. Excluding the effect of the KCI antitrust litigation charge and net unusual charges, operating profit would have been $180 million in 2002 compared to $142 million in 2001, a 26.8% increase.

Funeral Services

Batesville Casket operating profit increased 5.8% as a result of favorable price realization, improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts, partially offset by lower unit volumes. Operating expenses remained essentially flat as increased business transformation and incentive compensation costs were nearly offset by lower sales and marketing costs. In 2002 and 2001 Batesville Casket incurred unusual charges of $4 million and $1 million, respectively. The 2002 charge relates to the closure of a wood casket manufacturing plant in Canada and an employee reduction action in the United States. The 2001 action related to the relocation of a small operation to another company site and an employee reduction action in the United States. Excluding the effect of unusual charges, Batesville Casket operating profit would have increased 7.5%.

     At Forethought, operating profit decreased approximately $65 million, nearly 240%, due primarily to higher net capital losses and impairments and lower investment income of $57 million and $12 million, respectively. In addition, Forethought incurred $10 million of unusual charges in 2002 and $1 million in 2001 relating to the realignment of certain operations and the write-down of certain technology assets. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure provided a partial offset to these negative developments. Excluding the effects of unusual charges and net capital losses and impairments in each year, Forethought’s operating profit would have increased 2.4% in 2002 compared to 2001.

Other Income and Expense

Interest expense declined $7 million to $18 million in 2002 compared to $25 million in 2001. This decrease was primarily related to the impact of interest rate swaps that converted $150 million of long term debt from fixed to variable interest rates entered in the fourth quarter of 2001. The average variable interest rate on debt covered by the swaps at September 30, 2002 was 4.0%. Investment income of $12 million declined from $19 million in 2001, despite higher average invested amounts, as a result of the lower interest rate environment. Other expenses were essentially flat year over year, with the favorable impact of a litigation settlement being essentially offset by losses incurred on the disposition of fixed assets and other investment write-downs.

Income Taxes

An income tax benefit of $35 million was recognized in 2002 compared to tax expense of $83 million in 2001. The tax benefit in 2002 resulted from the low level of income recognized in 2002, resulting from the $250 million KCI antitrust litigation charge, and the release of approximately $32 million of previously provided tax reserves. These reserves were released as a result of the resolution of certain domestic and foreign tax matters and improved operating results at certain foreign operations which rendered existing valuation allowances no longer necessary. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have been 34.2% compared to 35.3% in 2001. This decrease in rate resulted from continuing benefits of recent tax initiatives undertaken by the Company. Additional opportunities are being evaluated to further reduce the effective tax rate.

Ten Months Ended September 30, 2002 Compared to Fiscal Year (Twelve Months) Ended December 1, 2001

Summary

Consolidated revenues for the ten months ended September 30, 2002 totaled $1,757 million compared to $2,107 million for the fiscal year ended December 1, 2001. Giving consideration to the different time periods, overall revenues were relatively flat as strong Health Care sales were essentially offset by the continuing effects of the prior year exit of certain product lines and the sale of a Health Care subsidiary in October 2001. Revenues also benefited by nearly $19 million as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002.

     An operating loss of $32 million was recognized for the ten months ended September 30, 2002, compared to an operating profit of $236 million, or 11.2% of revenues, in fiscal 2001. The 2002 operating loss was attributable to the $250 million KCI antitrust litigation charge previously discussed. Absent this charge, operating profit as a percentage of revenues would have been 12.4% of revenues. The improvement in operating profit as a percentage of revenues over 2001 related to higher gross profit margins, which increased 200 basis points, resulting from improved product mix, price realization and the benefits of cost reduction and realignment efforts. This improvement in margins was essentially offset by higher operating expenses associated primarily with business transformation items, legal expenses and incentive compensation. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had a minimal impact on 2002 operating income. A net loss of $10 million was experienced in 2002 compared to net income of $170 million in 2001. The decline in net income is related to the KCI antitrust litigation charge of $250 million, $158 million net-of-tax, along with the 2002 period only including ten months.

     Operating results for the ten months ended September 30, 2002 included net capital losses and impairment charges of $27 million compared to $30 million in 2001. Operating results in 2002 also included the $250 million KCI antitrust litigation charge and a net unusual charge of $4 million. The net unusual charge was associated primarily with a realignment action by Hill-Rom in Germany and the closure of a wood casket manufacturing plant in Canada and other employee reduction actions in the United States by Batesville Casket. This charge was partially offset by the reversal of prior unusual charge provisions in excess of actual requirements at Hill-Rom. Operating results in 2002 were also negatively impacted by a $5 million operating expense charge related to the write-off of a separate technology asset with no continuing value at Hill-Rom. Results for 2001 were negatively impacted by a net unusual charge of $32 million, primarily related to the realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain underperforming assets at Hill-Rom and Forethought, along with costs incurred in connection with the discontinuance of Forethought operations in Canada.

     In addition to the above items impacting operating earnings, the Company also recognized a favorable patent litigation settlement in Other income within the Statement of Consolidated Income in September 2002. This settlement essentially offset the impacts of the unusual charge and technology asset write-off outlined above. Further, during 2002 and 2001 the Company recognized the release of approximately $6 million and $26 million, respectively, of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters and the release of valuation allowances no longer considered necessary as a result of improved operating results at certain foreign operations.

Net Revenues

Health Care

Health Care sales for the ten months ended September 30, 2002 were $689 million compared to $809 million for fiscal 2001. Acute care revenues were strong, especially with the TotalCare SpO2RT™ and Advanta™ bed systems. Also contributing to the strong sales was the inclusion of an extra month of sales in 2002 for certain foreign operations, with an estimated impact of $17 million on capital sales, and the favorable impacts of foreign currency movements. This favorability in revenue was partially offset by declines in North American specialty products and general declines in European volume levels in select markets, as previously discussed. The sale of a small Health Care subsidiary and the prior year exit of certain long-term care product lines also had a negative impact on sales.

     Health Care therapy rental revenue was $268 million for the ten months ended September 30, 2002 compared to $339 million in fiscal 2001. Rental revenues in 2002 represent a slight shortfall to 2001 levels, resulting primarily from the sale of a small subsidiary and the prior year exit of certain home care product lines. Generally lower units in use, including the effect of discontinued product lines, and lower rate realization for most product lines put added pressure on rental revenues. The extra month of sales for certain foreign operations and favorable currency movements previously mentioned provided partial offsets to these negative developments.

Funeral Services

Funeral Service product sales for the ten months ended September 30, 2002 were $510 million compared to $613 million in fiscal 2001. Overall, excluding the impact of different time periods, volume declines across virtually all product lines were essentially offset by favorable product mix and improved price realization over the prior year. The decline in volume is attributable primarily to lower death rates and an increase in cremation rates.

     Insurance revenues, consisting of underwriting and investment revenues, were $290 million for the ten months ended September 30, 2002 compared to $346 million in fiscal 2001.

Revenues in each period were both negatively impacted by net capital losses and impairment charges, $27 million in 2002 and $30 million in 2001. Forethought’s underwriting business continued to perform well as a result of increasing policies in force and the improved profitability of products sold. The funeral value of policies sold, however, was down from 2001 levels as a result of the discontinuance of Canadian operations, a reduction in trust rollovers and Forethought’s strategic decision to de-emphasize the passive seller market. Investment performance was adversely impacted by the net capital losses and impairments recognized in each period. Investment income was also negatively impacted by the factors cited earlier. Forethought continues to take steps to mitigate the risk of future impairments, but volatility in the credit markets represents a continuing risk to future results of operations.

Gross Profit

Health Care

Gross profit for Health Care sales increased to 47.9% of revenues for the ten months ended September 30, 2002 compared to 46.6% in fiscal 2001. The increase in gross profit percentage was due primarily to an overall improvement in product mix, slightly higher product volumes and pricing and operational improvements related to cost reduction and realignment efforts. Partially offsetting these favorable impacts on gross profit were higher warranty costs, along with other costs associated with the exiting of certain businesses.

     Health Care therapy rental gross profit increased to 47.4% of revenues for the ten months ended September 30, 2002 compared to 38.6% in fiscal 2001. The improvement in gross profit percentage was attributable to lower field service and home office costs resulting from the sales force restructuring actions of the prior year, along with other cost containment efforts in the Acute Care and European markets.

Funeral Services

Funeral Services gross profit increased to 53.9% of revenues for the ten months ended September 30, 2002 compared to 52.0% in fiscal 2001. This increase is due to favorable price realization, improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials resulting from strategic sourcing efforts. These benefits were partially offset by lower volumes across essentially all product lines, along with certain inventory provisions. Gross profit percentages are exclusive of distribution costs of 13.8% of revenues which are included in Other operating expenses for all periods.

     Profit before other operating expenses and unusual charges in insurance operations as a percentage of revenues declined to 5.5% for the ten months ended September 30, 2002 from 7.8% for fiscal 2001. The performance in each period was heavily influenced by net capital losses and impairments of $27 million and $30 million, respectively. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure in 2002 provided a partial offset, but could not fully offset the negative effects of the net capital losses and impairments and overall investment performance.

Other Operating Expenses

Other operating expenses, including insurance operations, increased to 29.9% of revenues for the ten months ended September 30, 2002 compared to 27.8% in fiscal 2001. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The increase in operating expenses as a percentage of revenues is consistent with the explanation previously provided in the comparison of twelve month results for September 30, 2002 and 2001.

Operating (Loss) Profit

Health Care

Health Care incurred an operating loss in 2002 as a result of the $250 million KCI antitrust litigation charge previously mentioned. Absent this charge, Health Care operating profit as a percentage of revenues decreased to 12.4% for the ten months ended September 30, 2002 compared to 12.8% in fiscal 2001. This decrease is largely the result of increased gross profit margins for both Health Care sales and Health Care therapy rentals being more than offset by higher operating expenses as a percentage of revenues, as previously discussed.

     Health Care operating results for the ten months ended September 30, 2002 included the $250 million KCI antitrust litigation charge and a net unusual charge of $2 million compared to a fiscal 2001 net unusual charge of $19 million. During 2002 a small realignment action in Germany was partially offset by the reversal of prior unusual charge provisions in excess of actual requirements. In 2001, the $19 million unusual charge related primarily to the streamlining and realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, partially offset by the reversal of prior unusual charge provisions in excess of actual requirements.

Funeral Services

Batesville Casket operating profit as a percentage of revenue improved 220 basis points in 2002 compared to 2001 as a result of increased gross profit margins and relatively flat operating expenses. Operating expenses remained essentially flat as increased business transformation and incentive compensation costs were nearly offset by lower sales and marketing costs. In 2002 and 2001 Batesville Casket incurred unusual charges of $3 million and $2 million, respectively.

     At Forethought, operating profit as a percentage of revenue improved slightly in 2002, but was still negative. Improvements in the underwriting business and reduced operating expenses were not sufficient to fully offset the negative effects of the net capital losses and disappointing investment performance. In addition, Forethought incurred $10 million of unusual charges in fiscal 2001 relating to the realignment of certain operations and the write-down of certain technology assets.

Other Income and Expense

Interest expense declined in 2002 compared to fiscal 2001 as a result of the interest rate swaps put in place in the third quarter of 2001. Investment income also declined in 2002 compared to 2001, despite higher average invested amounts, as a result of the lower overall interest rate environment. The favorable impact of a litigation settlement, partially offset by losses incurred on the disposition of fixed assets and other investment write-downs resulted in net Other income in 2002 compared to net expense in fiscal 2001. The variation in Other income (expense) relates primarily to the impact of the litigation settlement.

Income Taxes

The effective income tax rate for the ten months ended September 30, 2002 was 70.5% compared to 23.6% in 2001. Income taxes in both periods have been favorably impacted by the release of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters and the release of valuation allowances no longer considered necessary as a result of improved operating results at certain foreign operations. The release of these reserves benefited income taxes by $6 million in 2002 and $26 million in 2001. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have been 34.0% compared to 35.0% in 2001.

Fiscal Year Ended December 1, 2001 Compared to Fiscal Year Ended December 2, 2000

Summary

Consolidated net revenues of $2,107 million in 2001 increased 0.5%, or $11 million, over 2000. Approximately $15 million of fiscal 2000’s revenue can be attributed to the 53rd week in that fiscal year. Fiscal 2001 was a 52-week year. Operating profit in 2001 decreased $8 million, or 3.3%, to $236 million compared to the year 2000. Net income in 2001 of $170 million was up

10.4%, or $16 million, compared to $154 million in 2000 and earnings per share increased 10.7% to $2.70 on a diluted basis.

     Excluding certain matters discussed below, operating profit in 2001 rose 18.2% and net income increased 17.5%. 2001 results include net unusual charges of $21 million, net-of-tax, related to the realignment of certain operations; the write-down of certain underperforming assets; the reversal of certain prior unusual charge provisions; and other items. Also included in the full year 2001 results were net capital losses in the Company’s insurance operations of $19 million, net-of-tax, arising from realized gains and losses on disposition of securities and bond impairment charges. Of that amount, bond impairments and realized losses of $16 million, net-of-tax, were recorded in the fourth quarter when the Company assessed its high-yield bond portfolio in light of significant deterioration in the credit markets. Results for the year also include the reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary. Overall, the net 2001 items mentioned above, including high-yield bond impairments and realized losses, decreased net income by $11 million. 2000 results included net unusual charges of $2 million, net-of-tax, related to the retirement of the Company’s former Chief Executive Officer; gains from the disposition of facilities idled as part of prior unusual charges; the reversal of certain accruals provided for in prior unusual charges; and other items.

Net Revenues

Health Care

Health Care sales in 2001 increased $9 million, or 1.1%, to $809 million. Excluding $8 million of negative currency impact primarily due to conversion of the Euro to U.S. dollars, Health Care sales would have increased approximately 2.1%. The Company experienced increased shipments to its North American acute care customers partially offset by decreased shipments to long-term care and U.S. export markets and to European customers. The Company experienced increased shipments of its TotalCare® beds, Advance® beds, Advanta™ beds, Century CC® beds and TranStar® stretchers to its North American acute care customers. Shipments to long-term care customers decreased primarily due to reduced product offerings resulting from realignment efforts in the first quarter of 2001. Europe sales increases in the United Kingdom, Italy and Austria were more than offset by decreases in France, Germany and the Netherlands. Excluding the impact of negative currency fluctuations of $8 million, European sales were up approximately 4.7% compared to 2000.

     Health Care therapy rental revenues of $339 million increased 8.7%, or $27 million, over 2000 due to improvements in acute care and home care partially offset by declines in long-term care and Europe. Acute care therapy rental revenue increased 8.4% compared to 2000 driven by increased rates and units in use partially offset by unfavorable product mix. Improvements in the home care market resulted from the realignment efforts announced in the first quarter of this year and favorable rate realization compared to the prior year which included provisions for uncollectible Medicare receivables. The U.S. long-term care market experienced decreased revenue due to declines in units in use and rate partially offset by favorable product mix. Excluding the impact of negative currency fluctuations of $2 million, European therapy rental revenues declined 5.0%.

Funeral Services

Funeral Services products sales of $613 million were $4 million, or 0.6%, below 2000 primarily due to the 53rd week in the prior year. The Company estimates that Funeral Services sales would have increased approximately 1% in 2001 when excluding the extra week of sales in 2000. Overall, Funeral Services products experienced increased price realization and improved product mix offset by decreased volume.

     Insurance revenues of $346 million declined $21 million, or 5.7%, compared to $367 million in 2000. Revenues were negatively affected by $53 million of bond impairments, primarily in the high-yield bond portfolio. The Company was able to partially offset these impairments with $23 million of net capital gains resulting in a net capital loss of $30 million for the year.

Excluding capital gains and losses in both 2001 and 2000, revenues would have increased approximately 2.1%. Earned revenue rose due to increased policies in-force year over year. Investment income declined approximately $3 million due primarily to the weakness in the Company’s bond portfolio, the movement of investments out of the high-yield bond portfolio into lower yielding investments, and lower interest rates on new investments. 2001 policy sales declined approximately 8% compared to 2000 as Forethought de-emphasized low-margin segments in order to provide additional focus on the more profitable active seller market. Since revenues are earned over the life of the policyholder, current year sales will primarily affect revenues and earnings in future years. The trust business did not have a significant effect on Forethought’s operations in 2001 or in prior years.

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

Funeral Services

Gross profit on Funeral Services sales of $319 million was up $14 million, or 4.6%, despite a decrease in revenues of $4 million for 2001. As a percentage of sales, gross profit was 52.0% versus 49.4% in the prior year due to improved mix, increased price realization and continued improvement in manufacturing and production efficiencies.

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

Operating Profit

Health Care

Operating profit in Health Care increased $30 million, or 25.9%, to $146 million compared to $116 million in 2000. This increase was largely due to an increase in Health Care therapy rental gross profit of $45 million, resulting from increased revenue and an increase in gross profit as a percentage of revenue. The improvement in Health Care therapy rental gross profit was due to favorable rate realization compared to the prior year, which included provisions for uncollectible Medicare receivables, increased volume and organizational streamlining efforts announced in February 2001, partially offset by unfavorable mix. Health Care sales gross profit increased $9 million due to increased volume, better product mix and favorable factory performance, partially offset by increased warranty costs. Health Care operating profit was negatively impacted by a net unusual charge of $19 million in 2001 related to the streamlining of certain operations; the write-down of certain underperforming assets; offset in part by the reversal of certain prior unusual charge provisions. In 2000, $5 million of income was classified as unusual resulting from unanticipated gains on the sale of facilities idled as part of prior unusual charges and a reversal of accruals provided in previous realignment actions. Excluding unusual charges in 2001 and 2000, operating profit would have been $165 million in 2001 and $111 million in 2000, a 48.6% increase.

Funeral Services

Batesville Casket operating profit improved approximately 3.1% as a result of improved product mix, favorable price realization and improved operating efficiencies, partially offset by decreased volume. In 2001, Batesville Casket incurred a $2 million unusual charge related to the relocation of a small operation to another company site and an employee reduction action in the United States. Excluding this unusual charge, Batesville Casket’s operating profit would have increased approximately 4.6%.

     At Forethought, $53 million of bond impairments were partially offset by $23 million of net capital gains, increased earned revenues and decreased operating expenses. In addition, Forethought incurred $10 million of unusual charges in 2001 and $1 million in 2000 relating to the realignment of certain operations and the write-down of certain underperforming assets. Overall, Forethought’s operating profit declined by 127.3%. Excluding unusual charges and high-yield bond impairments and realized losses recorded in the fourth quarter of 2001 as discussed earlier of $24 million, Forethought’s operating profit would have decreased 22.5%.

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

Income Taxes

The effective income tax rate was 23.6% in 2001. Excluding the reversal of $26 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary, the effective income tax rate would have been 35% compared to 36.1% in 2000. The decrease in the effective tax rate was primarily due to tax planning initiatives undertaken by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings have represented the Company’s primary sources of funds for growth of the business, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements, other than routine operating leases. Its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under the Company’s financing agreements), but there are limitations with respect to secured indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest rate swaps which would not have a material financial impact on the Company. Credit rating changes can, however, impact the cost of borrowings under the Company’s financing agreements. Cash, cash equivalents and short-term investments (excluding investments in insurance operations) at September 30, 2002 increased $12 million to $296 million from $284 million at December 1, 2001.

Operating Activities

For the ten months ended September 30, 2002, net cash provided by operating activities totaled $328 million compared to $445 million for the fiscal year ended December 1, 2001. The decrease in operating cash flow is heavily influenced by the shorter time period in 2002. Lower depreciation and amortization expense and a shift in the current tax liability position were the primary contributors to the remaining decrease in operating cash flow. The recognition of the KCI antitrust litigation charge of $158 million net-of-tax, which resulted in a net loss for the ten months ended September 30, 2002, had no impact on operating cash flows as such amount is fully accrued at September 30, 2002.

     Depreciation, amortization and the write-down of intangibles decreased to $71 million in 2002 from $100 million in 2001. Excluding the impacts of intangible write-downs in each year, $5 million and $13 million, respectively, the adjusted depreciation and amortization amounts would approximate $66 million and $87 million, respectively. The remainder of this decline relates to the 2002 period including only ten months, along with the lack of goodwill amortization following adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” effective December 2, 2001. Goodwill amortization approximated $8 million in fiscal 2001.

     With respect to working capital, accounts receivable trended favorably in the 2002 period, primarily as a result of lower revenues in September 2002 compared to November 2001. A reduction in days revenues outstanding from 71 days in 2001 to 67 days as of September 30, 2002 also contributed to this improvement. Inventories remained unchanged during the year, while better management of accounts payable had a positive impact on cash flow. Offsetting the favorability in accounts receivable and accounts payable were movements in other current assets and accrued expenses, both of which were primarily impacted by the shift in income taxes from a payable position at the end of fiscal 2001 to a receivable position at September 30, 2002.

Investing Activities

Net cash used in investing activities for the ten months ended September 30, 2002 totaled $302 million compared to $337 million for the fiscal year ended December 1, 2001. As with operating cash flows, the decrease relates primarily to the comparison of a ten-month to a twelve-month period. Investing cash flows in 2002 were also negatively impacted by increased capital expenditures, primarily related to the Company’s continuing efforts to move to a single technology platform, along with lower proceeds on the sale of property and equipment and the sale of a business in the prior year.

     Forethought invests the cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and investment grade and high-yield corporate bonds with fixed maturities. The Company’s objective is to purchase securities with maturities that match the expected cash outflows of insurance policy benefit payments. The investment portfolio is periodically realigned to better meet this objective. Also contributing to the high level of sales in the recent periods has been Forethought’s continuing efforts to mitigate the risk of future impairments by reducing its exposure to high-yield bonds and lowering the limits for investments in individual securities, which have required further portfolio realignment.

Financing Activities

Net cash used in financing activities totaled $15 million for the ten months ended September 30, 2002 compared to net cash provided by financing activities of $43 million for the fiscal year ended December 1, 2001. The use of cash in financing activities in 2002 compared to cash provided in 2001 relates entirely to increased repurchases of the Company’s common stock during the period. During the ten months ended September 30, 2002 the Company repurchased $62 million of common stock compared to $17 million in fiscal 2001. All other components of financing activities remained relatively unchanged on a comparative basis.

     Quarterly cash dividends per share were $0.23 in 2002, $0.21 in 2001 and $0.20 in 2000. With the Company’s change in fiscal year end to September 30 beginning in 2002, the Company’s Board of Directors approved a one-month dividend of $0.0767 per share which was paid in March 2002.

     The Company’s long-term debt-to-capital ratio was 24.4% at September 30, 2002 compared to 22.9% at December 1, 2001. This increase was primarily due to recognition of the KCI antitrust litigation charge and its negative impact on shareholders’ equity. Excluding the impact of the KCI antitrust litigation charge and the interest rate swaps on the valuation of debt, the debt-to-capital ratio at September 30, 2002 would be 20.6%.

     On August 2, 2002 the Company entered into two new unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N.A. and Citicorp USA, Inc. (as Administrative Agent and Syndication Agent, respectively) consist of a $250 million 364-day senior revolving credit facility and a $250 million three-year senior revolving credit facility. Borrowings under the Credit Facilities bear interest at variable rates, as defined. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities. As of September 30, 2002, the Company was in compliance with all conditions set forth under the Credit Facilities, however, borrowings would have been limited to approximately $330 million as amounts in excess of this limit would trigger non-compliance with the maximum debt to capital ratio.

     Effective November 2002, the Company obtained amendments to the Credit Facilities to increase the maximum debt to capital ratio from 45% to 65% if the calculation of the ratio includes any Material Decree, generally defined as any judgment, order, decree or jury verdict with respect to litigation in excess of $150 million. The maximum debt to capital ratio increased to 65% as a result of the jury verdict in the KCI antitrust litigation and subsequent order by the United States District Court for the Western District of Texas, San Antonio Division dismissing and approving the settlement of the litigation described earlier. The amendments also increase the letter of credit sub limit under the facilities from $35 million to $250 million. Upon completion of the amendments, the Company will have complete access to the $500 million of borrowing capacity available under the Credit Facilities.

Other Liquidity Matters

     The Company believes that cash on hand and generated from operations and amounts available under its Credit Facilities, as amended, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. The Company's cash balance, after payment of the antitrust settlement in early January, is approximately $100 million.

     The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional equity or debt in connection with acquisitions. There can be no assurance that additional financing for acquisitions will be available at terms acceptable to the Company.

Contractual Obligations and Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, following are tables of contractual obligations and commercial commitments as of September 30, 2002 (all amounts in millions):

	Payments Due by Period

Contractual		Less than	1-3	4 - 5	After 5
Obligations	Total	1 year	years	years	Years

Long-Term Debt	$322	$—	$—	$—	$322
Capital Lease Obligations	$2	$—	$1	$1	$—
Operating Leases	$61	$19	$25	$16	$1
Forethought Investment Commitments	$75	$45	$30	$—	$—
Total Contractual Cash Obligations	$460	$64	$56	$17	$323

     Unless a range of amounts is disclosed in the following table, the amounts disclosed represent the total expected commitment.

		Amount of Commitment Expiration Per
		Period

Other Commercial	Total Amounts	Less than	1 - 3	4 - 5	Over 5
Commitments	Committed	1 year	years	years	Years

Standby Letters of Credit	$25	$25	$—	$—	$—
Guarantees	$1	$1	$—	$—	$—
Total Commercial Commitments	$26	$26	$—	$—	$—

     In addition to the contractual obligations and commitments disclosed above, the Company also has a variety of other contractual agreements related to the procurement of materials and services and other commitments. With respect to these agreements, the Company is not subject to any contracts which commit the Company to material non-cancelable commitments. While many of these contractual agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, the Company is not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. The Company has no material minimum purchase commitments or “take-or pay” type agreements or arrangements.

     With respect to capital expenditures, the Company expects capital spending in 2003 to approximate $125 million.

Insurance Assets and Liabilities

Insurance assets of $3,889 million grew 7.5% over assets as of December 1, 2001. Cash and invested assets of $3,044 million constitute 78% of the assets. The investments are concentrated in U.S. Treasuries and agencies and high-grade and high-yield corporate bonds, with smaller investments in equities and foreign denominated securities. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $2,671 million. Statutory reserves represent 63% of the face value of insurance in-force. Forethought Life Insurance Company made a dividend payment to Hillenbrand Industries of $24 million in January 2001. The statutory capital and surplus as a percentage of statutory liabilities of Forethought was 10% and 12% at September 30, 2002 and December 1, 2001, respectively. The non-current deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes, as well as the tax effect of adjusting the investment portfolio to fair value. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax benefit. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax cost, which partially offsets the deferred tax benefit. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax benefit remained essentially unchanged in 2002 and 2001.

Shareholders’ Equity

Cumulative treasury stock acquired in open market and private transactions increased to 20,973,867 shares as of September 30, 2002, up from 19,831,967 shares in 2001. The Company currently has Board of Directors’ authorization to repurchase up to a total of 24,289,067 shares, or a remaining authorization for 3,315,200 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 428,119 shares, net of shares converted to cash to pay withholding taxes, were reissued for the ten months ended September 30, 2002 under provisions of the Company’s various stock-based compensation plans.

OTHER ISSUES

Unusual Charges

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, also during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for these actions, the cash component approximates $4 million, which is expected to be fully satisfied prior to the end of fiscal 2003.

     Also in the fourth quarter and offsetting the above charge was the reversal of approximately $1 million provided under 2001 actions, as the actual costs incurred were favorable to those originally expected.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/		Remaining
	Accrual	Reversal		Accrual

Severance and Benefit Costs:
HRC	$1	$	(—)	$1
BCC	1		(—)	1
Other facility costs	2		(—)	2

Total	$4	$	(—)	$4

2001 Actions

     In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $4 million and $3 million, respectively, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $12 million, with the cash component of the charge approximating $7 million.

     Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location at Batesville Casket and a sales force reduction at Hill-Rom.

     The impairment charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

     In the first quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$12	$(12)	$—
BCC	2	(2)	—
FFS	2	(2)	—
Closure of Forethought’s Canadian Office	3	(3)	—

Total	$19	$(19)	$—

2000 Actions

In the fourth quarter of 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million. Additionally, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. The Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of Mr. Hillenbrand’s retirement agreement.

     Also during the year, the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

     Offsetting these charges, approximately $3 million of previous 1999 and 1998 charges were reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities idled under prior actions, resulting in cumulative gains of $4 million.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Retirement of former CEO	$8	$(3)	$5
Other costs	1	(1)	—

Total	$9	$(4)	$5

Other

Of the reserve balances outlined above, approximately $4 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2003 or shortly thereafter.

CRITICAL ACCOUNTING POLICIES

     The accounting policies of the Company, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the notes to our consolidated financial statements included in this Form 10-K.

Insurance Investments

At September 30, 2002, the fair value of our insurance investment portfolio was $3,044 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     We defer any fees received or costs incurred when we originate investments. We amortize fees, costs, discounts and premiums as yield adjustments over the contractual lives of the investments. We consider anticipated prepayments on mortgage-backed securities in determining estimated future yields on such securities.

     When we sell a security we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.

     We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other investee-specific developments. If there is a decline in a security’s net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

     Our evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. At September 30, 2002, our accumulated other comprehensive income (loss) included net unrealized gains on investments of $50 million, net-of-tax. We consider all declines in the estimated fair value of securities included in such amount to be temporary.

     Estimated fair values for our investments are determined based on market values provided by broker/dealers or internally developed methods. Our internally developed methods require us to make judgments about the security’s credit quality, liquidity and market spread.

     We seek to closely match the estimated duration of our invested assets to the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and liabilities could have a material impact on results of operations and financial condition.

Insurance Deferred Policy Acquisition Costs

At September 30, 2002, the balance of our deferred policy acquisition costs was $697 million. The recovery of these costs is dependent on the future profitability of the related business, including unearned revenue. If we determine a portion of the unamortized deferred policy acquisition costs is not recoverable, it is charged to amortization expense.

     The assumptions we use to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial condition.

Insurance Benefit Reserves

At September 30, 2002, the total balance of our liabilities for insurance products was $2,590 million. We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions and inflation. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed our reserves and have a material adverse effect on results of operations and financial condition.

Liabilities for Loss Contingencies Related to Lawsuits

We are involved on an ongoing basis in lawsuits relating to our operations, including antitrust, patent infringement, business practices, commercial transactions, employee related and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. We recognize an estimated loss from these loss contingencies when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on financial condition, results of operations and cash flow.

     The Company is also involved in other possible claims, including product liability, workers compensation and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in the Company assuming exposure for a layer of coverage with respect to such claims. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. The Company utilizes actuarial techniques, and routinely consults with external actuaries, in determining its accrual requirements. Historical patterns of claim loss development information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could exceed such estimates.

Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of December 2, 2001. This Standard addresses financial accounting and reporting of acquired goodwill and other intangible assets. Under this Standard existing intangible assets are evaluated for possible impairment at the date of transition and periodically thereafter. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment and determined that there was no impairment with respect to recorded intangible assets.

     In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition exists. The impairment loss is determined based on the excess of the carrying value of the goodwill or intangible asset to their respective implied or assigned fair values.

     Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a change in the business environment, legal factors, regulatory changes, loss of key personnel, expected sale or disposition of a significant portion of a reporting unit or a change in reporting structure. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting the Company’s results of operations.

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense has been recognized for its fixed stock option plans as options are granted with exercise prices equivalent to the fair market value of the stock on date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings by approximately $0.05, $0.04 and $0.05 per share for the ten months ended September 30, 2002 and each of the two prior fiscal years, respectively. The Company is currently reviewing alternatives related to the adoption of SFAS No. 123 and the expensing of stock options in future periods. The predominant focus of this review relates to valuation methodology and consistency of application among public companies.

Retirement Plans

The Company sponsors retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The Company is required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to these assumptions. The Company intends to reduce its expected rate of return on plan assets from 8.0% to 7.75% effective for fiscal year 2003. This is expected to negatively impact pension expense by approximately $0.5 million. A 50 basis point change in either the discount rate or the future salary rate would impact pension expense by approximately $2 million. This impact could be positive or negative depending on the direction of the change in rates.

Environmental Matters

The Company is committed to operating all of its businesses in a way that protects the environment. Within the past several years, the Company has voluntarily entered into remediation agreements with various environmental authorities, and has been issued Notices of Violation alleging violation of certain permit conditions. The Notices of Violation involved no or only minor fines or penalties. In most cases, the voluntary remediation activities are complete or nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

Accounting Standards

As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted on this date because its prior fiscal year ended on December 1, 2001. This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard existing intangible assets are evaluated for possible impairment at the date of transition and periodically thereafter when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment and determined that there was no impairment with respect to recorded intangible assets. During fiscal 2001 and 2000, the Company recognized goodwill amortization of $8 million in each year. Consistent with the adoption of SFAS No. 142, no amortization was recognized for the ten months ended September 30, 2002.

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

     The Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 significantly changes the criteria to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. The Company will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but does not expect adoption to have any material impact on its consolidated financial statements or results of operations.

RISK FACTORS

The Company’s business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks the Company faces. Additional risks not currently known to the Company or deemed immaterial also may result in adverse effects on the Company’s business.

Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions or other adverse consequences.

The Company’s health care businesses manufacture and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of the Company’s health care business.

Capital equipment sales and Therapy rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s health care business.

Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how the Company’s health care customers acquire and utilize the Company’s products. This has resulted in reduced utilization and downward pressure on prices. Additionally, increasing delays and adverse administrative decisions have substantially increased the time required to obtain payment for products the Company asserts should be covered by Medicare. Similarly, future revenues and profitability of the Company will be subject to the effect of possible changes in the mix of the Company’s patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population further exacerbates a challenging reimbursement environment for the Company.

Negative performance of the Company’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

During 2001 and 2002, the Company’s insurance investment portfolio suffered significant losses and impairments. The Company has taken steps to reduce risk in its insurance investment portfolio, including reducing its exposure to high-yield bonds, lowering limits for investments in individual securities and accepting lower returns for higher quality credit ratings. However, the Company continues to be exposed to default and reinvestment risk. The Company may experience further securities impairments resulting from undisclosed financial difficulties of corporate bond issuers and a continued slow recovery of the economy, which could have an adverse effect on the Company’s results of operations and financial condition. Further, as the Company reinvests funds as securities mature, continued interest rate reductions in the credit markets may exert downward pressure on investment income.

Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of the Company’s sales of burial caskets.

As the population of the United States continues to age, the number of deaths in the United States is expected to continue to increase each year for at least the next several decades. The aging of the baby boomer generation will not significantly impact the number of U.S. deaths for some years, as the oldest of the boomers is currently 56 years of age. Offsetting the aging of the population is the long-term trend of a decreasing age-adjusted death rate. The life expectancy of US citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.

     Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are expected to continue to increase for the foreseeable future. The number of U.S. cremations is currently growing faster than the increase in the number of U.S. deaths, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for the Company in each of fiscal year 2001 and the ten-month transition period ended September 30, 2002. The Company expects these trends to continue, and the Company’s burial casket volumes will continue to fall unless the Company is able to offset these effects. Additionally, death rates can vary over short periods of time and among different geographical areas. Such variations could cause the Company’s sales of burial caskets to fluctuate from quarter to quarter.

Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

Future financial performance will depend in part on the Company’s ability to anticipate, identify and respond to changing consumer preferences and needs. The Company cannot assure that its new products will achieve the same degree of success that has been achieved historically by its products. The Company may not correctly anticipate or identify trends in consumer preferences or needs, or it may identify them later than its competitors do. Any strategies the Company may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the market place. Further, the Company may not be able to develop and produce new products at a cost that allows the Company to meet its goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Failure of the Company to introduce new products on a cost-effective basis could cause the Company to lose market share and could materially adversely affect the Company’s business, financial condition, results of operations and cash flow.

The Company’s health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. The Company’s relationships with these customers and organizations pose several risks to the Company.

In its health care and funeral services businesses, the Company has several large contracts with national providers and group purchasing organizations that have varying degrees of purchasing leverage. A significant portion of the Company’s sales in its health care and funeral services products businesses are made under these contracts. If one or more of these national providers or group purchasing organizations enters into an exclusive arrangement with another provider or if the Company otherwise loses one or more of these contracts or customers for other reasons, this loss could have an adverse effect on the Company’s business, financial condition, results of operations and cash flow.

     Recently, there has been industry concern regarding the overall financial condition of several of the national funeral services providers. Should one or more of these customers of the Company file for bankruptcy, become insolvent or otherwise be unable to pay for the Company’s products, the Company’s results of operations could be adversely affected.

     While the Company’s contracts with large health care and funeral services providers and group purchasing organizations provide important access to several of the largest purchasers of health care and funeral services products, they generally obligate the Company to sell its products within certain price parameters, therefore limiting the Company’s ability, in the short term, to raise prices in response to significant increases in raw material prices or other factors.

Increased prices for or unavailability of raw materials or finished goods used in the Company’s products could adversely affect the Company’s profitability or revenues.

The Company’s profitability is affected by the prices of the raw materials and finished goods used in the manufacture of the Company’s products. These prices may fluctuate based on a number of factors beyond the Company’s control, including changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that could not be recovered through increases in the prices of the Company’s products could adversely affect the Company’s results of operations. For example, as a result of tariffs imposed by the U.S. government on steel imports in 2002, the Company is currently experiencing higher prices than it had in prior periods for steel, a principal raw material used in the Company’s funeral services products business and, to a lesser degree, its health care products business. Although the Company hopes to be able to offset the steel price increases with increases in the prices of its products, there can be no assurance that the

Company’s customers will be willing to pay the higher prices or that such prices will fully offset the steel price increases. Any further increases in steel prices resulting from tightening supply of steel or other factors could adversely affect the Company’s profitability. The Company does not engage in hedging transactions with respect to raw material purchases. Failure to engage in such transactions may result in increased price volatility, with resulting adverse effects on profitability.

     The Company’s dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect the Company until arrangements with alternate suppliers could be made. Several of the raw materials and finished goods used in the manufacture of the Company’s products currently are available only from a single source. If any of these sole source suppliers were unable to deliver these materials to the Company for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors, or if the Company were unable to negotiate acceptable terms for the supply of materials with these sole source suppliers, the Company’s business could suffer. The Company may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for the Company. Extended unavailability of a necessary raw material or finished good could cause the Company to cease manufacturing of one or more products for a period of time.

Implementation of the Company’s Enterprise Resource Planning system could cause the Company to make unplanned expenditures or could cause disruptions in the Company’s business.

The Company currently is in the process of implementing a comprehensive Enterprise Resource Planning (ERP) business system at Hill-Rom and Batesville Casket. Although this effort, expected to be completed in fiscal 2004, was on schedule and on budget as of September 30, 2002, there can be no assurance that the rollout of the ERP system will be completed on time and without unplanned expenditures, or that it will not cause significant disruptions of the Company’s business.

Product liability or other liability claims could expose the Company to adverse judgments or could affect the sales of the Company’s products.

The Company is involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if the Company’s products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products of the Company. The Company from time to time, and currently, is a party to claims and lawsuits alleging that the Company’s products have caused injury or death or are otherwise unsuitable. It is possible that the Company will receive adverse judgments in such lawsuits, and any such adverse judgments could be material.

The Company may not be able to execute its growth strategy if it is unable to successfully acquire and integrate other companies in the health care industry.

The Company’s announced growth plans include acquiring other companies in the health care industry. The Company may not be able to identify suitable acquisition candidates, negotiate acceptable terms for such acquisitions or receive necessary financing for such acquisitions on acceptable terms. In addition, the Company expects to compete against other companies for acquisitions. If the Company is able to consummate acquisitions, such acquisitions could be dilutive to earnings, and the Company could overpay for such acquisitions. Additionally, the Company may not be successful in its efforts to integrate acquired companies into its systems or maximize their performance. Integration of acquired companies could divert management and other resources of the Company from other important matters, and the Company could experience delays or unusual expenses in the integration process. Failure of the Company to successfully execute its acquisition strategy could impair the Company’s growth plans.

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

     The Company’s insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade and high-yield corporate, foreign and U.S. agency and Treasury bonds with predominantly fixed interest rates. The portfolio is managed in accordance with the Company’s objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity to meet the matching objective and manage fluctuations in interest rates and prepayments. They are, accordingly, classified as “available for sale” and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at September 30, 2002 and December 1, 2001, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $115 million and $128 million, respectively, over a 12-month period. The Company believes its investment policy minimizes the risk of adverse fluctuation in surplus value. In addition, the long-term fixed nature of portfolio assets reduces the effect of short-term interest rate fluctuations on earnings.

     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall currency rate exposure at September 30, 2002, movements in currency rates would not materially affect the financial condition of the Company.

     During 2001, the Company entered into interest rate swaps to effectively convert a portion of its fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $150 million at September 30, 2002. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of September 30, 2002, the interest rate swap contracts reflected a cumulative gain of $22 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Management	48
Report of Independent Accountants	49
Statements of Consolidated (Loss) Income for the ten months ended September 30, 2002 and the fiscal years ended December 1, 2001 and December 2, 2000	50
Consolidated Balance Sheets at September 30, 2002 and December 1, 2001	51
Statements of Consolidated Cash Flows for the ten months ended September 30, 2002 and the fiscal years ended December 1, 2001 and December 2, 2000	53
Statements of Consolidated Shareholders’ Equity for the ten months ended September 30, 2002 and the fiscal years ended December 1, 2001 and December 2, 2000	54
Notes to Consolidated Financial Statements	55
Financial Statement Schedule for the ten months ended September 30, 2002 and the fiscal years ended December 1, 2001 and December 2, 2000:
Schedule II — Valuation and Qualifying Accounts	84
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto

REPORT OF MANAGEMENT

Hillenbrand Industries, Inc. and Subsidiaries

Management of Hillenbrand Industries is responsible for the preparation, fairness and integrity of the Company’s financial statements and other information included in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles applied on a materially consistent basis. Where necessary, management has made informed judgments and estimates as to the outcome of events and transactions, with due consideration given to materiality.

Management believes that the Company’s policies, procedures and internal control systems provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with its authorization. The Company also maintains a program of internal auditing to examine and evaluate the adequacy and effectiveness of these policies, procedures and internal controls.

The Company engages independent public accountants who are responsible for performing an independent audit of the financial statements. Their report, immediately following, states their opinion on the fairness of the Company’s financial statements.

The Audit Committee of the Board of Directors meets regularly with the independent accountants, the internal auditors and financial management to assure that each is meeting its responsibilities.

/S/ Frederick W. Rockwood

Frederick W. Rockwood
President and Chief Executive Officer

/S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and Chief Financial Officer

/S/ Gregory N. Miller

Gregory N. Miller
Vice President — Controller and Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2002 and December 1, 2001, and the results of their operations and their cash flows for the ten months ended September 30, 2002 and the fiscal years ended December 1, 2001 and December 2, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Indianapolis, Indiana
January 2, 2003

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED (LOSS) INCOME
(Dollars in millions except per share data)

	Ten Months	Fiscal Year Ended
	Ended
	September 30,	December 1,	December 2,
	2002	2001	2000

			(53 weeks)
Net Revenues
Health Care sales	$689	$809	$800
Health Care therapy rentals	268	339	312
Funeral Services sales	510	613	617
Insurance revenues	290	346	367

Total revenues	1,757	2,107	2,096

Cost of Revenues
Health Care cost of goods sold	359	432	432
Health Care therapy rental expenses	141	208	226
Funeral Services cost of goods sold	235	294	312
Insurance cost of revenues	274	319	300

Total cost of revenues	1,009	1,253	1,270

Gross Profit	748	854	826
Other operating expenses	526	586	579
Litigation charge (Note 15)	250	—	—
Unusual charges (Note 5)	4	32	3

Operating (Loss) Profit	(32)	236	244
Other income (expense), net:
Interest expense	(14)	(23)	(27)
Investment income, net	9	15	24
Other	2	(5)	(1)

(Loss) Income Before Income Taxes	(35)	223	240
Income tax (benefit) expense	(25)	53	86

Net (Loss) Income	$(10)	$170	$154

Net (Loss) Income per Common Share — Basic	$(0.16)	$2.71	$2.44

Net (Loss) Income per Common Share — Diluted	$(0.16)	$2.70	$2.44

Dividends per Common Share	$0.77	$0.84	$0.80

Average Common Shares Outstanding — Basic	62,653,922	62,813,971	62,912,909

Average Common Shares Outstanding — Diluted	62,921,965	63,021,059	62,957,900

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 1,
	2002	2001

ASSETS
Current Assets
Cash, cash equivalents and short-term investments	$296	$284
Trade accounts receivable, less allowances of $36 in 2002 and $44 in 2001	361	395
Inventories (Note 1)	103	103
Income taxes receivable (Note 11)	28	—
Deferred income taxes (Notes 1 and 11)	136	57
Other	34	29

Total current assets	958	868

Equipment Leased to Others (Note 1)	201	212
Less accumulated depreciation	141	152

Equipment leased to others, net	60	60

Property (Note 1)	633	629
Less accumulated depreciation	423	423

Property, net	210	206

Other Assets
Intangible assets at amortized cost:
Excess of cost over net asset values of acquired companies (Notes 1 and 3)	141	137
Other	73	62
Deferred charges and other assets (Notes 1 and 11)	111	98

Total other assets	325	297

Insurance Assets (Note 13)
Investments	3,044	2,755
Deferred acquisition costs	697	673
Deferred income taxes	41	78
Other	107	112

Total insurance assets	3,889	3,618

Total Assets	$5,442	$5,049

	September 30,	December 1,
	2002	2001

LIABILITIES
Current Liabilities
Trade accounts payable	$75	$63
Income taxes payable (Note 11)	—	28
Accrued compensation	115	103
Accrued litigation charge (Note 15)	250	—
Other	111	126

Total current liabilities	551	320

Long-Term Debt (Notes 6 and 9)	322	305
Other Long-Term Liabilities	94	91
Deferred Income Taxes (Notes 1 and 11)	10	8
Insurance Liabilities (Note 13)
Benefit reserves	2,590	2,436
Unearned revenue	795	793
General liabilities	81	70

Total insurance liabilities	3,466	3,299

Total Liabilities	4,443	4,023

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock — without par value:
Authorized - 199,000,000 shares Issued - 80,323,912 shares in 2002 and 2001`	4	4
Additional paid-in capital	44	34
Retained earnings	1,456	1,514
Accumulated other comprehensive income (loss) (Note 1)	40	(34)
Treasury stock, at cost: 2002 - 18,621,502 shares; 2001 - 17,857,190 shares	(545)	(492)

Total Shareholders’ Equity	999	1,026

Total Liabilities and Shareholders’ Equity	$5,442	$5,049

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Ten Months	Fiscal Year Ended
	Ended
	September 30,	December 1,	December 2,
	2002	2001	2000

			(53 weeks)
Operating Activities
Net (loss) income	$(10)	$170	$154
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	71	100	89
Litigation charge, net-of-tax	158	—	—
Change in noncurrent deferred income taxes	3	(7)	6
Loss (gain) on disposal of fixed assets	4	3	(5)
Gain on sale of business	—	(1)	—
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	34	10	6
Inventories	—	7	1
Other current assets	(20)	(13)	12
Trade accounts payable	13	(4)	(12)
Accrued expenses and other liabilities	(33)	44	(25)
Change in insurance deferred policy acquisition costs	(24)	(38)	(52)
Change in insurance unearned revenue	2	35	39
Insurance investment impairments	39	53	4
Change in other insurance items, net	71	49	78
Other, net	20	37	—

Net cash provided by operating activities	328	445	295

Investing Activities
Capital expenditures and intangibles	(96)	(101)	(106)
Proceeds on disposal of property and equipment leased to others	2	8	13
Other investments	—	—	(3)
Proceeds on sale of business	—	8	—
Insurance investments:
Purchases	(1,482)	(1,507)	(814)
Proceeds on maturities	380	336	161
Proceeds on sales	894	919	428

Net cash used in investing activities	(302)	(337)	(321)

Financing Activities
Additions to short-term debt	—	—	14
Reductions to short-term debt	—	—	(56)
Additions to long-term debt	—	—	1
Reductions to long-term debt	—	(2)	—
Payment of cash dividends	(48)	(53)	(50)
Proceeds on exercise of options	11	16	1
Treasury stock acquired	(62)	(17)	(42)
Insurance deposits received	314	364	375
Insurance benefits paid	(230)	(265)	(251)

Net cash (used in) provided by financing activities	(15)	43	(8)

Effect of Exchange Rate Changes on Cash	1	1	(4)

Total Cash Flows	12	152	(38)
Cash, Cash Equivalents and Short-Term Investments
At beginning of period	284	132	170

At end of period	$296	$284	$132

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Dollars in millions)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in-Capital	Earnings	Income (Loss)	Stock	Total

Balance at November 27, 1999	$4	$24	$1,293	$(38)	$(445)	$838
Comprehensive Income:
Net income	—	—	154	—	—	154
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Net change in unrealized gain (loss) on available for sale securities	—	—	—	(50)	—	(50)

Total comprehensive income						84
Dividends	—	—	(50)	—	—	(50)
Treasury shares acquired (1,180,300)	—	—	—	—	(42)	(42)
Other	—	—	—	—	1	1

Balance at December 2, 2000	4	24	1,397	(108)	(486)	831
Comprehensive Income:
Net income	—	—	170	—	—	170
Foreign currency translation adjustment	—	—	—	9	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	65	—	65

Total comprehensive income						244
Dividends	—	—	(53)	—	—	(53)
Treasury shares acquired (329,200)	—	—	—	—	(17)	(17)
Other	—	10	—	—	11	21

Balance at December 1, 2001	4	34	1,514	(34)	(492)	1,026
Comprehensive Income:
Net (loss) income	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	9	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	66	—	66
Minimum pension liability	—	—		(1)	—	(1)

Total comprehensive income						64
Dividends	—	—	(48)	—	—	(48)
Treasury shares acquired (1,141,900)	—	—	—	—	(62)	(62)
Other	—	10	—	—	9	19

Balance at September 30, 2002	$4	$44	$1,456	$40	$(545)	$999

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

Change in Fiscal Year

Effective for fiscal year 2002, the Company changed its fiscal year end to September 30 from the 52 or 53-week period ending the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income, Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity are presented for the ten-month period ended September 30, 2002 and each of the two previous fiscal years ended December 1, 2001 and December 2, 2000. For comparative purposes only, the following table presents the condensed results of operations for the ten-month periods ended September 30, 2002 and 2001:

		(Unaudited)

Condensed Statement of Consolidated Income	2002	2001

Total revenues	$1,757	$1,717
Total cost of revenue	1,009	1,029

Gross Profit	748	688

Other operating expenses and unusual charges	530	500
Litigation charge	250	—

Operating (Loss) Profit	(32)	188
Other income (expense), net	(3)	(10)

(Loss) Income Before Income Taxes	(35)	178
Income tax (benefit) expense	(25)	62

Net (Loss) Income	$(10)	$116

Net (Loss) Income per Common Share — Basic	$(0.16)	$1.85
Net (Loss) Income per Common Share — Diluted	$(0.16)	$1.84

Nature of Operations

Hillenbrand Industries is organized into three major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of patient care products and a leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. Hill-Rom generated 54% of Hillenbrand’s revenues for the ten months ended September 30, 2002. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a producer of metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville Casket generated 29% of Hillenbrand’s revenues for the ten months ended September 30, 2002. Forethought provides funeral homes in 49 U.S. states, the District of Columbia, and Puerto Rico with marketing support for Forethought® funeral plans funded by life insurance policies and trust products. Forethought generated 17% of Hillenbrand’s revenues for the ten months ended September 30, 2002.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments with a maturity at the date of purchase greater than three months or which have no stated maturity are considered short-term investments. All of the Company’s short-term investments may be freely traded. Cash, cash equivalents and short-term investments at September 30, 2002 and December 1, 2001 consist of the following:

	2002	2001

Cash and cash equivalents	$91	$79
Short-term investments	205	205

Total	$296	$284

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 59% and 52% of the Company’s inventories at September 30, 2002 and December 1, 2001, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	2002	2001

Finished products	$71	$69
Work in process	21	22
Raw materials	11	12

Total	$103	$103

     If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $7 million higher than reported at September 30, 2002 and December 1, 2001.

Equipment Leased to Others

Equipment leased to others represents primarily therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 5 years. The majority of these units are leased on a day-to-day basis.

Property

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Buildings and building equipment	20 - 40 years
Machinery and equipment	3 - 10 years

     Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and reserve accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for the ten months ended September 30, 2002 and fiscal year 2001 and 2000 was $53 million, $64 million and $69 million, respectively. The major components of property at September 30, 2002 and December 1, 2001 were:

	2002	2001

Land and land improvements	$15	$18
Buildings and building equipment	158	151
Machinery and equipment	460	460

Total	$633	$629

Intangible and Other Non-current Assets

Intangible assets are stated at cost and amortized on a straight-line basis over periods generally ranging from 3 to 20 years. The Company reviews intangible and other non-current assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or as required by professional standards. If the carrying value of an intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

     As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard existing intangible assets are evaluated for possible impairment at the date of transition and periodically thereafter when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment and determined that there was no impairment with respect to recorded intangible assets.

     With the exception of Excess of cost over net asset values of acquired companies (“goodwill”), all of the Company’s intangible assets are subject to amortization. Essentially all of the Company’s goodwill resides at Hill-Rom. A summary of intangible assets and the related accumulated amortization as of September 30, 2002 and December 1, 2001 is as follows:

	2002		2001

	Cost	Amortization	Cost	Amortization

Excess of cost over net asset values of acquired companies	$177	$36	$174	$37
Other	167	94	151	89

	$344	$130	$325	$126

     Amortization expense for the ten months ended September 30, 2002 and for fiscal years 2001 and 2000 was $11 million, $20 million and $17 million, respectively. Intangible asset write-offs approximated $5 million and $13 million for the ten months ended September 30, 2002 and fiscal year 2001. Of the $13 million write-off in fiscal year 2001, $3 million related to goodwill of an underperforming business. There were no intangible write-offs in fiscal year 2000. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $10 million in 2003, $10 million in 2004, $9 million in 2005, $7 million in 2006, $6 million in 2007 and $31 million thereafter.

     Other than the $3 million write-off in fiscal year 2001, there were no changes in the carrying amount of goodwill for the periods presented herein other than that resulting from amortization prior to the adoption of SFAS No. 142.

     If SFAS No. 142 had been adopted for all periods, the impact on reported results of operations and earnings per share would have been as follows for fiscal years 2001 and 2000:

	2001			2000

	Net	Basic	Diluted	Net	Basic	Diluted
	Income	EPS	EPS	Income	EPS	EPS

Reported net income	$170	$2.71	$2.70	$154	$2.44	$2.44
Add back: Goodwill amortization	5	0.08	0.08	5	0.08	0.08

Adjusted net income	$175	$2.79	$2.78	$159	$2.52	$2.52

Internal Use Software

Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the Company’s implementation of an Enterprise Resource Planning system. Unamortized computer software costs, which are included in Other within Intangible assets, were $66 million at September 30, 2002 and $48 million at December 1, 2001. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $8 million for the ten months ended September 30, 2002 and $6 million and $4 million for fiscal years 2001 and 2000, respectively.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in debt and equity securities as “available for sale” and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.

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

Revenue Recognition — Sales and Therapy Rentals

Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for therapy rentals. Revenue recognition for product sales and therapy rentals is evaluated under the following criteria:

     Evidence of an arrangement: Revenue is recognized when there is evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

     Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For therapy rental services, delivery is considered to occur when the services are rendered.

     Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

     Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

Cost of Revenues

Cost of goods sold for product sales consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of the Company’s therapy rental units, service center facility and personnel costs, and regional sales expenses.

Distribution Costs

Distribution costs consist of shipping and handling costs and are included in Other operating costs in the Statements of Consolidated Income. Distribution costs were $91 million, $106 million and $104 million for the ten months ended September 30, 2002 and fiscal years 2001 and 2000, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $5 million, $6 million and $7 million for the ten months ended September 30, 2002 and fiscal years 2001 and 2000, respectively.

Earnings Per Common Share

Basic earnings per share is calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares relating to stock options. For all years presented, anti-dilutive stock options were excluded in the calculation of dilutive earnings per share. Cumulative treasury stock acquired, less cumulative shares reissued have been excluded in determining the average number of shares outstanding.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in other comprehensive income.

     The composition of accumulated other comprehensive income (loss) at September 30, 2002 and December 1, 2001 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities, mainly relating to the insurance portfolio, of $51 million and ($15) million, respectively, foreign currency translation adjustments of ($10) million and ($19) million, respectively, and a minimum pension liability of ($1) million at September 30, 2002.

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

Foreign Currency Translation

Assets and liabilities of foreign operations are primarily translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income, but included as a component of other comprehensive income. Foreign currency gains and losses resulting from foreign currency transactions are included in results of operations and are not material.

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses

Forethought’s life insurance subsidiaries sell certain long-duration insurance contracts. Revenue is recognized on traditional limited pay life insurance contracts when due. Premiums received in excess of the portion required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship with the actuarially determined life of the contract. Benefit reserves for these life insurance contracts are calculated using the net-level-premium method, based on assumptions as to investment yields, mortality, withdrawals and credited interest. These assumptions are made at the time the contract is issued.

     For annuity contracts, premium deposits or benefit payments are recorded as increases or decreases to the insurance liability, rather than as revenue and expense. Revenue is recognized on amounts charged against the liability account such as, cost of insurance, administration fees and surrender penalties. Expenses are recorded for any interest credited to the account and any benefit payments that exceed the contract liabilities.

Deferred Acquisition Costs

Policy acquisition costs, consisting of commissions, certain policy issue expenses and premium taxes, vary with, and are primarily related to, the production of new business. These deferred acquisition costs are being amortized consistently with unearned revenues. Amortization charged to expense for the ten months ended September 30, 2002 and for fiscal years 2001 and 2000 was $44 million, $48 million and $45 million, respectively.

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

     The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. SFAS No. 144 significantly changes the criteria to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No. 144 on October 1, 2002 and does not expect that this Standard will have a material impact on its consolidated financial statements or results of operations.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard, which is effective for disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. The Company will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but does not expect adoption to have any material impact on its consolidated financial statements or results of operations.

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

     The components of net pension expense for defined benefit retirement plans in the United States for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 are as follows:

	2002	2001	2000

Service cost	$9	$10	$9
Interest cost	11	13	12
Expected return on plan assets	(12)	(14)	(12)
Recognized net loss (gain)	1	(1)	(1)

Net pension expense	$9	$8	$8

     The change in benefit obligations, plan assets and funded status, along with amounts recognized in the consolidated balance sheets at September 30, 2002 and December 1, 2001 for the Company’s domestic defined benefit retirement plans were as follows:

	September 30,	December 1,
	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$214	$170
Service cost	9	10
Interest cost	11	13
Amendments	—	16
Actuarial (gain)/loss	(25)	9
Benefits paid	(4)	(4)

Benefit obligation at end of year	205	214

Change in plan assets:
Fair value of plan assets at beginning of year	164	158
Actual (loss) return on plan assets	(8)	2
Employer contributions	11	8
Benefits paid	(4)	(4)

Fair value of plan assets at end of year	163	164

Funded status	(42)	(50)
Unrecognized net actuarial loss	1	6
Unrecognized prior service cost	17	19

Net amount recognized	$(24)	$(25)

     The weighted-average assumptions used in accounting for the Company’s domestic pension plans are as follows:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.75%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	5.5%	5.5%

     For all of the Company’s domestic defined benefit retirement plans, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2002, resulting in the recognition of a minimum pension liability of less than $1 million. As of December 1, 2001, the fair value of plan assets exceeded the accumulated benefit obligation for all plans.

     Effective January 1, 2002, the Company amended certain of its domestic pension plans to lower the retirement age and increase early retirement benefits.

     In addition to the above plans, the Company has an unfunded liability for a defined benefit plan in Germany. The unfunded benefit obligation of this plan, included in Other long-term liabilities, was $9 million at September 30, 2002 and December 1, 2001. Pension expense was negligible in all reporting periods.

     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $8 million for the ten months ended September 30, 2002 and $5 million and $6 million for fiscal years 2001 and 2000, respectively.

3. Acquisitions

On July 30, 1999, Hill-Rom, a wholly owned subsidiary, purchased the assets of AMATECH Corporation, a manufacturer and distributor of surgical table accessories and patient positioning devices for the operating room, for approximately $28 million, including costs of acquisition and the assumption of certain liabilities totaling approximately $1 million. As the purchased entity achieves certain financial milestones prior to January 2003, the Company makes additional payments. This acquisition has been accounted for as a purchase, and the results of operations have been included in the consolidated financial statements for all periods presented. The excess of the purchase price over the fair value of net assets acquired, based on the Company’s purchase price allocation, including subsequent payments of $6 million made for the achievement of certain financial milestones, approximated $29 million.

4. Disposition

On October 25, 2001, Hill-Rom sold Narco Medical Services for approximately $8 million, resulting in an after-tax gain of approximately $1 million. Results for Narco Medical Services were included with Hill-Rom through the date of disposition and did not materially affect the results of Hill-Rom or the Company’s consolidated earnings or cash flows. The gain on the sale of Narco Medical Services is classified within the Other line under Other income (expense), net in the Statement of Consolidated Income.

5. Unusual Charges

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, also during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for these actions, the cash component approximates $4 million, which is expected to be fully satisfied prior to the end of fiscal 2003.

     Also in the fourth quarter and offsetting the above charge was the reversal of approximately $1 million provided under 2001 actions, as the actual costs incurred were favorable to those originally expected.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/		Remaining
	Accrual	Reversal		Accrual

Severance and Benefit Costs:
HRC	$1	$	(—)	$1
BCC	1		(—)	1
Other facility costs	2		(—)	2

Total	$4	$	(—)	$4

2001 Actions

In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $4 million and $3 million, respectively, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $12 million, with the cash component of the charge approximating $7 million.

     Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location at Batesville Casket and a sales force reduction at Hill-Rom.

     The impairment charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

     In the first quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$12	$(12)	$—
BCC	2	(2)	—
FFS	2	(2)	—
Closure of Forethought’s Canadian Office	3	(3)	—

Total	$19	$(19)	$—

2000 Actions

In the fourth quarter of 2000, Forethought announced a realignment of certain operations, incurring an unusual charge of $1 million. Additionally, the Company announced the retirement of W August Hillenbrand, former Chief Executive Officer. The Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of Mr. Hillenbrand’s retirement agreement.

     Also during the year, the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

     Offsetting these charges, approximately $3 million of previous 1999 and 1998 charges were reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities idled under prior actions, resulting in cumulative gains of $4 million.

     The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Retirement of former CEO	$8	$(3)	$5
Other costs	1	(1)	—

Total	$9	$(4)	$5

Other

Of the reserve balances outlined above, approximately $4 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2003 or shortly thereafter.

6.	Financing Agreements

Long-term debt consists of the following:

	September 30,	December 1,
	2002	2001

Unsecured 8 1/2% debentures due on December 1, 2011	$114	$103
Unsecured 7% debentures due on February 15, 2024	108	101
Unsecured 6 3/4% debentures due on December 15, 2027	100	100
Other	—	1

Total long-term debt	$322	$305

     Scheduled payments on long-term debt as of September 30, 2002 total less than $1 million in each of the years 2003 through 2007.

     Interest rate swaps were entered into for all or part of the unsecured debentures, maturing on December 1, 2011 and February 15, 2024 during the third quarter of 2001. These swaps effectively convert the securities from a fixed interest rate to a variable interest rate as described in footnote 9.

     At September 30, 2002 the Company had two unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which were completed in August 2002, are with a syndicate of banks and consist of a $250 million 364-day senior revolving credit facility and a $250 million three-year senior revolving credit facility. Borrowings under the Credit Facilities bear interest at variable rates, as defined. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time of such borrowings to meet certain specified conditions. These conditions include a maximum debt to capital ratio, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities. At September 30, 2002 no amounts were outstanding under the Credit Facilities and the Company was in compliance with all conditions specified therein, however, borrowings would have been limited to approximately $330 million as amounts in excess of this limit would trigger non-compliance with the maximum debt to capital ratio. Other than the restrictive provisions and conditions under the Credit Facilities, none of the Company’s other financing agreements contain any material restrictions.

     Effective November 2002, the Company obtained amendments to the Credit Facilities to increase the maximum debt to capital ratio from 45% to 65% if the calculation of the ratio includes any Material Decree, generally defined as any judgment, order, decree or jury verdict with respect to litigation in excess of $150 million. The maximum debt to capital ratio increased to 65% as a result of the jury verdict in the KCI antitrust litigation and subsequent order by the United States District Court for the Western District of Texas, San Antonio Division dismissing and approving the settlement of the litigation. The amendments also increase the letter of credit sub limit under the facilities from $35 million to $250 million. Upon completion of the amendments, the Company will have complete access to the $500 million of borrowing capacity available under the Credit Facilities.

7.	Stock-Based Compensation

At September 30, 2002, the Company had four active stock-based compensation programs; the Stock Incentive Plan, the Hillenbrand Industries Stock Award Program, the Hillenbrand Director Phantom Stock Plan and the Hillenbrand Industries Directors’ Deferred Compensation Plan, all of which are described below. These programs are administered by the full Board of Directors or the Compensation and Management Development Committee of the Board.

     The Stock Incentive Plan, which was approved at the 2002 annual meeting of shareholders, replaced the 1996 Stock Option Plan. Common shares reserved for issuance under the plan total 5 million, plus 294,611 shares previously authorized for use under the 1996 Stock Option Plan. The Stock Incentive Plan provides for long-term performance compensation for key employees and members of the Board of Directors. Under the terms of the plan, each non-employee director is automatically granted an option to purchase 4,000 shares of common stock each year on the first day following the Company’s annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock and bonus stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the average fair market price at date of grant and option terms are not expected to exceed ten years. As of September 30, 2002, 233,500 option shares have been granted and 14,000 shares have been cancelled under the Stock Incentive Plan. A total of 5,075,111 shares remain available for future grants under all aspects of the Stock Incentive Plan.

     The fair value of option grants under the Company’s Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted under each of these plans was $17.65, $13.71 and $12.41 per share for the ten months ended September 30, 2002 and fiscal years 2001 and 2000, respectively. The following assumptions were used in the determination of fair value in each period.

	2002	2001	2000

Risk-free interest rate	4.70%	4.47%	6.52%
Dividend yield	1.55%	1.59%	1.62%
Volatility factor	.2637	.2589	.2418
Weighted average expected life	5.92 years	5.98 years	5.81 years

The following table summarizes transactions under the Company’s current and predecessor stock option plans for the ten months ended September 30, 2002 and fiscal years 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Unexercised options outstanding – beginning of year	2,309,166	$45.78	1,841,198	$43.62	1,435,248	$46.85
Options granted	263,500	$60.09	1,025,000	$48.06	554,000	$35.99
Options exercised	(253,019)	$43.49	(370,996)	$42.46	(20,968)	$38.41
Options canceled	(72,075)	$46.95	(186,036)	$43.60	(127,082)	$47.62

Unexercised options outstanding – end of year	2,247,572	$47.69	2,309,166	$45.78	1,841,198	$43.62

Exercisable options – end of year	1,188,640	$45.27	1,005,520	$45.82	873,484	$47.41

          The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$29.97-$36.31	438,531	7.02	$34.47	354,893	$34.05
$42.81-$45.34	420,676	7.28	$45.05	219,380	$44.78
$46.44-$50.11	618,500	8.77	$49.53	106,001	$47.34
$50.85-$52.16	484,365	5.53	$52.09	459,032	$52.15
$53.95-$63.25	285,500	8.87	$60.46	49,334	$59.69

$29.97-$63.25	2,247,572	7.46	$47.69	1,188,640	$45.27

     Under the Hillenbrand Industries Stock Award Program, shares of common stock have been granted to certain key employees. All shares granted under this program are contingent upon continued employment over specified terms. During 1999, 45,000 shares were granted under this program, 20,000 of which were canceled for lack of continued employment. During 2001, an additional 56,500 shares were granted under this program, 6,000 of which have been canceled. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. Shares granted in 1999 had a fair value of $27.75 per share and those in 2001 had a range of fair values from $44.38 to $50.85. Of these grants, 5,000 shares became vested on January 1, 2002, with an additional 25,000 shares scheduled to vest on October 5, 2002, 6,500 shares on January 1, 2003 and 39,000 shares on January 17, 2004. Accrued dividends related to the grants will also vest accordingly.

     Under the former long-term portion of the Company’s Senior Executive Compensation Program, long-term performance share compensation was provided to key employees in the form of annual share awards contingent on continued employment and the achievement of pre-established financial objectives of the Company over succeeding three-year periods. The fair value of common stock granted under this program was $50.75 and $34.81 per share in fiscal 2001 and 2000, respectively. As of September 30, 2002, 33,424 tentative performance shares remain payable under this program. A total of 242,484 shares are deferred of which all are vested and payable as of September 30, 2002.

     Non-family, non-employee members of the Board of Directors were awarded 16,448 phantom shares of common stock in 2001 with a fair value of $57.44 per share under the Hillenbrand Director Phantom Stock Plan. One half of these shares vested on July 10, 2001 and the other half vested on December 31, 2001. Dividends accrued under the plan, payable in stock, vested under these same provisions. As of September 30, 2002 there were 4,201 shares vested and payable.

     Under a prior restricted stock plan, key employees were granted restricted shares of the Company’s stock. As of September 30, 2002 there were 4,556 shares which remain deferred under this program. No awards were made in the periods covered by these financial statements and the plan has been terminated.

     The amount of net income/(expense) recognized for all stock-based compensation plans was $(1) million for the ten months ended September 30, 2002 and ($6) million and ($3) million in fiscal 2001 and 2000, respectively.

     The pro forma effect on net income for all stock-based compensation plans, if accounted for under SFAS No. 123, is $3 million, $2 million and $3 million of additional net compensation expense or $0.05, $0.04 and $0.05 per share, for the ten months ended September 30, 2002 and fiscal years 2001 and 2000, respectively.

     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 16,728 deferred shares are payable as of September 30, 2002 under this program.

8.	Shareholders’ Equity

One million shares of preferred stock, without par value, have been authorized and none have been issued.

     As of September 30, 2002, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of September 30, 2002, a total of 20,973,867 shares had been purchased at market trading prices, of which 18,621,502 shares remain in treasury.

9.	Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 13) for which it is practicable to estimate that value.

     The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

     The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and estimated fair values of the Company’s long-term debt instruments were $322 million and $327 million at September 30, 2002 and $305 million and $305 million at December 1, 2001, respectively.

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. With respect to foreign currency risks, forward contracts are sometimes utilized to hedge exposure to adverse exchange risk related to certain assets and obligations denominated in foreign currencies. As of September 30, 2002 and December 1, 2001, the Company had no outstanding forward contracts. During 2001, the Company entered into interest rate swaps to effectively convert a portion of its fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps is $150 million. There is no ineffectiveness with respect to the interest rate swaps as each swap meets the short-cut method requirements under SFAS No. 133, “Accounting for Derivative and Hedging Activities”. As a result, changes in the fair value of the interest rate swap contracts offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. As of September 30, 2002, the interest rate swap contracts reflected a cumulative gain of $22 million. For the ten months ended September 30, 2002 and the period of fiscal 2001 for which the swap contracts were outstanding, the average variable interest rate on debt covered by the swaps approximated 4.2% and 5.6%, respectively.

10.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company.

     The Company is organized into three major operating companies, each of which represents a reporting segment, serving the health care and funeral services industries. Hill-Rom produces, sells and rents selected mechanically, electrically and hydraulically adjustable hospital beds, infant incubators and warmers, hospital procedural stretchers, hospital patient room furniture, medical gas and vacuum systems, architectural systems and wound and pulmonary care therapy systems designed to meet the needs of medical-surgical, critical care, long-term care, home care and perinatal providers. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville’s products are sold to licensed funeral directors operating licensed funeral homes. Forethought provides funeral planning professionals with marketing support for Forethought® funeral plans funded by life insurance policies and trust products.

     Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, and business development. Nearly all interest expense and investment income amounts relate to activities undertaken at Corporate to benefit the Company as a whole.

     In analyzing segment performance, the Company’s management reviews income before income taxes and net income, both before the impact of the litigation charge and before unusual items.

     Based on criteria established in SFAS No. 131, the Company’s reporting segments are Hill-Rom, Batesville Casket and Forethought. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Consolidated Financial Statements.

     Financial information regarding the Company’s reportable segments for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 is presented below:

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

2002
Net revenues	$957	$510	$290	$—	$1,757
Income before income taxes, litigation charge and unusual items	$130	$143	$(5)	$(49)	$219
Net income before litigation charge and unusual items (a)	$86	$94	$(3)	$(26)	$151
Litigation charge (after taxes) (b)					$(158)
Unusual items (after taxes) (c)					$(3)

Net (loss) income (a)					$(10)
Assets	$686	$280	$3,822	$654	$5,442
Capital expenditures and intangibles	$72	$12	$3	$9	$96
Depreciation and amortization (d)	$50	$15	$2	$4	$71

2001
Net revenues	$1,148	$613	$346	$—	$2,107
Income before income taxes and unusual items	$168	$159	$1	$(73)	$255
Net income before unusual items (a)	$109	$103	$1	$(22)	$191
Unusual items (after taxes) (e)					$(21)

Net income (a)					$170
Assets	$697	$306	$3,550	$496	$5,049
Capital expenditures and intangibles	$64	$25	$6	$6	$101
Depreciation and amortization (f)	$71	$17	$9	$3	$100

2000
Net revenues	$1,112	$617	$367	$—	$2,096
Income before income taxes and unusual items	$123	$152	$33	$(65)	$243
Net income before unusual items	$78	$97	$22	$(41)	$156
Unusual items (after taxes) (g)					$(2)

Net income					$154
Assets	$758	$276	$3,257	$306	$4,597
Capital expenditures and intangibles	$67	$30	$5	$4	$106
Depreciation and amortization	$69	$15	$3	$2	$89

(a)	Corporate and Other Expense includes the reversal of $6 million and $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary in 2002 and 2001, respectively.

(b)	Reflects antitrust litigation charge of $158 million (after tax) related to Hill-Rom.

(c)	Reflects a $3 million (after tax) charge related to the realignment of certain operations.

(d)	Hill-Rom reflects a $5 million operating charge related to the write-off of a technology asset with no continuing value.

(e)	Reflects a $21 million (after tax) charge related to the realignment of certain operations, the write-down of certain underperforming assets, the reversal of certain prior unusual charge provisions and other items.

(f)	Hill-Rom and Forethought reflect a $7 million and $6 million write-off, respectively, of intangibles related to asset impairments.

(g)	Reflects $2 million (after tax) charge related to income from gains on the disposition of facilities idled as part of prior unusual charges, the reversal of certain prior unusual charge provisions, the realignment of certain operations and the retirement of the Company’s former Chief Executive Officer.

Geographic Information

Most of the Company’s operations outside the United States are in Europe and consist of the manufacturing, selling and renting of health care products.

     Geographic data for net revenues and long-lived assets (which consist mainly of property, plant, equipment and intangibles) for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 were as follows:

	2002	2001	2000

Net revenues to unaffiliated customers: (a)
United States	$1,550	$1,859	$1,846
Foreign	207	248	250

Total revenues	$1,757	$2,107	$2,096

Long-lived assets:
United States	$428	$411	$400
Foreign	56	54	53

Total long-lived assets	$484	$465	$453

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

11.	Income Taxes

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) before income taxes and the consolidated income tax provision for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 are as follows:

	2002	2001	2000

(Loss) income before income taxes:
Domestic	$(33)	$209	$222
Foreign	(2)	14	18

Total	$(35)	$223	$240

Income tax (benefit) expense:
Current provision:
Federal	$49	$76	$53
State	8	(12)	7
Foreign	3	7	6

Total current provision	60	71	66

Deferred provision:
Federal	(76)	(14)	20
State	(7)	3	(1)
Foreign	(2)	(7)	1

Total deferred provision	(85)	(18)	20

Income tax (benefit) expense	$(25)	$53	$86

     Differences between income tax (benefit) expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to reported (loss) income before income taxes for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 are as follows:

	2002		2001		2000

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Loss	Amount	Income	Amount	Income

Federal income tax (a)	$(12)	35.0	$78	35.0	$84	35.0
State income tax (b)	1	(1.8)	4	1.7	4	1.7
Foreign income tax (c)	—	—	3	1.3	—	—
Adjustment of estimated income tax accruals	(4)	11.4	(18)	(8.1)	—	—
Utilization of foreign net operating losses	(2)	5.7	(8)	(3.5)	—	—
Other, net	(8)	20.2	(6)	(2.8)	(2)	(0.6)

Income tax (benefit) expense	$(25)	70.5	$53	23.6	$86	36.1

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

     The tax effects of temporary differences that give rise to the deferred tax balance sheet accounts are as follows:

	September 30, 2002		December 1, 2001

	Non-insurance	Insurance	Non-insurance	Insurance

Deferred tax assets:
Current:
Inventories	$7	$—	$5	$—
Employee benefit accruals	4	—	4	—
Self insurance accruals	5	—	7	—
Litigation accruals	96	—	4	—
Other, net	24	10	32	9
Long-term:
Employee benefit accruals	12	—	11	—
Amortization	—	1	—	—
Realized loss on investments	—	24	—	17
Unrealized loss on investments	—	—	—	10
Deferred policy revenues	—	278	—	277
Foreign loss carryforwards and other tax attributes	3	—	3	—
Other, net	11	1	24	4

Total assets	162	314	90	317

Deferred tax liabilities:
Current:
Inventories	—	—	—	—
Other, net	—	—	—	—
Long-term:
Depreciation	27	—	27	—
Amortization	8	—	8	—
Unrealized gain on investments	—	27	—	—
Benefit reserves	—	26	—	30
Deferred acquisition costs	—	216	—	209
Other, net	—	4	3	—

Total liabilities	35	273	38	239

Less valuation allowance for foreign loss and other tax attributes	(1)	—	(3)	—

Net asset	$126	$41	$49	$78

     During 2002 and 2001, the Company recognized approximately $2 million and $8 million of operating loss carryforwards and other tax attributes in foreign jurisdictions on a tax-effected basis. This recognition was based upon current and expected continued improvements in operating performance in those jurisdictions. As of September 30, 2002, the Company has remaining tax attributes of approximately $3 million on a tax-effected basis. The tax attributes are subject to a 7-year carryforward period.

     Realization of deferred tax assets for the remaining foreign tax attributes is dependent upon the generation of sufficient taxable income within the carryforward period in certain foreign tax jurisdictions. A valuation allowance of $1 million has been recorded relative to these available tax benefits as it is more likely than not they will expire without being utilized.

     In conjunction with a routine audit by the Internal Revenue Service (IRS) of the Company’s 1990 to 1998 federal income tax returns, the IRS has disallowed significant portions of the deductions associated with the Company’s corporate-owned life insurance (COLI) program. On December 3, 2002, the Company and the IRS entered into a closing agreement to resolve all issues associated with the COLI program. The settlement had no material effect on the Company’s financial statements.

     During 2001, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of $18 million of previously provided tax reserves. During 2002, an additional $6 million of tax reserves were released in conjunction with the resolution of certain other domestic and foreign tax matters.

12.	Supplementary Information

The following amounts were (charged) or credited to income for the ten months ended September 30, 2002 and fiscal years 2001 and 2000:

	2002	2001	2000

Rental expense	$(15)	$(19)	$(20)
Research and development costs	$(42)	$(43)	$(45)
Investment income, net (a)	$9	$15	$24

(a)	Excludes insurance operations.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $61 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2003	$19
2004	$14
2005	$11
2006	$9
2007	$7
2008 and beyond	$1

     The table below provides supplemental information to the Statements of Consolidated Cash Flows for the ten months ended September 30, 2002 and fiscal years 2001 and 2000.

	2002	2001	2000

Cash paid for:
Income taxes	$97	$55	$81
Interest	$31	$20	$32
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$8	$5	$—
Gain on interest rate swaps	$18	$4	$—

13.	Financial Services

Forethought and its subsidiaries serve funeral planning professionals with life insurance policies, trust products and marketing support for Forethought® funeral planning.

     Investments are predominantly U.S. Treasuries and agencies and high-grade and high-yield corporate bonds, with smaller investments in equities, limited partnerships and foreign denominated securities. Investments are carried on the balance sheet at fair value. The Company’s objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to ensure assets match the expected payment of the liabilities. Securities are also sold in other circumstances, including concern about the credit quality of the issuer. Cash (unrestricted as to use) is held for future investment.

     The amortized cost and fair value of investment securities available for sale at September 30, 2002 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$1,398	$101	$12	$1,487
Corporate securities and short-term investments	1,312	84	47	1,349
Mutual funds and short-term equities	120	—	35	85
Preferred and common stocks, limited partnerships, mortgage loans and other	136	—	13	123

Total	$2,966	$185	$107	$3,044

     The amortized cost and fair value of investment securities available for sale at December 1, 2001 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government Corporations and agencies, Canada and other countries	$767	$18	$5	$780
Corporate securities and short-term investments	1,763	66	86	1,743
Mutual funds and short-term equities	123	—	14	109
Preferred and common stocks, limited partnerships, mortgage loans and other	133	8	18	123

Total	$2,786	$92	$123	$2,755

     The amortized cost and fair value of investment securities available for sale at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$21	$21
Due after 1 year through 5 years	299	300
Due after 5 years through 10 years	426	440
Due after 10 years	938	980
Mortgage-backed securities	1,026	1,095
Mutual funds and short-term equities	120	85
Preferred and common stocks, limited partnerships, mortgage loans and other	136	123

Total	$2,966	$3,044

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale and from write-downs associated with other than temporary declines in value (impairments) were as follows for the ten months ended September 30, 2002 and fiscal years 2001 and 2000:

	2002	2001	2000

Proceeds	$894	$919	$428
Realized gross gains	$34	$34	$13
Realized gross losses	$61	$64	$14

     Summarized financial information of the Company’s insurance operations included in the Statements of Consolidated Income for the ten months ended September 30, 2002 and fiscal years 2001 and 2000 is as follows:

	2002	2001	2000

Investment income	$138	$172	$176
Earned revenue	179	204	192
Net capital losses	(27)	(30)	(1)

Total net revenues	290	346	367
Benefits paid	71	93	87
Credited interest	148	164	153
Other costs of revenue	55	62	60
Unusual charges	—	10	1
Other operating expenses	21	26	33

(Loss) income before income taxes	$(5)	$(9)	$33

     The majority of investment income relates to interest bearing securities of the U.S. government and its agencies and other corporate securities.

     Insurance liabilities consisted of the following:

		Mortality or	Interest
	Withdrawal	Morbidity	Rate
	Assumptions	Assumptions	Assumptions	2002	2001

Life Insurance	Varies by	Varies by	Varies by age	$2,545	$2,389
Contracts	age/plan/duration	age/plan/duration	and issue year
	SP: up to 0.2%	using various	3% to 5.5%
	MP: up to 60%;	percentages of the
	avg. 5%-10% in	1979-81 US Census
	duration 1	Mortality Table

Annuity Contracts	Varies by	Varies by	Varies by age	45	47
	age/plan/duration	age/plan/duration	and issue year
	SP: up to 0.2%	using various	4% to 8.75%
	MP: up to 60%;	percentages of the
	avg. 5%-10% in	1979-81 US Census
	duration 1	Mortality Table

Total Benefit				$2,590	$2,436
Liabilities

     Statutory data at September 30, 2002 and December 31, 2001 and 2000:

	2002	2001	2000

	(unaudited)
Net (loss) income	$(14)	$(6)	$28
Capital and surplus	$263	$307	$262

     Forethought’s life insurance companies are restricted in the amount of dividends that they can distribute to their shareholders without approval of the department of insurance in their respective states of domicile. On January 2, 2001, Forethought Life Insurance Company paid a dividend of $24 million to Hillenbrand Industries, Inc. The amount of dividends that can be paid in fiscal year 2003 without approval, which is based upon statutory financial data as of December 31 of each year, is estimated to approximate $28 million.

     The National Association of Insurance Commissioners (NAIC) has adopted Codification of Statutory Accounting Principles as the NAIC’s primary guidance on statutory accounting as of January 1, 2001. The State of Indiana has adopted the Codification guidance, effective January 1, 2001. The effect of adoption on the Company’s statutory surplus did not have a material effect on surplus.

14.	Unaudited Quarterly Financial Information

	One Month	Three Months			Ten Months
	Ended	Ended			Ended

2002 Quarter Ended	12/31/01	3/31/02	6/30/02	9/30/02	9/30/02

Net revenues	$153	$533	$496	$575	$1,757
Gross profit	62	239	195	252	748
Net (loss) income	9	53	33	(105)	(10)
Basic net (loss) income per common share	0.14	0.85	0.52	(1.69)	(0.16)
Diluted net (loss) income per common share	0.14	0.85	0.52	(1.69)	(0.16)

					Fiscal
2001 Quarter Ended	3/03/01	6/02/01	9/01/01	12/01/01	2001

Net revenues	$525	$525	$514	$543	$2,107
Gross profit	204	214	208	228	854
Net income	25	41	41	63	170
Basic net income per common share	0.40	0.65	0.65	1.01	2.71
Diluted net income per common share	0.40	0.65	0.65	1.00	2.70

15.	Contingencies

     On December 31, 2002, Hillenbrand entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation between the Company and its Hill-Rom business unit and the plaintiffs, Kinetic Concepts Inc. of San Antonio, Texas and one of its affiliates. At the request of the parties, on January 2, 2003, the United States District Court for the Western District of Texas, San Antonio Division dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, Hillenbrand paid KCI $175 million out of its cash on hand. Hillenbrand will pay KCI an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. A “change of control” includes the acquisition by others of more than 50% of the voting securities of KCI, the sale of substantially all the assets of certain designated business units of KCI or the consummation of any such transaction if a definitive agreement for the transaction was in existence on the first anniversary date of the initial payment. Additionally, in connection with the dismissal of the lawsuit the parties released each other from all claims relating to the litigation and all pre-settlement claims relating to their respective businesses, as well as the future effects of certain pre-settlement matters. Neither party admitted any liability or fault in connection with the settlement.

     In connection with the settlement, the Company took a litigation charge and established a litigation accrual in the amount of $250 million in the fourth quarter of fiscal 2002, subject to an adjustment of the accrual if the second payment of $75 million is not made.

     On August 16, 1995, the plaintiffs had filed this suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They sought monetary damages totaling in excess of $350 million, trebling of any damages that might be allowed by the court, and injunctions to prevent further alleged unlawful activities. On September 27, 2002, the jury in this litigation matter awarded the plaintiffs $173.6 million in damages, subject to trebling, the addition of attorneys’ fees and potential injunctive relief if the court upheld the jury award. Hillenbrand initially announced its intention to appeal the verdict if it was upheld by the court, a process that could have taken as long as two years.

     In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe™ Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. A jury trial on this matter was held in May 2002 with the jury finding on behalf of Hill-Rom. Prior to the holding of a separate trial for determination of damages, the parties reached a settlement. While specific terms of the settlement are confidential, the settlement granted cross-licensing of certain patents and Hill-Rom also received a cash payment for past damages and a royalty on certain future product sales. The settlement amount has been recognized as a component of Other income within the Statement of

Consolidated Income, and represents the primary variation in Other income (expense) for the period.

     Batesville Casket Company and certain funeral homes were subject to a suit filed in the State Superior Court, Lake County, California which alleged violations of portions of the California Business and Professional Code concerning unfair business practices and false advertising related to sales of caskets in California. Batesville Casket and the plaintiff reached a settlement late in fiscal 2001, which was approved by the court late in 2002. The settlement amount, which was recorded in fiscal 2001, was not material to the Company’s financial condition, results of operations, or cash flows.

     The Company is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with various environmental authorities in the past, and has been issued Notices of Violation alleging violation of certain permit conditions. The Notices of Violation involved no or only minor fines or penalties. In most cases, the voluntary remediation activities are complete or nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to exceed $5 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company. Management believes, however, that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the independent accountants.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in the Company’s Proxy Statement to be filed with the Commission relating to the Company’s 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2003 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the 2003 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information”.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the 2003 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation”.

PART IV

Item 14.	CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 47.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 47.

(3)	Exhibits

The following exhibits have been filed as part of this report in response to Item 15(c) of Form 10-K:

3.1	Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-Q for the quarter ended June 30, 2002)

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:

10.1	Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended June 2, 2001)

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company’s 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

Other Exhibits

10.13	364-Day Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 30, 2002)

10.14	Three-Year Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 30, 2002)

10.15	First Amendment to the 364-Day Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 8-K dated November 22, 2002)

10.16	First Amendment to the Three-Year Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 8-K dated November 22, 2002)

10.17	Second Amendment to the Three-Year Credit Agreement dated November 27, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Hillenbrand Industries, Inc. Code of Ethical Business Conduct

99.4	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

99.5	Charter of Audit Committee of Board of Directors

99.6	Charter of Finance Committee of Board of Directors

99.7	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.8	Charter of Compensation and Management Development Committee of Board of Directors

99.9	Position Specification for Chairman of Board of Directors

99.10	Position Specification for Member of Board of Directors

99.11	Position Specification for President and Chief Executive Officer

(b)	Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed four reports on Form 8-K.

The Form 8-K dated July 15, 2002 reported under “Item 5. Other Events” the Company announced that it would record a third quarter charge of approximately $33 million for investment losses in its Forethought Financial Services business unit’s investment portfolio. Also included in the third quarter was the release of $6 million of previously provided tax reserves associated with the resolution of certain tax matters.

The Form 8-K dated August 2, 2002 reported under “Item 5. Other Events” the Company’s announcement that it had entered into two new unsecured credit facilities for $500 million to be used for working capital, capital expenditures, other corporate purposes and to finance acquisitions.

The Form 8-K dated August 12, 2002 reported under “Item 5. Other Events” the Company’s filed Statement under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commission Order No. 4-460.

The Form 8-K dated September 27, 2002 reported under “Item 5. Other Events” the Company announced that the jury delivered a verdict against the Company and its Hill-Rom business unit in an antitrust lawsuit filed by Kinetic Concepts, Inc. (KCI). The jury awarded KCI $173.6 million in damages, subject to trebling if the jury award is upheld by the court, along with undetermined attorney’s fees.

SCHEDULE II

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For The Ten Months Ended September 30, 2002

and the Fiscal Years Ended December 1, 2001 and December 2, 2000

(Dollars in millions)

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS (a)	RECOVERIES (b)	OF PERIOD

Reserves deducted from assets to which they apply:

Allowance for possible losses and discounts - accounts receivable:

Year Ended:

September 30, 2002	$44	$5	$3	$16	$36

December 1, 2001	$61	$4	$13	$34	$44

December 2, 2000	$54	$3	$44	$40	$61

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD

Allowances for unusual charges:
Period Ended:
September 30, 2002
Severance and Employee Benefit Costs	$5	$2	$—	$5	$2
Other Plant Closing Costs	$1	$2	$—	$1	$2
Retirement of CEO	$7	$—	$—	$2	$5

	$13	$4	$—	$8	$9

December 1, 2001
Severance and Employee Benefit Costs	$2	$14	$—	$11	$5
Other Plant Closing Costs	$1	$2	$—	$2	$1
Field Corrective Action	$4	$—	$—	$4	$—
Retirement of CEO	$8	$—	$—	$1	$7

	$15	$16	$—	$18	$13

December 2, 2000
Severance and Employee Benefit Costs	$9	$1	$—	$8	$2
Other Plant Closing Costs	$4	$—	$—	$3	$1
Field Corrective Action	$8	$—	$—	$4	$4
Retirement of CEO	$—	$8	$—	$—	$8

	$21	$9	$—	$15	$15

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC

	By:	/S/ Frederick W. Rockwood

Frederick W. Rockwood
President and Chief Executive Officer

Dated: January 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ Ray J. Hillenbrand	/S/ Peter H. Soderberg

Ray J. Hillenbrand Chairman of the Board	Peter H. Soderberg Director

/S/ Scott K. Sorensen	/S/ John C. Hancock

Scott K. Sorensen Vice President and Chief Financial Officer	John C. Hancock Director

/S/ Gregory N. Miller	/S/ Daniel A. Hillenbrand

Gregory N. Miller Vice President — Controller and Chief Accounting Officer	Daniel A. Hillenbrand Chairman Emeritus and Director

/S/ Charles E. Golden	/S/ John A. Hillenbrand II

Charles E. Golden Director	John A. Hillenbrand II Director

/S/ Rolf A. Classon	/S/ W August Hillenbrand

Rolf A. Classon Director	W August Hillenbrand Director

/S/ Frederick W. Rockwood

Frederick W. Rockwood Director

Dated: January 2, 2003

CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frederick W. Rockwood, certify that:

1.     I have reviewed this transition report on Form 10-K of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.     Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 2, 2003

/S/ Frederick W. Rockwood

Frederick W. Rockwood
President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott K. Sorensen, certify that:

1.     I have reviewed this transition report on Form 10-K of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.     Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 2, 2003

/S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and Chief Financial Officer

HILLENBRAND INDUSTRIES, INC.
INDEX TO EXHIBITS

3.1	Form of Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Form of Amended Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3 filed with form 10-Q for the quarter ended June 30, 2002)

10.1	Hillenbrand Industries, Inc. Senior Executive Compensation Program (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 3, 1994 and as amended and filed with Form 10-Q for the quarter ended June 2, 2001)

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to the definitive Proxy Statement dated February 28, 1997, and filed with the Commission relative to the Company’s 1997 Annual Meeting of Shareholders and as amended and filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Hillenbrand Industries, Inc. Split Dollar Life Insurance Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended November 27, 1999)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10 filed with Form 10-K for the year ended December 2, 2000)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	364-Day Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 30, 2002)

10.14	Three-Year Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 10-Q for the quarter ended June 30, 2002)

10.15	First Amendment to the 364-Day Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 8-K dated November 22, 2002)

10.16	First Amendment to the Three-Year Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10 filed with Form 8-K dated November 22, 2002)

10.17	Second Amendment to the Three-Year Credit Agreement dated November 27, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent, and other lenders

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Hillenbrand Industries, Inc. Code of Ethical Business Conduct

99.4	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

99.5	Charter of Audit Committee of Board of Directors

99.6	Charter of Finance Committee of Board of Directors

99.7	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.8	Charter of Compensation and Management Development Committee of Board of Directors

99.9	Position Specification for Chairman of Board of Directors

99.10	Position Specification for Member of Board of Directors

99.11	Position Specification for President and Chief Executive Officer