Form 10-Q
period 2002-12-31
HILLENBRAND INDUSTRIES INC
filed 2003-02-14
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002    Commission File No. 1-6651

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

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value – 61,746,459 shares as of January 31, 2003.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Statements of Consolidated Income for the Quarterly Periods Ended 12/31/02 and 12/31/01	3
	Condensed Consolidated Balance Sheets at 12/31/02 and 9/30/02	4
	Condensed Statements of Consolidated Cash Flows for the Quarterly Periods Ended 12/31/02 and 12/31/01	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-31
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4 -	Controls and Procedures	32
PART II — OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K	33
SIGNATURES		34
CERTIFICATIONS		35

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly Period Ended

	12/31/02	12/31/01

	(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$194	$239
Health Care therapy rentals	81	87
Funeral Services sales	152	158
Insurance revenues	44	59

Total revenues	471	543
Cost of revenues:
Health Care cost of goods sold	105	119
Health Care therapy rental expenses	40	45
Funeral Services cost of goods sold	69	72
Insurance cost of revenues	89	79

Total cost of revenues	303	315
Gross profit	168	228
Other operating expenses	154	155
Unusual charges, net (Note 7)	—	11

Operating profit	14	62
Interest expense	(4)	(5)
Investment income	3	4
Other income (expense), net	(1)	(3)

Income before income taxes	12	58
Income tax expense (benefit) (Note 8)	4	(5)

Net income	$8	$63

Earnings per common share – basic (Note 3)	$0.12	$1.00

Earnings per common share – diluted (Note 3)	$0.12	$1.00

Dividends per common share	$0.25	$0.21

Average shares outstanding-basic (thousands)	61,971	62,778

Average shares outstanding-diluted (thousands)	62,099	62,996

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	12/31/02	9/30/02

	(In Millions)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$301	$296
Trade receivables, net	336	361
Inventories	110	103
Income taxes receivable	3	28
Deferred income taxes	138	136
Other	39	34

Total current assets	927	958
Equipment leased to others, net	59	60
Property, net	206	210
Other assets:
Intangible assets, net:
Excess of cost over net asset values of acquired companies	143	141
Other	78	73
Deferred charges and other assets	102	111

Total other assets	323	325
Insurance assets:
Investments	3,149	3,044
Deferred policy acquisition costs	700	697
Deferred income taxes	44	41
Other	58	107

Total insurance assets	3,951	3,889

Total assets	$5,466	$5,442

LIABILITIES
Current liabilities:
Trade accounts payable	$64	$75
Accrued litigation charge (Note 6)	250	250
Other	173	226

Total current liabilities	487	551
Other liabilities:
Long-term debt	322	322
Other long-term liabilities	99	94
Deferred income taxes	11	10

Total other liabilities	432	426
Insurance liabilities:
Benefit reserves	2,626	2,590
Unearned revenue	798	795
Other	94	81

Total insurance liabilities	3,518	3,466

Total liabilities	4,437	4,443

Commitments and contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	45	44
Retained earnings	1,448	1,456
Accumulated other comprehensive income (Note 4)	77	40
Treasury stock	(545)	(545)

Total shareholders’ equity	1,029	999

Total liabilities and shareholders’ equity	$5,466	$5,442

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Statements of Consolidated Cash Flows

	Quarterly Period Ended

	12/31/02	12/31/01

	(In Millions)
Net income	$8	$63
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	19	27
Change in noncurrent deferred income taxes	(19)	6
Gain on sale of business	—	(1)
Change in net working capital excluding cash and current debt	(28)	(65)
Change in insurance items:
Deferred policy acquisition costs	(3)	(7)
Unearned revenue	3	7
Other insurance items, net	26	28
Insurance investment impairments	68	28
Other, net	22	11

Net cash provided by operating activities	96	97

Investing activities:
Capital expenditures	(18)	(39)
Proceeds on disposal of fixed assets and equipment leased to others	—	4
Proceeds on sale of business	—	8
Other investments	(10)	—
Insurance investments:
Purchases	(512)	(802)
Proceeds on maturities	20	462
Proceeds on sales	430	271

Net cash used in investing activities	(90)	(96)

Financing activities:
Reductions to debt, net	—	(2)
Payment of cash dividends	(15)	(13)
Exercise of options	—	2
Treasury stock acquisitions	—	(3)
Insurance deposits received	85	83
Insurance benefits paid	(71)	(65)

Net cash (used in) provided by financing activities	(1)	2

Effect of exchange rate changes on cash	—	(1)

Total cash flows	5	2
Cash, cash equivalents and short-term investments:
At beginning of period	296	269

At end of period	$301	$271

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Transition Report on Form 10-K as filed with the Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company or HRC,” “Batesville Casket Company or BCC,” and “Forethought Financial Services or FFS,” and deviations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	12/31/02	9/30/02

Allowance for possible losses and discounts on trade receivables	$28	$36
Inventories
Finished Products	$74	$71
Work in Process	25	21
Raw Materials	11	11

Total Inventory	$110	$103

Accumulated depreciation of equipment leased to others and property	$571	$564
Accumulated amortization of intangible assets	$133	$130
Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares relating to stock options. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Cumulative treasury stock acquired, less cumulative shares reissued have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly
	Period Ended

	12/31/02	12/31/01

Net income (in thousands)	$7,739	$63,072
Average shares outstanding-basic	61,971	62,778
Average shares outstanding-diluted	62,099	62,996
Earnings per common share — basic	$0.12	$1.00
Earnings per common share — diluted	$0.12	$1.00

4.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows (in millions):

	Quarterly
	Period Ended

	12/31/02	12/31/01

Net income	$8	$63
Net change in unrealized gain (loss) on available-for-sale securities	33	(5)
Foreign currency translation adjustment	4	(2)

Comprehensive income	$45	$56

The composition of accumulated other comprehensive income at December 31, 2002 and September 30, 2002 were the cumulative adjustment for unrealized gains on available-for-sale securities of $84 and $51 million, respectively, foreign currency translation adjustments of ($6) and ($10) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

5.	Guarantees

FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee, regardless of whether any separately identifiable consideration is received. FIN No. 45 also requires additional disclosures with respect to guarantees falling within its scope.

The Company routinely grants limited warranties on its products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. The Company recognizes a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products over a rolling two-year period. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of the changes in the Company’s warranty reserve is as follows:

Warranty
Reserve

Balance at September 30, 2002	$17
Provision for warranties during the period	5
Warranty claims during the period	(7)

Balance at December 31, 2002	$15

In the normal course of business the Company also enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers and others. Examples of these arrangements would include guarantees of product performance and indemnifications to service providers related to the actions of Company management. These guarantees and indemnifications would not materially impact the Company’s financial condition or results of operations, although indemnifications associated with the Company’s actions generally have no dollar limitations.

6.	Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and one of its affiliates (collectively, the “plaintiffs”), filed suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division. The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. They sought monetary damages totaling in excess of $350 million, trebling of any damages that might be allowed by the court, and injunctions to prevent further alleged unlawful activities. On September 27, 2002, the jury in this litigation awarded the plaintiffs $173.6 million in damages, subject to trebling, the addition of attorneys’ fees and potential injunctive relief if the court upheld the jury award. Hillenbrand initially announced its intention to appeal the verdict if it was upheld by the court, a process that could have taken as long as two years.

On December 31, 2002, Hillenbrand entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation between the Company and its Hill-Rom business unit and the plaintiffs. At the request of the parties, on January 2, 2003, the United States District Court for the Western District of Texas, San Antonio Division dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, Hillenbrand paid KCI $175 million out of its cash on hand. Hillenbrand will pay KCI an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. A “change of control” includes the acquisition by others of more than 50% of the voting securities of KCI, the sale of substantially all the assets of certain designated business units of KCI or the consummation of any such transaction if a definitive agreement for the transaction was in existence on the first anniversary date of the initial payment. Additionally, in connection with the dismissal of the lawsuit the parties released each other from all claims relating to the litigation and all pre-settlement claims relating to their respective businesses, as well as the future effects of certain pre-settlement matters. Neither party admitted any liability or fault in connection with the settlement.

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

7.	Unusual Charges

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for these actions, the cash component approximates $4 million, which is expected to be fully satisfied by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million provided under 2001 actions, as the actual costs incurred were favorable to those originally expected.

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $11 million, with the cash component of the charge approximating $6 million.

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

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$2	$(1)	$1
BCC	2	(1)	1
FFS	1	(1)	—
Closure of Forethought’s Canadian Office	3	(3)	—
Other facility costs	2	—	2

Total	$10	$(6)	$4

2001 Actions

In the fourth quarter of 2001, Batesville Casket announced certain realignment actions incurring an unusual charge of approximately $1 million primarily related to severance. In the second quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

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

Also during the first quarter, the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

Offsetting these charges, approximately $2 million of previous 1999 and 1998 charges were reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities idled under prior actions, resulting in cumulative gains of $2 million.

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$12	$(12)	$—
BCC	1	(1)	—
FFS	1	(1)	—
Retirement of former CEO	8	(3)	5

Total	$22	$(17)	$5

Other

Of the reserve balances outlined above, approximately $4 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2003 or shortly thereafter.

8.	Income Taxes

The effective income tax rate for the first quarter of 2003 was 34%. The income tax benefit in the first quarter of fiscal 2002 reflects the reversal of $26 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary.

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

Excluding the effect of these reversals, the effective tax rate in 2002 would have been approximately 35% compared to the 34% in 2003. The reduction in rate is the result of continuing benefits from tax initiatives undertaken by the Company.

9.	Segment Reporting

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

Financial information regarding the Company’s reportable segments is presented below:

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

Quarterly Period Ended December 31, 2002
Net revenues	$275	$152	$44	$—	$471
Income (loss) before income taxes(a)	$36	$43	$(54)	$(13)	$12
Net income (loss)	$24	$29	$(36)	$(9)	$8
Quarterly Period Ended December 31, 2001
Net revenues	$326	$158	$59	$—	$543
Income (loss) before income taxes and unusual items(a)	$69	$43	$(25)	$(18)	$69
Net income (loss) before unusual items(b)	$45	$28	$(16)	$13	$70
Unusual items (after taxes)(c)					$(7)

Net income					$63

(a)	Forethought results reflect net capital losses, including the effects of impairments, of $56 million in 2002 and $26 million in 2001, respectively.

(b)	Corporate and Other Expense includes the first quarter reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary.

(c)	Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and the Company’s Transition Report on Form 10-K for the ten months ended September 30, 2002.

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

In the most recent Form 10-K, the Company outlined its overall plan and commitment to accelerate shareholder value and growth. There have been no changes to the plan since the filing of the Form 10-K. In addition to the effects of the continued execution of overall Corporate strategy, other trends in the Company’s businesses which have impacted and may continue to impact performance are outlined below.

The health care products industry is a diverse and highly competitive industry. Management believes that the health care businesses in which it participates will continue to grow annually at low single-digit rates. From a positive perspective, patient demand for services is rising as a result of a number of factors, including the aging of America, enlightened consumers and technological advances. These trends are reflected in increasing days of inpatient stays at acute care facilities in the United States, creating demand for new facilities and pressure for existing facilities to upgrade and increase efficiency to maintain profitability and meet demand in a period of unfavorable trends in nursing.

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

In the funeral services insurance industry, the recent volatility in the credit markets has continued to adversely impact the Forethought investment portfolio resulting in significant net capital losses and impairments. The declining interest rate environment has also negatively impacted the investment yield on the portfolio, a trend which is likely to continue in 2003 as a result of continuing low interest rates, relatively poor equity performance and competitive pressures limiting decreases in liability crediting rates. On the other hand, the underwriting component of the insurance business continues to perform well in a relatively stable environment which should benefit from the aging population in the United States.

Results of Operations

Effective for fiscal year 2002, the Company changed its fiscal year to September 30 from the 52 or 53-week period ending on the Saturday nearest November 30 of each year. Accordingly, the Company’s 2002 fiscal year was a ten-month transition period from December 2, 2001 to September 30, 2002. However, in order to present a more meaningful comparison, the Statements of Consolidated Income and Statements of Consolidated Cash Flows included in this Form 10-Q and the comparison of results of operations set forth below present information for the three-month period from October 1, 2001 to December 31, 2001. References in the following discussion to the first quarter of 2002 are to this three-month period, and references to the first quarter of 2003 are to the three-month period from October 1, 2002 to December 31, 2002, corresponding to the Company’s new fiscal year.

First Quarter 2003 Compared to First Quarter 2002

Consolidated revenues of $471 million in the first quarter of 2003 decreased $72 million compared to $543 million in the first quarter of 2002. The decrease in revenue is partially attributable to the Company’s change in fiscal year end to September 30 from the Saturday nearest November 30 of each year. This change in year-end had an adverse impact on sales volume in the current year compared to the prior year period, where in November 2001 the Company had record monthly revenues. The remainder of the decrease is primarily attributable to the increased net capital losses and impairments recognized at Forethought. During the first quarter of 2003 Forethought reported net capital losses of $56 million compared to net losses of $26 million in the prior year period. Included in these amounts are impairments and realized capital losses of $68 million and $28 million, respectively. Operating profit declined $48 million to $14 million in 2003 from $62 million in 2002. Earnings per share declined $0.88 per share to $0.12 per share in 2003 from $1.00 per share in 2002.

In addition to the net capital losses incurred in each period as discussed above, results for the first quarter of 2002 included a number of other items impacting the comparability of the financial results with the first quarter of 2003. Included in these items were a net unusual charge of $11 million, $7 million net-of-tax, primarily related to continued streamlining efforts and the impairment of certain underperforming assets, partially offset by the reversal of excess accruals from prior actions. First quarter 2002 results also included the reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary. Overall, the 2003 and 2002 items outlined above, including net capital losses, negatively impacted operating profit in each year by approximately $56 million and $37 million, respectively. Net income was adversely impacted by $37 million in 2003 and benefited by $2 million in 2002 as a result of these items.

Revenues:

Health Care

Health Care sales decreased $45 million to $194 million in the first quarter of 2003 compared to $239 million in the first quarter of 2002. As briefly outlined above, the decline in revenues related primarily to lower volume associated with the Company’s change in year-end to September 30 and the record revenues reported in November 2001. Volume accounted for $47 million of the overall decline in revenues, accompanied by slightly lower pricing resulting from competitive pressures at the lower end of our product line. Favorable foreign exchange rates and product mix provided a partial offset. Revenues were down in most markets, but most notably in North America. European revenues were lower by $1 million when compared with the prior year period.

Health Care therapy rental revenue decreased $6 million to $81 million in the first quarter of 2003. Negative experience in terms of net product revenues after discounts, or realized rate, for the quarter of $5 million was a key driver of the decline, along with lower volume of $3 million. Partially offsetting this downward pressure were favorable product mix and exchange rates. European rental revenues were essentially unchanged.

Funeral Services:

Funeral Services products revenue of $152 million declined $6 million from that reported in the prior year comparable period. A decline in volume across essentially all product lines of nearly $10 million, along with slightly unfavorable product mix, was partially offset by favorable price realization when compared to the prior year. The volume decline is attributable to continued lower death rates, coupled with a slightly higher percentage of cremations in the first quarter of 2003 compared to the prior year period.

Insurance revenues, consisting of underwriting and investment revenues, decreased $15 million from $59 million in the first quarter of 2002 to $44 million in the first quarter of 2003. The decline in revenues relates solely to the differential in net capital losses reported in each period as previously discussed above. In the first quarter of 2003 net capital losses of $56 million were recorded in relation to $26 million in the comparable prior year period. Revenues generated by underwriting improved as earned revenues increased $10 million to $53 million in 2003 as a result of increased polices in force and an unusually low level of underwriting revenue in the prior year. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. However, the funeral value of policies sold (amount of insurance put in place to prefund the funeral arrangement) during the first quarter of 2003 declined approximately 14% when compared to the prior year period. Approximately one-third of this decline related to the prior year discontinuance of Forethought’s underwriting operations in Canada, while the remainder was associated with Forethought’s strategic decision to de-emphasize passive seller business and to focus its energies on more profitable active seller business. Investment income improved approximately $5 million during 2003 to $46 million as the impacts of a larger investment base offset the continuing pressure on investment yield.

The latest impairments recognized by Forethought in the first quarter of 2003 relate to Standard & Poor (S&P) equity index funds, certain under performing investment and non-investment grade bonds and a private equity partnership, which recently announced its intention to liquidate. The majority of these impairments were recognized as part of a regular quarter end review of certain under performing securities. The review was conducted giving consideration to the continuing poor performance of the financial markets, general economic conditions, industry trends and current accounting guidance. Following this review it was concluded that a number of securities in the Forethought investment portfolio had suffered an “other than temporary” decline in value and were written down. An “other than temporary” decline is generally defined as a decline in fair value below cost that is not expected to recover in the near term. Upon recognition of the latest impairments, as of December 31, 2002 the Forethought investment portfolio reflects a cumulative net unrealized gain in excess of $125 million, which is net of unrealized losses of $27 million. Forethought continues to take actions to mitigate the future exposure to impairments, generally by reducing its exposure to the equity markets and investing in higher quality bonds and other investments. Volatility in the financial markets, however, continues to represent a risk to future results of operations. The investment portfolio will continue to be closely monitored and additional charges will be recognized, if considered appropriate.

Gross Profit:

Health Care

Gross profit for Health Care sales decreased $31 million from $120 million to $89 million in the first quarter of 2003. As a percentage of sales, gross profit was 45.9% in 2003 compared to 50.2% in the first quarter of 2002. This decrease was primarily due to the lower sales volume resulting from the Company’s change in year-end to September 30 as previously discussed. Lower volumes contributed to approximately $26 million of the decrease in gross profit, with the majority of the remaining decline related to lower prices. The decline in gross profit as a percentage of revenue is also attributable to the lower sales volume and the fixed nature of certain overhead costs.

Health Care therapy rental gross profit was essentially flat at $41 million in the first quarter of 2003, compared to $42 million in the prior year period. As a percentage of sales, gross profit was 50.6% compared to 48.3% in the first quarter of 2002. The decrease in gross profit dollars was primarily attributable to lower volumes, which were essentially offset by favorable field service costs. As a percentage of sales, gross profit improved as a result of the favorable field service costs.

Funeral Services

Funeral Services gross profit decreased $3 million, or 3.5%, to $83 million in the first quarter of 2003 from $86 million in the comparable prior year period. As a percentage of sales, gross profit was 54.6% in 2003 compared to 54.4% in 2002. The decline in gross profit dollars was due to the lower sales volume outlined above, some expected inefficiencies related to the start-up of a new product at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Partially offsetting these unfavorable items were improved price realization, continued improvements in manufacturing production costs at other manufacturing facilities and savings in other purchased material resulting from strategic sourcing initiatives. Gross profit percentages are exclusive of distribution costs of $21 million, or approximately 13.8% of revenues, in the first quarter of 2003, up from $20 million in the prior year period. Such costs are included in operating expenses for all periods.

Forethought recognized losses before other operating expenses of $45 million and $20 million in the first quarters of 2003 and 2002, respectively. These losses relate solely to the net capital loss and impairment charges recognized in each period, as previously discussed. During 2003 Forethought recognized a net capital loss of $56 million compared to a net loss of $26 million in the prior year period. Partially offsetting the impact of the higher net capital losses in the first quarter of 2003 were higher earned revenues from the underwriting business, along with increased investment income associated with the larger investment base.

Other

Other operating expenses, including insurance operations, decreased $1 million from $155 million in the first quarter of 2002 to $154 million in the first quarter of 2003. As a percentage of revenues, operating expenses increased to 32.7% in 2003 from 28.5% in 2002, solely the result of lower revenues on a nominally lower operating expense base. Increased spending in engineering and new product development initiatives, in accordance with the Company’s Business Plan and strategy, were offset by lower sales-related and legal expenses. Lower selling expenses were consistent with the lower revenues. A further reduction in operating expenses resulted from the discontinuance of amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on December 2, 2001. If the Company had adopted this Standard as of October 1, 2001, operating expenses in the first quarter of 2002 would have been lower by approximately $1 million.

Interest expense decreased $1 million compared to the first quarter of 2002 due primarily to the impact of executing interest rate swaps to convert $150 million of long-term debt from fixed to variable interest rates in 2001 and the continuing favorable interest rate environment. The average variable interest rate on debt covered by the swaps at December 31, 2002 was 3.60%. Investment income was down $1 million to $3 million in the first quarter of 2003 as a result of lower interest rates, despite relatively consistent to slightly higher cash, cash equivalents and short-term investment balances. Other expenses decreased $2 million primarily as a result of losses incurred on the sale or disposition of fixed assets and other miscellaneous items in the prior year.

The effective income tax rate for the first quarter of 2003 was 34%. In the first quarter of 2002, income taxes were favorably impacted by the release of $26 million of previously provided tax reserves associated with the resolution of certain tax matters and valuation allowances no longer considered necessary. Exclusive of this release, the effective tax rate would have been approximately 35%. The reduction in rate is the result of continuing benefits from tax initiatives undertaken by the Company and other opportunities are being evaluated to further reduce the effective tax rate.

Liquidity and Capital Resources

Net cash flows from operating activities and selected borrowings have represented the Company’s primary sources of funds for business growth, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements, other than routine operating leases. Its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under the Company’s financing agreements), but there are limitations with respect to secured indebtedness. The Company’s debt agreements also contain no credit rating triggers with the exception of one of the debt interest rate swaps, which could result in termination and settlement of the swap. Credit rating changes can, however, impact the cost of borrowings under the Company’s financing agreements.

During the first quarter of 2003, net cash generated by operating activities decreased $1 million to $96 million compared to $97 million in the prior year period. Operating cash flows were adversely impacted by decreased net income, higher inventories, and lower accounts payable and accrued liabilities. These unfavorable impacts were essentially offset by decreased receivables, including the sale of approximately $20 million of receivables, a majority of which were long-term in nature, and favorable insurance cash flows, despite the large impairment charge at Forethought.

Net cash used in investing activities decreased $6 million to $90 million in the first quarter of 2003 due to lower capital spending and the effects of proceeds received from the sale of fixed assets and a small business in the first quarter of 2002.

Net cash used in financing activities was $1 million in the first quarter of 2003 compared to $2 million of cash provided in the prior year comparable period. Financing activities in 2003 were represented by cash dividends and the net impact of insurance premiums received and benefits paid.

As of December 31, 2002, cash, cash equivalents and short-term investments (excluding investments in insurance operations) had increased $5 million to $301 million from $296 million at September 30, 2002. As a result of the $175 million payment required in January 2003 as part of the recent settlement of the antitrust litigation with Kinetic Concepts, Inc., the cash, cash equivalents and short-term investments balance is currently estimated at approximately $130 million. Accompanying the lower cash, cash equivalents and short-term investment balance will be lower investment income in 2003 compared to 2002.

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

Effective November 2002, the Company obtained amendments to the Credit Facilities to increase the maximum debt to capital ratio from 45% to 65% if the calculation of the ratio includes any “Material Decree”, generally defined as any judgment, order, decree or jury verdict with respect to litigation in excess of $150 million. The maximum debt to capital ratio increased to 65% as a result of the jury verdict in the KCI antitrust litigation and subsequent order by the United States District Court for the Western District of Texas, San Antonio Division dismissing and approving the settlement of the litigation. The amendments also increase the letter of credit sub limit under the facilities from $35 million to $250 million.

As of December 31, 2002, the Company had no outstanding borrowings under and was in compliance with all conditions set forth under the Credit Facilities, as amended, and had complete access to the $500 million of borrowing capacity available under the Credit Facilities.

Other Liquidity Matters

The Company believes that cash on hand and generated from operations and amounts available under its Credit Facilities, as amended, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional equity in connection with acquisitions. There can be no assurance that additional financing for acquisitions or any other purpose will be available at terms acceptable to the Company.

Contractual Obligations and Contingent Liabilities and Commitments

There have been no material changes from the information provided in the Company’s Transition Report on Form 10-K for the ten months ended September 30, 2002.

Unusual Charges

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for these actions, the cash component approximates $4 million, which is expected to be fully satisfied by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million provided under 2001 actions, as the actual costs incurred were favorable to those originally expected.

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million impairment charge. The charge was offset by a $2 million reversal of a 1999 provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $11 million, with the cash component of the charge approximating $6 million.

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

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$2	$(1)	$1
BCC	2	(1)	1
FFS	1	(1)	—
Closure of Forethought’s Canadian Office	3	(3)	—
Other facility costs	2	—	2

Total	$10	$(6)	$4

2001 Actions

In the fourth quarter of 2001, Batesville Casket announced certain realignment actions incurring an unusual charge of approximately $1 million primarily related to severance. In the second quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million, with a cash component of $12 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

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

Also during the first quarter, the Company incurred approximately $1 million of incremental costs related to prior actions which were classified as Unusual charges within the Statement of Consolidated Income.

Offsetting these charges, approximately $2 million of previous 1999 and 1998 charges were reversed as actual costs incurred were favorable to those originally expected. In addition, the Company completed the disposition of facilities idled under prior actions, resulting in cumulative gains of $2 million.

The following table summarizes the significant components and the related utilization of the non-impairment components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$12	$(12)	$—
BCC	1	(1)	—
FFS	1	(1)	—
Retirement of former CEO	8	(3)	5

Total	$22	$(17)	$5

Other

Of the reserve balances outlined above, approximately $4 million is included in other long-term liabilities related to certain retirement obligations of the Company’s former Chief Executive Officer. Other than such retirement obligations, the Company expects substantially all other costs to be incurred by the end of fiscal 2003 or shortly thereafter.

Critical Accounting Policies

The accounting policies of the Company, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the notes to our consolidated financial statements included within our Transition Report on Form 10-K for the ten months ended September 30, 2002 as previously filed.

Insurance Investments

At December 31, 2002, the fair value of our insurance investment portfolio was $3,149 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

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

We regularly evaluate all of our investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. Select criteria utilized in analyzing individual securities for impairment include:

•	The extent and duration to which the market value of a security was below its cost;

•	Downgrades in debt ratings;

•	Significant declines in value, regardless of the length of time the market value was below cost;

•	The status of principal and interest payments on debt securities;

•	Financial condition and recent events impacting companies underlying the securities; and

•	General economic and industry conditions.

Our evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, our judgments may change resulting in the recognition of an investment loss at that time. During the first quarters of 2003 and 2002, the Company recognized impairments of $68 million and $28 million, respectively. At December 31, 2002, accumulated other comprehensive income included net unrealized gains on investments of in excess of $125 million ($84 million net-of-tax), which is net of unrealized losses of $27 million. These unrealized losses are considered to be temporary. Of the securities currently in an unrealized loss position, nearly 70% are investment grade debt securities or obligations of U.S. government corporations and agencies.

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

Insurance Deferred Policy Acquisition Costs

At December 31, 2002, the balance of our deferred policy acquisition costs was $700 million. The recovery of these costs is dependent on the future profitability of the related business, including unearned revenue. If we determine a portion of the unamortized deferred policy acquisition costs is not recoverable, it is charged to amortization expense.

The assumptions we use to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial condition.

Insurance Benefit Reserves

At December 31, 2002, the total balance of our liabilities for insurance products was $2,626 million. We calculate and maintain reserves for the estimated future payment of claims to our policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions and inflation. Therefore, the reserves and liabilities we establish are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed our reserves and have a material adverse effect on results of operations and financial condition.

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

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense has been recognized for its fixed stock option plans as options are granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings by approximately $0.05, $0.04 and $0.05 per share for the ten months ended September 30, 2002 and each of the two prior fiscal years, respectively. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation and will finalize its decision in fiscal 2003. The predominant focus of this review relates to valuation methodology and consistency of application among public companies.

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

Accounting Standards

As of December 2, 2001, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard existing intangible assets are evaluated for possible impairment at the date of transition and periodically thereafter when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment and determined that there was no impairment with respect to recorded intangible assets. With the exception of Excess of cost over net asset value of acquired companies (“goodwill”), all of the Company’s intangible assets are subject to amortization. Essentially all of the Company’s goodwill resides at Hill-Rom. If the Company had adopted this Standard as of October 1, 2001, net income for the quarterly period ended December 31, 2001 would have increased less than $1 million.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Standard, which is effective for exit or disposal activities initiated after December 31, 2002, addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities. The Company will comply with the provisions of the Standard with respect to exit and disposal activities initiated after the effective date, but does not expect adoption to have any material impact on its consolidated financial statements or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee, regardless of whether any separately identifiable consideration is received. FIN No. 45 also requires additional disclosures with respect to guarantees falling within its scope. The Interpretation’s recognition and measurement provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The Company will comply with the recognition and measurement provisions of FIN No. 45 beginning January 1, 2003. The Company does not expect adoption of these provisions to have a material impact on its consolidated financial statements or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”. The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation and will finalize its decision in fiscal 2003. The predominant focus of this review relates to valuation methodology and consistency of application among public companies. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings by approximately $0.05, $0.04 and $0.05 per share for the ten months ended September 30, 2002 and each of the two prior fiscal years, respectively.

Forward-Looking Statements and Factors That May Affect Future Results

In connection with the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995 (the “Act”) or established by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that this document contains both statements of historical fact and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “mitigate,” “evaluate,” “attempt,” “could,” “future,” “expect,” “may,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” or the negative of those terms or other variations of them or by comparable terminology, but the absence of such terms does not mean that the statement is not forward-looking. In particular, statements, expressed or implied, concerning future actions, conditions or events, or future operating results or the ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors — many of which are beyond the Company’s control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions or other adverse consequences.

•	Capital equipment sales and therapy bed rental revenues may continue to be adversely affected by Medicare and state government Medicaid funding cuts that may affect customers in every segment of the Company’s health care business.

•	Negative performance of the Company’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of the Company’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in manufacturing, certain regulatory approvals and other factors.

•	The Company’s health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. The Company’s relationships with these customers and organizations pose several risks to the Company.

•	Increased prices for or unavailability of raw materials or finished goods used in the Company’s products could adversely affect the Company’s profitability or revenues.

•	Implementation of the Company’s Enterprise Resource Planning system could cause the Company to make unplanned expenditures or could cause disruptions in the Company’s business.

•	Product liability or other liability claims could expose the Company to adverse judgments or could affect the sales of the Company’s products.

•	The Company may not be able to execute its growth strategy if it is unable to successfully acquire and integrate other companies in the health care industry.

For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in the Company’s Transition Report on Form 10-K filed with the Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by the Company in the Company’s periodic reports on Form 8-K filed with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company’s Transition Report on Form 10-K for the ten months ended September 30, 2002.

Item 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.18	Settlement Agreement dated December 31, 2002 among Kinetic Concepts, Inc. and certain of its subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

During the quarter ended December 31, 2002 the Company filed the following reports on Form 8-K.

The Form 8-K dated November 21, 2002 reported under Item 5, “Other Events” the Company’s announcement of expected operating results for the fourth quarter of 2002, excluding the impact of any antitrust litigation charge in the fourth quarter related to the litigation with Kinetic Concepts Inc.

This Form 8-K also reported that the Company had amended the $500 million senior revolving credit facilities obtained on August 2, 2002. The amendments provided the Company with additional flexibility in utilization of the credit facilities. The facilities are with a syndicate of banks led by Bank of America, N.A. and Citicorp USA, Inc. Copies of the amendments to the credit facilities have been previously filed.

The Form 8-K dated December 31, 2002 reported under Item 5, “Other Events” the Company’s announcement that it had entered into a comprehensive settlement agreement relating to all pending antitrust litigation between the Company and Kinetic Concepts, Inc. The Company recognized a litigation charge of $250 million with respect to the settlement.

This Form 8-K also reported that the United States District Court for the Western District of Texas, San Antonio Division, had dismissed with prejudice all pending antitrust litigation between the Company and Kinetic Concepts, Inc. The review and approval of the settlement agreement and subsequent dismissal of the case represented the definitive settlement of the litigation between the companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC

DATE:	February 12, 2003	BY:	/s/ Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE:	February 12, 2003	BY:	/s/ Gregory N. Miller

Gregory N. Miller
Vice President – Controller and
Chief Accounting Officer

CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frederick W. Rockwood, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Frederick W. Rockwood Frederick W. Rockwood President and Chief Executive Officer

CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott K. Sorensen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Scott K. Sorensen Scott K. Sorensen Vice President and Chief Financial Officer