Form 10-Q
period 2003-03-31
HILLENBRAND INDUSTRIES INC
filed 2003-05-12
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, without par value — 61,776,935 shares as of May 2, 2003.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

Page

PART I — FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
Statements of Consolidated Income	3
for the Quarterly and Six-Month Periods Ended 3/31/03 and 3/31/02
Condensed Consolidated Balance Sheets at	4
3/31/03 and 9/30/02
Condensed Statements of Consolidated Cash Flows	5
for the Six-Month Periods Ended 3/31/03 and 3/31/02
Notes to Condensed Consolidated Financial Statements	6-15
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-36
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	37
Item 4 - Controls and Procedures	37
PART II — OTHER INFORMATION
Item 4 - Submission of Matters to a Vote of Security Holders	38
Item 6 -Exhibits and Reports on Form 8-K	38-39
SIGNATURES	40
CERTIFICATIONS	41-42

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	03/31/03	03/31/02	03/31/03	03/31/02

		(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$213	$191	$407	$430
Health Care therapy rentals	80	82	161	169
Funeral Services sales	164	165	316	323
Insurance revenues	97	95	141	154

Total revenues	554	533	1,025	1,076
Cost of revenues:
Health Care cost of goods sold	109	98	214	217
Health Care therapy rental expenses	43	42	83	87
Funeral Services cost of goods sold	72	75	141	147
Insurance cost of revenues	82	79	171	158

Total cost of revenues	306	294	609	609
Gross profit	248	239	416	467
Other operating expenses	143	154	297	309
Unusual charges, net (Note 7)	—	—	—	11

Operating profit	105	85	119	147
Interest expense	(6)	(4)	(10)	(9)
Investment income	2	2	5	6
Other income (expense), net	(7)	(1)	(8)	(4)

Income before income taxes	94	82	106	140
Income tax expense (Note 9)	32	29	36	24

Net income	$62	$53	$70	$116

Earnings per common share — basic (Note 3)	$1.01	$0.85	$1.13	$1.85

Earnings per common share — diluted (Note 3)	$1.00	$0.85	$1.13	$1.85

Dividends per common share	$0.25	$0.31	$0.50	$0.52

Average shares outstanding-basic (thousands)	62,022	62,969	61,997	62,880

Average shares outstanding-diluted (thousands)	62,162	63,268	62,132	63,138

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS	3/31/03	9/30/02

	(In Millions)
Current assets:
Cash, cash equivalents and short-term investments	$188	$296
Trade receivables, net	336	361
Inventories	115	103
Income taxes receivable	—	28
Deferred income taxes	108	136
Other	18	34

Total current assets	765	958
Equipment leased to others, net	56	60
Property, net	209	210
Other assets:
Intangible assets, net:
Excess of cost over net asset values of acquired companies	147	141
Other	89	73
Deferred charges and other assets	111	111

Total other assets	347	325
Insurance assets:
Investments	3,218	3,044
Deferred policy acquisition costs	694	697
Deferred income taxes	34	41
Other	59	107

Total insurance assets	4,005	3,889

Total assets	$5,382	$5,442

LIABILITIES
Current liabilities:
Trade accounts payable	$65	$75
Accrued litigation charge (Note 6)	75	250
Other	175	226

Total current liabilities	315	551
Other liabilities:
Long-term debt	322	322
Other long-term liabilities	95	94
Deferred income taxes	10	10

Total other liabilities	427	426
Insurance liabilities:
Benefit reserves	2,657	2,590
Unearned revenue	802	795
Other	81	81

Total insurance liabilities	3,540	3,466

Total liabilities	4,282	4,443

Commitments and contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	46	44
Retained earnings	1,495	1,456
Accumulated other comprehensive income (Note 4)	98	40
Treasury stock	(543)	(545)

Total shareholders’ equity	1,100	999

Total liabilities and shareholders’ equity	$5,382	$5,442

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Statements of Consolidated Cash Flows

	Year-to-Date Period Ended

	03/31/03	03/31/02

	(In Millions)
Net income	$70	$116
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	38	46
Change in noncurrent deferred income taxes	(22)	11
Gain on sale of business	—	(1)
Change in net working capital excluding cash and current debt	(152)	(74)
Change in insurance items:
Deferred policy acquisition costs	3	(16)
Unearned revenue	7	2
Other insurance items, net	21	45
Insurance investment impairments	80	33
Other, net	15	15

Net cash provided by operating activities	60	177

Investing activities:
Capital expenditures	(52)	(59)
Proceeds on disposal of fixed assets and equipment leased to others	—	5
Proceeds on sale of business	—	8
Other investments	(12)	—
Insurance investments:
Purchases	(954)	(1,171)
Proceeds on maturities	117	508
Proceeds on sales	738	536

Net cash used in investing activities	(163)	(173)

Financing activities:
Reductions to debt, net	—	(2)
Payment of cash dividends	(31)	(32)
Exercise of options	1	10
Treasury stock acquisitions	—	(3)
Insurance deposits received	169	185
Insurance benefits paid	(145)	(144)

Net cash (used in) provided by financing activities	(6)	14

Effect of exchange rate changes on cash	1	(1)

Total cash flows	(108)	17
Cash, cash equivalents and short-term investments:
At beginning of period	296	269

At end of period	$188	$286

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Transition Report on Form 10-K as filed with the Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company or HRC,” “Batesville Casket Company or BCC,” and “Forethought Financial Services or FFS,” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective operating companies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	3/31/03	9/30/02

Allowance for possible losses and discounts on trade receivables	$30	$36
Inventories
Finished products	$78	$71
Work in process	25	21
Raw materials	12	11

Total inventory	$115	$103

Accumulated depreciation of equipment leased to others and property	$573	$564
Accumulated amortization of intangible assets	$136	$130
Capital stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Cumulative treasury stock acquired, less cumulative shares reissued have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net income (in thousands)	$62,452	$53,513	$70,191	$116,585
Average shares outstanding-basic	62,022	62,969	61,997	62,880
Average shares outstanding-diluted	62,162	63,268	62,132	63,138
Earnings per common share — basic	$1.01	$0.85	$1.13	$1.85
Earnings per common share — diluted	$1.00	$0.85	$1.13	$1.85

4.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net income	$62	$53	$70	$116
Net change in unrealized gain (loss) on available-for-sale securities	21	(29)	54	(34)
Foreign currency translation adjustment	—	(2)	4	(4)

Comprehensive income	$83	$22	$128	$78

The composition of accumulated other comprehensive income at March 31, 2003 and September 30, 2002 were the cumulative adjustment for unrealized gains on available-for-sale securities of $105 and $51 million, respectively, foreign currency translation adjustments of ($6) and ($10) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

5.	Guarantees

FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, clarifies the requirements of SFAS No. 5,

“Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee, regardless of whether any separately identifiable consideration is received. The Interpretation’s recognition and measurement provisions were applied on a prospective basis to guarantees issued or modified after December 31, 2002, as required, with no material impact on the consolidated financial statements or results of operations.

The Company routinely grants limited warranties on its products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. The Company recognizes a reserve with respect to this obligation at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of the changes in the Company’s warranty reserve is as follows:

	Quarterly	Year-to-Date
	Period Ended	Period Ended
	3/31/03	3/31/03

Balance at beginning of period	$20	$23
Provision for warranties during the period	9	13
Warranty claims during the period	(8)	(15)

Balance at March 31, 2003	$21	$21

In the normal course of business the Company enters into various other guarantees and indemnities in its relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of Company actions to business partners. These guarantees and indemnifications would not materially impact the Company’s financial condition or results of operations, although indemnifications associated with the Company’s actions generally have no dollar limitations.

6.	Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and one of its affiliates (collectively, the “plaintiffs”), filed suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division (the Court). The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. On December 31, 2002, the Company entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation with the plaintiffs. At the request of the parties, on January 2, 2003, the Court dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, Hillenbrand paid KCI $175 million out of its cash on hand. Hillenbrand will pay KCI an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. Additionally, in connection with the dismissal neither party admitted any liability or fault in connection with the settlement.

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

On April 14, 2003 the Company announced that Hill-Rom will establish a new business structure to accelerate its strategy for strengthening its core businesses while investing in new revenue initiatives. As a result of this action, the Company expects to eliminate between 250 and 300 current salaried positions globally during the next 12 months. During the same time period, Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to establish and support new revenue initiatives. The Company expects these actions to result in a fiscal 2003 third quarter charge of between $9 and $11 million and, upon completion, to reduce net operating costs between $12 and $14 million annually, with significant benefits beginning in the first quarter of fiscal 2004. See Note 11 for further details regarding this action.

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. The combined Batesville Casket actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred on a combined basis by Batesville Casket and Hill-Rom in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for the above actions, the cash component approximates $4 million, which is expected to be fully satisfied by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action related to its home care and long-term care businesses, as the actual costs incurred were favorable to those originally expected.

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million write-down of an intangible asset. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of Consolidated Income, was $11 million, with the cash component of the charge approximating $6 million.

Included in these actions was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location for Batesville Casket and a sales force reduction at Hill-Rom.

The intangible asset charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

The following table summarizes the significant components and the related utilization of the cash components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$2	$(1)	$1
BCC	2	(1)	1
FFS	1	(1)	—
Closure of Forethought’s Canadian Office	3	(3)	—
Other facility costs	2	(1)	1

Total	$10	$(7)	$3

Other

In addition to the reserve balances outlined above, approximately $5 million of accrued liabilities were outstanding at March 31, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the first quarter of 2001 and the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of the retirement agreement. Of the remaining $5 million liability, approximately $4 million is included in other long-term liabilities. Other than such retirement obligations, the Company expects substantially all other costs outlined above to be paid by the end of fiscal 2003 or shortly thereafter.

8.	Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense is recognized for fixed stock option plans as options are granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation including stock awards and performance-based awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation.

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net income, as reported	$62	$53	$70	$116
Deduct:
Total stock-based employee compensation, net of related tax effects	1	1	2	2

Pro forma net income	$61	$52	$68	$114

Earnings per share:
Basic — as reported	$1.01	$0.85	$1.13	$1.85

Basic — pro forma	$0.99	$0.83	$1.09	$1.82

Diluted — as reported	$1.00	$0.85	$1.13	$1.85

Diluted — pro forma	$0.99	$0.83	$1.09	$1.81

9.	Income Taxes

The effective income tax rate for the first six months of 2003 was 34%. Income taxes in 2002 reflect the first quarter reversal of $26 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary.

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

10.	Segment Reporting

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

Financial information regarding the Company’s reportable segments is presented below:

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

Quarterly Period Ended March 31, 2003
Net revenues (a)	$293	$164	$97	$—	$554
Income (loss) before income taxes (a)	$51	$52	$8	$(17)	$94
Net income (loss)	$33	$34	$6	$(11)	$62
Quarterly Period Ended March 31, 2002
Net revenues (a)	$273	$165	$95	$—	$533
Income (loss) before income taxes (a)	$39	$50	$9	$(16)	$82
Net income (loss)	$25	$33	$6	$(11)	$53

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

Year-to-Date Period Ended March 31, 2003
Net revenues (a)	$568	$316	$141	$—	$1,025
Income (loss) before income taxes (a)	$87	$95	$(46)	$(30)	$106
Net income (loss)	$57	$63	$(30)	$(20)	$70
Year-to-Date Period Ended March 31, 2002
Net revenues (a)	$599	$323	$154	$—	$1,076
Income (loss) before income taxes and unusual items (a)	$108	$93	$(16)	$(34)	$151
Net income (loss) before unusual items (b)	$70	$61	$(11)	$3	$123
Unusual items (after taxes) (c)					$(7)

Net income					$116

(a)	Forethought results reflect net capital gains(losses), including the effects of impairments, of less than $1 million and ($56) million for the three and six months ended March 31, 2003 and ($7) million and ($33) million for the three and six months ended March 31, 2002, respectively.

(b)	Corporate and Other Expense includes the first quarter reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary.

(c)	Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

11.	Subsequent Events

On April 14, 2003 the Company announced that Hill-Rom will establish a new business structure to accelerate its strategy for strengthening its core businesses while investing in new revenue initiatives. As a result of this action, the Company expects to eliminate between 250 and 300 current salaried positions globally during the next 12 months. During the same time period, Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to establish and support new revenue initiatives. The Company expects these actions to result in a fiscal 2003 third quarter charge of between $9 and $11 million and, upon completion, to reduce net operating costs between $12 and $14 million annually, with significant benefits beginning in the first quarter of fiscal 2004.

Hill-Rom’s new business structure consists of:

A Care Environment Division headquartered in Batesville, Indiana, consisting of patient platforms, architectural, furniture, medical gas and infant care businesses;

A Clinical Division headquartered in Charleston, South Carolina, consisting of its therapy surfaces business;

A Services Division headquartered in Batesville, Indiana, consisting of the capital service, parts and information systems businesses and its service center network;

An Americas and Asia Pacific Sales Division that will provide the three abovementioned operating divisions access to the Americas and Asia Pacific sales channels with one unified Hill-Rom brand; and,

An EMEA (Europe, Middle East and Africa) Division headquartered in Paris, France, consisting of essentially all resident functions in Europe, the Middle East and Africa, including research and development, manufacturing, strategic and operational marketing, quality, logistics, sales and service.

Hill-Rom corporate functions such as finance, information technology, human resources, strategy, legal and regulatory will remain centralized to support the new business structure.

In the third quarter of 2003, the Company also announced its intention to amend its defined benefit pension plan for most non-bargained employees. Under the terms of the amendment, new employees hired after July 1, 2003 will no longer be eligible for participation in the plan, but instead will participate in a new 401(k) retirement program beginning January 1, 2004. Current employees and those hired up to July 1, 2003 will have an opportunity to continue to participate in the defined benefit pension plan and the existing 401(k) plan or in the new 401(k) retirement program. This election will be made just prior to the Company’s fiscal year-end of September 30 and will become effective as of January 1, 2004.

For those employees electing to continue participation in the defined benefit pension plan, there will be no changes in benefits and all future service will be recognized as credited service under the plan. For those electing the new 401(k) retirement program, benefits under the defined benefit pension plan will be frozen and paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. The Company currently expects to recognize an income statement charge as a result of this action; however, no exact quantification of the charge can be made until employee elections are completed. Current estimates indicate this charge could approximate $1 million. The Company expects to recognize the impact associated with this action in the fourth quarter of fiscal 2003.

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

In the most recent Form 10-K, the Company outlined its overall strategic plan and commitment to accelerate shareholder value and growth. While there have been no material changes to Hill-Rom’s strategic plan and commitment to accelerate shareholder value and growth, on April 14, 2003 the Company announced that Hill-Rom will establish a new business structure to accelerate its strategy for strengthening its core businesses while investing in new revenue initiatives. The Company expects these actions to result in a fiscal 2003 third quarter charge of between $9 and $11 million and, upon completion, to reduce net operating costs between $12 and $14 million annually, with significant benefits beginning in the first quarter of fiscal 2004 (see Note 11 to the condensed consolidated financial statements). The Company believes that the benefits of the new Hill-Rom organizational structure include increased speed of decision making, enhanced ability to execute business plans, and improved integration of acquisitions. The new structure will also provide the flexibility to structure and manage distinct business models that address the unique characteristics and opportunities of each division. Importantly, it should also further reduce the cost base across the business.

The health care products industry is a diverse and highly competitive industry. Over the long term, patient demand for services is rising as a result of a number of factors, including the aging of America, enlightened consumers and technological advances. These trends are reflected in increasing days of inpatient stays at acute care facilities in the United States and Western Europe, creating demand for new facilities and pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of nurse staffing shortages.

In addition, health care providers are under increased pressure to control costs. As a result, purchasers of health care products and services such as those offered by the Company’s health care businesses increasingly are demanding lower priced products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits cause increasing pressure to control costs in the Medicare and Medicaid programs. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement environment for providers. Accordingly, management of the Company believes that, in order for the Company to achieve its goals of faster growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis. As an example, the Company has experienced strong sales in its TotalCare line in recent periods as a result of continuing to offer new product line extensions with respect to this product. In areas in which the Company has been slower to bring new products and features to market, the Company has been less competitive. Hill-Rom’s increased commitment to new product development should generate additional growth opportunities in 2004 and beyond.

Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term market needs: improving the efficiency of healthcare facilities and their operations; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency. Management believes substantial opportunity exists to grow in these areas by leveraging Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. Because of its heavy concentration in sales of capital equipment, the Company is susceptible to short-term demand fluctuations resulting from healthcare economic and regulatory changes. For example, the Company is currently experiencing lower health care sales volumes in Europe due to lower demand attributable to general economic weakness. The Company intends to accelerate its efforts in non-capital products and services, which it believes will provide a more stable revenue base. Meanwhile, Hill-Rom continues to focus on increasing its competitiveness in light of anticipated price pressures and low cost competitors.

In the funeral services products industry, the North American burial casket industry appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now representing about 31% of total deaths. Management expects these trends, which have resulted in declines in the volume of casket sales for the Company over the past two years, to continue in the near future. Although the Company offers a line of cremation products, these products result in lower revenue and carry lower margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products. Therefore, based on these trends and factors, the Company’s strategy to improve profitability in the funeral services products industry will require the Company to continue to differentiate its products on the basis of quality, innovation, personalization and customer service, while at the same time aggressively acting to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

In the funeral services insurance industry, volatility in the credit markets has continued to adversely impact the Forethought investment portfolio resulting in significant net capital losses and impairments. The declining interest rate environment and portfolio turnover have negatively impacted the investment yield on the portfolio, a trend which is likely to continue in the near-term, as a result of low interest rates and the continued rebalancing of the portfolio to improve the overall quality of the investment holdings. The underwriting component of the insurance business is also under some pressure as funeral value sales are being adversely impacted by the rationalization of sales and marketing programs and general economic weakness. The competitive marketplace is making it difficult to fully align the earnings rate within the underlying policies sold and overall declining investment returns. While Forethought is actively managing the spread between its investment returns and the rate of earnings on its policies in force, a declining spread is putting additional pressure on underwriting profitability. All of these pressures appear to be stabilizing, with a more positive long-term outlook which should benefit from the aging population in the United States.

Results of Operations

Effective for fiscal year 2002, the Company changed its fiscal year to September 30 from the 52 or 53-week period ending on the Saturday nearest November 30 of each year. Accordingly, the Company’s 2002 fiscal year was a ten-month transition period from December 2, 2001 to September 30, 2002. However, in order to present a more meaningful comparison, the Statements of Consolidated Income and Statements of Consolidated Cash Flows included in this Form 10-Q and the comparison of results of operations set forth below present information for the three and six-month periods from January 1, 2002 to March 31, 2002 and October 1, 2001 to March 31, 2002, respectively. References in the following discussion to the second quarter and first six months of 2002 are to these respective three and six-month periods, and references to the second quarter and six months of 2003 are to the three and six-month periods from January 1, 2003 to March 31, 2003 and October 1, 2002 to March 31, 2003, respectively, corresponding to the Company’s new fiscal year.

Second Quarter 2003 Compared to Second Quarter 2002

Consolidated revenues of $554 million in the second quarter of 2003 increased $21 million compared to $533 million in the second quarter of 2002. The increase in revenue was primarily related to higher Health Care sales, which benefited from higher volume and favorable movements in foreign currency exchange rates of nearly $6 million. The higher Health Care sales offset softness in Health Care therapy rentals and Funeral Services sales, both of which were primarily volume related. Insurance revenues were slightly higher in the second quarter of 2003 as lower earned revenues were more than offset by improved net capital gains/losses. In 2003 net capital gains and losses were essentially zero compared to a 2002 net capital loss of $7 million. Reported net capital gains/losses in each period included impairments and realized capital losses of $12 million and $7 million, respectively. Operating profit improved $20 million to $105 million in 2003 from $85 million in 2002. Diluted earnings per share increased $0.15 per share to $1.00 per share in 2003 from $0.85 per share in 2002.

Revenues:

Health Care

Health Care sales increased $22 million, or 11.5%, to $213 million in the second quarter of 2003 compared to $191 million in the second quarter of 2002. Volume accounted for $15 million of the overall increase in revenues, accompanied by favorable foreign exchange rates of $6 million. Favorable product mix was essentially offset by slightly lower pricing resulting from competitive pressures. Within North America, the Communications, Infant Care, Ambulatory and Architectural product groups all showed volume improvements over the prior year, which were partially offset by volume declines in Patient Platform and Europe.

Health Care therapy rental revenue decreased $2 million to $80 million in the second quarter of 2003. Negative experience in terms of net product revenues after discounts, or realized rate, for the quarter of $2 million along with lower volume of $3 million were the primary drivers of the decline. Partially offsetting this downward pressure were favorable product mix and exchange rates. European rental revenues represented $1 million of the volume decline.

Funeral Services:

Funeral Services products revenue of $164 million declined $1 million from that reported in the prior year comparable period. A decline in volume of nearly $12 million across essentially all product lines along with slightly unfavorable product mix, were partially offset by favorable price realization, increased revenues from Options cremations products and other miscellaneous product accessory revenues when compared to the prior year. The volume decline was primarily attributable to continued lower death rates, coupled with a slightly higher and gradually increasing percentage of cremations in the second quarter of 2003 compared to the prior year period.

Insurance revenues, consisting of underwriting and investment revenues, increased $2 million to $97 million in the second quarter of 2003. This increase was due entirely to the favorable differential in net capital gains/losses reported in 2003, which more than offset lower earned revenues and investment income. In 2003 net capital gains and losses were essentially zero compared to net capital losses of $7 million in the prior year period. Revenues generated by underwriting declined as earned revenues decreased $4 million to $53 million in 2003 as a result of lower policy sales. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. Investment income declined approximately $1 million in the second quarter of 2003 to $44 million. Low interest rates and portfolio turnover continue to negatively impact portfolio yield. The funeral value of policies sold (that is, the amount of insurance put in place to prefund funeral arrangements) during the second quarter of 2003 declined approximately 16% when compared to the prior year period. The decline in funeral value of policies sold was primarily the result of the rationalization of sales and marketing programs and general economic weakness.

Net capital gains recognized during the second quarter of 2003 included “other than temporary” impairment charges of $12 million, which were more than offset by realized capital gains. The recognized impairments included write-downs of various airline holdings, a number of bonds downgraded below investment grade and a private equity investment. These impairments were recognized as part of the Company’s continuing review of under performing securities. Upon recognition of these impairments, as of March 31, 2003 the Forethought investment portfolio reflects a cumulative net unrealized gain of $160 million, which is net of unrealized losses of $16 million. Forethought continues to take actions to mitigate the future exposure to impairments, generally by reducing its exposure to the equity markets and investing in higher quality bonds and other investments. Volatility in the financial markets, however, continues to represent a risk to future results of operations. The investment portfolio will continue to be closely monitored and additional charges will be recognized, if considered appropriate.

Gross Profit:

Health Care

Gross profit for Health Care sales increased $11 million, or 11.8%, from $93 million to $104 million in the second quarter of 2003. As a percentage of sales, gross profit was 48.8% in 2003 compared to 48.7% in the second quarter of 2002. The increase in gross profit was directly related to higher volumes.

Health Care therapy rental gross profit decreased $3 million to $37 million in the second quarter of 2003, compared to $40 million in the prior year period. As a percentage of sales, gross profit was 46.3% compared to 48.8% in the second quarter of 2002. The decline in gross profit was primarily due to a specific product warranty accrual of approximately $2 million during the quarter.

Funeral Services

Funeral Services products gross profit increased $2 million, or 2.2%, to $92 million in the second quarter of 2003 from $90 million in the comparable prior year period. As a percentage of sales, gross profit was 56.1% in 2003 compared to 54.5% in 2002. The primary drivers of the increased margins were improved price realization, continued efficiencies and improvements in production costs, and savings in purchased materials resulting from strategic sourcing initiatives. Partially offsetting these favorable developments were the lower burial volumes outlined above, expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Gross profit percentages are exclusive of distribution costs of $22 million, or approximately 13.4% of revenues, in the second quarter of 2003, up from $21 million and 12.7% of revenues in the prior year period, primarily as a result of higher fuel prices. Such costs are included in other operating expenses for all periods.

Forethought recognized profit before other operating expenses of $15 million and $16 million in the second quarters of 2003 and 2002, respectively. The decrease in profit before operating expenses, despite higher reported revenues, was due primarily to a $3 million increase in benefits paid and credited interest resulting from the increased number of policies in force. The effect of increased amortization of deferred acquisition costs experienced in the quarter was essentially offset by favorability associated with a Company sponsored sales and marketing program.

Other

Other operating expenses, including insurance operations, decreased $11 million, or 7.1%, from $154 million in the second quarter of 2002 to $143 million in the second quarter of 2003. As a percentage of revenues, operating expenses decreased to 25.8% in 2003 from 28.9% in 2002 as a result of lower overall expenses on a higher revenue base. Engineering and new product development initiatives increased nearly $3 million over the prior year, in accordance with the Company’s business plan and strategy. This increase was more than offset by lower expenses in other areas, primarily lower incentive compensation associated with year-to-date performance and reduced earnings opportunities in the current year compared to that of the prior year.

Interest expense increased nearly $2 million compared to the second quarter of 2002 due primarily to the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments. The Company is continuing to realize the benefits of interest rate swaps executed in 2001 to convert $150 million of long-term debt from fixed to variable interest rates. The average variable interest rate on debt covered by the swaps at March 31, 2003 was 3.5%. Investment income for the quarter was unchanged when compared to 2002 at $2 million despite somewhat lower cash, cash equivalents and short-term investment balances. Other expenses increased $6 million in 2003 to $7 million, primarily as a result of passive investment losses of nearly $4 million and the impact of foreign exchange losses.

The effective income tax rate for the second quarter of 2003 was 34% compared to 35% in 2002. The reduction in rate is the result of continuing benefits from tax initiatives undertaken by the Company, with other opportunities currently under evaluation to further reduce the effective tax rate.

Six Months 2003 Compared to Six Months 2002

Except as noted below, the factors affecting the second quarter comparisons also affected the year-to-date comparisons.

Consolidated revenues of $1,025 million in the first six months of 2003 decreased $51 million compared to $1,076 million in the comparable period of 2002, despite favorable movements in foreign currency exchange rates of approximately $12 million. The decrease in revenue was partially attributable to the Company’s change in fiscal year end to September 30 from the Saturday nearest November 30 of each year. This change in year-end had an adverse impact on sales volume, primarily at Hill-Rom, in the current year compared to the prior year period, when in November 2001 the Company had record monthly revenues. The remainder of the decrease in revenue was primarily attributable to the increased net capital losses and impairments recognized at Forethought, which were only partially offset by higher earned revenues and investment income. During the first six months of 2003, Forethought reported net capital losses of $56 million compared to net losses of $33 million in the prior year period. Included in these amounts are impairments and realized capital losses of nearly $80 million and $33 million, respectively. Lower volumes at Batesville Casket were essentially offset by favorable price realization and other revenues. Operating profit declined $28 million to $119 million in 2003 from $147 million in 2002. Diluted earnings per share decreased $0.72 per share to $1.13 per share in 2003 from $1.85 per share in 2002.

In addition to the net capital losses incurred in each period as discussed above, the 2002 results included a number of other items in the first quarter which impacted the comparability of the financial results with the first six months of 2003. Included in these items was a net unusual charge of $11 million primarily related to continued streamlining efforts and the write-down of certain underperforming assets, partially offset by the reversal of excess accruals from prior actions. Overall, the 2003 and 2002 items outlined above, including net capital losses, negatively impacted operating profit in each year by approximately $56 million and $44 million, respectively. Further, 2002 net income was also impacted by the first quarter reversal of $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary. Considering the effect of all these items, net income was adversely impacted by $37 million in 2003 and $3 million in 2002.

Revenues:

Health Care

Health Care sales decreased $23 million to $407 million in the first six months of 2003 compared to $430 million in 2002. As briefly outlined above, the decline in revenues related primarily to lower volume associated with the Company’s change in year-end to September 30 and the record revenues reported in November 2001. Volume accounted for $32 million of the overall decline in revenues, partially offset by favorable foreign exchange of $10 million. Lower pricing resulting from competitive pressures was essentially offset by favorable product mix. Excluding the impact of favorable foreign exchange, revenues were down in most European markets, most notably in France and Germany, as a result of general economic softness in Europe.

Health Care therapy rental revenue decreased $8 million to $161 million in 2003, compared to $169 million in 2002. Negative experience in terms of realized rate of $9 million, most notably in home care, along with lower volume of $6 million were the primary drivers of the decline. Partially offsetting this downward pressure were favorable product mix and foreign exchange.

Funeral Services

Funeral Services products revenue of $316 million declined $7 million from that reported in the prior year comparable period. The primary driver of the decline was lower volume across essentially all product lines of nearly $22 million, along with slightly unfavorable product mix. These declines were partially offset by favorable price realization, increased revenues from Options cremation products and other miscellaneous product accessory revenues. The volume decline is attributable to continued lower death rates, coupled with a one point increase in the percentage of cremations in the first six months of 2003 compared to the prior year.

Insurance revenues, consisting of underwriting and investment revenues, decreased $13 million to $141 million in the first six months of 2003 from $154 million in the first six months of 2002. The decline in revenue was due entirely to the differential in net capital losses reported in each period as discussed above. In 2003 net capital losses of $56 million were recorded in relation to $33 million in the comparable prior year period. Revenues generated by underwriting improved as earned revenues increased $6 million to $106 million in 2003 as a result of increased policies in force and an unusually low level of underwriting revenue in the first quarter of the prior year. Investment income increased approximately $4 million in the first six months of 2003 to $91 million, as the impacts of a larger investment base offset the continuing pressures on investment yield. The funeral value of policies sold during the first six months of 2003 declined approximately 15% when compared to the prior year period. This decline was the result of the same drivers that caused the quarter decline, in addition to the prior year discontinuance of Forethought’s underwriting operations in Canada.

Gross Profit:

Health Care

Gross profit for Health Care sales decreased $20 million from $213 million to $193 million in the first six months of 2003. As a percentage of sales, gross profit was 47.4% in 2003 compared to 49.5% in 2002. The decrease in gross profit dollars was primarily associated with lower volumes resulting from the Company’s change in fiscal year-end as discussed above. Lower volumes contributed to approximately $16 million of the decline in gross profit. The remainder of the decline related to continued pricing pressures, especially with mid-level product offerings. The decline in gross profit as a percentage of revenues was related to lower volumes and the fixed nature of certain overhead expenses.

Health Care therapy rental gross profit decreased $4 million to $78 million in the first six months of 2003, compared to $82 million in the prior year period. As a percentage of sales, gross profit was 48.4% in 2003, which was essentially unchanged from the prior year period. The decline in gross profit dollars was primarily attributable to a lower realized rate, most notably in home care, along with lower volumes. The negative effect of the specific product warranty accrued in the second quarter of 2003 was generally offset by the full year-to-date effect of lower overall field service costs.

Funeral Services

Funeral Services products gross profit decreased $1 million to $175 million in the first six months of 2003 from the comparable prior year period. As a percentage of sales, gross profit was 55.4% in 2003 compared to 54.5% in 2002. The primary drivers of the decline in gross profit dollars were the lower burial volumes outlined above, inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Partially offsetting these unfavorable developments were improved price realization, continued efficiencies and improvements in production costs, and savings in purchased materials resulting from strategic sourcing initiatives. Gross profit percentages are exclusive of distribution costs of $43 million, or approximately 13.6% of revenues, in the first six months of 2003, up from $41 million and 12.7% of revenues in the prior year period, primarily as a result of higher fuel prices. Such costs are included in other operating expenses for all periods.

Forethought recognized losses before other operating expenses of $30 million and $4 million for the first six months of 2003 and 2002, respectively. These losses related primarily to the net capital loss and impairment charges recognized in each period, as previously discussed. During 2003, Forethought recognized a net capital loss of $56 million compared to a net loss of $33 million in the prior year period. Also contributing to the increased loss in 2003 was an $11 million increase in benefits paid and credited interest resulting from the increased number of policies in force. Forethought also experienced increased amortization of deferred acquisition costs, which were only partially offset by favorability associated with a Company sponsored sales and marketing program. Higher earned revenues and investment income provided only a partial offset to these higher costs.

Other

Other operating expenses, including insurance operations, decreased $12 million from $309 million in the first six months of 2002 to $297 million in the comparable 2003 period. As a percentage of revenues, operating expenses increased slightly to 29.0% in 2003 from 28.7% in 2002, solely the result of lower revenues on a nominally lower operating expense base. Engineering and new product development initiatives increased nearly $6 million over the prior year, in accordance with the Company’s business plan and strategy. This increase was more than offset by lower incentive compensation, sales-related expenses and litigation costs.

Interest expense increased nearly $1 million compared to the first six months of 2002 due primarily to the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments. The Company is continuing to realize the benefits of interest rate swaps to convert $150 million of long-term debt from fixed to variable interest rates as a result of the favorable interest rate environment. Investment income for the first six months of 2003 was down $1 million to $5 million, primarily the result of lower cash, cash equivalents and short-term investment balances and the current low interest rate environment. Other expenses increased $4 million in 2003 to $8 million, primarily as a result of passive investment losses of nearly $4 million and the impact of foreign exchange losses.

The effective income tax rate for the first six months of 2003 was 34%. In the first quarter of 2002, income taxes were favorably impacted by the release of $26 million of previously provided tax reserves associated with the resolution of certain tax matters and valuation allowances no longer considered necessary. Exclusive of this release, the effective tax rate for the first six months of 2002 would have been approximately 35%.

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

During the first six months of 2003, net cash generated by operating activities decreased $117 million to $60 million compared to $177 million in the prior year period. Operating cash flows were adversely impacted by lower net income, higher inventories, and lower accounts payable and accrued liabilities, primarily associated with the payment of the litigation settlement of $175 million to Kinetic Concepts, Inc. (KCI) in January 2003. These unfavorable impacts were partially offset by decreased receivables, including the sale of approximately $30 million of long-term receivables, and favorable movement in other current assets, most notably in the tax related accounts.

Net cash used in investing activities decreased $10 million to $163 million in the first six months of 2003 due to lower capital spending and insurance related cash flows. These favorable impacts were partially offset by minority investments made in 2003 and the effects of proceeds received from the sale of fixed assets and a small business in the first quarter of 2002. Capital expenditures in 2003 include the recent purchase by Batesville Casket of certain intellectual property related to Marsellus Casket Company.

Net cash used in financing activities was $6 million in the first six months of 2003 compared to $14 million of cash provided in the prior year comparable period. Financing activities in 2003 were represented by cash dividends and the net impact of insurance premiums received and benefits paid. As a result of lower pre-need insurance policy sales in the current year, the favorable impact of cash provided by insurance deposits received in excess of benefits paid is lower in 2003 than in 2002. Proceeds from the exercise of stock options were also higher in 2002.

As of March 31, 2003, cash, cash equivalents and short-term investments (excluding investments in insurance operations) had decreased $108 million to $188 million from $296 million at September 30, 2002. As outlined above, the primary reason for the decrease relates to the $175 million payment, $111 million net-of-tax, required in January 2003 as part of the prior year settlement of the antitrust litigation with KCI. The impact of this payment was partially offset by net cash flow generated from operations. Accompanying the lower cash, cash equivalents and short-term investment balance will be lower investment income in 2003 compared to 2002.

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

Effective November 2002, the Company obtained amendments to the Credit Facilities to increase the maximum debt to capital ratio from 45% to 65%. The amendments also increased the letter of credit sub limit under the facilities from $35 million to $250 million.

As of March 31, 2003, the Company had $12 million of outstanding commitments in the form of letters of credit under the facility and was in compliance with all conditions set forth under the Credit Facilities, as amended, and had complete access to the remaining $500 million of borrowing capacity available under the Credit Facilities.

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

Unusual Charges

On April 14, 2003 the Company announced that Hill-Rom will establish a new business structure to accelerate its strategy for strengthening its core businesses while investing in new revenue initiatives. As a result of this action, the Company expects to eliminate between 250 and 300 current salaried positions globally during the next 12 months. During the same time period, Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to establish and support new revenue initiatives. The Company expects these actions to result in a fiscal 2003 third quarter charge of between $9 and $11 million and, upon completion, to reduce net operating costs between $12 and $14 million annually, with significant benefits beginning in the first quarter of fiscal 2004. See Note 11 of the condensed consolidated financial statements for further details regarding this action.

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. These combined Batesville Casket actions will result in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which will impact approximately 25 employees. Additional costs of less than $1 million are expected to be incurred on a combined basis by Batesville Casket and Hill-Rom in relation to the relocation aspects of these actions and will be expensed as incurred. Of the total charge recorded for the above actions, the cash component approximates $4 million, which is expected to be fully satisfied by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action related to its home care and long-term care businesses, as the actual costs incurred were favorable to those originally expected.

In the first quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million write-down of an intangible asset. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Unusual charges line of the Statement of

Consolidated Income, was $11 million, with the cash component of the charge approximating $6 million.

Included in these actions was the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location for Batesville Casket and a sales force reduction at Hill-Rom.

The intangible asset charge of $7 million related to the write-down of a Forethought website that will no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

The following table summarizes the significant components and the related utilization of the cash components of the above charges:

	Original	Utilization/	Remaining
	Accrual	Reversal	Accrual

Severance and Benefit Costs:
HRC	$2	$(1)	$1
BCC	2	(1)	1
FFS	1	(1)	—
Closure of Forethought’s Canadian Office	3	(3)	—
Other facility costs	2	(1)	1

Total	$10	$(7)	$3

Other

In addition to the reserve balances outlined above, approximately $5 million of accrued liabilities were outstanding at March 31, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the first quarter of 2001 and the Company incurred a charge of $8 million related to future payments and other compensation related items under the terms of the retirement agreement. Of the remaining $5 million liability, approximately $4 million is included in other long-term liabilities. Other than such retirement obligations, the Company expects substantially all other costs outlined above to be paid by the end of fiscal 2003 or shortly thereafter.

Critical Accounting Policies

The accounting policies of the Company, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, the Company’s results of operations and financial condition could be affected. A more detailed description of accounting policies is included in the notes to consolidated financial statements included within the Transition Report on Form 10-K for the ten months ended September 30, 2002 as previously filed.

Insurance Investments

At March 31, 2003, the fair value of our insurance investment portfolio was $3,218 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

The Company defers any fees received or costs incurred when originating investments. Fees, costs, discounts and premiums are amortized as yield adjustments over the contractual lives of the investments. Anticipated prepayments on mortgage-backed securities are considered in determining estimated future yields on such securities.

When a security is sold, the Company reports the difference between the sales proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.

The Company regularly evaluates all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. Select criteria utilized in analyzing individual securities for impairment include:

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

Our evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, the Company’s judgment may change resulting in the recognition of an investment loss at that time. During the first and second quarters of 2003, the Company recognized impairments of $68 million and $12 million, respectively. During the first and second quarters of 2002, the Company recognized impairments of $28 million and $5 million, respectively. At March 31, 2003, accumulated other comprehensive income included net unrealized gains on investments of $160 million ($105 million net-of-tax), which is net of unrealized losses of $16 million. These unrealized losses are considered to be temporary. Of the securities currently in an unrealized loss position, nearly 75% are investment grade debt securities or obligations of U.S. government corporations and agencies.

Estimated fair values for investments are determined based on market values provided by broker/dealers or internally developed methods. Internally developed methods require the Company to make judgments about the security’s credit quality, liquidity and market spread.

The Company seeks to closely match the estimated duration of invested assets to the expected duration of liabilities. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. A mismatch of the durations of invested assets and liabilities could have a material impact on results of operations and financial condition.

Insurance Deferred Policy Acquisition Costs

At March 31, 2003, deferred policy acquisition costs were $694 million. The recovery of these costs is dependent on the future profitability of the related business, including unearned revenue. If the Company determines a portion of the unamortized deferred policy acquisition costs is not recoverable, it is charged to amortization expense.

The assumptions used to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial condition.

Insurance Benefit Reserves

At March 31, 2003, the total balance of liabilities for insurance products was $2,657 million. The Company calculates and maintains reserves for the estimated future payment of claims to policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions and inflation. Therefore, the reserves and liabilities established are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed our reserves and have a material adverse effect on results of operations and financial condition.

Liabilities for Loss Contingencies Related to Lawsuits and Other Claims

The Company is involved on an ongoing basis in lawsuits relating to our operations, including antitrust, patent infringement, business practices, commercial transactions, employee related and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on financial condition, results of operations and cash flow.

The Company is also involved in other possible claims, including product liability, workers compensation and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in the Company assuming exposure for a layer of coverage with respect to such claims. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. The Company utilizes actuarial techniques, and routinely consults with external actuaries, in determining its accrual requirements. Historical patterns of claim loss development information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could exceed those estimates.

Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of December 2, 2001. This Standard addresses financial accounting and reporting of acquired goodwill and other intangible assets. Under this Standard existing intangible assets are evaluated for possible impairment at the date of transition and periodically thereafter. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded intangible assets. With the exception of excess of cost over net asset value of acquired companies (“goodwill”), all of the Company’s intangible assets are subject to amortization. Essentially all of the Company’s goodwill resides at Hill-Rom. If the Company had adopted this Standard as of October 1, 2001, the effect on net income would not have been material.

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

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense is recognized for fixed stock option plans as options are granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings as outlined in Note 8 to the condensed consolidated financial statements. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation; however, no final decision is likely to be made until such time as the Financial Accounting Standards Board (FASB) completes its recently announced project on the matter, which is not expected until early 2004.

Retirement Plans

The Company sponsors retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The Company is required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to these assumptions. The Company has reduced its expected rate of return on plan assets from 8.0% to 7.75% effective for fiscal year 2003. This is expected to increase pension expense by approximately $0.5 million. A 50 basis point change in either the discount rate or the future salary rate would impact pension expense by approximately $2 million. This impact could be positive or negative depending on the direction of the change in rates.

See Note 11 to the condensed consolidated financial statements for information regarding planned changes to the Company’s retirement plans.

Accounting Standards

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 00-21 (EITF No. 00-21), “Revenue Arrangements with Multiple Deliverables”. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company is required to adopt the provisions of EITF No. 00-21 effective July 1, 2003, and the Company does not expect the adoption to have a material impact on its consolidated financial statements or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”. The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation; however, no final decision is likely until such time as the FASB completes the recently announced project on the matter, which is not expected until early 2004. The Company has adopted the interim disclosure provisions of the Statement as outlined in Note 8 to the condensed consolidated financial statements.

Forward-Looking Statements and Factors That May Affect Future Results

In connection with the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995 (the “Act”) or established by the Securities and Exchange Commission (SEC) in its rules, regulations and releases, readers of this document are advised that this document contains both statements of historical fact and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “mitigate,” “evaluate,” “attempt,” “could,” “future,” “expect,” “may,” “estimate,” “strategy,” “will,” “projection,” “should,” “forecast,” “continue,” or the negative of those terms or other variations of them or by comparable terminology, but the absence of such terms does not mean that the statement is not forward-looking. In particular, statements, expressed or implied, concerning future actions, conditions or events, or future operating results or the ability to generate sales, income or cash flow are forward-looking statements.

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors — many of which are beyond the Company’s control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the United States Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions or other adverse consequences.

•	Capital equipment sales and therapy bed rental revenues may continue to be adversely affected by Medicare and state government Medicaid reimbursement cuts that may affect customers in every segment of the Company’s health care business.

•	Negative performance of the Company’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors. Competitive pressures could also limit the Company’s ability to reduce liability crediting rates in response to the lower investment performance, adversely affecting profitability.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of the Company’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors.

•	The Company’s health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. The Company’s relationships with these customers and organizations pose several risks to the Company.

•	Increased prices for or unavailability of raw materials or finished goods used in the Company’s products could adversely affect the Company’s profitability or revenues.

•	Implementation of the Company’s Enterprise Resource Planning system could cause the Company to make unplanned expenditures or could cause disruptions in the Company’s business.

•	Product liability or other liability claims could expose the Company to adverse judgments or could affect the sales of the Company’s products.

•	The Company may not be able to execute its growth strategy if it is unable to successfully acquire and integrate other companies in the health care industry.

•	A lack of success in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

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

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on February 13, 2003. Matters voted upon by proxy were: The election of four directors, one nominated for a one-year term expiring in 2004 and three nominated for three-year terms expiring in 2006 and the ratification of the Board of Director’s appointment of PricewaterhouseCoopers LLP as independent accountants of the Company.

	Voted
	For	Withheld

Election of director in Class II for term expiring in 2004:
Peter H. Soderberg	52,957,703	1,586,972
Election of directors in Class I for terms expiring in 2006:
Rolf A. Classon	52,957,535	1,587,140
Charles E. Golden	52,947,229	1,597,445
W August Hillenbrand	52,618,093	1,926,581

Messrs. Daniel A. Hillenbrand and Ray J. Hillenbrand will continue to serve as Class II directors and Messrs. John C. Hancock, John A. Hillenbrand II and Frederick W. Rockwood will continue to serve as Class III directors.

	Voted	Voted
	For	Against	Abstained

Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent accountants	52,949,790	1,486,760	108,124

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

During the quarter ended March 31, 2003 the Company filed the following reports on Form 8-K.

The Form 8-K dated January 7, 2003 reported under Item 5, “Other Events” the Company’s announcement of its fiscal 2002 fourth quarter and year-end financial results for the fiscal year ended September 30, 2002.

The Form 8-K dated January 31, 2003 reported under Item 5, “Other Events” the Company’s announcement that it expects to record an impairment charge of approximately $68 million for its fiscal first quarter ended December 31, 2002 related to the $3 billion investment portfolio of its Forethought Financial Services business unit.

The Form 8-K dated February 6, 2003 reported under Item 5, “Other Events” the Company’s announcement of its earnings for the first quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: May 12, 2003	BY: /S/ Scott K. Sorensen Scott K. Sorensen Vice President and Chief Financial Officer

DATE: May 12, 2003	BY: /S/ Gregory N. Miller Gregory N. Miller Vice President - Controller and Chief Accounting Officer

CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Frederick W. Rockwood, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: May 12, 2003

/S/ Frederick W. Rockwood

Frederick W. Rockwood
President and Chief Executive Officer

CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott K. Sorensen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hillenbrand Industries, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

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

Date: May 12, 2003

/S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and Chief Financial Officer