Form 10-Q
period 2003-06-30
HILLENBRAND INDUSTRIES INC
filed 2003-08-01
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 Commission File No. 1-6651

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

Yes [✓]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [✓]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, without par value – 61,798,109 shares as of July 18, 2003.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION
Item 1 -	Financial Statements (Unaudited)
	Statements of Consolidated Income for the Quarterly and Nine-Month Periods Ended 6/30/03 and 6/30/02	3
	Condensed Consolidated Balance Sheets at 6/30/03 and 9/30/02	4
	Condensed Statements of Consolidated Cash Flows for the Nine-Month Periods Ended 6/30/03 and 6/30/02	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-37
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4 -	Controls and Procedures	38
PART II - OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K	39-40
SIGNATURES		41

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Statements of Consolidated Income

	Quarterly		Year-To-Date
	Period Ended		Period Ended

	06/30/03	06/30/02	06/30/03	06/30/02

	(In Millions Except Per Share Data)
Net revenues:
Health Care sales	$219	$205	$626	$635
Health Care therapy rentals	77	80	238	249
Funeral Services sales	156	149	472	472
Insurance revenues	100	62	241	216

Total revenues	552	496	1,577	1,572
Cost of revenues:
Health Care cost of goods sold	110	110	324	327
Health Care therapy rental expenses	37	42	120	129
Funeral Services cost of goods sold	69	67	210	214
Insurance cost of revenues	82	82	253	240

Total cost of revenues	298	301	907	910
Gross profit	254	195	670	662
Other operating expenses	148	152	445	461
Special charges, net (Note 7)	9	—	9	11

Operating profit	97	43	216	190
Interest expense	(5)	(4)	(15)	(13)
Investment income	2	3	7	9
Other income (expense), net	—	(3)	(8)	(7)

Income before income taxes	94	39	200	179
Income tax expense (Note 9)	32	6	68	30

Net income	$62	$33	$132	$149

Earnings per common share – basic (Note 3)	$1.00	$0.52	$2.13	$2.38

Earnings per common share – diluted (Note 3)	$1.00	$0.52	$2.13	$2.37

Dividends per common share	$0.25	$0.23	$0.75	$0.75

Average shares outstanding-basic (thousands)	62,055	62,944	62,017	62,877

Average shares outstanding-diluted (thousands)	62,194	63,272	62,153	63,159

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	6/30/03	9/30/02

	(In Millions)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$262	$296
Trade receivables, net	339	361
Inventories	112	103
Income taxes receivable	—	28
Deferred income taxes	109	136
Other	18	34

Total current assets	840	958
Equipment leased to others, net	58	60
Property, net	211	210
Other assets:
Intangible assets, net:
Excess of cost over net asset values of acquired companies	149	141
Other	95	73
Deferred charges and other assets	108	111

Total other assets	352	325
Insurance assets:
Investments	3,358	3,044
Deferred policy acquisition costs	694	697
Deferred income taxes	5	41
Other	57	107

Total insurance assets	4,114	3,889

Total assets	$5,575	$5,442

LIABILITIES
Current liabilities:
Trade accounts payable	$61	$75
Accrued litigation charge (Note 6)	75	250
Other	221	226

Total current liabilities	357	551
Other liabilities:
Long-term debt	328	322
Other long-term liabilities	98	94
Deferred income taxes	10	10

Total other liabilities	436	426
Insurance liabilities:
Benefit reserves	2,692	2,590
Unearned revenue	804	795
Other	83	81

Total insurance liabilities	3,579	3,466

Total liabilities	4,372	4,443

Commitments and contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	46	44
Retained earnings	1,542	1,456
Accumulated other comprehensive income (Note 4)	154	40
Treasury stock	(543)	(545)

Total shareholders’ equity	1,203	999

Total liabilities and shareholders’ equity	$5,575	$5,442

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Statements of Consolidated Cash Flows

	Year-to-Date Period Ended

	06/30/03	06/30/02

	(In Millions)
Net income	$132	$149
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	56	65
Change in noncurrent deferred income taxes	(22)	—
Gain on sale of business	—	(1)
Change in net working capital excluding cash and current debt	(110)	(57)
Change in insurance items:
Deferred policy acquisition costs	3	(23)
Unearned revenue	9	3
Other insurance items, net	30	64
Insurance investment impairments	91	65
Other, net	18	19

Net cash provided by operating activities	207	284

Investing activities:
Capital expenditures	(81)	(90)
Proceeds on disposal of fixed assets and equipment leased to others	—	5
Proceeds on sale of business	—	8
Other investments	(14)	—
Insurance investments:
Purchases	(1,267)	(1,466)
Proceeds on maturities	305	583
Proceeds on sales	809	712

Net cash used in investing activities	(248)	(248)

Financing activities:
Reductions to debt, net	—	(2)
Proceeds from interest rate swap termination	9	—
Payment of cash dividends	(46)	(47)
Exercise of options	2	12
Treasury stock acquisitions	—	(43)
Insurance deposits received	248	281
Insurance benefits paid	(208)	(209)

Net cash provided by (used in) financing activities	5	(8)

Effect of exchange rate changes on cash	2	—

Total cash flows	(34)	28
Cash, cash equivalents and short-term investments:
At beginning of period	296	269

At end of period	$262	$297

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Transition Report on Form 10-K and other periodic reports on Forms 10-Q and 8-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company or HRC,” “Batesville Casket Company or BCC,” and “Forethought Financial Services or FFS,” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective operating companies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows, for the interim periods presented.

Effective for fiscal year 2002, the Company changed its fiscal year to September 30 from the 52 or 53-week period ending on the Saturday nearest November 30 of each year. Accordingly, the Company’s 2002 fiscal year was a ten-month transition period from December 2, 2001 to September 30, 2002. However, in order to present a more meaningful comparison, the Statements of Consolidated Income and Statements of Consolidated Cash Flows included in this Form 10-Q and the comparison of results of operations set forth below present information for the three and nine-month periods from April 1, 2002 to June 30, 2002 and October 1, 2001 to June 30, 2002, respectively.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	6/30/03	9/30/02

Allowance for possible losses and discounts on trade receivables	$28	$36
Inventories
Finished products	$76	$71
Work in process	24	21
Raw materials	12	11

Total inventories	$112	$103

Accumulated depreciation of equipment leased to others and property	$586	$564
Accumulated amortization of intangible assets	$140	$130
Capital stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912

3.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Cumulative treasury stock acquired, less cumulative shares reissued have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	6/30/03	6/30/02	6/30/03	6/30/02

Net income (in thousands)	$61,967	$32,854	$132,159	$149,439
Average shares outstanding-basic	62,055	62,944	62,017	62,877
Average shares outstanding-diluted	62,194	63,272	62,153	63,159
Earnings per common share - basic	$1.00	$0.52	$2.13	$2.38
Earnings per common share - diluted	$1.00	$0.52	$2.13	$2.37

4.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	6/30/03	6/30/02	6/30/03	6/30/02

Net income	$62	$33	$132	$149
Net change in unrealized gain (loss) on available-for-sale securities	56	50	110	16
Foreign currency translation adjustment	(1)	4	4	—

Comprehensive income	$117	$87	$246	$165

The composition of accumulated other comprehensive income at June 30, 2003 and September 30, 2002 were the cumulative adjustment for unrealized gains on available-for-sale securities of $161 and $51 million, respectively, foreign currency translation adjustments of ($6) and ($10) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

5.	Guarantees

The Company routinely grants limited warranties on its products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. The Company recognizes a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of the changes in the Company’s warranty reserve is as follows:

	Quarterly	Year-to-Date
	Period Ended	Period Ended
	6/30/03	6/30/03

Balance at beginning of period	$21	$23
Provision for warranties during the period	6	19
Warranty claims during the period	(5)	(20)

Balance at June 30, 2003	$22	$22

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

6.	Commitments and Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and one of its affiliates (collectively, the “plaintiffs”), filed suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division (the Court). The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. On December 31, 2002, the Company entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation with the plaintiffs. At the request of the parties, on January 2, 2003, the Court dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, the Company took a litigation charge and established an accrual in the amount of $250 million in the fourth quarter of fiscal 2002. Hillenbrand paid KCI $175 million out of its cash on hand in January 2003. Hillenbrand will pay KCI an additional $75 million no earlier than one year after the initial payment, unless KCI becomes bankrupt or undergoes a change of control. Neither party admitted any liability or fault in connection with the settlement.

The Company is committed to operating all of its businesses in a way that protects the environment. The Company has voluntarily entered into remediation agreements with various environmental authorities in the past, and has been issued Notices of Violation alleging violation of certain permit conditions. The Notices of Violation involved no or only minor fines or penalties. In most cases, the voluntary remediation activities are complete or nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such waste-site cleanups to be incurred by the Company in which it is currently involved is not expected to be material to the Company. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

7.	Special Charges

2003 Actions

During the third fiscal quarter of 2003, the Company announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, the Company expects to eliminate approximately 300 current salaried positions globally during the next 12 months. During the same time period, Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. As of June 30, 2003, approximately 110 personnel had been terminated, resulting in the utilization of $2 million of the originally recorded charge. As of this same date, approximately 30 new personnel had been hired under the new business structure. This action is expected to be completed no later than March 2004.

2002 Actions

During the fourth fiscal quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. The combined Batesville Casket actions resulted in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which impacted approximately 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is slightly in excess of $1 million, which is expected to be fully utilized by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action related to its home care and long-term care businesses, as the actual costs incurred were favorable to those originally expected.

In the first fiscal quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million write-down of intangible assets. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Special charges line of the Statement of Consolidated Income, was $11 million.

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

All activities associated with this first quarter charge are now complete.

Other

In addition to the reserve balances outlined above, approximately $4 million of accrued liabilities were outstanding at June 30, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the first fiscal quarter of 2001.

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended

	6/30/03	6/30/02	6/30/03	6/30/02

Net income, as reported	$62	$33	$132	$149
Deduct:
Total stock-based employee compensation, net of related tax effects	1	1	4	3

Pro forma net income	$61	$32	$128	$146

Earnings per share:
Basic - as reported	$1.00	$0.52	$2.13	$2.38

Basic - pro forma	$0.98	$0.51	$2.07	$2.33

Diluted – as reported	$1.00	$0.52	$2.13	$2.37

Diluted – pro forma	$0.98	$0.50	$2.06	$2.32

9.	Income Taxes

The effective income tax rate for the first nine months of 2003 was 34%. Income taxes in 2002 reflect the first quarter reversal of $26 million and the third quarter reversal of $6 million of tax reserves previously provided for potential disallowances and valuation allowances no longer considered necessary. The third quarter of 2002 also included a decrease in the tax provision of approximately $1 million to reduce the effective tax rate to the estimated rate for the year.

During the first fiscal quarter of 2002, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of tax reserves and recognition in income of approximately $18 million. Also during the first quarter, the Company recognized the benefit of approximately $8 million of operating loss carryforwards and other tax attributes in certain foreign jurisdictions. In the third quarter, the Company recognized the release of $6 million of additional tax reserves associated with the resolution of certain domestic and foreign tax matters.

Excluding the effect of these reversals and the third quarter adjustment, the effective tax rate in 2002 would have also been approximately 34% for each reporting period.

10.	Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the Company. In analyzing segment performance, the Company’s management reviews income before income taxes and special items and net income before special items. The Company’s reporting segments are Hill-Rom, Batesville Casket and Forethought. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income.

Financial information regarding the Company’s reportable segments is presented below:

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

Quarterly Period Ended June 30, 2003
Net revenues (a)	$296	$156	$100	$—	$552
Income (loss) before income taxes and special items (a)	$65	$44	$11	$(17)	$103
Net income (loss) before special items	$43	$29	$7	$(11)	$68
Special items (after taxes) (b)					$(6)

Net income					$62

Quarterly Period Ended June 30, 2002
Net revenues (a)	$285	$149	$62	$—	$496
Income (loss) before income taxes (a)	$33	$42	$(25)	$(11)	$39
Net income (loss) (c)	$22	$28	$(17)	$—	$33

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

Year-to-Date Period Ended June 30, 2003
Net revenues (a)	$864	$472	$241	$—	$1,577
Income (loss) before income taxes and special items (a)	$152	$139	$(35)	$(47)	$209
Net income (loss) before special items	$100	$92	$(23)	$(31)	$138
Special items (after taxes) (b)					$(6)

Net income					$132

Year-to-Date Period Ended June 30, 2002
Net revenues (a)	$884	$472	$216	$—	$1,572
Income (loss) before income taxes and special items (a)	$141	$136	$(42)	$(45)	$190
Net income (loss) before special items (c)	$92	$89	$(28)	$3	$156
Special items (after taxes) (d)					$(7)

Net income					$149

(a)
Forethought results reflect net capital gains(losses), including the effects of impairments, of less than $1 million and ($55) million for the three and nine months ended June 30, 2003 and ($32) million and ($65) million for the three and nine months ended June 30, 2002, respectively.

(b)	Reflects a $6 million (after tax) net charge for business realignment and workforce reduction activities.

(c)
Corporate and Other Expense includes the first quarter reversal of $26 million and the third quarter reversal of $6 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary.

(d)
Reflects a $7 million (after tax) net charge for business realignment and work force reduction activities and certain asset impairments, partially offset by the reversal of a 1999 provision as actual costs incurred were favorable to those originally expected.

11.	Pension Plan Amendment

During the third fiscal quarter of 2003, the Company amended the terms of its defined benefit pension plan for most non-bargained employees. Under the terms of the amendment, employees hired after July 1, 2003 will not be eligible for participation in the plan, but instead will participate in a new 401(k) retirement program beginning January 1, 2004. Current employees and those hired up to July 1, 2003 will have an opportunity to continue to participate in the defined benefit pension plan and the existing 401(k) plan or in the new 401(k) retirement program. This election will be made prior to the Company’s fiscal year-end of September 30 and will become effective as of January 1, 2004.

For those employees electing to continue participation in the defined benefit pension plan, there will be no changes in benefits and all future service will be recognized as credited service under the plan. For those electing the new 401(k) retirement program, benefits under the defined benefit pension plan will be frozen and paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. The Company currently expects to recognize an income statement charge as a result of this action; however, no determination of the charge can be made until employee elections are completed and annual valuation assumptions are finalized. Current estimates put the range of this charge between $2 million and $4 million. The Company expects to recognize the impact associated with this action in the fourth quarter of fiscal 2003.

12.	Subsequent Events

During the third fiscal quarter of 2003, the Company terminated one of its outstanding interest rate swap agreements realizing cash proceeds and deferred gains of approximately $9 million. In July 2003 the Company terminated its remaining two outstanding interest rate swap agreements realizing additional cash proceeds and deferred gains of approximately $17 million.

The deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the remaining term of the related debt. With the termination of the swap agreements on $150 million of debt, all of the Company’s debt obligations are again subject to fixed interest rates. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates the Company has been subject to during the period the swap agreements were in place.

On July 14, 2003 the Company filed a universal shelf registration statement with the U. S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. Effective July 30, 2003, the Company completed renegotiation of its $250 million 364-day senior revolving credit facility under terms and conditions generally consistent with the expiring facility. The $250 million three-year senior revolving credit facility also remains in place. Also on July 30, 2003, the Company announced plans to commence a tender offer to purchase its outstanding debentures. The Company will use available cash on hand and if needed, borrowings under the Company’s existing Credit Facilities to finance the repurchase of the debentures.

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

In the most recent Form 10-K, the Company outlined its overall strategic plan and commitment to accelerate shareholder value and growth. While there have been no material changes to Hill-Rom’s strategic plan and commitment to accelerate shareholder value and growth, early in the third fiscal quarter of 2003 the Company announced that Hill-Rom would establish a new business structure to further the execution of its strategy and strengthen its core businesses. The Company recognized a fiscal 2003 third quarter charge of approximately $9 million with respect to this action and upon completion, expects net operating costs to be reduced between $12 and $14 million annually, with significant benefits beginning in the first quarter of fiscal 2004. The Company believes that the benefits of the new Hill-Rom organizational structure include increased speed of decision making, enhanced ability to execute business plans, and improved integration of acquisitions. The new structure should also provide the flexibility to structure and manage distinct business models that address the unique characteristics and opportunities of each division. Importantly, it should also further reduce the cost base across the business.

The health care products industry is a diverse and highly competitive industry. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. These long-term trends are reflected in increasing days of inpatient stays at acute care facilities in the United States and Western Europe, creating demand for new facilities and pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of nurse staffing shortages.

In addition, health care providers are under increased pressure to control costs. As a result, purchasers of health care products and services such as those offered by the Company’s health care businesses increasingly are demanding lower priced products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits are causing increasing pressure to control costs in the Medicare and Medicaid programs, increasing the likelihood of healthcare reform and changes in reimbursement practices. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement environment for providers. Further, group purchasing organizations have come under increasing scrutiny regarding contracting practices, which have included various Congressional hearings. While the Company derives significant revenues through group purchasing organizations, it is not possible at this time to determine what impact, if any, future changes in the practices of group purchasing organizations could have on the Company, Management believes that in order for the Company to achieve its goals of faster growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis. In areas in which the Company has been slow to bring new products and features to market in the past, the Company has been subject to increasing competitive pressure. Hill-Rom’s increased commitment to new product development should generate additional growth opportunities in 2004 and beyond.

Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term market needs: improving the operational efficiency of healthcare facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency. Management believes substantial opportunity exists to grow in these areas by leveraging Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. Because of its heavy concentration in sales of capital equipment, the Company is susceptible to short-term demand fluctuations resulting from healthcare economic and regulatory changes. For example, the Company is currently experiencing a slowdown in capital order patterns in Western Europe as a result of general economic weakness. The Company intends to accelerate its efforts in non-capital products and services, which it believes will provide a more stable revenue base. Meanwhile, Hill-Rom continues to focus on increasing its competitiveness in light of anticipated price pressures and low cost competitors.

In the funeral services products industry, the North American burial casket industry appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated at about 31% of total deaths. Management expects these trends, which have resulted in declines in the volume of casket sales for the Company over the past two years, to continue in the near future. Although the Company offers a line of cremation products, these products result in lower revenue and carry lower margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products and increased manufacturing and other operational efficiencies.

Based on these trends and factors, the Company’s strategy to improve profitability in the funeral services products industry will require the Company to continue to differentiate its products on the basis of quality, innovation, personalization and customer service, while at the same time continuing to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

In the funeral services insurance industry, volatility in the credit markets has continued to adversely impact the Forethought investment portfolio resulting in significant net capital losses and impairments. The current low interest rate environment and portfolio turnover have negatively impacted the investment yield on the portfolio, a trend which is not likely to improve significantly in the near-term, as a result of continued low interest rates and the rebalancing of the portfolio to improve the overall quality of the investment holdings. The underwriting component of the insurance business is also under some pressure as funeral value sales are being adversely impacted by the rationalization of sales and marketing programs and general economic weakness. The competitive marketplace is making it difficult to fully align the earnings rate within the underlying policies sold and overall investment returns. While Forethought is actively managing the spread between its investment returns and the rate of earnings on its policies in force, a declining spread is putting additional pressure on underwriting profitability. All of these pressures appear to be stabilizing, with a more positive long-term outlook which should benefit from the aging population in the United States.

Results of Operations

Effective for fiscal year 2002, the Company changed its fiscal year to September 30 from the 52 or 53-week period ending on the Saturday nearest November 30 of each year. Accordingly, the Company’s 2002 fiscal year was a ten-month transition period from December 2, 2001 to September 30, 2002. However, in order to present a more meaningful comparison, the Statements of Consolidated Income and Statements of Consolidated Cash Flows included in this Form 10-Q and the comparison of results of operations set forth below present information for the three and nine-month periods from April 1, 2002 to June 30, 2002 and October 1, 2001 to June 30, 2002, respectively. References in the following discussion to the third quarter and first nine months of 2002 are to these respective three and nine-month periods, and references to the third quarter and first nine months of 2003 are to the three and nine-month periods from April 1, 2003 to June 30, 2003 and October 1, 2002 to June 30, 2003, respectively, corresponding to the Company’s new fiscal year.

Third Quarter 2003 Compared to Third Quarter 2002

Consolidated revenues of $552 million in the third quarter of 2003 increased $56 million compared to $496 million in the third quarter of 2002. The increase in revenue was primarily related to net capital losses of $32 million recognized by Forethought during the third quarter of 2002, which significantly reduced the prior year comparable sales. Net capital gains of approximately $1 million were recognized by Forethought in the third quarter of 2003. The remainder of the increase is attributable to higher revenues experienced at all operating companies. Operating profit improved $54 million to $97 million in 2003 from $43 million in the comparable period of 2002 as a result of the higher revenues, improved margins and lower operating expenses. During the third quarter of 2003, the Company announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses, resulting in a special charge of $9 million. This charge was primarily related to severance and benefit-related costs (see Note 7 to the Condensed Consolidated Financial Statements for further detail). Diluted earnings per share increased $0.48 per share to $1.00 per share in 2003 from $0.52 per share in 2002.

Revenues:

Health Care

Health Care sales increased $14 million, or 6.8%, to $219 million in the third quarter of 2003 compared to $205 million in the third quarter of 2002. Volume accounted for $7 million of the overall increase in revenues, accompanied by the effects of favorable foreign exchange rates of $6 million. Product mix and pricing had little impact on reported revenues for the quarter. Within North America, Patient Platform showed the most strength, reflecting volume improvement of $9 million over the prior year. Higher volumes in North America were partially offset by declines in Europe, most notably in the United Kingdom and Germany. The higher North American volumes were favorably impacted by the timing of certain sales that were expected to be realized in the fourth quarter. Given the difficult economic environment, Hill-Rom is experiencing softer capital orders and order movement across quarters.

Health Care therapy rental revenue decreased $3 million to $77 million in the third quarter of 2003. Negative experience in terms of net product revenues after discounts, or realized rate, for the quarter of $7 million along with lower volume of $3 million were the primary drivers of the decline. Partially offsetting this downward pressure were favorable product mix of $6 million and foreign currency exchange rates of $1 million.

Funeral Services:

Funeral Services products revenue of $156 million increased $7 million from that reported in the prior year comparable period. Favorable price realization, increased revenues from cremation products and other miscellaneous product accessory revenue drove the year-over-year increase. Lower death rates, an estimated 1% increase in cremation rates year over year and management’s decision to exit some unprofitable product lines in Canada resulted in a decline in burial unit volume of nearly 4%, or $4 million. This decline, along with slightly unfavorable product mix, partially offset the favorable revenue impacts cited earlier.

Insurance revenues, consisting of underwriting and investment revenues, increased $38 million to $100 million in the third quarter of 2003. This increase was primarily due to the favorable differential in net capital gains/losses reported between the two periods of $33 million. Investment income increased approximately $9 million in the third quarter of 2003 to $45 million, primarily as a result of nearly $8 million of limited partnership losses included in the prior year results. Low interest rates and portfolio turnover continue to negatively impact portfolio yield, reducing the impact of the higher investment asset base. Although policy sales have stabilized from the impact of the elimination of a sales and marketing program in the prior year, the funeral value of policies sold (that is, the current value that is being prefunded with an insurance policy) continues to be under pressure, declining approximately 20% when compared to the prior year period. Revenues generated by underwriting declined as earned revenues decreased $2 million to $55 million in 2003 as a result of lower policy sales. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale.

Net capital gains of $1 million recognized during the third quarter of 2003 included “other than temporary” impairment charges of $11 million associated with certain under performing securities. These charges were more than offset by realized capital gains associated with portfolio rebalancing performed during the quarter. The impairments were primarily related to devaluations in real estate and high-yield limited partnerships. The third quarter of 2002 included $33 million of impairment charges, primarily related to the telecommunications sector, including approximately $12 million resulting from investments in WorldCom Inc. bonds. Impairments in each period were recognized as part of the Company’s continuing review of under performing securities. As of June 30, 2003 the Forethought investment portfolio reflects a cumulative net unrealized gain of $244 million, which is net of unrealized losses of $3 million. This compares to a net unrealized loss of $28 million as of June 30, 2002, composed of securities in a loss position of $96 million partially offset with securities in a gain position of $68 million. Forethought continues to take actions to mitigate its future exposure to impairments, generally by reducing its exposure to the equity markets and investing in higher quality bonds and other investments. Volatility in the financial markets, however, continues to represent a risk to future results of operations. The investment portfolio will continue to be closely monitored and additional charges will be recognized in the future, if considered appropriate.

Gross Profit:

Health Care

Gross profit for Health Care sales increased $14 million, or 14.7%, from $95 million to $109 million in the third quarter of 2003. As a percentage of sales, gross profit was 49.8% in 2003 compared to 46.3% in the third quarter of 2002. The increase in gross profit was directly related to the higher product volumes experienced during the quarter and the leverage against our fixed cost base. Lower costs resulting from continuing quality initiatives also benefited current year margins.

Health Care therapy rental gross profit increased $2 million to $40 million in the third quarter of 2003, compared to $38 million in the prior year period. As a percentage of sales, gross profit was 51.9% compared to 47.5% in the third quarter of 2002. The increase in gross profit, despite lower volumes and pricing, was primarily due to lower field sales costs and favorable field service spending as cost containment efforts in these areas continue.

Funeral Services

Funeral Services products gross profit increased $5 million, or 6.1%, to $87 million in the third quarter of 2003 from $82 million in the comparable prior year period. As a percentage of sales, gross profit was 55.8% in 2003 compared to 55.0% in 2002. The primary drivers of the increased margins were continued efficiencies and improvements in production costs, savings in purchased materials resulting from strategic sourcing initiatives and improved price realization. Partially offsetting these favorable developments were the lower burial volumes outlined above, inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Gross profit percentages are exclusive of distribution costs of $21 million, or approximately 13.5% of revenues, in the third quarter of 2003, down from $22 million and 14.8% of revenues in the prior year period due to lower volumes. Such costs are included in other operating expenses for all periods.

Forethought recognized profit before other operating expenses of $18 million in the third quarter of 2003 compared to a loss before other operating expenses of $20 million in the third quarter of 2002. The increase in profit before operating expenses was due primarily to the favorable differential in net capital gains/losses reported between the two periods of $33 million. Investment income is also higher by $9 million in 2003 as previously outlined. Offsetting these increases were slightly lower earned revenues and higher cost of revenues.

Other

Other operating expenses, including insurance operations, decreased $4 million, or 2.6%, from $152 million in the third quarter of 2002 to $148 million in the third quarter of 2003. As a percentage of revenues, operating expenses decreased to 26.8% in 2003 from 30.6% in 2002 as a result of lower overall expenses on a higher revenue base. Engineering and new product development initiatives increased nearly $2 million over the prior year, in accordance with the Company’s business plan and strategy. This increase, along with increases related to information technology and professional services, was more than offset by lower expenses in other areas, primarily lower incentive compensation associated with year-to-date performance and reduced litigation expenses.

Interest expense increased less than $1 million compared to the third quarter of 2002 due primarily to the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments. The Company continued to realize the benefits of interest rate swaps executed in 2001 to convert $150 million of long-term debt from fixed to variable interest rates. In late June 2003, one of the interest rate swaps was terminated, with the remaining two terminated in July 2003. See Note 12 to Condensed Consolidated Financial Statements for further details regarding these actions. The average variable interest rate on debt covered by the swaps for the quarter ended June 30, 2003 was 3.3%. Investment income for the quarter declined $1 million when compared to 2002 to $2 million resulting from lower cash, cash equivalents and short-term investment balances following the $175 million settlement payment to Kinetic Concepts, Inc. in January 2003, along with the impact of lower interest rates. Other expense decreased $3 million in 2003 resulting from third quarter 2002 losses incurred on the sale or disposition of fixed assets and other investment write-downs.

The effective income tax rate for the third quarter of 2003 was 34%. Income taxes in the third quarter 2002 included the release of $6 million of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. The prior year quarter also included an adjustment of slightly in excess of $1 million taken to reduce the annual effective tax rate from 35% to 34%. The reduction in rate was the result of continuing benefits from tax initiatives undertaken by the Company.

Nine Months 2003 Compared to Nine Months 2002

Except as noted below, the factors affecting the third quarter comparisons also affected the year-to-date comparisons.

Consolidated revenues of $1,577 million in the first nine months of 2003 increased $5 million compared to $1,572 million in the comparable period of 2002. The increase in revenue is due primarily to the favorable differential in net capital losses reported between the two periods of $10 million, along with increased investment income of approximately $13 million. During the first nine months of 2003, Forethought reported net capital losses of $55 million compared to losses of $65 million in the prior year period. Included in these amounts are impairments of $91 million and $65 million, respectively. Also contributing to the increase in revenue were favorable movements in foreign currency exchange rates of approximately $19 million. These increases in revenue were partially offset by the impact of the Company’s change in fiscal year-end to September 30 from the Saturday nearest November 30 of each year. This change in year-end had an adverse impact on sales volume, primarily at Hill-Rom, in the current year compared to the prior year period, when in November 2001 the Company had record monthly revenues. Lower volumes at Batesville Casket were essentially offset by favorable price realization and other revenues. Operating profit improved $26 million to $216 million in 2003 from $190 million in 2002. Diluted earnings per share decreased $0.24 per share to $2.13 per share in 2003 from $2.37 per share in 2002.

In addition to the net capital losses and impairments incurred in each period as discussed above, the year-to-date results included a number of other items which impacted the comparability of the financial results between the first nine months of 2003 and the same period of 2002. Included in these items were net special charges of $9 million in the third quarter of 2003 related to severance and benefit-related costs associated with the new business structure at Hill-Rom and $11 million recorded in the second quarter of 2002 primarily related to continued streamlining efforts and the write-down of certain underperforming assets, partially offset by the reversal of excess accruals from prior actions. Overall, the 2003 and 2002 items outlined above, including net capital losses, negatively impacted operating profit in each year by approximately $64 million and $76 million, respectively. Further, 2002 net income was also impacted by the reversals of approximately $32 million of previously provided tax reserves, $26 million in the first quarter and $6 million in the third quarter. These reserves, which had been established for potential disallowances and as valuation allowances for foreign operating losses, were no longer considered necessary based on the resolution of certain domestic and foreign tax matters and improvements in operating results. Considering the effect of all these items, net income was adversely impacted by $42 million in 2003 and $17 million in 2002.

Revenues:

Health Care

Health Care sales decreased $9 million to $626 million in the first nine months of 2003 compared to $635 million in 2002. As briefly outlined above, the decline in revenues related primarily to lower volume associated with the Company’s change in year-end to September 30 and the record revenues reported in November 2001. Volume accounted for $24 million of the overall decline in revenues, partially offset by favorable foreign exchange of $16 million. Lower pricing resulting from competitive pressures was nearly offset by favorable product mix. Excluding the impact of favorable foreign exchange, revenues were down in most European markets, most notably in France and Germany, as a result of general economic weakness.

Health Care therapy rental revenue decreased $11 million to $238 million in 2003, compared to $249 million in 2002. Negative experience in terms of realized rate of $15 million, most notably in home care where the prior year included collections on receivables previously written off, along with lower volume of $9 million were the primary drivers of the decline. Partially offsetting this downward pressure were favorable product mix of $10 million and foreign currency exchange rates.

Funeral Services

Funeral Services products revenue of $472 million was unchanged from that reported in the prior year comparable period. Lower volume across essentially all product lines of nearly $26 million, along with slightly unfavorable product mix were offset by favorable price realization, increased revenues from cremation products and other miscellaneous product accessory revenues. The volume decline is attributable to continued lower death rates, an estimated one-point increase in the percentage of cremations in the first nine months of 2003 compared to the prior year and management’s decision to exit some unprofitable product lines in Canada.

Insurance revenues, consisting of underwriting and investment revenues, increased $25 million to $241 million in the first nine months of 2003 from $216 million in the first nine months of 2002. The increase in revenue was due in part to the decline in net capital losses reported in each period. In 2003 net capital losses of $55 million were recorded in relation to $65 million in the comparable prior year period. Revenues generated by underwriting improved as earned revenues increased $3 million to $161 million in 2003 as a result of increased policies in force and an unusually low level of underwriting revenue in the first quarter of the prior year. Investment income increased approximately $13 million in the first nine months of 2003 to $135 million, as the prior year included higher partnership losses and the impacts of a larger investment base offset the continuing pressures on investment yield. The funeral value of policies sold during the first nine months of 2003 declined approximately 17% when compared to the prior year period. This decline was the result of the same drivers that caused the quarter decline.

Gross Profit:

Health Care

Gross profit for Health Care sales decreased $6 million from $308 million to $302 million in the first nine months of 2003. As a percentage of sales, gross profit was 48.2% in 2003 compared to 48.5% in 2002. The decrease in gross profit was primarily associated with lower volumes resulting from the Company’s change in fiscal year-end as discussed above. Lower volumes contributed to approximately $4 million of the decline in gross profit. The remainder of the decline related to continued pricing pressures, especially with mid-level product offerings.

Health Care therapy rental gross profit decreased $2 million to $118 million in the first nine months of 2003, compared to $120 million in the prior year period. As a percentage of sales, gross profit was 49.6% in 2003, compared to 48.2% in the prior year period. The decline in gross profit dollars was primarily attributable to a lower realized rate, most notably in home care where the prior year included collections on receivables previously written off, along with lower volumes. The negative effect of the specific product warranties accrued during

2003 was more than offset by continued improvements in overall field service and selling costs, resulting in a slight overall improvement in margin rates.

Funeral Services

Funeral Services products gross profit increased $4 million to $262 million in the first nine months of 2003 from the comparable prior year period. As a percentage of sales, gross profit was 55.5% in 2003 compared to 54.7% in 2002. The primary drivers of the increase in gross profit were continued efficiencies and improvements in production costs, savings in purchased materials resulting from strategic sourcing initiatives and improved price realization. Partially offsetting these favorable developments were the lower burial volumes outlined above, expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Gross profit percentages are exclusive of distribution costs of $64 million, or approximately 13.6% of revenues, in the first nine months of 2003, up from $63 million and 13.3% of revenues in the prior year period, primarily as a result of higher fuel prices. Such costs are included in other operating expenses for all periods.

Forethought recognized losses before other operating expenses of $12 million and $24 million for the first nine months of 2003 and 2002, respectively. These losses related primarily to the net capital loss and impairment charges recognized in each period, as previously discussed. During 2003, Forethought recognized net capital losses of $55 million compared to losses of $65 million in the prior year period. Also contributing to the lower loss in 2003 was increased investment income of $13 million. The favorable impact of the higher revenues in 2003 was partially offset by increased cost of revenues, primarily associated with a $12 million increase in credited interest resulting from the increased number of policies in force, despite current year reductions in the overall earnings rate of the policies. Forethought also experienced increased amortization of deferred acquisition costs, which was only partially offset by favorability associated with a Company sponsored sales and marketing program.

Other

Other operating expenses, including insurance operations, decreased $16 million from $461 million in the first nine months of 2002 to $445 million in the comparable 2003 period. As a percentage of revenues, operating expenses decreased to 28.2% in 2003 from 29.3% in 2002, solely the result of lower operating expenses on a slightly higher revenue base. Engineering and new product development initiatives increased $7 million over the prior year, in accordance with the Company’s business plan and strategy. This increase was more than offset by lower incentive compensation, sales-related expenses and litigation costs.

Interest expense increased nearly $2 million compared to the first nine months of 2002 due primarily to the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments. The Company continued to realize the benefits of interest rate swaps to convert $150 million of long-term debt from fixed to variable interest rates as a result of the favorable interest rate environment. In late June 2003, one of the interest rate swaps was terminated, with the remaining two swaps terminated in July 2003. See Note 12 to Condensed Consolidated Financial Statements for further details regarding these actions. Investment income for the first nine months of 2003 was down $2 million to $7 million, primarily the result of lower cash, cash equivalents and short-term investment balances and the current low interest rate environment. Other expense increased $1 million in 2003 to $8 million, primarily as a result of passive investment losses of nearly $4 million recorded in the second quarter of 2003, offset by $3 million of losses incurred on the sale or disposition of fixed assets and other investment write-downs recognized in the third quarter 2002.

The effective income tax rate for the first nine months of 2003 was 34%. In the first nine months of 2002, income taxes were favorably impacted by the release of $32 million of previously provided tax reserves associated with the resolution of certain tax matters and valuation allowances no longer considered necessary. Exclusive of these reversals, the full year effective tax rate for 2002 would have been approximately 34%.

Liquidity and Capital Resources

Net cash flows from operating activities and selected borrowings have represented the Company’s primary sources of funds for business growth, including capital expenditures and acquisitions. The Company has not used any off-balance sheet arrangements, other than routine operating leases. Its financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or the incurrence of additional unsecured indebtedness would result in a default under the Company’s financing agreements), but there are limitations with respect to secured indebtedness. The Company’s debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under the Company’s financing agreements.

During the first nine months of 2003, net cash generated by operating activities decreased $77 million to $207 million compared to $284 million in the prior year period. Operating cash flows were adversely impacted by slightly lower net income, higher inventories, and lower accounts payable and accrued liabilities, primarily associated with the payment of the litigation settlement of $175 million to Kinetic Concepts, Inc. (KCI) in January 2003. These unfavorable impacts were partially offset by decreased receivables, including the sale of approximately $30 million of long-term receivables, and favorable movement in other current assets, most notably in the tax related accounts.

Net cash used in investing activities was unchanged at $248 million in each period. Lower capital spending and favorable movements in insurance cash flows in 2003 were offset by the effects of proceeds received on the sale of fixed assets and a small business in the first fiscal quarter of 2002 and by minority investments made in 2003. Capital expenditures in 2003 include the purchase by Batesville Casket of certain intellectual property related to Marsellus Casket Company.

Net cash provided by financing activities was $5 million in the first nine months of 2003 compared to net cash used in financing activities of $8 million in the prior year comparable period. Financing activities in 2003 were primarily represented by cash dividends, the net impact of insurance premiums received and benefits paid and proceeds received on the termination of an interest rate swap. As a result of lower pre-need insurance policy sales in the current year, the net impact of cash provided by insurance operations is lower in 2003 than in 2002. This negative impact is more than offset by the lack of any treasury stock acquisitions in 2003, compared to $43 million in 2002. Proceeds received on the termination of an interest rate swap essentially offset the difference in cash proceeds from the exercise of stock options in each period.

As of June 30, 2003, cash, cash equivalents and short-term investments (excluding investments in insurance operations) had decreased $34 million to $262 million from $296 million at September 30, 2002. As outlined above, the primary reason for the decrease relates to the $175 million payment, $111 million net-of-tax, required in January 2003 as part of the prior year settlement of the antitrust litigation with KCI. The impact of this payment was significantly offset by net cash flow generated from operations. Accompanying the lower cash, cash equivalents and short-term investment balance will be lower investment income in 2003 compared to 2002.

On August 2, 2002 the Company entered into two unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N.A. and Citicorp North America, Inc., consist of a $250 million 364-day senior revolving credit (“364-day”) facility and a $250 million three-year senior revolving credit (“three-year”) facility. Effective July 30, 2003, the Company completed renegotiation of the 364-day facility under terms and conditions generally consistent with the expiring facility. The term of the 364-day facility expires one-year from the above date while the three-year facility expires in August 2005. Borrowings under the Credit Facilities bear interest at variable rates, as defined. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55%, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities.

As of June 30, 2003, the Company had $14 million of outstanding commitments in the form of letters of credit under the facility and was in compliance with all conditions set forth under the Credit Facilities, as amended, and had complete access to the remaining $500 million of borrowing capacity available under the Credit Facilities.

Other Liquidity Matters

The Company believes that cash on hand and generated from operations and amounts available under its Credit Facilities, as amended, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

The Company intends to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional equity in connection with acquisitions. In this regard, on July 14, 2003 the Company filed a universal shelf registration statement with the U. S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. Once declared effective, the filing should provide the Company with significant flexibility with respect to its access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to the Company.

On July 30, 2003, the Company announced plans to commence a tender offer to purchase its outstanding debentures. The Company will use available cash on hand and if needed, borrowings under the Company’s existing Credit Facilities to finance the repurchase of the debentures.

Contractual Obligations and Contingent Liabilities and Commitments

On June 27, 2003, the Company announced that it had selected IBM to manage its global information technology infrastructure environment. The seven-year agreement has a cumulative estimated cost of $187 million, which will be incurred in nearly equal amounts over the term of the agreement. The relationship with IBM should increase flexibility with respect to systems and technology demands as the Company executes its growth strategy.

There have been no other material changes from the information provided in the Company’s Transition Report on Form 10-K for the ten months ended September 30, 2002 relating to the Company’s contractual obligations and commitments.

Special Charges

2003 Actions

During the third fiscal quarter of 2003, the Company announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, the Company expects to eliminate approximately 300 current salaried positions globally during the next 12 months. During the same time period, Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. Upon completion, this action is expected to reduce net operating costs between $12 and $14 million annually. No significant benefits are expected until the first quarter of fiscal 2004. As of June 30, 2003, approximately 110 personnel had been terminated, resulting in the utilization of $2 million of the originally recorded charge. As of this same date, approximately 30 new personnel had been hired under the new business structure. This action is expected to be completed no later than March 2004.

2002 Actions

During the fourth fiscal quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a small wood casket plant in Canada along with other employee reduction actions in the United States. The combined Batesville Casket actions resulted in the reduction of approximately 100 employees. A charge of $3 million was taken in relation to these actions to cover severance and other facility closing costs. In addition, during the quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was taken to cover the severance and other facility costs associated with this action, which impacted approximately 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is slightly in excess of $1 million, which is expected to be fully utilized by the end of fiscal 2003 or shortly thereafter.

Also in the fourth quarter, and partially offsetting the above charge, was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action related to its home care and long-term care businesses, as the actual costs incurred were favorable to those originally expected.

In the first fiscal quarter of 2002, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $3 million each, in addition to a $7 million write-down of intangible assets. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Special charges line of the Statement of Consolidated Income, was $11 million.

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

All activities associated with this charge are now complete.

Other

In addition to the reserve balances outlined above, approximately $4 million of accrued liabilities were outstanding at June 30, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the first fiscal quarter of 2001.

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

Insurance Investments

At June 30, 2003, the fair value of our insurance investment portfolio was $3,358 million. The accounting risks associated with these assets relate to the recognition of income, determination of other-than-temporary impairments and estimation of fair values.

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

The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, the Company’s judgment may change resulting in the recognition of an investment loss at that time. During the three and nine-month periods ended June 30, 2003, the Company recognized impairments of $11 million and $91 million, respectively. During the three and nine-month periods ended June 30, 2002, the Company recognized impairments of $33 million and $65 million, respectively. At June 30, 2003, accumulated other comprehensive income included net unrealized gains on investments of $244 million, which is net of unrealized losses of $3 million. These unrealized losses are considered to be temporary. Estimated fair values for investments are determined based on market values provided by broker/dealers or internally developed methods. Internally developed methods require the Company to make judgments about the security’s credit quality, liquidity and market spread.

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

Insurance Deferred Policy Acquisition Costs

At June 30, 2003, deferred policy acquisition costs were $694 million. The recovery of these costs is dependent on the future profitability of the related business, including unearned revenue. If the Company determines a portion of the unamortized deferred policy acquisition costs is not recoverable, it is charged to amortization expense.

The assumptions used to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial condition.

Insurance Benefit Reserves

At June 30, 2003, the total balance of liabilities for insurance products was $2,692 million. The Company calculates and maintains reserves for the estimated future payment of claims to policyholders based on actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions and inflation. Therefore, the reserves and liabilities established are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed reserves and have a material adverse effect on results of operations and financial condition.

Liabilities for Loss Contingencies Related to Lawsuits and Other Claims

The Company is involved on an ongoing basis in claims and lawsuits relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

The Company is also involved in other possible claims, including product liability, workers compensation, employment related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in the Company assuming exposure for a layer of coverage with respect to such claims. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. The

Company utilizes actuarial techniques, and routinely consults with external actuaries, in determining its accrual requirements. Historical patterns of claim loss information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could exceed those estimates.

Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, as of December 2, 2001. Under this Standard, goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. The Company made its initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded intangible assets. An updated assessment conducted during the third quarter of 2003 reconfirmed the lack of any impairment. With the exception of excess of cost over net asset value of acquired companies (“goodwill”), all of the Company’s intangible assets are subject to amortization. Essentially all of the Company’s goodwill resides at Hill-Rom. If the Company had adopted this Standard as of October 1, 2001, the effect on net income would not have been material.

In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition exists. The impairment loss is determined based on the excess of the carrying value of the goodwill or intangible asset to their respective implied or assigned fair values. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a change in the business environment, legal factors, regulatory changes, loss of key personnel, sale or disposition of a significant portion of a reporting unit or a change in reporting structure. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting the Company’s results of operations.

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense is recognized for fixed stock option plans as options are granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings as outlined in Note 8 to the Condensed Consolidated Financial Statements. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation; however, no final decision is likely to be made until such time as the Financial Accounting Standards Board (FASB) completes its recently announced project on the matter, which is not expected until 2004.

Retirement Plans

The Company sponsors retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The Company is required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to these assumptions. The Company has reduced its expected rate of return on plan assets from 8.0% to 7.75% effective for fiscal year 2003. This is expected to increase pension expense by approximately $0.5 million. A 50 basis point change in the discount rate would impact pension expense by slightly in excess of $1 million. This impact could be positive or negative depending on the direction of the change in rates.

See Note 11 to the Condensed Consolidated Financial Statements for information regarding recent changes to the Company’s retirement plans.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”. The Standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB

Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company is currently reviewing alternatives related to the adoption of the fair-value method of accounting for stock-based compensation; however, no final decision is likely until such time as the FASB completes its project on the matter, which is not expected until 2004. The Company has adopted the interim disclosure provisions of the Statement as outlined in Note 8 to the Condensed Consolidated Financial Statements.

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

Forward-looking statements give the Company’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors - many of which are beyond the Company’s control - that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the United States Food and Drug Administration regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions or other adverse consequences.

•	Capital equipment sales and therapy bed rental revenues may continue to be adversely affected by Medicare and state government Medicaid reimbursement cuts that may affect customers in every segment of the Company’s health care business.

•	Negative performance of the Company’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors. Competitive pressures could also limit the Company’s ability to reduce liability crediting rates in response to the lower investment performance, adversely affecting profitability.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of the Company’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors.

•	The Company’s health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. The Company’s relationships with these customers and organizations pose several risks to the Company.

•	Increased prices for or unavailability of raw materials or finished goods used in the Company’s products could adversely affect the Company’s profitability or revenues.

•	Implementation of the Company’s Enterprise Resource Planning system could cause the Company to make unplanned expenditures or could cause disruptions in the Company’s business.

•	Product liability or other liability claims could expose the Company to adverse judgments or could affect the sales of the Company’s products.

•	The Company is involved on an ongoing basis in claims and lawsuits relating to its operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty but could have a material adverse effect on the financial condition, results of operations and cash flow of the Company. The Company is also involved in other possible claims, including product liability, workers compensation, employment related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in the Company assuming exposure for a layer of coverage with respect to such claims.

•	The Company may not be able to execute its growth strategy if it is unable to successfully acquire and integrate other companies in the health care industry.

•	A lack of success in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in the Company’s Transition Report on Form 10-K filed with the U.S. Securities and Exchange Commission. The Company assumes no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by the Company in the Company’s periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has recently terminated its outstanding interest rate swap agreements on $150 million of debt, realizing cash proceeds and deferred gains of approximately $26 million. The deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the remaining term of the related debt. With the termination of the swap agreements, all of the Company’s debt obligations are again subject to fixed interest rates. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates the Company has been subject to during the period the swap agreements were in place.

There have been no other material changes from the information provided in the Company’s Transition Report on Form 10-K for the ten months ended September 30, 2002.

Item 4.     CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rules 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

Exhibit 10.19	364-Day Amended and Restated Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders.

Exhibit 10.20	Third Amendment to the Three-Year Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.      Reports on Form 8-K

During the quarter ended June 30, 2003 the Company filed the following reports on Form 8-K.

The Form 8-K dated April 14, 2003, reported under Item 5, “Other Events” the Company’s announcement that its Hill-Rom unit will establish a new business structure and recognize a third quarter charge of between $9 and $11 million.

The Form 8-K dated May 8, 2003, reported under Item 9, “Regulation FD Disclosure” the Company’s announcement of its earnings for the second quarter ended March 31, 2003.

The Form 8-K dated May 19, 2003, reported under Item 9 “Regulation FD Disclosure” the Board of Directors of Hillenbrand Industries, Inc. (the “Company”) approved revised Corporate Governance Standards for the Board of Directors, revised charters for each of the standing committees of the Board, an Amended and Restated Code of By-Laws for the Company and amendments to the Company’s Code of Ethical Business Conduct.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: August 1, 2003	BY:	/S/ Scott K. Sorensen

Scott K. Sorensen Vice President and Chief Financial Officer

DATE: August 1, 2003	BY:	/S/ Gregory N. Miller

Gregory N. Miller Vice President – Controller and Chief Accounting Officer