Form 10-K
period 2003-09-30
HILLENBRAND INDUSTRIES INC
filed 2003-12-23
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

700 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)

Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange

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
Yes ✓	No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ✓	No

State the aggregate market value of the common stock held by non-affiliates of the registrant.

          Common Stock, without par value - $2,757,015,500 as of March 31, 2003

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

          Common Stock, without par value – 61,875,258 as of December 1, 2003.

     Documents incorporated by reference.

          Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III.

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
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Amended and Restated Code of Bylaws
Short Term Incentive Compensation Plan
Form of Stock Award
Form of Director Indemnity Agreement
Form of Indemnity Agreement
First Amendment to Stock Incentive Plan
Supplemental Executive Retirement Plan
Senior Executive Deferred Compensation Program
Stock Award in Lieu of Perquisites
Executive Employment Agreement
Executive Employment Agreement
Executive Employment Agreement
Executive Employment Agreement
Executive Employment Agreement
Executive Employment Agreement
Executive Employment Agreement
1st Amend. to Amended & Restated Credit Agreement
Fourth Amendment to the Three-Year Credit Agrmt.
Subsidiaries of the Registrant
Consent of Independent Accountants
Certification of Chief Executive Officer
Certification of the Chief Financial Officer
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer
Governance Standards for Board of Directors
Charter of Audit Committee of Board of Directors
Charter of Nominating/Corp. Governance Committee
Position Specification for President and CEO

HILLENBRAND INDUSTRIES, INC.
Annual Report on Form 10-K
September 30, 2003

PART I

Item 1. BUSINESS

Hillenbrand Industries, Inc., an Indiana corporation incorporated on August 7, 1969 and headquartered in Batesville, Indiana, is a diversified, public holding company and the owner of 100% of the capital stock of its three major operating companies serving the health care and funeral services industries in the United States and abroad. Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated systems for wound, pulmonary and circulatory care. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a manufacturer of caskets and cremation-related products while Forethought is a provider of financial products and services designed to help people prefund anticipated funeral and cemetery costs. Unless the context otherwise requires, the terms “Hillenbrand” and the “Company” refer to Hillenbrand Industries, Inc., and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company” and “Forethought Financial Services”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses.

Health Care

Hill-Rom Company is a recognized leader in the worldwide health care community providing sales, rentals, service and support for products including hospital bed systems, non-invasive therapeutic surfaces and devices, stretchers and transport systems, furniture, communication and locating systems, headwalls and operating room accessories. Depending upon customer preferences, utilization levels and financial objectives, many Hill-Rom® products are available to customers on either a sales or a rental basis.

     The Hill-Rom® line of electrically adjustable hospital beds includes models, which, through siderail and pendant controls, can be raised, lowered and adjusted to varied orthopedic and therapeutic contours and positions. Hospital bed models include the TotalCare Sp02RT® bed, a pulmonary bed that delivers rotation, percussion, and vibration; the TotalCare® bed, a bed designed for the critically acute patient; the Advanta™, AvantGuard™ and CareAssist™ beds, designed for a variety of med/surg applications; and the Affinity® III bed, a bed specifically designed for the needs of the maternity department. Hill-Rom also provides therapy products for acute care, home care and long term care applications designed to reduce pressure ulcer prevalence rates and pulmonary complications, to facilitate patient transfer and positioning, and to prevent deep vein thrombosis (DVT). Hill-Rom also manufactures a full line of stretchers under the “TranStar®” name.

     Other Hill-Rom® products include nurse call systems, fetal monitoring information systems, siderail communications, surgical table accessories, wood-finished and metal/plastic bedside cabinets, adjustable-height overbed tables, mattresses and upholstered wooden chairs. Its architectural products include customized, prefabricated modules, either wall-mounted or on freestanding columns, enabling medical gases, communication accessories and electrical services to be distributed in patient rooms.

     The Company continues to expand its line of products and services to improve the efficiency and effectiveness of the health care environment for patients and health care providers. In October 2003, Hill-Rom acquired Advanced Respiratory, Inc., a manufacturer and distributor of non-invasive airway clearance products and systems known as The Vest™ airway clearance system for a purchase price of $83 million, subject to certain working capital adjustments at the date of close not to exceed $12 million, with additional contingent payments not to exceed $20 million based on Advanced Respiratory achieving certain net revenue targets. Also in October 2003, the Company signed an agreement to acquire Mediq, Inc. (Mediq), a provider of medical equipment outsourcing, asset management and peak-needs rentals to hospitals and extended care and home medical equipment makers, for a purchase price of approximately $330 million. Subject to regulatory approvals and other conditions, the Company expects to close the acquisition of Mediq before the end of January 2004. The Company also recently sold its piped-medical gas business and signed an agreement to sell its infant care products business, reflecting the Company’s continued efforts to streamline and rationalize its existing portfolio of assets. These activities are further described in Note 16 to the Consolidated Financial Statements, which statements are included under Item 8.

     Hill-Rom operates hospital bed, therapy bed and patient room manufacturing and development facilities in the United States and France. Hill-Rom® products are sold and/or rented directly to acute and long-term health care facilities throughout the United States, Canada, Australia and Europe by Hill-Rom account executives. Hill-Rom has contracts with a number of group purchasing organizations in the United States as well as government purchasers in other countries. A significant portion of Hill-Rom’s sales are made pursuant to these contracts. Most Hill-Rom® products are delivered by Hill-Rom owned trucks. Hill-Rom also sells products through distributorships throughout the world.

     Within the wound care business, CLINITRON® Air Fluidized Therapy is provided as a therapeutic adjunct in the treatment of advanced pressure sores, flaps, grafts and burns. The CLINITRON® unit achieves its support characteristics from the fluid effect created by forcing air up and through medical-grade ceramic microspheres contained in the unit’s fluidization chamber.

     Hill-Rom’s other wound and pulmonary care technology, low airloss therapy, consists of a sleep surface with air-filled cushions separated into integrated zones. Air pressure is automatically adjusted whenever the patient changes position. Micro air vents on the cushions allow for the controlled release of air. This technology is applied to either an integrated unit or as an overlay to an existing bed. Low airloss products include the Flexicair Eclipse® mattress, a portable, rental mattress replacement for the acute care environment; the Silkair® mattress, a low airloss overlay product for home care; and the V-Cue® mattress, a rotational mattress for pulmonary applications. In addition to the above products, Hill-Rom’s European operations have also introduced the Duo Deteq® mattress that combines advanced pressure control technology in two clinically accepted therapies, the continuous low pressure Primo™ mattress and the Alto® alternating pressure relief mattress. Hill-Rom introduced its ActiveCare® sequential compression device for the prevention of deep vein thrombosis in August of 2003.

     Clinical support for Hill-Rom’s wound, pulmonary and circulatory care therapy systems is provided by a sales force composed primarily of nurses and health care professionals. Technical support is made available by an extensive network of technicians and service personnel who provide maintenance and technical assistance from Hill-Rom Service Centers.

     Hill-Rom® therapy systems are made available to hospitals, long-term care facilities and homes on a rental basis through more than 200 Service Centers located in the United States, Canada and Western Europe. Certain Hill-Rom® therapy systems are also made available to customers on a sales basis.

Funeral Services

Batesville Casket Company, an Indiana Corporation, was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells gasketed caskets made of carbon steel, stainless steel, copper and bronze. It also produces and markets non-gasketed steel and wood caskets. In addition, Batesville also manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns, cremation containers and other memorialization products used in cremations. Batesville also supplies selection room display fixturing through its System Solutions group.

     Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Batesville’s premium steel caskets also employ a magnesium alloy bar to cathodically help protect the casket from rust and corrosion. The Company believes that this system of Cathodic Protection is a feature found only on Batesville produced caskets. Hardwood caskets from Batesville are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar, solids and veneers. In October 2002, Batesville also introduced its Marquetry™ Collection, manufactured with a revolutionary new process for veneers that allows for rounded corners and a furniture-grade finished appearance. Additional lines of veneer caskets in oak and cherry were introduced in 2003. Also in 2003, Batesville Casket purchased certain intellectual property related to the former Marsellus Casket Company and reintroduced select lines of these premium caskets to independent funeral homes. Batesville’s cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

     The Options by Batesville cremation division offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, cremation containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options’ wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné and marble.

     Batesville offers several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville® caskets are marketed by Batesville’s direct sales force to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States, the United Kingdom, Australia, Canada, Mexico and Puerto Rico. A significant portion of Batesville’s sales are made to large national funeral services providers under contracts Batesville has entered into with several of these customers. Batesville maintains inventory at approximately 80 company-operated Customer Service Centers (CSCs) and six Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.

     Batesville mainly manufactures and distributes products in the U.S. It also has a small manufacturing facility in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico and Australia.

     Forethought Financial Services operates primarily through its life insurance subsidiaries, Forethought Life Insurance Company and Arkansas National Life Insurance Company, its bank, Forethought Federal Savings Bank, and its marketing company, The Forethought Group, Inc. These companies provide funeral and cemetery planning products and services to consumers through funeral and cemetery professionals. Forethought’s core products are an insurance-funded funeral plan, a trust-funded funeral plan, and a trust-funded cemetery plan. The insurance-funded funeral plan consists of two discrete elements: a contract of life insurance between the consumer and a Forethought life insurance company (the “Policy”) and a guaranteed funeral planning agreement between the consumer and the funeral establishment (the “FPA”). The Policy provides whole life coverage and accumulates cash value. The death benefit of the Policy is designed to grow over time. In the FPA, the consumer and the funeral establishment agree on the funeral goods and services to be provided and the current price of the consumer’s funeral. The funeral establishment then agrees that if the consumer fully funds the Policy, the establishment will accept the death benefit of the Policy as payment in full when the consumer dies and the funeral goods and services are provided (referred to in the industry as “at time of need”). In this way, consumers using insurance-funded funeral planning are assured that covered goods and services will be provided at time of need without additional cost. Because the death benefit of the Policy is designed to grow over time, the funeral establishment is provided with protection against cost increases.

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

     Trust-funded funeral and cemetery planning offers similar protection, but uses a different contractual framework. In a guaranteed trust-funded plan, the consumer and the funeral or cemetery establishment enter into a contract in which the establishment agrees to provide the goods and services at time of need in exchange for payment by the consumer to the establishment (the “Trust Contract”). The Trust Contract is similar to the FPA used for insurance-funded funeral planning in that the consumer and the funeral or cemetery establishment agree on the goods and services to be provided at time of need. Unlike the FPA used for insurance-funded funeral planning, the Trust Contract also includes terms and conditions under which the consumer will pay the funeral or cemetery establishment, as the case may be, for the planned funeral or cemetery services. The establishment, in turn, places these funds in trust with Forethought Federal Savings Bank. These funds are deposited into interest-bearing accounts or publicly traded mutual funds in accordance with applicable state laws. The consumer does not have a direct contractual relationship with any Forethought entity. At time of need, these funds are distributed in accordance with the Trust Contract. The Trust Contract provides that covered goods and services will be provided at time of need without additional cost to the consumer. Forethought Federal Savings Bank has also recently begun administering endowment care trust funds as part of its services.

     The Forethought Group, Inc. cooperates with Batesville Casket Company to offer the Total Casket Protection® program. Under this program, a benefit is paid to a funeral professional who delivers a Batesville® casket under a Forethought funded funeral plan at the time the funeral is performed. This benefit is equal to the difference between the wholesale price of the casket at the time the funeral is planned and at the time it is provided.

     Forethought is licensed and authorized to write life insurance in 49 states, Puerto Rico and the District of Columbia. Forethought distributes its insurance-funded funeral planning products through funeral establishments. In some cases, the funeral professional acts as agent for the sale of the Policy. In other cases, a preneed insurance professional works in conjunction with funeral professionals to develop and fund the funeral plan. In all cases, a life insurance agent licensed by the appropriate state authority and appointed by Forethought solicits the Policy. Forethought trust-funded funeral and cemetery planning products are distributed by funeral planning professionals in 29 states.

     In addition to these core products, Forethought offers marketing and administrative products and services directly to its funeral and cemetery customers. These products and services range from sales and training support and materials to analytical reports to business-to-business back office support through Forethoughtonline.com.

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

RAW MATERIALS

Principal materials used in Hill-Rom® products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, plastics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically and hydraulically operated beds and certain other components are purchased from one or more manufacturers.

     Batesville Casket employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets.

     Prices for raw materials and finished goods used in the Company’s products may fluctuate based on a number of factors beyond the Company’s control, and such fluctuations may affect the Company’s profitability. The Company does not engage in hedging transactions with respect to raw material purchases, but does enter into fixed price supply contracts at times.

     Additionally, although most of the raw materials and finished goods used by the Company in its products are generally available from several sources, certain of these raw materials and finished goods currently are available only from a single source.

     Historically, the Company has been able to anticipate and react to changing raw material and finished good prices and availability through its purchasing practices and product price adjustments so as to avoid any material adverse effect on profitability and supply. However, there can be no assurance that the Company will be able to do so in the future. See also “Risk Factors” below.

COMPETITION

Health Care

Hill-Rom is a recognized U.S. industry leader in the sale and rental of electrically and hydraulically operated hospital beds, patient room equipment, specialty beds and surfaces and non-invasive therapy devices for wound, pulmonary and circulatory care, competing with several other manufacturers and distributors of competing products. With respect to the sale and rental of electrically and hydraulically operated hospital beds, specialty beds and surfaces, competitors include Stryker Corporation, Kinetic Concepts, Inc., Gaymar Industries, Inc., Sunrise Medical/Joerns Healthcare Inc., Getinge/Pegasus Airwave Inc., and Huntleigh Healthcare, Inc. With respect to other products and services, competitors include Tyco International/The Kendall Company, Huntleigh Healthcare, Inc., Nemschoff Chairs Inc., Kimball International, Modular Services Company, Heraeus, Dukane Communication Systems, Rauland-Borg Corporation, Homewood Health Care and STERIS Corporation. In Europe, Hill-Rom competes with a large number of international competitors and regional manufacturers. Hill-Rom believes that it is a leader in the products and services it provides in Europe. Hill-Rom competes on the basis of product quality, service to its customers, innovation and price.

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

     Forethought is a leader in insurance-funded funeral planning products. Forethought competes in this business primarily on the basis of service to funeral establishment customers, compensation to the distribution channel, and price to the consumer. Forethought’s guaranteed insurance-funded funeral planning products compete with similar products offered by approximately ten other life insurers. Forethought’s final expense products compete with products offered by a large number of life insurance companies. Forethought’s trust-funded funeral and cemetery planning products compete with similar products offered by banks and trade associations. Forethought competes in this business primarily on the basis of service to its funeral and cemetery customers and the return on funds placed in trust by these customers.

RESEARCH

Each of the Company’s operating subsidiaries conducts research efforts to further develop new products and improve its existing products, as well as to enhance its manufacturing and production methods and improve service. All research and development is Company sponsored and expensed as incurred. Research and development expense incurred for the fiscal year ended September 30, 2003, the ten-month period ended September 30, 2002 and fiscal year 2001, were as follows:

		(In millions)
	2003	2002	2001

Research and development expense	$56	$40	$40

PATENTS AND TRADEMARKS

The Company owns a number of patents on its products and manufacturing processes that are of importance to it, but, except for the marks “Hill-Rom,” “Batesville,” and “Forethought,” does not believe any single patent or related group of patents are of material significance to the business of the Company as a whole.

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

     In the past, certain of the Company’s products have been copied and sold by others. The Company tries to vigorously enforce its intellectual property rights. However, the Company cannot ensure that the copying and sale of its products by others would not materially adversely affect the sale of its products.

EMPLOYEES

As of September 30, 2003, the Company employed approximately 9,900 persons in its operations, of which approximately 2,800 work under collective bargaining agreements. The collective bargaining agreements have expiration dates ranging from January 2004 to November 2005. Although the Company has not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, it cannot ensure that such a stoppage will not occur in the future. A labor disturbance at one of the Company’s principal facilities could have a material adverse effect on the Company’s operations.

REGULATORY MATTERS

FDA Regulation

Hill-Rom designs, manufactures, installs and distributes medical devices that are regulated by the Food and Drug Administration (FDA) in the United States and similar agencies in other countries. The regulations adopted and standards imposed by these agencies evolve over time and require Hill-Rom to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies routinely inspect Hill-Rom’s facilities, as with other medical device manufacturers. If Hill-Rom fails to comply with applicable regulations and standards, determined by inspections or otherwise, Hill-Rom may be subject to compliance measures, including the recall of products and cessation of manufacture and/or distribution.

     As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Hill-Rom has also implemented an extensive program designed to ensure its quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.

     Over the past two years most of Hill-Rom’s United States facilities have been inspected by FDA representatives who, as is customary in the industry, issued reports of their findings to management for discussion and remediation. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on financial condition, results of operations and cash flow of the Company.

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

     The Company is currently assessing the effects on its business of the Medicare reform legislation passed by Congress in November 2003, known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While all of the implications of this legislation are not yet clear, the Company’s initial assessment is that the net effect on the Company may be positive. Although the legislation may cause increased pressure on prices in some of the markets served by the Company, the Company should benefit from increased capital spending by hospitals resulting from favorable hospital reimbursement provisions in the legislation.

Environmental Protection

The Company is subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from its manufacturing processes. The Company is committed to operating all of its businesses in a manner that protects the environment. In the past year, the Company has been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no or only minor fines or penalties. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, the Company has voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by the Company in which it is currently involved is not expected to exceed $1 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

FOREIGN OPERATIONS AND EXPORT SALES

Information about the Company’s foreign operations is set forth in tables relating to geographic information in Note 10 to the Consolidated Financial Statements, which statements are included under Item 8.

     The Company’s export revenues constituted less than 10% of consolidated revenues in 2003 and prior years.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time to time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company or between any of them and any of the members of the Board of Directors. The following is a list of the executive officers of the Company as of December 1, 2003.

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

     Kenneth A. Camp, 58, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He has been employed by the Company since 1981. Ken previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that position he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.

     Stephen R. Lang, 51, was elected President and Chief Executive Officer of Forethought Financial Services, Inc. on June 29, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He also serves as President of Forethought Life Insurance Company and Forethought Federal Savings Bank, subsidiaries of Forethought Financial Services, Inc. Steve is a 17-year Forethought veteran, holding various positions including Vice President and Chief Operating Officer from 1999 to 2001, Vice President and General Manager from 1995 to 1999, Vice President of Sales, and Vice President of Human Resources.

     R. Ernest Waaser, 47, was elected President and Chief Executive Officer of Hill-Rom on January 22, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He was previously Senior Vice President of AGFA Corporation and President of AGFA’s Medical Imaging Division from 1999 to 2000. Prior to joining AGFA, Ernest was Executive Vice President and Chief Operating Officer of Sterling Diagnostic Imaging, Inc. from 1996 to 1999, a supplier of conventional and digital systems for the capture, communication, display and storage of medical diagnostic images. He also served as Research and Development Director, Diagnostic Imaging, for E. I. DuPont De Nemours & Co., Inc. and in various other management capacities with DuPont.

     Patrick D. de Maynadier, 43, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. From May 2000 to October 2001 Patrick was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2002, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a partner in the corporate and securities section of the law firm Bracewell & Patterson, L.L.P.

     Kimberly K. Dennis, 36, was elected Vice President, Shared Services on September 10, 2003. Kim is responsible for directing the corporation’s IT infrastructure, travel services, administrative services, graphic communications, aviation operations and customer visitation guest facilities. Prior to this assignment, she was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to September 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company where she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology. She was also the principal architect of Batesville Casket Company’s regional distribution center network and was director and project leader of its enterprise resource planning project.

     Catherine Greany, 47, was elected Vice President, Corporate Development on May 21, 2002. Since 1998, Catherine was Vice President, Mergers and Acquisitions, for Omnicare, Inc., a Covington, Kentucky-based health care services provider. Prior to joining Omnicare, Inc., Catherine was Vice President, Mergers and Acquisitions, for Vitalink Pharmacy Services Inc. She has also held a variety of corporate development and financial leadership positions with Linc Anthem Financial Corporation; American Ophthalmic, Inc.; GranCare Inc.; Donaldson, Lufkin & Jenrette Securities Corporation; and Atlantic Richfield Company.

     Gregory N. Miller, 40, was elected Vice President - Controller and Chief Accounting Officer for Hillenbrand Industries on May 16, 2002. He previously held the position of Vice President-Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance, Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.

     David L. Robertson, 57, has been employed by the Company since March 23, 1998, and was elected Vice President, Administration on May 1, 2001. He previously served as Vice President, Executive Leadership Development from June 26, 2000 to May 1, 2001, Vice President, Administration from December 6, 1999 to June 26, 2000 and Vice President, Human Resources from March 23, 1998 to December 6, 1999. Prior to joining the Company, he was Senior Vice President, Human Resources for Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products, in Wooster, Ohio from 1994 to 1998. From 1982 to 1994 Mr. Robertson served as Vice President, Human Resources for Hillenbrand Industries, Inc. Mr. Robertson announced his intent to retire effective February 1, 2004.

     Scott K. Sorensen, 42, was elected Vice President and Chief Financial Officer on March 1, 2001. Prior to joining the Company, he was employed by Pliant Corporation (formerly Huntsman Packaging), a film and flexible packaging producer as its Executive Vice President and Chief Financial Officer, Treasurer since 1998. Prior to joining Pliant Corporation, Scott held various senior financial leadership positions with Westinghouse Electric Corporation/CBS including Chief Financial Officer of the Power Generation Division and the Communication and Systems Divisions from 1996 to 1998. He has also been an executive with Phelps Dodge Corporation and a management consultant with McKinsey & Company.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

The Company’s website is www.hillenbrand.com. The Company makes available on this website, free of charge, access to its annual, quarterly and current reports and other documents filed by it with or furnished by it to the Securities and Exchange Commission as soon as practicable after such reports or documents are filed or furnished. The Company also makes available on this website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, the Company’s Code of Ethical Business Conduct, the Corporate Governance Standards of the Company’s Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

Item 2. PROPERTIES

The principal properties of the Company and its subsidiaries’ continuing operations are listed below, and are owned by the Company or its subsidiaries subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Health Care:

Batesville, IN	Manufacturing, development and distribution facilities	Manufacture and development of health care equipment
	Office facilities	Administration
Cary, NC	Manufacturing, development and office facilities	Manufacture and development of health care equipment
Charleston, SC	Manufacturing and development facilities Office facilities	Manufacture and development of therapy units Administration
Pluvigner, France	Manufacturing plant and development facility	Manufacture and development of health care equipment
Funeral Services:

Batesville, IN	Manufacturing plants Office facilities	Manufacture of metal caskets Administration and Insurance Operations
Manchester, TN	Manufacturing plant	Manufacture of metal caskets
Vicksburg, MS	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber
Batesville, MS	Manufacturing plant	Manufacture of hardwood caskets
Nashua, NH	Manufacturing plant	Manufacture of hardwood caskets

     In addition to the foregoing, the Company leases or owns a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico and the Far East.

Item 3. LEGAL PROCEEDINGS

     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company, and that any such unfavorable decisions could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 (the “Act”) or adopted rules, regulations and releases by the Securities and Exchange Commission (SEC) regarding the Company’s future plans, objectives, beliefs, expectations, representations and projections. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management’s Discussion and Analysis (under Items 7 and 7A of Form 10-K), the Notes to Consolidated Financial Statements (under Item 8 of Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC. The Company has tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

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

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The following table reflects the range of high and low selling prices of the Company’s common stock by quarter for the twelve months ended September 30, 2003 and 2002.

	2003		2002

	High	Low	High	Low

October – December	$54.65	$46.55	$57.90	$48.95
January – March	$54.85	$46.50	$62.09	$53.35
April – June	$52.50	$47.62	$66.48	$52.85
July – September	$58.29	$49.80	$60.67	$48.30

Holders

On December 1, 2003, there were approximately 16,900 shareholders of record.

Dividends

The Company has paid cash dividends on its common stock every quarter since its first public offering in 1971, and those dividends have increased each year thereafter. In fiscal 2003, dividends were paid on December 31, 2002 and March 31, June 30 and September 30, 2003 to shareholders of record as of December 17, 2002 and March 3, June 2 and September 16, 2003. Cash dividends of $1.00 ($0.25 per quarter) in fiscal 2003 and $0.69 ($0.23 per quarter) in 2002 were paid on each share of common stock outstanding. As a result of the Company’s change in its fiscal year end to September 30, the Company also paid a special dividend of $0.0767 per share on March 29, 2002 to shareholders of record as of March 1, 2002. This one-time dividend was for the month of March 2002 and represented one-month of the regular quarterly dividend of $0.23 per share paid throughout the remainder of 2002. The Company currently believes that comparable quarterly cash dividends will continue to be paid in the future, as evidenced by the Board of Directors recent approval of a dividend of $0.27 per share for the first quarter of fiscal 2004.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for the fiscal year ended September 30, 2003 and the ten month period ended September 30, 2002. Fiscal years 1999-2001 are presented based on the Company’s previous fiscal year end of the Saturday nearest November 30. Also presented are comparable unaudited data for the twelve month periods ended September 30, 2001 and 2002.

	Fiscal	Twelve Months Ended		Ten Months	Fiscal Year Ended
	Year	September 30,		Ended
	Ended			September 30,	December 1,	December 2,	November 27,
	2003	2002	2001	2002	2001	2000	1999

		(Unaudited)				(53 weeks)
			(In millions except per share date)
Net revenues (a)	$2,042	$2,057	$2,053	$1,683	$2,019	$2,004	$1,955
Income (loss) from continuing operations	$182	$35	$152	$(18)	$170	$151	$123
(Loss) income from discontinued operations	(44)	9	1	8	—	3	1
Net income (loss) (a)	$138	$44	$153	$(10)	$170	$154	$124
Income (loss) per share from continuing operations – Basic	$2.94	$0.56	$2.42	$(0.29)	$2.71	$2.40	$1.86
(Loss) income per share from discontinued operations - Basic	(0.71)	0.14	0.02	0.13	—	0.04	0.01
Net income (loss) per share-Basic (a)	$2.23	$0.70	$2.44	$(0.16)	$2.71	$2.44	$1.87
Income (loss) per share from continuing operations – Diluted	$2.93	$0.56	$2.41	$(0.29)	$2.70	$2.40	$1.86
(Loss) income per share from discontinued operations – Diluted	(0.71)	0.14	0.02	0.13	—	0.04	0.01
Net income (loss) per share-Diluted (a)	$2.22	$0.70	$2.43	$(0.16)	$2.70	$2.44	$1.87
Total assets	$5,412	$5,442	$4,949	$5,442	$5,049	$4,597	$4,433
Long-term debt	$155	$322	$302	$322	$305	$302	$302
Cash dividends per share	$1.00	$0.98	$0.83	$0.77	$0.84	$0.80	$0.78

(a)	The selected financial data presented above includes a number of non-recurring and special charges. Following is a summary of these charges, on a net-of-tax basis. The amounts are summarized based upon the line items within the Statement of Consolidated Income impacted. Further discussion regarding these adjustments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal	Twelve Months Ended		Ten Months	Fiscal Year Ended
	Year	September 30,		Ended
	Ended			September 30,	December 1,	December 2,	November 27,
	2003	2002	2001	2002	2001	2000	1999

		(Unaudited)				(53 weeks)
	(In millions)
Net-of-Tax
Net Revenues
Realized capital losses (gains) and impairments	$32	$38	$1	$18	$20	$1	$(15)
CMS claims resolution	(2)	—	—	—	—	—	—
Litigation Charge
Litigation charge	—	158	—	158	—	—	—
Special Charges
Severance and benefit costs, asset impairments and other realignment activities	6	10	18	3	21	2	24
Operating Expense
Write-off of technology asset	—	4	—	4	—	—	—
Pension curtailment charge	2	—	—	—	—	—	—
Other Income (Expense), net
Loss on repurchase of debt	11	—	—	—	—	—	—
Income Taxes
Reversal of tax reserves and adjustments to valuation allowance	—	(32)	—	(6)	(26)	—	—

Impact on continuing operations	$49	$178	$19	$177	$15	$3	$9

Discontinued Operations
Loss on disposal of discontinued operations	$51	$—	$—	$—	$—	$—	$—
Other	—	(6)	—	(6)	—	—	—

Impact on discontinued operations	$51	$(6)	$—	$(6)	$—	$—	$—

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements and accompanying notes included under Item 8 of this Form 10-K.

OVERVIEW

Hillenbrand Industries is organized into three major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated services for wound, pulmonary and circulatory care. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a manufacturer of caskets and cremation-related products while Forethought is a provider of funeral planning financial products.

     Over the course of the past three years, Hillenbrand Industries has embarked on a new strategy to create value for shareholders, customers, suppliers and employees. At the cornerstone of this strategy is the Company’s commitment to create and accelerate shareholder value and growth by identifying and implementing strategies that will help realize the potential of the existing portfolio of businesses and position the Company for future growth, both organically and through acquisitions. The five key elements of the Company’s strategy and its impact on the business are outlined as follows:

1.	Profitable revenue growth: Profitable revenue growth is critical to the Company’s overall commitment to build shareholder value. Actions taken to achieve this objective include higher research and development spending, a more strategic approach to new product development, an increased focus on higher margin products and a more profitable product mix. These efforts have resulted in numerous product line extensions, new product platforms, gross margin improvement and a foundation for future revenue growth. The Company is also committed to growth through health care acquisitions, such as the recently completed acquisition of Advanced Respiratory, Inc. and the pending acquisition of Mediq, Inc.

2.	Improved asset management: The Company continually strives to improve the efficiency and return on its assets and capital. Key components of this effort include business process simplification, asset rationalization and achieving an optimal sales structure. Significant progress has been made in all these areas. In business process simplification, the Company is continuing its efforts to move to a common technology platform with its Enterprise Resource Planning implementations at Hill-Rom and Batesville Casket. In the area of asset rationalization, certain poor performing and slower growth product lines and businesses have been exited and certain under-performing assets have been divested. The recent sale of the Company’s piped-medical gas business and the pending sale of its infant care products business are examples of the asset rationalization strategy. These businesses were selected for divestiture as they no longer fit within our strategic portfolio. They were considered to have limited future growth potential, possessed unique sales channels and research and development requirements, had low profit margins and would have required significant investment to achieve their limited growth potential. Proceeds from the disposition of these businesses will be reinvested as part of the Company’s acquisition growth strategy.

3.	Lower cost structure: The Company is committed to increasing shareholder value through the reduction of costs and waste in all areas of its business and the streamlining of processes for higher performance. Strategic sourcing and supply arrangements with key suppliers have resulted in significant reductions in raw material costs while maintaining quality. Fixed costs also continue to be reduced as a result of work force and other realignment activities. With respect to non-operating expenses, in the fourth quarter of 2003 the Company completed the repurchase of approximately

$157 million of its outstanding long-term debt, all of which carried interest rates ranging from 6.75% to 8.5%. The Company incurred a charge of approximately $16 million related to the repurchase of this debt.

In addition, in the third fiscal quarter of 2003 Hill-Rom established a new business structure to further the execution of its strategy and strengthen its core businesses. The Company recognized a fiscal 2003 third quarter charge of approximately $9 million with respect to this action and upon completion, expects net operating costs to be reduced between $12 and $14 million annually, with significant benefits beginning in the first quarter of calendar 2004. The Company believes that the benefits of the new Hill-Rom organizational structure include increased speed of decision making, enhanced ability to execute business plans, and improved integration of acquisitions. The new structure should also provide the flexibility to structure and manage distinct business models that address the unique characteristics and opportunities of each Hill-Rom division.

4.	Strategic portfolio management: The Company continues to manage its portfolio of operating companies under a unified corporate structure rather than as a group of autonomous companies. Under this approach, each operating company plays a specific role in the fulfillment of the Company’s overall strategy. Batesville Casket and Forethought are responsible for providing earnings and cash flow to fund Corporate growth. Hill-Rom’s role is to provide, in addition to cash flow and earnings, profitable growth through new product innovation, expansion into new areas and acquisitions in its respective adjacent health care businesses.

5.	Leadership excellence: The Company has continued the aggressive development of talent in the organization through developmental assignments, inter-organizational transfers and special executive development training experiences. The Company has launched a unique performance development facility to enhance executive capabilities. During 2003, the Company completed a comprehensive evaluation of its compensation and benefit programs to assure marketplace competitive programs and practices, as well as proper alignment with the Company’s shareholder value creation objectives.

     The Company’s recent results of operations have been significantly affected by these strategic initiatives and the resulting reductions in cost, improved manufacturing efficiencies, more profitable product mix and enhanced price realization. The charges and expenditures incurred to implement these initiatives partially offset the achieved benefits, but such benefits are expected to continue in future periods. The Company expects further benefits to be achieved as the Company continues to pursue its strategy, with a primary focus on the following elements of the strategy in 2004:

1.	Accelerating top line growth through new business development: While organic growth is important, the Company recognizes that it will not be able to consistently meet its long-term strategic objectives without the benefit of acquisitions. The Company will continue to pursue a focused approach to acquisitions, looking for companies with profitability and growth potential in the health care environment. The Company believes that Advanced Respiratory, Inc., which the Company acquired in October 2003, and Mediq, Inc., which the Company has agreed to acquire, meet these criteria.

2.	Product quality, innovation and new product development: The Company is becoming increasingly focused on its product quality and new product development initiatives, increasing funding levels and the speed of research and development and manufacturing cycle times. The ultimate goal of these initiatives is to provide meaningful innovative solutions to customers. During 2003, Hill-Rom introduced its TotalCare® Bariatric bed for use with obese patients, its ActiveCare® product for the prevention of deep vein thrombosis and upgrades to its COMLinx™ communications system, among others. Additionally, Batesville Casket introduced new engineered wood casket products manufactured under its revolutionary new process for veneers, reintroduced select premium wood caskets under the Marsellus brand name and entered a new product category with the introduction of urn vaults.

3.	Streamlining business for higher performance: The Company plans to continue to rationalize and exit poor performing product lines and businesses and divest itself of under-performing assets. In addition, implementation efforts related to the Enterprise Resource Planning systems at Hill-Rom and Batesville Casket will continue, providing a common technology platform aimed at speeding productivity gains and process improvements.

4.	Reduce risk in Forethought investment portfolio: At Forethought, efforts will continue to reduce exposure to the volatility of the credit markets by reducing exposure to high-yield bonds, lowering limits for investments in individual securities, investing in commercial mortgages and seeking favorable returns within acceptable risk parameters.

     In addition to the effects of the continued execution of the Company’s overall Corporate strategy, other trends in the Company’s businesses which have impacted and may continue to impact performance are outlined below.

     The health care products industry is a diverse and highly competitive industry. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. These long-term trends are reflected in increasing days of inpatient stays at acute care facilities in the United States and Western Europe, creating modest demand for new facilities and pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of staffing shortages.

     In addition, health care providers are under continued pressure to control costs. As a result, purchasers of health care products and services such as those offered by the Company’s health care businesses continue to demand more cost effective products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits are causing increasing pressure to control costs in the Medicare and Medicaid programs, increasing the likelihood of health care reform and changes in reimbursement practices. Additionally, health care providers face cost control pressures due to increasing numbers of uninsured patients and increasing supply costs. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement and economic environment for providers. In the aggregate, these cost control pressures can also impact the relative industry-wide demand for sales versus rental options in various product segments, which in turn can affect the sales versus rental mix of many products in the Company’s portfolio.

     Further, group purchasing organizations have come under increasing scrutiny regarding contracting practices, which have included various Congressional hearings. While the Company derives significant revenues through group purchasing organizations, it is not possible at this time to determine what impact, if any, future changes in the practices of group purchasing organizations could have on the Company.

     The Company is currently assessing the effects on its business of the Medicare reform legislation passed by Congress in November 2003, known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While all of the implications of this legislation are not yet clear, the Company’s initial assessment is that the net effect on the Company may be positive. Although the legislation may cause increased pressure on prices in some of the markets served by the Company, the Company should benefit from increased capital spending by hospitals resulting from favorable hospital reimbursement provisions in the legislation.

     Management believes that in order for the Company to achieve its goals of faster growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis. The Company has been subject to increasing competitive pressure in areas in which the Company has not brought sufficient new products and features to market in the past. Hill-Rom’s increased commitment to new product development should generate additional growth opportunities in 2004 and beyond. New products expected to be launched in 2004 include bed systems, architectural and furniture products and clinical therapy solutions.

     Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term customer needs: improving the operational efficiency of healthcare facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency. Management believes substantial opportunity exists to grow in these areas by leveraging Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. The recently completed acquisition of Advanced Respiratory, Inc. and the pending acquisition of Mediq, Inc. aim to take advantage of these opportunities. Because of its heavy concentration in sales of capital equipment, the Company is susceptible to short-term demand fluctuations resulting from economic and regulatory changes. For example, the Company is currently experiencing a slowdown in capital order patterns in Western Europe and declines in its North American backlog as a result of general economic weakness and competitive pressures. The Company intends to accelerate its efforts in non-capital products and services, which it believes will provide a more stable revenue base. Meanwhile, Hill-Rom continues to focus on increasing its cost competitiveness in light of anticipated price pressures and low cost competitors, particularly in low- to mid-range products.

     In the funeral services products industry, the North American burial casket industry appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated at approximately one-third of total deaths. Management expects these trends, which have resulted in declines in the volume of casket sales for the Company over the past three years, to continue in the near future. Although the Company offers a line of cremation products, these products result in lower revenue and carry lower margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products and increased manufacturing and other operational efficiencies. Based on these trends and factors, the Company’s strategy to improve profitability in the funeral services products industry will require the Company to continue to differentiate its products on the basis of quality, innovation, personalization and customer service, while at the same time continuing to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

     In the funeral services insurance industry, volatility in the credit markets has continued to adversely impact the Forethought investment portfolio resulting in significant net capital losses and impairments. The current low interest rate environment continues to impact the investment yield on the portfolio, a trend which is not likely to improve significantly in the near-term, as a result of continued low interest rates. The underwriting component of the insurance business is also under some pressure as funeral value sales have been adversely impacted by the rationalization of sales and marketing programs and general economic weakness. The competitive marketplace has also made it difficult to fully align the crediting rate applied to the underlying policies sold and overall investment returns. Forethought is actively managing the spread between its investment returns and the rate of earnings on its policies in force, with target spreads being achieved in the fourth quarter of 2003.

RESULTS OF OPERATIONS

Effective for fiscal year 2002, the Company changed its fiscal year end to September 30 from the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income, Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity presented in this Form 10-K reflect the Fiscal Year Ended September 30, 2003, the Ten Months Ended September 30, 2002 and the Fiscal Year Ended December 1, 2001.

     As a result of the change in fiscal year ends, for purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following periods of operations are presented and discussed:

•	Fiscal Year Ended September 30, 2003 compared to Twelve Months Ended September 30, 2002

•	Fiscal Year Ended September 30, 2003 compared to Ten Months Ended September 30, 2002

•	Twelve Months Ended September 30, 2002 compared to Twelve Months Ended September 30, 2001

•	Ten Months Ended September 30, 2002 compared to Fiscal Year Ended December 1, 2001

     The discussion of results for the Fiscal Year Ended September 30, 2003 to the Twelve Months Ended September 30, 2002 and for the Twelve Months Ended September 30, 2002 to the Twelve Months Ended September 30, 2001 are presented for comparative purposes only. Management considers these to be more meaningful presentations than the respective comparisons of the Ten Months Ended September 30, 2002 to the Fiscal Years Ended September 30, 2003 and December 1, 2001. As a result, the explanations related to the comparative results of the Fiscal Year Ended September 30, 2003 to the Ten Months Ended September 30, 2002 and the Ten Months Ended September 30, 2002 to the Fiscal Year Ended December 1, 2001 are more abbreviated than for the other comparisons included herein. Unless otherwise noted, the factors affecting the results for the Ten Months Ended September 30, 2002 are consistent with those affecting the unaudited results for the twelve months ending on this same date. The results for the Twelve Months Ended September 30, 2002 and 2001 are unaudited.

     Unless otherwise indicated, references to 2002 or 2001 in the comparative discussions below correspond to the periods set forth in the heading of each section. Further, with the announced divestitures of the infant care and piped-medical gas businesses of Hill-Rom, these operations are presented as discontinued operations within the Company’s Consolidated Statement of Income. Under this presentation, the revenues and variable costs associated with the businesses are removed from the individual line items comprising the Consolidated Statement of Income and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that will be eliminated with the divestitures are also included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. All discussions and presentations of financial results within Management’s Discussion and Analysis are presented based on the Company’s results from continuing operations.

     Following receipt by a member of the Board of Directors of an anonymous letter in late 2003 that alleged potential issues related to the timing of revenue recognition at Hill-Rom, an investigation was voluntarily initiated by the Audit Committee of the Board of Directors. The Audit Committee engaged independent counsel to investigate the matter with assistance of forensic accountants. That investigation did not identify any fraud or illegal conduct. However, in the course of the investigation a limited number of sales transactions were identified and corresponding adjustments were reflected in our audited financial results for fiscal 2003. Senior management and the Audit Committee will continue to assess and enhance, where appropriate, the Company’s disclosure controls and procedures in order to ensure their ongoing effectiveness.

     The following table presents comparative operating results for all periods discussed within Management’s Discussion and Analysis:

							Ten
	Fiscal		Twelve Months Ended				Months		Fiscal Year Ended
	Year Ended						Ended
($ in Millions except	September 30,	% of	September 30,	% of	September 30,	% of	September 30	% of	December 1,	% of
per share data)	2003	Revenues	2002	Revenues	2001	Revenues	2002	Revenues	2001	Revenues

			(Unaudited)		(Unaudited)
Net Revenues
Health Care sales	$749	36.7	$787	38.3	$723	35.2	$615	36.6	$721	35.7
Health Care therapy rentals	318	15.6	328	15.6	327	15.9	268	15.9	339	16.8
Funeral Services sales	628	30.7	621	30.2	624	30.4	510	30.3	613	30.4
Insurance revenues	347	17.0	321	15.6	379	18.5	290	17.2	346	17.1

Total revenues	$2,042	100.0	$2,057	100.0	$2,053	100.0	$1,683	100.0	$2,019	100.0

Gross Profit
Health Care sales	$379	50.6	$394	50.1	$349	48.3	$304	49.4	$347	48.1
Health Care therapy rentals	157	49.4	156	47.6	108	33.0	127	47.4	131	38.6
Funeral Services	349	55.6	336	54.1	322	51.6	275	53.9	319	52.0
Insurance	16	4.6	(3)	(0.9)	57	15.0	16	5.5	27	7.8

Total Gross Profit	901	44.1	883	42.9	836	40.7	722	42.9	824	40.8
Other operating expenses	573	28.1	608	29.6	566	27.6	505	30.0	557	27.6
Litigation charge	—	—	250	12.1	—	—	250	14.9	—	—
Special charges	9	0.4	15	0.7	27	1.3	4	0.2	32	1.6

Operating Profit (Loss)	319	15.6	10	0.5	243	11.8	(37)	(2.2)	235	11.6
Other income (expense), net	(37)	(1.8)	(16)	(0.8)	(9)	(0.4)	(12)	(0.7)	(13)	(0.6)

Income (Loss) from Continuing Operations
Before Income Taxes	282	13.8	(6)	(0.3)	234	11.4	(49)	(2.9)	222	11.0
Income tax expense (benefit)	100	4.9	(41)	(2.0)	82	4.0	(31)	(1.8)	52	2.6

Income (Loss) from Continuing Operations	182	8.9	35	1.7	152	7.4	(18)	(1.1)	170	8.4
(Loss) income from discontinued operations	(44)	(2.1)	9	0.4	1	0.1	8	0.5	—	—

Net Income (Loss)	$138	6.8	$44	2.1	$153	7.5	$(10)	(0.6)	$170	8.4

Income (loss) per common share from continuing operations	$2.93	N/A	$0.56	N/A	$2.41	N/A	$(0.29)	N/A	$2.70	N/A
(Loss) income per common share from discontinued operations	(0.71)	N/A	0.14	N/A	0.02	N/A	0.13	N/A	—	N/A

Net Income (Loss) per Common Share – Diluted	$2.22	N/A	$0.70	N/A	$2.43	N/A	$(0.16)	N/A	$2.70	N/A

Fiscal Year Ended September 30, 2003 Compared to Twelve Months Ended September 30, 2002

Summary

Consolidated revenues of $2,042 million in 2003 decreased $15 million compared to $2,057 million in 2002. The decline in revenue was due, in part, to the impact of the Company’s change in fiscal year-end to September 30 from the Saturday nearest November 30 of each year. This change in year-end had an adverse impact on the comparison of sales volume to the prior year, as the Company had record monthly revenues in November 2001. Also contributing to the revenue decline was the inclusion of an additional month of sales for certain foreign operations in 2002 as Hill-Rom discontinued consolidating such operations on a one-month lag in September 2002. This change benefited 2002 revenues by nearly $17 million. Partially offsetting the decline in revenues was year-over-year favorability in net capital losses and impairments and investment income at Forethought of $8 million and $15 million, respectively. Also offsetting the decline in revenues were favorable movements in foreign currency exchange rates of approximately $24 million.

     Operating profit of $319 million was recognized in 2003 compared to $10 million in the prior year. The significant increase in the current year operating profit was primarily attributable to a $250 million litigation charge taken in 2002 related to the December 2002 settlement of the KCI antitrust litigation further described in Note 15 to the Consolidated Financial Statements, which statements are included under Item 8. Higher gross profit margins, which increased approximately 120 basis points during the year, and lower operating expenses, which decreased by $35 million, also contributed to the higher operating profit in 2003. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had a minimal impact on 2002 operating income, and therefore, the comparison to 2003.

     In addition to the net capital losses and impairments incurred in each period as discussed above, the financial results presented herein include a number of other items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year	Twelve Months	Twelve Months	Ten Months	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	December 1,
($ in Millions)	2003	2002	2001	2002	2001

Pretax Items:
Net Revenues
Realized capital losses and impairments	$49	$57	$1	$27	$30
CMS claims resolution	(3)	—	—	—	—
Litigation charge	—	250	—	250	—
Special charges	9	15	27	4	32
Operating Expense
Write-off of technology asset	—	5	—	5	—
Pension curtailment charge	3	—	—	—	—
Other Income (Expense), net
Loss on repurchase of debt	16	—	—	—	—
Income Taxes:
Reversal of tax reserves	—	(32)	—	(6)	(26)
Discontinued Operations Items (net-of-tax):
Loss on disposal	51	—	—	—	—
Other	—	(6)	—	(6)	—

     Special charges were recognized in both the 2003 and 2002 reporting periods. In the third quarter of 2003, a charge of $9 million was recorded related to severance and benefit-related costs associated with the new business structure at Hill-Rom. In the fourth quarter of 2003, a pension curtailment charge of approximately $3.5 million was recognized related to a previously announced pension choice program. This was essentially offset by the resolution of outstanding claims with the Center for Medicare and Medicaid Services (CMS) related to previously reserved past due receivables in the amount of approximately $3 million. In 2002, a net special charge of $15 million was recorded related to continued streamlining efforts at all Hillenbrand companies and the impairment of a technology asset at Forethought. In addition, a fourth quarter operating expense charge of $5 million was recognized related to the write-off of a separate technology asset with no continuing value at Hill-Rom. Also impacting operating results in 2002 was the $250 million, $158 million net-of-tax, KCI antitrust litigation charge previously discussed. Overall, the 2003 and 2002 items outlined above, including net capital losses, negatively impacted operating profit in each year by approximately $58 million and $327 million, respectively.

     Income from continuing operations increased in 2003 to $182 million, or $2.93 on a diluted earnings per share basis, compared to $35 million, or $0.56 on a diluted earnings per share basis in 2002. The increase related primarily to the lower net capital losses and special charges in 2003, and the KCI litigation charge of $250 million, $158 million net-of-tax, taken in 2002. In addition, 2003 income was adversely impacted by a charge of $16 million, $11 million net-of-tax, in Other expense associated with the completion of a bond tender offer in the fourth quarter of 2003. Income in 2002 was favorably impacted by the release of approximately $32 million of previously provided tax reserves which were no longer considered necessary based on the resolution of certain domestic and foreign tax matters.

     Considering the effect of the items outlined in the table above, income from continuing operations was adversely impacted by $49 million in 2003 and $177 for the twelve months ended September 30, 2002.

Net Revenues

	Fiscal Year	Twelve Months
	Ended	Ended
	September 30,	September 30,	%
($ in Millions)	2003	2002	Change

Health Care sales	$749	$787	(4.8)
Health Care therapy rentals	318	328	(3.0)
Funeral Services sales	628	621	1.1
Insurance revenues	347	321	8.1

Net Revenues	$2,042	$2,057	(0.7)

Health Care

Health Care sales decreased $38 million, or 4.8%, in 2003, to $754 million from $749 million in 2002. As briefly outlined above, the decline in revenues related primarily to lower volumes of approximately $55 million, due in part to the Company’s change in year-end to September 30, and the inclusion of a 13th month of sales in 2002 for certain foreign operations which increased capital sales an estimated $15 million. During the fourth quarter of 2002 the Company discontinued consolidating such operations on a one-month lag basis. The lower volumes included a year-over-year decline in North American sales of $27 million, primarily associated with long-term care, maternal care and architectural products, along with general declines in European volume levels in select markets of $31 million, most notably in France and Germany. Pricing pressures also negatively impacted revenues by approximately $3 million in 2003. These declines in revenue were partially offset by the favorable impacts of foreign currency movements of approximately $20 million.

     Health Care therapy rental revenue decreased $10 million, or 3.0%, to $318 million in 2003 compared to $328 million in 2002. Negative experience in terms of realized rate of $13 million, most notably in home care where prior year revenues were favorably impacted by the collection of certain previously reserved receivables, was a key driver of the decline. This negative experience in realized rate was net of the resolution of outstanding claims of approximately $3 million with CMS related to previously reserved past due receivables. The other key driver for the decline in revenue was lower volume of $16 million. The additional month of revenues in 2002 for certain foreign operations also had a negative impact on the year-over-year rental revenue comparison of approximately $2 million. Offsetting these decreases was favorable product mix of $14 million, resulting primarily from the planned transition from the Efica to the TotalCare rental solution. Foreign currency movements also favorably impacted revenue by nearly $4 million.

Funeral Services

Funeral Services product sales increased $7 million to $628 million in 2003 from $621 million in 2002. Favorable price realization (that is, net revenues after discounts) of $24 million and increased revenue from cremation products and other miscellaneous product accessory revenues of $6 million were partially offset by a decline in volume of nearly 5% across virtually all product lines along with a slightly unfavorable product mix. The decline in volume was attributable to continued lower death rates, an estimated one-point increase in cremation rates and management’s decision to exit some unprofitable product lines in Canada.

     Insurance revenues, consisting of underwriting and investment revenues, increased 8.1% to $347 million in 2003 from $321 million in the prior year. The increase in revenues was due in part to a favorable comparison of net capital losses and impairments. In 2003, net capital losses and impairments of $49 million were recognized compared to $57 million in 2002. Included in these amounts were impairment charges of $91 million and $67 million in 2003 and 2002, respectively, partially offset by net realized capital gains of $42 million and $10 million, respectively. Forethought continues to take steps to mitigate the risk of future impairments by improving the credit quality of its investments and lowering the limits of investments in individual securities. Volatility in the credit markets, however, represents a continuing risk to future results of operations. As of September 30, 2003, the Forethought investment portfolio reflected a cumulative net unrealized gain of $185 million, which was net of unrealized losses of $10 million.

     Revenues generated by underwriting improved as earned revenues increased $4 million, or 1.9%, to $216 million in 2003 as a result of increasing policies in force and the improved profitability of products sold. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. Investment income increased approximately $15 million in 2003 to $180 million, as the impact of the prior year’s higher partnership losses and the larger investment base in the current year more than offset the continuing pressures on investment yield. The funeral value of policies sold (amount of insurance put in place to prefund the funeral arrangement) declined in 2003 approximately 15.4% from 2002, primarily the result of weak economic conditions and the impact of the elimination of a sales and marketing program in the prior year. All indications are that policy sales have stabilized.

Gross Profit

	Fiscal Year		Twelve Months
	Ended		Ended
	September 30,	% of	September 30,	% of
($ in Millions)	2003	Revenues	2002	Revenues

Health Care sales	$379	50.6	$394	50.1
Health Care therapy rentals	157	49.4	156	47.6
Funeral Services	349	55.6	336	54.1
Insurance	16	4.6	(3)	(0.9)

Gross Profit	$901	44.1	$883	42.9

Health Care

Gross profit from Health Care sales decreased to $379 million in 2003 from $394 million in the prior year, a decrease of 3.8%. As a percentage of sales, gross profit was 50.6% in 2003 compared to 50.1% in 2002. The decrease in gross profit dollars was primarily associated with lower volumes, due in part to the Company’s change in fiscal year-end as discussed above. Lower volumes contributed to approximately $25 million of the decline in gross profit. Also contributing to the decline were continued pricing pressures in low-to mid-range product offerings. These pricing pressures are expected to continue in the near term until new product offerings are introduced in the coming months. Lower costs resulting from continuing quality initiatives and improved manufacturing efficiencies resulted in the overall improvement in gross profit as a percentage of sales.

     Health Care therapy rental gross profit remained relatively flat in 2003. As a percentage of sales, gross profit was 49.4% of revenues in 2003 compared to 47.6% of revenues in the prior year. The improvement in gross profit margin was attributable to continued improvements in overall field service and selling costs and the fiscal fourth quarter resolution of outstanding claims of approximately $3 million with CMS previously discussed, partially offset by the negative effect of higher specific product warranties in 2003 than in 2002. Lower realized rate, most notably in home care where the prior year included collections on receivables previously written off, along with lower volumes partially offset the gross profit improvement.

Funeral Services

Funeral Services gross profit increased 3.9% from $336 million, or 54.1% of revenue, in 2002 to $349 million, or 55.6% of revenue, in 2003. This increase was due to improved price realization, continued efficiencies in manufacturing and production costs, savings on purchased materials related to strategic sourcing efforts and lower inventory provisions related to excess, obsolete and discontinued product lines than in the prior year. These benefits were partially offset by lower volumes across essentially all products lines, expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs imposed by the U.S. government on steel imports in 2002. Gross profit percentages are exclusive of distribution costs of $85 million, up from $84 million in the prior year period, but approximately 13.5% of revenues in each year. Such costs are included in Other operating expenses for all periods.

     Profit before other operating expenses for Forethought increased to $16 million in 2003 from a loss of $3 million in 2002. The improvement related primarily to increased investment income of $15 million and the favorable differential in net capital losses and impairment charges of $8 million. The favorable impact of the higher revenues in 2003 was partially offset by increased cost of revenues, primarily associated with a $9 million increase in credited interest resulting from the increased number of policies in force, despite current year reductions in the overall crediting rate of the policies. This increase was only partially offset by favorability associated with death benefits paid and a Company sponsored sales and marketing program.

Other Operating Expenses

Other operating expenses, including insurance operations, decreased 5.8% to $573 million in 2003 compared to $608 million in 2002. As a percentage of revenues, operating expenses decreased to 28.1% in 2003 from 29.6% in 2002, solely the result of lower operating expenses. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The decrease in operating expenses is primarily attributable to lower incentive compensation, legal and selling-related expenses. The decreased legal expenses are associated primarily with the KCI antitrust litigation, which was settled in December 2002. These decreases were partially offset by increased engineering and product development spending of $10 million in accordance with the Company’s business plan and strategy.

Operating Profit

Health Care

Health Care operating profit of $195 million in 2003 improved from an operating loss of $76 million in 2002. The primary driver for the increase in operating profit was the prior year $250 million KCI antitrust litigation charge previously mentioned. Also contributing to the increase were lower operating expenses, which decreased by $46 million, primarily related to decreased incentive compensation, legal, bad debt and selling-related costs. Partially offsetting the improvement in operating expenses was the decline in Health Care sales gross profit, primarily the result of lower volumes and continued pricing pressures, which more than offset the impact of other efficiencies and the overall improvement in gross margin rates as a percentage of sales.

     Health Care operating results in 2003 included a special charge of $9 million related to severance and benefit-related costs associated with the new business structure previously discussed. This charge was partially offset by the resolution of outstanding claims with CMS of approximately $3 million. Operating results in 2002 were impacted by the KCI antitrust litigation charge of $250 million, net special charge activity of essentially zero and a fourth quarter operating expense charge related to the write-off of a separate technology asset of approximately $5 million. During 2002, a realignment action in Germany was essentially offset by the reversal of prior special charge provisions in excess of actual requirements.

Funeral Services

Batesville Casket operating profit of $182 million in 2003 increased 7.8% as a result of favorable price realization, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts. These benefits were partially offset by lower volumes of nearly 5% across essentially all product lines, expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Operating expenses increased $4 million from the prior year, resulting from an increase in uncollectible accounts, higher costs related to investments in new product development, increased distribution costs related to higher fuel costs and amortization expense resulting from the acquisition of the Marsellus intellectual property in 2003. Offsetting the increases in operating expenses were lower selling costs driven by the lower burial volumes. In 2002, Batesville Casket incurred special charges of $4 million, related to the closure of a wood casket manufacturing plant in Canada and an employee reduction action in the United States.

     At Forethought, operating losses improved approximately $24 million, or 64.6%, due primarily to lower net capital losses and impairments and improved investment income of $8 million and $15 million, respectively. Improvements in the underwriting business also contributed to the increase in operating profit. These favorable impacts were partially offset by increased cost of revenues, as previously discussed, and slightly higher operating expenses. Forethought incurred $10 million of special charges in 2002 relating to the realignment of certain operations and the impairment of certain technology assets.

Other Income and Expense

	Fiscal Year	Twelve Months
	Ended	Ended
	September 30,	September 30,
($ in Millions)	2003	2002	% Change

Interest expense	$(19)	$(18)	(5.6)
Investment income	9	12	(25.0)
Loss on repurchase of debt	(16)	—	N/A
Other	(11)	(10)	(10.0)

Other Income (Expense), Net	$(37)	$(16)	(131.3)

Interest expense increased $1 million to $19 million in 2003 compared to $18 million in 2002. This increase was primarily related to the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments. The Company continued to realize the benefits of interest rate swaps that converted $150 million of long-term debt from fixed to variable interest rates as a result of the favorable interest rate environment. In late June 2003, one of the interest rate swaps was terminated, with the remaining two swaps being terminated in July 2003. Investment income of $9 million declined from $12 million in 2002, as a result of lower cash and cash equivalents and the lower interest rate environment. The lower cash and cash equivalents related primarily to the $175 million, $111 million net-of-tax, payment made in January 2003 associated with the KCI settlement. As previously mentioned, the Company incurred a charge of approximately $16 million in conjunction with the completion of a bond tender, which resulted in the retirement of approximately $157 million of the Company’s long-term debt. This charge was composed primarily of the premium paid to repurchase the outstanding bonds, partially offset by recognition of a portion of the gain associated with the termination of the interest rate swaps. Other expenses increased year over year, primarily resulting from other investment write-downs.

Income Taxes

Income tax expense of $100 million was recognized in 2003 compared to an income tax benefit of $41 million in 2002. The effective tax rate for 2003 approximated 35.5%. This rate included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective income tax rate for 2003 would have approximated 34%. The tax benefit in 2002 resulted from the loss recognized in 2002, resulting from the $250 million KCI antitrust litigation charge, and the release of approximately $32 million of previously provided tax reserves. These reserves were released as a result of the resolution of certain domestic and foreign tax matters. Excluding the impact of the prior year KCI antitrust litigation charge and the release of tax reserves, the effective tax rate in 2002 would have approximated 34.2%.

Discontinued Operations

In September 2003, the Company entered into a definitive agreement with Beacon Medical Products, LLC to sell the piped-medical gas business of Hill-Rom for an estimated $14 million. Also in September 2003, the Company announced that it had entered into an agreement with Dräger Medical AG & Co. KGaA for Dräger Medical to purchase the Air-Shields infant care business of Hill-Rom for an estimated $31 million. In the disposition of these businesses, the Company retained the collection rights to outstanding receivables at the date of close of approximately $13 million. The sale of the piped-medical gas business was completed in late October 2003. The sale of the infant care business is expected to close in the first calendar quarter of 2004, subject to required regulatory approvals. These businesses were selected for divestiture as they no longer fit within our strategic portfolio. They were considered to have limited future growth potential, possessed unique sales channels and research and development requirements, had low profit margins and would have required significant investment to achieve their limited growth potential. Proceeds from the disposition of these businesses will be reinvested as part of the Company’s acquisition growth strategy.

     As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $44 million in 2003 compared to income of $9 million in the prior year. The loss in 2003 included an estimated pre-tax loss on the disposal of the two businesses of $50 million, along with a $1 million income tax provision on the disposal resulting from the book and tax basis differentials associated with the businesses and the inability of the Company to readily utilize the capital losses expected to be generated as a result of the divestitures. The loss on disposal associated with the transactions is related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses (See Note 3 to Consolidated Financial Statements). This loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations. The reported income for 2002 included a favorable patent litigation settlement that accounted for approximately two-thirds of the reported income for the year. Overall operating performance of the discontinued operations improved in 2003, primarily in response to somewhat higher revenues and lower operating expenses.

Fiscal Year Ended September 30, 2003 Compared to Ten Months Ended September 30, 2002

	Fiscal Year Ended		Ten Months Ended
	September 30, 2003		September 30, 2002

($ in Millions)		% of Revenues		% of Revenues

Net revenues	$2,042	100.0	$1,683	100.0
Gross profit	901	44.1	722	42.9
Operating expenses	573	28.1	505	30.0
Operating profit/(loss)	319	15.6	(37)	(2.2)

Summary

Consolidated revenues for the fiscal year ended September 30, 2003 totaled $2,042 million compared to $1,683 million for the ten months ended September 30, 2002. Giving consideration to the different time periods, overall revenues were somewhat higher in 2003 as a result of stronger Health Care and Funeral Services sales. Benefiting overall Health Care sales were favorable movements in foreign currency exchange rates of approximately $24 million. Offsetting the Health Care sales improvement was nearly $17 million of additional revenue recorded in 2002 as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002.

     An operating profit of $319 million, or 15.6% of revenues, was recognized for the 2003 fiscal year, compared to an operating loss of $37 million for the ten months ended September 30, 2002. The 2002 operating loss was primarily attributable to the $250 million KCI antitrust litigation charge previously discussed. The improvement in operating profit as a percentage of revenues over 2002, in addition to the impact of the KCI litigation charge, related to both higher gross profit margins, which increased 120 basis points, and lower operating expenses as a percentage of revenues. The improved gross profit margins resulted from improved product mix, primarily in Health Care therapy rentals, price realization in Funeral Services sales and the benefits of cost reduction and realignment efforts throughout the Company. The unfavorable impact on gross margins of the higher net capital losses reported at Forethought of $49 million in fiscal 2003 compared to the $27 million recognized for the ten months ended September 30, 2002, were more than offset by the higher reported Forethought investment income in fiscal 2003. Lower operating expenses as a percentage of revenues resulted predominantly from lower incentive compensation, legal and selling-related expenses. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had a minimal impact on 2002 operating income.

     Operating results for the fiscal year ended September 30, 2003 included net capital losses and impairment charges of $49 million compared to $27 million for the ten months ended September 30, 2002. Operating results in 2003 also included a special charge of $9 million related to severance and benefit-related costs associated with the new business structure at Hill-Rom. A fourth quarter pension curtailment charge of approximately $3.5 million was essentially offset by the resolution of approximately $3 million of past due and fully reserved receivables with CMS, as previously discussed. Operating results in 2002 included the $250 million KCI antitrust litigation charge and a net special charge of $4 million. The net special charge was associated primarily with a realignment action by Hill-Rom in Germany and the closure of a wood casket manufacturing plant in Canada and other employee reduction actions in the United States by Batesville Casket. These charges were partially offset by the reversal of prior special charge provisions in excess of actual requirements at Hill-Rom. Operating results in 2002 were also negatively impacted by a $5 million operating expense charge related to the write-off of a separate technology asset with no continuing value at Hill-Rom.

     In addition to the above items impacting operating earnings, the Company also recognized a $16 million charge in Other expense related to the completion of a bond tender offer in the fourth quarter of 2003. During 2002, the Company recognized the release of approximately $6 million of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. Income from continuing operations of $182 million was recognized in 2003 compared to a net loss of $18 million in 2002. The increase in income was related primarily to the KCI antitrust litigation charge of $250 million, $158 million net-of-tax, along with the 2002 period including only ten months.

Net Revenues

	Fiscal Year		Ten Months
	Ended		Ended
	September 30,	% of	September 30,	% of
($ in Millions)	2003	Revenues	2002	Revenues

Health Care sales	$749	36.7	$615	36.6
Health Care therapy rentals	318	15.6	268	15.9
Funeral Services sales	628	30.7	510	30.3
Insurance revenues	347	17.0	290	17.2

Net Revenues	$2,042	100.0	$1,683	100.0

Health Care

Health Care sales for the fiscal year ended September 30, 2003 were $749 million compared to $615 million for the ten months ended September 30, 2002. This increase in revenue resulted primarily from the different time periods and the favorable impacts of foreign currency movements. Negatively impacting the revenue comparison was the inclusion of an extra month of sales in 2002 for certain foreign operations, with an estimated impact of $15 million on capital sales. North American sales volumes in the comparable portion of each reporting period demonstrated some improvement, but this was generally offset by declines in European volumes. Downward pricing pressure on low-to mid-range product offerings also negatively impacted Health Care sales.

     Health Care therapy rental revenue was $318 million for fiscal year 2003 compared to $268 million for the ten months ended September 30, 2002. The additional two months of rental revenue combined with favorable foreign currency movements and favorable product mix drove the increase. This was offset by generally lower units in use and lower rate realization for most product lines, which put added pressure on rental revenues. The extra month of sales in 2002 for certain foreign operations previously mentioned increased 2002 Health Care therapy rental revenues by approximately $2 million.

Funeral Services

Funeral Services product sales for fiscal year 2003 were $628 million compared to $510 million for the ten months ended September 30, 2002. Overall, excluding the impact of different time periods, volume declines across virtually all product lines were more than offset by improved price realization and increased revenue from cremation products and other miscellaneous product accessory revenues over the prior year. The decline in volume was attributable to lower death rates, an estimated one-percentage point increase in cremation rates and management’s decision to exit some unprofitable product lines in Canada.

     Insurance revenues, consisting of underwriting and investment revenues, were $347 million for the fiscal year ended September 30, 2003 compared to $290 million for the ten months ended September 30, 2002. Investment income improved over the prior year, as the prior year’s higher partnership losses and the impacts of a larger investment base more than offset continuing pressures on investment yield. Forethought’s underwriting business continued to perform well as a result of increasing policies in force and the improved profitability of products sold. The funeral value of policies sold, however, was down from 2002 levels as a result of the factors cited earlier. Investment performance was adversely impacted by net capital losses and impairment charges of $49 million and $27 million in 2003 and 2002, respectively, but was partially offset by the higher investment income discussed above. Included in the net capital losses and impairment charges were impairment charges of $91 million and $39 million in 2003 and 2002, respectively, partially offset by net realized capital gains of $42 million and $12 million, respectively. Forethought continues to take steps to mitigate the risk of future impairments, but volatility in the credit markets represents a continuing risk to future results of operations.

Gross Profit

	Fiscal Year		Ten Months
	Ended		Ended
	September 30,	% of	September 30,	% of
($ in Millions)	2003	Revenues	2002	Revenues

Health Care sales	$379	50.6	$304	49.4
Health Care therapy rentals	157	49.4	127	47.4
Funeral Services	349	55.6	275	53.9
Insurance	16	4.6	16	5.5

Gross Profit	$901	44.1	$722	42.9

Health Care

Gross profit for Health Care sales increased to 50.6% of revenues for fiscal year 2003 compared to 49.4% of revenues for the ten months ended September 30, 2002. The increase in gross profit percentage was due primarily to lower costs resulting from continuing quality initiatives and improved manufacturing efficiencies.

     Health Care therapy rental gross profit increased to 49.4% of revenues for fiscal year 2003 compared to 47.4% of revenues for the ten months ended September 30, 2002. The improvement in gross profit percentage was attributable to continued improvements in overall field service and selling costs and the fiscal fourth quarter resolution of approximately $3 million of past due and fully reserved receivables with CMS previously discussed, partially offset by the negative effect of higher product warranties in 2003. Lower realized rate, most notably in home care, where the prior year included collections on receivables previously written off, along with lower volumes partially offset the gross profit improvement.

Funeral Services

Funeral Services gross profit increased to 55.6% of revenues for fiscal year 2003 compared to 53.9% of revenues for the ten months ended September 30, 2002. This increase is due to favorable price realization, continued efficiencies in manufacturing and production costs, savings on purchased materials resulting from strategic sourcing efforts and lower inventory provisions than in the prior year. These benefits were partially offset by expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Gross profit percentages are exclusive of distribution costs of 13.5% and 13.8% of revenues for 2003 and 2002, respectively, which are included in Other operating expenses.

     Profit before other operating expenses in insurance operations as a percentage of revenues declined to 4.6% for the fiscal year ended September 30, 2003 from 5.5% for the ten months ended September 30, 2002. The performance in each period was heavily influenced by net capital losses and impairments of $49 million and $27 million, respectively. Improvements in the underwriting business and increased investment income provided a partial offset, but could not fully offset the negative effects of the net capital losses and impairments.

Other Operating Expenses

Other operating expenses, including insurance operations, decreased to 28.1% of revenues for fiscal year 2003 compared to 30.0% of revenues for the ten months ended September 30, 2002. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The decrease in operating expenses as a percentage of revenues is consistent with the explanation previously provided in the comparison of twelve month results for September 30, 2003 and 2002.

Operating Profit (Loss)

Health Care

Health Care operating profit of $195 million in 2003 increased from an operating loss of $136 million for the ten months ended September 30, 2002 primarily as a result of the $250 million KCI antitrust litigation charge included in 2002 and the difference in the length of the time periods under comparison. The improvement in operating profit was also favorably impacted by the increased gross profit margins for both Health Care sales and Health Care therapy rentals and the decline in operating expenses as a percentage of revenues, as previously discussed.

     Health Care operating results for fiscal year 2003 included a $9 million special charge related to severance and benefit-related costs associated with the new business structure at Hill-Rom. This was partially offset by the resolution of outstanding claims with CMS of approximately $3 million. For the ten months ended September 30, 2002, operating results included the $250 million KCI antitrust litigation charge and a net special charge of $1 million as a small realignment action in Germany was partially offset by the reversal of prior special charge provisions in excess of actual requirements. Operating results in 2002 also included an operating expense charge of $5 million related to the write-off of a technology asset with no continuing value.

Funeral Services

Batesville Casket operating profit as a percentage of revenue improved nearly 175 basis points in 2003 compared to 2002, primarily as a result of the increased gross profit margins discussed above. Operating expenses as a percentage of revenue increased slightly, resulting from the same factors cited in the comparison of twelve month results for September 30, 2003 and 2002. In 2002 Batesville Casket incurred a special charge of $3 million.

     At Forethought, 2003 operating losses increased in comparison to the ten months ended September 30, 2002. Improvements in the underwriting business and increased investment income were not sufficient to fully offset the negative effects of the higher net capital losses and impairments and operating expenses.

Other Income and Expense

	Fiscal Year		Ten Months
	Ended		Ended
	September 30,	% of	September 30,	% of
($ in Millions)	2003	Revenues	2002	Revenues

Interest expense	$(19)	(0.9)	$(14)	(0.8)
Investment income	9	0.4	9	0.5
Loss on repurchase of debt	(16)	(0.8)	—	—
Other	(11)	(0.5)	(7)	(0.4)

Other Income (Expense), Net	$(37)	(1.8)	$(12)	(0.7)

Interest expense increased in fiscal year 2003 compared to the ten months ended September 30, 2002 as a result of the amortization of debt issuance costs and other expenses associated with the Company’s revolving credit facilities and related amendments and the additional two months in 2003. Investment income in 2003 was essentially unchanged compared to the ten months ended September 30, 2002, as the additional two months of income were offset by the effects of lower cash and cash equivalents and the lower interest rate environment. The loss on repurchase of debt related to the completion of the fourth quarter 2003 bond tender previously discussed. Other expenses increased year over year, primarily as a result of other investment write-downs in 2003.

Income Taxes

The effective income tax rate on income from continuing operations for fiscal year 2003 was approximately 35.5% compared to 63.4% for the ten months ended September 30, 2002. The effective tax rate for 2003 included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective tax rate for 2003 would have approximated 34%. Income taxes in 2002 were favorably impacted by the release of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. The release of these reserves benefited income taxes by $6 million in 2002. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have approximated 34%.

Discontinued Operations

The results from discontinued operations reflected a net loss of $44 million in 2003 compared to income of $8 million for the ten months ended September 30, 2002. The loss in 2003 included an estimated pre-tax loss on the disposal of the infant care and piped-medical gas businesses of $50 million, along with a $1 million income tax provision on the disposal resulting from the book and tax basis differentials associated with the businesses and the inability of the Company to readily utilize the capital losses expected to be generated as a result of the divestitures. The reported income for 2002 included a favorable patent litigation settlement that accounted for approximately three-quarters of the reported income for the year. Overall operating performance of the discontinued operations improved in 2003, primarily in response to somewhat higher revenues and lower operating expenses.

Twelve Months Ended September 30, 2002 Compared to Twelve Months Ended September 30, 2001

Summary

Consolidated revenues remained relatively stable at $2,057 million in 2002 compared to $2,053 million in 2001. Strong Health Care sales were partially offset by the continuing effects of the prior year exit of certain product lines and the sale of a Health Care subsidiary in the first quarter of 2002. Further offsetting the strong Health Care sales were revenue adjustments for net capital loss and impairment charges recognized by Forethought of approximately $57 million in 2002 compared with $1 million in 2001. Revenues in 2002 were benefited by nearly $17 million as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002 due to the resolution of prior process and system constraints.

     Operating profit of $10 million was recognized in 2002 compared to $243 million in the prior year. The significant decline in operating profit was attributable primarily to the $250 million litigation charge taken in relation to the KCI antitrust litigation previously discussed. The magnitude of this charge masked higher gross profit margins achieved in 2002, which increased 220 basis points during the year, resulting from improved product mix, price realization and the benefits of cost reduction and realignment efforts. The higher margins however, were partially offset by increased operating expenses associated with business transformation items described below, legal expenses related primarily to the KCI antitrust litigation and incentive compensation. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had minimal impact on 2002 operating income.

     In addition to the effects of the net capital losses and impairment charges at Forethought and the KCI antitrust litigation charge, operating results were also negatively impaired by a number of other items in each period. In 2002, a special charge of $15 million was recorded related to continued streamlining efforts at all Hillenbrand companies and the impairment of a technology asset at Forethought. In addition, a fourth quarter operating expense charge of $5 million was recognized related to the write-off of a separate technology asset that had no continuing value at Hill-Rom. Comparable results for 2001 were also negatively impacted by a net special charge of $27 million primarily related to the realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, along with costs incurred with respect to the retirement of the Company’s former Chief Executive Officer. The net impact of the above items, including the effects of the net capital losses and impairment charges at Forethought and the KCI litigation charge, negatively impacted operating profit in 2002 and 2001 by $327 million and $28 million, respectively.

     Income from continuing operations declined in 2002 to $35 million, or $0.56 on a diluted earnings per share basis, compared to $152 million, or $2.41 on a diluted earnings per share basis, in 2001. The decline relates primarily to the effects of the net capital losses and impairment charges at Forethought and the KCI litigation charge of $250 million, $158 million net-of-tax, partially offset by the reversal of $32 million of previously provided tax reserves. The tax reserves were reversed as they were no longer considered necessary based on the resolution of certain domestic and foreign tax matters. An additional offset was provided by the higher revenues and margins achieved in 2002 as previously outlined.

Net Revenues

	Twelve Months	Twelve Months
	Ended	Ended
	September 30,	September 30,
($ in Millions)	2002	2001	% Change

Health Care sales	$787	$723	8.9
Health Care therapy rentals	328	327	0.3
Funeral Services sales	621	624	(0.5)
Insurance revenues	321	379	(15.3)

Net Revenues	$2,057	$2,053	0.2

Health Care

Health Care sales increased $64 million, or 8.9%, in 2002, to $787 million from $723 million in 2001. Acute care sales continued to be strong, especially with the TotalCare SpO2RT™ and Advanta™ bed systems. Also contributing to the sales increase was the inclusion of a 13th month of sales in 2002 for certain foreign operations, with an estimated impact of $15 million on capital sales. During the fourth quarter of 2002 the Company discontinued consolidating such operations on a one-month lag basis. The favorable impacts of foreign currency movements also contributed approximately $6 million to the increase in sales. This favorability in revenue was partially offset by declines in North American sales associated with lower volumes in long-term care and ambulatory products, along with general declines in European volume levels in select markets, most notably in Germany. Further, the sale of a small Health Care subsidiary in the first quarter of 2002 and the prior year exit of certain long-term care product lines also had a negative impact of sales. The net effect of the subsidiary sale, the exiting of certain product lines and the elimination of the 13th month of sales for certain foreign operations negatively impacted revenues in 2002 by approximately $10 million.

     Health Care therapy rental revenue was essentially flat at $328 million in 2002 compared to $327 million in 2001. Improved rate realization was achieved in 2002, primarily within the home care market where revenues were favorably impacted by the collection of certain previously reserved receivables. The additional month of revenues for certain foreign operations also had a favorable impact on rental revenues of approximately $2 million, while currency movements favorably impacted revenue by $1 million. These positive impacts were offset by lower volume, primarily as a result of six fewer days in the 2002 fiscal year as the Company moved from a 4-4-5 calendar to a calendar month end with its transition to a new fiscal year-end of September 30, along with the impacts of the sale of a small subsidiary in the first quarter of 2002. The favorable impacts of the home care realignment efforts outlined above were essentially offset by the subsidiary sale, resulting in minimal net impact on Health Care therapy rental revenues.

Funeral Services

Funeral Services product sales declined $3 million to $621 million in 2002 from $624 million in 2001. Overall, a decline in volume of approximately 5% across virtually all product lines was essentially offset by favorable product mix and improved price realization of $40 million year over year. The decline in volume was attributable to lower death rates and an increase in cremation rates, along with the impact of an additional week of revenues in the first quarter of 2001.

     Insurance revenues, consisting of underwriting and investment revenues, declined $58 million, or 15.3%, to $321 million in 2002 from $379 million in the prior year. The decline is primarily attributable to net capital losses and impairment charges in 2002 of $57 million, primarily within the high-yield bond and telecommunication sectors, compared to net capital losses and impairments of $1 million in the prior year. Forethought’s underwriting business continued to perform well, with 2002 earned revenues increasing $14 million, or 7.1%, to $212 million as a result of increasing policies in force and the improved profitability of products sold. The funeral value of policies sold in 2002, however, was down approximately 12% from 2001. This decline was primarily related to the discontinuance of Canadian operations, a reduction in trust rollovers, the timing of which is difficult to predict, and Forethought’s strategic decision to de-emphasize the passive seller market and to focus its energies on the more profitable active seller market. Investment performance during the year was also significantly impacted by the $57 million of net capital losses and impairments recognized during the year, including $23.4 million of impairments related to Enron Corp., WorldCom, Inc., Adelphia Communications and Global Crossing Ltd. Investment income, which was down $12 million to $165 million in 2002, also continued to be negatively impacted by the effects of the impairments, the shift from high-yield bonds to lower yielding investment grade bonds, lower overall interest rates on new investments and lower partnership income, primarily related to private equity partnerships.

Gross Profit

	Twelve Months		Twelve Months
	Ended		Ended
	September 30,	% of	September 30,	% of
($ in Millions)	2002	Revenues	2001	Revenues

Health Care sales	$394	50.1	$349	48.3
Health Care therapy rentals	156	47.6	108	33.0
Funeral Services	336	54.1	322	51.6
Insurance	(3)	(0.9)	57	15.0

Gross Profit	$883	42.9	$836	40.7

Health Care

Gross profit for Health Care sales increased to $394 million in 2002 from $349 million in the prior year, an increase of 12.9%. As a percentage of sales, gross profit was 50.1% in 2002 compared to 48.3% in 2001. The increase was due primarily to an overall improvement in product mix, slightly higher product volumes, favorable pricing and operational improvements related to various previously announced cost reduction and realignment efforts. Partially offsetting these favorable impacts on gross profit were higher warranty costs of approximately $11 million, along with other costs associated with the exiting of certain businesses.

     Health Care therapy rental gross profit increased 44.4% from $108 million in 2001 to $156 million in 2002. As a percentage of sales, gross profit was 47.6% of revenues in 2002 compared to 33.0% of revenues in the prior year. The improvement in gross profit margin was attributable to lower field service and home office costs resulting from the sales force restructuring actions of the prior year, along with other cost containment efforts in the Acute Care and European markets. Also contributing to this increase were favorable comparisons to the prior year with respect to uncollectible receivables in the home care market as a result of the exiting of certain home care product lines in the prior year. Gross profit was favorably impacted in 2002 by the collection of certain receivables that had been previously reserved as uncollectible, while 2001 was unfavorably impacted by reserve adjustments for uncollectible receivables. These favorable developments were partially offset by lower units in use compared to 2001.

Funeral Services

Funeral Services gross profit increased 4.3% from $322 million, or 51.6% of revenue, in 2001 to $336 million, or 54.1% of revenue, in 2002. This increase was due to favorable price realization, improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts. These benefits were partially offset by lower volumes across essentially all product lines, along with certain inventory provisions related to excess, obsolete and discontinued products. Gross profit percentages are exclusive of distribution costs of $84 million, or approximately 13.5% of 2002 revenues, essentially flat with 2001. Such costs are included in Other operating expenses for all periods.

     Profit before other operating expenses and special charges in insurance operations decreased approximately $60 million resulting in a loss of $3 million in 2002 compared to a profit of $57 million in 2001. This decrease was due primarily to higher net capital losses and impairments and lower investment income of $56 million and $12 million, respectively. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure partially offset these negative developments.

Other Operating Expenses

Other operating expenses, including insurance operations, increased 7.4% to $608 million in 2002 compared to $566 million in 2001. These expenses increased as a percentage of sales from 27.6% to 29.6%, as a result of both higher expenses and the negative effect of the $57 million of net capital losses and impairments recognized by Forethought during 2002. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The increase in operating expenses is primarily attributable to increased business transformation costs, legal expenses and higher incentive compensation. Business transformation included information technology infrastructure costs, as well as costs associated with new product development and quality initiatives. The increased legal expenses were associated primarily with the KCI antitrust litigation. Higher incentive compensation related to improved overall performance related to target performance established at the beginning of 2002. These increases in operating expenses were partially offset by decreased goodwill amortization of approximately $7 million resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on December 2, 2001 and cost savings associated with previously announced streamlining and realignment efforts.

Operating Profit

Health Care

Health Care incurred an operating loss of $76 million in 2002 compared to an operating profit of $123 million in 2001. The 2002 operating loss was attributable to the $250 million KCI antitrust litigation charge previously discussed. This charge offset otherwise strong performance, largely the result of increased gross profits for both Health Care sales and Health Care therapy rentals of $45 million and $48 million, respectively. Health Care sales gross profit increased primarily as a result of improved product mix, accompanied by slightly higher volumes, better pricing and operational efficiencies related to previously announced cost reduction and realignment efforts. These improvements in gross profit were partially offset by increased warranty costs and other costs associated with the exiting of certain businesses. Health Care therapy rental gross profit increased primarily as a result of lower field service and home office costs resulting from prior restructuring actions, along with favorable comparisons to 2001 with respect to uncollectible receivables in the home care market as a result of the exiting of certain home care product lines in 2001. The overall improvements in gross profit were partially offset by an increase in operating expenses of $60 million, primarily related to increased business transformation costs, legal expenses, incentive compensation and higher selling costs related to the increased revenues.

     In addition to the $250 million KCI litigation charge, Health Care operating results in each period were also negatively impacted by other items. Net special charge activity was essentially zero in 2002 as a realignment action in Germany was essentially offset by the reversal of prior special charge provisions in excess of actual requirements. Operating results in 2002 were further impacted by an operating expense charge of approximately $5 million related to the write-off of a technology asset with no continuing value. In 2001, an $18 million special charge was recognized related primarily to the streamlining and realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, partially offset by small gains on the sale of facilities idled under prior special charges and the reversal of prior special charge provisions in excess of actual requirements.

Funeral Services

Batesville Casket operating profit of $169 million increased 5.6% as a result of favorable price realization, improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts, partially offset by lower unit volumes. Operating expenses remained essentially flat as increased business transformation and incentive compensation costs were nearly offset by lower selling and marketing costs. In 2002 and 2001 Batesville Casket incurred special charges of $4 million and $1 million, respectively. The 2002 charge related to the closure of a wood casket manufacturing plant in Canada and an employee reduction action in the United States. The 2001 action related to the relocation of a small operation to another company site and an employee reduction action in the United States.

     At Forethought, operating profit decreased approximately $65 million, nearly 240%, due primarily to higher net capital losses and impairments and lower investment income of $56 million and $12 million, respectively. In addition, Forethought incurred $10 million of special charges in 2002 and $1 million in 2001 relating to the realignment of certain operations and the impairment of certain technology assets. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure provided a partial offset to these negative developments.

Other Income and Expense

	Twelve Months	Twelve Months
	Ended	Ended
	September 30,	September 30,	%
($ in Millions)	2002	2001	Change

Interest expense	$(18)	$(25)	28.0
Investment income	12	18	(33.3)
Other	(10)	(2)	(400.0)

Other Income (Expense), Net	$(16)	$(9)	(77.8)

Interest expense declined $7 million to $18 million in 2002 compared to $25 million in 2001. This decrease was primarily related to the impact of interest rate swaps that converted $150 million of long-term debt from fixed to variable interest rates entered in August 2001. The average variable interest rate on debt covered by the swaps at September 30, 2002 was 4.0%. Investment income of $12 million declined from $18 million in 2001, despite higher average invested amounts, as a result of the lower interest rate environment. Other expenses increased $8 million, primarily related to other investment write-downs.

Income Taxes

An income tax benefit of $41 million was recognized in 2002 compared to tax expense of $82 million in 2001. The tax benefit in 2002 resulted from the loss recognized in 2002, resulting primarily from the $250 million KCI antitrust litigation charge, and the release of approximately $32 million of previously provided tax reserves. These reserves were released as a result of the resolution of certain domestic and foreign tax matters. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have approximated 34% compared to 35% in 2001.

Discontinued Operations

The results from discontinued operations reflected income of $9 million in 2002 compared to $1 million in the prior year. The reported income for 2002 included a favorable patent litigation settlement that accounted for approximately two-thirds of the reported income for the year. Overall operating performance of the discontinued operations improved in 2002, primarily in response to somewhat higher revenues and lower operating expenses.

Ten Months Ended September 30, 2002 Compared to Fiscal Year Ended December 1, 2001

	Ten Months Ended		Fiscal Year Ended
	September 30, 2002		December 1, 2001

($ in Millions)		% of Revenues		% of Revenues

Net revenues	$1,683	100.0	$2,019	100.0
Gross profit	722	42.9	824	40.8
Operating expenses	505	30.0	557	27.6
Operating profit/(loss)	(37)	(2.2)	235	11.6

Summary

Consolidated revenues for the ten months ended September 30, 2002 totaled $1,683 million compared to $2,019 million for the fiscal year ended December 1, 2001. Giving consideration to the different time periods, overall revenues were relatively flat as strong Health Care sales were essentially offset by the continuing effects of the prior year exit of certain product lines and the sale of a Health Care subsidiary in October 2001. Revenues also benefited by nearly $17 million as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002.

     An operating loss of $37 million was recognized for the ten months ended September 30, 2002, compared to an operating profit of $235 million, or 11.6% of revenues, in fiscal 2001. The 2002 operating loss was primarily attributable to the $250 million KCI antitrust litigation charge previously discussed. The magnitude of this charge masked higher gross profit margins achieved in 2002, which increased 210 basis points, resulting from improved product mix, price realization and the benefits of cost reduction and realignment efforts. This improvement in margins however, was essentially offset by higher operating expenses associated with business transformation items, legal expenses and incentive compensation. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had minimal impact on 2002 operating income.

     Operating results for the ten months ended September 30, 2002 included net capital losses and impairment charges of $27 million compared to $30 million in 2001. Operating results in 2002 also included the $250 million KCI antitrust litigation charge and a net special charge of $4 million. The net special charge was associated primarily with a realignment action by Hill-Rom in Germany and the closure of a wood casket manufacturing plant in Canada and other employee reduction actions in the United States by Batesville Casket. This charge was partially offset by the reversal of prior special charge provisions in excess of actual requirements at Hill-Rom. Operating results in 2002 were also negatively impacted by a $5 million operating expense charge related to the write-off of a separate technology asset with no continuing value at Hill-Rom. Results for 2001 were negatively impacted by a net special charge of $32 million, primarily related to the realignment of Hill-Rom’s home care and long-term care businesses and the impairment of certain underperforming assets at Hill-Rom and Forethought, along with costs incurred in connection with the discontinuance of Forethought operations in Canada.

     A loss from continuing operations of $18 million was experienced in 2002 compared to income from continuing operations of $170 million in 2001. The decline relates primarily to the effects of the KCI litigation charge of $250 million, $158 million net-of-tax, along with the 2002 period only including ten months. In addition, the results from continuing operations reported in each year were favorably impacted by the release of approximately $6 million and $26 million, respectively, of previously provided tax reserves. The tax reserves were reversed as they were no longer considered necessary based on the resolution of certain domestic and foreign tax matters.

Net Revenues

	Ten Months		Fiscal Year
	Ended		Ended
	September 30,	% of	December 1,	% of
($ in Millions)	2002	Revenues	2001	Revenues

Health Care sales	$615	36.6	$721	35.7
Health Care therapy rentals	268	15.9	339	16.8
Funeral Services sales	510	30.3	613	30.4
Insurance revenues	290	17.2	346	17.1

Net Revenues	$1,683	100.0	$2,019	100.0

Health Care

Health Care sales for the ten months ended September 30, 2002 were $615 million compared to $721 million for fiscal 2001. Acute care revenues were strong, especially with the TotalCare SpO2RT™ and Advanta™ bed systems. Also contributing to the strong sales was the inclusion of an extra month of sales in 2002 for certain foreign operations, with an estimated impact of $15 million on capital sales, and the favorable impacts of foreign currency movements. This favorability in revenue was partially offset by declines in North American specialty products and declines in European volume levels in select markets. The sale of a small Health Care subsidiary and the prior year exit of certain long-term care product lines also had a negative impact on sales.

     Health Care therapy rental revenue was $268 million for the ten months ended September 30, 2002 compared to $339 million in fiscal 2001. Rental revenues in 2002 represented a shortfall to 2001 levels, resulting primarily from the sale of a small subsidiary and the 2001 exit of certain home care product lines. Generally lower units in use, including the effect of discontinued product lines, and lower rate realization for most product lines put added pressure on rental revenues. The extra month of sales for certain foreign operations and favorable currency movements previously mentioned provided partial offsets to these negative developments.

Funeral Services

Funeral Services product sales for the ten months ended September 30, 2002 were $510 million compared to $613 million in fiscal 2001. Overall, excluding the impact of different time periods, volume declines across virtually all product lines were essentially offset by favorable product mix and improved price realization over the prior year. The decline in volume was attributable primarily to lower death rates and an increase in cremation rates.

     Insurance revenues, consisting of underwriting and investment revenues, were $290 million for the ten months ended September 30, 2002 compared to $346 million in fiscal 2001. Revenues in each period were negatively impacted by net capital losses and impairment charges, $27 million in 2002 and $30 million in 2001. Forethought’s underwriting business continued to perform well as a result of increasing policies in force and the improved profitability of products sold. The funeral value of policies sold, however, was down from 2001 levels as a result of the discontinuance of Canadian operations, a reduction in trust rollovers and Forethought’s strategic decision to de-emphasize the passive seller market. Investment performance was adversely impacted by the net capital losses and impairments recognized in each period. Investment income was also negatively impacted by the other factors cited earlier.

Gross Profit

	Ten Months		Fiscal Year
	Ended		Ended
	September 30,	% of	December 1,	% of
($ in Millions)	2002	Revenues	2001	Revenues

Health Care sales	$304	49.4	$347	48.1
Health Care therapy rentals	127	47.4	131	38.6
Funeral Services	275	53.9	319	52.0
Insurance	16	5.5	27	7.8

Gross Profit	$722	42.9	$824	40.8

Health Care

Gross profit for Health Care sales increased to 49.4% of revenues for the ten months ended September 30, 2002 compared to 48.1% in fiscal 2001. The increase in gross profit percentage was due primarily to an overall improvement in product mix, slightly higher product volumes, favorable pricing and operational improvements related to cost reduction and realignment efforts. Partially offsetting these favorable impacts on gross profit were higher warranty costs, along with other costs associated with the exiting of certain businesses.

     Health Care therapy rental gross profit increased to 47.4% of revenues for the ten months ended September 30, 2002 compared to 38.6% in fiscal 2001. The improvement in gross profit percentage was attributable to lower field service and home office costs resulting from the sales force restructuring actions in 2001, along with other cost containment efforts in the Acute Care and European markets. Also contributing to this increase were favorable comparisons to the prior year with respect to uncollectible receivables in the home care market as a result of the exiting of certain home care product lines in the prior year. Gross profit was favorably impacted in 2002 by the collection of certain receivables that had been previously reserved as uncollectible, while 2001 was unfavorably impacted by reserve adjustments for uncollectible receivables.

Funeral Services

Funeral Services gross profit increased to 53.9% of revenues for the ten months ended September 30, 2002 compared to 52.0% in fiscal 2001. This increase was due to favorable price realization, improved product mix, continued efficiencies in manufacturing and production costs and savings on purchased materials resulting from strategic sourcing efforts. These benefits were partially offset by lower volumes across essentially all product lines, along with certain inventory provisions. Gross profit percentages are exclusive of distribution costs of 13.8% and 13.2% of revenues which are included in Other operating expenses for 2002 and 2001, respectively.

     Profit before other operating expenses and special charges in insurance operations as a percentage of revenues declined to 5.5% for the ten months ended September 30, 2002 from 7.8% for fiscal 2001. The performance in each period was heavily influenced by net capital losses and impairments of $27 million and $30 million, respectively. Improvements in the underwriting business and efforts by Forethought to reduce its fixed cost structure in 2002 provided a partial offset, but could not fully offset the negative effects of the net capital losses and impairments and overall investment performance.

Other Operating Expenses

Other operating expenses, including insurance operations, increased to 30.0% of revenues for the ten months ended September 30, 2002 compared to 27.6% in fiscal 2001. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The increase in operating expenses as a percentage of revenues is consistent with the explanation previously provided in the comparison of twelve month results for September 30, 2002 and 2001.

Operating (Loss) Profit

Health Care

Health Care incurred an operating loss of $136 million in 2002 as a result of the $250 million KCI antitrust litigation charge previously discussed. In addition to the litigation charge, Health Care operating results were negatively impacted as increased gross profit margins for both Health Care sales and Health Care therapy rentals were more than offset by higher operating expenses as a percentage of revenues.

     Health Care operating results for the ten months ended September 30, 2002 included the $250 million KCI antitrust litigation charge and a net special charge of $1 million compared to a fiscal 2001 net special charge of $19 million. During 2002 a small realignment action in Germany was partially offset by the reversal of prior special charge provisions in excess of actual requirements. In 2001, the $19 million special charge related primarily to the streamlining and realignment of Hill-Rom’s home care and long-term care businesses and the write-down of certain assets in a non-core product line, partially offset by the reversal of prior provisions in excess of actual requirements. Operating results in 2002 were also negatively impacted by an operating expense charge of approximately $5 million related to the write-off of a technology asset with no continuing value.

Funeral Services

Batesville Casket operating profit as a percentage of revenue improved 220 basis points in 2002 compared to 2001 as a result of increased gross profit margins and relatively flat operating expenses. Operating expenses remained essentially flat as increased business transformation and incentive compensation costs were nearly offset by lower sales and marketing costs. In 2002 and 2001 Batesville Casket incurred special charges of $3 million and $2 million, respectively.

     At Forethought, operating profit as a percentage of revenue improved slightly in 2002, but was still negative. Improvements in the underwriting business and reduced operating expenses were not sufficient to fully offset the negative effects of the net capital losses and disappointing investment performance. In addition, Forethought incurred $10 million of special charges in fiscal 2001 relating to the realignment of certain operations and the impairment of certain technology assets.

Other Income and Expense

	Ten Months		Fiscal Year
	Ended		Ended
	September 30,	% of	December 1,	% of
($ in Millions)	2002	Revenues	2001	Revenues

Interest expense	$(14)	(0.8)	$(23)	(1.1)
Investment income	9	0.5	15	0.7
Other	(7)	(0.4)	(5)	(0.2)

Other Income (Expense), Net	$(12)	(0.7)	$(13)	(0.6)

Interest expense declined in 2002 compared to fiscal 2001 as a result of the interest rate swaps put in place in August 2001. Investment income also declined in 2002 compared to 2001, despite higher average invested amounts, as a result of the lower overall interest rate environment. Other investment write-downs resulted in higher Other expense in 2002 compared to fiscal 2001.

Income Taxes

The effective income tax rate for the ten months ended September 30, 2002 was 63.4% compared to 23.4% in 2001. Income taxes in both periods were favorably impacted by the release of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. The release of these reserves benefited income taxes by $6 million in 2002 and $26 million in 2001. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have approximated 34% compared to 35% in 2001.

Discontinued Operations

The results from discontinued operations reflected income of $8 million for the ten months ended September 30, 2002 compared with essentially breakeven results in 2001. The reported income for 2002 included a favorable patent litigation settlement that accounted for approximately three-quarters of the reported income for the year. Overall operating performance of the discontinued operations improved in 2002, primarily in response to somewhat higher revenues and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year	Ten Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	December 1,
($ in Millions)	2003	2002	2001

Cash Flows Provided By (Used In):
Operating activities	$376	$328	$445
Investing activities	(334)	(302)	(337)
Financing activities	(160)	(15)	43
Effect of exchange rate changes on cash	2	1	1

(Decrease) Increase in Cash and Cash Equivalents	$(116)	$12	$152

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

Operating Activities

For the fiscal year ended September 30, 2003, net cash provided by operating activities totaled $376 million compared to $328 million for the ten months ended September 30, 2002. The increase in operating cash flow was heavily influenced by the shorter time period in 2002, but also benefited from higher net income and favorability in cash provided by insurance operations. These positives were significantly offset by the initial payment to KCI under the prior year litigation settlement of $175 million, $111 million net-of-tax. Recognition of the estimated loss on disposal associated with the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in 2003 and the KCI litigation charge in 2002 had no impact on operating cash flows in each period as the full amount of the charges remained fully accrued as of each respective period end.

     Depreciation, amortization and the write-down of intangibles increased to $75 million in 2003 from $71 million in 2002. Included in the 2002 amount of $71 million was a $5 million write-off of a technology asset with no continuing value at Hill-Rom. The increase in depreciation and amortization in 2003 related primarily to the 2002 period including only ten months.

     Changes in working capital decreased cash from operations. The KCI antitrust litigation payment referred to above was the driver of the decline. Although accounts receivable remained relatively consistent with the prior year, overall days revenues outstanding declined nearly 3 days. Further, while inventory levels, including inventories of discontinued operations, increased slightly, inventory turns showed marginal improvement. Better management of accounts payable, a shift in income taxes from a receivable to a payable position and a reduction of deferred taxes, both influenced by the prior year KCI settlement, and the sale of approximately $30 million of long-term receivables all favorably impacted operating cash flows.

Investing Activities

Net cash used in investing activities for the fiscal year ended September 30, 2003 totaled $334 million compared to $302 million for the ten months ended September 30, 2002. The increase related primarily to the comparison of a ten-month to a twelve-month period. Capital expenditures in both periods included expenditures associated with the Company’s continuing efforts to move to a single information technology platform. Capital expenditures in 2003 included the purchase by Batesville Casket of certain intellectual property related to the former Marsellus Casket Company. Investing activities in 2003 also included $14 million of minority investments made throughout the Company.

     Forethought invests cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and investment grade corporate bonds with fixed maturities, with lesser investments in commercial mortgage loans, high-yield corporate bonds and limited partnerships. The Company’s objective is to purchase securities with maturities that match the expected cash outflows of insurance policy benefit payments. The investment portfolio is continually realigned to better meet this objective. Also contributing to the high level of sales in recent periods has been Forethought’s continuing efforts to mitigate the risk of future impairments by reducing its exposure to high-yield bonds and equities and lowering the limits for investments in individual securities, which have required further portfolio realignment.

Financing Activities

Net cash used in financing activities totaled $160 million for the fiscal ended September 30, 2003 compared to $15 million for the ten months ended September 30, 2002. The increased use of cash in financing activities in 2003 compared to 2002 related to the repurchase of more than half of the Company’s outstanding long-term debt securities. During the fourth quarter of 2003, the Company completed a tender offer to repurchase its outstanding long-term debt, resulting in the repurchase of $157 million of the Company’s debentures for $185 million. Partially offsetting the cash paid for the bond tender was $27 million of proceeds received on the termination of interest rate swap agreements, which were completed in the second half of 2003. No repurchases of the Company’s common stock were made in fiscal year 2003 compared to $62 million of repurchases in the ten months ended September 30, 2002.

     Cash dividends paid increased to $62 million in 2003, compared to $48 million in the ten month period ended September 30, 2002. Quarterly cash dividends per share were $0.25 in 2003, $0.23 in 2002 and $0.21 in 2001. With the Company’s change in fiscal year end to September 30 beginning in 2002, the Company’s Board of Directors approved a one-month dividend of $0.0767 per share which was paid in March 2002.

     The Company’s long-term debt-to-capital ratio was 11.8% at September 30, 2003 compared to 24.4% at September 30, 2002. This decrease was primarily due to the reduction in long-term debt resulting from the repurchase of $157 million of the Company’s debt during 2003, as discussed above.

Other Liquidity Matters

As of September 30, 2003, cash and cash equivalents (excluding investments in insurance operations) had decreased $116 million to $180 million from $296 million at September 30, 2002. As outlined above, the primary reason for the decrease related to the $175 million payment, $111 million net-of-tax, required in January 2003 as part of the December 2002 settlement of the antitrust litigation with KCI, along with the August 2003 repurchase of outstanding debt securities for a total purchase price of approximately $185 million. The impact of these payments was significantly offset by net cash flows generated from operations. Accompanying the lower cash and cash equivalents at September 30, 2003 will be lower investment income in 2004.

     On August 2, 2002 the Company entered into two unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N.A. and Citicorp North America, Inc., consist of a

$250 million 364-day senior revolving credit (“364-Day”) facility and a $250 million three-year senior revolving credit (“Three-Year”) facility. Effective July 30, 2003, the Company completed renegotiation of the 364-Day facility under terms and conditions generally consistent with the expiring facility. The term of the 364-Day facility expires one-year from the above date while the Three-Year facility expires in August 2005. Borrowings under the Credit Facilities bear interest at variable rates, as defined therein. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55%, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities.

     As of September 30, 2003, the Company: (i) had $13 million of outstanding, undrawn letters of credit under the Three-Year facility, (ii) was in compliance with all conditions set forth under the Credit Facilities, as amended, and (iii) had complete access to the remaining $487 million of borrowing capacity available under the Credit Facilities.

     The Company has additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of September 30, 2003, the Company had $13 million of outstanding, undrawn letters of credit under these facilities.

     The Company intends to continue to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. The Company expects to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional debt and/or equity in connection with acquisitions.

     In this regard, on July 14, 2003, the Company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. The registration statement has been declared effective and should provide the Company with significant flexibility with respect to its access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to the Company.

     On October 20, 2003, the Company announced that it had completed its acquisition of Advanced Respiratory, Inc., a privately held manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price of $83 million, subject to certain working capital adjustments at the date of close not to exceed $12 million, with additional contingent payments not to exceed $20 million based on Advanced Respiratory achieving certain net revenue targets, was funded directly out of the Company’s cash on hand. The additional payments, if any, would be payable no later than the end of calendar 2005. In addition, on October 30, 2003, the Company announced a definitive agreement to acquire Mediq, Inc. (Mediq), a privately held company in the medical equipment outsourcing and asset management business. It is anticipated that the purchase price of approximately $330 million will be initially funded from the Company’s Credit Facilities. The form of permanent financing for the acquisition is still under review, but will likely involve the issuance of either debt and/or equity securities under the Company’s universal shelf registration statement. The acquisition of Mediq is subject to regulatory clearance and is expected to close before the end of January 2004.

     The Company’s final payment of $75 million under the KCI antitrust litigation settlement reached in 2002 is also due no later than January 2004. It is expected that this payment will be initially funded from the Company’s Credit Facilities.

     In addition to the cash requirements of the above acquisitions and the final KCI litigation payment, the Company will receive cash proceeds upon the completion of its divestitures of the infant care and piped-medical gas businesses of Hill-Rom. The divestiture of the piped- medical gas business was completed in October 2003 with the Company receiving gross proceeds of approximately $14 million. The disposition of the infant care business is expected to close in the first quarter of calendar 2004, with the Company receiving proceeds of approximately $31 million at the time of closing. In addition, the Company has retained the collection rights to outstanding receivables of these businesses at the date of close of approximately $13 million.

     The Company believes that cash on hand and generated from operations and amounts available under its Credit Facilities, as amended, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, following are tables of contractual obligations and commercial commitments as of September 30, 2003 (all amounts in millions):

	Payments Due by Period

Contractual		Less than	1-3	4 - 5	After 5
Obligations	Total	1 year	years	years	Years

Long-Term Debt	$155	$—	$—	$—	$155
Information Technology Infrastructure	$180	$27	$54	$54	$45
Capital Lease Obligations	$2	$—	$1	$1	$—
Operating Leases	$61	$18	$26	$17	$—
Forethought Investment Commitments	$55	$40	$15	$—	$—
Total Contractual Cash Obligations	$453	$85	$96	$72	$200

     Near the end of the third quarter of fiscal 2003, the Company announced that it had selected IBM to manage its global information infrastructure environment. The seven-year agreement had a cumulative estimated cost of $187 million, which will be incurred in nearly equal amounts over the term of the agreement. The relationship with IBM is intended to be cost-neutral and should increase flexibility with respect to systems and technology demands as the Company executes its growth strategy.

     With respect to the Forethought investment commitments, these amounts represent additional commitments to numerous private equity and real estate limited partnerships and commercial mortgages. The timing of these commitment calls has been estimated based on the current status of each partnership and the expected origination of mortgages. In addition, Forethought has other funding commitments with certain real estate limited partnerships, which are dependent upon the operating performance of the respective partnerships. Although these commitments are not quantifiable, they are not expected to exceed $20 million over the next three years. These commitments will be funded directly from cash reserves maintained within Forethought’s investment portfolio.

     Unless a range of amounts is disclosed in the following table, the amounts disclosed represent the total expected commitment.

		Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less than	1 - 3	4 - 5	Over 5
Commitments	Committed	1 year	years	years	Years

Standby Letters of Credit	$26	$26	$—	$—	$—

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

     In conjunction with the Company’s recent acquisition and divestiture activities, the Company has entered into select guarantees and indemnifications of performance with respect to the fulfillment of its commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the respective contract. For those representations and warranties which survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities would not materially impact the Company’s financial condition or results of operations.

     With respect to capital expenditures, the Company expects capital spending in 2004 to approximate $100 million before consideration of capital expenditure requirements for new business acquisitions.

Insurance Assets and Liabilities

Insurance assets of $4,124 million grew 6.0% over assets as of September 30, 2002. Cash and invested assets of $3,359 million constitute 81% of the assets. The investments are concentrated in U.S. Treasuries and agencies, high-grade corporate and foreign bonds, with lesser investments in commercial mortgage loans, high-yield corporate bonds and limited partnerships. The invested assets are more than adequate to fund the insurance reserves and other liabilities of $2,796 million. Statutory reserves represent 64% of the face value of insurance in-force. Forethought Life Insurance Company made a dividend payment to Hillenbrand Industries of $24 million in January 2001. The statutory capital and surplus as a percentage of statutory liabilities of Forethought was 12% and 10% at September 30, 2003 and 2002, respectively. The deferred tax benefit relative to insurance operations results from differences in recognition of insurance policy revenues and expenses for financial accounting and tax reporting purposes. Financial accounting rules require ratable recognition of insurance product revenues over the lives of the respective policyholder. These revenues are recognized in the year of policy issue for tax purposes. This results in a deferred tax asset. Insurance policy acquisition expenses must be capitalized and amortized for both financial accounting and tax purposes, although under different methods and amounts. Financial accounting rules require a greater amount to be capitalized and amortized than for tax reporting. This results in a deferred tax liability, which partially offsets the deferred tax asset. This deferred tax asset is further offset by deferred tax liabilities associated with the tax effect of adjusting the investment portfolio to fair value and the current net unrealized gain position of the portfolio. Excluding the tax effect of adjusting the investment portfolio to fair value, the net deferred tax asset remained essentially unchanged in 2003 and 2002.

Shareholders’ Equity

Cumulative treasury stock acquired in open market and private transactions remained unchanged in 2003 at 20,973,867 shares. The Company currently has Board of Directors’ authorization to repurchase up to a total of 24,289,067 shares, or a remaining authorization for 3,315,200 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 133,530 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2003 under provisions of the Company’s various stock-based compensation plans.

OTHER ISSUES

Special Charges

2003 Actions

During the third fiscal quarter of 2003, the Company announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, the Company will eliminate approximately 300 salaried positions globally. Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. Upon completion, this action is expected to reduce net operating costs between $12 and $14 million annually. Significant benefits are not expected to be realized until the first quarter of calendar 2004. As of September 30, 2003, approximately 177 personnel had been terminated, resulting in the utilization of $4 million of the originally recorded accrual. As of this same date, approximately 57 new personnel had been hired under the new business structure. This action is expected to be completed no later than June 2004.

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is approximately $1 million, which is expected to be fully utilized no later than March 2004.

     Also in the fourth quarter and offsetting the above charge was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action, as the actual costs incurred were favorable to those originally expected.

2001 Actions

In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $4 million and $3 million, respectively, in addition to a $7 million impairment of intangible assets. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Special charges line of the Statement of Consolidated Income, was $12 million.

     Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location for Batesville Casket and a sales force reduction at Hill-Rom.

     The intangible asset charge of $7 million related to the impairment of a Forethought website that would no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

     In the first quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

     All activities associated with these charges are now complete.

Other

In addition to the reserve balances outlined above, approximately $4 million of accrued liabilities were outstanding at September 30, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

CRITICAL ACCOUNTING POLICIES

The accounting policies of the Company, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements included in this Form 10-K.

Insurance Investments

At September 30, 2003, the fair value of our insurance investment portfolio was $3,359 million. The accounting risks associated with these assets relate to the recognition of income, our determination of other-than-temporary impairments and our estimation of fair values.

     The Company defers any fees received or costs incurred when originating investments. Fees, costs, discounts and premiums are amortized as yield adjustments over the contractual lives of the investments. Anticipated prepayments on commercial mortgage loans and mortgage-backed securities are considered in determining estimated future yields on such securities.

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

     The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary. If new information becomes available or the financial condition of the investee changes, the Company’s judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2003, accumulated other comprehensive income included net unrealized gains on investments of $185 million, which is net of unrealized losses of $10 million. These unrealized losses are considered to be temporary.

     Estimated fair values for investments are determined predominantly based on market values provided by broker/dealers or other external investment advisors.

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

Insurance Deferred Policy Acquisition Costs

At September 30, 2003, deferred policy acquisition costs were $695 million. These costs are amortized in relation to in force policies. The recovery of these costs is dependent on the future profitability of the related business, including unearned revenue. If the Company determines a portion of the unamortized deferred policy acquisition costs is not recoverable, it is charged to amortization expense immediately.

     The assumptions used to amortize and evaluate the recoverability of deferred policy acquisition costs involve significant judgment. A revision to these assumptions could have a material adverse effect on results of operations and financial condition.

Insurance Benefit Reserves

At September 30, 2003, the total balance of liabilities for insurance products was $2,728 million. The Company calculates and maintains reserves for the estimated future payment of claims to policyholders based on historical experience and actuarial assumptions. Many factors can affect these reserves and liabilities, such as economic and social conditions and inflation. Therefore, the reserves and liabilities established are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will exceed reserves and have a material adverse effect on results of operations and financial condition.

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

     The Company is also involved in other possible claims, including product liability, workers compensation, employment related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies under which the Company assumes a layer of coverage between $150 thousand and $1.5 million varying with policy year and type of coverage. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. The Company utilizes actuarial techniques and routinely consults with external actuaries in determining its accrual requirements. Historical patterns of claim loss information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of December 2, 2001. Under this Standard, goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. The Company made its initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded intangible assets. The most recent update completed during the third quarter of 2003 reconfirmed the lack of any impairment. With the exception of goodwill, all of the Company’s intangible assets are subject to amortization. The majority of the Company’s goodwill resides at Hill-Rom. If the Company had adopted this Standard as of October 1, 2001, the effect on net income would not have been material as outlined at Note 1 to the Consolidated Financial Statements.

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

     In conjunction with the planned divestiture of the infant care and piped-medical gas businesses of Hill-Rom, the Company reduced its overall reported goodwill balance by approximately $72 million. While not considered an impairment of goodwill within the reporting unit concept outlined under SFAS No. 142, in evaluating the divestitures it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since these businesses had not been fully integrated into Hill-Rom. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line, was specifically assigned to the carrying value of the respective businesses and fully considered in recognition of the estimated loss to be incurred upon completion of the divestitures. The loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations.

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced the Company’s earnings as outlined in Note 1 to the Consolidated Financial Statements. The Financial Accounting Standards Board (FASB) currently has a project underway to reconsider the accounting model for stock-based compensation plans. This project is not expected to be completed before the third quarter of calendar 2004. The Company will continue to monitor the progress of this project and make any required changes to its current accounting for stock-based compensation upon finalization of the FASB project.

Retirement Plans

The Company sponsors retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The Company is required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to these assumptions. The Company reduced its expected rate of return on plan assets from 8.0% to 7.75% effective for fiscal year 2003. This increased pension expense by approximately $0.5 million. A 50 basis point change in the discount rate would impact pension expense by approximately $1 million. This impact could be positive or negative depending on the direction of the change in rates. See Note 2 to the Consolidated Financial Statements, which statements are included under Item 8, for key assumptions and other information regarding recent changes to the Company’s retirement plans.

Valuation Allowances Recorded Against Deferred Tax Assets

The Company has a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. The Company has recorded valuation allowances against certain of its deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results and capital loss carryforwards in the United States where future capital gains may not be available to realize the benefit. In evaluating whether it is more likely than not that the Company would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered. This includes consideration of existing unrealized investment gains within the Forethought investment portfolio that would generate capital gains upon sale of the underlying securities.

     The Company believes that its estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. However, an increase in interest rates could adversely impact the valuation of the Forethought investment portfolio, requiring an additional valuation allowance for existing capital loss carryforwards that may no longer be recoverable. The Company currently has $22 million of deferred tax assets, on a tax-effected basis, related to capital loss carryforwards for which no valuation allowance is maintained.

Environmental Matters

The Company is committed to operating all of its businesses in a manner that protects the environment. In the past year, the Company has been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no or only minor fines or penalties. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, the Company has voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by the Company in which it is currently involved is not expected to exceed $1 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

Accounting Standards

On October 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 significantly changes the criteria to be met to classify an asset as held-for-sale and what qualifies for discontinued operations treatment. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred, rather than as of the date management commits to a formal plan to dispose of a business as previously required. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company followed the provisions of this Statement in accounting for the divestitures of the Hill-Rom infant care and piped-medical gas businesses as discontinued operations in its Consolidated Financial Statements.

     On October 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds certain prior statements and amends others to make various technical corrections. Areas addressed under this Statement include the reporting of debt extinguishments, clarifications associated with the accounting for leases and various other technical corrections to a wide variety of existing accounting literature. The Company followed the provisions of this Statement in accounting for its fourth quarter loss on the repurchase of debt.

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities that were initiated after December 31, 2002. This Statement requires these costs to be recognized pursuant to specific guidance or when the liability is incurred and not at project initiation. The Company followed the provisions of this Statement in recognizing its third quarter business realignment charge at Hill-Rom.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee, regardless of whether any separately identifiable consideration is received. FIN No. 45 also requires additional disclosures with respect to guarantees falling within its scope. The Company adopted the Interpretation’s recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of this Interpretation in its Notes to Consolidated Financial Statement for both interim and annual periods that ended after December 15, 2002. The adoption did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 00-21 (EITF No. 00-21), “Revenue Arrangements with Multiple Deliverables”. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The adoption of EITF No. 00-21 effective July 1, 2003 did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”. This Statement provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this Statement as outlined in Note 1 to the Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments which are expected to be released before the end of calendar 2003. The Company will comply with the new deferral provisions and amendments to FIN 46, as applicable, with full compliance no later than the second quarter of fiscal 2004. The impact of adoption on financial condition and results of operations is currently under evaluation, with the primary consideration being the possible consolidation of certain real estate partnership interests held within the Forethought investment portfolio. Consolidation of these partnerships would result in the inclusion of certain real estate assets and additional long-term debt on the Company’s Consolidated Balance Sheet.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument within the Statement’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company has adopted the applicable provisions of this Statement, however numerous provisions have been delayed and will be adopted in the future. The adoption did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

RISK FACTORS

The Company’s business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks the Company faces. Additional risks not currently known to the Company or deemed immaterial also may result in adverse effects on the Company’s business.

Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to the Company’s medical device products could expose the Company to enforcement actions or other adverse consequences.

The Company’s health care businesses design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of the Company’s health care businesses.

Capital equipment sales and Therapy rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of the Company’s health care business. The Company could be subject to substantial fines and possible exclusion from participation in federal healthcare programs if it fails to comply with the laws and regulations applicable to its business.

Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how the Company’s health care customers acquire and utilize the Company’s products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability of the Company will be subject to the effect of possible changes in the mix of the Company’s patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population further exacerbates a challenging reimbursement environment for the Company. The Company is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with extensive and complex billing, substantiation and record-keeping requirements. If the Company is deemed to have violated these laws and regulations, the Company could be subject to substantial fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid.

Negative performance of the Company’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

Over the last three years, the Company’s insurance investment portfolio suffered significant losses and impairments. The Company has taken steps to reduce risk in its insurance investment portfolio, including reducing its exposure to high-yield bonds, lowering limits for investments in individual securities and accepting lower returns for higher quality credit ratings. However, the Company continues to be exposed to default and reinvestment risk. The Company may experience further securities impairments resulting from undisclosed financial difficulties of corporate bond issuers and a continued slow recovery of the economy, which could have an adverse effect on the Company’s results of operations and financial condition. Further, as the Company reinvests funds as securities mature, continued low interest rates in the credit markets may exert downward pressure on investment income. In 2003, the Company more actively managed the crediting rates on its policies sold to mitigate this risk, achieving its target spread in the fourth quarter of 2003. Competitive pressures could limit the Company’s ability to reduce crediting rates further, if needed.

Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of the Company’s sales of burial caskets.

As the population of the United States continues to age, the number of deaths in the United States is expected to continue to increase each year for at least the next several decades. The aging of the baby boomer generation will not significantly impact the number of U.S. deaths for some years, as the oldest of the boomers is currently 56 years of age. Offsetting the aging of the population is the long-term trend of a decreasing age-adjusted death rate. The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.

     Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are expected to continue to increase for the foreseeable future. The number of U.S. cremations is currently growing faster than the increase in the number of U.S. deaths, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for the Company in each of fiscal year 2001, the ten-month transition period ended September 30, 2002 and fiscal year 2003. The Company expects these trends to continue, and the Company’s burial casket volumes will continue to fall unless the Company is able to offset these effects. Additionally, death rates can vary over short periods of time and among different geographical areas. Such variations could cause the Company’s sales of burial caskets to fluctuate from quarter to quarter.

Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors.

Future financial performance will depend in part on the Company’s ability to influence, anticipate, identify and respond to changing consumer preferences and needs. The Company cannot assure that its new products will achieve the same degree of success that has been achieved historically by its products. The Company may not correctly anticipate or identify trends in consumer preferences or needs, or it may identify them later than its competitors do. Any strategies the Company may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, the Company may not be able to develop and produce new products at a cost that allows the Company to meet its goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Failure of the Company to introduce new products on a cost-effective basis could cause the Company to lose market share and could materially adversely affect the Company’s business, financial condition, results of operations and cash flow.

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

     The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual group purchasing organizations begin to modify their membership requirements and contracting practices, including conversion of sole sourced agreements to agreements with multiple suppliers, in response to recent Congressional and public criticism.

     Recently, there has also been industry concern regarding the overall financial condition of several of the national funeral service providers, and one such customer of the Company has recently filed for bankruptcy. Although the bankruptcy of this customer has not by itself materially adversely affected the Company, should one or more additional national funeral service providers that are customers of the Company file for bankruptcy, become insolvent or otherwise be unable to pay for the Company’s products, the Company’s results of operations could be adversely affected.

     While the Company’s contracts with large health care and funeral services providers and group purchasing organizations provide important access to several of the largest purchasers of health care and funeral services products, they generally obligate the Company to sell its products within certain price parameters, therefore limiting the Company’s ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.

Increased prices for or unavailability of raw materials or finished goods used in the Company’s products could adversely affect the Company’s profitability or revenues.

The Company’s profitability is affected by the prices of the raw materials and finished goods used in the manufacture of its products. These prices may fluctuate based on a number of factors beyond the Company’s control, including changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that could not be recovered through increases in the prices of the Company’s products could adversely affect the Company’s results of operations. For example, as a result of tariffs imposed by the U.S. government on steel imports in 2002, the Company is currently experiencing higher prices than it had in prior periods for steel, a principal raw material used in the Company’s funeral services products business and, to a lesser degree, its health care products business. Although the Company has historically been able to offset steel price increases with increases in the prices of its products, there can be no assurance that the Company’s customers will be willing to pay the higher prices or that such prices will fully offset steel price increases in the future. Any further increases in steel prices resulting from a tightening supply of steel or other factors could adversely affect the Company’s profitability. The Company does not engage in hedging transactions with respect to raw material purchases, but does enter into fixed price supply contracts at times. Failure to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.

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

The Company may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

In recent periods, the Company has announced a number of restructuring, realignment and cost reduction measures, including the significant reorganization of the Hill-Rom business structure announced in the third quarter of fiscal 2003. These activities may not provide the Company with the full efficiency and cost reduction benefits it expected from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, the Company may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, the ability of the Company to achieve its other strategic goals and business plans may be adversely affected if the Company’s restructuring and realignment efforts prove ineffective.

Implementation of the Company’s Enterprise Resource Planning system could cause the Company to make unplanned expenditures or could cause disruptions in the Company’s business.

The Company currently is in the process of implementing a comprehensive Enterprise Resource Planning (ERP) business system at Hill-Rom and Batesville Casket. Although this effort, expected to be completed by mid-2005, was on schedule and on budget as of September 30, 2003, there can be no assurance that the rollout of the ERP system will be completed on time and without unplanned expenditures, or that it will not cause significant disruptions of the Company’s business.

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

The ultimate outcome of these lawsuits cannot be predicted with certainty but could have a material adverse effect on the financial condition, results of operations and cash flow of the Company. The Company is also involved in other possible claims, including product liability, workers compensation, employment-related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in the Company assuming exposure for a layer of coverage with respect to such claims.

The Company may not be able to execute its growth strategy if it is unable to successfully acquire and integrate other companies in the health care industry.

The Company’s announced growth plans include acquiring other companies in the health care industry. The Company may not be able to identify suitable acquisition candidates, negotiate acceptable terms for such acquisitions or receive necessary financing for such acquisitions on acceptable terms. Moreover, once an acquisition agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition, or make it unadvisable. In addition, the Company expects to compete against other companies for acquisitions. If the Company is able to consummate acquisitions, such acquisitions could be dilutive to earnings, and the Company could overpay for such acquisitions. Additionally, the Company may not be successful in its efforts to integrate acquired companies, including Advanced Respiratory, Inc., acquired in October 2003, and Mediq, Inc., expected to be acquired by January 2004, into its systems or maximize their performance. Integration of acquired companies will divert management and other resources of the Company from other important matters, and the Company could experience delays or unusual expenses in the integration process. Further, the Company may become responsible for liabilities associated with businesses that it acquires to the extent they are not covered by indemnification from the sellers or by insurance.

The Company’s success depends on its ability to retain its executive officers and other key personnel.

The Company’s future performance depends in significant part upon the continued service of its executive officers and other key personnel, many of whom the Company has hired recently as part of its strategic initiative to ensure leadership excellence at the Company. The loss of the services of one or more of the Company’s executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. This effect would be exacerbated if any officers or other key personnel left the Company as a group. The Company’s success also depends on its continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.

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

     The Company’s insurance operation is subject to fluctuations in interest rates on its investment portfolio and, to a lesser extent, prepayment and equity pricing risks. The investment portfolio is concentrated in high-grade corporate, foreign and U.S. agency and Treasury bonds with predominantly fixed interest rates, with lesser investments in commercial mortgage loans, high-yield corporate bonds and limited partnerships. The portfolio is managed in accordance with the Company’s objective to substantially match investment durations with policy liability durations and within applicable insurance industry regulations. Investments may be liquidated prior to maturity to meet the matching objective, manage fluctuations in interest rates and prepayments and to rebalance the investments to maintain the desired credit quality of the portfolio. Accordingly, the investments are classified as “available for sale” and are not purchased for trading purposes. The Company uses various techniques, including duration analysis, to assess the sensitivity of the investment portfolio to interest rate fluctuations, prepayment activity, equity price changes and other risks. The insurance operation also performs and reports results for asset adequacy analysis as required by the National Association of Insurance Commissioners. Based on the duration of the investment portfolio at September 30, 2003 and 2002, a hypothetical 10% increase in weighted average interest rates could reduce the market value of the investment portfolio approximately $119 million and $115 million, respectively, over a 12-month period. The Company believes its investment policy and the long-term fixed nature of its portfolio of assets reduces the effect of short-term interest rate fluctuations on earnings.

     The Company is subject to variability in foreign currency exchange rates primarily in its European operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall currency rate exposure at September 30, 2003, movements in currency rates would not materially affect the financial condition of the Company.

     During 2001, the Company entered into interest rate swap agreements to effectively convert $150 million of its fixed interest rate long-term debt to variable rates. The Company terminated its interest rate swap agreements in June and July 2003, realizing cash proceeds and deferred gains of approximately $27 million. Further, in August 2003 the Company completed the repurchase of approximately $157 million of its outstanding debt securities, resulting in a fourth quarter pre-tax loss on the extinguishment of debt of approximately $16 million, including the write-off of approximately $2 million of debt issuance costs associated with the original debt placement. This loss is net of the partial recognition of previously deferred gains on the termination of the interest rate swap agreements of approximately $14 million. The remaining deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the term of the remaining outstanding debt. With the termination of the swap agreements, all of the Company’s debt obligations are again subject to fixed interest rates. With the amortization of the deferred gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates the Company had been subject to during the period the swap agreements were in place.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Management	61
Report of Independent Auditors	62
Statements of Consolidated Income (Loss) for the fiscal year ended September 30, 2003, the ten months ended September 30, 2002 and the fiscal year ended December 1, 2001	63
Consolidated Balance Sheets at September 30, 2003 and 2002	64
Statements of Consolidated Cash Flows for the fiscal year ended September 30, 2003, the ten months ended September 30, 2002 and the fiscal year ended December 1, 2001	66
Statements of Consolidated Shareholders’ Equity for the fiscal year ended September 30, 2003, the ten months ended September 30, 2002 and the fiscal year ended December 1, 2001	67
Notes to Consolidated Financial Statements	68
Financial Statement Schedule for the fiscal year ended September 30, 2003, the ten months ended September 30, 2002 and the fiscal year ended December 1, 2001:
Schedule II - Valuation and Qualifying Accounts	102

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

The Company engages independent public auditors who are responsible for performing an independent audit of the financial statements. Their report, immediately following, states their opinion on the fairness of the Company’s financial statements.

The Audit Committee of the Board of Directors meets regularly with the independent auditors, the internal auditors and financial management to assure that each is meeting its responsibilities.

/s/ FREDERICK W. ROCKWOOD

Frederick W. Rockwood
President and Chief Executive Officer

/s/ SCOTT K. SORENSEN

Scott K. Sorensen
Vice President and Chief Financial Officer

/s/ GREGORY N. MILLER

Gregory N. Miller
Vice President – Controller and Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for the fiscal year ended September 30, 2003, the ten months ended September 30, 2002 and the fiscal year ended December 1, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, as of October 1, 2002.

PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 22, 2003

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	Fiscal Year	Ten Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	December 1,
	2003	2002	2001

Net Revenues
Health Care sales	$749	$615	$721
Health Care therapy rentals	318	268	339
Funeral Services sales	628	510	613
Insurance revenues	347	290	346

Total revenues	2,042	1,683	2,019

Cost of Revenues
Health Care cost of goods sold	370	311	374
Health Care therapy rental expenses	161	141	208
Funeral Services cost of goods sold	279	235	294
Insurance cost of revenues	331	274	319

Total cost of revenues	1,141	961	1,195

Gross Profit	901	722	824
Other operating expenses	573	505	557
Litigation charge (Note 15)	—	250	—
Special charges (Note 5)	9	4	32

Operating Profit (Loss)	319	(37)	235
Other income (expense), net:
Interest expense	(19)	(14)	(23)
Investment income	9	9	15
Loss on repurchase of debt (Note 6)	(16)	—	—
Other	(11)	(7)	(5)

Income (Loss) from Continuing Operations Before Income Taxes	282	(49)	222
Income tax expense (benefit)	100	(31)	52

Income (Loss) from Continuing Operations	182	(18)	170
Discontinued Operations (Note 3):
(Loss) income from discontinued operations (including loss on disposal of $50)	(39)	14	1
Income tax expense	5	6	1

(Loss) income from discontinued operations	(44)	8	—

Net Income (Loss)	$138	$(10)	$170

Income (loss) per common share from continuing operations – Basic	$2.94	$(0.29)	$2.71
(Loss) income per common share from discontinued operations – Basic	(0.71)	0.13	—

Net Income (Loss) per Common Share - Basic	$2.23	$(0.16)	$2.71

Income (loss) per common share from continuing operations - Diluted	$2.93	$(0.29)	$2.70
(Loss) income per common share from discontinued operations – Diluted	(0.71)	0.13	—

Net Income (Loss) per Common Share - Diluted	$2.22	$(0.16)	$2.70

Dividends per Common Share	$1.00	$0.77	$0.84

Average Common Shares Outstanding - Basic	62,032,768	62,653,922	62,813,971

Average Common Shares Outstanding - Diluted	62,184,537	62,653,922	63,021,059

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	September 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$180	$296
Trade accounts receivable, less allowances of $26 in 2003 and $36 in 2002	356	361
Inventories (Note 1)	92	103
Income taxes receivable (Note 11)	—	28
Deferred income taxes (Notes 1 and 11)	63	136
Other	17	34

Total current assets	708	958

Equipment Leased to Others (Note 1)	200	201
Less accumulated depreciation	143	141

Equipment leased to others, net	57	60

Property (Note 1)	655	633
Less accumulated depreciation	448	423

Property, net	207	210

Other Assets
Intangible assets:
Goodwill (Notes 1 and 3)	77	141
Other	106	73
Deferred charges and other assets	84	111

Total other assets	267	325

Assets of Discontinued Operations (Note 3)	49	—

Insurance Assets (Note 13)
Investments	3,359	3,044
Deferred acquisition costs	695	697
Deferred income taxes	6	41
Other	64	107

Total insurance assets	4,124	3,889

Total Assets	$5,412	$5,442

	September 30,	September 30,
	2003	2002

LIABILITIES
Current Liabilities
Trade accounts payable	$79	$75
Income taxes payable (Note 11)	14	—
Accrued compensation	102	115
Accrued litigation charge (Note 15)	75	250
Accrued product warranties (Note 1)	21	23
Other	76	88

Total current liabilities	367	551

Long-Term Debt (Notes 6 and 9)	155	322

Other Long-Term Liabilities	116	120

Deferred Income Taxes (Notes 1 and 11)	6	10

Insurance Liabilities (Note 13)
Benefit reserves	2,728	2,590
Unearned revenue	806	795
General liabilities	68	55

Total insurance liabilities	3,602	3,440

Liabilities of Discontinued Operations (Note 3)	7	—

Total Liabilities	4,253	4,443

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY (Notes 7 and 8)
Common stock – without par value:
Authorized – 199,000,000 shares
Issued – 80,323,912 shares in 2003 and 2002	4	4
Additional paid-in capital	47	44
Retained earnings	1,532	1,456
Accumulated other comprehensive income (Note 1)	118	40
Treasury stock, at cost: 2003 – 18,508,939 shares; 2002 – 18,621,502 shares	(542)	(545)

Total Shareholders’ Equity	1,159	999

Total Liabilities and Shareholders’ Equity	$5,412	$5,442

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Fiscal Year	Ten Months	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	December 1,
	2003	2002	2001

Operating Activities
Net income (loss)	$138	$(10)	$170
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	75	71	100
Net capital losses – Insurance	49	27	30
Litigation charge, net-of-tax	—	158	—
Change in noncurrent deferred income taxes	(7)	3	(7)
Loss on divestiture of discontinued operations	50	—	—
Loss on disposal of fixed assets	5	4	3
Gain on sale of business	—	—	(1)
Loss on repurchase of debt	16	—	—
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	—	34	10
Inventories	(5)	—	7
Other current assets	118	(20)	(13)
Trade accounts payable	8	13	(4)
Accrued expenses and other liabilities	(186)	(33)	44
Change in insurance deferred policy acquisition costs	2	(24)	(38)
Change in insurance unearned revenue	11	2	35
Increase in benefit reserves	80	70	62
Change in other insurance items, net	8	9	5
Other, net	14	24	42

Net cash provided by operating activities	376	328	445

Investing Activities
Capital expenditures and purchase of intangibles	(115)	(96)	(101)
Proceeds on disposal of property and equipment leased to others	1	2	8
Other investments	(14)	—	—
Proceeds on sale of business	—	—	8
Insurance investments:
Purchases	(1,558)	(1,457)	(1,478)
Proceeds on maturities	356	380	336
Proceeds on sales	996	869	890

Net cash used in investing activities	(334)	(302)	(337)

Financing Activities
Proceeds from interest rate swap terminations	27	—	—
Repayments of long-term debt	(185)	—	(2)
Payment of cash dividends	(62)	(48)	(53)
Proceeds on exercise of options	3	11	16
Treasury stock acquired	—	(62)	(17)
Insurance deposits received	329	314	364
Insurance benefits paid	(272)	(230)	(265)

Net cash (used in) provided by financing activities	(160)	(15)	43

Effect of Exchange Rate Changes on Cash	2	1	1

Total Cash Flows	(116)	12	152
Cash and Cash Equivalents
At beginning of period	296	284	132

At end of period	$180	$296	$284

     See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock				Accumulated	Common Stock
					Other	in Treasury
	Shares		Additional	Retained	Comprehensive
	Outstanding	Amount	Paid-in Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at December 2, 2000	62,404,301	$4	$24	$1,397	$(108)	17,919,611	$(486)	$831
Comprehensive Income:
Net income	—	—	—	170	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	9	—	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	65	—	—	65

Total comprehensive income						—		244
Dividends	—	—	—	(53)	—	—	—	(53)
Treasury shares acquired	(329,200)	—	—	—	—	329,200	(17)	(17)
Stock awards and option exercises	391,621	—	10	—	—	(391,621)	11	21

Balance at December 1, 2001	62,466,722	4	34	1,514	(34)	17,857,190	(492)	1,026
Comprehensive Income:
Net loss	—	—	—	(10)	—	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	9	—	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	66	—	—	66
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								64
Dividends	—	—	—	(48)	—	—	—	(48)
Treasury shares acquired	(1,141,900)	—	—	—	—	1,141,900	(62)	(62)
Stock awards and option exercises	377,588	—	10	—	—	(377,588)	9	19

Balance at September 30, 2002	61,702,410	4	44	1,456	40	18,621,502	(545)	999
Comprehensive Income:
Net income	—	—	—	138	—	—	—	138
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73	—	—	73

Total comprehensive income								216
Dividends	—	—	—	(62)	—	—	—	(62)
Stock awards and option exercises	112,563	—	3	—	—	(112,563)	3	6

Balance at September 30, 2003	61,814,973	$4	$47	$1,532	$118	18,508,939	$(542)	$1,159

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

Change in Fiscal Year

Effective for fiscal year 2002, the Company changed its fiscal year end to September 30 from the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income (Loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity are presented for the fiscal year ended September 30, 2003, the ten-month period ended September 30, 2002 and the fiscal year ended December 1, 2001. For comparative purposes only, the following table presents the condensed results of operations for the ten-month periods ended September 30, 2003 and 2002:

	(Unaudited)
	2003	2002

Condensed Statement of Consolidated Income (Loss)
Total revenues	$1,713	$1,683
Total cost of revenue	951	961

Gross Profit	762	722

Other operating expenses and special charges	490	509
Litigation charge	—	250

Operating Profit (Loss)	272	(37)
Other income (expense), net	(34)	(12)

Income (Loss) From Continuing Operations Before Income Taxes	238	(49)
Income tax expense (benefit)	85	(31)

Income (Loss) from Continuing Operations	153	(18)
(Loss) income from discontinued operations	(45)	8

Net Income (Loss)	$108	$(10)

Net Income (Loss) per Common Share - Basic	$1.74	$(0.16)

Net Income (Loss) per Common Share - Diluted	$1.73	$(0.16)

Nature of Operations

Hillenbrand Industries is organized into three major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of patient care products and a leading provider of specialized rental therapy products designed to assist in managing the complications of patient immobility. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. Hill-Rom generated 52% of Hillenbrand’s revenues for the fiscal year ended September 30, 2003. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a producer of metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville Casket generated 31% of Hillenbrand’s revenues for the fiscal year ended September 30, 2003. Forethought provides funeral and cemetery professionals in 49 U.S. states, the District of Columbia, and Puerto Rico with marketing support for Forethought® funeral plans funded by life insurance policies and trust products. Forethought generated 17% of Hillenbrand’s revenues for the fiscal year ended September 30, 2003.

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

Cash and Cash Equivalents

The Company considers investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of the Company’s marketable securities may be freely traded.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 54% and 55% of the Company’s inventories at September 30, 2003 and 2002, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	2003	2002

Finished products	$66	$71
Work in process	12	21
Raw materials	14	11

Total	$92	$103

     If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $8 million and $7 million higher than reported at September 30, 2003 and 2002, respectively.

Equipment Leased to Others

Equipment leased to others represents primarily therapy rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 7 years. Total depreciation expense for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 was $21 million, $22 million and $28 million, respectively. The majority of these units are leased on a day-to-day basis.

Property

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years

     Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 was $39 million, $31 million and $36 million, respectively. The major components of property at September 30, were as follows:

	2003	2002

Land and land improvements	$15	$15
Buildings and building equipment	160	158
Machinery and equipment	480	460

Total	$655	$633

Goodwill and Intangible Assets

Intangible assets, consisting predominantly of patents, trademarks and software, are stated at cost and amortized on a straight-line basis over periods generally ranging from 3 to 20 years. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or as required by professional standards. If an intangible asset is considered impaired and the carrying value exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

     As of December 2, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard existing intangible assets were evaluated for possible impairment at the date of transition, and then periodically thereafter when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. The Company made its initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded intangible assets. The most recent update completed during the third quarter of 2003 reconfirmed the lack of any impairment.

     With the exception of goodwill, all of the Company’s intangible assets are subject to amortization. Essentially all of the Company’s goodwill resides at Hill-Rom. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2003		2002

	Cost	Amortization	Cost	Amortization

Goodwill	$96	$19	$177	$36
Software	126	35	91	25
Other	85	70	76	69

Total	$307	$124	$344	$130

     Amortization expense for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 was $13 million, $11 million and $20 million, respectively. Intangible asset write-offs approximated $5 million and $13 million for the ten months ended September 30, 2002 and fiscal year 2001, respectively. Of the $13 million write-off in fiscal year 2001, $3 million related to the goodwill of an underperforming business. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $16 million in 2004, $15 million in 2005, $13 million in 2006, $12 million in 2007, $11 million in 2008 and $39 million thereafter.

     In conjunction with the planned divestiture of the infant care and piped-medical gas businesses of Hill-Rom, the Company reduced its overall reported goodwill balance by approximately $72 million. While not considered an impairment of goodwill within the reporting unit concept outlined under SFAS No. 142, in evaluating the divestitures it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since these businesses had not been fully integrated by Hill-Rom. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line, was specifically assigned to the carrying value of the respective businesses and fully considered in recognition of the $50 million estimated loss to be incurred upon completion of the divestitures. Recognition of the estimated loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations.

     Other than the $72 million reduction in goodwill related to discontinued operations in fiscal year 2003 and the $3 million write-off in fiscal year 2001, there were no changes in the carrying amount of goodwill for the periods presented herein other than that resulting from amortization prior to the adoption of SFAS No. 142 and the effect of exchange rates on foreign denominated goodwill.

     If SFAS No. 142 had been adopted for all periods, the impact on reported results of operations and earnings per share would have been as follows for fiscal year 2001:

	2001

	Net	Basic	Diluted
	Income	EPS	EPS

Reported net income	$170	$2.71	$2.70
Add back: Goodwill amortization	5	0.08	0.08

Adjusted net income	$175	$2.79	$2.78

Internal Use Software

Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the Company’s implementation of an Enterprise Resource Planning system. Unamortized computer software costs included within Intangible assets, were $91 million and $66 million at September 30, 2003 and 2002, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $11 million for fiscal year 2003, $8 million for the ten months ended September 30, 2002 and $6 million for fiscal year 2001.

Investments

In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in debt and equity securities as “available for sale” and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of investments is predominantly based on market values provided by brokers/dealers or other external investment advisors.

     Investments in private equity and real estate limited partnerships held in the insurance investment portfolio are accounted for using the equity method of accounting, with earnings or losses reported within Insurance revenues in the Consolidated Statement of Income. Other minority investments made outside of the insurance business are accounted for on either a cost or equity basis, dependent upon the Company’s level of influence over the investee.

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

Guarantees

The Company routinely grants limited warranties on its products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. The Company recognizes a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. Warranty reserves are classified as Other current liabilities within the Consolidated Balance Sheet. A reconciliation of changes in the Company’s warranty reserve for fiscal year 2003 and the ten months ended September 30, 2002 is as follows:

	2003	2002

Balance at beginning of period	$23	$22
Provision for warranties during the period	23	20
Warranty claims during the period	(25)	(19)

Balance at September 30	$21	$23

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

     In conjunction with the Company’s recent acquisition and divestiture activities, the Company has entered into select guarantees and indemnifications of performance with respect to the fulfillment of its commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the respective contract. For those representations and warranties which survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, the Company also routinely enters into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities would not materially impact the Company’s financial condition or results of operations.

Environmental Liabilities

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which the Company will make payments toward the remediation plan. The Company does not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant and the estimated time frames to remediate sites are not believed to be lengthy.

     Specific costs included in environmental expense are site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. The reserve represents the expected undiscounted future cash outflows.

     Expenditures that relate to current operations are charged to expense.

Revenue Recognition – Sales and Therapy Rentals

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

Research and Development Costs

Research and development costs are expensed as incurred and were $56 million for fiscal year 2003 and $40 million for both the ten months ended September 30, 2002 and fiscal year 2001.

Distribution Costs

Distribution costs consist of shipping and handling costs and are included in Other operating costs in the Statements of Consolidated Income. Distribution costs were $107 million, $90 million and $106 million for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $6 million, $5 million and $6 million for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001, respectively.

Earnings Per Common Share

Basic earnings per share is calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 734,432, 407,887 and 718,988 for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on the Company’s available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in other comprehensive income.

     The composition of accumulated other comprehensive income at September 30, 2003 and 2002 is the cumulative adjustment for unrealized gains or losses on available-for-sale securities, mainly relating to the insurance portfolio, of $124 million and $51 million, foreign currency translation adjustments of ($5) million and ($10) million, and a minimum pension liability of ($1) million in each period.

Stock-Based Compensation

The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation, including stock and performance-based awards and units.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001:

	2003	2002	2001

Net income (loss), as reported	$138	$(10)	$170
Add:
Total stock-based employee compensation, net of related tax effects, included in net income (loss), as reported	1	1	6
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(6)	(4)	(8)

Pro forma net income (loss)	$133	$(13)	168

Earnings per share:
Basic – as reported	$2.23	$(0.16)	$2.71
Basic – pro forma	$2.15	$(0.21)	$2.67
Diluted – as reported	$2.22	$(0.16)	$2.70
Diluted – pro forma	$2.14	$(0.21)	$2.66

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

Foreign Currency Translation

The functional currency of foreign operations is generally the local currency in the country of domicile. Assets and liabilities of foreign operations are primarily translated into U.S. dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income, but included as a component of other comprehensive income. Foreign currency gains and losses resulting from foreign currency transactions are included in results of operations and are not material.

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses

Forethought’s life insurance subsidiaries sell long-duration insurance contracts. Revenue is recognized on amounts charged to the insurance liabilities for current benefits and expenses. Premiums received in excess of the portion required to provide future benefits and current expenses are deferred and also recognized as revenue over the actuarially determined life of the contract. Benefit reserves equal the cash surrender values provided in the contracts. Expenses are recorded for interest credited to the benefit reserve, death benefits in excess of the benefit reserve and amortization of deferred acquisition costs.

Deferred Acquisition Costs

Policy acquisition costs, consisting of commissions, certain policy issue expenses and premium taxes, vary with, and are primarily related to, the production of new business. These deferred acquisition costs are being amortized consistently with unearned revenues. Amortization charged to expense for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 was $61 million, $44 million and $48 million, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Accounting Standards

On October 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 significantly changes the criteria to be met to classify an asset as held-for-sale and what qualifies for discontinued operations treatment. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred, rather than as of the date management commits to a formal plan to dispose of a business as previously required. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company followed the provisions of this Statement in accounting for the divestitures of the Hill-Rom infant care and piped-medical gas businesses as discontinued operations in its Consolidated Financial Statements.

     On October 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds certain prior statements and amends others to make various technical corrections. Areas addressed under this Statement include the reporting of debt extinguishments, clarifications associated with the accounting for leases and various other technical corrections to a wide variety of existing accounting literature. The Company followed the provisions of this Statement in accounting for its fourth quarter loss on the repurchase of debt.

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for exit or disposal activities that were initiated after December 31, 2002. This Statement requires these costs to be recognized pursuant to specific guidance or when the liability is incurred and not at project initiation. The Company followed the provisions of this Statement in recognizing its third quarter business realignment charge at Hill-Rom.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee, regardless of whether any separately identifiable consideration is received. FIN No. 45 also requires additional disclosures with respect to guarantees falling within its scope. The Company adopted the Interpretation’s recognition and measurement provisions to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of this Interpretation in its Notes to Consolidated Financial Statement for both interim and annual periods that ended after December 15, 2002. The adoption did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 00-21 (EITF No. 00-21), “Revenue Arrangements with Multiple Deliverables”. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF No. 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The adoption of EITF No. 00-21 effective July 1, 2003 did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123, Accounting for Stock-Based Compensation”. This Statement provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based compensation; (2) requires more prominent disclosure of the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported income; and (3) amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this Statement as outlined in Note 1 to the Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments which are expected to be released before the end of calendar 2003. The Company will comply with the new deferral provisions and amendments to FIN 46, as applicable, with full compliance no later than the second quarter of fiscal 2004. The impact of adoption on financial condition and results of operations is currently under evaluation, with the primary consideration being the possible consolidation of certain real estate partnership interests held within the Forethought investment portfolio. Consolidation of these partnerships would result in the inclusion of certain real estate assets and additional long-term debt on the Company’s Consolidated Balance Sheet.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument within the Statement’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company has adopted the applicable provisions of this Statement, however numerous provisions have been delayed and will be adopted in the future. The adoption did not have a material impact on the Company’s Consolidated Financial Statements or results of operations.

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

     The components of net pension expense for defined benefit retirement plans in the United States for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 were as follows:

	2003	2002	2001

Service cost	$10	$9	$10
Interest cost	14	11	13
Expected return on plan assets	(14)	(12)	(14)
Recognized net loss (gain)	1	1	(1)
Curtailment loss	3	—	—

Net pension expense	$14	$9	$8

     The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for the Company’s domestic defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$205	$214
Service cost	10	9
Interest cost	14	11
Amendments	—	—
Actuarial loss/(gain)	11	(25)
Curtailment	(5)	—
Benefits paid	(5)	(4)

Benefit obligation at end of year	230	205

Change in plan assets:
Fair value of plan assets at beginning of year	163	164
Actual return (loss) on plan assets	13	(8)
Employer contributions	9	11
Benefits paid	(5)	(4)

Fair value of plan assets at end of year	180	163

Funded status:
Plan assets less than benefit obligations	(50)	(42)
Unrecognized net actuarial loss	8	1
Unrecognized prior service cost	13	17

Net amount recognized	$(29)	$(24)

     The weighted-average assumptions used in accounting for the Company’s domestic pension plans were as follows:

	2003	2002	2001

Discount rate for obligation	6.25%	6.75%	7.25%
Discount rate for expense	6.75%	7.25%	7.75%
Expected rate of return on plan assets	7.75%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	5.5%

     For all of the Company’s domestic defined benefit retirement plans, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2003 and 2002, resulting in the recognition of minimum pension liabilities of less than $1 million for both periods.

     Effective January 1, 2002, the Company amended certain of its domestic pension plans to lower the retirement age and increase early retirement benefits.

     During fiscal year 2003, the Company further amended the terms of one of its defined benefit pension plans for most non-bargained employees. Under the amended plan, employees hired after June 30, 2003 are no longer eligible for participation in the defined benefit plan, but will instead participate in a new 401(k) retirement program that will begin January 1, 2004. Current employees and those hired up to July 1, 2003 were given the opportunity to choose to continue participating in the defined benefit pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and will become effective January 1, 2004.

     For those employees that elected to continue participation in the defined benefit pension plan, there will be no changes in benefits and all future service will be recognized as credited service under the plan. For those who elected the new 401(k) retirement program, benefits under the defined benefit pension plan will be frozen and paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. The Company recognized a curtailment loss of approximately $3.5 million during the fourth fiscal quarter of 2003 as a result of this amendment and the related reduction in future service under the defined benefit pension plan. This loss was recognized as a component of Other operating expense in the Statement of Consolidated Income.

     In addition to the above plans, the Company has an unfunded liability for a defined benefit pension plan in Germany. The unfunded benefit obligation of this plan, included in Other long-term liabilities, was $11 million and $9 million at September 30, 2003 and 2002, respectively. Pension expense was negligible in all reporting periods.

     The Company also sponsors several defined contribution plans covering certain of its employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $10 million for fiscal year 2003, $8 million for the ten months ended September 30, 2002 and $5 million for fiscal year 2001.

3. Discontinued Operations

In September 2003, Hill-Rom entered into definitive agreements to dispose of two non-strategic businesses.

•	On September 24, 2003, Hill-Rom signed a definitive agreement to sell its piped-medical gas business to Beacon Medical Products, LLC, for an estimated $14 million, subject to adjustment for certain conditions existing at closing. The piped-medical gas business, with operations in Batesville, IN and the United Kingdom, is a leading provider of medical gas delivery and management systems in acute care facilities. Hill-Rom retained collection rights to outstanding receivables of the piped-medical gas business at the date of close of approximately $4 million.

•	On September 29, 2003, Hill-Rom signed a definitive agreement to sell its Air-Shields infant care business to Dräger Medical AG & Co. KGaA for an estimated $31 million, subject to adjustment for certain conditions existing at closing. Air-Shields, based in Hatboro, PA, is a leading provider of infant care warming therapy, incubators and other infant care products. Hill-Rom retained collection rights to outstanding receivables of the infant care business at the date of close of approximately $9 million.

     The divestiture of the piped-medical gas business closed in late October 2003. The sale of the Air-Shields infant care business is expected to close in the first calendar quarter of 2004, subject to required regulatory approvals. Upon the signing of the definitive sale agreements, both the infant care and piped-medical gas businesses have been treated as discontinued operations for all years provided within the Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Consistent with this treatment, the operating results for each business have been removed from the individual line items comprising the Consolidated Statements of Income and presented in a separate section of the Statement of Income, for all periods. In fiscal year 2003, the results of discontinued operations also reflect an estimated loss on the disposal of the businesses of $51 million, net-of-tax, consisting of a $50 million pre-tax loss and a $1 million income tax provision. The loss on disposal is related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses. In evaluating the divestitures, it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since they were not fully integrated. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line that was integrated into Hill-Rom, was assigned to the respective businesses and fully considered in recognition of the estimated loss to be incurred upon completion of the divestitures. This loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations. The tax provision recorded on the loss results from the book and tax basis differentials associated with the businesses and the inability of the Company to readily utilize the capital losses expected to be generated as a result of the divestitures.

     Operating results for the discontinued operations were as follows for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001:

	2003	2002	2001

Net revenues from discontinued operations	$101	$74	$88
Pre-tax income from discontinued operations	$11	$14	$1
Pre-tax loss on disposal of businesses	(50)	—	—
Provision for income taxes	5	6	1

(Loss) income from discontinued operations	$(44)	$8	$—

     Assets and liabilities of the discontinued operations, which are presented in separate line-items within the Consolidated Balance Sheet for fiscal year 2003, were as follows:

2003

Current assets	$21
Property, plant and equipment, net	6
Goodwill	22

Assets of discontinued operations	49

Liabilities of discontinued operations	7

Net assets of discontinued operations	$42

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

5. Special Charges

2003 Actions

During the third fiscal quarter of 2003, the Company announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, the Company will eliminate approximately 300 salaried positions globally. Hill-Rom also expects to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. Upon completion, this action is expected to reduce net operating costs between $12 and $14 million annually. Significant benefits are not expected to be realized until the first quarter of calendar 2004. As of September 30, 2003, approximately 177 personnel had been terminated, resulting in the utilization of $4 million of the originally recorded accrual. As of this same date, approximately 57 new personnel had been hired under the new business structure. This action is expected to be completed no later than June 2004.

2002 Actions

During the fourth quarter of 2002, the Company announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is approximately $1 million, which is expected to be fully utilized no later than March 2004.

     Also in the fourth quarter and offsetting the above charge was the reversal of approximately $1 million of severance and benefit costs provided under a 2001 Hill-Rom action, as the actual costs incurred were favorable to those originally expected.

2001 Actions

In the fourth quarter of 2001, the Company announced realignment and streamlining efforts throughout the organization. A charge was taken in relation to these activities, comprised of severance and facility closing costs of $4 million and $3 million, respectively, in addition to a $7 million impairment of intangible assets. The charge was offset by a $2 million reversal of a 1999 Hill-Rom provision as actual costs incurred were favorable to those estimated in the original plan. The total net charge for the quarter, which was recorded within the Special charges line of the Statement of Consolidated Income, was $12 million.

     Included in these actions were the reduction of 30 employees in the United States and Canada and the closure of the Canadian office for Forethought, the reduction of approximately 90 employees in the United States and the relocation of a small operation to another location for Batesville Casket and a sales force reduction at Hill-Rom.

     The intangible asset charge of $7 million related to the impairment of a Forethought website that would no longer be used to generate revenue ($6 million) and an impaired investment asset at the corporate level ($1 million).

     In the first quarter of 2001, Hill-Rom announced realignment and streamlining efforts, primarily within the home care and long-term care businesses. The total net charge for this action was $20 million. The charge was comprised of severance and other benefit costs and an impairment of underperforming assets in a non-core product line of $12 million and $8 million, respectively. The severance actions impacted 400 employees in the United States and Europe, all of which have been terminated.

     All activities associated with these charges are now complete.

Other

In addition to the reserve balances outlined above, approximately $4 million of accrued liabilities were outstanding at September 30, 2003 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

6. Financing Agreements

Long-term debt consists of the following:

	September 30,	September 30,
	2003	2002

Unsecured 8 1/2% debentures due on December 1, 2011	$55	$114
Unsecured 7% debentures due on February 15, 2024	50	108
Unsecured 6 3/4% debentures due on December 15, 2027	50	100

Total long-term debt	$155	$322

     Long-term debt has been significantly reduced from the prior year following the completion of an offer by the Company to repurchase its outstanding debt securities. The debt tender offer, which was completed in August 2003, resulted in the repurchase of approximately $157 million in debt securities at face value for a purchase price of approximately $185 million.

     There are no scheduled payments on long-term debt as of September 30, 2003 in the next five years.

     Beginning in August 2001 and continuing through essentially the third quarter of 2003, $150 million of the Company’s debt securities were subject to interest rate swap agreements. The interest rate swaps covered all or part of the securities maturing on December 1, 2011 and February 15, 2024, effectively converting the securities from fixed to variable interest rates.

     Near the end of the third quarter of fiscal year 2003, the Company terminated its outstanding interest rate swap agreements, realizing cash proceeds and deferred gains of approximately $27 million. The deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the remaining term of the related debt. With the termination of the swap agreements, all of the Company’s debt obligations are again subject to fixed interest rates. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates the Company had been subject to during the period the swap agreements were in place. For the periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps, approximated 3.3%, 4.2% and 5.6%, respectively, for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001.

     Upon completion of the debt tender offer previously discussed, approximately $14 million of the deferred gains related to the termination of the interest rate swap agreements were recognized, reducing the loss on repurchase of the debt to approximately $16 million, including the write-off of approximately $2 million of debt issuance costs associated with the original debt placement.

     As of September 30, 2003 the Company had two unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditure and other corporate purposes. The Credit Facilities, which are with a syndicate of banks, consist of a $250 million 364-day senior revolving credit (“364-Day”) facility and a $250 million three-year senior revolving credit (“Three-Year”) facility. Effective July 30, 2003, the Company completed renegotiation of the 364-Day facility under terms and conditions generally consistent with the expiring facility. The term of the 364-Day facility expires one-year from the above date while the Three-Year facility expires in August 2005. Borrowings under the Credit Facilities bear interest at variable rates, as defined therein. The availability of borrowings under the Credit Facilities is subject to the Company’s ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55%, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities.

     As of September 30, 2003, the Company: (i) had $13 million of outstanding, undrawn letters of credit under the Three-Year facility, (ii) was in compliance with all conditions set forth under the Credit Facilities, as amended, and (iii) had complete access to the remaining $487 million of borrowing capacity available under the Credit Facilities.

     The Company has additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of September 30, 2003, the Company had $13 million of outstanding, undrawn letters of credit under these facilities.

     In July 2003, the Company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. The registration statement is now effective.

7. Stock-Based Compensation

Over time, the Company has had various stock-based compensation programs, the key components of which are further described below. The Company’s primary active stock-based compensation program is the Stock Incentive Plan. All stock-based compensation programs are administered by the full Board of Directors or its Compensation and Management Development Committee.

     The Stock Incentive Plan, which was approved at the 2002 annual meeting of shareholders, replaced the 1996 Stock Option Plan. Common shares reserved for issuance under the Stock Incentive Plan total 5 million, plus 294,611 shares previously authorized for use under the 1996 Stock Option Plan. The Stock Incentive Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock and bonus stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the average fair market price at date of grant and option terms are not expected to exceed ten years.

     Under the terms of the plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following the Company’s annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors will be granted restricted stock units (or deferred stock awards), which will vest on the later to occur of the first anniversary of the date of grant or the six-month anniversary of the date that a director ceases to be a member of the Company’s Board of Directors. The annual grant will consist of 1,400 restricted stock units for each non-employee director, with the exception of the Chairman of the Board whose annual grant shall be 3,500 restricted stock units.

     As of September 30, 2003, 823,600 option shares have been granted and 73,333 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 79,250 restricted stock units were granted in fiscal 2003 under the Stock Incentive Plan, all of which are contingent upon continued employment and vest over periods ranging from one to three years. The shares had a fair value at the date of grant ranging between $47.49 and $54.04 per share. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2003, a total of 79,210 restricted stock units, net of cancellations and dividends earned, remain outstanding. A total of 4,465,134 shares remain available for future grants under all aspects of the Stock Incentive Plan.

     The fair value of option grants under the Company’s Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted under each of these plans was $12.74, $17.65, and $13.71 per share for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001, respectively. The following assumptions were used in the determination of fair value in each period:

	2003	2002	2001

Risk-free interest rate	3.52%	4.70%	4.47%
Dividend yield	1.60%	1.55%	1.59%
Volatility factor	.2629	.2637	.2589
Weighted average expected life	5.97 years	5.92 years	5.98 years

     The following table summarizes transactions under the Company’s current and predecessor stock option plans for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Unexercised options outstanding – beginning of year	2,247,572	$47.69	2,309,166	$45.78	1,841,198	$43.62
Options granted	590,100	$47.58	263,500	$60.09	1,025,000	$48.06
Options exercised	(62,933)	$39.86	(253,019)	$43.49	(370,996)	$42.46
Options canceled	(86,660)	$50.33	(72,075)	$46.95	(186,036)	$43.60

Unexercised options outstanding – end of year	2,688,079	$47.77	2,247,572	$47.69	2,309,166	$45.78

Exercisable options – end of year	1,606,408	$46.53	1,188,640	$45.27	1,005,520	$45.82

     The following table summarizes information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$29.97-$45.34	799,947	6.20	$39.72	707,810	$38.99
$46.44-$47.49	584,100	8.75	$47.40	76,000	$46.83
$48.51-$50.11	567,000	8.13	$49.79	218,883	$49.71
$50.85-$61.49	672,032	5.53	$54.52	548,715	$53.32
$61.56-$63.25	65,000	7.46	$62.60	55,000	$62.70

$29.97-$63.25	2,688,079	7.02	$47.77	1,606,408	$46.53

     Non-family, non-employee members of the Board of Directors were awarded 16,448 phantom shares of common stock in 2001 with a fair value of $57.44 per share under the Hillenbrand Director Phantom Stock Plan. One half of these shares vested on July 10, 2001 and the other half vested on December 31, 2001. As of September 30, 2003 there were 4,283 shares vested and payable under this program.

     Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 12,081 deferred shares are payable as of September 30, 2003 under this program.

     The Company has historically had various other stock-based compensation programs, including a long-term performance based plan. Shares granted under these predecessor programs were contingent upon continued employment over specified terms, generally not exceeding three years, and some required the achievement of pre-established and approved financial objectives. As of September 30, 2003, there are 36,226 shares granted under these various programs which have not yet vested and 255,586 shares which are deferred, but fully vested and payable.

8. Shareholders’ Equity

One million shares of preferred stock, without par value, have been authorized and none have been issued.

     As of September 30, 2003, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of September 30, 2003, a total of 20,973,867 shares had been purchased at market trading prices, of which 18,508,939 shares remain in treasury.

9. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (other than Insurance investments which are described in Note 13) for which it is practicable to estimate that value.

     The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

     The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and estimated fair values of the Company’s long-term debt instruments were $155 million and $166 million at September 30, 2003 and $322 million and $327 million at September 30, 2002, respectively.

     The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. With respect to foreign currency risks, forward contracts are sometimes utilized to hedge exposure to adverse exchange risk related to specific assets and obligations denominated in foreign currencies. As of September 30, 2003 and 2002, the Company had no outstanding forward contracts. During 2001, the Company entered into interest rate swap agreements to effectively convert a portion of its fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $150 million. As outlined in Note 6, the Company terminated its outstanding interest rate swap agreements near the end of the third quarter of fiscal year 2003.

     During the term of the interest rate swap agreements, there was no hedge ineffectiveness as each swap met the short-cut method requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. As a result, changes in the fair value of the interest rate swap agreements during their term offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. With the termination of the swap agreements and the completion of a debt tender offer in the fourth quarter of fiscal year 2003, the remaining unrecognized deferred gains remain classified as debt and will be amortized and recognized as a reduction of interest expense over the remaining term of the debt securities.

10. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company.

     The Company is organized into three major operating companies, each of which represents a reporting segment, serving the health care and funeral services industries. Hill-Rom produces, sells and rents selected mechanically, electrically and hydraulically adjustable hospital beds, hospital procedural stretchers, hospital patient room furniture, architectural systems and wound, pulmonary and circulatory care therapy systems designed to meet the needs of medical-surgical, critical care, long-term care and home care providers. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville’s products are sold to licensed funeral professionals operating licensed funeral homes. Forethought provides funeral and cemetery professionals with marketing support for Forethought® funeral plans funded by life insurance policies and trust products.

     Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, and business development. Nearly all interest expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole.

     In analyzing segment performance, the Company’s management reviews income before income taxes and net income, both before the impact of the litigation charge and before special charges.

     Based on criteria established in SFAS No. 131, the Company’s reporting segments are Hill-Rom, Batesville Casket and Forethought. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Consolidated Financial Statements.

     Financial information regarding the Company’s reportable segments for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 is presented below:

				Corporate
		Batesville		and Other
	Hill-Rom	Casket	Forethought	Expense	Consolidated

2003
Net revenues	$1,067	$628	$347	$—	$2,042
Income from continuing operations before income taxes and special charges (a)	$203	$185	$(13)	$(84)	$291
Income from continuing operations before special charges (a)	$131	$122	$(9)	$(56)	$188
Special charges (after taxes) (b)					$(6)

Income from continuing operations					$182
Loss from discontinued operations (c)					$(44)

Net income					$138
Assets	$686	$278	$4,124	$324	$5,412
Capital expenditures and intangibles	$92	$16	$3	$4	$115
Depreciation and amortization	$49	$18	$2	$6	$75
2002
Net revenues	$883	$510	$290	$—	$1,683
Income from continuing operations before income taxes, litigation charge and special charges	$116	$143	$(5)	$(49)	$205
Income from continuing operations before litigation charge and special charges (d)	$78	$94	$(3)	$(26)	$143
Litigation charge (after taxes) (e)					$(158)
Special charges (after taxes) (f)					$(3)

Loss from continuing operations					$(18)
Income from discontinued operations (c)					$8

Net loss					$(10)
Assets	$686	$280	$3,822	$654	$5,442
Capital expenditures and intangibles	$72	$12	$3	$9	$96
Depreciation and amortization (g)	$50	$15	$2	$4	$71
2001
Net revenues	$1,060	$613	$346	$—	$2,019
Income from continuing operations before income taxes and special charges	$167	$159	$1	$(73)	$254
Income from continuing operations before special charges (d)	$109	$103	$1	$(22)	$191
Special charges (after taxes) (h)					$(21)

Income from continuing operations					$170
Income from discontinued operations (c)					$—

Net income					$170
Assets	$697	$306	$3,550	$496	$5,049
Capital expenditures and intangibles	$64	$25	$6	$6	$101
Depreciation and amortization (i)	$71	$17	$9	$3	$100

(a)	Corporate and Other expense includes a $16 million loss on the repurchase of debt ($11 million after tax).

(b)	Reflects a $6 million (after tax) charge related to a business structure realignment at Hill-Rom.

(c)	Reflects results of Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations. Results in 2003 include an estimated loss on disposal of $51 million.

(d)	Corporate and Other Expense includes the reversal of $6 million and $26 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary in 2002 and 2001, respectively.

(e)	Reflects antitrust litigation charge of $158 million (after tax) related to Hill-Rom.

(f)	Reflects a $3 million (after tax) charge related to the realignment of certain operations.

(g)	Hill-Rom reflects a $5 million operating expense charge related to the write-off of a technology asset with no continuing value.

(h)	Reflects a $21 million (after tax) charge related to the realignment of certain operations, the write-down of certain underperforming assets, the reversal of certain prior special charge provisions and other items.

(i)	Hill-Rom and Forethought reflect a $7 million and $6 million write-off, respectively, of intangibles related to asset impairments.

Geographic Information

Most of the Company’s operations outside the United States are in Europe and consist of the manufacturing, selling and renting of health care products.

     Geographic data for net revenues from continuing operations and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 were as follows:

	2003	2002	2001

Net revenues to unaffiliated customers: (a)
United States	$1,819	$1,493	$1,791
Foreign	223	190	228

Total revenues	$2,042	$1,683	$2,019

Long-lived assets: (b)
United States	$378	$428	$411
Foreign	69	56	54

Total long-lived assets	$447	$484	$465

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.

11. Income Taxes

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 were as follows:

	2003	2002	2001

Income (loss) from continuing operations before income taxes:
Domestic	$289	$(47)	$209
Foreign	(7)	(2)	13

Total	$282	$(49)	$222

Income tax expense (benefit) from continuing operations:
Current provision:
Federal	$23	$44	$76
State	5	7	(12)
Foreign	1	3	6

Total current provision	29	54	70

Deferred provision:
Federal	63	(76)	(14)
State	7	(7)	3
Foreign	1	(2)	(7)

Total deferred provision	71	(85)	(18)

Income tax expense (benefit) from continuing operations	$100	$(31)	$52

     Differences between income tax expense (benefit) from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income (loss) from continuing operations before income taxes for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 were as follows:

	2003		2002		2001

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Loss	Amount	Income

Federal income tax (a)	$99	35.0	$(17)	35.0	$78	35.0
State income tax (b)	7	2.5	—	—	4	1.8
Foreign income tax (c)	2	0.8	—	—	2	1.0
Utilization of tax credits	(10)	(3.5)	(4)	8.1	(8)	(3.6)
Adjustment of estimated
income tax accruals	—	—	(4)	8.1	(18)	(8.1)
Valuation of foreign net
operating losses and other tax attributes	4	1.4	(2)	4.0	(8)	(3.6)
Other, net	(2)	(0.7)	(4)	8.2	2	0.9

Income tax expense (benefit) from continuing operations	$100	35.5	$(31)	63.4	$52	23.4

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

     The tax effects of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30, 2003		September 30, 2002

	Non-insurance	Insurance	Non-insurance	Insurance

Deferred tax assets:
Current:
Inventories	$3	$—	$7	$—
Employee benefit accruals	4	—	4	—
Self insurance accruals	4	—	5	—
Litigation accruals	26	—	96	—
Other, net	21	1	16	10
Long-term:
Employee benefit accruals	11	—	12	—
Amortization	—	1	—	1
Capital loss carryovers and impairments	2	37	—	24
Loss on business divestitures	10	—	—	—
Deferred policy revenues	—	282	—	278
Foreign loss carryforwards and other tax attributes	16	—	11	—
Other, net	14	—	11	1

Total assets	111	321	162	314

Deferred tax liabilities:
Long-term:
Depreciation	29	1	27	—
Amortization	8	—	8	—
Unrealized gain on investments	2	65	—	27
Benefit reserves	—	19	—	20
Accrued market discount	—	7	—	6
Deferred acquisition costs	—	218	—	216
Other, net	—	5	—	4

Total liabilities	39	315	35	273

Less valuation allowance for foreign loss and other tax attributes	(15)	—	(1)	—

Net asset	$57	$6	$126	$41

     During 2002 and 2001, the Company recognized approximately $2 million and $8 million of operating loss carryforwards and other tax attributes in foreign jurisdictions on a tax-effected basis. This recognition was based upon improvements in operating performance in select foreign tax jurisdictions. As of September 30, 2003, the Company had remaining tax attributes of approximately $16 million on a tax-effected basis. The tax attributes are subject to various carryforward periods, ranging from 1 year to an unlimited period.

     Realization of deferred tax assets for the remaining foreign tax attributes are dependent upon the generation of sufficient taxable income within the carryforward period in select foreign tax jurisdictions. A valuation allowance of $5 million has been recorded relative to these available tax benefits, as it is more likely than not they will expire without being utilized. The valuation allowance was increased $4 million over the prior year level due to an acceleration of losses in select foreign tax jurisdictions, most notably in France.

     As of September 30, 2003, the Company had capital loss carryforwards of $22 million, on a tax-effected basis, available to offset future capital gains. The carryforwards expire at various dates up to five years. No valuation allowance is maintained with respect to these carryforwards. Upon completion of the divestitures of the piped-medical gas and infant care businesses of Hill-Rom (See Note 3 — Discontinued Operations), additional capital losses of an estimated $10 million, on a tax-effected basis, will be generated. As the Company considers it more likely than not that it will be unable to utilize these additional capital losses prior to expiration, a full valuation allowance is maintained with respect to the expected loss on business divestitures.

     In evaluating whether it is more likely than not that the Company would recover its deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. This included consideration of existing unrealized investment gains within the Forethought investment portfolio that would generate capital gains upon sale of the underlying securities. The Company believes that its estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. However, an increase in interest rates could adversely impact the valuation of the Forethought investment portfolio, requiring an additional valuation allowance for existing capital loss carryforwards that may no longer be recoverable.

     In conjunction with a routine audit by the Internal Revenue Service (IRS) of the Company’s 1990 to 1998 federal income tax returns, the IRS had disallowed significant portions of the deductions associated with the Company’s corporate-owned life insurance (COLI) program. On December 3, 2002, the Company and the IRS entered into a closing agreement to resolve all issues associated with the COLI program. The settlement was completed in 2003 and had no material effect on the Company’s financial statements.

     During 2001, the Company settled an IRS examination of the 1996 to 1998 tax years. The favorable settlement of the IRS examination resulted in the reversal of $18 million of previously provided tax reserves. During 2002, an additional $6 million of tax reserves were released in conjunction with the resolution of certain other domestic and foreign tax matters.

12. Supplementary Information

The following amounts were (charged) or credited to income from continuing operations for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001:

	2003	2002	2001

Rental expense	$(18)	$(14)	$(18)
Research and development costs	$(56)	$(40)	$(40)
Investment income (a)	$9	$9	$15

(a)	Excludes insurance operations.

     The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $61 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2004	$18
2005	$14
2006	$12
2007	$9
2008	$8
2009 and beyond	$—

     Near the end of the third quarter of fiscal 2003, the Company announced that it had selected IBM to manage its global information infrastructure environment. The seven-year agreement had a cumulative estimated cost of $187 million, which will be incurred in nearly equal amounts over the term of the agreement. Estimated payments under the terms of the agreement are expected to approximate $27 million per year for each of the next five years, with additional payments of $45 million thereafter.

     The table below provides supplemental information to the Statements of Consolidated Cash Flows for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001.

	2003	2002	2001

Cash paid for:
Income taxes	$7	$97	$55
Interest	$19	$20	$20
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$3	$8	$5
Gain on interest rate swaps	$—	$18	$4

13. Financial Services

Forethought and its subsidiaries serve funeral and cemetery planning professionals with life insurance policies, trust products and marketing support for Forethought® funeral planning.

     Investments are predominantly U.S. Treasuries and agencies, high-grade corporate and foreign bonds, with smaller investments in equities, commercial mortgage loans, high-yield corporate bonds and limited partnerships. Investments are carried on the balance sheet at fair value. The Company’s objective is to purchase investment securities with maturities that match the expected cash outflows of policy benefit payments. The investment portfolio is constantly monitored to ensure assets match the expected payment of the liabilities. Securities are also sold in other circumstances, including concern about the credit quality of the issuer. Cash (unrestricted as to use) is held for future investment.

     As of September 30, 2003, Forethought had outstanding investment commitments of approximately $55 million with numerous private equity and real estate limited partnerships and commercial mortgages. The timing of these commitment calls is uncertain, but based on the current status of each partnership and the expected origination of mortgages, it has been estimated that $40 million of the commitments will be called in fiscal 2004 with the additional $15 million in fiscal 2005. In addition, Forethought has other funding commitments with certain real estate limited partnerships, which are dependent upon the operating performance of the respective partnerships. Although these commitments are not quantifiable, they are not expected to exceed $20 million over the next three years. These commitments will be funded directly from cash reserves maintained within Forethought’s investment portfolio.

     The amortized cost and fair value of investment securities available for sale at September 30, 2003 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$1,444	$57	$5	$1,496
Corporate securities and short-term investments	1,434	133	5	1,562
Mutual funds, short-term equities and cash	56	—	—	56
Preferred and common stocks, limited partnerships, mortgage loans and other	240	5	—	245

Total	$3,174	$195	$10	$3,359

     The amortized cost and fair value of investment securities available for sale at September 30, 2002 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$1,398	$101	$12	$1,487
Corporate securities and short-term investments	1,312	84	47	1,349
Mutual funds, short-term equities and cash	120	—	35	85
Preferred and common stocks, limited partnerships, mortgage loans and other	136	—	13	123

Total	$2,966	$185	$107	$3,044

     The amortized cost and fair value of investment securities available for sale at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$11	$11
Due after 1 year through 5 years	261	280
Due after 5 years through 10 years	608	659
Due after 10 years	764	841
Mortgage-backed securities	1,234	1,267
Mutual funds, short-term equities and cash	56	56
Preferred and common stocks, limited partnerships, mortgage loans and other	240	245

Total	$3,174	$3,359

     The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale and from write-downs associated with other than temporary declines in value (impairments) were as follows for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001:

	2003	2002	2001

Proceeds	$996	$869	$890
Realized gross gains	$68	$34	$34
Realized gross losses	$117	$61	$64

     Summarized financial information of the Company’s insurance operations included in the Statements of Consolidated Income for fiscal year 2003, the ten months ended September 30, 2002 and fiscal year 2001 was as follows:

	2003	2002	2001

Investment income	$180	$138	$172
Earned revenue	216	179	204
Net capital losses	(49)	(27)	(30)

Total net revenues	347	290	346
Benefits paid	83	71	93
Credited interest	183	148	164
Other costs of revenue	65	55	62
Special charges	—	—	10
Other operating expenses	29	21	26

Loss before income taxes	$(13)	$(5)	$(9)

     The majority of investment income relates to interest bearing securities of the U.S. government and its agencies and other corporate securities.

     Insurance liabilities consisted of the following:

		Mortality or	Interest
	Withdrawal	Morbidity	Rate
	Assumptions	Assumptions	Assumptions	2003	2002

Life Insurance	Varies by	Varies by
Contracts	age/plan/duration	age/plan/duration
	SP: up to 0.2%	using various
	MP: up to 60%;	percentages of the	Varies by age
	avg. 5%-10% in	1979-81 US Census	and issue year
	duration 1	Mortality Table	3% to 5.5%	$2,683	$2,545
Annuity Contracts	Varies by	Varies by
	age/plan/duration	age/plan/duration
	SP: up to 0.2%	using various
	MP: up to 60%;	percentages of the	Varies by age
	avg. 5%-10% in	1979-81 US Census	and issue year
	duration 1	Mortality Table	2% to 5%	45	45
Total Benefit
Liabilities				$2,728	$2,590

     Statutory data at September 30, 2003 and 2002 and December 31, 2001:

	2003 (unaudited)	2002	2001

Net income (loss)	$22	$(14)	$(6)
Capital and surplus	$346	$263	$307

     Forethought’s life insurance companies are restricted in the amount of dividends that they can distribute to their shareholders without approval of the department of insurance in their respective states of domicile. On January 2, 2001, Forethought Life Insurance Company paid a dividend of $24 million to Hillenbrand Industries, Inc. The amount of dividends that can be paid in fiscal year 2004 without approval, which is based upon statutory financial data as of December 31 of each year, is estimated to approximate $34 million.

     The National Association of Insurance Commissioners (NAIC) adopted Codification of Statutory Accounting Principles as the NAIC’s primary guidance on statutory accounting as of January 1, 2001. The State of Indiana adopted the Codification guidance, effective January 1, 2001. The effect of adoption on the Company’s statutory surplus did not have a material effect on surplus.

14. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2003 Quarter Ended (a)	12/31/02	3/31/03	6/30/03	9/30/03	9/30/03

Net revenues	$449	$526	$526	$541	$2,042
Gross profit	162	237	245	257	901
Income from continuing operations (b)	7	60	60	55	182
Income (loss) from discontinued operations (c)	1	2	2	(49)	(44)

Net income	8	62	62	6	138
Basic net income per common share	0.12	1.01	1.00	0.10	2.23
Diluted net income per common share	0.12	1.00	1.00	0.10	2.22

		Three Months
	One Month	Ended			Ten Months
	Ended				Ended
2002 Quarter Ended (a)	12/31/01	3/31/02	6/30/02	9/30/02	9/30/02

Net revenues	$147	$512	$474	$550	$1,683
Gross profit	59	231	188	244	722
Income (loss) from continuing operations	10	52	32	(112)	(18)
(Loss) income from discontinued operations	(1)	1	1	7	8

Net income (loss)	9	53	33	(105)	(10)
Basic net income (loss) per common share	0.14	0.85	0.52	(1.69)	(0.16)
Diluted net income (loss) per common share	0.14	0.85	0.52	(1.69)	(0.16)

(a)	Quarter results for 2003 and 2002 have been adjusted to reflect the piped-medical gas and infant care businesses of Hill-Rom on a discontinued operations basis. This basis of presentation was initially adopted in the fourth quarter of fiscal 2003.

(b)	Reflects a fourth quarter loss on the repurchase of debt of $11 million (after tax).

(c)	Reflects a fourth quarter estimated loss on the divestiture of the piped-medical gas and infant care businesses of $51 million (after tax).

15. Commitments and Contingencies

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

     In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe™ Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. A jury trial on this matter was held in May 2002 with the jury finding on behalf of Hill-Rom. Prior to the holding of a separate trial for determination of damages, the parties reached a settlement. While specific terms of the settlement are confidential, the settlement granted cross-licensing of certain patents and Hill-Rom also received a cash payment for past damages and a royalty on certain future product sales. The settlement amount has been recognized as a component of Discontinued operations within the Statement of Consolidated Income.

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

     The Company is committed to operating all of its businesses in a manner that protects the environment. In the past year, the Company has been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no or only minor fines or penalties. The Company, however, has successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, the Company has voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. The Company has also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by the Company in which it is currently involved is not expected to exceed $1 million. The Company believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require the Company to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

     The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, patent infringement, business practices, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to the Company, and that any such unfavorable decision could have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

     The Company is also involved in other possible claims, including product liability, workers compensation, employment related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies under which the Company assumes a layer of coverage between $150 thousand and $1.5 million varying with policy year and type of coverage. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. The Company utilizes actuarial techniques and routinely consults with external actuaries in determining its accrual requirements. Historical patterns of claim loss information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

16. Subsequent Events

On October 20, 2003, Hill-Rom acquired Advanced Respiratory, Inc., a privately held manufacturer and distributor of non-invasive airway clearance products and systems. The acquisition of Advanced Respiratory fits well with Hill-Rom’s existing pulmonary expertise, expands the Company’s home-care product line, offers good growth potential and is aimed at allowing Hill-Rom to leverage its clinical sales force. The purchase price for the acquisition was $83 million, subject to certain working capital adjustments at the date of close not to exceed $12 million, with additional contingent payments not to exceed $20 million. The additional contingent purchase price is dependent upon Advanced Respiratory achieving certain net revenue targets over the next two years. The Company is currently still in the process of performing its allocation of purchase price, but goodwill associated with the transaction is expected to approximate between $50 and $55 million. Any required contingency payments would further increase goodwill at the time the net revenue targets are achieved. For the fiscal year ended June 30, 2003, Advanced Respiratory reported net revenues of approximately $45 million and income before income taxes of nearly $5 million.

     In addition, on October 30, 2003, the Company announced a definitive agreement to acquire Mediq, Inc. (Mediq), a privately held company in the medical equipment outsourcing and asset management business. The acquisition of Mediq is subject to regulatory clearance and is expected to close before the end of January 2004. This acquisition will expand Hill-Rom’s product and service offerings, strengthen after-sales service capabilities and allow increased leverage of Hill-Rom’s global service center network. The purchase price for Mediq will approximate $330 million. Over the past twelve months, Mediq had approximately $165 million in revenues and approximately $53 million in EBITDA. The Company expects that upon consummation of the acquisition it could realize approximately $15 million in cost synergies over the course of its integration.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the independent accountants.

Item 9A. CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rules 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission relating to the Company’s 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2004 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding the Company’s code of ethical business conduct is incorporated by reference to the 2004 Proxy Statement, where such information is included under the heading “About the Board of Directors”.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2004 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Executive Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2004 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the 2004 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2004 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Auditors”.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 60.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 60.

(3)	Exhibits

The following exhibits have been filed as part of this report in response to Item 15(c) of Form 10-K:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant

4	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:

10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan.

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended

10.23	Executive Employment Agreement between Forethought Financial Services, Inc. and Stephen R. Lang dated October 4, 2002

Other Exhibits

10.24	364-Day Amended and Restated Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-Q for the quarter ended June 30, 2003)

10.25	First Amendment to the 364-Day Amended and Restated Credit Agreement dated as of October 10, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders

10.26	Three-Year Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-Q for the quarter ended June 30, 2002)

10.27	First Amendment to the Three-Year Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.16 filed with Form 8-K dated November 21, 2002)

10.28	Second Amendment to the Three-Year Credit Agreement dated November 27, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the transition period ended September 30, 2002)

10.29	Third Amendment to the Three-Year Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-Q for the quarter ended June 30, 2003)

10.30	Fourth Amendment to the Three-Year Credit Agreement dated October 10, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

99.2	Charter of Audit Committee of Board of Directors

99.3	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.4	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.5	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.6	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.9 to the Form 10-K for the Transition Period ended September 30, 2002)

99.7	Position Specification for Vice Chairman of Board of Directors

99.8	Position Specification for Member of Board of Directors (Incorporated herein by reference to Exhibit 99.10 to the Form 10-K for the Transition Period ended September 30, 2002)

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed five reports on Form 8-K.

The Form 8-K dated July 11, 2003 reported under “Item 5. Other Events” that the Company had filed reconciliations of financial measures prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to the non-GAAP financial measures previously included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of the 2002 Form 10-K and the Financial News Releases contained in the Forms 8-K dated January 8, 2003 and February 7, 2003. These reconciliations were filed in order to comply with the requirements of the Securities and Exchange Commission’s Regulation G and Item 10(e) of Regulation S-K, which became effective March 28, 2003.

The Form 8-K dated August 4, 2003 reported under “Item 5. Other Events” the Company’s announcement that it had commenced tender offers to purchase any or all of its outstanding 8 ½% Debentures due 2011, 7% Debentures due 2024 and 6 ¾% Debentures due 2027.

The Form 8-K dated August 13, 2003 reported under “Item 5. Other Events” the Company’s announcement that the previously announced offers to purchase outstanding securities expired at the scheduled expiration time of 5:00 p.m. EDT, on August 11, 2003. As of the expiration time, approximately $157 million in aggregate face amount of outstanding debt securities had been tendered and accepted for purchase.

The Form 8-K dated September 8, 2003 reported under “Item 5. Other Events” the Company’s announcement that it had signed a definitive agreement to acquire Advanced Respiratory, Inc., a privately held manufacturer and distributor of non-invasive airway clearance products and systems.

The Form 8-K dated September 29, 2003 reported under “Item 5. Other Events” the Company’s announcement that a contract had been signed with Dräger Medical AG & Co. KGaA for Dräger Medical to acquire the Air-Shields infant care business of Hill-Rom Company, Inc., a subsidiary of Hillenbrand Industries.

During the quarter ended September 30, 2003, the Company furnished four reports on Form 8-K containing information pursuant to “Item 9. Regulation FD Disclosure”.

The Form 8-K/A filed July 30, 2003 amended the Form 8-K dated February 6, 2003 filed by Hillenbrand Industries, Inc. on February 7, 2003 (the “Original Form 8-K”). The sole purpose of this amendment was to change the Item of Form 8-K under which information was reported in the Original Form 8-K so that the information was furnished under Item 9 of Form 8-K rather than filed under Item 5 of Form 8-K. This Form 8-K/A furnished under “Item 9. Regulation FD Disclosure” the Company’s announcement of its earnings for the first quarter ended December 31, 2002.

The Form 8-K dated July 30, 2003 furnished under “Item 9. Regulation FD Disclosure” the Company’s announcement of its earnings for the third quarter ended June 30, 2003.

The Form 8-K dated September 10, 2003 furnished under “Item 9. Regulation FD Disclosure” that the Board of Directors of Hillenbrand Industries, Inc. had approved revised Corporate Governance Standards for the Board of Directors, a revised Charter for the Compensation and Management Development Committee of the Board of Directors and an Amended and Restated Code of By-Laws for the Company.

The Form 8-K dated September 22, 2003 furnished under “Item 9. Regulation FD Disclosure” the Company’s announcement of its revised earnings per share guidance for the fourth quarter and full year ended September 30, 2003.

SCHEDULE II

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For The Fiscal Year Ended September 30, 2003, the Ten Months Ended September 30, 2002

and the Fiscal Year Ended December 1, 2001

(Dollars in millions)

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES (b)	OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and discounts - accounts receivable:
Period Ended:
September 30, 2003	$36	$5	$5	(a)	$20	$26

September 30, 2002	$44	$5	$3	(a)	$16	$36

December 1, 2001	$61	$4	$13	(a)	$34	$44

Allowance for inventory valuation:
Period Ended:
September 30, 2003	$16	$6	$—		$6	$16

September 30, 2002	$12	$8	$—		$4	$16

December 1, 2001	$12	$6	$—		$6	$12

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD

Allowances for special charges:
Period Ended:
September 30, 2003
Severance and Employee Benefit Costs	$3	$9	$—	$6	$6
Other Plant Closing Costs	$1	$—	$—	$1	$—
Retirement of CEO	$5	$—	$—	$1	$4

	$9	$9	$—	$8	$10

September 30, 2002
Severance and Employee Benefit Costs	$5	$3	$—	$5	$3
Other Plant Closing Costs	$1	$1	$—	$1	$1
Retirement of CEO	$7	$—	$—	$2	$5

	$13	$4	$—	$8	$9

December 1, 2001
Severance and Employee Benefit Costs	$2	$16	$—	$13	$5
Other Plant Closing Costs	$1	$3	$—	$3	$1
Field Corrective Action	$4	$—	$—	$4	$—
Retirement of CEO	$8	$—	$—	$1	$7

	$15	$19	$—	$21	$13

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/ Frederick W. Rockwood
Frederick W. Rockwood President and Chief Executive Officer

Dated: December 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ray J. Hillenbrand	/s/ Peter H. Soderberg
Ray J. Hillenbrand	Peter H. Soderberg
Chairman of the Board	Director

/s/ Rolf A. Classon	/s/ John C. Hancock
Rolf A. Classon	John C. Hancock
Vice-Chairman of the Board	Director

/s/ Scott K. Sorensen	/s/ John A. Hillenbrand II
Scott K. Sorensen	John A. Hillenbrand II
Vice President and	Director
Chief Financial Officer

/s/ Gregory N. Miller	/s/ W August Hillenbrand
Gregory N. Miller	W August Hillenbrand
Vice President – Controller and	Director
Chief Accounting Officer

/s/ Charles E. Golden	/s/ Frederick W. Rockwood
Charles E. Golden	Frederick W. Rockwood
Director	Director, President and
Chief Executive Officer

Dated: December 23, 2003

HILLENBRAND INDUSTRIES, INC.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant

4	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended

10.23	Executive Employment Agreement between Forethought Financial Services, Inc. and Stephen R. Lang dated October 4, 2002

10.24	364-Day Amended and Restated Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-Q for the quarter ended June 30, 2003)

10.25	First Amendment to the 364-Day Amended and Restated Credit Agreement dated as of October 10, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders

10.26	Three-Year Credit Agreement dated August 2, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-Q for the quarter ended June 30, 2002)

10.27	First Amendment to the Three-Year Credit Agreement dated November 20, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.16 filed with Form 8-K dated November 21, 2002)

10.28	Second Amendment to the Three-Year Credit Agreement dated November 27, 2002 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the transition period ended September 30, 2002)

10.29	Third Amendment to the Three-Year Credit Agreement dated July 30, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-Q for the quarter ended June 30, 2003)

10.30	Fourth Amendment to the Three-Year Credit Agreement dated October 10, 2003 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, and Citicorp North America, Inc., as Syndication Agent, and other lenders

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

99.2	Charter of Audit Committee of Board of Directors

99.3	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.4	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.5	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.6	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.9 to the Form 10-K for the Transition Period ended September 30, 2002)

99.7	Position Specification for Vice Chairman of Board of Directors

99.8	Position Specification for Member of Board of Directors (Incorporated herein by reference to Exhibit 99.10 to the Form 10-K for the Transition Period ended September 30, 2002)

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)