Form 10-Q
period 2003-12-31
HILLENBRAND INDUSTRIES INC
filed 2004-02-13
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003     Commission File No. 1-6651

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

Yes ✓	No ___________

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓	No ___________

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value – 62,001,094 shares as of January 30, 2004.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

Page

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Statements of Income for the Quarterly Periods Ended 12/31/03 and 12/31/02	3
Condensed Consolidated Balance Sheets at 12/31/03 and 9/30/03	4
Condensed Consolidated Statements of Cash Flows for the Quarterly Periods Ended 12/31/03 and 12/31/02	5
Notes to Condensed Consolidated Financial Statements	6-20
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-39
Item 3 - Quantitative and Qualitative Disclosures About Market Risks	40
Item 4 - Controls and Procedures	40
PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	41
SIGNATURES	43

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly Period Ended

	12/31/03	12/31/02

Net Revenues
Health Care sales	$165	$172
Health Care therapy rentals	93	81
Funeral Services sales	164	152
Insurance revenues	106	44

Total revenues	528	449
Cost of Revenues
Health Care cost of goods sold	86	89
Health Care therapy rental expenses	43	40
Funeral Services cost of goods sold	74	69
Insurance cost of revenues	82	89

Total cost of revenues	285	287

Gross Profit	243	162
Other operating expenses	153	149

Operating Profit	90	13
Other income (expense), net:
Interest expense	(3)	(4)
Investment income	1	3
Other	(2)	(1)

Income from Continuing Operations Before Income Taxes	86	11
Income tax expense (Note 9)	30	4

Income from Continuing Operations	56	7
Discontinued Operations (Note 3):
Income from discontinued operations before income taxes	2	1
Income tax expense	1	—

Income from discontinued operations	1	1

Net Income	$57	$8

Income per common share from continuing operations – Basic (Note 4)	$0.89	$0.11
Income per common share from discontinued operations – Basic (Note 4)	0.02	0.01

Net Income per Common Share – Basic	$0.91	$0.12

Income per common share from continuing operations – Diluted (Note 4)	$0.89	$0.11
Income per common share from discontinued operations – Diluted (Note 4)	0.02	0.01

Net Income per Common Share – Diluted	$0.91	$0.12

Dividends per Common Share	$0.27	$0.25

Average Common Shares Outstanding-Basic (thousands)	62,131	61,971

Average Common Shares Outstanding-Diluted (thousands)	62,432	62,099

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/03	9/30/03

ASSETS
Current Assets
Cash and cash equivalents	$70	$180
Trade receivables, net	369	356
Inventories	97	92
Deferred income taxes	74	63
Other	17	17

Total current assets	627	708
Equipment Leased to Others, net	58	57
Property, net	206	207
Other Assets
Intangible assets:
Goodwill	141	77
Other	124	106
Deferred charges and other assets	88	84

Total other assets	353	267
Assets of Discontinued Operations (Note 3)	33	49
Insurance Assets
Investments	3,349	3,359
Deferred acquisition costs	695	695
Deferred income taxes	17	6
Other	63	64

Total insurance assets	4,124	4,124

Total Assets	$5,401	$5,412

LIABILITIES
Current Liabilities
Trade accounts payable	$56	$79
Accrued litigation charge (Note 7)	—	75
Other	210	213

Total current liabilities	266	367
Long-Term Debt	154	155
Other Long-Term Liabilities	133	116
Deferred Income Taxes	11	6
Insurance Liabilities
Benefit reserves	2,751	2,728
Unearned revenue	807	806
Other	87	68

Total insurance liabilities	3,645	3,602
Liabilities of Discontinued Operations (Note 3)	2	7

Total Liabilities	4,211	4,253

Commitments and Contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	48	47
Retained earnings	1,572	1,532
Accumulated other comprehensive income (Note 5)	106	118
Treasury stock	(540)	(542)

Total Shareholders’ Equity	1,190	1,159

Total Liabilities and Shareholders’ Equity	$5,401	$5,412

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Quarterly Period Ended

	12/31/03	12/31/02

Operating Activities
Net income	$57	$8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	20	19
Net capital (gains) losses – Insurance	(10)	56
Change in noncurrent deferred income taxes	(1)	(19)
Loss on disposal of fixed assets	1	—
Change in working capital excluding cash, current debt, acquisitions and dispositions	(130)	(28)
Change in insurance items:
Deferred acquisition costs	—	(3)
Unearned revenue	1	3
Increase in benefit reserves	19	22
Other insurance items, net	20	16
Other, net	10	22

Net cash (used in) provided by operating activities	(13)	96

Investing Activities
Capital expenditures and purchase of intangibles	(20)	(18)
Proceeds on sale of business	14	—
Other investments	—	(10)
Acquisitions of business, net of cash acquired	(75)	—
Insurance investments:
Purchases	(287)	(453)
Proceeds on maturities	96	20
Proceeds on sales	183	371

Net cash used in investing activities	(89)	(90)

Financing Activities
Payment of cash dividends	(17)	(15)
Proceeds on exercise of options	3	—
Insurance deposits received	76	85
Insurance benefits paid	(71)	(71)

Net cash used in financing activities	(9)	(1)

Effect of exchange rate changes on cash	1	—

Total Cash Flows	(110)	5
Cash and Cash Equivalents:
At beginning of period	180	296

At end of period	$70	$301

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand”, the “Company”, “we”, “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company” or “HRC”, “Batesville Casket Company” or “BCC”, and “Forethought Financial Services” or “FFS”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

With the announced divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003, as further described in Note 3 below, these operations are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that will be eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately.

2.	Supplementary Balance Sheet Information

The following information pertains to non-insurance assets and consolidated shareholders’ equity:

	12/31/03	9/30/03

Allowance for possible losses and discounts on trade receivables	$25	$26
Inventories:
Finished products	$69	$66
Work in process	10	12
Raw materials	18	14

Total inventory	$97	$92

Accumulated depreciation of equipment leased to others and property	$587	$591
Accumulated amortization of intangible assets:
Goodwill	$19	$19
Other	108	105

Total accumulated amortization	$127	$124

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,903,197	61,814,973
Treasury shares outstanding	18,420,715	18,508,939

3.	Discontinued Operations

In September 2003, Hill-Rom entered into definitive agreements to dispose of two non-strategic businesses:

•	On September 24, 2003, Hill-Rom signed a definitive agreement to sell its piped-medical gas business to Beacon Medical Products LLC, for $14 million, subject to working capital conditions existing at the date of closing. The piped-medical gas business was a leading provider of medical gas delivery and management systems in acute care facilities.

•	On September 15, 2003, Hill-Rom signed a definitive agreement to sell its Air-Shields infant care business to Dräger Medical AG & Co. KGaA for approximately $31 million, subject to adjustment for certain conditions existing at closing. Air-Shields is a leading provider of infant care warming therapy, incubators and other infant care products. Hill-Rom will retain the outstanding receivables of the infant care business at the date of close, which are estimated to approximate $9 million.

The divestiture of the piped-medical gas business closed in late October 2003. The sale of the Air-Shields infant care business is still pending, with regulatory review currently underway in various European countries. This sale is intended to close in the third quarter of fiscal 2004. Upon approval of the Board of Directors and the signing of the definitive sale agreements, both the infant care and piped-medical gas businesses were treated as discontinued operations for all periods presented within the Condensed Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In conjunction with the announced divestitures in the fourth quarter of fiscal 2003, an estimated loss was recognized on the disposal of the businesses of $51 million, net-of-tax, consisting of a $50 million pre-tax loss and a $1 million income tax provision. The loss on disposal was related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses. In evaluating the divestitures, it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since they were not fully integrated. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line that was integrated into Hill-Rom, was assigned to the respective businesses and fully considered in recognition of the estimated loss on the divestitures. The tax provision recorded on the loss resulted from the book and tax basis differentials associated with the businesses and our inability to readily utilize the net capital losses expected to be generated as a result of the divestitures.

Operating results for the discontinued operations were as follows for the quarterly periods ended December 31, 2003 and 2002:

	2003	2002

Net revenues from discontinued operations	$20	$22
Pre-tax income from discontinued operations	$2	$1
Income tax expense	1	—

Income from discontinued operations	$1	$1

Assets and liabilities of the discontinued operations, which are presented in separate line items within the Condensed Consolidated Balance Sheets as of December 31 and September 30, 2003, were as follows:

	December 31	September 30

Current assets	$7	$21
Property, plant and equipment, net	4	6
Goodwill	22	22

Assets of discontinued operations	33	49

Liabilities of discontinued operations	2	7

Net assets of discontinued operations	$31	$42

4.	Earnings per Common Share

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

Earnings per share is calculated as follows:

	Quarterly
	Period Ended

	12/31/03	12/31/02

Net income (in thousands)	$56,584	$7,739
Average shares outstanding - Basic	62,131	61,971
Average shares outstanding - Diluted	62,432	62,099
Income per common share from continuing operations - Basic	$0.89	$0.11
Income per common share from discontinued operations - Basic	0.02	0.01

Net Income per Common Share – Basic	$0.91	$0.12

Income per common share from continuing operations - Diluted	$0.89	$0.11
Income per common share from discontinued operations - Diluted	0.02	0.01

Net Income per Common Share – Diluted	$0.91	$0.12

5.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows (in millions):

	Quarterly
	Period Ended

	12/31/03	12/31/02

Net income	$57	$8
Net change in unrealized gain (loss) on available-for-sale securities	(17)	33
Foreign currency translation adjustment	5	4

Comprehensive income	$45	$45

The composition of accumulated other comprehensive income at December 31, 2003 and September 30, 2003 was the cumulative adjustment for unrealized gains on available-for-sale securities of $107 and $124 million, respectively, foreign currency translation adjustments of $0 and ($5) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

6.	Guarantees

Limited warranties are routinely granted on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products, including those of the recently acquired Advanced Respiratory, Inc. (ARI), have substantially longer warranty periods. A reserve is recognized with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. Warranty reserves are classified as Other current liabilities within the Condensed Consolidated Balance Sheets. A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly
	Period Ended

	12/31/03	12/31/02

Balance at September 30	$21	$23
Provision for warranties during the period	3	4
Warranty claims during the period	(4)	(7)

Balance at December 31	$20	$20

In the normal course of business we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners. These guarantees and indemnifications would not materially impact our financial condition or results of operations, although indemnifications associated with our actions generally have no dollar limitations.

In conjunction with recent acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the respective contract. For those representations and warranties which survive closing, they generally survive for periods up to two years or the expiration of the applicable statutes of limitations, but some may survive longer. Potential losses under the indemnifications are, in most cases, limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. We are not aware of any circumstances that would materially impact our financial condition, results of operations or cash flows in connection with guarantees and indemnities entered into with respect to acquisition and divestiture activities.

7.	Commitments and Contingencies

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and one of its affiliates (collectively, the “plaintiffs”), filed suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division (the Court). The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. On December 31, 2002, we entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation with the plaintiffs. At the request of the parties, on January 2, 2003, the Court dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, we recorded a litigation charge and established an accrual in the amount of $250 million in the fourth quarter of fiscal 2002. Neither party admitted any liability or fault in connection with the settlement. Hillenbrand paid KCI $175 million out of its cash on hand in January 2003 and paid the final installment under the settlement of $75 million in December 2003.

Hillenbrand is committed to operating all of its businesses in a manner that protects the environment. In the past year, we have been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no or only minor fines or penalties and we have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities at sites in which we are currently involved is not expected to exceed $1 million. Hillenbrand believes it has provided adequate reserves in its financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

We are also subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, patent infringement, business practices, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decision could have a material adverse effect on our financial condition, results of operations and cash flows.

We are also involved in other possible claims, including product liability, workers compensation, employment related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies under which we assume a layer of coverage between $150 thousand and $1.5 million varying with policy year and type of coverage. Accruals for such claims are established based upon advice from internal and external counsel and historical settlement information for claims, related fees and for claims incurred but not reported. We utilize actuarial techniques and routinely consult with external actuaries in determining our accrual requirements. Historical patterns of claim loss information are used to arrive at claim factors which are then applied to loss estimates under the actuarial techniques. The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

8.	Special Charges

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, Hill-Rom announced it would eliminate approximately 300 salaried positions globally. Hill-Rom also announced it would hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. Upon completion, this action is expected to reduce net operating costs between $12 and $14 million annually. We began to experience some benefit during the first fiscal quarter of 2004, however, significant benefits are not expected to be realized until the beginning of calendar 2004. As of December 31, 2003, approximately 205 personnel had been terminated, resulting in the utilization of $6 million of the originally recorded accrual. As of this same date, approximately 68 new personnel had been hired under the new business structure. This action is expected to be completed no later than March 2004.

2002 Actions

During the fourth fiscal quarter of 2002, we announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter of fiscal 2002 Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is approximately $1 million, which is expected to be fully utilized no later than March 2004.

9.	Income Taxes

The effective income tax rate for the first quarter of 2004 approximated 35.7 percent compared to 34 percent for the first quarter of 2003. The higher rate in 2004 relates to higher levels of expected income in 2004 and the diminishing impact of select tax credits which have benefited our effective tax rate in prior years. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

10.	Stock-Based Compensation

Hillenbrand applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation, including stock and performance-based awards and units.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for the periods covered in this report:

	Quarterly
	Period Ended

	12/31/03	12/31/02

Net income, as reported	$57	$8
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1	—
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2)	(1)

Pro forma net income	$56	$7

Earnings per share:
Basic – as reported	$0.91	$0.12
Basic – pro forma	$0.89	$0.11
Diluted – as reported	$0.91	$0.12
Diluted – pro forma	$0.89	$0.11

11.	Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the business. In analyzing segment performance, management has historically reviewed income before income taxes and special items and net income before special items for each of its reporting segments. These reporting segments included Hill-Rom, Batesville Casket and Forethought.

With the continued evolution of the prior year realignment of the Hill-Rom business structure, changes have recently been adopted in terms of the way in which management views the business, including reporting to our executive management team. With these changes, the Hill-Rom reporting segment will now be split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Intersegment sales between the Americas/Asia Pacific and EMEA are generally accounted for at current market value or cost plus markup. Divisional income represents the division’s gross profit less their direct operating costs. Functional costs and eliminations include common costs, such as administration, finance and non-divisional legal and human resource costs, intercompany eliminations and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, will be presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information.

The reporting segments of Batesville Casket and Forethought will continue to be measured on the basis of income before income taxes and special items, however, the net income before special items measure will be discontinued. Intersegment sales do not occur between Hill-Rom, Batesville Casket and Forethought. Corporate, while not a segment, will also continue to be presented separately to aid in the reconciliation of segment information to that reported in the Condensed Consolidated Statements of Income.

Financial information regarding our reportable segments is presented below:

			Functional				Corporate
Quarterly Period Ended	Americas/		Costs and	Total	Batesville		and Other
December 31, 2003	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Forethought	Expense	Consolidated

Net revenues	$207	$51	$—	$258	$164	$106	$—	$528
Intersegment revenues	$12	$—	$(12)	$—
Divisional income	$68	$2	$(28)	$42
Income (loss) from continuing operations before income taxes (a)				$41	$46	$16	$(17)	$86
Income tax expense								$30

Income from continuing operations								$56
Income from discontinued operations (b)								$1

Net income								$57

			Functional				Corporate
Quarterly Period Ended	Americas/		Costs and	Total	Batesville		and Other
December 31, 2002	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Forethought	Expense	Consolidated

Net revenues	$207	$46	$—	$253	$152	$44	$—	$449
Intersegment revenues	$11	$—	$(11)	$—
Divisional income	$62	$2	$(26)	$38
Income (loss) from continuing operations before income taxes (a)				$35	$43	$(54)	$(13)	$11
Income tax expense								$4

Income from continuing operations								$7
Income from discontinued operations (b)								$1

Net income								$8

(a)	Forethought results reflect net capital (gains)/losses, including the effects of impairments, of ($10) million and $56 million in 2003 and 2002, respectively.

(b)	Reflects results of Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

12.	Acquisition of Advanced Respiratory

On October 17, 2003, Hill-Rom acquired 100 percent of the outstanding common shares of Advanced Respiratory, Inc. (ARI), a privately held manufacturer and distributor of non-invasive airway clearance products and systems. The results of ARI have been included in the Condensed Consolidated Financial Statements since that date. The acquisition of ARI complements Hill-Rom’s existing pulmonary expertise, expands its home-care product line, offers growth potential and is aimed at allowing Hill-Rom to leverage its clinical sales force. These benefits along with management’s belief in the growth potential for the business were key determinants in the valuation of the business.

The purchase price for the acquisition was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and payable no later than the end of calendar 2005. The amount of the working capital adjustments and all deferred payments were accrued in the Condensed Consolidated Balance Sheet as of December 31, 2003. The additional contingent purchase price is dependent upon ARI achieving certain net revenue targets over the next two years. Any required contingency payments would further increase goodwill at the time the net revenue targets are achieved.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired and the purchase price remains subject to adjustment for the contingency payments outlined above; thus, the allocation of the purchase price is subject to refinement.

At October 17,
2003

Current assets	$25
Property, plant and equipment	6
Intangible assets	14
Goodwill	61
Other long-term assets	1

Total assets acquired	107
Current liabilities	(3)
Long-term liabilities	(7)

Total liabilities assumed	(10)

Net assets acquired	$97

Of the $14 million of acquired intangibles, nearly the entire amount was assigned to technology assets that are subject to amortization. A non-compete agreement is also included, which will be amortized over a five-year period.

All of the reported goodwill will reside within the Clinical Division of Hill-Rom and none will be deductible for income tax purposes.

If the acquisition of ARI had been completed as of October 1, 2002, reported revenues, net income and diluted earnings per share for the fiscal quarter ended December 31, 2002 would have increased by approximately $11 million, $1 million and $0.01 per share, respectively. Based on the acquisition date of ARI and the timing of its inclusion in our Condensed Consolidated Financial Statements, the acquisition of ARI as of the beginning of the 2003 fiscal year would not have materially impacted our financial results for the fiscal quarter ended December 31, 2003.

13.	Subsequent Events

On October 30, 2003, we announced a definitive agreement to acquire Mediq, Incorporated (Mediq), a privately held company in the medical equipment outsourcing and asset management business. The acquisition of Mediq closed January 30, 2004. This acquisition should expand Hill-Rom’s product and service offerings, strengthen after-sales service capabilities and allow increased leverage of Hill-Rom’s global rental service center network. The purchase price for Mediq was approximately $330 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. We are currently still in the process of calculating the allocation of purchase price. For its fiscal year ended September 30, 2003, Mediq reported revenues from continuing operations of approximately $161 million.

In addition, on January 30, 2004 we completed the acquisition of the remaining 84 percent of the equity of NaviCare Systems, Inc. (NaviCare) that we did not already own for approximately $14 million, including deferred payments of $2 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions to health care enterprises. NaviCare’s portfolio of communications and workflow products will become a key component of Hill-Rom’s workflow solutions offerings. The acquisition of NaviCare is not expected to materially impact our revenues or results of operations in fiscal year 2004.

On February 13, 2004, we announced a definitive agreement for the sale of Forethought Financial Services, Inc. (Forethought), to FFS Holdings, Inc., an acquisition vehicle formed by The Devlin Group, LLC. Forethought is a leading provider of insurance and trust-based financial products and services for pre-planning funeral services. Forethought serves funeral-planning professionals with marketing support for pre-arranged funeral services funded by life insurance policies and trust products. Forethought consists of the following subsidiaries: Forethought Life Insurance Company; Forethought Life Assurance Company; Arkansas National Life Assurance Company; Forethought Federal Savings Bank; and The Forethought Group, Inc.

Under the terms of the transaction, FFS Holdings, Inc. will acquire all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Hillenbrand will receive estimated cash proceeds in the transaction of between $48 and $53 million, provide seller financing in various forms with an estimated face value of $136 million, retain certain partnership assets of Forethought with an estimated value of between $90 and $95 million and receive warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. This results in total nominal consideration of approximately $280 million, subject to adjustments. The seller financing will be subject to an estimated discount of between $30 and $35 million to reflect a market rate of return on the financing, which is expected to be recognized in future periods as accretion on the underlying financial instruments.

The seller financing will be in the form of a seller note with an estimated face value of approximately $92 million, subject to adjustment for changes in the business. This note will carry an increasing rate of interest over its ten-year term, with interest accruing at 6% for the first five years. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity. Financing will also include preferred stock in the amount of $29 million, which will carry a 5% stated rate of interest for its entire ten-year term. This entire note, including interest, is payable at maturity. Additional financing is also being provided in the form of a $15 million debt service account associated with third party secured financing to be obtained under the transaction. We are scheduled to receive releases from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.

The divestiture of Forethought will result in a loss. While this loss will generate significant tax benefits, as a result of limitations on our ability to utilize capital losses related to the transaction, tax benefits recognized in conjunction with the sale will be limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. We expect to recognize a net loss on the divestiture of Forethought upon closing of between $90 and $100 million, plus transaction fees and subject to adjustment for changes in the business between now and closing. The transaction is anticipated to close in our fiscal 2004 third quarter.

While Forethought has been part of Hillenbrand since its formation in 1985, there are several reasons behind the transaction at this time, including, but not limited to, the following. Managing a large insurance and financial services company is very different than managing companies that manufacture products and provide related services. Additionally, a financial services company is subject to a variety of outside influences, including exposure to financial market volatility that has made it difficult to understand our operating performance at times in the past. Moreover, Forethought's strategic priorities and opportunities are inconsistent with those of Hillenbrand. Separating Forethought from our other operating companies should allow management to better focus on achieving our strategic goals. It is for these reasons, among others, that our management, Board of Directors and outside advisors launched a comprehensive review of strategic alternatives and concluded that the best interests of our shareholders, customers and employees would be served by the sale of Forethought, allowing us to focus our resources on future growth opportunities in the health care marketplace, and maintain our longstanding commitment to Batesville Casket Company.

Summarized financial information of Forethought included in the Condensed Consolidated Statements of Income for the quarterly periods ended December 31, 2003 and 2002 was as follows:

	2003	2002

Investment income	$43	$47
Earned revenue	53	53
Net capital gains (losses)	10	(56)

Total net revenues	106	44
Benefits paid	22	24
Credited interest	44	48
Other costs of revenue	16	17
Other operating expenses	8	9

Income (loss) before income taxes	$16	$(54)

All insurance assets and liabilities are separately captioned within the Condensed Consolidated Balance Sheets included herein. In terms of operating cash flows, as Forethought operates in a regulated environment, its cash flows are generally neutral to Hillenbrand with the exception of certain operating expenses of The Forethought Group, Inc. that are routinely funded by Hillenbrand. Hillenbrand has also in the past made capital contributions to and received dividends from Forethought, thereby impacting our overall cash position. During the quarter ended December 31, 2003, we received a dividend of $28.6 million from Forethought.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Overview

Hillenbrand Industries is organized into three major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated services for wound, pulmonary and circulatory care and provides medical equipment outsourcing and asset management services. Batesville Casket and Forethought both serve the funeral services industry. Batesville Casket is a manufacturer of caskets and cremation-related products while Forethought is a provider of funeral planning financial products.

In the most recent Form 10-K, we outlined our overall strategic plan and commitment to accelerate shareholder value and growth. While there have been no material changes to this plan and commitment, significant progress has been made during the first quarter of fiscal 2004 with respect to various of our strategic initiatives. With respect to our pursuit of profitable revenue growth, in October 2003 we completed the acquisition of Advanced Respiratory, Inc., a privately held manufacturer and distributor of non-invasive airway clearance products and systems. Advanced Respiratory complements Hill-Rom’s existing pulmonary expertise, is expected to expand Hill-Rom’s home-care product line, offers growth potential and should allow Hill-Rom to leverage its clinical sales force. In January 2004, we completed the acquisition of Mediq, Incorporated, a privately held company in the medical equipment outsourcing and asset management business. This acquisition is expected to expand Hill-Rom’s product and service offerings, strengthen its after-sales service capabilities and allow increased leverage of its global service center network. In early February 2004, we completed the acquisition of the remaining 84 percent equity interest of NaviCare Systems, Inc. (NaviCare) that we did not already own. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises and fits squarely into Hill-Rom’s goal of offering products, services and solutions to enhance the efficiency and effectiveness of the patient care environment.

In terms of asset and portfolio management, in October 2003 we completed the sale of Hill-Rom’s piped-medical gas business. The sale of Hill-Rom’s infant care business is still pending, with regulatory review currently underway in various European countries, including the United Kingdom. This sale is intended to close in the third quarter of fiscal 2004. As previously announced, these businesses were selected for divestiture as they no longer fit within our strategic portfolio. They are considered to have limited future growth potential, possess unique sales channels and research and development requirements, have low profit margins and would require significant investment to achieve their limited growth potential.

With regard to lowering our cost structure, the prior year realignment and new business structure at Hill-Rom are yielding the desired results. While certain elements of the realignment actions are continuing as planned, we are beginning to realize the estimated savings in net operating costs resulting from the lower headcount and the operational benefits associated with the new structure. We do not expect to receive full benefits with respect to the realignment until the beginning of calendar 2004. From a raw material perspective, while our strategic sourcing initiatives at all businesses continue to be successful, we are seeing some pricing pressure with respect to steel at both Hill-Rom and Batesville Casket. Despite having most of our requirements subject to annual fixed price contracts, strong world-wide steel demand, coupled with strained production capacity and a weak dollar, is causing many domestic steel companies to implement price increases and surcharges. We expect to receive steel surcharges on the majority of the steel we purchase in coming months. If strong world-wide steel demand continues, the strained production capacity could also pose a risk with respect to the timing and availability of steel deliveries from our suppliers.

In the area of new product development, we continue to invest heavily in our product quality and new product development initiatives. New products introduced in fiscal 2003 include the TotalCare Bariatric bed, the AvantGuard bed in Europe, the ActiveCare product for the prevention of deep vein thrombosis and new engineered wood casket products. In 2003 Batesville Casket also reintroduced select premium wood caskets under the Marsellus brand name. While no significant new product launches occurred in the first quarter, during the second quarter of fiscal 2004 it is expected that we will launch two new bed platforms in North America, the VersaCare and CareAssist. The VersaCare platform is a more feature-rich replacement to our current Advanta product offering. The CareAssist product is an entry-level offering at a lower price point than the VersaCare or Advanta, providing increased flexibility to our customers that need fewer features on their bed platforms. While we believe these products will be successful in the marketplace, their introduction could have an impact on the timing of orders and shipments as some customers may delay purchasing decisions in anticipation of the new product launches.

In addition to the effects of the continued execution of our overall Corporate strategy, other trends in our businesses that have impacted and may continue to impact future performance are outlined below.

The health care products industry is a diverse and highly competitive industry. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. These long-term trends are reflected in increasing days of inpatient stays at acute care facilities in the United States and Western Europe, resulting in modest demand for new facilities and pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of staffing shortages.

In addition, health care providers are under continued pressure to control costs. As a result, purchasers of health care products and services such as those offered by our health care businesses continue to demand more cost effective products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits are causing increasing pressure to control costs under Medicare and Medicaid programs. In the area of Medicaid, a one-time federal subsidy is set to expire later this year, which if not renewed is expected to cause states to adopt further plans to reduce Medicaid eligibility and/or to increase or enact co-payments for treatment. Additionally, health care providers face cost control pressures due to increasing numbers of uninsured patients and increasing supply costs. Premium increases to health care plans and the rising uninsured population further exacerbate the reimbursement and economic environment for providers. In the aggregate, these cost control pressures can also impact the relative industry-wide demand for sales versus rental options in various product segments, which in turn can affect the sales versus rental mix of many products in Hill-Rom’s product portfolio.

Further, group purchasing organizations have come under increasing scrutiny regarding contracting practices, which have included various Congressional hearings. While Hill-Rom derives significant revenues through group purchasing organizations, it is not possible at this time to determine what impact, if any, future changes in the practices of group purchasing organizations could have on our results of operations.

We are continuing to assess the effects on our health care businesses of the Medicare reform legislation passed by Congress in November 2003, known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While all of the implications of this legislation are not yet clear, our initial assessment is that there will be no immediate impact. Although the legislation may cause increased pressure on prices in some of the businesses served by Hill-Rom, we could benefit from increased capital spending by hospitals resulting from favorable hospital reimbursement provisions in the legislation.

Hill-Rom believes that in order for it to achieve its goals of revenue growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis. Hill-Rom has been subject to increasing competitive pressure in areas in which it has not brought sufficient new products and features to market in the past. Hill-Rom’s increased commitment to new product development should generate additional growth opportunities in 2004 and beyond. New products expected to be launched in 2004, some of which were previously discussed, include bed systems, communication systems, architectural and furniture products and clinical therapy solutions.

Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term customer needs: improving the operational efficiency of healthcare facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency.

Management believes substantial opportunity exists to grow in these areas by leveraging Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. The recently completed acquisitions of Advanced Respiratory, Mediq and NaviCare aim to take advantage of these opportunities. Because of its heavy concentration in sales of capital equipment, Hill-Rom is susceptible to short-term demand fluctuations resulting from economic and regulatory changes and the timing of new product introductions. For example, Hill-Rom is currently experiencing some general softness in non-frame revenues in North America, including architectural, furniture, maternal care and ambulatory products, and lower rental unit volumes in Europe. Hill-Rom intends to continue its efforts to expand its non-capital products and services, which it believes will provide a more stable revenue base. Meanwhile, it will continue to focus on increasing its cost competitiveness in light of anticipated price pressures and low cost competitors, particularly in low- to mid-range products.

Hill-Rom sales and profitability have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year, due to a combination of sales incentives, which influence certain customers to accelerate purchases otherwise planned for future periods, compensation practices and customer capital equipment buying patterns. However, there is no assurance that these patterns will continue.

In the funeral services products industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated at approximately one-third of total deaths. Management expects these trends, which have resulted in declines in the volume of casket sales for Batesville Casket over the past three years, to continue in the near future. Although Batesville offers a line of cremation products, these products result in lower revenue and carry lower margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products and increased manufacturing and other operational efficiencies. Based on these trends and factors, Batesville’s strategy to improve profitability in the funeral services products industry will require it to continue to differentiate its products on the basis of quality, innovation, personalization and customer service, while at the same time continuing to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

Batesville’s recent performance was favorably impacted by the well-publicized severe cold and flu season in North America. It is estimated that the effect of the early cold and flu season yielded additional unit volume for the first quarter of 2004 of between one and two percent. This additional volume is not expected to be incremental for the year, as the reported incidences of colds and flu in North America have already seen significant declines from their peak levels.

In the funeral services insurance industry, volatility in the credit markets continues to be a concern. While no significant impairments were incurred during the first quarter and Forethought continues to take actions to improve the overall quality of the investment portfolio, there is continued risk of future impairments. Further, the current low interest rate environment continues to impact the investment yield on the portfolio, a trend that is not likely to improve significantly in the near-term. The underwriting component of the insurance business appears to have now stabilized, after recent periods of pressure resulting from the rationalization of certain sales and marketing programs and general economic weakness. While the competitive marketplace has made it difficult to fully align the crediting rate applied to the underlying policies sold with overall investment returns, Forethought has been able to enact certain crediting rate actions and has now achieved its targeted spread between its investment return and the rate of earnings on its policies in force.

On February 13, 2004, we announced a definitive agreement for the sale of Forethought to FFS Holdings, Inc., an acquisition vehicle formed by The Devlin Group, LLC. Under the terms of the transaction, FFS Holdings, Inc. will acquire the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. While Forethought has been part of Hillenbrand since its formation in 1985, there are several reasons behind the transaction at this time, including, but not limited to, the following. Managing a large insurance and financial services company is very different than managing companies that manufacture products and provide related services. Additionally, a financial services company is subject to a variety of outside influences, including exposure to financial market volatility that has made it difficult to understand our operating performance at times in the past. Moreover, Forethought's strategic priorities and opportunities are inconsistent with those of Hillenbrand. Separating Forethought from our other operating companies should allow management to better focus on achieving our strategic goals. It is for these reasons, among others, that our management, Board of Directors and outside advisors launched a comprehensive review of strategic alternatives and concluded that the best interests of our shareholders, customers and employees would be served by the sale of Forethought, allowing us to focus our resources on future growth opportunities in the health care marketplace, and maintain our longstanding commitment to Batesville Casket Company. For further detail on this divestiture, see Note 13 to the Condensed Consolidated Financial Statements.

During the remainder of fiscal 2004, we have three collective bargaining agreements that will expire, including one at a Batesville Casket plant. If we are not able to negotiate satisfactory new agreements, the effects on our business and results of operations could be material. However, we have not experienced any significant labor disputes or work stoppages in recent years, and we have no reason to suspect that we will have significant difficulties in connection with the negotiation of new collective bargaining agreements to replace the ones that are expiring.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.

Consolidated Revenues

	Quarterly Period Ended

	December 31,	December 31,
($ in Millions)	2003	2002	% Change

Revenues:
Health Care sales	$165	$172	(4.1)
Health Care therapy rentals	93	81	14.8
Funeral Services sales	164	152	7.9
Insurance revenues	106	44	140.9

Total Revenues	$528	$449	17.6

Consolidated revenues of $528 million in the first quarter of 2004 increased $79 million compared to $449 million in the first quarter of 2003. The increase in revenue was primarily related to the period-over-period favorability in net capital gains/losses at Forethought. In the first quarter of 2004, Forethought recognized net capital gains of approximately $10 million, compared to a net capital loss of $56 million recognized in the prior year period. The fiscal 2004 net capital gains are net of impairments of less than $1 million, while the prior year period reflects net capital gains of $12 million and impairments of $68 million. Revenues also benefited from the first quarter 2004 acquisition of Advanced Respiratory, Inc. (ARI), which increased Health Care therapy rental revenues approximately $12 million. Funeral Services sales of $164 million increased $12 million from $152 million in the prior year due primarily to increased burial casket volume and favorable price realization. Health Care sales revenue of $165 million declined $7 million, as volume declines, most notably in non-frame product lines, and unfavorable price realization were only partially offset by the effect of favorable exchange rates of approximately $7 million.

Consolidated Gross Profit

	Quarterly Period Ended		Quarterly Period Ended
	December 31, 2003		December 31, 2002

		% of		% of
($ in Millions)		Revenues		Revenues

Gross Profit:
Health Care sales	$79	47.9	$83	48.3
Health Care therapy rentals	50	53.8	41	50.6
Funeral Services	90	54.9	83	54.6
Insurance	24	22.6	(45)	(102.3)

Total Gross Profit	$243	46.0	$162	36.1

Consolidated gross profit of $243 million for the first quarter of 2004 increased $81 million from $162 million in the prior year quarter. As a percentage of sales, consolidated gross profit margins of 46.0% increased substantially from 36.1% in the prior year period. The increase in gross profit and related margin was primarily due to the favorability in net capital gains/losses at Forethought, as previously discussed. The increase in Health Care therapy rental gross profit was largely due to the acquisition of ARI, which increased gross profit by approximately $8 million. Funeral Services gross profit increased $7 million, driven by higher volumes, increased price realization and net improvements in production costs. Health Care sales gross profit declined $4 million, primarily due to the lower volumes and unfavorable price realization previously discussed, partially offset by improved product mix.

Other

	Quarterly Period Ended

	December 31,	December 31,
($ in Millions)	2003	2002	% Change

Other operating expenses	$153	$149	(2.7)
% of Total Revenues	29.0%	33.2%
Interest expense	(3)	(4)	25.0
Investment income	1	3	(66.7)
Other	(2)	(1)	(100.0)

Other income/(expense), net	$(4)	(2)	(100.0)

Other operating expenses, including insurance operations, increased $4 million from $149 million in the first quarter of 2003 to $153 million in the first quarter of 2004. As a percentage of revenues, operating expenses decreased to 29.0% in 2004 from 33.2% in 2003 as a result of the higher revenue base, which was significantly influenced by the favorability in net capital gains/losses at Forethought. The overall higher expense level was impacted by the acquisition of ARI, which added operating expenses of approximately $4 million. Distribution costs increased approximately $1 million over the prior year quarter resulting from the increase in volumes at Batesville Casket. Amortization costs have also increased in 2004 as a result of the implementation of numerous modules of our enterprise technology platform throughout the organization. These increases were partially offset by lower expenses in other areas, including lower research and development costs and reduced sales and marketing costs resulting from the timing of new product introductions and compensation and benefit related savings associated with the 2003 Hill-Rom realignment.

Interest expense decreased $1 million compared to the first quarter of 2003 due primarily to the repurchase of $157 million of debt completed during the fourth quarter of 2003. Investment income for the quarter decreased $2 million in the first quarter of 2004 compared to 2003 due to lower average cash and cash equivalents. Other expenses increased $1 million in 2004 to $2 million.

The effective income tax rate for the first quarter of 2004 was 35.7%, increasing from 34.0% in the prior year quarter. The higher rate in 2004 relates to higher levels of expected income and the diminishing impact of select tax credits which have benefited our effective tax rate in prior years.

Income from continuing operations increased $49 million to $56 million in the first quarter of 2004, compared to $7 million in the prior year quarter. This equates to diluted earnings per share of $0.89 for the first quarter of 2004, compared to $0.11 per share in the first quarter of 2003.

Income from discontinued operations remained essentially unchanged at approximately $1 million in both first quarter periods.

Operating Company Results of Operations

Health Care

	Quarterly Period Ended

	December 31,	December 31,
($ in Millions)	2003	2002	% Change

Revenues:
Health Care sales	$165	$172	(4.1)
Health Care therapy rentals	$93	$81	14.8
Cost of revenues:
Health Care sales	$86	$89	3.4
Health Care therapy rentals	$43	$40	(7.5)
Gross profit:
Health Care sales	$79	$83	(4.8)
% of revenues	47.9%	48.3%
Health Care therapy rentals	$50	$41	22.0
% of revenues	53.8%	50.6%

Health Care Sales

Health Care sales decreased $7 million, or 4.1%, to $165 million in the first quarter of 2004 compared to $172 million in the first quarter of 2003. Declines in price realization of $5 million and volume of $8 million were the primary drivers of the overall decrease in revenues, partially offset by the effect of favorable foreign exchange rates of $6 million. Within North America, volume declines were experienced primarily in our non-frame product lines, including architectural, maternal care, communications and furniture product groups. A series of actions, including product enhancements and selected staffing increases, are underway to address these product areas. In the platform product area, the VersaCare bed is scheduled to launch during the second quarter of fiscal 2004, replacing our current Advanta product offering with a more feature-rich product. During the second quarter we plan to launch our new CareAssist product, an entry-level offering at a lower price point than the VersaCare or the current Advanta product offering. Within Europe, the Middle East and Africa (EMEA), volumes were essentially flat compared to the prior year quarter.

Gross profit for Health Care sales decreased $4 million, or 4.8%, from $83 million in the first quarter of 2003 to $79 million in the first quarter of 2004. As a percentage of sales, gross profit was 47.9% in 2004 compared to 48.3% in the first quarter of 2003. The decrease in gross profit was primarily related to the lower volumes. Price realization also contributed to the decline, as we continue to experience pricing pressures in certain product areas. Partially offsetting the decline in gross margin was an improvement in product mix.

Health Care Therapy Rental

Health Care therapy rental revenue increased $12 million to $93 million in the first quarter of 2004. This increase was primarily due to an $18 million increase in volume, which included approximately $12 million of additional volume related to the acquisition of ARI during the first quarter of 2004. This increase was partially offset by a decline in price realization and unfavorable product mix. EMEA revenues increased slightly due to favorable exchange rates of $1 million, partially offset by a slight decline in volume.

Health Care therapy rental gross profit increased $9 million to $50 million in the first quarter of 2004, compared to $41 million in the prior year period. As a percentage of sales, gross profit was 53.8% compared to 50.6% in the first quarter of 2003. The increase in gross profit was primarily due to the acquisition of ARI, but also benefited approximately $2 million from the improved cost structure accompanying Hill-Rom’s prior year realignment.

Funeral Services

	Quarterly Period Ended

	December 31,	December 31,
($ in Millions)	2003	2002	% Change

Revenues:
Funeral Services sales	$164	$152	7.9
Insurance revenues	$106	$44	140.9
Cost of revenues:
Funeral Services	$74	$69	(7.2)
Insurance	$82	$89	7.9
Gross profit:
Funeral Services	$90	$83	8.4
% of revenues	54.9%	54.6%
Insurance	$24	$(45)	153.3
% of revenues	22.6%	(102.3%)

Funeral Services Products

Funeral Services products revenue of $164 million increased $12 million from that reported in the prior year comparable period, including a $6 million increase in volume. We believe the increase in volume was due in part to the early and more intense flu season that peaked more rapidly than in prior years and whose viral strain differed from the vaccine offered in the current year. The volume increase also resulted from increased units associated with the acquisition of the Marsellus intellectual property during the second quarter of 2003, along with increased product penetration with select customers. Increased volume in Options cremations products and other miscellaneous product accessories also increased revenues approximately $2 million over the prior year quarter. In addition to the higher volume, revenues increased a net $6 million due to favorable price realization in the first quarter, partially offset by unfavorable product mix.

Funeral Services products gross profit increased $7 million, or 8.4%, to $90 million in the first quarter of 2004 from $83 million in the comparable prior year period. As a percentage of sales, gross profit was 54.9% in 2004 compared to 54.6% in 2003. The primary drivers of the increased margins were higher burial unit and other miscellaneous product volumes, improved price realization, continued efficiencies and improvements in production costs, and savings in purchased materials resulting from strategic sourcing initiatives. Partially offsetting these favorable developments were an overall product mix shift, increased fixed manufacturing costs associated with expanding manufacturing capabilities at one of our plants and somewhat increased material costs for steel and solid wood. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to lower margin wood products. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products without the negative impact on our margins. While sales of our veneer product line continue to increase, we have not yet reached our desired penetration level. Gross profit percentages are exclusive of distribution costs of $22 million, or approximately 13.4% of revenues, in the first quarter of 2004, up from $21 million, or 13.8% of revenues, in the prior year period, primarily as a result of higher volumes. Such costs are included in other operating expenses for all periods.

Funeral Services Insurance

Insurance revenues, consisting of underwriting and investment revenues, increased $62 million to $106 million in the first quarter of 2004. This increase was due entirely to the favorable differential in net capital gains/losses reported in 2004, which more than offset lower investment income. In 2004 net capital gains were approximately $10 million compared to net capital losses of $56 million in the prior year period. Revenues generated by underwriting were essentially unchanged from the prior year period. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. Investment income declined approximately $3 million in the first quarter of 2004 to $43 million, primarily attributable to limited partnership results and lower portfolio yield resulting from low interest rates and portfolio turnover. The funeral value of policies sold (that is, the amount of insurance put in place to prefund funeral arrangements) during the first quarter of 2004 was essentially unchanged when compared to the prior year period.

Net capital gains and losses recognized during the first quarter of 2003 included “other than temporary” impairment charges of $68 million, compared to less than $1 million during the first quarter of 2004. The 2003 recognized impairments included equity index funds, certain under performing investment and non-investment grade bonds and a private equity partnership, which had announced its intention to liquidate. As of December 31, 2003, the Forethought investment portfolio reflects a cumulative net unrealized gain of $158 million, which is net of unrealized losses of $12 million. Forethought continues to take steps to mitigate the risk of future impairments, however, volatility in the credit markets represents a continuing risk to future results of operations. The investment portfolio will continue to be closely monitored and additional impairment charges will be recognized, if considered appropriate.

Forethought recognized profit before other operating expenses of $24 million in the first quarter of 2004 compared to a loss of $45 million in the first quarter of 2003. The increase in profit before operating expenses was due primarily to the $66 million favorable differential in net capital gains/losses between the periods, as described above. Credited interest costs associated with policy growth declined approximately $4 million from the prior year as a result of crediting rate actions taken by Forethought during 2003 in response to economic conditions and lower portfolio yields. Benefits paid declined $2 million from the prior year resulting from policy product changes made to address the profitability issues associated with imminent deaths.

Liquidity and Capital Resources

	Quarterly Period Ended

	December 31,	December 31,
($ in Millions)	2003	2002	% Change

Cash Flows (Used In) Provided By:
Operating activities	$(13)	$96	(113.5)
Investing activities	(89)	(90)	1.1
Financing activities	(9)	(1)	(800.0)
Effect of exchange rate changes on cash	1	—	NM

(Decrease) Increase in Cash and Cash Equivalents	$(110)	$5	NM

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. We have not used any off-balance sheet arrangements, other than routine operating leases. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements.

Operating Activities

For the quarterly period ended December 31, 2003, net cash used in operating activities totaled $13 million compared to net cash provided by operating activities of $96 million for the quarter ended December 31, 2002. The decrease in operating cash flow was heavily influenced by the December 2003 final payment of $75 million ($47 million net-of-tax) made to KCI under the antitrust litigation settlement reached with KCI in 2002. This payment was funded from available cash on hand. A deterioration in working capital also contributed to the cash used in the first quarter of 2004, which was only partially offset by higher reported net income.

Depreciation, amortization and the write-down of intangibles increased slightly to $20 million in the first quarter of 2004 from $19 million in the 2003 comparable quarter.

Changes in working capital significantly decreased cash from operations. The KCI antitrust litigation payment referred to above was the primary driver of the decline. Accounts receivable performance deteriorated compared to the prior year period as overall days revenues outstanding increased nearly 5 days. This increase appears to be related primarily to collection issues which we believe are temporary in nature. Accounts payable declined from the prior year, as a result of normal repayments of traditionally higher fiscal year-end payables and lower receipts of production inventory at the end of December. A shift in income taxes from a receivable to a payable position and a reduction of deferred taxes, both influenced by timing of payments to KCI, provided a partial offset to the decline in working capital.

Investing Activities

Net cash used in investing activities for the quarterly period ended December 31, 2003 totaled $89 million compared to $90 million for the quarterly period ended December 31, 2002. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform. Capital expenditures also included miscellaneous plant and equipment expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Fiscal year 2004 capital expenditures, excluding the impact of acquisitions completed after December 31, 2003, are expected to approximate $100 million.

On October 20, 2003, we announced that we had completed our acquisition of Advanced Respiratory, Inc. (ARI), a privately held manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding. The amount of the working capital adjustments and all deferred payments were accrued in the Condensed Consolidated Balance Sheet as of December 31, 2003. This acquisition was funded directly out of our cash on hand. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

The divestiture of the piped-medical gas business was completed in October 2003 with the Company receiving gross proceeds of approximately $14 million.

Forethought invests cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and investment grade corporate bonds with fixed maturities, with lesser investments in commercial mortgage loans, high-yield corporate bonds and limited partnerships. Our objective is to purchase securities with maturities that match the expected cash outflows of insurance policy benefit payments. The investment portfolio is continually realigned to better meet this objective. Also contributing to the high level of sales in recent periods has been Forethought’s continuing efforts to mitigate the risk of future impairments by reducing our exposure to high-yield bonds and equities and lowering the limits for investments in individual securities, which have required further portfolio realignment.

Financing Activities

Net cash used in financing activities totaled $9 million for the quarterly period ended December 31, 2003 compared to $1 million for the quarter ended December 31, 2002. The increased use of cash in financing activities in 2004 compared to 2003 related to the unfavorable differential in insurance deposits received compared to insurance benefits paid.

Cash dividends paid increased to $17 million in the first fiscal quarter of 2004, compared to $15 million in the prior year comparable period. Quarterly cash dividends per share were $0.27 in 2004 and $0.25 in 2003.

Our long-term debt-to-capital ratio was 11.5% at December 31, 2003 compared to 23.9% at December 31, 2002. This decrease was primarily due to the reduction in long-term debt resulting from the repurchase of $157 million of our debt during the fourth quarter of fiscal 2003.

Other Liquidity Matters

As of December 31, 2003, cash and cash equivalents (excluding investments in insurance operations) had decreased $110 million to $70 million from $180 million at September 30, 2003. As outlined above, the primary reason for the decrease related to the $75 million payment made in December 2003 as part of the December 2002 settlement of the antitrust litigation with KCI and the purchase of ARI. The impact of these payments was partially offset by net cash flows generated from operations and proceeds received from the sale of the piped-medical gas business.

On August 2, 2002, we entered into two unsecured credit facilities totaling $500 million (the “Credit Facilities”) to be used to finance acquisitions and for working capital, capital expenditures and other corporate purposes. The Credit Facilities, which are with a syndicate of banks led by Bank of America, N.A. and Citicorp North America, Inc., consist of a $250 million 364-day senior revolving credit (“364-Day”) facility and a $250 million three-year senior revolving credit (“Three-Year”) facility. The term of the 364-Day facility expires in July 2004 while the Three-Year facility expires in August 2005. Borrowings under the Credit Facilities bear interest at variable rates, as defined therein. The availability of borrowings under the Credit Facilities is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55%, absence of default under the facilities and continued accuracy of certain representations and warranties contained in the Credit Facilities.

As of December 31, 2003, we: (i) had $13 million of outstanding, undrawn letters of credit under the Three-Year facility, (ii) were in compliance with all conditions set forth under the Credit Facilities, as amended, and (iii) had complete access to the remaining $487 million of borrowing capacity available under the Credit Facilities.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of December 31, 2003, we had $13 million of outstanding, undrawn letters of credit under these facilities.

We intend to continue to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand and cash flow from operations and borrowings, including the unborrowed portion of the Credit Facilities or new debt issuances, but may also issue additional debt and/or equity in connection with acquisitions.

In this regard, on July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. The registration statement has been declared effective and should provide us with significant flexibility with respect to our access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

On October 30, 2003, we announced a definitive agreement to acquire Mediq, Incorporated (Mediq), a privately held company in the medical equipment outsourcing and asset management business. The acquisition of Mediq closed January 30, 2004. The purchase price for Mediq was approximately $330 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The purchase was funded from cash on hand and from our Credit Facilities.

In addition, on January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare Systems, Incorporated (NaviCare) that we did not own for approximately $14 million, including deferred payments of $2 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises. NaviCare is not expected to materially impact our revenues or results of operations in fiscal year 2004. The purchase was funded from cash on hand.

Upon completion of the acquisitions of Mediq and NaviCare, we had $180 million of borrowing capacity available under the Credit Facilities. The form of permanent financing for the acquisitions is still under review, but may involve the issuance of debt and/or equity securities under our universal shelf registration statement.

In addition to the cash requirements of the above acquisitions, we expect to receive cash proceeds upon the completion of our anticipated divestiture of the infant care business of Hill-Rom. The disposition of the infant care business is expected to close in the third quarter of fiscal 2004, with proceeds of approximately $31 million at the time of closing. In addition, we will retain the outstanding receivables of the infant care business at the date of close, which are estimated to approximate $9 million. We also anticipate the receipt of between $48 and $53 million of cash proceeds from the pending disposition of Forethought, which is anticipated to close in our fiscal 2004 third quarter. See Note 13 to the Condensed Consolidated Financial Statements for more detail on the Forethought divestiture.

We believe that cash on hand and generated from operations and amounts available under our Credit Facilities, as amended, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

There have been no material changes in accounting policies from those outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. We will comply with the new deferral provisions and amendments of FIN 46R, as applicable, with full compliance no later than the second quarter of fiscal 2004. The impact of adoption on financial condition and results of operations is currently under evaluation, with the primary consideration being the likely consolidation of certain real estate partnership interests held within the Forethought investment portfolio that will be retained by Hillenbrand upon close of the Forethought divestiture. Consolidation of these partnerships would result in the inclusion of certain real estate assets and additional long-term debt on our Condensed Consolidated Balance Sheet, along with minority interest positions for the other partners. The estimated amounts of real estate and long-term debt which could be included on our Condensed Consolidated Balance Sheet are $200 and $150 million, respectively.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We will adopt the interim-period disclosures beginning with our second fiscal quarter of 2004.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 (the “Act”) or adopted rules, regulations and releases by the U.S. Securities and Exchange Commission (SEC) regarding our future plans, objectives, beliefs, expectations, representations and projections. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management’s Discussion and Analysis, the Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q and in other filings with the SEC. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially from those in any such forward-looking statements. Forward-looking statements are not guarantees of future performance. There are a number of factors – many of which are beyond our control – that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to our medical device products could expose us to enforcement actions or other adverse consequences.

•	Capital equipment sales and Therapy rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.

•	Negative performance of the Forethought insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. Our relationships with these customers and organizations pose several risks to us.

•	Increased prices for or unavailability of raw materials or finished goods used in our products could adversely affect profitability or revenues.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

•	Implementation of our Enterprise Resource Planning system could cause us to make unplanned expenditures or could cause disruptions in our business.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

•	We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry.

•	Hillenbrand’s success depends on its ability to retain its executive officers and other key personnel.

•	We may not be successful in negotiating satisfactory new agreements with employees under collective bargaining agreements, which could result in labor disputes or work stoppages.

For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended December 31, 2003, we filed three reports on Form 8-K.

The Form 8-K dated October 20, 2003 reported under “Item 5. Other Events” that we announced the completion of our acquisition of Advanced Respiratory, Inc.

The Form 8-K dated October 27, 2003 reported under “Item 5. Other Events” that we announced the sale of our piped-medical gas business for an undisclosed sum to Beacon Medical Products LLC, a privately held manufacturer owned by The Riverside Company. Also, on October 30, 2003, we announced that we had signed a definitive agreement to acquire Mediq, Incorporated, a privately held company that is a leader in providing medical equipment outsourcing, asset management and peak-needs rentals to hospitals, extended care and home medical equipment markets.

The Form 8-K dated December 5, 2003 reported under “Item 5. Other Events” that we announced the appointment of Anne Griswold Peirce, R.N., Ph.D. and Joanne C. Smith, M.D. to our Board of Directors. At the same time, we announced the retirement of two of our distinguished, long-time Board members, Daniel A. Hillenbrand and John C. Hancock.

During the quarter ended December 31, 2003, we furnished two reports on Form 8-K containing information pursuant to “Item 9. Regulation FD Disclosure”.

The Form 8-K dated November 13, 2003 furnished under “Item 12. Results of Operations and Financial Condition” that we announced our earnings for the fourth quarter and fiscal year ended September 30, 2003.

The Form 8-K dated December 23, 2003 furnished under “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” that we announced our audited fiscal 2003 year-end earnings and revenue results for the fourth quarter and fiscal year ended September 30, 2003. We also announced revised earnings and revenue guidance for the first fiscal quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: February 13, 2004	BY:	/S/	Scott K. Sorensen

Scott K. Sorensen Vice President and Chief Financial Officer

DATE: February 13, 2004	BY:	/S/	Gregory N. Miller

Gregory N. Miller Vice President – Controller and Chief Accounting Officer