Form 10-Q
period 2004-03-31
HILLENBRAND INDUSTRIES INC
filed 2004-05-10
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

700 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)

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

Yes [✓]           No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, without par value – 62,306,499 shares as of April 30, 2004.

HILLENBRAND INDUSTRIES, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
Condensed Consolidated Statements of Income for the Quarterly and Six-Month Periods Ended 3/31/04 and 3/31/03	3
Condensed Consolidated Balance Sheets at 3/31/04 and 9/30/03	4
Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended 3/31/04 and 3/31/03	5
Notes to Condensed Consolidated Financial Statements	6-26
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-51
Item 3 - Quantitative and Qualitative Disclosures About Market Risks	52
Item 4 - Controls and Procedures	52
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	53
Item 4 - Submission of Matters to a Vote of Security Holders	53
Item 6 - Exhibits and Reports on Form 8-K	54
SIGNATURES	56
Stock Purchase Agreement
Form of Certificate of Designation
Form of Warrant to Purchase Common Stock
Form of Promissory Note
Form of Guaranty
Form of Stock Pledge Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	03/31/04	03/31/03	03/31/04	03/31/03
Net Revenues
Health Care sales	$177	$185	$342	$357
Health Care therapy rentals	119	80	212	161
Funeral Services sales	176	164	340	316
Other (Note 3)	10	—	22	—

Total revenues	482	429	916	834
Cost of Revenues
Health Care cost of goods sold	92	92	178	181
Health Care therapy rental expenses	65	43	108	83
Funeral Services cost of goods sold	76	72	150	141
Other (Note 3)	8	—	16	—

Total cost of revenues	241	207	452	405

Gross Profit	241	222	464	429
Other operating expenses	139	131	286	270

Operating Profit	102	91	178	159
Other income (expense), net:
Interest expense	(6)	(5)	(11)	(9)
Investment income	1	2	2	5
Other	(2)	(10)	(5)	(23)

Income from Continuing Operations Before Income Taxes and Minority Interest	95	78	164	132
Income tax expense (Note 11)	(43)	(26)	(67)	(44)
Minority Interest in Consolidated Partnership Losses (Note 3)	1	—	1	—

Income from Continuing Operations	53	52	98	88
Discontinued Operations (Note 4):
(Loss) income from discontinued operations before income taxes
(including loss on impairment of discontinued operations of $129, $0, $129 and $0)	(116)	16	(97)	(26)
Income tax (benefit) expense	(15)	6	(8)	(8)

(Loss) income from discontinued operations	(101)	10	(89)	(18)

Net (Loss) Income	$(48)	$62	$9	$70

Income per common share from continuing operations – Basic (Note 5)	$0.85	$0.84	$1.57	$1.41
(Loss) income per common share from discontinued operations – Basic (Note 5)	(1.62)	0.17	(1.43)	(0.28)

Net Income per Common Share – Basic	$(0.77)	$1.01	$0.14	$1.13

Income per common share from continuing operations – Diluted (Note 5)	$0.85	$0.83	$1.56	$1.41
(Loss) income per common share from discontinued operations – Diluted (Note 5)	(1.61)	0.17	(1.42)	(0.28)

Net (Loss) Income per Common Share – Diluted	$(0.76)	$1.00	$0.14	$1.13

Dividends per Common Share	$0.27	$0.25	$0.54	$0.50

Average Common Shares Outstanding-Basic (thousands)	62,336	62,022	62,221	61,997

Average Common Shares Outstanding-Diluted (thousands)	62,776	62,162	62,588	62,132

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/04	9/30/03
ASSETS
Current Assets
Cash and cash equivalents	$80	$180
Trade receivables, net	398	356
Inventories	119	92
Deferred income taxes	27	63
Other	34	17

Total current assets	658	708
Equipment Leased to Others, net	146	57
Property, net	222	207
Real Estate Assets, net (Note 3)	209	—
Investments	104	143
Other Assets
Intangible assets:
Goodwill	347	77
Other	198	106
Deferred charges and other assets	38	41

Total other assets	583	224
Insurance Assets
Investments	—	3,259
Deferred Acquisition costs	—	695
Deferred income taxes	—	6
Other	—	64

Total insurance assets	—	4,024
Assets of Discontinued Operations (Note 4)	3,993	49

Total Assets	$5,915	$5,412

LIABILITIES
Current Liabilities
Trade accounts payable	$79	$79
Accrued litigation charge (Note 9)	—	75
Other	375	213

Total current liabilities	454	367
Long-Term Debt	439	155
Real Estate Debt (Note 3)	146	—
Other Long-Term Liabilities	132	116
Deferred Income Taxes	4	6
Insurance Liabilities
Benefit reserves	—	2,728
Unearned revenue	—	806
Other	—	68

Total insurance liabilities	—	3,602
Liabilities of Discontinued Operations (Note 4)	3,672	7

Total Liabilities	4,847	4,253

Commitments and Contingencies (Note 8)
Minority Interests (Note 3)	23	—

SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	55	47
Retained earnings	1,507	1,532
Accumulated other comprehensive income (Note 6)	9	118
Treasury stock	(530)	(542)

Total Shareholders’ Equity	1,045	1,159

Total Liabilities, Minority Interests and Shareholders’ Equity	$5,915	$5,412

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	03/31/04	03/31/03
Operating Activities
Net income	$9	$70
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	45	38
Net capital (gains) losses – Insurance	(11)	56
Change in noncurrent deferred income taxes	5	(22)
Loss on impairment of discontinued operations	109	—
Loss on disposal of fixed assets	4	—
Change in working capital excluding cash, current debt, acquisitions and dispositions	(54)	(152)
Change in insurance items:
Deferred acquisition costs	(1)	3
Unearned revenue	3	7
Increase in benefit reserves	37	21
Other insurance items, net	25	24
Other, net	(41)	15

Net cash provided by operating activities	130	60

Investing Activities
Capital expenditures and purchase of intangibles	(52)	(52)
Proceeds on sale of business	14	—
Other investments	—	(12)
Acquisitions of businesses, net of cash acquired	(429)	—
Insurance investments:
Purchases	(471)	(954)
Proceeds on maturities	152	117
Proceeds on sales	287	738

Net cash used in investing activities	(499)	(163)

Financing Activities
Additions to long-term debt	285	—
Payment of cash dividends	(34)	(31)
Proceeds on exercise of options	17	1
Insurance deposits received	154	169
Insurance benefits paid	(154)	(145)

Net cash provided by (used in) financing activities	268	(6)

Effect of exchange rate changes on cash	1	1

Total Cash Flows	(100)	(108)
Cash and Cash Equivalents:
At beginning of period	180	296

At end of period	$80	$188

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

We announced the divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003 and Forethought in the second quarter of 2004, as further described in Note 4 below. These operations are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that will be eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations is classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income and net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated

Statements of Cash Flows up to the disposal date and consistent with previous periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and all Variable Interest Entities (VIEs) of which we are deemed to be the primary beneficiary. Material intercompany accounts and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Condensed Consolidated Balance Sheets. The minority ownership interest of the related earnings or losses, net of tax, are classified as “Minority Interest in Consolidated Partnership Losses” in our Condensed Consolidated Statements of Income.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in debt and equity marketable securities as “available for sale” and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.

We use the equity method to account for our investments in limited partnership investments not consolidated under FIN 46. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition.

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

“Accounting for Stock-Based Compensation”, to all stock-based employee compensation for the periods covered in this report:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Net (loss) income, as reported	$(48)	$62	$9	$70
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	—	—	1	—
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2)	(1)	(4)	(2)

Pro forma net (loss) income	$(50)	$61	$6	$68

(Loss) earnings per share:
Basic – as reported	$(0.77)	$1.01	$0.14	$1.13
Basic – pro forma	$(0.79)	$0.99	$0.10	$1.09
Diluted – as reported	$(0.76)	$1.00	$0.14	$1.13
Diluted – pro forma	$(0.78)	$0.99	$0.10	$1.09

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. We have adopted the new deferral provisions and amendments of FIN 46R as of the second quarter of fiscal 2004. For more information of the impact of this standard, see Note 3 to the Condensed Consolidated Financial Statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We have adopted the interim-period disclosures in our second fiscal quarter of 2004 as shown in Note 7 of the Condensed Consolidated Financial Statements.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	3/31/04	9/30/03
Allowance for possible losses and discounts on trade receivables	$25	$26
Inventories:
Finished products	$86	$66
Work in process	11	12
Raw materials	22	14

Total inventory	$119	$92

Accumulated depreciation of equipment leased to others and property	$587	$591
Accumulated depreciation of real estate assets	$17	$—
Accumulated amortization of other intangible assets	$111	$105
Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	62,259,463	61,814,973
Treasury shares outstanding	18,064,449	18,508,939

3.	Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, a partial deferral of FIN 46 along with various other amendments. FIN 46 provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs). Specifically, FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. We have adopted FIN 46 as of March 31, 2004 and for the six months then ended. The adoption of FIN 46 required the consolidation of four VIEs that were previously not consolidated. These VIEs and the impact of the adoption of FIN 46 are discussed below.

Forethought’s insurance portfolio currently includes investments in real estate limited partnerships that have historically been accounted for at estimated fair value, based on the equity method of accounting. In accordance with the definitive agreement for the sale of Forethought (see Note 4 – Discontinued Operations), we will retain specific investments in real estate limited partnerships upon closing. As such, these partnership investments will be reported as a part of continuing operations. Four of these limited partnership investments are considered VIEs for which we are considered the primary beneficiary. As such, in accordance with FIN 46, these VIEs are being consolidated initially in this quarter’s financial statements.

The four consolidated VIEs consist of real estate limited partnerships that own, manage, operate, lease, mortgage, improve, develop and dispose of specified properties. These specified properties include two full-service hotels and two multi-tenant office buildings.

As consolidated entities, the results of operations and balance sheets of these businesses are included within our Condensed Consolidated Financial Statements. Specifically, the business’s revenue and cost of revenues for the quarter and year-to-date periods ended March 31, 2004 are presented as “other” and the operating and interest expenses are included within the corresponding lines of our Condensed Consolidated Statement of Income. The minority ownership interests of the related loss, net-of-tax, is classified as “Minority Interest in Consolidated Partnership Losses” in our Condensed Consolidated Statements of Income. The businesses’ noncurrent assets, consisting of office buildings and hotels, and the noncurrent liabilities, consisting of mortgages payable, are presented as “Real Estate Assets” and “Real Estate Debt” on the Condensed Consolidated Balance Sheets as of March 31, 2004. In addition, the current assets and liabilities are included within the corresponding lines of the Condensed Consolidated Balance Sheet as of March 31, 2004. As we adopted FIN 46 in the current quarter, the consolidation of these VIEs is as of March 31, 2004, and the results of operations and their cash flows for the three- and six-month periods ended March 31, 2004 are included in the condensed consolidated financial statements.

The following table provides summarized financial information for these real estate limited partnerships. Because these investments are partnerships, the associated tax benefit or expense is recorded directly by the partner.

	Quarterly	Year-to-Date
	Period Ended	Period Ended
	3/31/04	3/31/04
Income Statement information:
Revenue	$10	$22
Operating income	—	1
Net loss	(1)	(2)

	3/31/04

Financial position information:
Current assets	$9
Noncurrent assets	209
Current liabilities	15
Noncurrent liabilities	146
Net worth	$57

Our estimated maximum exposure to loss as a result of continuing involvement with these real estate limited partnerships is $143 million. The maximum exposure to loss represents the sum of the carrying value of our investment balances as of March 31, 2004, the estimated amounts that we intend to or are committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guaranteed under which we could potentially be required to perform. In addition, we have other funding commitments with these real estate limited partnerships, which are dependent upon the operating performance of the respective partnerships. Although these commitments are not quantifiable, they are not expected to exceed $20 million over the next three years.

4.	Discontinued Operations

On February 13, 2004, we announced a definitive agreement for the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by The Devlin Group, LLC. Forethought is a leading provider of insurance and trust-based financial products and services for pre-planning funeral services.

The terms of the transaction agreements provide that FFS Holdings, Inc. will acquire all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The agreements provide that Hillenbrand will receive estimated cash proceeds in the transaction of between $53 and $58 million, provide seller financing in various forms with an estimated face value of $136 million, retain specific investments in limited partnership assets of Forethought with an estimated value of between $85 and $95 million and receive warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. This results in total nominal consideration of approximately $280 million, subject to adjustments. The seller financing will be subject to an estimated discount of between $30 and $35 million to reflect a market rate of return on the financing, which is expected to be recognized in future periods as accretion on the underlying financial instruments.

The seller financing will be in the form of a seller note with an estimated face value of approximately $92 million, subject to additional adjustments for changes in the adjusted book value of the insurance companies at closing. This note will carry an increasing rate of interest over its ten-year term, with interest accruing at 6% for the first five years. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity. Financing will also include preferred stock in the amount of $29 million, which will accrue cumulative dividends at the rate of 5% per annum. The preferred stock is redeemable at any time at the option of FFS

Holdings and must be redeemed by FFS Holdings under specified circumstances. Additional financing will also be provided in the form of a $15 million debt service account associated with third party secured financing to be obtained by FFS Holdings under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.

The divestiture of Forethought will result in a loss. While this loss will generate significant tax benefits, as a result of limitations on our ability to utilize capital losses related to the transaction, tax benefits recognized in conjunction with the sale will be limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. In conjunction with this announced divestiture, in the three months ended March 31, 2004 we recognized a loss on the impairment of the discontinued net assets of Forethought of $109 million, net-of-tax, consisting of a $129 million pre-tax loss and a $20 million income tax benefit. The transaction is expected to close during fiscal 2004 and is subject to various conditions, including financing and regulatory and government approvals. The approvals include those of certain state insurance commissioners and the Office of Thrift Supervision.

While Forethought has been part of Hillenbrand since its formation in 1985, there are several reasons behind the transaction, including, but not limited to, the following. Managing a large insurance and financial services company is very different than managing companies that manufacture products and provide related services. Additionally, a financial services company is subject to a variety of outside influences, including exposure to financial market volatility that has made it difficult for shareholders to understand our operating performance at times in the past. Moreover, Forethought’s strategic priorities and opportunities are inconsistent with those of Hillenbrand. Separating Forethought from our other operating companies should allow management to better focus on achieving our strategic goals. It is for these reasons, among others, that our management, Board of Directors and outside advisors undertook a comprehensive review of strategic alternatives and concluded that the best interests of our shareholders, customers and employees would be served by the sale of Forethought, allowing us to focus our resources on future growth opportunities in the health care marketplace, and maintain our longstanding commitment to Batesville Casket Company.

In September 2003, Hill-Rom entered into definitive agreements to dispose of two non-strategic businesses:

•	On September 24, 2003, Hill-Rom signed a definitive agreement to sell its piped-medical gas business to Beacon Medical Products LLC, for $14 million, subject to working capital conditions existing at the date of closing. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities. Hill-Rom retained approximately $4 million of outstanding receivables and the land and building upon close.

•	On September 15, 2003, Hill-Rom signed a definitive agreement to sell its Air-Shields infant care business to Dräger Medical AG & Co. KGaA for approximately $31 million, subject to adjustment for certain conditions existing at closing. Air-Shields provides infant care warming therapy, incubators and other infant care products. Hill-Rom will retain the outstanding receivables of the infant care business at the date of close, which are estimated to approximate $9 million.

The divestiture of the piped-medical gas business closed in late October 2003. The sale of the Air-Shields infant care business is still pending, with regulatory review currently underway in various European countries. This sale is expected to close in the third quarter of fiscal 2004. Upon approval of the Board of Directors and the signing of the definitive sale agreements, both the infant care and piped-medical gas businesses were treated as discontinued operations for all periods presented within the Condensed Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In conjunction with the announced divestitures in the fourth quarter of fiscal 2003, we recognized an estimated loss on the disposal of the businesses of $51 million, net-of-tax, consisting of a $50 million pre-tax loss and a $1 million income tax provision. The loss on disposal was related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses. In evaluating the divestitures, it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since they were not fully integrated. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line that was integrated into Hill-Rom, was assigned to the respective businesses and fully considered in recognition of the estimated loss on the divestitures. The tax provision recorded on the loss resulted from the book and tax basis differentials associated with the businesses and our inability to readily utilize the net capital losses expected to be generated as a result of the divestitures.

Operating results for the discontinued operations were as follows for the quarterly and six-month periods ended March 31, 2004 and 2003:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Investment income	$46	$46	$91	$104
Earned revenue	55	53	108	106
Net capital gains (losses)	1	—	11	(56)
Other revenues	15	28	36	51

Net revenues from discontinued operations	$117	$127	$246	$205
Benefits paid	24	22	46	46
Credited interest	44	46	88	94
Other costs of revenue	25	31	54	63
Other operating expenses	11	12	26	28
Loss on impairment of discontinued operations	129	—	129	—

Pre-tax (loss) income from discontinued operations	$(116)	$16	$(97)	$(26)
Income tax (benefit) expense	(15)	6	(8)	(8)

(Loss) income from discontinued operations	$(101)	$10	$(89)	$(18)

Except for specific investments in real estate that are to be retained upon closing, all other insurance assets and liabilities are included in the assets and liabilities of discontinued operations, which are presented in separate line items within the Condensed Consolidated Balance Sheet as of March 31, 2004. The assets and the liabilities of the piped-medical gas and infant care businesses, as applicable, are included in the separate asset and liability of discontinued operations classifications in both periods. Components of assets and liabilities of discontinued operations were as follows:

	March 31	September 30
Current assets	$5	$21
Property, plant and equipment, net	4	6
Goodwill	22	22
Insurance assets	3,962	—

Assets of discontinued operations	3,993	49
Insurance liabilities	3,670	—
Other liabilities	2	7

Liabilities of discontinued operations	3,672	7

Net assets of discontinued operations	$321	$42

In terms of operating cash flows, since Forethought operates in a regulated environment its cash flows are generally neutral to Hillenbrand. Hillenbrand has also in the past made capital contributions to and received dividends from Forethought, thereby impacting our overall cash position. During the quarter ended December 31, 2003, we received a dividend of $29 million from Forethought. Cash flows from the piped-medical gas and infant care businesses generally approximate net income.

5.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were zero and 200,666 for the three- and six-month periods ended March 31, 2004 and 766,798 and 768,775 for the comparable periods of 2003. Cumulative treasury stock acquired, less cumulative shares reissued, has been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Net (loss) income (in thousands)	$(47,874)	$62,452	$8,710	$70,192
Average shares outstanding - Basic	62,336	62,022	62,221	61,997
Average shares outstanding - Diluted	62,776	62,162	62,588	62,132
Income per common share from continuing operations - Basic	$0.85	$0.84	$1.57	$1.41
(Loss) income per common share from discontinued operations - Basic	(1.62)	0.17	(1.43)	(0.28)

Net (loss) income per common share – Basic	$(0.77)	$1.01	$0.14	$1.13

Income per common share from continuing operations - Diluted	$0.85	$0.83	$1.56	$1.41
(Loss) income per common share from discontinued operations - Diluted	(1.61)	0.17	(1.42)	(0.28)

Net (loss) income per common share – Diluted	$(0.76)	$1.00	$0.14	$1.13

6.	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Net (loss) income	$(48)	$62	$9	$70
Net change in unrealized (loss) gain on available-for-sale securities	(97)	23	(114)	54
Foreign currency translation adjustment	—	—	5	4

Comprehensive (loss) income	$(145)	$85	$(100)	$128

The composition of accumulated other comprehensive income at March 31, 2004 and September 30, 2003 was the cumulative adjustment for unrealized gains on available-for-sale securities of $10 and $124 million, respectively, foreign currency translation adjustments of $0 and ($5) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

7.	Retirement Plans

Hillenbrand and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.

The components of net pension expense for defined benefit retirement plans in the United States for the quarterly and six-month periods ended March 31, 2004 and 2003 were as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Service cost	$3	$3	$5	$5
Interest cost	4	3	7	7
Expected return on plan assets	(4)	(3)	(8)	(8)
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$3	$3	$5	$5

As of March 31, 2004 we have made contributions of $5 million to our defined benefit pension plans during fiscal 2004. We presently anticipate contributing an additional $5 million during fiscal year 2004 to fund our pension plans, for a total contribution of $10 million.

We sponsor defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plans are based on both employee and Company contributions. Our contributions to the plans were $5 million for the six-month period ended March 31, 2004 and we expect to contribute an additional $6 million to the plans during the second half of the year for a total of $11 million.

8.	Guarantees

Limited warranties are routinely granted on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products, including those of recently acquired Advanced Respiratory, Inc. (ARI), have substantially longer warranty periods. A reserve is recognized with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. Warranty reserves are classified as Other current liabilities within the Condensed Consolidated Balance Sheets. A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/04	3/31/03	3/31/04	3/31/03
Balance at beginning of period	$21	$20	$21	$23
Provision for warranties during the period	3	9	6	13
Warranty reserves acquired	—	—	1	—
Warranty claims during the period	(4)	(8)	(8)	(15)

Balance at March 31	$20	$21	$20	$21

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

In conjunction with all other recent acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable agreement. Those representations and warranties that survive closing generally survive for periods up to two years or the expiration of the applicable statutes of limitations, but some may survive longer. Potential losses under the indemnifications are, in most, but not all cases, limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. In addition, in association with the divestiture of Forethought, we have agreed to provide a guarantee of payment on promissory notes of the retained real estate limited partnerships of up to $54 million. We are not aware of any circumstances that would materially impact our financial condition, results of operations or cash flows in connection with guarantees and indemnities entered into with respect to acquisition and divestiture activities.

9.	Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “plaintiff”) filed suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. The case has been stayed by an agreed court order until a ruling on our Motion to Dismiss, which is anticipated in May or June 2004. No trial date has been set.

Plaintiff is seeking certification of a class of all customers who purchased Hill-Rom® hospital beds and in-room products between 1999 and 2003 pursuant to an optional, package discount on capital equipment (including acute care hospital beds) purchases and specialty bed rentals offered to customers by Hill-Rom. Hill-Rom offered hospitals and group purchasing organizations the option of agreeing to use Hill-Rom® products to fulfill substantially all of their capital equipment and specialty rental bed needs in exchange for a bigger discount on the price of capital equipment. Hill-Rom also offered capital equipment and specialty rental beds separately with or without the substantial commitment with other discounts. There has been no discovery, briefing, or argument on class certification. Plaintiff seeks actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that may be awarded, recovery of attorney’s fees and injunctive relief.

We are aggressively defending ourselves against plaintiff’s allegations and in our pending Motion to Dismiss, we have asserted what we believe to be meritorious defenses, including the following. Plaintiff is a customer of the Company and thus has received the benefit of our optional discounts in the form of lower prices and did not suffer antitrust injury; plaintiff cannot state a tying claim because plaintiff concedes that no customer was forced to take our optional discounts; and, customers were free to purchase capital equipment beds and other in-room products and rent or purchase specialty hospital beds together or separately at affordable prices with attractive discounts. Moreover, our contract with plaintiff’s group purchasing organization permits the plaintiff to purchase beds, architectural products and patient room furniture from other providers and permits the group purchasing organization to terminate its contract with Hill-Rom on short notice without penalty.

We are committed to operating all of our businesses in a manner that protects the environment. In the past year, regulatory agency inspection activities have resulted in no significant risks or costs associated with non-compliance events. We have successfully implemented measures to abate any non-compliance conditions to conform with underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities at sites in which we are currently involved is not expected to exceed $1 million. We believe that we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

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

10.	Special Charges

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, Hill-Rom announced it would eliminate approximately 300 salaried positions globally. Hill-Rom also announced it would hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. Upon completion, this action is expected to reduce net operating costs between $12 and $14 million annually. We are now beginning to recognize significant benefits from these actions. As of March 2004, approximately 222 personnel had been terminated, resulting in the utilization of $6 million of the originally recorded accrual. As of this same date, approximately 69 new personnel had been hired under the new business structure. This action is expected to be completed in the second quarter of fiscal 2005, in correlation with the completion of the enterprise-wide technology platform integration.

2002 Actions

During the fourth fiscal quarter of 2002, we announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter of fiscal 2002 Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. The remaining accrual for these actions is less than $1 million, which is expected to be fully utilized no later than June 2004.

11.	Income Taxes

The effective tax rates for the second quarter and year-to-date periods ended March 31, 2004 were 45.2 percent and 40.8 percent, respectively. These effective tax rates include the effect of the establishment of a valuation allowance of $8 million provided in the second quarter. We have experienced certain foreign net operating losses that gave rise to deferred tax assets of $8 million. Although these loss carryforwards have no expiration dates, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance was established in the second quarter. Excluding the effect of the prior year's portion of the valuation allowance, the effective tax rate for the first six months of 2004 would have approximated 38 percent compared to 34 percent in 2003. The higher tax rate in 2004 relates to the diminishing impact of specific tax attributes which have benefited our effective tax rate in prior years and the discontinued tax benefit of certain foreign operating losses for the remainder of the year. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

12.	Segment Reporting

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the business.

With the continued evolution of the prior year realignment of the Hill-Rom business structure, changes were adopted in fiscal 2004 in terms of the way in which management views the business, including reporting to our executive management team. With these changes, the prior Hill-Rom reporting segment has now been split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Intersegment sales between the Americas/Asia Pacific and EMEA are generally accounted for at current market value or cost plus markup. Divisional income represents the division’s gross profit less their direct operating costs. Functional costs and eliminations include common costs, such as administration, finance and non-divisional legal and human resource costs, intercompany eliminations and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, will be presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information.

The reporting segment of Batesville Casket is measured on the basis of income from continuing operations before income taxes. Intersegment sales do not occur between Hill-Rom and Batesville Casket. Forethought results, which were previously considered a reporting segment, are now being presented in the results from discontinued operations as further discussed in Note 4 to the Condensed Consolidated Financial Statements. Corporate, while not a segment, includes the results of the consolidated real estate limited partnerships and is presented separately to aid in the reconciliation of segment information to that reported in the Condensed Consolidated Statements of Income.

Financial information regarding our reportable segments is presented below ($ in millions):

			Functional			Corporate
	Americas/		Costs and	Total	Batesville	and Other
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Expense	Consolidated
Quarterly Period Ended March 31, 2004
Net revenues	$252	$44	$—	$296	$176	$10	$482
Intersegment revenues	$4	$2	$(6)	$—
Divisional income	$77	$(3)	$(27)	$47
Income (loss) from continuing operations before income taxes				$53	$54	$(12)	$95
Income tax expense							$(43)
Minority interest in consolidated partnership losses							$1

Income from continuing operations							$53
Loss from discontinued operations (a)							$(101)

Net loss							$(48)
Quarterly Period Ended March 31, 2003
Net revenues	$225	$40	$—	$265	$164	$—	$429
Intersegment revenues	$10	$—	$(10)	$—
Divisional income	$73	$—	$(28)	$45
Income (loss) from continuing operations before income taxes				$47	$52	$(21)	$78
Income tax expense							$(26)

Income from continuing operations							$52
Income from discontinued operations (a)							$10

Net income							$62

			Functional			Corporate
	Americas/		Costs and	Total	Batesville	and Other
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Expense	Consolidated
Year-to-Date Period Ended March 31, 2004
Net revenues	$459	$95	$—	$554	$340	$22	$916
Intersegment revenues	$16	$1	$(17)	$—
Divisional income	$144	$—	$(56)	$88
Income (loss) from continuing operations before income taxes				$94	$101	$(31)	$164
Income tax expense							$(67)
Minority interest in consolidated partnership losses							$1

Income from continuing operations							$98
Loss from discontinued operations (a)							$(89)

Net income							$9
Year-to-Date Period Ended March 31, 2003
Net revenues	$435	$83	$—	$518	$316	$—	$834
Intersegment revenues	$20	$—	$(20)	$—
Divisional income	$134	$1	$(52)	$83
Income (loss) from continuing operations before income taxes				$81	$95	$(44)	$132
Income tax expense							$(44)

Income from continuing operations							$88
Loss from discontinued operations (a)							$(18)

Net income							$70

(a)	Reflects results of Forethought and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

13.	Acquisition of Advanced Respiratory

On October 17, 2003, Hill-Rom acquired 100 percent of the outstanding common shares of Advanced Respiratory, Inc. (ARI), a manufacturer and distributor of non-invasive airway clearance products and systems. The results of ARI have been included in the Condensed Consolidated Financial Statements since that date. The acquisition of ARI complements Hill-Rom’s existing pulmonary expertise, expands its home-care product line, offers growth potential and is aimed at allowing Hill-Rom to leverage its clinical sales force. These benefits along with management’s belief in the growth potential for the business were key determinants in the valuation of the business.

The purchase price for the acquisition was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheet as of March 31, 2004. The additional contingent purchase price is dependent upon ARI achieving certain net revenue targets over the next two years. Any required contingency payments would further increase goodwill at the time the net revenue targets are achieved.

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

If the acquisition of ARI had been completed as of October 1, 2002, reported revenues, net income and diluted earnings per share would have increased by approximately $11 million, $1 million and $0.01 per share, respectively for the quarter ended March 31, 2003, and $23 million, $2 million and $0.02 per share, respectively for the six months ended March 31, 2003. Based on the acquisition date of ARI and the timing of its inclusion in our Condensed Consolidated Financial Statements, the acquisition of ARI as of the beginning of the 2004 fiscal year would not have materially impacted our financial results for the six months ended March 31, 2004.

14.	Acquisition of Mediq

On January 30, 2004, Hill-Rom acquired Mediq, Incorporated (Mediq), a company in the medical equipment outsourcing and asset management business. The results of Mediq have been included in the

Condensed Consolidated Financial Statements since that date. This acquisition expands Hill-Rom’s product and service offerings, strengthens after-sales service capabilities and allows increased leverage of Hill-Rom’s global rental service center network.

The purchase price for Mediq was approximately $332 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The purchase price of Mediq continues to be subject to adjustment. In the third quarter of fiscal 2004, we expect to reach a final agreement with the seller as to the purchase price based upon reported assets and liabilities of Mediq as of the closing date. We deposited $3 million into an escrow account at the time of purchase. In addition, we are subject to another potential adjustment to the purchase price, which should be agreed upon by the end of the first quarter of fiscal 2006. This adjustment relates primarily to the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations and warranties. We deposited $20 million into an escrow account at the time of purchase in connection with this possible adjustment, which will be held until final resolution in fiscal 2006. The escrow amounts are included in the reported purchase price of Mediq. If either adjustment differs in amount from the current escrow balances, the reported purchase price would be increased or decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

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

At January 30,
2004
Current assets	$46
Property, plant and equipment	98
Intangible assets	69
Goodwill	196
Other long-term assets	1

Total assets acquired	410
Current liabilities	(36)
Long-term liabilities	(42)

Total liabilities assumed	(78)

Net assets acquired	$332

Of the $69 million of acquired intangibles, nearly the entire amount was assigned to customer relationship assets that are subject to amortization.

The reported goodwill will reside primarily in the Services Division of Hill-Rom, with lesser amounts residing in the Clinical Division and none will be deductible for income tax purposes.

If the acquisition of Mediq had been completed as of October 1, 2002, the second quarter and six-months ended March 31, 2004 revenues would have increased $12 million and $49 million, net income would have increased $1 million and $4 million, and diluted earnings per share would have increased $0.01 and $0.06, respectively. These results would have compared to increased revenues of $42 million and $83 million, net income of $6 million and $11 million and diluted earnings per share of $0.09 and $0.18 for the three- and six-month periods ended March 31, 2003, respectively. The net income and diluted earnings per share amounts in all periods presented exclude the impact of financing costs associated with the acquisition.

15.	Acquisition of NaviCare Systems

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare Systems, Inc. (NaviCare) that we did not already own for approximately $14 million, including deferred payments of nearly $2 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions to health care enterprises. NaviCare’s portfolio of communications and workflow products will become a key component of Hill-Rom’s workflow solutions offerings. The acquisition of NaviCare is not expected to materially impact our revenues or results of operations in fiscal year 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At January 30,
2004
Current assets	$2
Intangible assets	5
Goodwill	11

Total assets acquired	18
Current liabilities	(2)
Long-term liabilities	(2)

Total liabilities assumed	(4)

Net assets acquired	$14

The $5 million of intangibles acquired were assigned to non-compete agreements, technology assets, customer relationship assets and a trademark asset that are all subject to amortization.

All of the goodwill will reside in the Services Division of Hill-Rom and none will be deductible for income tax purposes.

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

Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.

Products for the patient care environment include a variety of electrically adjustable hospital beds. These hospital bed models include the TotalCare SpO2RT® bed, a pulmonary bed that delivers rotation, percussion, and vibration; the TotalCare® bed, a bed designed for the critically acute patient; the Advanta™, AvantGuard™ and recently introduced CareAssist™ and VersaCare™ beds, designed for a variety of med/surg applications; and the Affinity® III bed, a bed specifically designed for the needs of the maternity department. Other Hill-Rom® products for the patient care environment include stretchers, nurse call systems, surgical table accessories, bedside cabinets, adjustable-height overbed tables, mattresses and patient room furniture. Its architectural products include headwalls and power columns which enable medical gases, communication accessories and electrical services to be distributed in patient rooms.

Non-invasive therapy products include the CLINITRON® Air Fluidized Therapy system used in the treatment of advanced pressure sores, burns, flaps and grafts. Other surfaces such as the Flexicair®, SilkAir® and PrimeAire® ARS products in the U.S. and the Alto™, Primo™ and Duo® products in Europe are used primarily for wound prevention by providing advanced pressure relief to avoid skin breakdown. Products for pulmonary conditions include the TotalCare SpO2RT® and the V-Cue® mattress which provides continuous lateral rotation of the patient. The company’s recent acquisition of Advanced Respiratory added The Vest™ system, which delivers high frequency chest wall oscillation for airway clearance in chronic pulmonary disease patients. In circulatory care, we recently introduced the ActiveCare™ sequential compression device for the prevention of deep vein thrombosis.

Products and services to enhance operational efficiency and asset utilization of health care facilities include equipment service contracts for Hill-Rom’s capital equipment, and various professional services to assist in optimizing facility designs and improving caregiver safety and patient outcomes. Hill-Rom’s COMLinx®-LPM (Local Positioning Module) system provides wireless locating and tracking of equipment, patients and caregivers. With the recent acquisition of Mediq, we now provide peak-needs rentals and full-house asset management of a wide variety of moveable biomedical equipment such as ventilators, infusion pumps, monitors, etc. The recent acquisition of NaviCare has also added software products to optimize patient flow and scheduling.

Batesville Casket and Forethought Financial Services both serve the funeral services industry. Batesville Casket manufactures and sells caskets and cremation-related products. We have recently entered into an agreement to sell Forethought, which provides financial products and services designed to help people prefund anticipated funeral and cemetery costs, and have reflected its results as a discontinued operation in our Condensed Consolidated Financial Statements for all periods presented.

In our most recent Form 10-K, we outlined our overall strategic plan and commitment to accelerate shareholder value and growth. While there have been no material changes to this plan and commitment, we have made significant progress during the first six months of fiscal 2004 with respect to various of our strategic initiatives. With respect to our pursuit of profitable revenue growth, in October 2003 we completed the acquisition of Advanced Respiratory, Inc., a manufacturer and distributor of non-invasive airway clearance products and systems. Advanced Respiratory complements Hill-Rom’s existing pulmonary expertise, expands Hill-Rom’s home-care product line, and provides opportunity for growth through leveraging of its clinical sales force. In January 2004, we completed the acquisition of Mediq, Incorporated, a company that provides peak-needs rentals and asset management of moveable biomedical equipment and services. This acquisition expands Hill-Rom’s product and service offerings, strengthens its after-sales service capabilities and should allow increased leverage of its global service center network. Also in January 2004, we completed the acquisition of the remaining 84 percent equity interest of NaviCare Systems, Inc. (NaviCare) that we did not already own. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises and supplements Hill-Rom’s goal of offering products, services and solutions to enhance the efficiency and effectiveness of the patient care environment.

We also recently announced two important technology relationships that we have entered into that augment the benefits of the Mediq and NaviCare acquisitions. First, in August 2003 we entered into a supply agreement with Visonic Technologies Americas, Inc. and Elpas Electro-Optic Systems, Ltd. to provide us with access to Visonic’s wireless locating technology. This technology supports our recently introduced COMLinx™-LPM wireless locating and tracking system, which allows us to tag and track equipment and personnel in health care facilities. In January 2004 we entered into a distribution agreement with Vocera Communications, Inc. permitting Hill-Rom to sell, service and support Vocera’s wireless voice communication solution, which will allow wireless voice communication among health care facility workers throughout a facility. These technology relationships and the Mediq and NaviCare acquisitions provide the foundation for long-term growth and competitive advantage in Hill-Rom’s service business. Our strategy for growth in this business is based on the recognition that health care providers will face increasing demand in coming years as the baby boom generation ages and at the same time will face continued pressure to control health care costs. In this environment, we believe health care providers will need to increase patient throughput with higher levels of utilization of existing assets. We believe we now can facilitate dramatic improvements in asset utilization and in-patient flow, and we can provide flexibility to health care providers in achieving those objectives by offering them capital purchases, rental arrangements and comprehensive asset management programs across a broader range of products.

During the three and six month periods ended March 31, 2004, the Advanced Respiratory and Mediq acquisitions resulted in significant increases in health care therapy rental revenues and gross profit. The effect of the acquisitions on gross profit as a percentage of revenue has been negative, as lower margin rates associated with Mediq’s business more than offset the higher margin rates at Advanced Respiratory. We used cash on hand to purchase Advanced Respiratory and NaviCare and borrowings under our revolving credit facilities to fund the majority of the purchase price for Mediq. We anticipate refinancing these borrowings in 2004.

In terms of asset and portfolio management, in October 2003 we completed the sale of Hill-Rom’s piped-medical gas business. The sale of Hill-Rom’s infant care business, announced in September 2003, is still pending, with regulatory review currently underway in the United Kingdom. This sale is expected to close in the third quarter of fiscal 2004. As previously announced, these businesses were selected for divestiture as they no longer fit within our strategic portfolio. They were considered to have limited future growth potential, possessed unique sales channels and research and development requirements, had low profit margins and would have required significant investment to achieve their limited growth potential.

On February 13, 2004, we announced a definitive agreement for the sale of Forethought Financial Services to FFS Holdings, Inc., an acquisition vehicle formed by The Devlin Group, LLC, for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The transaction agreements provide that Hillenbrand will receive estimated net cash proceeds in the transaction of between $53 and $58 million, provide seller financing in various forms with an estimated face value of $136 million, retain certain partnership assets of Forethought with an estimated value of between $85 and $95 million and receive warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. This results in total nominal consideration of approximately $280 million, subject to adjustments. This excludes a dividend received by Hillenbrand in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. The seller financing, which will take the form of a seller note, preferred stock and a debt service account associated with third party financing for the transaction, will be subject to an estimated discount of between $30 and $35 million to reflect a market rate of return on the financing, which is expected to be recognized in future periods as accretion on the underlying financial instruments. We expect to recognize a net loss on the divestiture of Forethought upon closing of $109 million, plus transaction fees and subject to adjustment for changes in the business prior to closing. We anticipate that the transaction will close during fiscal 2004, subject to the satisfaction of various conditions including financing and regulatory and government approvals.

Following a comprehensive review of strategic alternatives, we concluded that the best interests of our shareholders, customers and employees would be served by the sale of Forethought, allowing us to focus our resources on future growth opportunities in the health care marketplace and maintaining our longstanding commitment to Batesville Casket Company. Managing a large insurance and financial services company is very different from managing companies that manufacture products and provide related services. Additionally, a financial services company is subject to a variety of outside influences, including exposure to financial market volatility, that have made it difficult for shareholders to understand our operating performance at times in the past. Moreover, Forethought’s strategic priorities and opportunities are inconsistent with those of Hillenbrand. Selling Forethought should allow management to better focus its time and resources on achieving our strategic goals.

With regard to lowering our cost structure, the prior year realignment and new business structure at Hill-Rom are yielding the desired results. While certain elements of the realignment actions are continuing as planned, we are beginning to realize the estimated savings in net operating costs resulting from the lower headcount and the operational benefits associated with the new structure. From a raw material perspective, while our strategic sourcing initiatives at all businesses continue to be successful, we are seeing some pricing pressure with respect to steel and other metals, solid wood and fuel at Hill-Rom and Batesville Casket. Despite having most of our steel requirements subject to annual fixed price contracts, strong world-wide demand, coupled with strained production capacity and a weak dollar, is causing many domestic steel companies to implement price increases and surcharges. We experienced significant steel price increases and surcharges during the second quarter of 2004, and fully expect to incur additional steel cost increases during the remainder of 2004. Finally, if strong world-wide steel demand continues, the strained production capacity could also pose a risk with respect to the timing and availability of steel deliveries from our suppliers.

In the area of new product development, we continue to invest heavily in our product quality and new product development initiatives. During the second quarter of fiscal 2004 we launched two new bed platforms in North America, the VersaCare™ and CareAssist™ beds. The VersaCare™ platform is a more feature-rich replacement to our current Advanta™ product offering, which is Hill-Rom’s single largest product. The CareAssist™ product is an entry-level offering at a lower price point than the VersaCare™ or Advanta™ products, providing increased flexibility to our customers that need fewer features on their bed platforms. While we believe these products will be successful in the marketplace, their introduction has had an impact on the timing of orders and shipments as many customers have delayed purchasing decisions as they evaluate the new product offerings, resulting in lower revenues and gross profit from health care in the three month and six month periods ended March 31, 2004. We expect that these delays will continue to adversely affect health care orders through the third quarter and revenues through the remainder of fiscal 2004. Hill-Rom also introduced the COMLinx™ wireless locating and tracking system, the PrimeAire®-ARS wound prevention surface and the Vocera wireless hands-free nurse communication system during the first six months of 2004. We plan to introduce new products in the architectural products, communications and furniture lines during the last half of fiscal 2004, replacing outdated products and enhancing workflow solutions. In the first quarter of fiscal 2004, Batesville Casket also reintroduced select premium wood caskets under the Marsellus™ brand name. New products introduced in fiscal 2003 included the TotalCare® Bariatric bed, the AvantGuard™ bed in Europe, the ActiveCare™ product for the prevention of deep vein thrombosis and new engineered wood casket products.

In addition to the effects of the continued execution of our overall Corporate strategy, other trends in our businesses that have impacted and may continue to impact future performance are outlined below.

The health care products industry is a diverse and highly competitive industry. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. We expect these long-term trends will result in increased demand for new facilities and pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of staffing shortages.

In addition, health care providers are under continued pressure to control costs. As a result, purchasers of health care products and services such as those offered by our health care businesses continue to demand more cost effective products and services that improve the quality and efficiency of patient care and service. Specifically, state and federal budget deficits are causing increasing pressure to control costs under Medicare and Medicaid programs. In the area of Medicaid, United States House of Representatives and Senate budget conferees are attempting to resolve differences in the fiscal year 2005 budget resolutions that could represent reductions in Medicaid funding. Further exacerbating the issue is the fact that a one-time federal subsidy is set to expire in June of this year, which if not renewed is expected to cause states to adopt further plans to reduce Medicaid eligibility and/or to increase or enact co-payments for treatment. Additionally, health care providers face cost control pressures due to increasing numbers of uninsured patients and increasing supply costs. Premium increases to health care plans further exacerbate the reimbursement and economic environment for providers. In the aggregate, these cost control pressures can also impact the relative industry-wide demand for sales versus rental options in various product segments, which in turn can affect the sales versus rental mix of many products in Hill-Rom’s product portfolio.

Further, group purchasing organizations have come under increasing scrutiny regarding contracting practices, which have included various Congressional and administrative hearings. While Hill-Rom derives significant revenues through group purchasing organizations, it is not possible at this time to determine what impact, if any, future changes in the practices of group purchasing organizations could have on our results of operations. At this time, no legislative or regulatory changes are anticipated.

We are continuing to monitor implementation and assess the effects on our health care businesses of the Medicare reform legislation passed by Congress in November 2003, known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While all of the implications of this legislation are not yet clear, our initial assessment is that there will be no immediate impact. Although the legislation may cause increased pressure on prices in some of the businesses served by Hill-Rom, we could benefit from increased capital spending by hospitals resulting from favorable hospital reimbursement provisions in the legislation.

Finally, increased cost projections associated with the Medicare reform legislation along with the growing federal deficit and other factors could combine to create what we believe to be conditions favorable to Medicare cost containment measures in 2005.

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

Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term customer needs: improving the operational efficiency of health care facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency.

Management believes substantial opportunity exists to grow in these areas by leveraging Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. The recently completed acquisitions of Advanced Respiratory, Mediq and NaviCare, along with the technology investments, aim to take advantage of these opportunities. Because of its heavy concentration in sales of capital equipment, Hill-Rom is susceptible to short-term demand fluctuations resulting from economic and regulatory changes and the timing of new product introductions. For example, Hill-Rom is currently experiencing some general softness in non-frame revenues in North America, including architectural, furniture, maternal care and ambulatory products, and lower rental unit volumes in Europe. Hill-Rom intends to continue its efforts to expand its non-capital products and services, which it believes will provide a more stable revenue base. Meanwhile, it will continue to focus on increasing its cost competitiveness in light of anticipated price pressures and low cost competitors, particularly in low- to mid-range products.

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

Batesville’s first quarter performance was favorably impacted by the well-publicized severe cold and flu season in North America. It is estimated that the effect of the early cold and flu season yielded additional unit volume for the first quarter of 2004 of between one and two percent. This additional volume did not continue into the second quarter and is not expected to be incremental for the year, as the reported incidences of colds and flu in North America have already seen significant declines from their peak levels.

In the funeral services insurance industry, volatility in the credit markets continues to be a concern. While no significant impairments were incurred during the first six months and Forethought continues to take actions to improve the overall quality of the investment portfolio, there is continued risk of future impairments. The underwriting component of the insurance business appears to have now stabilized, after recent periods of pressure resulting from the rationalization of certain sales and marketing programs. Although revenues are not growing, expense offsets have created a stable earnings pattern. While the competitive marketplace had made it difficult to fully align the crediting rate applied to the underlying policies sold with overall investment returns, Forethought continues to maintain its targeted spread between its investment return and the rate of earnings on its policies in force.

Batesville Casket’s collective bargaining agreement with the steelworkers union, covering approximately 725 employees at our facilities located in Batesville, Indiana, expired on May 1, 2004. Employees are currently working without a contract in place. We have made a final proposal to the union for a new agreement and are awaiting the union’s response to this proposal. At this point we are unable to predict when the union will respond to our proposal or whether the proposal will be acceptable to the union. The effects on our business of any work stoppage associated with a failure to reach a new agreement with the union would depend on a variety of factors, including the length of and number of employees participating in the work stoppage. Although we do not believe that any such work stoppage would have a material adverse effect on our business, financial condition or results of operations, we cannot provide any assurance that a work stoppage would not have such an effect.

In addition to the Batesville steelworkers contract, we have three additional collective bargaining agreements that will expire during the next twelve months. These agreements include two at Batesville Casket Company and one at Hill-Rom. If we are unable to negotiate satisfactory new agreements, the effects on our business could be material. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the next twelve months.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.

Consolidated Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($in Millions)	2004	2003	% Change	2004	2003	% Change
Revenues:
Health Care sales	$177	$185	(4.3)	$342	$357	(4.2)
Health Care therapy rentals	119	80	48.8	212	161	31.7
Funeral services sales	176	164	7.3	340	316	7.6
Other	10	—	N/A	22	—	N/A

Total Revenues	$482	$429	12.4	$916	$834	9.8

Consolidated revenues of $482 million in the second quarter of 2004 increased $53 million, or 12.4 percent, compared to $429 million in the second quarter of 2003. The increase in revenue was primarily related to the current year acquisitions of Advanced Respiratory, Inc. (ARI) and Mediq, Inc. (Mediq), which increased Health Care therapy rental revenues approximately $16 million and $23 million, respectively, in the second quarter. Funeral Services sales of $176 million increased $12 million from $164 million in the prior year due primarily to increased burial casket and other volume, along with favorable price realization. Health Care sales revenue of $177 million declined $8 million, as volume declines throughout the product portfolio were only partially offset by the effect of favorable exchange rates of approximately $5 million and Mediq capital revenue of $3 million. Other revenues of $10 million represent the revenue realized by the four real estate limited partnerships consolidated in accordance with FIN 46, as further described in Note 3 to the Condensed Consolidated Financial Statements.

For the six-month period ended March 31, 2004, consolidated revenues of $916 million increased $82 million, or 9.8 percent, over the comparable period of 2003. The majority of the year-over-year increase in revenue was due to the 2004 acquisitions of ARI and Mediq, which increased therapy rental revenues by $28 million and $23 million, respectively. Funeral Services sales of $340 million increased $24 million as a result of increased burial casket and other volume, along with favorable price realization. Health Care sales decreased $15 million in the six-month period to $342 million in 2004, as lower volumes in non-bedframe specialty products (communications, ambulatory, maternal care, architectural products and furniture) and unfavorable price were only partially offset by slightly higher bedframe volumes, the effect of favorable exchange rates of approximately $10 million and additional capital sales revenue at Mediq of $3 million. The real estate limited partnerships, discussed above, generated $22 million of other revenue during the six months ended March 31, 2004.

Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
		% of		% of
($in Millions)		Revenues		Revenues
Gross Profit
Health Care sales	$85	48.0%	$93	50.3%
Health Care therapy rentals	54	45.4%	37	46.3%
Funeral Services	100	56.8%	92	56.1%
Other	2	20.0%	—	—

Total Gross Profit	$241	50.0%	$222	51.7%

Consolidated gross profit of $241 million for the second quarter of 2004 increased $19 million, or 8.6 percent, from $222 million in the prior year quarter. As a percentage of sales, consolidated gross profit margins of 50.0 percent decreased from 51.7 percent in the prior year period. Health Care sales gross profit declined $8 million, primarily due to the impact of lower volumes, as previously discussed, and lower margin realization resulting from unfavorable price and higher costs. The increase in Health Care therapy rental gross profit was largely due to the acquisitions of ARI and Mediq, which increased gross profit by approximately $15 million. Health Care therapy rental gross profit as a percentage of revenues decreased to 45.4% in the second quarter primarily due to the lower margin rates of the recently acquired Mediq product lines. Funeral Services gross profit increased $8 million, driven by higher volumes and increased net price realization, partially offset by higher material costs associated with rising steel, other metals and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins and increased fixed manufacturing costs associated with plant expansion, insurance and employee benefits. The real estate limited partnerships generated gross profit of $2 million during the second quarter of 2004.

	Six Months Ended		Six Months Ended
	March 31, 2004		March 31, 2003
		% of		% of
($in Millions)		Revenues		Revenues
Gross Profit
Health Care sales	$164	48.0%	$176	49.3%
Health Care therapy rentals	104	49.1%	78	48.4%
Funeral Services	190	55.9%	175	55.4%
Other	6	27.3%	—	—

Total Gross Profit	$464	50.7%	$429	51.4%

For the six-month period ended March 31, 2004, consolidated gross profit increased $35 million, or 8.2 percent, to $464 million from $429 million in the prior year period. As a percentage of sales, consolidated gross profit margins of 50.7 percent decreased from 51.4 percent in the prior year period. The increase in Health Care therapy rental gross profit was largely due to the acquisitions of ARI and Mediq, which accounted for approximately $23 million of the increase. Health Care therapy rental gross profit as a percentage of revenues increased to 49.1% in the six-month period, as overall lower depreciation, improved cost structure and the nearly full-year impact of higher margins at ARI offset the lower margin rates of the recently acquired Mediq product lines. Funeral Services gross profit increased $15 million, driven by the same factors impacting the second quarter as previously discussed. Health Care sales gross profit declined $12 million, primarily due to lower volumes, unfavorable price realization and higher costs. The real estate limited partnerships generated $6 million of gross profit in the 2004 year-to-date period.

Other

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($in Millions)	2004	2003	% Change	2004	2003	% Change
Other operating expenses	$139	$131	(6.1)	$286	$270	(5.9)
% of Total Revenues	28.8%	30.5%		31.2%	32.4%
Interest expense	$(6)	$(5)	(20.0)	$(11)	$(9)	(22.2)
Investment income	1	2	(50.0)	2	5	(60.0)
Other	(2)	(10)	80.0	(5)	(23)	78.3

Other income/(expense), net	$(7)	$(13)	46.2	$(14)	$(27)	48.1

Other operating expenses increased $8 million and $16 million for the three- and six-month periods ended March 31, 2004 compared to the comparable periods of 2003. As a percentage of revenues, operating expenses of $139 million declined to 28.8 percent in the second quarter of 2004 compared to 30.5 percent in the prior year period. Operating expenses of $286 million decreased to 31.2 percent for the six-month period ended March 31, 2004 compared to 32.4 percent in the prior year period. The overall higher expense level was essentially due to the acquisitions of ARI and Mediq, which added operating expenses of approximately $10 million and $14 million for the three- and six-month periods, respectively. The integration of these recent acquisitions are in progress. Included in the operating expenses of these acquisitions are integration costs of $1 million for the three- and six-month periods of 2004, which will benefit future periods through the elimination of redundant costs. Operating expenses have also increased in 2004 as a result of higher information technology costs associated with the continued roll-out of our enterprise-wide technology platform. These increases were partially offset by $13 million of lower incentive compensation expense associated with earnings falling short of our targeted incentive levels and compensation and benefit related savings associated with the 2003 Hill-Rom realignment.

Interest expense increased $1 million compared to the second quarter of 2003 and $2 million compared to the six-month period ended March 31, 2003 due primarily to the inclusion of $2 million and $4 million, respectively, of mortgage interest expense from the consolidation of the real estate VIE’s and the interest on $285 million of borrowings under our revolving credit facilities used to fund the acquisition of Mediq in January 2004. This was partially offset by a decrease in interest expense resulting from the fourth quarter 2003 repurchase of $157 million of debt that carried higher interest rates. Investment income for the quarter and year-to-date periods decreased $1 million and $3 million in 2004 compared to the comparable periods in 2003 due to lower average cash and cash equivalents. Other expenses decreased $8 million and $18 million for the three- and six-month periods ended March 31, 2004 compared to the comparable periods in 2003, primarily resulting from decreases in losses on partnership investments at Forethought that will be retained by us upon sale of Forethought, and therefore included in continuing operations.

The effective income tax rates for the second quarter and year-to-date periods ended March 31, 2004 were 45.2 percent and 40.8 percent, respectively, increasing from 34.0 percent in the prior year periods. These effective tax rates include the effect of the establishment of a valuation allowance of $8 million provided in the second quarter. We have experienced certain foreign net operating losses that gave rise to deferred tax assets of $8 million. Although these loss carryforwards have no expiration dates, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance was established in the second quarter. Excluding the effect of the prior year's portion of the valuation allowance, the effective tax rate for the first six months of 2004 would have approximated 38 percent compared to 34 percent in 2003. The higher tax rate in 2004 relates to the diminishing impact of specific tax attributes which have benefited our effective tax rate in prior years and the discontinued tax benefit of certain foreign operating losses for the remainder of the year.

Income from continuing operations increased $1 million to $53 million in the second quarter of 2004, compared to $52 million in the prior year quarter. Year-to-date income from continuing operations increased $10 million, or 11.4 percent, to $98 million in 2004, compared to $88 million in the prior year comparable period. This equates to diluted earnings per share of $0.85 and $1.56 for the three- and six-month periods of 2004, compared to $0.83 and $1.41 per share for the comparable periods of 2003.

Income from discontinued operations decreased $111 million and $71 million in the three- and six-month periods primarily due to the $109 million loss on impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. The year-to-date loss was offset by an improvement in net capital gains and losses recognized at Forethought when compared to the prior year. During the first six months of 2004 Forethought recognized net capital gains of $11 million, compared to net capital losses of $56 million recognized during the first six months of 2003, which included other than temporary impairments of $79 million in 2003. Also offsetting the recognized loss was an improvement in revenues generated by underwriting, as earned revenue increased $2 million for the quarter and year-to-date periods, as a result of increased policies in force. Earned revenue consists of revenue from the cost of insurance and amortization of front-end load. Revenue from the cost of insurance is assessed based on mortality while front-end load represents the amortization of previously deferred revenue for services rendered following the policy sale. Credited interest costs associated with policy growth declined approximately $2 million and $6 million in the three- and six-month periods ended March 31, 2004 compared to the prior year comparable periods, as a result of crediting rate actions taken at Forethought in response to the continued low interest rate environment.

Operating Company Results of Operations

Health Care

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($in Millions)	2004	2003	% Change	2004	2003	% Change
Revenues:
Health Care sales	$177	$185	(4.3)	$342	$357	(4.2)
Health Care therapy rentals	$119	$80	48.8	$212	$161	31.7
Cost of revenues:
Health Care sales	$92	$92	—	$178	$181	1.7
Health Care therapy rentals	$65	$43	(51.2)	$108	$83	(30.1)
Gross profit:
Health Care sales	$85	$93	(8.6)	$164	$176	(6.8)
% of revenues	48.0%	50.3%		48.0%	49.3%
Health Care therapy rentals	$54	$37	45.9	$104	$78	33.3
% of revenues	45.4%	46.3%		49.1%	48.4%

Health Care Sales

Health Care sales decreased $8 million, or 4.3 percent, to $177 million in the second quarter of 2004 compared to $185 million in the second quarter of 2003. The decrease in revenues consisted primarily of a decline in volume of $14 million, partially offset by the effects of favorable exchange rates of approximately $5 million. Within North America, volume declines were experienced throughout the entire product portfolio, including patient platforms.

Within patient platforms, the introduction of two new major bed platforms in the second quarter of 2004 is reducing our visibility to the sales pipeline. The VersaCare™ bed platform will replace our largest selling Advanta™ platform with a more feature-rich product. The CareAssist™ bed offering is an entry-level offering at a lower price point than either the VersaCare™ or Advanta™ products designed for our customers with lower feature needs in their bed platforms.

With the introduction of these new platforms, our results and order patterns are being impacted in three primary ways. First, orders on hand at the time of the VersaCare™ bed introduction are being routinely delayed as customers wish to evaluate the new bed offering, possibly moving up to the more feature-rich product. Second, customers contemplating new orders are going through a similar evaluation process, delaying their buying decisions until this process is complete. Third, as a result of these delays in the shipment of existing orders and the placement of new orders, our non-patient platform products are also being negatively impacted as these buying decisions are often combined directly with platform orders. While all indications are that the new product introductions should be a success and these delays will turn into positive longer-term developments, in the short-run they have negatively impacted our revenues and disrupted our order pattern.

In addition to the disruptions resulting from the new bed platforms, we also believe our platform revenues have been negatively impacted by a small loss in market share in the lower price range product lines during the prior year. This is specifically the product range that the CareAssist™ bed, which was recently launched, is designed to fill. Further, in our non-patient platform product offerings, we have also experienced some weakness as a result of non-differentiated products in certain areas and sales constraints in this area as a result of the focus and prioritization of the new bed platform launches. We have new product launches scheduled in the architectural products, communications and furniture product lines in the near-term and are adding sales resources to focus in these areas.

In Europe, overall volumes were essentially flat, with lower German volumes being offset in other countries, with higher revenues resulting solely from the favorable impact of exchange rates of approximately $5 million. We also experienced unfavorable pricing in the second quarter, resulting in lower margins.

Health Care sales decreased $15 million, or 4.2 percent, to $342 million in the first six months of 2004 compared to $357 million in the 2003 comparable period, driven primarily by decreased volume of $21 million and unfavorable price realization of approximately $4 million. These decreases were partially offset by the favorable effect of exchange rates of $10 million. In North America, volume declines and unfavorable price realization were partially offset by $3 million of revenue related to the acquisition of Mediq. Volume declines, with the exception of patient platforms which increased by approximately $4 million over the prior year period, were attributed primarily to the same factors impacting the quarter as discussed above. Within Europe, favorable exchange rates were partially offset by lower volumes of approximately $1 million, primarily in Germany.

Gross profit for Health Care sales decreased $8 million, or 8.6 percent, and $12 million, or 6.8 percent, in the three- and six-month periods ended March 31, 2004, respectively, compared to the corresponding prior year periods. As a percentage of sales, gross profit was 48.0 percent in both the three- and six-month periods of 2004, compared to 50.3 percent in the second quarter of 2003 and 49.3 percent in the 2003 year-to-date period. The decrease in gross profit was primarily related to the lower volumes described above. Price realization also contributed to the six-month decline, as we experienced pricing pressures in certain product areas both domestically and in Europe in 2004.

Health Care Therapy Rental

Health Care therapy rental revenue increased $39 million and $51 million for the three- and six-month periods ended March 31, 2004, respectively. The overall increase in therapy rental revenue was attributable almost entirely to the ARI and Mediq acquisitions made during the first two quarters of 2004. ARI increased rental revenues by $16 million and $28 million for the three- and six-month periods, respectively, while Mediq contributed $23 million to the second quarter and year-to-date periods. The core rental business, excluding the impact of acquisitions, was essentially flat compared to the prior year periods. In the second quarter of 2004, a decline in price realization was nearly offset by favorable volumes in North America, excluding the impact of acquisitions, while the favorable effects of exchange rates of approximately $1 million in Europe resulted in slightly higher revenues. For the six-month period, European revenues were up slightly, driven by the favorable effect of exchange rates of approximately $3 million, partially offset by lower volumes. A decline in price realization and unfavorable product mix during the six-month period in North America was nearly offset by favorability in volumes, once again excluding the impact of acquisitions.

Health Care therapy rental gross profit increased $17 million to $54 million in the second quarter of 2004, compared to $37 million in the prior year period. As a percentage of sales, gross profit was 45.4 percent compared to 46.3 percent in the second quarter of 2003. The increase in gross profit was primarily due to the acquisitions of ARI and Mediq, which contributed a combined $15 million, but also benefited approximately $2 million from lower rental asset depreciation and the improved cost structure accompanying Hill-Rom’s prior year realignment. European margins declined approximately $1 million as a result of higher rental depreciation and field service and sales costs. As a percentage of revenues, gross margin rates decreased for the second quarter of 2004, as the overall lower depreciation and improved cost structure were more than offset by the lower margin rates of the recently acquired Mediq® product lines.

For the six-month period ended March 31, 2004, Health Care therapy rental gross profit increased $26 million to $104 million, compared to $78 million in the prior year comparable period. As a percentage of sales, gross profit was 49.1 percent compared to 48.4 percent in the six-month period of 2003. The increase in gross profit was primarily due to the acquisitions of ARI and Mediq, which contributed a combined $23 million to the improvement, but also benefited approximately $3 million from lower rental asset depreciation and the improved cost structure. European margins declined approximately $1 million as a result of higher rental depreciation and field service and sales costs. As a percentage of revenues, gross margin rates increased in the six-month period of 2004, as the overall lower depreciation and improved cost structure, coupled with the nearly full-year inclusion of the higher margin rates experienced at ARI, more than offset the lower margin rates of the recently acquired Mediq® product lines.

Funeral Services

	Three Months Ended			Six Months Ended
	March 31,			March 31,
($in Millions)	2004	2003	% Change	2004	2003	% Change
Revenues:
Funeral Services sales	$176	$164	7.3	$340	$316	7.6
Cost of revenues:
Funeral Services	$76	$72	(5.6)	$150	$141	(6.4)
Gross profit:
Funeral Services	$100	$92	8.7	$190	$175	8.6
% of revenues	56.8%	56.1%		55.9%	55.4%

Funeral Services Products

Funeral Services products revenue of $176 million in the second quarter of 2004 increased $12 million from that reported in the prior year comparable period, including a $5 million increase in casket volumes. We believe the increase in casket volume was due in part to a more intense flu season that peaked more rapidly than in prior years and whose viral strain differed from the vaccine offered in the current year, along with increased demand associated with the re-introduction of the Marsellus™ product line that was acquired in the second quarter of 2003 and continued market penetration with select products and customers. Also, volume in Options cremations products and other miscellaneous product accessories increased revenues approximately $3 million over the prior year quarter. Finally, in addition to the higher volume, revenues increased a net $5 million due to favorable price realization in the second quarter. These increases were partially offset by unfavorable mix within product lines.

For the six-month period ended March 31, 2004, Funeral Services products revenues increased $24 million, or 7.6 percent, to $340 million, compared to $316 million in the comparable prior year period. The year-over-year improvement was primarily driven by a $13 million increase in volumes of burial caskets, Options cremations products and other miscellaneous product accessories and favorable net price realization. These increases were partially offset by an unfavorable product line mix of $5 million.

Funeral Services products gross profit increased $8 million, or 8.7 percent, in the second quarter and increased $15 million, or 8.6 percent, in the year-to-date period of 2004 compared to the same periods of the prior year. As a percentage of sales, gross profit was 56.8 percent and 55.9 percent in the three- and six-month periods of 2004, respectively, compared to 56.1 percent and 55.4 percent in the comparable periods of 2003. The primary drivers of the increased margins were higher burial unit, cremation and other miscellaneous product volumes and improved net price realization. Partially offsetting these favorable developments were an overall slightly unfavorable product mix shift, increased fixed manufacturing costs associated with expanding manufacturing capabilities at one of our plants and increased material costs for steel, other metals and solid wood. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to lower margin solid and veneer wood products. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products without the negative impact on our margins. While sales of our veneer product line continue to increase, we have not yet reached our desired penetration level.

Gross profit percentages are exclusive of distribution costs of $22 million, or approximately 12.8 percent of revenues, in the second quarter of 2004, which was essentially unchanged at $22 million, or 13.6 percent of revenues, in the prior year period. For the year-to-date period, gross profit percentages were exclusive of distribution costs of $44 million, or approximately 13.0 percent of revenues, up from $43 million, or 13.6 percent of revenues in the prior year-to-date period, primarily as a result of higher volumes and higher fuel costs. Such costs are included in other operating expenses for all periods.

Liquidity and Capital Resources

	Six Months Ended
	March 31,
($in Millions)	2004	2003
Cash Flows Provided By (Used In):
Operating activities	$130	$60
Investing activities	$(499)	$(163)
Financing activities	$268	$(6)
Effect of exchange rate changes on cash	$1	$1

Decrease in Cash and Cash Equivalents	$(100)	$(108)

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

Operating Activities

For the six-month period ended March 31, 2004, net cash provided by operating activities totaled $130 million compared to $60 million for the six months ended March 31, 2003. The increase in operating cash flow was heavily influenced by the second quarter 2004 loss on impairment of discontinued operations of $109 million, net-of-tax, related to the future divestiture of Forethought and the timing of payments made to Kinetic Concepts,

Inc. (KCI) under the antitrust litigation settlement reached in 2002. Payments were made in January 2003 of $175 million ($111 million net-of-tax) and in December 2003 of $75 million ($47 million net-of-tax). Working capital declines offset the cash provided during the first six months of 2004.

Depreciation, amortization and the write-down of intangibles increased to $45 million in the six months of 2004 from $38 million in the 2003 comparable quarter.

Changes in working capital declined over the six-month period. The KCI payment made during the first quarter of 2004 was the primary driver of the decline. Accounts receivable performance deteriorated compared to the prior year period as overall days revenues outstanding increased nearly 8 days. This increase appears to be related primarily to collection issues which we believe are temporary in nature. Increases in inventory further contributed to the decline in cash generated from working capital. Inventory has increased in relation to new product introductions at Hill-Rom and Batesville Casket, a build-up in preparation for potential work stoppages resulting from labor negotiations at Batesville Casket and lower than anticipated volumes at Hill-Rom. A shift in income taxes from a receivable to a payable position and a reduction of deferred taxes, both influenced by timing of payments related to the KCI antitrust litigation referred to above, provided a partial offset to the decline.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2004 totaled $499 million compared to $163 million for the six months ended March 31, 2003. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform. Capital expenditures also included miscellaneous plant and equipment expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Fiscal year 2004 capital expenditures, including capital expenditures at ARI, Mediq and NaviCare are expected to approximate $117 million.

On October 20, 2003, we announced that we had completed our acquisition of Advanced Respiratory, Inc. (ARI), a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and accrued in the Condensed Consolidated Balance Sheet as of March 31, 2004. This acquisition was funded directly out of our cash on hand. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

On October 30, 2003, we announced a definitive agreement to acquire Mediq, Incorporated (Mediq), a company in the medical equipment outsourcing and asset management business. The acquisition of Mediq closed January 30, 2004. The purchase price for Mediq was approximately $332 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The amount of the working capital adjustments and all deferred payments were accrued in the Condensed Consolidated Balance Sheet as of March 31, 2004. The purchase was funded from cash on hand and from our Credit Facilities. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

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

We received total cash of approximately $8 million in the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, which were reflected as a decrease in the acquisition price on the Condensed Consolidated Statements of Cash Flows.

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

Financing Activities

Net cash provided by financing activities totaled $268 million for the six months ended March 31, 2004 compared to net cash used of $6 million for the six months ended March 31, 2003. The increase in cash provided by financing activities in 2004 compared to 2003 related to $285 million of debt borrowed from our two unsecured credit facilities (see “Other Liquidity Matters” below), primarily resulting from the Mediq acquisition described above.

Cash dividends paid increased to $34 million in the first six months of 2004, compared to $31 million in the prior year comparable period. Quarterly cash dividends per share were $0.27 in 2004 and $0.25 in 2003.

Our long-term debt-to-capital ratio was 35.9% at March 31, 2004 compared to 24.5% at March 31, 2003. This increase was primarily due to the $285 million of debt borrowings resulting from the Mediq acquisition, as described above, and $146 million of real estate limited partnership debt consolidated under FIN 46, and described in Note 3 of the Condensed Consolidated Financial Statements. This increase was partially offset by the repurchase of $157 million of our debt during the fourth quarter of fiscal 2003.

Other Liquidity Matters

As of December 31, 2003, cash and cash equivalents (excluding investments in insurance operations) had decreased $100 million to $80 million from $180 million at September 30, 2003. As outlined above, the primary reason for the decrease related to the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, combined with the $75 million payment made in December 2003 as part of the December 2002 settlement of the antitrust litigation with KCI. The impact of these payments was partially offset by net borrowings from our Credit Facilities, net cash flows generated from operations and proceeds received from the sale of our piped-medical gas business.

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

As of March 31, 2004, we: (i) had $14 million of outstanding, undrawn letters of credit and $210 million borrowed under the Three-Year facility, (ii) had $75 million borrowed under the 364-Day facility, (iii) were in compliance with all conditions set forth under the Credit Facilities, as amended, and (iv) had complete access to the remaining $201 million of borrowing capacity available under the Credit Facilities.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of March 31, 2004, we had $13 million of outstanding, undrawn letters of credit under these facilities.

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

The form of permanent financing for the acquisitions of ARI, Mediq and NaviCare is still under review, but may involve the issuance of debt and/or equity securities under our universal shelf registration statement.

In addition to the cash requirements of the above acquisitions, we expect to receive cash proceeds upon the completion of our anticipated divestiture of the infant care business of Hill-Rom. The disposition of the infant care business is expected to close in the third quarter of fiscal 2004, with proceeds of approximately $31 million at the time of closing. In addition, we will retain the outstanding receivables of the infant care business at the date of close, which are estimated to approximate $9 million. We also anticipate the receipt of between $53 and $58 million of cash proceeds from the pending disposition of Forethought, which is anticipated to close during fiscal 2004. See Note 4 to the Condensed Consolidated Financial Statements for more detail on the Forethought divestiture.

We currently have Board of Directors' approval to repurchase up to 24,289,067 shares of our common stock in the open market and through private transactions. As of March 31, 2004, cumulative treasury stock acquired total 20,973,867 shares, resulting in remaining shares authorized of 3,315,200. Although we have not repurchased any shares in recent periods, we may consider repurchasing shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our Credit Facilities, as amended, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

There have been no material changes from the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, other than the additional borrowings under our Credit Facilities, none of which is required to be repaid within the next twelve months.

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

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. We have adopted the new deferral provisions and amendments of FIN 46R as of second quarter of fiscal 2004. For more information of the impact of this standard, see Note 3 to the Condensed Consolidated Financial Statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We have adopted the interim-period disclosures in our second fiscal quarter of 2004 as shown in Note 7 of the Condensed Consolidated Financial Statements.

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

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks, and there is no assurance that actual results may not differ materially from those in any such forward-looking statements. Forward-looking statements are not guarantees of future performance. There are a number of factors – many of which are beyond our control – that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to our medical device products could expose us to enforcement actions or other adverse consequences.

•	Capital equipment sales and Therapy rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.

•	Until we complete our sale of Forethought, negative performance of Forethought’s insurance investment portfolio could negatively impact earnings. The investment portfolio, which is primarily bond based, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors. The introduction of new products may cause customers to defer purchases of existing products, which could have an adverse effect on sales. In particular, the introduction of our VersaCare™ bed platform has caused customers to cancel or delay orders for our Advanta™ bed, which the VersaCare™ bed is replacing, and other products which typically accompany platform orders.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. Our relationships with these customers and organizations pose several risks to us.

•	Increased prices for or unavailability of raw materials or finished goods used in our products could adversely affect profitability or revenues.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

•	Implementation of our Enterprise Resource Planning system could cause us to make unplanned expenditures or could cause disruptions in our business.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

•	We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry. We may not be able to successfully complete our pending divestitures.

•	Our success depends on our ability to retain our executive officers and other key personnel.

•	We may not be successful in negotiating satisfactory new agreements with employees under collective bargaining agreements, which could result in labor disputes or work stoppages.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving the Company, see Note 9 to the financial statements included elsewhere in this report.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of shareholders on February 12, 2004. Matters voted upon by proxy were: The election of four directors, one nominated for a one-year term expiring in 2005 and three nominated for three-year terms expiring in 2007 and the ratification of the Audit Committee of the Board of Director’s appointment of PricewaterhouseCoopers LLP as independent accountants of the Company.

	Voted
	For	Withheld
Election of directors in Class II for term expiring in 2007:
Ray J. Hillenbrand	44,165,507	12,625,779
Anne Griswold Peirce	53,434,692	3,356,594
Peter H. Soderberg	53,455,229	3,336,058
Election of director in Class III for terms expiring in 2005:
Joanne C. Smith	50,914,567	5,876,719

Messrs. Rolf A. Classon, Charles E. Golden and W August Hillenbrand will continue to serve as Class I directors and Messrs. John A. Hillenbrand II and Frederick W. Rockwood will continue to serve as Class III directors. John C. Hancock retired from the Board effective March 1, 2004.

	Voted	Voted
	For	Against	Abstained
Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent accountants	53,456,165	3,298,107	37,014

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc.

Exhibit 10.2	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc.

Exhibit 10.3	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc.

Exhibit 10.4	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries, Inc.

Exhibit 10.5	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc.

Exhibit 10.6	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

During the quarter ended March 31, 2004, we filed two reports on Form 8-K.

The Form 8-K dated February 2, 2004 reported under “Item 5. Other Events” that we announced the completion of our acquisition of Mediq, Inc.

The Form 8-K dated February 13, 2004 reported under “Item 5. Other Events” that we announced the signing of a definitive agreement for the sale of our wholly-owned subsidiary, Forethought Financial Services, Inc. and its subsidiaries (“Forethought”), a specialty insurance holding company serving the pre-need financial services industry, to FFS Holdings, Inc., an acquisition vehicle formed by The Devlin Group, LLC.

During the quarter ended March 31, 2004, we furnished one report on Form 8-K containing information pursuant to “Item 9. Regulation FD Disclosure”.

The Form 8-K dated February 13, 2004 furnished under “Item 12. Results of Operations and Financial Condition” that we announced our earnings for the first quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: May 7, 2004	BY:	/S/	Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE: May 7, 2004	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Vice President – Controller and
Chief Accounting Officer