Form 10-Q
period 2004-06-30
HILLENBRAND INDUSTRIES INC
filed 2004-08-02
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 Commission File No. 1-6651

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

     Common Stock, without par value – 61,880,884 shares as of July 23, 2004.

HILLENBRAND INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	06/30/04	06/30/03	06/30/04	06/30/03
Net Revenues
Health Care sales	$187	$193	$529	$550
Health Care therapy rentals	121	77	333	238
Funeral Services sales	153	156	493	472

Total revenues	461	426	1,355	1,260
Cost of Revenues
Health Care cost of goods sold	98	93	276	274
Health Care therapy rental expenses	70	37	178	120
Funeral Services cost of goods sold	70	69	220	210

Total cost of revenues	238	199	674	604

Gross Profit	223	227	681	656
Other operating expenses	145	136	429	406
Special charges	(1)	9	(1)	9

Operating Profit	79	82	253	241

Other income (expense), net:
Interest expense	(4)	(5)	(11)	(14)
Investment income	1	2	3	7
Loss on repurchase of debt (Note 9)	(6)	—	(6)	—
Other	4	—	1	(23)

Income from Continuing Operations Before Income Taxes	74	79	240	211
Income tax expense (Note 12)	29	27	97	71

Income from Continuing Operations	45	52	143	140
Discontinued Operations (Note 4):
(Loss) income from discontinued operations before income taxes (including loss on impairment of discontinued operations of $6, $0, $135 and $0)	(7)	15	(104)	(11)
Income tax (benefit) expense	(1)	5	(9)	(3)

(Loss) income from discontinued operations	(6)	10	(95)	(8)

Net Income	$39	$62	$48	$132

Income per common share from continuing operations – Basic (Note 5)	$0.72	$0.84	$2.29	$2.25
(Loss) income per common share from discontinued operations – Basic (Note 5)	(0.09)	0.16	(1.52)	(0.12)

Net Income per Common Share – Basic	$0.63	$1.00	$0.77	$2.13

Income per common share from continuing operations – Diluted (Note 5)	$0.71	$0.84	$2.27	$2.25
(Loss) income per common share from discontinued operations – Diluted (Note 5)	(0.09)	0.16	(1.51)	(0.12)

Net Income per Common Share – Diluted	$0.62	$1.00	$0.76	$2.13

Dividends per Common Share	$0.27	$0.25	$0.81	$0.75

Average Common Shares Outstanding-Basic (thousands)	62,303	62,055	62,248	62,017

Average Common Shares Outstanding-Diluted (thousands)	62,637	62,194	62,603	62,153

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in millions)

	6/30/04	9/30/03
ASSETS
Current Assets
Cash and cash equivalents	$51	$180
Trade receivables, net	372	356
Inventories	124	92
Deferred income taxes	41	63
Other	16	17

Total current assets	604	708
Equipment Leased to Others, net	143	57
Property, net	221	207
Investments	46	71
Other Assets
Intangible assets:
Goodwill	349	77
Other	194	106
Deferred charges and other assets	48	41

Total other assets	591	224
Insurance Assets
Investments	—	3,331
Deferred acquisition costs	—	695
Deferred income taxes	—	6
Other	—	64

Total insurance assets	—	4,096
Assets of Discontinued Operations (Note 4)	4,085	49

Total Assets	$5,690	$5,412

LIABILITIES
Current Liabilities
Trade accounts payable	$69	$79
Accrued litigation charge	—	75
Other	346	213

Total current liabilities	415	367
Long-Term Debt	398	155
Other Long-Term Liabilities	133	116
Deferred Income Taxes	1	6
Insurance Liabilities
Benefit reserves	—	2,728
Unearned revenue	—	806
Other	—	68

Total insurance liabilities	—	3,602
Liabilities of Discontinued Operations (Note 4)	3,703	7

Total Liabilities	4,650	4,253

Commitments and Contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Common stock	4	4
Additional paid-in capital	56	47
Retained earnings	1,529	1,532
Accumulated other comprehensive income (Note 6)	5	118
Treasury stock	(554)	(542)

Total Shareholders’ Equity	1,040	1,159

Total Liabilities and Shareholders’ Equity	$5,690	$5,412

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	06/30/04	06/30/03
Operating Activities
Net income	$48	$132
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	76	56
Net capital (gains) losses – Insurance	(10)	55
Change in noncurrent deferred income taxes	61	(22)
Loss on impairment of discontinued operations	114	—
Loss on disposal of fixed assets	7	—
Loss on repurchase of debt	6	—
Change in working capital excluding cash, current debt, acquisitions and dispositions	(63)	(110)
Change in insurance items:
Deferred acquisition costs	(1)	3
Unearned revenue	5	9
Increase in benefit reserves	57	62
Other insurance items, net	31	4
Other, net	(76)	18

Net cash provided by operating activities	255	207

Investing Activities
Capital expenditures and purchase of intangibles	(80)	(81)
Proceeds on sale of business	40	—
Other investments	—	(14)
Acquisitions of businesses, net of cash acquired	(429)	—
Insurance investments:
Purchases	(616)	(1,267)
Proceeds on maturities	94	305
Proceeds on sales	417	809

Net cash used in investing activities	(574)	(248)

Financing Activities
Additions to long-term debt	535	—
Repayments of long-term debt	(295)	—
Debt issuance costs	(2)	—
Proceeds from interest rate swap termination	—	9
Payment of cash dividends	(51)	(46)
Proceeds on exercise of options	21	2
Treasury stock acquired	(26)	—
Insurance deposits received	228	248
Insurance benefits paid	(221)	(208)

Net cash provided by financing activities	189	5

Effect of exchange rate changes on cash	1	2

Total Cash Flows	(129)	(34)
Cash and Cash Equivalents:
At beginning of period	180	296

At end of period	$51	$262

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

We announced the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003 and Forethought in the second quarter of 2004 and closed the sale of each of those businesses in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 4 below. These operations are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations is classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income and net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows up to the disposal date and consistent with previous periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments in debt and equity marketable securities as “available for sale” and reported them at fair value on the balance sheet. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of each security is based on the market value provided by brokers/dealers or estimates made by management in situations where no quoted price is available.

Investments are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition.

We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other than temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including: (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other than temporary.

Stock-Based Compensation

Hillenbrand applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-

based compensation, including stock and performance-based awards and units.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for the periods covered in this report:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net income, as reported	$39	$62	$48	$132
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1	—	2	—
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2)	(1)	(6)	(4)

Pro forma net income	$38	$61	$44	$128

Earnings per share:
Basic – as reported	$0.63	$1.00	$0.77	$2.13
Basic – pro forma	$0.61	$0.98	$0.70	$2.07
Diluted – as reported	$0.62	$1.00	$0.76	$2.13
Diluted – pro forma	$0.60	$0.98	$0.70	$2.06

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. We adopted the new deferral provisions and amendments of FIN 46R as of the second quarter of fiscal 2004. For more information on the impact of this standard, see Note 3 to the Condensed Consolidated Financial Statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosures as of the second fiscal quarter of fiscal 2004 as shown in Note 7 of the Condensed Consolidated Financial Statements.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity (Dollars in millions):

	6/30/04	9/30/03
Allowance for possible losses and discounts on trade receivables	$24	$26
Inventories:
Finished products	$92	$66
Work in process	9	12
Raw materials	23	14

Total inventory	$124	$92

Accumulated depreciation of equipment leased to others and property	$620	$591
Accumulated amortization of other intangible assets	$134	$105
Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,840,161	61,814,973
Treasury shares outstanding	18,483,751	18,508,939

3.	Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN 46R, a partial deferral of FIN 46 along with various other amendments. FIN 46 provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs). Specifically, FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. We adopted FIN 46 as of the second quarter of fiscal 2004. The adoption of FIN 46 required the consolidation of four real estate partnerships that were previously not consolidated.

As of March 31, 2004, Forethought’s insurance portfolio included these investments in four real estate partnerships that were considered VIEs for which we were considered the primary beneficiary. Under the agreement for the sale of Forethought, these real estate partnerships were to be retained by Hillenbrand upon closing of the sale of Forethought. As such, these partnership investments were consolidated into Hillenbrand and reported as part of continuing operations at March 31, 2004 and for the six months then ended. On June 29, 2004, we sold the four real estate partnerships (see Note 4 below). Therefore, the amounts previously reported in continuing operations for these four VIEs were reclassed to discontinued operations for the nine months ended June 30, 2004. As of June 30, 2004, we no longer hold any investments that would be considered VIEs and require consolidation under FIN 46.

4.	Discontinued Operations

On February 13, 2004, we announced the signing of a definitive agreement for the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC. Forethought is a leading provider of insurance and trust-based financial products and services for pre-planning funeral services.

In July 2004, we closed the sale of Forethought to FFS Holdings, Inc., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $280 million, including the value of the partnership assets transferred to and sold by us and excluding a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million, provided seller financing in various forms with an estimated face value of $136 million, retained specific investments in limited equity partnership assets of Forethought with a book value of $31 million and received warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. The final consideration will be subject to adjustment based upon results through the close of the transaction. The seller financing is subject to an estimated discount of between $25 and $30 million to reflect a market rate of return on the financing, which is expected to be recognized in future periods as accretion on the underlying financial instruments.

The seller financing is in the form of a seller note with an estimated face value of approximately $92 million, subject to additional adjustments for changes in the adjusted book value of the insurance companies at closing. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6% for the first five years. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity. The seller financing also includes preferred stock in the amount of $29 million, which accrues cumulative dividends at the rate of 5% per annum. The preferred stock is redeemable at any time at the option of FFS

Holdings and must be redeemed by FFS Holdings under specified circumstances. Additional financing was also provided in the form of a $15 million debt service account associated with third party secured financing obtained by FFS Holdings under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.

The divestiture of Forethought resulted in a loss. While this loss will generate significant tax benefits, as a result of limitations on our ability to utilize capital losses related to the transaction it is more likely than not that we will not realize these benefits and a full valuation allowance has been provided, therefore, tax benefits recognized in conjunction with the sale will be limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. In conjunction with this divestiture, in the three months ended March 31, 2004 we realized a loss on the impairment of the discontinued net assets of Forethought of $109 million, net-of-tax, consisting of a $129 million pre-tax loss and a $20 million income tax benefit.

On June 29, 2004, we sold specific real estate partnerships that were part of Forethought’s investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104 million in cash proceeds on the sale and recorded a capital loss on the transaction of approximately $7 million. The loss realized as a result of this transaction is included in discontinued operations for the quarter and nine months ended June 30, 2004. Included in the sale were mortgage loans of $54 million related to two of the real estate properties. Accordingly, the net impact of selling these partnerships resulted in Hillenbrand receiving an additional $50 million in cash proceeds from Forethought’s sale. Our estimated maximum exposure to loss as a result of continuing involvement with these real estate partnerships was approximately $88 million. The maximum exposure to loss represented the sum of the carrying value of our investment balances, the estimated amounts that we were committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guaranteed under which we could have been required to perform. In addition, we had other funding commitments with these real estate partnerships, which were dependent upon the operating performance of the respective partnerships. As a result of the sale of these real estate partnerships, those funding commitments have been eliminated. Finally, the sale of these partnerships eliminates the consolidation of the related VIEs, including the assets and the $146 million of debt.

In October, 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities. Hill-Rom retained approximately $4 million of outstanding receivables and the land and building upon close.

On June 24, 2004, Hill-Rom sold its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $26 million. This is subject to adjustment for certain conditions existing at closing. Air-Shields provides infant care warming therapy, incubators and other infant care products. Hill-Rom retained approximately $9 million of outstanding receivables of the infant care business at the date of close.

Upon approval of the Board of Directors and the signing of the definitive sale agreements, both the infant care and piped-medical gas businesses were treated as discontinued operations for all periods presented within the Condensed Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In conjunction with the announced divestitures, in the fourth quarter of fiscal 2003 we recognized an estimated loss on the disposal of the businesses of $51 million, net-of-tax, consisting of a $50 million pre-tax loss and a $1 million income tax provision. The loss on disposal was related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses. The tax provision recorded on the loss resulted from the book and tax basis differentials associated with the businesses and our inability to readily utilize the net capital losses expected to be generated as a result of the divestitures.

During the third quarter of fiscal 2004, we recorded an additional loss of approximately $6 million on these divestitures. The final purchase price adjustments related to the sale of the piped-medical gas business resulted in an additional loss of approximately $0.5 million. The loss on the sale of the infant care business was increased by $5 million in the third quarter pending the final transfer of an investment and collection of related proceeds. The estimated loss was also increased by nearly $1 million for additional fees associated with the close of the infant care divestiture.

Operating results for the discontinued operations were as follows for the quarterly and nine-month periods ended June 30, 2004 and 2003:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Investment income	$44	$44	$132	$134
Earned revenue	54	55	162	161
Net capital gains (losses)	(7)	2	4	(40)
Other revenues	12	26	47	77

Net revenues from discontinued operations	$103	$127	$345	$332
Benefits paid	19	20	66	66
Credited interest	46	44	134	139
Other costs of revenue	24	35	77	99
Other operating expenses	15	13	37	39
Loss on impairment of discontinued operations	6	—	135	—

Pre-tax (loss) income from discontinued operations	$(7)	$15	$(104)	$(11)
Income tax (benefit) expense	(1)	5	(9)	(3)

(Loss) income from discontinued operations	$(6)	$10	$(95)	$(8)

Except for specific investments in limited equity partnerships that were retained upon closing, all other insurance assets and liabilities are included in the assets and liabilities of discontinued operations, which are presented in separate line items within the Condensed Consolidated Balance Sheet as of June 30, 2004. The assets and the liabilities of the piped-medical gas and infant care businesses, as applicable, are included in the separate asset and liability of discontinued operations classifications as of September 30, 2003. Components of assets and liabilities of discontinued operations were as follows:

	6/30/04	9/30/03
Current assets	$—	$21
Property, plant and equipment, net	—	6
Goodwill	—	22
Insurance assets	4,085	—

Assets of discontinued operations	4,085	49
Insurance liabilities	3,703	—
Other liabilities	—	7

Liabilities of discontinued operations	3,703	7

Net assets of discontinued operations	$382	$42

In terms of operating cash flows, because Forethought operates in a regulated environment its cash flows are generally neutral to Hillenbrand. Hillenbrand has also in the past made capital contributions to and received dividends from Forethought, thereby impacting our overall cash position. In the first quarter of fiscal 2004, we received a dividend of $29 million from Forethought. Cash flows from the piped-medical gas and infant care businesses generally approximate net income.

5.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 56,824 and 54,270 for the three- and nine-month periods ended June 30, 2004 and 760,358 and 765,969 for the comparable periods of 2003. Cumulative treasury stock acquired, less cumulative shares reissued, has been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net income (in thousands)	$39,042	$61,967	$47,752	$132,159
Average shares outstanding – Basic (thousands)	62,303	62,055	62,248	62,017
Average shares outstanding – Diluted (thousands)	62,637	62,194	62,603	62,153
Income per common share from continuing operations - Basic	$0.72	$0.84	$2.29	$2.25
(Loss) income per common share from discontinued operations - Basic	(0.09)	0.16	(1.52)	(0.12)

Net income per common share – Basic	$0.63	$1.00	$0.77	$2.13

Income per common share from continuing operations - Diluted	$0.71	$0.84	$2.27	$2.25
(Loss) income per common share from discontinued operations - Diluted	(0.09)	0.16	(1.51)	(0.12)

Net income per common share – Diluted	$0.62	$1.00	$0.76	$2.13

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Net income	$39	$62	$48	$132
Net change in unrealized (loss) gain on available-for-sale securities, net-of-tax	(3)	56	(117)	110
Foreign currency translation adjustment	(1)	(1)	4	4

Comprehensive income (loss)	$35	$117	$(65)	$246

The composition of accumulated other comprehensive income at June 30, 2004 and September 30, 2003 was the cumulative adjustment for unrealized gains on available-for-sale securities of $7 and $124 million, respectively, foreign currency translation adjustments of ($1) and ($5) million, respectively, and a minimum pension liability adjustment of ($1) million for each period.

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

The components of net pension expense for defined benefit retirement plans in the United States for the quarterly and nine-month periods ended June 30, 2004 and 2003 were as follows (in millions):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Service cost	$3	$3	$8	$8
Interest cost	4	3	11	10
Expected return on plan assets	(4)	(3)	(12)	(11)
Amortization of prior service cost	—	—	1	1

Net periodic benefit cost	$3	$3	$8	$8

As of June 30, 2004 we have made contributions of $1 million to our defined benefit pension plans during fiscal 2004. We presently anticipate contributing an additional $7 million during fiscal year 2004 to fund our pension plans, for a total contribution of $8 million.

We sponsor defined contribution retirement plans for all eligible employees, as defined in the plan documents. These plans are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the plans are based on both employee and Company contributions. Our contributions to the plans were $10 million for the nine-month period ended June 30, 2004 and we expect to contribute an additional $4 million to the plans during the fourth quarter of fiscal year 2004 for a total of $14 million.

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Balance at beginning of period	$20	$21	$21	$23
Provision for warranties during the period	3	6	9	19
Warranty reserves acquired	—	—	1	—
Warranty claims during the period	(3)	(5)	(11)	(20)

Balance at June 30	$20	$22	$20	$22

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

In conjunction with all other acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable agreement. Those representations and warranties that survive closing generally survive for periods up to two years or the expiration of the applicable statutes of limitations, but some may survive longer. Potential losses under the indemnifications are, in most, but not all cases, limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. We are not aware of any circumstances that would materially impact our financial condition, results of operations or cash flows in connection with guarantees and indemnities entered into with respect to acquisition and divestiture activities.

9.	Financing Agreements

On June 9, 2004, we completed the open market purchase of approximately $47 million principal amount of outstanding debentures at a purchase price of approximately $55 million. This included the purchase of $27 million of unsecured 7 percent debentures due February 15, 2024 and $20 million of unsecured 6.75 percent debentures due December 15, 2027.

Upon completion of the repurchase, approximately $2 million of the deferred gains related to the termination of the interest rate swap agreements were recognized, reducing the loss on repurchase of the debt to approximately $6 million, including the write-off of approximately $1 million of debt issuance costs associated with the original debt placement. This repurchase will provide approximately $2.5 million in annual interest rate savings.

On June 2, 2004, we issued $250 million of 4.5 percent debentures due June 15, 2009. We deferred approximately $2 million of financing costs associated with these debentures that will be amortized in interest costs over the life of the debentures. Interest rate swaps were entered into for $200 million of the unsecured debentures, maturing on June 15, 2009. These swaps effectively convert these securities from a fixed interest rate to a variable interest rate. The variable interest rate was 1.49 percent at June 30, 2004. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying liability and are recognized as offsetting adjustments to the carrying amounts. At June 30, 2004, the interest rate swap contracts reflected a gain of approximately $1 million.

Hillenbrand and its subsidiaries are in compliance with all debt covenants at June 30, 2004.

10.	Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “plaintiff”) filed suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. The Court recently denied our Motion to Dismiss and discovery has begun. The trial is anticipated to occur in June 2005.

Plaintiff is seeking certification of a class of all customers who purchased Hill-Rom hospital beds and in-room products between 1999 and 2003 pursuant to an optional, package discount on capital equipment (including acute care hospital beds) purchases and specialty bed rentals offered to customers by Hill-Rom. Hill-Rom offered hospitals and group purchasing organizations the option of agreeing to use Hill-Rom products to fulfill substantially all of their capital equipment and specialty rental bed needs in exchange for a bigger discount on the price of capital equipment. Hill-Rom also offered capital equipment and specialty rental beds with other discounts separate of the substantial commitment. Plaintiff seeks actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that may be awarded, recovery of attorney’s fees and injunctive relief.

We are aggressively defending ourselves against Plaintiff’s allegations and have asserted what we believe to be meritorious defenses.

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

11.	Special Charges

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, Hill-Rom announced it expected to eliminate approximately 300 salaried positions globally. Hill-Rom also announced it expected to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. As of June 2004, in excess of 280 salaried positions had been terminated, resulting in the utilization of $7 million of the originally recorded accrual, with over 60 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy and approximately 30 left to be terminated. As of this same date, approximately 90 new positions had been hired under the new business structure. With the reduced scope of this action following the transfer of certain employees to other positions, $1 million of the originally recorded reserve was reversed in the third quarter of 2004, leaving a remaining reserve balance of approximately $1 million. This action is expected to be fully completed in the second quarter of fiscal 2005, in combination with the completion of the enterprise-wide technology platform integration.

2002 Actions

During the fourth fiscal quarter of 2002, we announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter of fiscal 2002 Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. All activities associated with these charges are now complete.

12.	Income Taxes

The effective tax rates for the third quarter and year-to-date periods ended June 30, 2004 were 39.2 percent and 40.4 percent, respectively. These effective tax rates include a valuation allowance for foreign net operating losses of approximately $2 million and $10 million for the three- and nine-months ended June 30, 2004. Although these loss carryforwards have no expiration dates, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance has been established. Excluding the effect of the prior year’s portion of the valuation allowance, the effective tax rate for the first nine months of 2004 would have approximated 38 percent compared to 34 percent in 2003. The higher tax rate in 2004 relates to the diminishing impact of specific tax attributes which have benefited our effective tax rate in prior years and the discontinued tax benefit of certain foreign operating losses for the remainder of the year. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

13.	Segment Reporting

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

Financial information regarding our reportable segments is presented below (Dollars in millions):

			Functional			Corporate
	Americas/		Costs and	Total	Batesville	and Other
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Expense	Consolidated
Quarterly Period Ended June 30, 2004
Net revenues	$260	$48	$—	$308	$153	$—	$461
Intersegment revenues	$6	$3	$(9)	$—
Divisional income	$79	$—	$(37)	$42
Income (loss) from continuing operations before income taxes and special charges				$43	$45	$(15)	$73
Special charges (credits)				$(1)	$—	$—	$(1)

Income (loss) from continuing operations before income taxes				$44	$45	$(15)	$74
Income tax expense							$(29)

Income from continuing operations							$45
Loss from discontinued operations (a)							$(6)

Net income							$39

Quarterly Period Ended June 30, 2003
Net revenues	$231	$39	$—	$270	$156	$—	$426
Intersegment revenues	$12	$—	$(12)	$—
Divisional income	$85	$(3)	$(19)	$63
Income (loss) from continuing operations before income taxes and special charges				$63	$43	$(18)	$88
Special charges (credits)				$9	$—	$—	$9

Income (loss) from continuing operations before income taxes				$54	$43	$(18)	$79
Income tax expense							$(27)

Income from continuing operations							$52
Income from discontinued operations (a)							$10

Net income							$62

			Functional			Corporate
	Americas/		Costs and	Total	Batesville	and Other
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	Expense	Consolidated
Year-to-Date Period Ended June 30, 2004
Net revenues	$719	$143	$—	$862	$493	$—	$1,355
Intersegment revenues	$22	$4	$(26)	$—
Divisional income	$223	$—	$(87)	$136
Income (loss) from continuing operations before income taxes and special charges				$137	$146	$(44)	$239
Special charges (credits)				$(1)	$—	$—	$(1)

Income (loss) from continuing operations before income taxes				$138	$146	$(44)	$240
Income tax expense							$(97)

Income from continuing operations							$143
Loss from discontinued operations (a)							$(95)

Net income							$48

Year-to-Date Period Ended June 30, 2003
Net revenues	$666	$122	$—	$788	$472	$—	$1,260
Intersegment revenues	$32	$—	$(32)	$—
Divisional income	$219	$(2)	$(71)	$146
Income (loss) from continuing operations before income taxes and special charges				$144	$138	$(62)	$220
Special charges (credits)				$9	$—	$—	$9

Income (loss) from continuing operations before income taxes				$135	$138	$(62)	$211
Income tax expense							$(71)

Income from continuing operations							$140
Loss from discontinued operations (a)							$(8)

Net income							$132

(a)	Reflects results of Forethought and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

14.	Acquisitions

During fiscal 2004, Hill-Rom completed three acquisitions, Advanced Respiratory, Inc. (ARI), Mediq, Incorporated (Mediq) and NaviCare Systems, Inc. (NaviCare). The results of these businesses have been included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

On October 17, 2003, Hill-Rom acquired 100 percent of the outstanding common shares of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The acquisition of ARI complements Hill-Rom’s existing pulmonary expertise, expands its home-care product line, offers growth potential and is aimed at allowing Hill-Rom to leverage its clinical sales force. These benefits along with management’s belief in the growth potential for the business were key determinants in the valuation of the business.

The purchase price for the ARI acquisition was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheet as of June 30, 2004. The additional contingent purchase price is dependent upon ARI achieving certain net revenue targets over the next two years. Any required contingency payments would further increase goodwill at the time the net revenue targets are achieved.

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business. This acquisition expands Hill-Rom’s product and service offerings, strengthens after-sales service capabilities and allows increased leverage of Hill-Rom’s global rental service center network.

The purchase price for Mediq was approximately $332 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The purchase price of Mediq continues to be subject to adjustment. In the fourth quarter of fiscal 2004, we expect to reach a final agreement with the seller as to the purchase price based upon reported assets and liabilities of

Mediq as of the closing date. We deposited $3 million into an escrow account at the time of purchase related to the final reported assets and liabilities. In addition, we are subject to another potential adjustment to the purchase price, which should be agreed upon by the end of the first quarter of fiscal 2006. This adjustment relates primarily to the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations and warranties. We deposited $20 million into an escrow account at the time of purchase in connection with this possible adjustment, which will be held until final resolution in fiscal 2006. The escrow amounts are included in the reported purchase price of Mediq. If either adjustment differs in amount from the current escrow balances, the reported purchase price would be increased or decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14 million, including deferred payments of approximately $1.5 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions to health care enterprises. NaviCare’s portfolio of communications and workflow products will become a key component of Hill-Rom’s workflow solutions offerings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their date of acquisition. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired and the purchase prices remain subject to adjustment for the contingency payments outlined above; thus, the allocation of the purchase prices is subject to refinement.

	ARI	Mediq	NaviCare
Current assets	$25	$46	$2
Property, plant and equipment	6	98	—
Intangible assets	14	69	5
Goodwill	61	196	11
Other long-term assets	1	1	—

Total assets acquired	107	410	18
Current liabilities	(3)	(36)	(2)
Long-term liabilities	(7)	(42)	(2)

Total liabilities assumed	(10)	(78)	(4)

Net assets acquired	$97	$332	$14

The $14 million of acquired intangibles at ARI were assigned to technology assets, along with a 5 year non-compete agreement, which will reside within the Clinical Division of Hill-Rom. The $69 million of acquired intangibles at Mediq were assigned to customer relationship assets, which will reside primarily within the Services Division of Hill-Rom, with lesser amounts residing in the Clinical Division. The $5 million of acquired intangibles at NaviCare were assigned to non-compete agreements, technology assets, customer relationship assets and a trademark. These intangible assets are generally subject to amortization over varied periods of time and none will be deductible for income tax purposes.

If these acquisitions had been completed as of October 1, 2002, reported results for the nine months ended June 30, 2004 and the three and nine month periods ended June 30, 2003 would have increased as follows:

	Nine Months Ended June 30, 2004
	ARI	Mediq	Total
Revenues	$—	$49	$49
Net income	—	4	4
Diluted earnings per share	$—	$0.06	$0.06

	Quarter Ended			Nine Months Ended
	June 30, 2003			June 30, 2003
	ARI	Mediq	Total	ARI	Mediq	Total
Revenues	$12	$39	$51	$25	$122	$147
Net income	1	4	5	2	15	17
Diluted earnings per share	$0.01	$0.07	$0.08	$0.03	$0.25	$0.28

The net income and diluted earnings per share amounts in all periods presented above exclude the impact of financing costs associated with the Mediq acquisition.

Based on the acquisition date of ARI and the timing of its inclusion in our Condensed Consolidated Financial Statements, the acquisition of ARI as of the beginning of the 2004 fiscal year would not have materially impacted our financial results for the nine months ended June 30, 2004. The acquisition of NaviCare is not expected to materially impact our revenues or results of operations in fiscal year 2004.

15.	Subsequent Events

On July 28, 2004, we refinanced our credit facilities by entering into a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowing under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used: (i) for working capital, capital expenditures, and other corporate purposes; (ii) to finance acquisitions; and (iii) to repay any amounts outstanding under the prior 364-day and three-year senior revolving credit facilities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Overview

Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries.

Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.

Batesville Casket manufactures and sells caskets and cremation-related products. We have recently completed the divestiture of Forethought, which provides financial products and services designed to help people prefund anticipated funeral and cemetery costs, and have reflected its results as a discontinued operation in our Condensed Consolidated Financial Statements for all periods presented.

In October 2003, we completed the acquisition of Advanced Respiratory, Inc. (ARI), a manufacturer and distributor of non-invasive airway clearance products and systems. In January 2004, we completed the acquisition of Mediq, Incorporated (Mediq), a company that provides peak-needs rentals and asset management of moveable biomedical equipment and services. Also in January 2004, we completed the acquisition of the remaining 84 percent equity interest of NaviCare Systems, Inc. (NaviCare) that we did not already own. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises.

During the three and nine month periods ended June 30, 2004, the Advanced Respiratory and Mediq acquisitions resulted in significant increases in health care therapy rental revenues and gross profit. The effect of the acquisitions on gross profit as a percentage of revenue has been negative, as lower margin rates associated with Mediq’s business more than offset the higher margin rates at Advanced Respiratory. We used cash on hand to purchase Advanced Respiratory and NaviCare and borrowings under our revolving credit facilities to fund the majority of the purchase price for Mediq. We financed the Mediq acquisition with the issuance of $250 million of debentures in June 2004.

We are continuing to experience pricing pressure with respect to steel and other metals, solid wood and fuel at Hill-Rom and Batesville Casket. Despite having most of our steel requirements subject to annual fixed price contracts, strong world-wide demand, coupled with strained production capacity and a weak dollar, has caused many domestic steel companies to implement fairly significant price increases and surcharges. We began to experience significant steel price increases and surcharges during the second quarter of 2004. The prices of steel have continued to rapidly escalate in the 2004 third quarter and we fully expect to incur additional steel cost increases during the remainder of 2004 and into fiscal 2005. Finally, if strong world-wide steel demand continues, the strained production capacity could also pose a risk with respect to the timing and availability of steel deliveries from our suppliers.

Hill-Rom continues to be subject to increasing competitive pressure across a variety of product lines and has increased its commitment to new product development to address these competitive pressures and generate additional growth opportunities. We continue to invest heavily in our product quality and new product development initiatives. During the second quarter of fiscal 2004 we launched two new bed platforms in North America, the VersaCare™ and CareAssist™ beds. The VersaCare™ platform is a more feature-rich replacement to our current Advanta™ product offering, which has been Hill-Rom’s single largest selling product. The CareAssist™ product is an entry-level offering at a lower price point than the VersaCare™ or Advanta™ products, providing increased flexibility to our customers that need fewer features on their bed platforms. While we believe these products will be successful in the marketplace, their introduction has had an impact on the timing of orders and shipments as many customers delayed purchasing decisions as they evaluated the new product offerings, resulting in lower revenues and gross profit from health care in the three month and nine month periods ended June 30, 2004. We expect that these delays will continue to adversely affect health care revenues through the remainder of fiscal 2004. Hill-Rom also introduced the COMLinx™ wireless locating and tracking system, the PrimeAire®-ARS wound prevention surface and the Vocera wireless hands-free nurse communication system during the first nine months of 2004. In the third quarter, we have also introduced new headwall architectural products and have reached a furniture supply agreement for introduction in the last quarter of fiscal 2004.

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

We are continuing to monitor implementation of the Medicare reform legislation passed by Congress in November 2003, known as the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While all of the implications of this legislation are not yet clear, our current assessment is that there will be no immediate impact. Although the legislation may cause increased pressure on prices in some of the businesses served by Hill-Rom, we could benefit from increased capital spending by hospitals resulting from favorable hospital reimbursement provisions in the legislation.

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

In the funeral services products industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated at approximately one-third of total deaths. Management expects these trends, which have resulted in declines in the volume of casket sales for Batesville Casket over the past three years, to continue in the near future. Although Batesville offers a line of cremation products, these products result in lower revenue and carry lower margins. Some Chinese manufacturing companies are making metal and/or wood caskets for import to the U.S. Although they do not have an established sales or distribution system, the possibility exists that such imports could negatively impact future burial casket sales volume and/or margins. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products and increased manufacturing and other operational efficiencies. Based on these trends and factors, Batesville’s strategy to improve profitability in the funeral services products industry will require it to continue to differentiate its products on the basis of quality, innovation, personalization and customer service and to pursue other growth avenues, while at the same time continuing to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

During the third quarter of fiscal 2004, we completed the successful negotiation of the collective bargaining agreement with the teamsters union in Batesville. Batesville Casket’s collective bargaining agreement with the steelworkers union, covering approximately 725 employees at our facilities located in Batesville, Indiana, expired on May 1, 2004. Employees are currently working without a contract in place and without any disruptions to operations. We have made a final proposal to the union for a new agreement. At this point we are unable to predict how or when the union will respond to our proposal. The effects on our business of any work stoppage associated with a failure to reach a new agreement with the union depend on a variety of factors, including the length of, and number of employees participating in, the work stoppage. Although we have contingency plans designed to minimize the impact of any potential work stoppage and we do not believe that any such work stoppage would have a material adverse effect on our business, financial condition or results of operations, we cannot provide any assurance that a work stoppage would not have such an effect.

In addition to the Batesville steelworkers contract, we have two additional collective bargaining agreements that will expire during the next twelve months. These agreements include one at Batesville Casket Company with the carpenters’ union and one at Hill-Rom with the steelworkers’ union. If we are unable to negotiate satisfactory new agreements, the effects on our business could be material.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.

Consolidated Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Millions)	2004	2003	% Change	2004	2003	% Change
Revenues:
Health Care sales	$187	$193	(3.1)	$529	$550	(3.8)
Health Care therapy rentals	121	77	57.1	333	238	39.9
Funeral services sales	153	156	(1.9)	493	472	4.4

Total Revenues	$461	$426	8.2	$1,355	$1,260	7.5

Consolidated revenues for the third quarter of 2004 increased $35 million, or 8.2 percent, compared to the third quarter of 2003. The increase in revenue was related entirely to the current year acquisitions of ARI and Mediq, which increased Health Care therapy rental revenues approximately $16 million and $30 million, respectively, in the third quarter. Funeral Services sales decreased $3 million from the prior year due primarily to decreased burial casket volume, along with unfavorable product mix. Health Care sales revenue declined $6 million, as volume declines throughout the product portfolio were only partially offset by the effect of favorable exchange rates of approximately $3 million and Mediq capital revenue of $4 million.

For the nine-month period ended June 30, 2004, consolidated revenues increased $95 million, or 7.5 percent, over the comparable period of 2003. The majority of the year-over-year increase in revenue was due to the 2004 acquisitions of ARI and Mediq, which increased therapy rental revenues by $45 million and $52 million, respectively. Funeral Services sales increased $21 million as a result of increased burial casket and other volume, along with favorable price realization. Health Care sales decreased $21 million in the nine-month period of 2004, as lower volumes throughout the product portfolio and unfavorable price were only partially offset by the effect of favorable exchange rates of approximately $12 million and additional capital sales revenue at Mediq of $7 million.

Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
($ in Millions)		Revenues		Revenues
Gross Profit
Health Care sales	$89	47.6	$100	51.8
Health Care therapy rentals	51	42.1	40	51.9
Funeral Services	83	54.2	87	55.8

Total Gross Profit	$223	48.4	$227	53.3

Consolidated gross profit for the third quarter of 2004 decreased $4 million, or 1.7 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 48.4 percent decreased from 53.3 percent in the prior year period. Health Care sales gross profit declined $11 million, partially due to the impact of lower volumes, as previously discussed, but primarily due to lower margin realization resulting from unfavorable price and higher costs. The increase in Health Care therapy rental gross profit was largely due to the acquisitions of ARI and Mediq, which increased gross profit by approximately $17 million. Health Care therapy rental gross profit as a percentage of revenues decreased to 42.1% in the third quarter primarily due to the lower margin rates of the acquired Mediq® product lines. Funeral Services gross profit decreased $4 million, driven by lower volumes, higher material costs associated with rising steel, other metals and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins and increased fixed manufacturing costs associated with plant expansion, insurance and employee benefits.

	Nine Months Ended		Nine Months Ended
	June 30, 2004		June 30, 2003
		% of		% of
($ in Millions)		Revenues		Revenues
Gross Profit
Health Care sales	$253	47.8	$276	50.2
Health Care therapy rentals	155	46.5	118	49.6
Funeral Services	273	55.4	262	55.5

Total Gross Profit	$681	50.3	$656	52.1

For the nine-month period ended June 30, 2004, consolidated gross profit increased $25 million, or 3.8 percent, over the prior year period. As a percentage of sales, consolidated gross profit margins of 50.3 percent decreased from 52.1 percent in the prior year period. The increase in Health Care therapy rental gross profit was due entirely to the acquisitions of ARI and Mediq, which generated approximately $40 million of gross profit. Health Care therapy rental gross profit as a percentage of revenues decreased to 46.5 percent in the nine-month period, as lower core volumes, higher field sales and service costs and the lower margin rates of the recently acquired Mediq product lines were only partially offset by the higher gross margin rates experienced at ARI. Funeral Services gross profit increased $11 million, driven by favorable burial and other volumes and increased net price realization, offset by significantly higher material costs, as discussed above. Health Care sales gross profit declined $23 million, primarily due to lower volumes, unfavorable price realization and the higher mix of European revenues to total revenues.

Other

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Millions)	2004	2003	% Change	2004	2003	% Change
Other operating expenses	$145	$136	6.6	$429	$406	5.7
% of Total Revenues	31.5%	31.9%		31.7%	32.2%
Special charges (credits)	(1)	9	(111.1)	(1)	9	(111.1)
Interest expense	$(4)	$(5)	(20.0)	$(11)	$(14)	(21.4)
Investment income	1	2	(50.0)	3	7	(57.1)
Loss on repurchase of debt	(6)	—	n/m	(6)	—	n/m
Other	4	—	n/m	1	(23)	104.3

Other income/(expense), net	$(5)	$(3)	(66.7)	$(13)	$(30)	56.7

Other operating expenses increased $9 million and $23 million for the three- and nine-month periods ended June 30, 2004 compared to the comparable periods of 2003. As a percentage of revenues, operating expenses for the three- and nine-month periods declined to 31.5 percent and 31.7 percent, respectively, compared to 31.9 percent and 32.2 percent in the prior year comparable periods. The overall higher expense levels were essentially due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of approximately $14 million and $29 million for the three- and nine-month periods, respectively. The integration of these recent acquisitions is in progress. Included in the operating expenses of these acquisitions are integration costs of nearly $1 million and $2 million for the three- and nine-month periods of 2004, which will benefit future periods through the elimination of redundant costs. Operating expenses have also increased in 2004 as a result of higher information technology costs associated with the continued roll-out of our enterprise-wide technology platform. These increases were partially offset by $10 million and $25 million of lower incentive compensation expense for the three- and nine-month periods of 2004, respectively, associated with earnings falling short of our targeted incentive levels. Costs associated with business development activities have declined approximately $4 million and $3 million in the three- and nine-month periods, respectively, as acquisition and divestiture activities have slowed as we integrate the completed actions. Also, we have continued to realize compensation and benefit related savings associated with the 2003 Hill-Rom business realignment.

The third quarter fiscal 2004 results include the reversal of approximately $1 million of excess reserves from prior realignment actions in the US and Europe. The 2003 fiscal third quarter included a $9 million charge related to the new business structure at Hill-Rom. See Note 11 to the Condensed Consolidated Financial Statements for more information on the 2003 charge.

Interest expense decreased $1 million compared to the third quarter of 2003 and $3 million compared to the nine-month period ended June 30, 2003 due primarily to the decrease in interest expense resulting from the repurchase of higher coupon debt, offset by increased interest resulting from additional borrowings under our revolving credit facilities that carry lower average interest rates. In the fourth quarter of fiscal 2003, we repurchased $157 million of high interest rate debt. In June 2004 we repurchased an additional $47 million of higher interest rate debt. Investment income for the quarter and year-to-date periods decreased $1 million and $4 million in 2004 compared to the comparable periods in 2003 due to lower average cash and cash equivalents. The three- and nine-month periods of 2004 included $6 million of costs associated with the repurchase of $47 million of debt prior to their maturity (see Note 9 to the Condensed Consolidated Financial Statements). Other income increased $4 million and $24 million for the three- and nine-month periods ended June 30, 2004 compared to the same periods in 2003, primarily resulting from increases in net gains on partnership and other investments.

The effective income tax rates for the third quarter and year-to-date periods ended June 30, 2004 were 39.2 percent and 40.4 percent, respectively, increasing from 34.0 percent in the prior year periods. These effective tax rates include a valuation allowance for foreign net operating losses of approximately $2 million and $10 million for the three- and nine-months ended June 30, 2004. Although these loss carryforwards have no expiration dates, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets in a period comparable to the period over which they originated. Therefore, a full valuation allowance has been established. Excluding the effect of the prior year’s portion of the valuation allowance, the effective tax rate for the first nine months of 2004 would have approximated 38 percent compared to 34 percent in 2003. The higher tax rate in 2004 relates to the diminishing impact of specific tax attributes which have benefited our effective tax rate in prior years and the discontinued tax benefit of certain foreign operating losses for the remainder of the year.

Income from continuing operations decreased $7 million to $45 million in the third quarter of 2004, compared to $52 million in the prior year quarter. Year-to-date income from continuing operations increased $3 million, or 2.1 percent, to $143 million in 2004, compared to $140 million in the prior year comparable period. This equates to diluted earnings per share of $0.71 and $2.27 for the three- and nine-month periods of 2004, compared to $0.84 and $2.25 per share for the comparable periods of 2003.

Loss from discontinued operations increased $16 million and $87 million in the three- and nine-month periods. The three-months ended June 30, 2004 included an additional loss of $5 million related to the sale of Hill-Rom’s infant care business, nearly $1 million of additional fees to close infant care, a $0.5 million loss resulting from final purchase price adjustments related to Hill-Rom’s sale of its piped-medical gas business and a $ 7 million loss on the sale of real estate partnership investments. These were partially offset by income from operations at Forethought. The decrease in the nine-month period was primarily due to the $129 million pre-tax loss on impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. The fiscal 2004 year-to-date losses were offset by income from operations of $20 million, which increased $28 million from the nine-month period ended June 30, 2003. The primary driver of the nine-month increase in income from operations is an improvement in net capital gains and losses recognized at Forethought when compared to the prior year. During the first nine months of 2004 Forethought recognized net capital gains of $4 million, compared to net capital losses of $40 million recognized during the first nine months of 2003. Net capital gains realized during 2004 are net of the $7 million capital loss realized upon the sale of the real estate partnerships on June 29, 2004. Revenues generated by underwriting improved as earned revenue increased $1 million for the year-to-date period, as a result of increased policies in force. The nine-month increase in revenue was partially offset by a $28 million decrease in revenue from the divested businesses of Hill-Rom. Credited interest costs associated with policy growth declined approximately $5 million in the nine-month period ended June 30, 2004 compared to the prior year comparable period, as a result of crediting rate actions taken at Forethought in response to the continued low interest rate environment. The costs associated with the divested Hill-Rom businesses declined approximately $24 million.

Operating Company Results of Operations

Health Care

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Millions)	2004	2003	% Change	2004	2003	% Change
Revenues:
Health Care sales	$187	$193	(3.1)	$529	$550	(3.8)
Health Care therapy rentals	$121	$77	57.1	$333	$238	39.9
Cost of revenues:
Health Care sales	$98	$93	5.4	$276	$274	0.7
Health Care therapy rentals	$70	$37	89.2	$178	$120	48.3
Gross profit:
Health Care sales	$89	$100	(11.0)	$253	$276	(8.3)
% of revenues	47.6%	51.8%		47.8%	50.2%
Health Care therapy rentals	$51	$40	27.5	$155	$118	31.4
% of revenues	42.1%	51.9%		46.5%	49.6%

Health Care Sales

Health Care sales decreased $6 million, or 3.1 percent, in the third quarter of 2004 compared to the third quarter of 2003. The decrease in revenues consisted primarily of a decline in volume combined with unfavorable price realization of approximately $3 million, partially offset by $4 million of revenues from Mediq and the effects of favorable exchange rates of approximately $3 million. Within North America, revenue declines of approximately $18 million resulted primarily from volume declines throughout the entire product portfolio, including patient platforms.

Lower patient platform volumes partially resulted from what we believe to be short-term market delays in customer orders caused by the second quarter 2004 introduction of the VersaCare™ bed platform, which will replace our largest selling Advanta™ platform with a more feature-rich product. We are seeing the first signs that this disruption appears to be lifting, as the order trends are improving and the backlog is beginning to build.

In addition to the disruptions resulting from the introduction of the VersaCare™ platform, we also believe our platform revenues have been negatively impacted by competition in the lower price range product lines. This is specifically the product range that the CareAssist™ bed, which was also launched during the second quarter of 2004, was designed to fill.

In our non-patient platform product offerings, we continued to experience lower volumes as a result of non-differentiated products in certain areas and sales constraints in this area as a result of the focus and prioritization of the new bed platform launches. In the third quarter, we introduced new headwall architectural products, have reached a new furniture supply agreement for introduction in the last quarter of 2004 and are adding sales resources to further accelerate the sales of recently introduced products.

European results increased by nearly $13 million, resulting from favorable foreign exchange mentioned above and increased volumes of approximately $10 million resulting from the relaunch of the new AvantGuard™ bed platform. Higher revenues were experienced in all major European markets, with the exception of Germany and Austria.

Health Care sales decreased $21 million, or 3.8 percent, to $529 million in the first nine months of 2004 compared to $550 million in the 2003 comparable period, driven primarily by decreased volume of $27 million and unfavorable price realization of approximately $7 million. These decreases were partially offset by the favorable effect of exchange rates of $12 million. In North America, volume declines and unfavorable price realization were partially offset by $7 million of revenue related to the acquisition of Mediq. Volume declines were attributed primarily to the same factors impacting the quarter as discussed above. Europe revenues increased approximately $21 million, reflecting favorable exchange rates and higher volumes of approximately $9 million. Consistent with the third quarter, higher revenues were experienced in all major European markets with the exception of Germany and Austria.

Gross profit for Health Care sales decreased $11 million, or 11.0 percent, and $23 million, or 8.3 percent, in the three- and nine-month periods ended June 30, 2004, respectively, compared to the corresponding prior year periods. As a percentage of sales, gross profit was 47.6 percent and 47.8 percent in the three- and nine-month periods of 2004, respectively, compared to 51.8 percent in the third quarter of 2003 and 50.2 percent in the 2003 year-to-date period. The decrease in gross profit was primarily related to the decline in margin realization compared to the prior year period combined with the lower volumes described above. Current year margin rates were negatively impacted by lower price realization of approximately $3 million and $7 million for the three- and nine-month periods, respectively, and higher costs resulting from steel surcharges and increased fixed manufacturing costs associated with insurance and employee benefits. The mix of European revenues to total revenues was also higher than in the prior year, negatively impacting overall margin rates, as European sales generally experience lower margin rates.

Health Care Therapy Rental

Health Care therapy rental revenue increased $44 million and $95 million for the three- and nine-month periods ended June 30, 2004, respectively. The overall increase in therapy rental revenue was attributable entirely to the ARI and Mediq acquisitions made during the first two quarters of 2004. ARI increased rental revenues by $16 million and $45 million for the three- and nine-month periods, respectively, while Mediq contributed $30 million and $52 million to the third quarter and year-to-date periods. The core rental business, excluding the impact of acquisitions, was essentially flat to slightly down compared to the prior year periods. In the third quarter of 2004, a decline in volumes in North America, excluding the impact of acquisitions, of $4 million was partially offset by slightly favorable price realization. Somewhat favorable pricing during the nine-month period in North America was more than offset by lower volumes, once again excluding the impact of acquisitions. We are experiencing lower rental volumes as customers have purchased lower price range product lines. For the three- and nine-month periods, European revenues were up slightly, driven by the favorable effect of exchange rates of approximately $1 million and $3 million, respectively, partially offset by lower volumes.

Health Care therapy rental gross profit increased $11 million in the third quarter of 2004 compared to the prior year period. As a percentage of sales, gross profit was 42.1 percent compared to 51.9 percent in the third quarter of 2003. The increase in gross profit dollars was due entirely to the acquisitions of ARI and Mediq, which contributed a combined $17 million. European margins declined approximately $1 million as a result of higher rental depreciation and field service and sales costs on lower volumes. As a percentage of revenues, gross margin rates decreased for the third quarter of 2004, resulting from lower core business volumes, higher field sales and service costs related to fleet service requirements, increased fuel and maintenance costs and the lower margin rates of the acquired Mediq product lines.

For the nine-month period ended June 30, 2004, Health Care therapy rental gross profit increased $37 million compared to the prior year comparable period. As a percentage of sales, gross profit was 46.5 percent compared to 49.6 percent in the nine-month period of 2003. The increase in gross profit was due to the acquisitions of ARI and Mediq, which contributed a combined $40 million to the improvement. European margins declined approximately $2 million as a result of higher rental depreciation and field service and sales costs on lower volumes. As a percentage of revenues, gross margin rates decreased in the nine-month period of 2004, resulting from lower core business volumes, higher field sales and service costs as discussed above and the lower margin rates of the acquired Mediq® product lines. Only partially offsetting the impact of these items was the nearly full-year inclusion of the higher margin rates experienced at ARI.

Funeral Services

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
($ in Millions)	2004	2003	% Change	2004	2003	% Change
Funeral Services:
Revenues	$153	$156	(1.9)	$493	$472	4.4
Cost of revenues	$70	$69	1.4	$220	$210	4.8

Gross profit	$83	$87	(4.6)	$273	$262	4.2
% of revenues	54.2%	55.8%		55.4%	55.5%

Funeral Services Products

Funeral Services products revenue in the third quarter of 2004 decreased $3 million, or 1.9 percent from that reported in the prior year comparable period. This included a decrease in casket volumes that was experienced across most product lines, except wood and low-end metal. Based on preliminary Center for Disease Control (CDC) data, we believe our lower sales of burial caskets is attributable to a soft death market, a continued gradual increase in the overall growth rate in cremations, and a slight decrease in sales to smaller funeral homes. In addition, we experienced unfavorable mix within product lines of approximately $2 million, resulting primarily from the increase in our sales of low-end metal products. These decreases were partially offset by favorable gross price realization of approximately $7 million, along with increased revenues of approximately $1 million resulting from favorable volume in Options cremations products and other miscellaneous product accessories. Discounts and rebates were unfavorable by approximately $4 million over the prior year quarter, primarily driven by the increased proportion of our total sales to larger accounts compared to smaller accounts, initiatives and incentives implemented during the quarter to drive growth in lower volume accounts and payments associated with a coupon program that was previously part of Forethought’s financial results.

For the nine-month period ended June 30, 2004, Funeral Services products revenues increased $21 million, or 4.4 percent, from the comparable prior year period. The year-over-year improvement was primarily driven by a $12 million volume increase experienced throughout our product lines of burial caskets, Options cremations products and other miscellaneous product accessories, along with favorable gross price realization. The volume increase was the result of higher death rates in the early part of the year. These increases were partially offset by an unfavorable product line mix of $8 million. Also, discounts and rebates were unfavorable approximately $15 million when compared to the prior year comparable period, resulting from the same items impacting the quarter comparison along with the higher year-over-year revenues.

Funeral Services products gross profit decreased $4 million, or 4.6 percent, in the third quarter, but increased $11 million, or 4.2 percent, in the year-to-date period of 2004 compared to the same periods of the prior year. As a percentage of sales, gross profit was 54.2 percent and 55.4 percent in the three- and nine-month periods of 2004, respectively, compared to 55.8 percent and 55.5 percent in the comparable periods of 2003. The primary driver of the three- and nine-month gross profit fluctuations was the timing of burial unit volume, driven by the timing pattern of deaths as preliminarily reported by the CDC. As previously discussed above under revenues, burial volume declined during the 2004 third quarter, but has increased for the nine-month period when compared to the same period of 2003. Additionally, the three- and nine-month periods were favorably impacted by higher cremation and other miscellaneous product volumes along with improved net price realization. Finally, gross profit, both dollars and as a percent of sales, has been unfavorably impacted by significantly increased material costs for steel, other metals and solid woods, an overall slightly unfavorable product mix shift, and increased fixed manufacturing costs associated with expanding manufacturing capabilities at one of our plants. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products without the negative impact on our margins. While sales of our veneer product line continue to increase, we have not yet reached our desired penetration level.

Gross profit percentages are exclusive of distribution costs of $21 million, or approximately 13.7 percent of revenues, in the third quarter of 2004, which was essentially unchanged at $21 million, or 13.3 percent of revenues, in the prior year period. For the year-to-date period, gross profit percentages were exclusive of distribution costs of $65 million, or approximately 13.2 percent of revenues, up from $64 million, or 13.5 percent of revenues in the prior year-to-date period, primarily as a result of higher volumes and higher fuel costs. Such costs are included in other operating expenses for all periods.

Liquidity and Capital Resources

	Nine Months Ended
	June 30,
($ in Millions)	2004	2003
Cash Flows Provided By (Used In):
Operating activities	$255	$207
Investing activities	$(574)	$(248)
Financing activities	$189	$5
Effect of exchange rate changes on cash	$1	$2

Decrease in Cash and Cash Equivalents	$(129)	$(34)

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

Operating Activities

For the nine-month period ended June 30, 2004, net cash provided by operating activities totaled $255 million compared to $207 million for the nine months ended June 30, 2003. The increase in operating cash flow was heavily influenced by the second quarter 2004 loss on impairment of discontinued operations of $109 million, net-of-tax, related to the future divestiture of Forethought and the timing of payments made to Kinetic Concepts, Inc. (KCI) under the antitrust litigation settlement reached in 2002. Payments were made in January 2003 of $175 million ($111 million net-of-tax) and in December 2003 of $75 million ($47 million net-of-tax).

Depreciation, amortization and the write-down of intangibles increased to $76 million in the nine months of 2004 from $56 million in the 2003 comparable period. The increase in depreciation and amortization resulted primarily from the acquisitions of ARI, Mediq and NaviCare during the current year. Amortization expense also increased as a result of the continued roll-out of our enterprise-wide technology platform.

Changes in working capital declined over the nine-month period. The KCI payment made during the first quarter of 2004 was the primary driver of the decline. Increases in inventory further contributed to the decline in cash generated from working capital. Inventory has increased in relation to new product introductions at Hill-Rom and Batesville Casket, a build-up in preparation for potential work stoppages resulting from labor negotiations at Batesville Casket and lower than anticipated volumes at Hill-Rom. Partially offsetting the decline was an improvement in accounts receivable performance compared to the prior year period. Although overall days sales outstanding have increased by a few days over the prior year comparable period, we have seen a decrease from the prior two quarters. A shift in income taxes from a receivable to a payable position and a reduction of deferred taxes, both influenced by timing of payments related to the KCI antitrust litigation referred to above, also offset the decline.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2004 totaled $574 million compared to $248 million for the nine months ended June 30, 2003. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform. Capital expenditures also included miscellaneous plant and equipment expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Fiscal year 2004 capital expenditures, including capital expenditures at ARI, Mediq and NaviCare are expected to approximate $120 million.

On October 20, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and accrued in the Condensed Consolidated Balance Sheet as of June 30, 2004. This acquisition was funded directly out of our cash on hand. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

On October 30, 2003, we announced a definitive agreement to acquire Mediq, a company in the medical equipment outsourcing and asset management business. The acquisition of Mediq closed January 30, 2004. The purchase price for Mediq was approximately $332 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The amount of the working capital adjustments and all deferred payments were accrued in the Condensed Consolidated Balance Sheet as of June 30, 2004. The purchase was initially funded from cash on hand and from our revolving Credit Facilities. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

In addition, on January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not own for approximately $14 million, including deferred payments of approximately $1.5 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises. NaviCare is not expected to materially impact our revenues or results of operations in fiscal year 2004. The purchase was funded from cash on hand.

The divestiture of the piped-medical gas business was completed in October 2003 with the Company receiving gross proceeds of approximately $13 million. The divestiture of a substantial portion of the infant care business was completed in June 2004 with the Company receiving gross proceeds of $26 million. We expect to receive an additional $5 million if the subsequent closing of the final portion occurs within two years.

We received total cash of approximately $8 million in the acquisitions of ARI, Mediq and NaviCare during the first nine months of 2004, which were reflected as a decrease in the acquisition price on the Condensed Consolidated Statements of Cash Flows.

Forethought invests cash proceeds on insurance premiums predominantly in U.S. Treasuries and agencies and investment grade corporate bonds with fixed maturities, with lesser investments in commercial mortgage loans, high-yield corporate bonds and limited partnerships.

Financing Activities

Net cash provided by financing activities totaled $189 million for the nine months ended June 30, 2004 compared to $5 million for the nine months ended June 30, 2003. The increase in cash provided by financing activities in 2004 compared to 2003 related to the issuance of $250 million of 4.5 percent coupon senior notes in June 2004, which was utilized to permanently finance the Mediq acquisition described above. We made payments of approximately $241 million to reduce the debt borrowed from our two unsecured credit facilities to $44 million at June 30, 2004 (see “Other Liquidity Matters” below). This increase was partially offset by the open market repurchase of $47 million principal amount of longer maturity, high coupon debt in June 2004 for approximately $55 million.

Cash dividends paid increased to $51 million in the first nine months of 2004, compared to $46 million in the prior year comparable period. Quarterly cash dividends per share were $0.27 in 2004 and $0.25 in 2003.

Our long-term debt-to-capital ratio was 27.7 percent at June 30, 2004 compared to 23.9 percent at June 30, 2003. This increase was primarily due to the $250 million debt issuance and $44 million of debt borrowings resulting from the Mediq acquisition, as described above. This increase was partially offset by the repurchase of $47 million of our debt in the third quarter of fiscal 2004 and $157 million of our debt during the fourth quarter of fiscal 2003.

Other Liquidity Matters

As of June 30, 2004, cash and cash equivalents (excluding investments in insurance operations) had decreased $129 million to $51 million from $180 million at September 30, 2003. As outlined above, the primary reason for the decrease related to the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, combined with the $75 million payment made in December 2003 as part of the December 2002 settlement of the antitrust litigation with KCI and the June 2004 repurchase of $47 million of debt. The impact of these payments was partially offset by net borrowings from our Credit Facilities, the June 2004 issuance of $250 million of 4.5 percent coupon debt, net cash flows generated from operations and proceeds received from the sale of our piped-medical gas and infant care businesses.

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

As of June 30, 2004, we: (i) had $14 million of outstanding, undrawn letters of credit and $44 million borrowed under the Three-Year facility, (ii) were in compliance with all conditions set forth under the Credit Facilities, as amended, and (iii) had complete access to the remaining $442 million of borrowing capacity available under the Credit Facilities.

On July 28, 2004, we refinanced the above Credit Facilities with a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowing under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions are similar to those under the prior Credit Facilities described above, and include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used: (i) for working capital, capital expenditures, and other lawful corporate purposes; (ii) to finance acquisitions; and (iii) to repay any amounts outstanding under the prior Credit Facilities.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of June 30, 2004, we had $13 million of outstanding, undrawn letters of credit under these facilities.

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

On June 2, 2004, we issued $250 million of senior notes from this universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement.

In addition to the cash requirements of the above acquisitions, we received cash proceeds of approximately $26 million upon the completion of our divestiture of the infant care business of Hill-Rom. In addition, we retained the outstanding receivables of the infant care business at the date of close, which approximate $9 million. We also received approximately $105 million of cash proceeds from the disposition of Forethought, which closed on July 1, 2004. See Note 4 to the Condensed Consolidated Financial Statements for more detail on the Forethought divestiture.

We currently have Board of Directors’ approval to repurchase up to 24,289,067 shares of our common stock in the open market and through private transactions. During the third quarter of 2004, we repurchased 475,200 shares in the open market. As of June 30, 2004, we had 2,840,000 of authorized shares remaining for repurchase. We may consider additional repurchase of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our Credit Facilities, as amended, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations for the foreseeable future.

Contractual Obligations and Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, following is a table of contractual obligations and commercial commitments as of September 30, 2003, updated for the issuance of long-term debt in June 2004 and the divestiture of Forethought on July 1, 2004 (all amounts in millions):

	Payments Due By Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual Obligations:
Long-Term Debt	$398	$—	$—	$250	$148
Information Technology Infrastructure	180	27	54	54	45
Capital Lease Obligations	2	—	1	1	—
Operating Leases	61	18	26	17	—

Total Contractual Cash Obligations	$641	$45	$81	$322	$193

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

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. We have adopted the new deferral provisions and amendments of FIN 46R as of the second quarter of fiscal 2004. For more information on the impact of this standard, see Note 3 to the Condensed Consolidated Financial Statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. We adopted the interim-period disclosures as of the second fiscal quarter of 2004 as shown in Note 7 of the Condensed Consolidated Financial Statements.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 (the “Act”) or adopted rules, regulations and releases by the U.S. Securities and Exchange Commission (SEC) regarding our future plans, objectives, beliefs, expectations, representations and projections. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management’s Discussion and Analysis, the Notes to the Condensed Consolidated Financial Statements and other statements made in this Form 10-Q and in other filings with the SEC. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

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

In the third quarter of fiscal 2004, we entered into interest rate swap agreements to effectively convert $200 million of our fixed rate long-term debt to variable rates. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of June 30, 2004, the interest rate swap contracts reflected a cumulative gain of approximately $1 million.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings involving the Company, see Note 10 to the financial statements included elsewhere in this report.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2004 – April 30, 2004	—	—	—	3,315,200

May 1, 2004 – May 31, 2004	475,200	$55.70	475,200	2,840,000

June 1, 2004 – June 30, 2004	—	—	—	2,840,000

Total	475,200	$55.70	475,200	2,840,000

All shares purchased were through the publicly announced program approved by the Board of Directors. The shares purchased in the current quarter were purchased through open market transactions. As of January 2000, the Board of Directors had approved the repurchase of a total of 24,289,067 shares. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

During the quarter ended June 30, 2004, we filed five reports on Form 8-K.

The Form 8-K dated May 27, 2004 reported under “Item 5. Other Events” that we announced that Mr. Bruce Bonnevier has joined the organization as its Vice President, Human Resources.

The Form 8-K dated June 2, 2004 reported under “Item 5. Other Events” that we announced an offering of $250 million of senior notes due 2009. The Company expects to use the net proceeds from the offering to repay amounts outstanding under its 364-day revolving credit facility and its three-year revolving credit facility.

The Form 8-K dated June 2, 2004 reported under “Item 5. Other Events” that we had priced our offering of $250 million in aggregate principal amount of 4.50% Senior Notes due 2009.

The Form 8-K dated June 9, 2004 reported under “Item 5. Other Events” that we announced that we had completed the open market purchase of approximately $47 million of longer maturity, high coupon debentures for a price of approximately $55 million. The purchase of these debentures will result in an after-tax charge in the current quarter of approximately $4.0 million, or $0.06 per fully diluted share.

The Form 8-K dated June 24, 2004 reported under “Item 5. Other Events” that we announced the completion of the sale of Hill-Rom’s Air Shields infant care business to Dräger Medical.

During the quarter ended June 30, 2004, we furnished one report on Form 8-K containing information pursuant to “Item 9. Regulation FD Disclosure”.

The Form 8-K dated May 6, 2004 furnished under “Item 9. Regulation FD Disclosure” that we announced our earnings for the second quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: July 30, 2004	BY:	/S/	Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE: July 30, 2004	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Vice President – Controller and
Chief Accounting Officer