Form 10-K
period 2004-09-30
HILLENBRAND INDUSTRIES INC
filed 2004-12-07
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

700 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)

Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑	No ☐

State the aggregate market value of the common stock held by non-affiliates of the registrant.

          Common Stock, without par value - $3,869,555,300 as of March 31, 2004

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

          Common Stock, without par value - 61,989,311 as of November 19, 2004.

     Documents incorporated by reference.

          Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders – Part III.

HILLENBRAND INDUSTRIES, INC.

Annual Report on Form 10-K

September 30, 2004

PART I

Item 1. BUSINESS

Hillenbrand Industries, Inc., an Indiana corporation incorporated on August 7, 1969 and headquartered in Batesville, Indiana, is a public holding company for its two major operating businesses serving the health care and funeral services industries in the United States and abroad. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and provides biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Batesville Casket serves the funeral services industry and is a manufacturer of caskets and cremation-related products. In July 2004, Hillenbrand sold Forethought Financial Services, Inc., a provider of financial products and services designed to help people prefund anticipated funeral and cemetery costs. Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our” or “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company” or “Hill-Rom”; “Batesville Casket Company” or “Batesville”; “Forethought” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise or comprised those businesses.

Health Care

Hill-Rom is a recognized leader in the worldwide health care community. Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.

Products for the patient care environment include a variety of electrically adjustable hospital beds. These hospital bed models include the TotalCare SpO2RT® bed, a pulmonary bed that delivers rotation, percussion, and vibration; the TotalCare® bed, a bed designed for the critically acute patient; the Advanta™, AvantGuard™ and recently introduced BasicCareTM, CareAssist™ and VersaCare™ beds, designed for a variety of medical/surgical applications; and the Affinity® III bed, a bed specifically designed for the needs of the maternity department. Other Hill-Rom® products for the patient care environment include stretchers, surgical table accessories, bedside cabinets, adjustable-height overbed tables, mattresses and patient room furniture. Architectural products include headwalls and power columns which enable medical gases, communication accessories and electrical services to be distributed in patient rooms. Hill-Rom sells these products primarily to acute and long-term health care facilities worldwide through both direct and distributor channels. Approximately 82 percent of Health Care sales revenues are derived from the products discussed above.

Non-invasive therapy products include the CLINITRON® Air Fluidized Therapy system used in the treatment of advanced pressure sores, burns, flaps and grafts. Other surfaces such as the Flexicair®, SilkAir® and PrimeAire® ARS products in the U.S. and the Alto™, Primo™ and Duo® products in Europe are used primarily for wound prevention by providing advanced pressure relief to avoid skin breakdown. Products for pulmonary conditions include the TotalCare SpO2RT® and the V-Cue® mattresses which provide continuous lateral rotation of the patient. Our recent acquisition of Advanced Respiratory, Inc. (ARI) added The Vest™ system, which delivers high frequency chest wall oscillation for airway clearance in chronic pulmonary disease patients. In circulatory care, we introduced the ActiveCare™ sequential compression device for the prevention of deep vein thrombosis. With the Mediq, Incorporated (Mediq) acquisition, Hill-Rom has expanded its portfolio of lower price point surfaces for wound prevention and patient handling accessories. Hill-Rom rents these non-invasive therapeutic products primarily to acute, long-term and home care customers in the United States, Canada and Europe through a clinical sales force composed primarily of registered nurses and respiratory therapists. Technical support is made available by an extensive network of technicians and service personnel who provide maintenance and technical assistance from more than 250 Hill-Rom

Service Centers located in the United States, Canada and Europe. Certain Hill-Rom® therapy systems are also made available to customers on a sales basis. Approximately 88 percent of Health Care rental revenues and 3 percent of Health Care sales revenues are derived from these therapy products.

Products and services to enhance operational efficiency and asset utilization of health care facilities include equipment service contracts for Hill-Rom’s capital equipment, nurse call systems and various professional services to assist in optimizing facility designs and improving caregiver safety and patient outcomes. Hill-Rom’s ComLinx® LPM (Local Positioning Module) system provides wireless locating and tracking of equipment, patients and caregivers. With the recent acquisition of Mediq, we now provide peak-needs rentals and full-house asset management of a wide variety of moveable biomedical equipment such as ventilators, infusion pumps and monitors. The recent acquisition of NaviCare Systems, Inc. (NaviCare) has also added software products to optimize patient flow and scheduling. Hill-Rom provides these products and services primarily to acute and long-term health care facilities through a network of over 250 service centers and over 1,500 service professionals throughout the United States, Canada and Europe. Approximately 15 percent of Health Care sales revenues and 12 percent of Health Care rental revenues are derived from the products and services discussed above in this paragraph.

Hill-Rom has contracts with a number of group purchasing organizations (GPOs) in the United States as well as government purchasers in other countries. A significant portion of Hill-Rom’s sales are made pursuant to these contracts. GPOs have come under increasing scrutiny regarding contracting practices, which have included various Congressional hearings and proposed legislation. While it is not possible to determine the full impact of potential legislation, based on our understanding of the intent of the proposed legislation, we do not anticipate a significant impact to our business in the future.

Hill-Rom operates hospital bed, therapy bed and patient room manufacturing and development facilities in the United States and France. Most Hill-Rom® products are delivered by Hill-Rom owned trucks.

Funeral Services

Batesville Casket was founded in 1884 and acquired by the Hillenbrand family in 1906. Batesville manufactures and sells gasketed caskets made of carbon steel, stainless steel, copper and bronze. It also produces and markets non-gasketed steel and hardwood caskets. In addition, Batesville manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns, cremation containers and other memorialization products used in cremations. Batesville also supplies selection room display fixturing through its System Solutions group.

Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Batesville’s premium steel caskets also employ a magnesium alloy bar to cathodically help protect the casket from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets. Solid and veneer hardwood caskets from Batesville are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Batesville’s veneer caskets, initially introduced in October 2002 and supplemented with additional models throughout the 2003 and 2004 fiscal years, are manufactured using a revolutionary new process for veneering that allows for rounded corners and a furniture-grade finished appearance. Also in fiscal 2003, Batesville purchased certain intellectual property related to the former Marsellus Casket Company and reintroduced select lines of these premium caskets to independent funeral homes during the 2004 fiscal year. Finally, Batesville’s cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.

The Options® by Batesville cremation division offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, cremation containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options’ wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné and marble.

Batesville offers several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville® caskets are marketed by Batesville’s direct sales force to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States, the United Kingdom, Australia, Canada, Mexico and Puerto Rico. A significant portion of Batesville’s sales are made to large national funeral services providers under contracts Batesville has entered into with these customers.

Batesville maintains inventory at approximately 80 company-operated Customer Service Centers (CSCs) and six Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.

Batesville mainly manufactures and distributes products in the U.S. It also has two manufacturing facilities in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico and Australia.

BUSINESS SEGMENT INFORMATION

Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 11 to the Consolidated Financial Statements, which statements are included under Item 8.

While we serve two predominant industries, health care and funeral services, our operating structure contains the following reporting segments:

•	Hill-Rom Americas/Asia Pacific

•	Hill-Rom EMEA (Europe, Middle East and Africa)

•	Batesville Casket

Prior to the fiscal 2003 realignment of the Hill-Rom business structure, Americas/Asia Pacific and EMEA were combined in the Hill-Rom reporting segment.

RAW MATERIALS

Principal materials used in Hill-Rom’s products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, fabrics, plastics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically and hydraulically operated beds and certain other components are purchased from one or more manufacturers.

Batesville employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets.

Prices for raw materials and finished goods used in our products may fluctuate based on a number of factors beyond our control, and such fluctuations may affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times.

Additionally, although most of the raw materials and finished goods used in our products are generally available from several sources, certain of these raw materials and finished goods currently are available only from a single source.

Historically, we have been able to anticipate and react to changing raw material and finished good prices and availability through our purchasing practices and product price adjustments to our customers so as to avoid any material adverse effect on profitability and supply over an extended period of time. In fiscal 2004, however, the rising prices of certain raw materials, including steel in particular, had a direct and material negative affect on our profitability. We have plans and actions in place to mitigate the impact of rising raw material prices, including the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers, the expansion of Mexican manufacturing operations at Batesville Casket, the continued and expanded roll-out of veneer products with overall lower material cost composition at Batesville Casket and Batesville Casket’s 2005 product price adjustment which was intended to substantially cover its significant 2004 and projected 2005 commodity, fuel, health care and salary cost increases. However, there can be no assurance that we will be able to anticipate and react quickly to all changing raw material and finished good prices in the future, especially if commodity inflation increases as rapidly as we experienced during the 2004 fiscal year.

COMPETITION

Health Care

Hill-Rom is a recognized U.S. industry leader in the sale and rental of electrically and hydraulically operated hospital beds, patient room equipment, specialty beds and surfaces and non-invasive therapy devices for wound, pulmonary and circulatory care, and biomedical equipment rentals competing with several other manufacturers and distributors of competing products. With respect to the sale and rental of electrically and hydraulically operated hospital beds, specialty beds and surfaces, competitors include Stryker Corporation, Kinetic Concepts, Inc., Gaymar Industries, Inc., Sunrise Medical/Joerns Healthcare Inc., Getinge/Pegasus Airwave Inc., and Huntleigh Healthcare, Inc., among others. With respect to biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities, competitors include Universal Hospital Services, Inc., and Freedom Medical, among others. With respect to other products and services, competitors include Tyco International/The Kendall Company, Huntleigh Healthcare, Inc., Nemschoff Chairs Inc., Kimball International, Modular Services Company, Heraeus, Dukane Communication Systems, Rauland-Borg Corporation, Homewood Health Care, STERIS Corporation and others. In Europe, Hill-Rom competes with a large number of international competitors and regional manufacturers. Hill-Rom believes that it is a leader in the products and services it provides in Europe. Hill-Rom competes on the basis of product quality, service to its customers, innovation and price.

Funeral Services

Batesville is a recognized North American industry leader in the sale of funeral services products. Batesville competes on the basis of customer service, product quality, innovation, personalization, and price, and believes that there are at least three other companies, Aurora Casket Company, Matthews International Corporation and Milso Industries, that also manufacture and/or sell funeral services products over a wide geographic area. Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral services products for sale within a limited geographic area. Additionally, Batesville Casket is facing increasing competition from a number of non-traditional sources, including internet casket retailers, retail discount stores and caskets manufactured abroad.

RESEARCH

Each of our operating subsidiaries conducts research efforts to further develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. All research and development is internally sponsored and expensed as incurred. Research and development expense incurred for the fiscal years ended September 30, 2004 and September 30, 2003, and the ten-month period ended September 30, 2002, were as follows:

	(In millions)
	2004	2003	2002
Research and development expense	$56	$59	$42

PATENTS AND TRADEMARKS

We own, and from time to time license, a number of patents on our products and manufacturing processes that are of importance, but do not believe any single patent or related group of patents are of material significance to our business as a whole.

We also own a number of trademarks and service marks relating to our products and product services which are of importance to us, but, except for the marks “Hill-Rom” and “Batesville”, do not believe any single trademark or service mark is of material significance to our business as a whole.

Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property. However, we may not be sufficiently protected by our various patents, trademarks and service marks. Additionally, certain of our existing patents, trademarks or service marks may be challenged, invalidated, canceled, narrowed or circumvented. Beyond that, we may not receive the pending or contemplated patents, trademarks or service marks for which we have applied or filed.

In the past, certain of our products have been copied and sold by others. We vigorously try to enforce our intellectual property rights. However, we cannot ensure that the copying and sale of our products by others would not materially adversely affect the sale of our products.

EMPLOYEES

As of September 30, 2004, we employed approximately 10,400 persons in our operations, of which approximately 2,800 of these individuals in our production and technical operations work under collective bargaining agreements, primarily in the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from January 2005 to August 2010. In 2004, four contracts were renewed including the Batesville Casket steelworkers contract in Batesville that became effective in October 2004. We have four additional collective bargaining agreements in the United States and Canada that will expire during the next twelve months. These agreements include three at Batesville Casket and one at Hill-Rom. Outside of the United States and Canada negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.

Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the next twelve months and we will continue to prepare contingency plans as part of routine preparation for negotiations in order to minimize the impact of potential work stoppages.

REGULATORY MATTERS

FDA Regulation

Hill-Rom designs, manufactures, installs and distributes medical devices that are regulated by the Food and Drug Administration (FDA) in the United States and similar agencies in other countries. The regulations adopted and standards imposed by these agencies evolve over time and require Hill-Rom to make changes in its manufacturing processes and quality systems to remain in compliance. These agencies routinely inspect Hill-Rom’s facilities, as with other medical device manufacturers. If Hill-Rom fails to comply with applicable regulations and standards, determined by inspections or otherwise, Hill-Rom may be subject to compliance measures, including the recall of products and cessation of manufacturing and/or distribution.

As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Hill-Rom has also implemented an extensive program designed to ensure its quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.

Over the past two years, the FDA performed a minor inspection at our Charleston facility and a baseline inspection at two of our facilities located in Batesville. The FDA, for the Charleston inspection, issued no report. A report of observations was issued for the Batesville inspection. Hill-Rom has responded to this report with a remediation plan and expects no further actions. Audits conducted by foreign agencies have resulted in only minor observations resulting in corrective actions implemented by the Company. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.

Health Care Regulation

Hill-Rom’s customers include hospitals and other acute and long-term care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business, we are reimbursed directly by such third party payors. Accordingly, our customers are significantly affected by changes in reimbursement practices of such third-party payors, which may result in reduced utilization and downward pressure on prices. Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products.

The Medicare Modernization Act (MMA), passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since the program’s inception. While all of the implications of this far-reaching law are not yet clear, our current assessment continues to be that the Act is largely positive to Hill-Rom in the short term due to a variety of favorable hospital reimbursement provisions including full market basket updates. However, requirements affecting durable medical equipment placed in the home resulted in a general rate freeze effective from 2004 through the beginning of 2007. Additionally, commencing in 2005, further cuts targeted to specifically identified items of durable medical equipment will be instituted. Competitive bidding will commence in 10 metropolitan statistical areas (MSAs) in 2007, in 80 MSAs in 2009 and nationally thereafter. The overall effect of these actions is intended to reduce government spending on this type of equipment.

Increased cost projections associated with Medicare reform legislation along with the growing federal deficit and other factors could combine to create what we believe to be conditions favorable to Medicare cost containment measures in 2005.

Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, the potential exists next year for federal deficit reduction legislation to be considered by Congress. Any such legislation could negatively impact Medicare and Medicaid reimbursement.

Environmental Protection

We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental, waste management, and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we have been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, we do not expect the cost to us of the onsite and offsite remediation activities in which we are currently involved to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

FOREIGN OPERATIONS AND EXPORT SALES

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 to the Consolidated Financial Statements, which statements are included under Item 8.

Our export revenues constituted less than 10 percent of consolidated revenues in 2004 and prior years.

Our foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social and economic instability, increased operating costs, expropriation and complex and changing government regulations, all of which are beyond our control. Further, to the extent we receive revenue from U.S. export sales in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time to time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers as of December 1, 2004.

Frederick W. Rockwood, 56, was elected President and Chief Executive Officer of the Company on December 3, 2000 after being President since December 6, 1999. He has been employed by the Company since 1977. Previous positions held within the Company include President and Chief Executive Officer of Hillenbrand Funeral Services Group, Inc. from 1997 to 1999, President and Chief Executive Officer of Forethought Financial Services, Inc. from 1985 to 1997, Senior Vice President of Corporate Planning and Director of Corporate Strategy. He has also been a management consultant with Bain and Company and Boston Consulting Group. He is also a member of the Board of Directors of the Advanced Medical Technology Association (AdvaMed).

Scott K. Sorensen, 43, was elected Vice President and Chief Financial Officer on March 1, 2001. Prior to joining the Company, he was employed by Pliant Corporation (formerly Huntsman Packaging), a film and flexible packaging producer as its Executive Vice President and Chief Financial Officer, Treasurer since 1998. Prior to joining Pliant Corporation, Scott held various senior financial leadership positions with Westinghouse Electric Corporation/CBS including Chief Financial Officer of the Power Generation Division and the Communication and Systems Divisions from 1996 to 1998. He has also been an executive with Phelps Dodge Corporation and a management consultant with McKinsey & Company.

Kenneth A. Camp, 59, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He has been employed by the Company since 1981. Ken previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that position he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.

R. Ernest Waaser, 48, was elected President and Chief Executive Officer of Hill-Rom on January 22, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He was previously Senior Vice President of AGFA Corporation and President of AGFA’s Medical Imaging Division from 1999 to 2000. Prior to joining AGFA, Ernest was Executive Vice President and Chief Operating Officer of Sterling Diagnostic Imaging, Inc. from 1996 to 1999, a supplier of conventional and digital systems for the capture, communication, display and storage of medical diagnostic images. He also served as Research and Development Director, Diagnostic Imaging, for E. I. DuPont De Nemours & Co., Inc. and in various other management capacities with DuPont.

Patrick D. de Maynadier, 44, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. From May 2000 to October 2001 Patrick was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a partner in the corporate and securities section of the law firm Bracewell & Patterson, LLP.

Gregory N. Miller, 41, was elected Vice President — Controller and Chief Accounting Officer for Hillenbrand Industries on May 16, 2002. He previously held the position of Vice President-Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance, Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.

Kimberly K. Dennis, 37, was elected Vice President, Shared Services on September 10, 2003. Kim is responsible for directing the corporation’s IT infrastructure, travel services, administrative services, graphic communications, aviation operations, medical department and customer visitation guest facilities. Prior to this assignment, she was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to September 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company where she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology. She was also the principal architect of Batesville Casket Company’s regional distribution center network and was director and project leader of its enterprise resource planning project.

Bruce J. Bonnevier, 45, was elected Vice President, Human Resources on May 12, 2004. Prior to joining the Company, he held a number of positions with Rohm and Haas, a producer of specialty chemicals including Vice President, Human Resources, Electronic Materials Division, from 1999 to 2004; Director of International Human Resources from 1998 to 1999; Business Human Resources Manager from 1995 to 1998; Senior Organization Development Consultant, Plastics Additives Business Unit, from 1993 to 1995; and Manager, Training and Development, Philadelphia and Bristol plants from 1989 to 1993. Prior to his Rohm and Haas positions, he held Human Resources and Engineering positions with Michelin Tire Corporation, Union Carbide Corporation and Reynolds Metals Company.

AVAILABILITY OF REPORTS AND OTHER INFORMATION

Our website is www.hillenbrand.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with or furnish to the Securities and Exchange Commission as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct, the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

Item 2. PROPERTIES

The principal properties of our continuing operations are listed below, and are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use
Health Care:

Batesville, IN	Manufacturing, development	Manufacture and development
	and distribution facilities	of health care equipment

	Office facilities	Administration

Cary, NC	Manufacturing, development	Manufacture and development
	and office facilities	of health care equipment

Charleston, SC	Manufacturing and development	Manufacture and development
	facilities	of therapy units

	Office facilities	Administration

St. Paul, MN	Office facilities	Administration

Pluvigner, France	Manufacturing plant and	Manufacture and development
	development facility	of health care equipment

Location	Description	Primary Use
Funeral Services:

Batesville, IN	Manufacturing plants	Manufacture of metal caskets

	Office facilities	Administration

Manchester, TN	Manufacturing plant	Manufacture of metal caskets

Vicksburg, MS	Kiln drying and lumber	Drying and dimensioning of
	cutting plant	lumber

Batesville, MS	Manufacturing plant	Manufacture of hardwood caskets

Nashua, NH	Manufacturing plant	Manufacture of hardwood
caskets

Chihuahua, Mexico	Manufacturing plant	Manufacture of hardwood
caskets

In addition to the foregoing, we lease or own a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico and the Far East.

Item 3. LEGAL PROCEEDINGS

On June 30, 2003, Spartanburg Regional Healthcare System (the “plaintiff”) filed suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. Discovery is underway. The trial is anticipated to commence on or after July 1, 2005.

Plaintiff is seeking certification of a class of all purchasers of Hill-Rom® hospital beds and other in-room products between 1999 and 2003 where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through group purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other in-room products on commitments to rent or purchase specialty beds exclusively from Hill-Rom.

The hearing on class certification is anticipated to occur by mid to late January 2005. Plaintiff seeks actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that may be awarded, recovery of attorney’s fees and injunctive relief. If a class is certified and if plaintiffs prevail at trial, potential trebled damages awarded the plaintiffs could be substantially in excess of $100 million and have a material adverse effect on our results of operations, financial condition, and liquidity. Therefore, we are aggressively defending against Plaintiff’s allegations and will assert what we believe to be meritorious defenses to class certification and plaintiff’s allegations and damage theories.

We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

PART II

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The following table reflects the range of high and low selling prices of our common stock by quarter for the twelve months ended September 30, 2004 and 2003.

	2004		2003
	High	Low	High	Low
October – December	$62.40	$56.26	$54.65	$46.55
January – March	$72.92	$60.28	$54.85	$46.50
April – June	$70.55	$53.71	$52.50	$47.62
July – September	$60.80	$49.40	$58.29	$49.80

Holders

On November 19, 2004, there were approximately 17,000 shareholders of record.

Dividends

We have paid cash dividends on our common stock every quarter since our first public offering in 1971, and those dividends have increased each year thereafter. In fiscal 2004, dividends were paid on December 31, 2003 and March 31, June 30 and September 30, 2004 to shareholders of record as of December 15, 2003 and March 1, May 28 and September 14, 2004. Cash dividends of $1.08 ($0.27 per quarter) in fiscal 2004 and $1.00 ($0.25 per quarter) in fiscal 2003 were paid on each share of common stock outstanding. We currently believe that comparable quarterly cash dividends will continue to be paid in the future, as evidenced by the Board of Directors recent approval of a dividend of $0.28 per share for the first quarter of fiscal 2005.

Issuer Purchases of Equity Securities

We did not repurchase any of our shares in the fourth quarter of fiscal 2004.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for the fiscal years ended September 30, 2004, September 30, 2003 and the ten month period ended September 30, 2002. Fiscal years 2000-2001 are presented based on our previous fiscal year-end of the Saturday nearest November 30. Also presented are comparable unaudited data for the twelve-month periods ended September 30, 2002 and 2001. Prior years’ financial data has been restated to reflect Forethought as a discontinued operation.

	Fiscal	Fiscal	Twelve Months Ended		Ten Months	Fiscal Year Ended
	Year	Year	September 30,		Ended
	Ended	Ended			September 30,	December 1,	December 2,
	2004	2003	2002	2001	2002	2001	2000
			(Unaudited)				(53 weeks)
	(In millions except per share data)
Net revenues (a)	$1,829	$1,695	$1,736	$1,674	$1,393	$1,673	$1,637
Income (loss) from continuing operations (a)	$188	$181	$56	$130	$(17)	$169	$130
(Loss) income from discontinued operations (a)	(78)	(43)	(12)	23	7	1	24
Net income (loss) (a)	$110	$138	$44	$153	$(10)	$170	$154
Income (loss) per share from continuing operations – Basic (a)	$3.02	$2.91	$0.90	$2.06	$(0.28)	$2.71	$2.06
(Loss) income per share from discontinued operations — Basic (a)	(1.26)	(0.68)	(0.20)	0.38	0.12	—	0.38
Net income (loss) per share-Basic (a)	$1.76	$2.23	$0.70	$2.44	$(0.16)	$2.71	$2.44
Income (loss) per share from continuing operations – Diluted (a)	$3.00	$2.90	$0.90	$2.05	$(0.28)	$2.70	$2.06
(Loss) income per share from discontinued operations – Diluted (a)	(1.25)	(0.68)	(0.20)	0.38	0.12	—	0.38
Net income (loss) per share-Diluted (a)	$1.75	$2.22	$0.70	$2.43	$(0.16)	$2.70	$2.44
Total assets	$1,992	$5,425	$5,455	$4,949	$5,455	$5,072	$4,597
Long-term debt	$360	$155	$322	$302	$322	$305	$302
Cash dividends per share	$1.08	$1.00	$0.98	$0.83	$0.77	$0.84	$0.80

(a)	The selected financial data presented above includes a number of non-recurring and special charges. Following is a summary of these charges, on a net-of-tax basis. The amounts are summarized based upon the line items within the Statements of Consolidated Income (Loss) impacted. Further discussion regarding these adjustments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal	Fiscal	Twelve Months Ended		Ten Months	Fiscal Year Ended
	Year	Year	September 30,		Ended
	Ended	Ended			September 30,	December 1,	December 2,
	2004	2003	2002	2001	2002	2001	2000
			(Unaudited)				(53 weeks)
	(In millions except per share data)
Items Net-of-Tax:
Net Revenues
CMS claims resolution	—	(2)	—	—	—	—	—
Litigation Charge
Litigation charge	—	—	158	—	158	—	—
Special Charges
Severance and benefit costs, asset impairments and other realignment activities	4	6	3	18	3	14	2
Operating Expense
Write-off of technology asset	—	—	4	—	4	—	—
Other (Income) Expense, net
Net realized capital (gains) losses and impairments	—	11	7	—	7	—	—
Loss on extinguishment of debt	4	11	—	—	—	—	—
Income Taxes
Reversal of tax reserves and adjustments to valuation allowance	—	—	(32)	—	(6)	(26)	—

Impact on continuing operations	$8	$26	$140	$18	$166	$(12)	$2

Discontinued Operations
Net realized capital (gains) losses and impairments	$(2)	$21	$30	$1	$11	$20	$1
Severance and benefit costs, asset impairments and other realignment activities	—	—	7	—	—	7	—
Loss on impairment of discontinued operations	105	51	—	—	—	—	—
Other	—	—	(6)	—	(6)	—	—

Impact on discontinued operations	$103	$72	$31	$1	$5	$27	$1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes included under Item 8 of this Form 10-K.

OVERVIEW

Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and a provider of biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Batesville Casket serves the funeral services industry and is a manufacturer of caskets and cremation-related products.

Over the course of the past four years, Hillenbrand Industries has embarked on a strategy to create value for shareholders, customers, suppliers and employees. The cornerstone of this strategy is our commitment to create and accelerate shareholder value and growth by identifying and implementing initiatives that will help realize the potential of our existing portfolio of businesses and position us for future growth, both organically and through acquisitions. The five key elements of our strategy and its impact on the business are outlined as follows:

1.	Profitable revenue growth: Profitable revenue growth is critical to our overall commitment to build shareholder value. Actions taken to achieve this objective include higher research and development spending, a more strategic approach to new product development, an increased focus on higher margin products and a more profitable product mix. These efforts have resulted in numerous product line extensions, new product platforms, gross margin improvement and a foundation for future revenue growth.

During the second quarter of fiscal 2004 we launched two new bed platforms in North America, the VersaCare™ and CareAssist™ beds. The VersaCare™ platform is a more feature-rich replacement to our current Advanta™ product offering, which is Hill-Rom’s single largest product. The CareAssist™ product is an entry-level offering at a lower price point than the VersaCare™ or Advanta™ products, providing increased flexibility to our customers that need fewer features on their bed platforms. While we believe these products will be successful in the marketplace, their introduction had an impact on the timing of orders and shipments as many customers delayed purchasing decisions as they evaluated the new product offerings, resulting in lower revenues and gross profit from health care in fiscal 2004. Hill-Rom also introduced the ComLinx® LPM wireless locating and tracking system, the PrimeAire®-ARS wound prevention surface and the Vocera wireless hands-free nurse communication system during the first six months of 2004. We also introduced new products in the architectural products, communications and furniture lines during the last half of fiscal 2004, replacing outdated products and enhancing workflow solutions.

In 2004, Batesville Casket continued its focus on new product development by introducing several new veneer products aimed at various price points in both the burial and cremation markets, reintroducing select premium wood caskets under the Marsellus™ brand name and introducing the Dimensions by Batesville® product line in response to the growing demand for caskets associated with the increasing size of Americans. In addition to these items, Batesville Casket continued its focus on the increasing opportunity to personalize funerals by introducing several new theme caskets, LifeSymbols corners and cap panels, along with various columnar displays for these and other products used by our customers to show products in their selection rooms.

We are also committed to growth through selective health care acquisitions, such as the acquisitions of ARI, Mediq and NaviCare. In October 2003 we completed the acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. ARI complements Hill-Rom’s existing pulmonary expertise, expands Hill-Rom’s home-care product line, and provides opportunity for growth through leveraging of its clinical sales force. In January 2004, we completed the acquisition of Mediq, a company that provides peak-needs rentals and asset management of moveable biomedical equipment and services. This acquisition expands Hill-Rom’s product and service offerings, strengthens its after-sales service capabilities and should allow increased leverage of its global service center network. Also in January 2004, we completed the acquisition of the remaining 84 percent equity interest of NaviCare that we did not already own. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises and supplements Hill-Rom’s goal of offering products, services and solutions to enhance the efficiency and effectiveness of the patient care environment.

We have also entered into two important technology relationships that augment the benefits of the Mediq and NaviCare acquisitions. First, in August 2003 we entered into a supply agreement with Visonic Technologies Americas, Inc. and Elpas Electro-Optic Systems, Ltd. to provide us with access to Visonic’s wireless locating technology. This technology supports our recently introduced ComLinx® LPM wireless locating and tracking system, which allows us to tag and track equipment and personnel in health care facilities. In January 2004 we entered into a distribution agreement with Vocera Communications, Inc. permitting Hill-Rom to sell, service and support Vocera’s wireless voice communication solution, which will allow wireless voice communication among health care facility workers throughout a facility. These technology relationships, along with the Mediq and NaviCare acquisitions provide the foundation for long-term growth and competitive advantage in Hill-Rom’s service business. Our strategy for growth in this business is based on the recognition that health care providers will face increasing demand in coming years as the baby boom generation ages and at the same time will face continued pressure to control health care costs. In this environment, we believe health care providers will need to increase patient throughput with higher levels of utilization of existing assets. We believe we now can facilitate dramatic improvements in asset utilization and in-patient flow, and we can provide flexibility to health care providers in achieving those objectives by offering them capital purchases, rental arrangements and comprehensive asset management programs across a broader range of products.

The ARI and Mediq acquisitions resulted in significant increases in health care rental revenues and gross profit. The effect of the acquisitions on gross profit as a percentage of revenue has been negative, as lower margin rates associated with Mediq’s business more than offset the higher margin rates at ARI. We used cash on hand to purchase ARI and NaviCare and borrowings under our revolving credit facilities to fund the majority of the purchase price for Mediq, which were refinanced with a long-term borrowing in the third quarter of fiscal 2004.

During 2005 we plan to complete the integration of the acquisitions made in 2004. We also plan to focus development efforts on filling remaining product line gaps relating to connectivity and integration in the patient care environment, enhancement of operational efficiency and asset utilization of health care facilities and non-invasive clinical therapies that have a close relationship to our current strengths.

2.	Improved asset management: We continually strive to improve the efficiency and return on our assets and capital. Key components of this effort include business process simplification, asset rationalization and achieving an optimal sales structure. Significant progress has been made in all these areas. In business process simplification, we are continuing our efforts to move to a common technology platform with our Enterprise Resource Planning implementations at Hill-Rom and Batesville Casket.

The recent sale of our piped-medical gas business and infant care products business are examples of the asset rationalization strategy. These businesses were selected for divestiture as they no longer fit within our strategic portfolio because they had limited future growth potential, possessed unique sales channels and research and development requirements, had low profit margins and would have required significant investment to achieve their limited growth potential. Additionally, in July we sold Forethought, a specialty insurance holding company serving the pre-need financial services market. Following a comprehensive review of strategic alternatives, we concluded that the best interests of our shareholders, customers and employees would be served by the sale of Forethought, allowing us to focus our resources on future growth opportunities in the health care marketplace and maintain our longstanding commitment to Batesville Casket. Managing a large insurance and financial services company is very different from managing companies that manufacture products and provide related services. Additionally, a financial services company is subject to a variety of outside influences, including exposure to financial market volatility, that have made it difficult for our investors to compare and forecast our operating performance at times in the past. Moreover, Forethought’s strategic priorities and opportunities were inconsistent with those of Hillenbrand. Proceeds from the disposition of these businesses have been reinvested as part of our acquisition growth strategy.

3.	Lower cost structure: We are committed to increasing shareholder value through the reduction of costs and waste in all areas of our business and the streamlining of processes for higher performance. Strategic sourcing and supply arrangements with key suppliers have resulted in significant reductions in raw material costs while maintaining quality over the last several years. However, over the past six months, we have experienced some significant pricing pressure with respect to steel, red metals, solid wood and fuel that has negatively impacted our financial results during the 2004 fiscal year by approximately $15 million and are anticipated to continue into 2005. The cost increases have been caused by price increases and surcharges that have been implemented by our suppliers due to strong worldwide demand, strained production capacity, a weak U.S. dollar and uncertain economic conditions. If strong worldwide steel demand continues, the strained production capacity could also pose a risk with respect to the timing and availability of steel deliveries from our suppliers. We also continue to reduce operating expenses as a result of work force and other realignment activities.

With respect to non-operating expenses, we completed the repurchase of approximately $157 million and $47 million of our outstanding long-term debt in the fourth quarter of 2003 and the third quarter of 2004, respectively. This debt carried interest rates ranging from 6.75 percent to 8.5 percent. We incurred charges of $16 million and $6 million, respectively, related to these repurchases. These repurchases will provide approximately $8 million in annual interest rate savings.

Moreover, in addition to previously announced restructurings, we announced a restructuring in the fourth fiscal quarter of 2004, resulting in a charge of $7 million intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The charge included the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe. These actions should result in an approximate

$16 million annualized gross benefit once the action is fully completed toward the end of our 2005 fiscal year.

During 2005 we plan to pay for our investments to grow the business, offset material cost increases and stabilize margins by continuing to cut costs and achieve increased efficiencies. For example, as part of our ongoing strategic sourcing efforts, Hill-Rom recently centralized its global supply chain to optimize its supply chain for manufacturing operations and maximize purchasing power with suppliers, and, during 2005, Batesville Casket plans to ramp up its Mexican manufacturing capability to expand its low-cost manufacturing capabilities.

4.	Strategic portfolio management: We continue to manage our portfolio of operating companies under a unified corporate structure. Under this approach, each operating company plays a specific role in the fulfillment of our overall strategy. Batesville Casket is responsible for developing management talent and providing earnings and cash flow to fund Corporate growth. Hill-Rom’s role is to provide, in addition to cash flow and earnings, profitable growth through new product innovation, expansion into new areas and acquisitions in its respective adjacent health care businesses.

5.	Leadership excellence: We have continued the aggressive development of talent in the organization through developmental assignments, inter-organizational transfers and special executive development training experiences. In 2003 we launched a unique performance development facility to enhance executive capabilities. During 2004, we continued to incorporate new learning and processes to expand the capabilities of this facility to individuals as well as team peak performance. During 2003, we performed comprehensive evaluations of our compensation and benefit programs, which we continued to evaluate in 2004, to assure marketplace competitive programs and practices, as well as proper alignment with our shareholder value creation objectives.

The charges and expenditures incurred to implement these initiatives partially offset the achieved benefits, but such benefits are expected to continue in future periods. We expect further benefits to be achieved as we continue to pursue our strategy, with a primary focus on the following elements of the strategy in 2005:

1.	Increasing customer focus: We are committed to increasing customer focus by responding to their needs, solving their problems, and providing the right products and services better than anyone else. Resource allocation and investments in current businesses, new products and acquisition targets will be driven by increasing our customer focus in each of our businesses. Hill-Rom has made substantial progress towards its objectives of increasing the number of sales representatives by approximately 50. Batesville Casket’s strategy to enhance the customer experience during 2005 will include an increased focus on more uniquely serving the individual funeral homes through increasing delivery frequency and flexibility, expanding the number of sales territories to increase our exposure with individual accounts and funeral directors, enhancing product selection, strengthening executive relationships with key accounts across the country and becoming easier and simpler to do business with at all customer touch points and with all customer interactions.

2.	Product quality, innovation and new product development: We are focused on our product quality and new product development initiatives, increasing funding levels and the speed of research and development and manufacturing cycle times. The ultimate goal of these initiatives is to provide meaningful innovative solutions to customers. During 2004, Hill-Rom introduced the BasicCare™, CareAssist™ and VersaCare™ bed frames designed for a variety of medical/surgical applications, a premium furniture extension, the Contour and Imagebuilder headwall systems, PrimeAire® ARS therapy surface, ComLinx® LPM (which provides wireless tracking of equipment, patients, and caregivers) and Vocera® for hands free voice communication. Additionally, in 2004,

Batesville Casket continued its roll-out of veneer products by introducing several new engineered wood casket products manufactured under its revolutionary new process for veneers and completed the reintroduction of select premium wood caskets under the Marsellus brand name to customers. Batesville Casket is in the process of introducing its new Dimensions product line targeted at the increasing population of overweight and obese individuals.

3.	Streamlining business for higher performance: We plan to continue to rationalize and exit poor performing product lines and businesses and divest of under-performing assets. Batesville Casket’s Enterprise Resource Planning (ERP) system implementation, providing a common technology platform aimed at speeding productivity gains and process improvements, was completed during the 2004 fiscal year and is fully functional. Implementation efforts related to the ERP system at Hill-Rom will continue, where three out of four phases were complete at the end of fiscal 2004. Improving performance with the Hill-Rom EMEA business will also be a focus in fiscal 2005.

4.	Accelerating top line growth through new business development: While organic growth is important, we recognize that we will not be able to consistently meet our long-term strategic objectives without the benefit of acquisitions. During 2005 we plan to complete the integration of the acquisitions made in 2004. We also plan to focus development efforts on filling remaining product line gaps relating to connectivity and integration in the patient care environment, enhancement of operational efficiency and asset utilization of health care facilities and non-invasive clinical therapies that have a close relationship to our current strengths.

In addition to the effects of the continued execution of our overall Corporate strategy, other trends in our businesses which have impacted and may continue to impact performance are outlined below.

The health care products industry is diverse and highly competitive. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. These long-term trends should create pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a period of staffing shortages. Hill-Rom believes that in order for it to achieve its goals of revenue growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis.

In addition, health care providers are under continued pressure to control costs. As a result, purchasers of health care products and services such as those offered by our health care businesses continue to demand more cost effective products and services that improve the quality and efficiency of patient care and service. Specifically, the federal budget deficit is causing increasing pressure to control costs in the Medicare and Medicaid programs, increasing the likelihood of health care reform and changes in reimbursement practices. At the state level, while some easing of budgetary pressures has been noted, fiscal challenges largely remain present with Medicaid expenditures claiming increasing portions of state budgets. Additionally, health care providers face cost control pressures due to increasing numbers of uninsured patients and increasing supply costs. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement and economic environment for providers. In the aggregate, these cost control pressures can also impact the relative industry-wide demand for sales versus rental options in various product segments, which in turn can affect the sales versus rental mix of many products in our portfolio.

We continue to monitor implementation of the Medicare Modernization Act. While all of the implications of this far-reaching law are not yet clear, our current assessment continues to be that the Act is largely positive to Hill-Rom in the short term due to a variety of favorable hospital reimbursement provisions. Moreover, increased cost projections associated with the

Medicare reform legislation, along with the growing federal deficit and other factors, could combine to create what we believe to be conditions favorable to Medicare cost containment measures in 2005 and beyond.

We derive significant revenues through GPOs. GPOs have come under increasing scrutiny regarding contracting practices, which have included various Congressional hearings. Over the past year, in response to Congressional inquiries, the industry had imposed numerous reforms contained in an industry-designed code of conduct. Despite this effort, federal legislation has been proposed this year that would direct the Department of Health and Human Services (HHS) to promulgate rules further defining ethical conduct for GPOs. Observance of these rules, through a certification process designed by HHS, would be a precondition for GPOs to accept administrative fees from hospital suppliers. Additionally, those fees would be capped at 3 percent. We believe the likelihood of passage this year is remote. However, the issue is likely to be revisited by the next Congress. While it is not possible to determine the full impact of potential legislation, based on our understanding of the bill’s intent, we do not anticipate a significant impact to our business in the near future.

We have been subject to increasing competitive pressure in areas in which we have not brought sufficient new products and features to market in the past. Hill-Rom’s increased commitment to new product development is expected to generate additional growth opportunities in 2005 and beyond.

Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term customer needs: improving the operational efficiency of health care facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency. Management believes substantial opportunity exists to grow in these areas by utilizing Hill-Rom’s global rental service center network, its clinical sales force and its strong position in capital equipment. The recently completed acquisitions of ARI, Mediq and NaviCare aim to take advantage of these opportunities. Because of our concentration in sales of capital equipment, we are susceptible to short-term demand fluctuations resulting from economic and regulatory changes and the timing of new product introductions. We intend to accelerate our efforts in non-capital products and services, which we believe will provide a more stable revenue stream. Meanwhile, Hill-Rom continues to focus on increasing its cost competitiveness in light of growing price pressures and low cost competitors, particularly in low- to mid-range products.

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

In the funeral services products industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates and a continued increase in the rate of cremations. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated at approximately one-third of total deaths. Also, Batesville continues to participate in an increasingly competitive environment where overcapacity exists and competitors respond with greater price concessions (discounts) and more flexible service. Management expects each of these trends, which have resulted in declines in the volume of casket sales for Batesville over the past three years, to continue in the future. Although Batesville offers a broad line of cremation products, these products result in lower revenue and carry overall lower margins than the average burial product. Partially offsetting these negative trends is a growing demand for enhanced personalization of funeral products and increased manufacturing and other operational efficiencies. Based on these trends and factors, Batesville’s strategy to improve profitability in the funeral services products industry will require Batesville to continue to differentiate its products on the basis of customer service, quality, innovation and personalization, while at the same time continuing to control costs through manufacturing efficiencies, strategic sourcing and other cost reduction efforts.

RESULTS OF OPERATIONS

Effective for fiscal year 2002, we changed our fiscal year-end to September 30 from the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income (Loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity and Comprehensive Income presented in this Form 10-K reflect the Fiscal Years Ended September 30, 2004 and 2003, and the Ten Months Ended September 30, 2002.

As a result of the change in fiscal year-end, for purposes of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following periods of operations are presented and discussed:

•	Fiscal Year Ended September 30, 2004 compared to Fiscal Year Ended September 30, 2003

•	Fiscal Year Ended September 30, 2003 compared to the unaudited Twelve Months Ended September 30, 2002

•	Fiscal Year Ended September 30, 2003 compared to Ten Months Ended September 30, 2002

The discussion of results for the Fiscal Year Ended September 30, 2003 to the unaudited Twelve Months Ended September 30, 2002 is presented for comparative purposes only. Management considers this to be a more meaningful presentation than the comparison of the Fiscal Year Ended September 30, 2003 to the Ten Months Ended September 30, 2002. As a result, the explanations related to the comparative results of the Fiscal Year Ended September 30, 2003 to the Ten Months Ended September 30, 2002 are more abbreviated than for the other comparisons included herein. Unless otherwise noted, the factors affecting the results for the Ten Months Ended September 30, 2002 are consistent with those affecting the unaudited results for the twelve months ended on this same date.

Unless otherwise indicated, references to 2002 in the comparative discussions below correspond to the periods set forth in the heading of each section. Further, the operating results for the divestitures completed in 2004 (the infant care and piped-medical gas businesses of Hill-Rom as well as Forethought) are presented as discontinued operations within our Consolidated Statement of Income (Loss). Under this presentation, the revenues and variable costs associated with these businesses are removed from the individual line items comprising the Consolidated Statement of Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that were eliminated with the divestitures are also included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results within Management’s Discussion and Analysis are presented based on our results from continuing operations.

The following table presents comparative operating results for all periods discussed within Management’s Discussion and Analysis:

	Fiscal		Fiscal		Twelve		Ten
	Year Ended		Year Ended		Months Ended		Months Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2004	Revenues	2003	Revenues	2002	Revenues	2002	Revenues
(Dollars in millions except per share data)	(Unaudited)
Net Revenues
Health Care sales	$737	40.3	$749	44.2	$787	45.3	$615	44.2
Health Care rentals	452	24.7	318	18.8	328	18.9	268	19.2
Funeral Services sales	640	35.0	628	37.0	621	35.8	510	36.6

Total Revenues	$1,829	100.0	$1,695	100.0	$1,736	100.0	$1,393	100.0

Gross Profit
Health Care sales	$355	48.2	$379	50.6	$394	50.1	$304	49.4
Health Care rentals	203	44.9	157	49.4	156	47.6	127	47.4
Funeral Services sales	350	54.7	349	55.6	336	54.1	275	53.9

Total Gross Profit	908	49.6	885	52.2	886	51.0	706	50.7
Other operating expenses	582	31.8	544	32.1	585	33.7	485	34.8
Litigation charge	—	—	—	—	250	14.4	250	17.9
Special charges	6	0.3	9	0.5	5	0.3	4	0.3

Operating Profit (Loss)	320	17.5	332	19.6	46	2.6	(33)	(2.3)
Other income (expense), net	(12)	(0.7)	(52)	(3.1)	(27)	(1.5)	(22)	(1.6)

Income (Loss) from Continuing Operations Before Income Taxes	308	16.8	280	16.5	19	1.1	(55)	(3.9)
Income tax expense (benefit)	120	6.5	99	5.8	(37)	(2.1)	(38)	(2.7)

Income (Loss) from Continuing Operations	188	10.3	181	10.7	56	3.2	(17)	(1.2)
(Loss) income from discontinued operations	(78)	(4.3)	(43)	(2.6)	(12)	(0.7)	7	0.5

Net Income (Loss)	$110	6.0	$138	8.1	$44	2.5	$(10)	(0.7)

Income (loss) per common share share from continuing operations	$3.00	N/A	$2.91	N/A	$0.90	N/A	$(0.28)	N/A
(Loss) income per common share from discontinued operations	(1.25)	N/A	(0.69)	N/A	(0.20)	N/A	0.12	N/A

Net Income (Loss) per Common Share – Diluted	$1.75	N/A	$2.22	N/A	$0.70	N/A	$(0.16)	N/A

The financial results presented herein include a number of other items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year	Fiscal Year	Twelve Months	Ten Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in millions)	2004	2003	2002	2002
Pre-tax Items:
Net Revenues
CMS claims resolution	$—	$(3)	$—	$—
Litigation charge	—	—	250	250
Special charges	6	9	5	4
Operating Expense
Write-off of technology asset	—	—	5	5
Other (Income) Expense, net
Loss on extinguishment of debt	6	16	—	—
Net realized capital (gains) losses and impairments	—	17	11	11
Income Taxes:
Reversal of tax reserves and adjustments to valuation allowance	—	—	(32)	(6)
Discontinued Operations
Items (net-of-tax):
Net realized capital (gains) losses and impairments	(2)	21	30	11
Special charges	—	—	7	—
Loss on impairment of discontinued operations	105	51	—	—
Other	—	—	(6)	(6)

In the following sections, we provide a high level summary of our consolidated results of operations for the periods indicated. Immediately following each summary section is a more comprehensive discussion of revenues and gross profit by operating company.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Summary

Consolidated revenues of $1,829 million in 2004 increased $134 million, or 7.9 percent, compared to $1,695 million in 2003. The increase in revenue was predominantly related to the 2004 acquisitions, from which ARI and Mediq increased Health Care rental revenues by $61 million and $80 million, respectively, and Mediq and NaviCare increased Health Care sales by $15 million collectively. Excluding acquisitions, Health Care sales decreased by $27 million and Health Care rental revenues decreased by $7 million, but were partially offset in consolidation by the increase in Funeral Services sales of $12 million. Health Care sales experienced declining volumes due to product transitions, and pricing pressures further compounded the effect of lower volumes on revenues. Funeral Services continued to experience declining volumes due to a lower death rate and higher cremations along with unfavorable product line mix, but favorable price realization and cremation and product accessory growth drove the year-over-year increase in revenues. 2003 revenues also benefited from the resolution of outstanding claims with the Center for Medicare and Medicaid Services (CMS) related to previously reserved past due receivables in the amount of approximately $3 million. In 2005, Health Care sales should benefit from the 2004 new product introductions partially offset by continued competitive pricing pressures. Health Care rentals are expected to increase resulting from the full year inclusion of acquired businesses plus additional capital spending. Funeral Services revenues are expected to continue to be effected by the 2004 items previously mentioned.

Consolidated gross profit increased $23 million or 2.6 percent over the prior year period, again driven by the acquisitions in Health Care rentals. As a percentage of total revenues, consolidated gross profit margins of 49.6 percent in 2004 decreased from 52.2 percent in 2003. The lower gross margin as a percent of revenues was driven by a mix shift from higher margin capital products to lower margin rental products, especially the Mediq® product lines, lower volumes at both Hill-Rom and Batesville Casket and significantly increased material costs driven by higher prices for steel, red metals and solid woods. Excluding the acquired Mediq® product lines, gross profit margins in 2004 would have been 50.9%.

Other operating expenses increased 7.0 percent to $582 million in 2004 compared to $544 million in 2003. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The higher expense levels were essentially due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of $41 million. Operating expenses have also increased in 2004 as a result of higher information technology costs associated with the continued roll-out of our enterprise-wide technology platform, a higher foreign exchange impact on European operating expenses, higher transportation fuel costs and legal fees. These increases were partially offset by lower incentive compensation expense of $46 million in 2004 versus 2003 driven by the results falling short of our targeted incentive levels, as well as realized compensation and benefit savings associated with the third quarter 2003 Hill-Rom business realignment. In the fourth quarter of 2003, a pension curtailment charge of approximately $3.5 million was recognized related to a previously announced pension choice program. As a percentage of revenues, operating expenses decreased to 31.8 percent in 2004 from 32.1 percent in 2003 as a result of the additional revenues and synergies from acquired companies, and the lower compensation expense discussed above. In 2005, other operating expenses are expected to increase resulting from a full year of acquired business expenses, a higher level of information technology expenses and an increase in incentive compensation expense. As in 2004, incentive compensation will depend on financial results in 2005. These increases are expected to be partially offset with continued synergies achieved from acquisition integrations and lower compensation and benefit savings associated with the 2003 and 2004 Hill-Rom restructuring activities.

Special charges were recognized in both the 2004 and 2003 reporting periods. In 2004, a net special charge of $6 million was recorded related to restructuring charges at Hill-Rom. In the third quarter of 2003, a charge of $9 million was recorded related to severance and benefit-related costs associated with a new business structure at Hill-Rom.

Other Income and Expense

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
(Dollars in millions)	2004	2003	% Change
Interest expense	$(15)	$(19)	21.1
Investment income	9	9	—
Loss on extinguishment of debt	(6)	(16)	62.5
Other	—	(26)	100.0

Other Income (Expense), Net	$(12)	$(52)	76.9

Interest expense decreased $4 million to $15 million in 2004 compared to $19 million in 2003. This decrease resulted from debt actions taken during the 2003 and 2004 fiscal years. We repurchased $157 million of debt, with interest rates ranging from 6.75 percent to 8.5 percent in the fourth quarter of fiscal 2003, followed by the repurchase of an additional $47 million in the third quarter of 2004. In July 2004, we issued $250 million of 4.5 percent debentures. The debt repurchases described above resulted in charges for the extinguishment of debt of $6 million in 2004 and $16 million in 2003, primarily resulting from premiums paid on the repurchases, partially offset by recognition of a portion of the deferred gains resulting from the termination of certain interest rate swaps in 2003 on the associated debt. Other expenses decreased year over year, primarily resulting from other investment write-downs in 2003, and the investment losses generated by the private equity limited partnerships retained upon the sale of Forethought.

Income tax expense of $120 million was recognized in 2004 compared to income tax expense of $99 million in 2003. The effective tax rate for 2004 approximated 38.9 percent while in 2003 the tax rate approximated 35.4 percent. The increase in 2004 resulted in part from the establishment of valuation allowances on deferred tax assets due to both continued losses in France and capital losses realized from the divestitures. This increase was also due to additional accruals related to audit activity by the Internal Revenue Service and various states. These were partially offset with the benefit from a strategy to restructure the French operations and the recognition of a related deferred tax asset. The 2003 rate included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective income tax rate for 2003 would have approximated 34 percent.

Income from continuing operations increased in 2004 to $188 million, or $3.00 per diluted share, compared to $181 million, or $2.91 per diluted share in 2003. The increase related to the decrease in other income and expense partially offset by the increase in income tax expense in 2004. Considering the effect of the pre-tax items outlined in the table of unusual items, income from continuing operations was adversely impacted by $12 million in 2004 and $39 million in 2003.

In February 2004, we entered into a definitive agreement for the sale of Forethought. At that time an impairment on discontinued operations of $109 million, net of a $20 million income tax benefit, was recorded based on the terms of the deal and subsequently in the fourth quarter the net loss was adjusted to $102 million. These closing adjustments resulted primarily from the increase in proceeds related to the increase in the statutory adjusted book value of Forethought, partially offset by additional acquisition costs. In September 2003, we entered into a definitive agreement to sell the piped-medical gas business of Hill-Rom. Also in September 2003, we announced an agreement to sell the Air-Shields infant care business of Hill-Rom. The sales of the piped-medical gas business, the infant care business and the Forethought business were completed in October 2003, June 2004, and July 2004, respectively.

As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $78 million in 2004 compared to a net loss of $43 million in the prior year. The loss in 2004 included the $102 million loss on impairment of discontinued operations related to Forethought. This loss was partially offset by income from operations at Forethought of $20 million, which increased from the prior year due to an improvement in net capital gains and losses recognized at Forethought. The loss was also impacted by $3 million in purchase price adjustments and additional fees associated with the close of the divestitures of the infant care and piped-medical gas businesses. The loss in 2003 included an estimated pre-tax impairment loss on the disposal of the two Hill-Rom businesses of $50 million, along with a $1 million income tax provision on the disposal resulting from the book and tax basis differentials associated with the businesses and our inability to readily utilize the capital losses expected to be generated as a result of the divestitures. The loss on disposal associated with the transactions was related to $72 million of goodwill specifically assigned to the carrying value of the respective Hill-Rom businesses (See Note 3 to Consolidated Financial Statements).

Operating Company Results of Operations

Health Care

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in millions)	2004	2003	% Change
Revenues:
Health Care sales	$737	$749	(1.6)
Health Care rentals	$452	$318	42.1
Cost of revenues:
Health Care sales	$382	$370	3.2
Health Care rentals	$249	$161	54.7
Gross profit:
Health Care sales	$355	$379	(6.3)
% of revenues	48.2%	50.6%
Health Care rentals	$203	$157	29.3
% of revenues	44.9%	49.4%

Health Care Sales

Health Care sales decreased $12 million in 2004 compared to 2003. In Americas/Asia Pacific, revenues were lower by $35 million, driven by the impact of lower volumes of $34 million and unfavorable pricing of $16 million, partially offset by the favorable impact of the current year acquisitions of Mediq and NaviCare of $15 million. EMEA revenues increased $23 million due to favorable effects of exchange rates of $15 million and higher volumes.

In Americas/Asia Pacific, lower patient platform volumes partially resulted from market delays in customer orders caused by the second quarter 2004 introduction of the VersaCare™ bed platform, which replaced our largest selling Advanta™ platform with a more feature-rich product. The patient platform order trends are improving and the backlog as of September 30, 2004 was 13 percent above prior year.

In addition to the disruptions resulting from the introduction of the VersaCare™ platform, we also believe our platform revenues have been negatively impacted by competition across the product range, particularly in the lower price range product lines. This is specifically the product range in which the CareAssist™ bed, which was also launched during the second quarter of 2004, competes.

In our non-patient platform product offerings, we experienced lower volumes as a result of non-differentiated products and sales constraints as a result of the focus and prioritization of the new bed platform launches. In the third quarter, we introduced new headwall architectural products and completed a new furniture supply agreement which was launched in the fourth quarter of fiscal 2004. During the fourth quarter we also added sales personnel to further accelerate the sales of recently introduced products.

EMEA results increased from favorable foreign exchange mentioned above and increased volumes of approximately $9 million resulting from the relaunch of the new AvantGuard™ bed platform. Higher revenues were experienced in all major European markets, with the exception of Germany and Austria. The Middle East and Africa revenues declined $3 million from the prior year.

Gross profit from Health Care sales decreased $24 million from the prior year. As a percentage of sales, gross profit was 48.2 percent in 2004 compared to 50.6 percent in 2003. The decrease in gross profit dollars was primarily associated with lower volumes, along with a general decline in margin rates compared to prior year, partially offset by a $4 million increase resulting from the favorable effects of exchange rates. Contributing to the decline in margin rates were continued pricing pressures, cost pressures in raw material pricing, inflationary wage and benefit expenses, and unfavorable product mix. The mix of European revenues to total revenues was also higher in 2004 than in the prior year, negatively impacting overall margin rates, as European sales generate lower margin rates.

Health Care Rentals

Health Care rental revenue increased $134 million. The overall increase in rental revenue was attributable primarily to the ARI and Mediq acquisitions made during the first two quarters of 2004. ARI increased rental revenues by $61 million, while Mediq contributed $80 million. Excluding the impact of recent acquisitions, the core rental business revenues in Americas/Asia Pacific were down nearly $9 million compared to the prior year period due to lower units in use of approximately $6 million and lower pricing of $3 million. Units in use were down in the wound business segment primarily in low-end units that experienced increased competition and a shift from rental to purchase, and the pulmonary market segment, resulting from a shift toward purchase of pulmonary units, partially offset by increased units in the bariatric area. EMEA rental revenues were up $2 million, driven by favorable effects of exchange rates amounting to $4 million partially offset by lower units in use.

Health Care rental gross profit increased $46 million in 2004. The increase in gross profit dollars was attributable to the acquisitions of ARI and Mediq, which contributed a combined $54 million to the improvement. Excluding acquisitions, the core business declined nearly $8 million due to lower volumes and pricing, partially offset by an approximate $1 million increase resulting from the favorable effects of exchange rates. As a percentage of sales, gross profit was 44.9 percent of revenues in 2004 compared to 49.4 percent of revenues in the prior year. Margin rate declines resulted from higher sales and service costs on lower core volumes and the lower margin rates of the acquired Mediq® product lines. Only partially offsetting the impact of these items was the generally higher margin rates experienced at ARI.

Health Care Operating Profit

Health Care sales and rentals combined for an operating profit of $173 million in 2004, which was a $22 million decline from an operating profit of $195 million in 2003. The primary driver for the decrease in operating profit was higher operating expenses, which increased by $48 million. The acquisitions of ARI, Mediq and NaviCare added operating expenses of approximately $41 million. Related integration costs totaled approximately $6 million for 2004. In addition, operating expenses increased as a result of higher information technology depreciation costs and distribution fuel costs. These increases were partially offset by a reduction of approximately 400 core business positions (excluding the impact of acquisitions) resulting from the Hill-Rom business restructuring in the third quarter of 2003, decreased incentive compensation expense and favorable selling commissions. In addition, an increase in gross profit was provided by the acquisitions of ARI and Mediq.

Health Care operating results in 2004 included net special charges of $6 million primarily related to severance and benefit-related costs associated with a restructuring announced in the fourth quarter 2004, as previously discussed. In 2003, Health Care operating results included a special charge of $9 million related to severance and benefit-related costs associated with the new business structure previously discussed. This charge was partially offset by the resolution of outstanding claims with CMS of approximately $3 million.

Funeral Services

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
(Dollars in millions)	2004	2003	% Change
Funeral Services
Revenues	$640	$628	1.9
Cost of Revenues	$290	$279	3.9
Gross profit	$350	$349	0.3
% of revenues	54.7%	55.6%

Funeral Services product sales increased $12 million. Favorable price realization (that is, net revenues after discounts) of $22 million and increased cremations products and other miscellaneous product accessory revenues of $6 million were partially offset by a 2 percent or $6 million decline in burial volume, along with $10 million in less favorable mix within product lines reflecting the continuing broad industry-wide downward mix trend. We believe the decline in volume is primarily attributable to a soft market due to lower death rates as indicated by preliminary Center for Disease Control (CDC) death estimates along with the gradual year-over-year estimated increase in cremations.

Funeral Services gross profit was essentially flat. The decrease in margin as a percent of revenue was due to lower burial volumes, significantly higher material costs associated with steel, red metal and solid wood, a gradual product mix shift to products carrying lower margin percentages, increased fixed manufacturing costs, initial inefficiencies associated with expanding our manufacturing capabilities in Mexico and higher benefit and insurance costs. These were partially offset by improved price realization and a reduction of other variable manufacturing costs. Gross profit percentages are exclusive of distribution costs of $86 million, up from $85 million in the prior year period, but approximately 13.5 percent of revenues in each year. Despite the decline in volume, distribution costs increased slightly due primarily to increased fuel costs of approximately $1 million. Such costs are included in Other operating expenses for all periods.

Funeral Services Operating Profit

Funeral Services operating profit of $186 million in 2004 increased $4 million. This slight year-over-year increase was driven by favorable price realization, manufacturing and production cost productivity improvements and decreased operating expenses due primarily to lower incentive compensation expense and lower bad debt expense resulting from the 2003 bankruptcy by one of our customers. These favorable items were almost entirely offset by the lower burial volume, unfavorable product line mix, higher material costs driven by significant commodity price increases and higher operating expenses for customer visitation, ERP amortization, new product development, fuel and legal costs for labor negotiations.

Fiscal Year Ended September 30, 2003 Compared to Twelve Months Ended September 30, 2002

Summary

Consolidated revenues of $1,695 million in 2003 decreased $41 million compared to $1,736 million in 2002. The decline in revenue was due, in part, to the impact of the change in fiscal year-end to September 30 from the Saturday nearest November 30 of each year. This change in year-end had an adverse impact on the comparison of sales volume to the prior year, as we had record monthly revenues in November 2001. Also contributing to the revenue decline was the inclusion of an additional month of sales for certain foreign operations in 2002 as Hill-Rom discontinued consolidating such operations on a one-month lag in September 2002. This change benefited 2002 revenues by nearly $17 million. Partially offsetting the decline in revenues were favorable movements in foreign currency exchange rates of approximately $24 million. 2003 revenues also benefited from the resolution of outstanding claims with the Center for Medicare and Medicaid Services (CMS) related to previously reserved past due receivables in the amount of approximately $3 million.

Consolidated gross profit was flat in 2003 compared to the twelve months ended September 30, 2002. As a percentage of total revenues, consolidated gross profit margins of 52.2 percent in 2003 increased from 51.0 percent in the twelve months ended September 30, 2002 resulting from favorable price realization on funeral service revenues and improved manufacturing efficiencies.

Other operating expenses decreased 7.0 percent to $544 million in 2003 compared to $585 million in 2002. As a percentage of revenues, operating expenses decreased to 32.1 percent in 2003 from 33.7 percent in 2002. In the fourth quarter of 2003, a pension curtailment charge of approximately $3.5 million was recognized related to a previously announced pension choice program. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The decrease in operating expenses is primarily attributable to lower incentive compensation, legal and selling-related expenses. The decreased legal expenses are associated primarily with the Kinetic Concepts, Inc. (KCI) antitrust litigation, which was settled in December 2002. These decreases were partially offset by increased engineering and product development spending of $10 million in accordance with our business plan and strategy. In addition, a fourth quarter 2002 operating expense charge of $5 million was recognized related to the write-off of a separate technology asset with no continuing value at Hill-Rom.

Special charges were recognized in both the 2003 and 2002 reporting periods. In the third quarter of 2003, a charge of $9 million was recorded related to severance and benefit-related costs associated with the new business structure at Hill-Rom. In 2002, a net special charge of $5 million was recorded related to continued streamlining efforts at all Hillenbrand companies. Also affecting operating results in 2002 was the $250 million, $158 million net-of-tax, KCI antitrust litigation charge.

Other Income and Expense

	Fiscal Year	Twelve Months
	Ended	Ended
	September 30,	September 30,	%
(Dollars in millions)	2003	2002	Change
Interest expense	$(19)	$(18)	(5.6)
Investment income	9	12	(25.0)
Loss on extinguishment of debt	(16)	—	N/A
Other	(26)	(21)	(23.8)

Other Income (Expense), Net	$(52)	$(27)	(92.6)

Interest expense increased $1 million to $19 million in 2003 compared to $18 million in 2002. This increase was primarily related to the amortization of debt issuance costs and other expenses associated with our revolving credit facilities and related amendments. We continued to realize the benefits of interest rate swaps that converted $150 million of long-term debt from fixed to variable interest rates as a result of the favorable interest rate environment. In late June 2003, one of the interest rate swaps was terminated, with the remaining two swaps being terminated in July 2003. Investment income of $9 million declined from $12 million in 2002, as a result of lower cash and cash equivalents and the lower interest rate environment. The lower cash and cash equivalents related primarily to the $175 million, $111 million net-of-tax, payment made in January 2003 associated with the KCI settlement. As previously mentioned, we incurred a charge in Other expense of approximately $16 million in conjunction with the completion of a bond tender offer in the fourth quarter of 2003, which resulted in the retirement of approximately $157 million of our long-term debt. This charge was composed primarily of the premium paid to repurchase the outstanding bonds, partially offset by recognition of a portion of the gain associated with the termination of the interest rate swaps. Other expenses increased year over year, primarily resulting from other investment write-downs and the investment losses generated by the private equity limited partnerships that we retained upon the sale of Forethought.

Income tax expense of $99 million was recognized in 2003 compared to an income tax benefit of $37 million in 2002. The effective tax rate for 2003 approximated 35.4 percent. This rate included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective income tax rate for 2003 would have approximated 34 percent. The tax benefit in 2002 resulted from the loss recognized in 2002, resulting from the $250 million KCI antitrust litigation charge, and the release of approximately $32 million of previously provided tax reserves. These reserves were released as a result of the resolution of certain domestic and foreign tax matters. Excluding the impact of the prior year KCI antitrust litigation charge and the release of tax reserves, the effective tax rate in 2002 would have approximated 32.1 percent.

Income from continuing operations increased in 2003 to $181 million, or $2.91 on a diluted earnings per share basis, compared to $56 million, or $0.90 on a diluted earnings per share basis in 2002. The increase related primarily to the KCI litigation charge of $250 million, $158 million net-of-tax, taken in 2002. In addition, 2003 income was adversely impacted by a charge of $16 million, $11 million net-of-tax, in Other expense associated with the completion of a bond tender offer. Considering the effect of the pre-tax items outlined in the table of unusual items, income from continuing operations was adversely impacted by $39 million in 2003 and $271 million in 2002. Income in 2002 was favorably impacted by the release of approximately $32 million of previously provided tax reserves.

We have reported divested businesses as discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $43 million in 2003 compared to a net loss of $12 million in the prior year. The loss in 2003 included an estimated pre-tax loss on the disposal of the piped-medical gas and infant care businesses of Hill-Rom of $50 million, along with a $1 million income tax provision on the disposal resulting from the book and tax basis differentials associated with the businesses and our inability to readily utilize the capital losses expected to be generated as a result of the divestitures. The loss on disposal associated with the transactions is related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses (See Note 3 to Consolidated Financial Statements). This loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations. The loss in 2003 also included Forethought net capital losses of $21 million compared to $30 million in 2002. The 2003 disposal loss was partially offset by the decrease in net capital losses and Forethought’s improvements in the underwriting business and increased investment income.

Operating Company Results of Operations

Health Care

	Fiscal	Twelve
	Year Ended	Months Ended
	September 30,	September 30,
(Dollars in millions)	2003	2002	% Change
Revenues:
Health Care sales	$749	$787	(4.8)
Health Care rentals	$318	$328	(3.0)
Cost of revenues:
Health Care sales	$370	$393	(5.9)
Health Care rentals	$161	$172	(6.4)
Gross profit:
Health Care sales	$379	$394	(3.8)
% of revenues	50.6%	50.1%
Health Care rentals	$157	$156	0.6
% of revenues	49.4%	47.6%

Health Care Sales

Health Care sales decreased $38 million, or 4.8 percent, in 2003, to $749 million from $787 million in 2002. As briefly outlined above, the decline in revenues related primarily to lower volumes of approximately $55 million, due in part to the change in year-end to September 30, and the inclusion of a 13th month of sales in 2002 for certain foreign operations which increased capital sales an estimated $15 million. During the fourth quarter of 2002 we discontinued consolidating such operations on a one-month lag basis. The lower volumes included a year-over-year decline in North American sales of $27 million, primarily associated with long-term care, maternal care and architectural products, along with general declines in European volume levels in select markets of $31 million, most notably in France and Germany. Pricing pressures also negatively impacted revenues by approximately $3 million in 2003.

These declines in revenue were partially offset by the favorable impacts of foreign currency movements of approximately $20 million.

Gross profit from Health Care sales decreased to $379 million in 2003 from $394 million in the prior year, a decrease of 3.8 percent. As a percentage of sales, gross profit was 50.6 percent in 2003 compared to 50.1 percent in 2002. The decrease in gross profit dollars was primarily associated with lower volumes, due in part to the change in fiscal year-end as discussed above. Lower volumes contributed to approximately $25 million of the decline in gross profit. Also contributing to the decline were continued pricing pressures in low- to mid-range product offerings. Lower costs resulting from continuing quality initiatives and improved manufacturing efficiencies resulted in the overall improvement in gross profit as a percentage of sales.

Health Care Rentals

Health Care rental revenue decreased $10 million, or 3.0 percent, to $318 million in 2003 compared to $328 million in 2002. Negative experience in terms of realized rate of $13 million, most notably in home care where prior year revenues were favorably impacted by the collection of certain previously reserved receivables, was a key driver of the decline. This negative experience in realized rate was net of the resolution of outstanding claims of approximately $3 million with CMS related to previously reserved past due receivables. The other key driver for the decline in revenue was lower volume of $16 million. The additional month of revenues in 2002 for certain foreign operations also had a negative impact on the year-over-year rental revenue comparison of approximately $2 million. Offsetting these decreases was favorable product mix of $14 million, resulting primarily from the planned transition from the Efica to the TotalCare rental solution. Foreign currency movements also favorably impacted revenue by nearly $4 million.

Health Care rental gross profit remained relatively flat in 2003. As a percentage of sales, gross profit was 49.4 percent of revenues in 2003 compared to 47.6 percent of revenues in the prior year. The improvement in gross profit margin was attributable to continued improvements in overall field service and selling costs and the fiscal fourth quarter resolution of outstanding claims of approximately $3 million with CMS previously discussed, partially offset by the negative effect of higher specific product warranties in 2003 than in 2002. Lower realized rate, most notably in home care where the prior year included collections on receivables previously written off, along with lower volumes partially offset the gross profit improvement.

Health Care Operating Profit

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

Funeral Services

	Fiscal	Twelve
	Year Ended	Months Ended
	September 30,	September 30,
(Dollars in millions)	2003	2002	% Change
Funeral Services
Revenues	$628	$621	1.1
Cost of Revenues	$279	$285	(2.1)
Gross profit	$349	$336	3.9
% of revenues	55.6%	54.1%

Funeral Services product sales increased $7 million to $628 million in 2003 from $621 million in 2002. Favorable price realization (that is, net revenues after discounts) of $24 million and increased revenue from cremation products and other miscellaneous product accessory revenues of $6 million were partially offset by a decline in volume of nearly 5 percent across virtually all product lines along with a slightly unfavorable product mix. The decline in volume was attributable to continued lower death rates, an estimated one-point increase in cremation rates and management’s decision to exit some unprofitable product lines in Canada.

Funeral Services gross profit increased 3.9 percent from $336 million, or 54.1 percent of revenue, in 2002 to $349 million, or 55.6 percent of revenue, in 2003. This increase was due to improved price realization, continued efficiencies in manufacturing and production costs, savings on purchased materials related to strategic sourcing efforts and lower inventory provisions related to excess, obsolete and discontinued product lines than in the prior year. These benefits were partially offset by lower volumes across essentially all product lines, expected inefficiencies due to the introduction of a new product line at one of our plants and increased steel prices resulting from the tariffs imposed by the U.S. government on steel imports in 2002. Gross profit percentages are exclusive of distribution costs of $85 million, up from $84 million in the prior year period, but approximately 13.5 percent of revenues in each year. Such costs are included in Other operating expenses for all periods.

Funeral Services operating profit of $182 million in 2003 increased 7.8 percent as a result of favorable price realization, continued efficiencies in manufacturing and production costs and savings on purchased materials related to strategic sourcing efforts. These benefits were partially offset by lower volumes of nearly 5 percent across essentially all product lines, expected inefficiencies due to the introduction of a new product line at one of our plants and increased steel prices resulting from the tariffs enacted in the prior year. Operating expenses increased $4 million from the prior year, resulting from an increase in uncollectible accounts, higher costs related to investments in new product development, increased distribution costs related to higher fuel costs and amortization expense resulting from the acquisition of the Marsellus intellectual property in 2003. Offsetting the increases in operating expenses were lower selling costs driven by the lower burial volumes. In 2002, Batesville Casket incurred special charges of $4 million, related to the closure of a wood casket manufacturing plant in Canada and an employee reduction action in the United States.

Fiscal Year Ended September 30, 2003 Compared to Ten Months Ended September 30, 2002

	Fiscal Year Ended		Ten Months Ended
(Dollars in millions)	September 30, 2003		September 30, 2002
		% of		% of
		Revenues		Revenues
Net revenues	$1,695	100.0	$1,393	100.0
Gross profit	885	52.2	706	50.7
Operating expenses	544	32.1	485	34.8
Operating profit/(loss)	332	19.6	(33)	(2.3)

Summary

Consolidated revenues for the fiscal year ended September 30, 2003 totaled $1,695 million compared to $1,393 million for the ten months ended September 30, 2002. Giving consideration to the different time periods, overall revenues were somewhat higher in 2003 as a result of stronger Health Care and Funeral Services sales. Benefiting overall Health Care sales were favorable movements in foreign currency exchange rates of approximately $24 million. Offsetting the Health Care sales improvement was nearly $17 million of additional revenue recorded in 2002 as a result of the inclusion of an additional month of sales for certain foreign operations as Hill-Rom discontinued consolidating such operations on a one-month lag basis in September 2002. 2003 revenues also benefited from the resolution of outstanding claims with the Center for Medicare and Medicaid Services (CMS) related to previously reserved past due receivables in the amount of approximately $3 million.

Consolidated gross profit increased to $885 million in 2003. As a percentage of total revenues, consolidated gross profit margins of 52.2 percent in 2003 increased from 50.7 percent in the ten months ended September 30, 2002, resulting primarily from favorable price realization in Funeral Services, lower costs resulting from continued quality initiatives and improved manufacturing efficiencies.

Other operating expenses decreased to 32.1 percent of revenues for fiscal year 2003 compared to 34.8 percent of revenues for the ten months ended September 30, 2002. In the fourth quarter of 2003, a pension curtailment charge of approximately $3.5 million was recognized related to a previously announced pension choice program. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The decrease in operating expenses as a percentage of revenues is consistent with the explanation previously provided in the comparison of twelve-month results for September 30, 2003 and 2002. Operating results for the fiscal year ended September 30, 2003 included net capital losses and impairment charges of $17 million generated by the private equity limited partnerships retained upon the sale of Forethought compared to $11 million in 2002. Operating results in 2002 were negatively impacted by a $5 million operating expense charge related to the write-off of a separate technology asset with no continuing value at Hill-Rom.

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

An operating profit of $332 million, or 19.6 percent of revenues, was recognized for the 2003 fiscal year, compared to an operating loss of $33 million for the ten months ended September

30, 2002. The 2002 operating loss was primarily attributable to the $250 million KCI antitrust litigation charge previously discussed. The improvement in operating profit as a percentage of revenues over 2002, in addition to the impact of the KCI litigation charge, related to both higher gross profit margins, which increased 153 basis points, and lower operating expenses as a percentage of revenues. The improved gross profit margins resulted from improved product mix, primarily in Health Care rentals, price realization in Funeral Services sales and the benefits of cost reduction and realignment efforts throughout the Company. Lower operating expenses as a percentage of revenues resulted predominantly from lower incentive compensation, legal and selling-related expenses. The inclusion of an additional month of activity for certain foreign operations of Hill-Rom had a minimal impact on 2002 operating income.

Other Income and Expense

	Fiscal Year		Ten Months
	Ended		Ended
	September 30,	% of	September 30,	% of
(Dollars in millions)	2003	Revenues	2002	Revenues
Interest expense	$(19)	(1.1)	$(14)	(1.0)
Investment income	9	0.5	9	0.6
Loss on extinguishment of debt	(16)	(1.0)	—	—
Other	(26)	(1.5)	(17)	(1.2)

Other Income (Expense), Net	$(52)	(3.1)	$(22)	(1.6)

Interest expense increased in fiscal year 2003 compared to the ten months ended September 30, 2002 as a result of the amortization of debt issuance costs and other expenses associated with our revolving credit facilities and related amendments and the additional two months in 2003. Investment income in 2003 was essentially unchanged compared to the ten months ended September 30, 2002, as the additional two months of income were offset by the effects of lower cash and cash equivalents and the lower interest rate environment. We also recognized a $16 million charge in Other expense related to the completion of a bond tender offer in the fourth quarter of 2003 as previously discussed. Other expenses increased year-over-year, primarily as a result of other investment write-downs in 2003 and the investment losses generated by the private equity limited partnerships retained upon the sale of Forethought.

The effective income tax rate on income from continuing operations for fiscal year 2003 was approximately 35.4 percent compared to 68.6 percent for the ten months ended September 30, 2002. The effective tax rate for 2003 included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective tax rate for 2003 would have approximated 34 percent. Income taxes in 2002 were favorably impacted by the release of previously provided tax reserves associated with the resolution of certain domestic and foreign tax matters. The release of these reserves benefited income taxes by $6 million in 2002. Excluding the impact of the KCI antitrust litigation charge and the release of these reserves, the effective tax rate in 2002 would have approximated 31.5 percent.

Income from continuing operations of $181 million was recognized in 2003 compared to a net loss of $17 million in 2002. The increase in income was related primarily to the KCI antitrust litigation charge of $250 million, $158 million net-of-tax, along with the 2002 period including only ten months.

The results from discontinued operations reflected a net loss of $43 million in 2003 compared to income of $7 million for the ten months ended September 30, 2002. The loss in 2003 included an estimated pre-tax impairment loss on the disposal of the infant care and piped-medical gas businesses of $50 million, along with a $1 million income tax provision on the disposal resulting from the book and tax basis differentials associated with the businesses and our inability to readily utilize the capital losses expected to be generated as a result of the divestitures. At Forethought, 2003 operating losses increased in comparison to the ten months ended September 30, 2002. Improvements in the underwriting business and increased investment income were not sufficient to fully offset the negative effects of the higher net capital losses and impairments of $21 million and higher operating expenses. The reported income for 2002 included a favorable patent litigation settlement that accounted for approximately three-quarters of the reported income for the year.

Operating Company Results of Operations

Health Care

	Fiscal	Ten
	Year Ended	Months Ended
	September 30,	September 30,
(Dollars in millions)	2003	2002	% Change
Revenues:
Health Care sales	$749	$615	21.8
Health Care rentals	$318	$268	18.7
Cost of revenues:
Health Care sales	$370	$311	19.0
Health Care rentals	$161	$141	14.2
Gross profit:
Health Care sales	$379	$304	24.7
% of revenues	50.6%	49.4%
Health Care rentals	$157	$127	23.6
% of revenues	49.4%	47.4%

Health Care Sales

Health Care sales for the fiscal year ended September 30, 2003 were $749 million compared to $615 million for the ten months ended September 30, 2002. This increase in revenue resulted primarily from the different time periods and the favorable impacts of foreign currency movements. Negatively impacting the revenue comparison was the inclusion of an extra month of sales in 2002 for certain foreign operations, with an estimated impact of $15 million on capital sales. North American sales volumes in the comparable portion of each reporting period demonstrated some improvement, but this was generally offset by declines in European volumes. Downward pricing pressure on low- to mid-range product offerings also negatively impacted Health Care sales.

Gross profit for Health Care sales increased to 50.6 percent of revenues for fiscal year 2003 compared to 49.4 percent of revenues for the ten months ended September 30, 2002. The increase in gross profit percentage was due primarily to lower costs resulting from continuing quality initiatives and improved manufacturing efficiencies.

Health Care Rentals

Health Care rental revenues were $318 million for fiscal year 2003 compared to $268 million for the ten months ended September 30, 2002. The additional two months of rental revenue combined with favorable foreign currency movements and favorable product mix drove the increase. This was offset by generally lower units in use and lower rate realization for most product lines, which put added pressure on rental revenues. The extra month of sales in 2002 for certain foreign operations previously mentioned increased 2002 Health Care rental revenues by approximately $2 million.

Health Care rental gross profit increased to 49.4 percent of revenues for fiscal year 2003 compared to 47.4 percent of revenues for the ten months ended September 30, 2002. The improvement in gross profit percentage was attributable to continued improvements in overall field service and selling costs and the fiscal fourth quarter resolution of approximately $3 million of past due and fully reserved receivables with CMS previously discussed, partially offset by the negative effect of higher product warranties in 2003. Lower realized rate, most notably in home care, where the prior year included collections on receivables previously written off, along with lower volumes partially offset the gross profit improvement.

Health Care Operating Profit

Health Care operating profit of $195 million in 2003 increased from an operating loss of $136 million for the ten months ended September 30, 2002 primarily as a result of the $250 million KCI antitrust litigation charge included in 2002 and the difference in the length of the time periods under comparison. The improvement in operating profit was also favorably impacted by the increased gross profit margins for both Health Care sales and Health Care rentals and the decline in operating expenses as a percentage of revenues, as previously discussed.

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

Funeral Services

	Fiscal	Ten
	Year Ended	Months Ended
	September 30,	September 30,
(Dollars in millions)	2003	2002	% Change
Funeral Services
Revenues	$628	$510	23.1
Cost of Revenues	$279	$235	18.7
Gross profit	$349	$275	26.9
% of revenues	55.6%	53.9%

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

Funeral Services gross profit increased to 55.6 percent of revenues for fiscal year 2003 compared to 53.9 percent of revenues for the ten months ended September 30, 2002. This increase is due to favorable price realization, continued efficiencies in manufacturing and production costs, savings on purchased materials resulting from strategic sourcing efforts and lower inventory provisions than in the prior year. These benefits were partially offset by expected inefficiencies due to the introduction of a new product line at one of the Company’s plants and increased steel prices resulting from the tariffs enacted in the prior year. Gross profit percentages are exclusive of distribution costs of 13.5 percent and 13.8 percent of revenues for 2003 and 2002, respectively, which are included in Other operating expenses.

Funeral Services operating profit as a percentage of revenue improved nearly 175 basis points in 2003 compared to 2002, primarily as a result of the increased gross profit margins discussed above. Operating expenses as a percentage of revenue increased slightly, resulting from the same factors cited in the comparison of twelve months results for September 30, 2003 and 2002. In 2002 Batesville Casket incurred a special charge of $3 million for the closure of a wood casket manufacturing plant in Canada along with other employee reduction actions in the United States.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
(Dollars in millions)	2004	2003	2002
Cash Flows Provided By (Used In):
Operating activities	$348	$366	$318
Investing activities	(492)	(334)	(302)
Financing activities	135	(155)	(15)
Effect of exchange rate changes on cash	1	2	1

(Decrease) Increase in Cash and Cash Equivalents	$(8)	$(121)	$2

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

Operating Activities

For the fiscal year ended September 30, 2004, net cash provided by operating activities totaled $348 million compared to $366 million for the prior year. The operating cash flow was heavily influenced by the 2004 loss on impairment of discontinued operations of $105 million, net-of-tax, and the timing of payments made to KCI under the antitrust litigation settlement reached in 2002. Payments of $175 million ($111 million net-of-tax) and $75 million ($47 million net-of-tax) were made in January 2003 and December 2003, respectively. Recognition of the estimated loss on disposal associated with the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in 2003 had minimal impact on operating cash flows in the 2004 fiscal year, as the majority of the charges were accrued as of the fiscal 2003 year end.

Depreciation, amortization and the write-down of intangibles increased to $108 million in 2004 from $75 million in 2003. The increase in depreciation and amortization in 2004 related primarily to the acquisitions of ARI, Mediq and NaviCare during the current year. Amortization expense also increased as a result of the continued rollout of our enterprise-wide technology platform.

Changes in working capital decreased cash from operations. The KCI antitrust litigation payment referred to above was the primary driver of the decline. Accounts receivable increased over the prior year, resulting from businesses acquired during the year and an increase in overall days revenues outstanding. Our Hill-Rom collection operations were recently brought in-house, after previous management by an outside vendor, in an effort to improve collections activity. Inventories increased from the prior year-end as a result of increased raw material costs at Hill-Rom and Batesville Casket, lower volumes and inventory build in response to labor negotiations with the Steelworkers Union at Batesville Casket’s Batesville location, which were successfully concluded late in the fourth quarter, and inventory build for new product roll-outs and lower volumes at Hill-Rom. Also contributing to the decline in working capital was a decrease in accrued incentive compensation driven by results falling short of our targeted incentive levels, partially offset by year-over-year salary increases. Although accounts payable increased slightly over the prior year-end, we experienced an overall decline in the management of accounts payable, as we acquired approximately $18 million of accounts payable in the ARI, Mediq and NaviCare transactions. A shift in income taxes from a receivable to a payable position and a reduction of deferred taxes, both influenced by timing of payments related to the KCI antitrust litigation referred to above, provided a partial offset to the decline.

Investing Activities

Net cash used in investing activities for the fiscal year ended September 30, 2004 totaled $492 million compared to $334 million for the fiscal year ended September 30, 2003. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform, expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Fiscal year 2004 capital expenditures also included capital expenditures at ARI, Mediq and NaviCare. Capital expenditures in 2003 included the purchase by Batesville Casket of certain intellectual property related to the former Marsellus Casket Company. The year-over-year increase in capital expenditures related primarily to incremental requirements for the Mediq rental business. Investing activities in 2003 also included $14 million of minority investments made throughout the Company.

On October 17, 2003, we completed our acquisition of ARI. The purchase price was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and accrued in the Consolidated Balance Sheet as of September 30, 2004. This acquisition was funded directly out of our cash on hand. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

We completed our acquisition of Mediq on January 30, 2004. The purchase price and related acquisition costs for Mediq were approximately $335 million, subject to certain adjustments based upon the Mediq balance sheet at the date of close. The amount of the working capital adjustments and all deferred payments were accrued in the Consolidated Balance Sheet as of September 30, 2004. The purchase was initially funded from cash on hand and from our revolving credit facilities. The additional payments, including the contingency payments, if any, will be payable no later than the end of calendar 2005.

In addition, on January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not own for approximately $14 million, including deferred payments of approximately $2 million payable within one year. The purchase was funded from cash on hand.

The divestiture of the piped-medical gas business was completed in October 2003 with the receipt of gross proceeds of approximately $13 million. The divestiture of the infant care business was completed in August 2004 with the receipt of gross proceeds of $31 million.

We also received approximately $105 million of cash proceeds from the disposition of Forethought, which closed on July 1, 2004. Other consideration from the sale of Forethought included a $92 million seller note receivable, $20 million of FFS preferred stock, $1 million of FFS stock warrants, $11 million debt service account, $6 million receivable due at the closing of Forethought Federal Savings Bank, and the transfer of $31 million of private equity limited partnerships. See Note 3 to the Consolidated Financial Statements for more detail on the Forethought divestiture.

On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104 million in cash proceeds on the sale and recorded a capital loss on the transaction of approximately $7 million. The loss realized as a result of this transaction is included in discontinued operations for the year ended September 30, 2004. Included in the sale were mortgage loans of $54 million related to two of the real estate properties. Accordingly, the net impact of selling these partnerships resulted in Hillenbrand receiving an additional $50 million in cash proceeds from Forethought’s sale.

We received total cash of approximately $8 million in the acquisitions of ARI, Mediq and NaviCare during 2004, which were reflected as a decrease in the acquisition price on the Statements of Consolidated Cash Flows.

Financing Activities

Net cash provided by financing activities totaled $135 million for the fiscal year ended September 30, 2004 compared to net cash used in financing activities of $155 million for the fiscal year ended September 30, 2003. Cash provided by financing activities in 2004 related to borrowings on our revolver to initially finance the Mediq acquisition, and the subsequent issuance of $250 million of 4.5 percent coupon senior notes in June 2004, utilized to permanently finance the Mediq acquisition described above. This increase in cash from financing activities was partially offset by the open market repurchase of $47 million principal amount of longer maturity, high coupon debt in June 2004 for approximately $55 million. During the fourth quarter of 2003, we completed a tender offer to repurchase our outstanding long-term debt, resulting in the repurchase of $157 million of our debentures for $185 million. Partially offsetting the cash paid for the bond tender was $27 million of proceeds received on the termination of interest rate swap agreements, which were completed in the second half of 2003.

Cash dividends paid increased to $67 million in 2004, compared to $62 million in 2003. Quarterly cash dividends per share were $0.27 in 2004, $0.25 in 2003 and $0.23 in 2002. With our change in fiscal year-end to September 30 beginning in 2002, our Board of Directors approved a one-month dividend of $0.0767 per share, which was paid in March 2002.

Our long-term debt-to-capital ratio was 24.7 percent at September 30, 2004 compared to 11.8 percent at September 30, 2003. This increase was primarily due to the $250 million debt issuance described above. This increase was partially offset by the repurchase of $47 million of our debt in the third quarter of fiscal 2004 and $157 million of our debt during the fourth quarter of fiscal 2003.

Other Liquidity Matters

As of September 30, 2004, cash and cash equivalents (excluding investments in insurance operations) had decreased $8 million to $180 million from $188 million at September 30, 2003. As outlined above, the primary reason for the decrease related to the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, combined with the $75 million payment made in December 2003 as part of the December 2002 settlement of the antitrust litigation with KCI and the June 2004 repurchase of $47 million of debt. The impact of these payments was partially offset by net borrowings from our credit facilities, the June 2004 issuance of $250 million of 4.5 percent coupon senior notes, net cash flows generated from operations and proceeds received from divestitures.

On July 28, 2004, we replaced our previously existing senior credit facilities with a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions are similar to those under the prior credit facilities, and include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of September 30, 2004, we: (i) had $15 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $385 million of borrowing capacity available under that facility.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of September 30, 2004, we had $13 million of outstanding, undrawn letters of credit under these facilities.

We intend to continue to pursue acquisition candidates, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, including the unborrowed portion of the five-year credit facility, but we may also issue additional debt and/or equity in connection with acquisitions.

In this regard, on July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential sale of up to $1 billion in debt and/or equity securities. The registration statement was declared effective and should provide us with significant flexibility with respect to our access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us. On June 7, 2004, we issued $250 million of senior notes from this universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement.

During 2004, we repurchased 475,200 shares of our common stock in the open market. As of September 30, 2004, we had Board of Directors’ approval to repurchase 2,840,000 additional shares. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, in connection with the Spartanburg antitrust litigation, if a class is certified and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our financial condition and liquidity.

Contractual Obligations and Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, following are tables of contractual obligations and commercial commitments as of September 30, 2004 (all amounts in millions):

	Payments Due by Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years
Long-Term Debt	$360	$—	$—	$256	$104
Interest Payments Relating to Long-Term Debt (1)	$161	$19	$37	$37	$68
Information Technology Infrastructure (2)	$159	$27	$54	$52	$26
Capital Lease Obligations	$2	$1	$1	$—	$—
Operating Lease Obligations	$75	$22	$30	$20	$3
Investment Commitments (3)	$19	$17	$2	$—	$—
Minimum Pension Funding (4)	$27	$9	$18	$—	$—
Purchase Obligations (5)	$17	$17	$—	$—	$—
Total Contractual Cash Obligations	$820	$112	$142	$365	$201

(1)	Interest payments on our long-term debt is projected based on the contractual rates of those debt securities including the $250 million 4.5 percent debt securities dated June 7, 2004. However, $200 million of our 4.5 percent debt securities are subject to interest rate swap agreements, effectively converting the securities from 4.5 percent fixed rate interest to variable rate interest, calculated at LIBOR plus 0.15 percent. For the 2004 period in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 1.7 percent. Since we are unable to project future LIBOR rates we have opted to project interest payments based on the contractual rates of our debt.

(2)	We are in year two of an agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original seven-year agreement had a cumulative estimated cost of $187 million, with a remaining cumulative estimated cost of $153 million, which will continue to be incurred in nearly equal amounts over the remaining term of the agreement. During the first year, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement. Currently, fees related to out-of-scope services have a cumulative estimated cost of $6 million and are primarily related to new projects and acquisition activities. These fees have been included and will be incurred in nearly equal amounts over the remaining term of the agreement. In conjunction with the recent divestiture of Forethought, the IBM agreement will be renegotiated during fiscal 2005. We believe that our contractual obligation to IBM can be reduced based upon the elimination of specific services related to Forethought.

(3)	The investment commitment amounts represent additional commitments to private equity limited partnerships. The timing of these commitment calls has been estimated based on the current status of each partnership. These commitments will be funded with existing cash and cash flow from operations.

(4)	The minimum pension funding represents payments to comply with funding requirements. The projected payments beyond fiscal 2007 are not currently determinable.

(5)	Purchase obligations represent contractual obligations under various take-or-pay arrangements entered into as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. The amounts do not include obligations related to other purchase obligations that are not take-or-pay arrangements. Such purchase obligations are primarily reflected in purchase orders at fair value that are part of normal operations, which we do not believe represent firm purchase commitments. We expect to fund these commitments with operating cash flows.

Unless a range of amounts is disclosed in the following table, the amounts disclosed represent the total expected commitment.

	Amount of Commitment Expiration Per Period
	Total
Other Commercial	Amounts	Less than	1 - 3	4 - 5	Over 5
Commitments	Committed	1 year	years	years	years
Standby Letters of Credit	$28	$28	$—	$—	$—

In addition to the contractual obligations and commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. We are not subject to any contracts that commit us to material non-cancelable commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.

In conjunction with the recent acquisition and divestiture activities, we have entered into certain guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Those representations and warranties which survive closing generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. With respect to sale transactions, we also routinely enter into non-

competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities would not materially affect our financial condition or results of operations.

With respect to capital expenditures, we expect capital spending in 2005 to approximate $160 million before consideration of additional capital requirements for new business acquisitions.

Shareholders’ Equity

Cumulative treasury stock acquired in open market and private transactions increased in 2004 to 21,449,067 shares. As of September 30, 2004, we had Board of Directors’ authorization to repurchase up to a total of 2,840,000 additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 613,350 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2004 under provisions of our various stock-based compensation plans.

OTHER ISSUES

Special Charges

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan includes the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7 million, associated with severance and benefit-related costs. All obligations associated with this action will be settled in cash. Upon completion, this action is expected to reduce net-operating costs by approximately $16 million annually. We expect the restructuring to be completed during our 2005 fiscal year.

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, Hill-Rom announced it expected to eliminate approximately 300 salaried positions globally. Hill-Rom also announced it expected to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. As of September 30, 2004 this action is essentially complete, with less than $1 million remaining in the reserve. During fiscal 2004 approximately $1 million of the originally recorded reserve was also reversed. In excess of 280 salaried positions were eliminated under the action, with over 60 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. As of this same date, approximately 90 new positions had been hired under the new business structure. This action is expected to be fully completed in the second quarter of fiscal 2005, in combination with the completion of the enterprise-wide technology platform integration.

2002 Actions

During the fourth quarter of 2002, we announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter of fiscal 2002 Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. All activities associated with these charges are now complete.

Other

In addition to the reserve balances outlined above, approximately $3 million of accrued liabilities were outstanding at September 30, 2004 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

CRITICAL ACCOUNTING POLICIES

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements included in this Form 10-K.

Revenue Recognition

Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for rentals. Revenue recognition for product sales and rentals is evaluated under the following criteria:

•	Evidence of an arrangement: Revenue is recognized when there is evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

•	Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral services portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances.

For non-invasive therapy products within our health care business, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. These revenues are recorded net of a provision for uncollectible receivables based upon historic payment and coverage patterns for the various products and paying entities. For The Vest™ product, which was acquired in 2004 with the acquisition of ARI, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity based on the specifics of the authorization and the period of product usage by the patient.

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment.

Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, and results in an increase in operating expenses.

Liabilities for Loss Contingencies Related to Lawsuits

We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these lawsuits cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation. The ultimate outcome of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash flow.

We are also involved in other possible claims, including product liability, workers compensation, auto liability and employment related matters. These have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period.

Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, Ltd., for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. Outside insurance company and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates for accruals for losses incurred prior to December 1999.

Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees.

The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Goodwill and Intangible Assets

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of December 2, 2001. Under this Standard, goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. We made our initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded intangible assets. The most recent update completed during the third quarter of 2004 reconfirmed the lack of any impairment. With the exception of goodwill, all of our intangible assets are subject to amortization. The majority of our goodwill resides at Hill-Rom. If we had adopted this Standard as of October 1, 2001, the effect on net income would not have been material as outlined at Note 1 to the Consolidated Financial Statements.

In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and intangible assets. If the fair value exceeds the carrying value, there is no impairment. If the carrying value exceeds the fair value, however, an impairment condition exists. The impairment loss is determined based on the excess of the carrying value of the goodwill or intangible asset to their respective implied or assigned fair values. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a change in the business environment, legal factors, regulatory changes, loss of key personnel, sale or disposition of a significant portion of a reporting unit or a change in reporting structure. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations.

In conjunction with the planned divestiture of the infant care and piped-medical gas businesses of Hill-Rom, we reduced our overall reported goodwill balance by approximately $72 million. While not considered an impairment of goodwill within the reporting unit concept outlined under SFAS No. 142, in evaluating the divestitures it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since these businesses had not been fully integrated into Hill-Rom. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line, was specifically assigned to the carrying value of the respective businesses and fully considered in recognition of the estimated loss to be incurred upon completion of the divestitures. The loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheet, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations.

Stock-Based Compensation

We apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option-pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced our earnings as outlined in Note 1 to the Consolidated Financial Statements. The Financial Accounting Standards Board (FASB) currently has a project underway to reconsider the accounting model for stock-based compensation plans. In October 2004, the FASB deferred the effective date for public companies of the proposed statement from fiscal years beginning after December 15, 2004 to interim and annual periods beginning after June 15, 2005. The FASB expects to issue a final standard by December 31, 2004. The new effective date will require us to make the required changes in our fourth fiscal quarter of 2005. We will monitor the progress of this project, assess the impact and make the required changes upon finalization of the FASB project.

Retirement Plans

We sponsor retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. We are required to consider current market conditions, including changes in interest rates, in setting these assumptions. Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to these assumptions. Our expected rate of return on plan assets was 7.75 percent for fiscal years 2004 and 2003. The discount rate was reduced from 6.25 percent in

2003 to 6.00 percent in 2004 and this 25 basis point change in the discount rate impacted pension expense by approximately $0.5 million. This impact could be positive or negative depending on the direction of the change in rates. See Note 2 to the Consolidated Financial Statements, which statements are included under Item 8, for key assumptions and other information regarding recent changes to our retirement plans.

Valuation Allowances Recorded Against Deferred Tax Assets and Allocated Tax Reserves

We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. We have recorded valuation allowances against certain of our deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results and capital loss carryforwards in the United States where future capital gains may not be available to realize the benefit. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $87 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards and capital loss carryforwards.

Investments

The majority of investments previously reported were held at Forethought and are therefore no longer part of the current year Consolidated Balance Sheet. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments in debt and equity securities as “available for sale” and reported them at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of investments is predominantly based on market values provided by brokers/dealers or other external investment advisors.

Upon the sale of Forethought, certain private equity limited partnerships previously held in the insurance investment portfolio were retained. We continue to use the equity method of accounting, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. Other minority investments made outside of the insurance business are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.

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

The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available or the financial condition of the investee changes, our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2004 accumulated other comprehensive income included net unrealized gains on investments of $12 million, which included unrealized losses of less than $1 million. These unrealized losses are considered to be temporary.

Environmental Matters

We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we have been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by us in which we are currently involved is not expected to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs). We adopted the new deferral provisions and amendments of FIN 46R as of the second quarter of fiscal 2004. The adoption of FIN 46R required the consolidation of four real estate partnerships that were previously not consolidated. On June 29, 2004, we sold the four real estate partnerships. Therefore, the amounts previously reported in continuing operations for these four VIEs were reclassed to discontinued operations for the year ended September 30, 2004. As of September 30, 2004, we no longer hold any investments that would be considered VIEs and require consolidation under FIN 46R.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS No. 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We adopted this Statement as of the second quarter of fiscal 2004.

In March 2004, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on our Consolidated Financial Statements or results of operations. On September 30, 2004, FASB Staff Position EITF 03-1-1 was issued, which deferred the application of the measurement provisions of EITF 03-1. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-1.

RISK FACTORS

Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks we face. Additional risks not currently known or deemed immaterial also may result in adverse effects on our business.

Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to our medical device products could expose us to enforcement actions or other adverse consequences.

Our health care businesses design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of our health care businesses.

Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.

Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our health care customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the U.S. Census Bureau to be 45 million) further exacerbates a challenging reimbursement environment for us. We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with extensive and complex billing, substantiation and record-keeping requirements. If we are deemed to have violated these laws and regulations, we could be subject to substantial fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid.

Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

As the population of the United States continues to age, the number of deaths in the United States is expected to continue to increase slightly each year for at least the next couple of decades, although all factors indicate we experienced a slight decline in fiscal 2004. The aging of the baby boomer generation will not significantly impact the number of U.S. deaths for some years, as the oldest of the boomers is currently 57 years of age. Offsetting the aging of the population is the long-term trend of a decreasing age-adjusted death rate. The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.

Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is currently growing faster than the increase in the number of U.S. deaths, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for Batesville Casket in the ten-month transition period ended September 30, 2002, fiscal year 2003 and fiscal year 2004.

Batesville Casket expects these trends to continue into the foreseeable future and Batesville Casket’s burial casket volumes will likely continue to be negatively impacted by these market conditions. Finally, death rates can vary over short periods of time and among different geographical areas. Such variations could cause Batesville Casket’s sales of burial caskets to fluctuate from quarter to quarter.

Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors.

Future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We cannot assure that our new products will achieve the same degree of success that have been achieved historically by our products. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. Any strategies we may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Failure to successfully introduce new products on a cost-effective basis, or delays in customer purchasing decisions related to evaluation of new products, could cause us to lose market share and could materially adversely affect our business, financial condition, results of operations and cash flow.

Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations. Our relationships with these customers and organizations pose several risks.

In our health care and funeral services businesses, we have several large contracts with national providers and group purchasing organizations that have varying degrees of purchasing leverage. A significant portion of our sales in our health care and funeral services products businesses are made under these contracts. If one or more of these national providers or group purchasing organizations enters into an exclusive arrangement with another provider or if we otherwise lose one or more of these contracts or customers for other reasons, this loss could have an adverse effect on our business, financial condition, results of operations and cash flow.

The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual group purchasing organizations begin to modify their membership requirements and contracting practices, including conversion of sole sourced agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.

Over the past several years, there has been some industry concern regarding the overall financial condition of several of the national funeral service providers, and one such customer of Batesville filed for bankruptcy during the 2003 fiscal year. Although the bankruptcy of this customer did not by itself materially adversely affect our results of operations should one or more additional national funeral service providers that are customers of Batesville file for bankruptcy, become insolvent or otherwise be unable to pay for Batesville’s products, our results of operations could be materially adversely affected.

Additionally, while our contracts with large health care and funeral services providers and group purchasing organizations provide important access to several of the largest purchasers of health care and funeral services products, they generally obligate us to sell our products within certain price parameters, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.

Increased prices for or unavailability of raw materials or finished goods used in our products could adversely affect our profitability or revenues.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that could not be recovered through increases in the prices of our products could adversely affect our results of operations. For example, we experienced significantly higher prices in fiscal 2003 and 2004 than we had in prior periods for steel, a principal raw material used in our funeral services products business and, to a lesser degree, our health care products business. In addition to steel, we have also experienced large price increases on other commodities used in the manufacture of our products, including red metals, solid wood and fuel. Although Batesville has historically been able to offset such price increases with increases in the prices of its products, there can be no assurance that our customers will be willing to pay the higher prices or that such prices will fully offset such price increases in the future. Any further increases in prices resulting from a tightening supply of steel, and/or other materials could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and finished goods used in the manufacture of our products currently are available only from a single source. If any of these sole source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing one or more products for a period of time.

We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

In recent periods, we have announced a number of restructuring, realignment and cost reduction measures, including the significant reorganization of the Hill-Rom business structure announced in the third quarter of fiscal 2003 followed by the recent fourth quarter 2004 restructuring. These activities may not provide the full efficiency and cost reduction benefits we expected from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected if our restructuring and realignment efforts prove ineffective.

Implementation of our Enterprise Resource Planning system could cause us to make unplanned expenditures or could cause disruptions in our business.

We currently are in the process of implementing a comprehensive Enterprise Resource Planning (ERP) business system at Hill-Rom. Although this effort, expected to be completed by mid-2005, was on schedule and on budget as of September 30, 2004, there can be no assurance that the rollout of the ERP system will be completed on time and without unplanned expenditures, or that it will not cause significant disruptions of our business.

Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products. We from time to time, and currently, are a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material.

We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

The ultimate outcome of these lawsuits cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including product liability, workers compensation, employment-related matters and auto liability. While insurance is maintained for such exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims.

Our funeral services business is facing increasing competition from a number of non-traditional sources, including internet casket retailers, large retail discount stores, and caskets manufactured abroad.

Non-traditional funeral services retailers could present more of a competitive threat to Batesville than is currently anticipated. While some of these, like internet casket retailers and third-party casket stores, have competed against Batesville for a number of years, large discount retailers such as Costco, which has recently begun selling caskets, represent a more recent competitive development. Also, we have learned that several manufacturers located in China are currently manufacturing caskets with the intent to market those caskets in the United States. It is not possible to quantify the financial impact that these competitors will have on Batesville’s business, but these competitors will continue to place additional pricing and other competitive pressures on Batesville that could have a negative impact on Batesville’s results of operations.

We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry.

Our announced growth plans include acquiring other companies in the health care industry. We may not be able to identify suitable acquisition candidates, negotiate acceptable terms for such acquisitions or receive necessary financing for such acquisitions on acceptable terms.

Moreover, once an acquisition agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition, or make it unadvisable. In addition, we expect to compete against other companies for acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our efforts to integrate acquired companies. Integration of acquired companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance.

Our success depends on our ability to retain our executive officers and other key personnel.

Our future performance depends in significant part upon the continued service of our executive officers and other key personnel, many of whom we have hired recently as part of our strategic initiative to ensure leadership excellence. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group. Our success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.

A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

As of September 30, 2004, approximately 2,800, or 27 percent, of our employees were covered by collective bargaining agreements. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from January 2005 to August 2010. In 2004, four contracts were renewed including the Batesville Casket steelworkers contract in Batesville that became effective in October 2004. We have four additional collective bargaining agreements in the United States and Canada that will expire during the next twelve months. These agreements include three at Batesville Casket and one at Hill-Rom. Outside of the United States and Canada negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

Volatility of our investment portfolio could negatively impact earnings.

Volatility of our investment portfolio with a book value of approximately $79 million could negatively impact earnings. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are subject to variability in foreign currency exchange rates primarily in our European operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time to time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall currency rate exposure at September 30, 2004, movements in currency rates would not materially affect our financial condition.

During 2001, we entered into interest rate swap agreements to effectively convert $150 million of our fixed interest rate long-term debt to variable rates. We terminated our interest rate swap agreements in June and July 2003, realizing cash proceeds and deferred gains of approximately $27 million. Further, in August 2003 and June 2004, we completed the repurchase of approximately $157 million and $47 million, respectively, of our outstanding debt securities, resulting in fourth quarter 2003 and third quarter 2004 pre-tax losses on the extinguishment of debt of approximately $16 million and $6 million, respectively. These losses included the write-off of approximately $2 million and $1 million of debt issuance costs in fiscal 2003 and fiscal 2004, respectively, associated with the original debt placement. These losses are net of the partial recognition of previously deferred gains on the termination of the interest rate swap agreements of approximately $14 million and $2 million for the 2003 and 2004 periods, respectively. The remaining deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the term of remaining outstanding debt. With the amortization of the deferred gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates we had been subject to during the period the swap agreements were in place.

In June 2004, we issued an additional $250 million of 4.5 percent coupon senior notes and entered into interest rate swaps to effectively convert the fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200 million at September 30, 2004. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of September 30, 2004, the interest rate swap contracts reflected a cumulative gain of $7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Management	57
Report of Independent Registered Public Accounting Firm	58
Statements of Consolidated Income (Loss) for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	59
Consolidated Balance Sheets at September 30, 2004 and 2003	60
Statements of Consolidated Cash Flows for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	62
Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	63
Notes to Consolidated Financial Statements	64
Financial Statement Schedule for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002:
Schedule II — Valuation and Qualifying Accounts	105

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF MANAGEMENT

Hillenbrand Industries, Inc. and Subsidiaries

Management of Hillenbrand Industries is responsible for the preparation, fairness and integrity of our financial statements and other information included in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles applied on a materially consistent basis. Where necessary, management has made informed judgments and estimates as to the outcome of events and transactions, with due consideration given to materiality.

Management believes that our policies, procedures and internal control systems provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with its authorization. We also maintain a program of internal auditing to examine and evaluate the adequacy and effectiveness of these policies, procedures and internal controls.

We engage an independent registered public accounting firm who is responsible for performing an independent audit of the financial statements. Their report, immediately following, states their opinion on the fairness of our financial statements.

The Audit Committee of the Board of Directors meets regularly with the independent registered accounting firm, the internal auditors and financial management to assure that each is meeting its responsibilities.

Frederick W. Rockwood
President and Chief Executive Officer

Scott K. Sorensen
Vice President and Chief Financial Officer

Gregory N. Miller
Vice President – Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for the fiscal years ended September 30, 2004 and 2003 and the ten months ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 3, 2004

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
Net Revenues
Health Care sales	$737	$749	$615
Health Care rentals	452	318	268
Funeral Services sales	640	628	510

Total revenues	1,829	1,695	1,393

Cost of Revenues
Health Care cost of goods sold	382	370	311
Health Care rental expenses	249	161	141
Funeral Services cost of goods sold	290	279	235

Total cost of revenues	921	810	687

Gross Profit	908	885	706
Other operating expenses	582	544	485
Litigation charge (Note 16)	—	—	250
Special charges (Note 5)	6	9	4

Operating Profit (Loss)	320	332	(33)
Other income (expense), net:
Interest expense	(15)	(19)	(14)
Investment income	9	9	9
Loss on extinguishment of debt (Note 7)	(6)	(16)	—
Other	—	(26)	(17)

Income (Loss) from Continuing Operations Before Income Taxes	308	280	(55)
Income tax expense (benefit)	120	99	(38)

Income (Loss) from Continuing Operations	188	181	(17)
Discontinued Operations (Note 3):
(Loss) income from discontinued operations (including loss on impairment of discontinued operations of $126, $50 and $0)	(90)	(37)	20
Income tax (benefit) expense	(12)	6	13

(Loss) income from discontinued operations	(78)	(43)	7

Net Income (Loss)	$110	$138	$(10)

Income (loss) per common share from continuing operations – Basic	$3.02	$2.91	$(0.28)
(Loss) income per common share from discontinued operations – Basic	(1.26)	(0.68)	0.12

Net Income (Loss) per Common Share - Basic	$1.76	$2.23	$(0.16)

Income (loss) per common share from continuing operations - Diluted	$3.00	$2.90	$(0.28)
(Loss) income per common share from discontinued operations – Diluted	(1.25)	(0.68)	0.12

Net Income (Loss) per Common Share - Diluted	$1.75	$2.22	$(0.16)

Dividends per Common Share	$1.08	$1.00	$0.77

Average Common Shares Outstanding - Basic	62,237,404	62,032,768	62,653,922

Average Common Shares Outstanding - Diluted	62,725,372	62,184,537	62,653,922

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$180	$188
Trade accounts receivable, less allowances of $31 in 2004 and $26 in 2003 (Note 1)	417	361
Inventories (Note 1)	122	92
Deferred income taxes (Notes 1 and 12)	4	63
Other	16	17

Total current assets	739	721

Equipment Leased to Others (Note 1)	325	200
Less accumulated depreciation	174	143

Equipment leased to others, net	151	57

Property (Note 1)	679	655
Less accumulated depreciation	458	448

Property, net	221	207

Investments (Note 1)	79	68
Other Assets
Intangible assets:
Goodwill (Notes 1 and 4)	360	77
Software and other (Note 1)	190	106
Notes receivable, net of discount (Note 6)	105	—
Deferred charges and other assets	49	41

Total other assets	704	224

Assets of Discontinued Operations (Note 3)	98	49

Insurance Assets (Note 14)
Investments	—	3,334
Deferred acquisition costs	—	695
Deferred income taxes	—	6
Other	—	64

Total insurance assets	—	4,099

Total Assets	$1,992	$5,425

	September 30,	September 30,
	2004	2003
LIABILITIES
Current Liabilities
Trade accounts payable	$93	$87
Short-term borrowings	11	5
Income taxes payable (Note 12)	5	14
Accrued compensation	87	104
Accrued litigation charge (Note 16)	—	75
Accrued product warranties (Note 1)	19	21
Accrued customer rebates	17	17
Other	81	57

Total current liabilities	313	380

Long-Term Debt (Notes 7 and 10)	360	155

Other Long-Term Liabilities	124	116

Deferred Income Taxes (Notes 1 and 12)	7	6

Insurance Liabilities (Note 14)
Benefit reserves	—	2,728
Unearned revenue	—	806
General liabilities	—	68

Total insurance liabilities	—	3,602

Liabilities of Discontinued Operations (Note 3)	92	7

Total Liabilities	896	4,266

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY (Notes 8 and 9)
Common stock - without par value:
Authorized – 199,000,000 shares
Issued – 80,323,912 shares in 2004 and 2003	4	4
Additional paid-in capital	62	47
Retained earnings	1,575	1,532
Accumulated other comprehensive income (Note 1)	6	118
Treasury stock, at cost: 2004 – 18,370,789 shares
2003 – 18,508,939 shares;	(551)	(542)

Total Shareholders’ Equity	1,096	1,159

Total Liabilities and Shareholders’ Equity	$1,992	$5,425

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
Operating Activities
Net income (loss)	$110	$138	$(10)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	108	75	71
Accretion and capitalized interest on financing provided on divestiture	(4)	—	—
Net capital (gains) losses – Insurance	(4)	49	27
Litigation charge	—	—	250
Provision for deferred income taxes	37	71	(85)
Loss on divestiture of discontinued operations	105	51	—
Loss on disposal of fixed assets	11	5	4
Loss on extinguishment of debt	6	16	—
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	(14)	(5)	34
Inventories	(23)	(5)	—
Other current assets	73	118	(20)
Trade accounts payable	(12)	3	3
Accrued expenses and other liabilities	(113)	(187)	(33)
Change in insurance deferred policy acquisition costs	(1)	2	(24)
Change in insurance unearned revenue	5	11	2
Increase in benefit reserves	57	80	70
Change in other insurance items, net	31	8	9
Other, net	(24)	(64)	20

Net cash provided by operating activities	348	366	318

Investing Activities
Capital expenditures and purchase of intangibles	(125)	(115)	(96)
Proceeds on disposal of property and equipment leased to others	—	1	2
Other investments	—	(14)	—
Proceeds on sales of businesses	149	—	—
Payment for acquisitions of businesses, net of cash acquired	(430)	—	—
Investment purchases and capital calls	(4)	—	—
Proceeds on investment sales	23	—	—
Insurance investments:
Purchases	(616)	(1,558)	(1,457)
Proceeds on maturities	94	356	380
Proceeds on sales	417	996	869

Net cash used in investing activities	(492)	(334)	(302)

Financing Activities
Proceeds from interest rate swap terminations	—	27	—
Additions to short-term debt	6	5	—
Borrowings of long-term debt	541	—	—
Repayments of long-term debt	(346)	(185)	—
Debt issuance costs	(3)	—	—
Payment of cash dividends	(67)	(62)	(48)
Proceeds on exercise of options	25	3	11
Treasury stock acquired	(28)	—	(62)
Insurance deposits received	228	329	314
Insurance benefits paid	(221)	(272)	(230)

Net cash provided by (used in) financing activities	135	(155)	(15)

Effect of Exchange Rate Changes on Cash	1	2	1

Total Cash Flows	(8)	(121)	2
Cash and Cash Equivalents
At beginning of period	188	309	307

At end of period	$180	$188	$309

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

	Common Stock				Accumulated Other	Common Stock in Treasury
	Shares		Additional	Retained	Comprehensive
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at December 1, 2001	62,466,722	$4	$34	$1,514	$(34)	17,857,190	$(492)	$1,026
Comprehensive Income:
Net loss	—	—	—	(10)	—	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	9	—	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	66	—	—	66
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								64
Dividends	—	—	—	(48)	—	—	—	(48)
Treasury shares acquired	(1,141,900)	—	—	—	—	1,141,900	(62)	(62)
Stock awards and option exercises	377,588	—	10	—	—	(377,588)	9	19

Balance at September 30, 2002	61,702,410	4	44	1,456	40	18,621,502	(545)	999
Comprehensive Income:
Net income	—	—	—	138	—	—	—	138
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73	—	—	73

Total comprehensive income								216
Dividends	—	—	—	(62)	—	—	—	(62)
Stock awards and option exercises	112,563	—	3	—	—	(112,563)	3	6

Balance at September 30, 2003	61,814,973	4	47	1,532	118	18,508,939	(542)	1,159
Comprehensive Income:
Net income	—	—	—	110	—	—	—	110
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	(114)
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								(2)
Dividends	—	—	—	(67)	—			(67)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28)	(28)
Stock awards and option exercises	613,350	—	15	—	—	(613,350)	19	34

Balance at September 30, 2004	61,953,123	$4	$62	$1,575	$6	18,370,789	$(551)	$1,096

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

Change in Fiscal Year

Effective for fiscal year 2002, we changed our fiscal year-end to September 30 from the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income (Loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity and Comprehensive Income are presented for the fiscal years ended September 30, 2004 and 2003, and the ten-month period ended September 30, 2002.

Nature of Operations

Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and provides biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. Hill-Rom generated 65 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2004. Batesville Casket serves the funeral services industry and produces metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville Casket generated 35 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2004. Prior to July 1, 2004, Forethought was our third operating company, and it marketed funeral plans funded by life insurance policies and trust products.

We announced the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003 and Forethought in the second quarter of 2004 and closed the sale of each of those businesses in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 3 below. These operations are presented as discontinued operations within our Statements of Consolidated Income (Loss) for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Statements of Consolidated Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Statements of Consolidated Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income and net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Statements of Consolidated Cash Flows up to the disposal date and consistent with previous periods. The remaining assets of Discontinued operations on the 2004 Consolidated Balance

Sheets relate to Forethought Federal Savings Bank, for which the sale is expected to close during the first half of our 2005 fiscal year.

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

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and the reimbursement platform. We review our allowance for doubtful accounts monthly. Past due balances in our Health Care and Funeral Services sales categories are reviewed individually for collectibility. Health Care rental receivables are reviewed on a pooled basis based on historical collection experience for each reimbursement type. Account balances are charged against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties, however, any recognized gain or loss on such sales has historically not been material.

As of September 30, 2004 and 2003 we had $31 million and $26 million in the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 63 percent and 54 percent of our inventories at September 30, 2004 and 2003, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	2004	2003
Finished products	$88	$66
Work in process	10	12
Raw materials	24	14

Total	$122	$92

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $10 million and $8 million higher than reported at September 30, 2004 and 2003, respectively.

Equipment Leased to Others

Equipment leased to others represents primarily rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 7 years. Total depreciation expense for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 was $42 million, $21 million and $22 million, respectively. The majority of these units are leased on a day-to-day basis.

Property

Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	15 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years

Generally, when property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 was $42 million, $39 million and $31 million, respectively. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2004		2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land and land improvements	$15	$6	$15	$5
Buildings and building equipment	164	100	160	100
Machinery and equipment	500	352	480	343

Total	$679	$458	$655	$448

Goodwill and Intangible Assets

Intangible assets, consisting predominantly of patents, trademarks and software, are stated at cost and amortized on a straight-line basis over periods generally ranging from 3 to 20 years. We review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or as required by professional standards. If an intangible asset is considered impaired and the carrying value exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

As of December 2, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This Standard addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard, existing intangible assets were evaluated for possible impairment at the date of transition, and then periodically thereafter when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized. We made our initial transition impairment assessment in 2002 and determined that there was no impairment with respect to recorded goodwill. The most recent annual test completed during the third quarter of 2004 reconfirmed the lack of any impairment.

With the exception of goodwill, all of our intangible assets are subject to amortization. Essentially all of our goodwill resides in the Hill-Rom Americas/Asia Pacific segment. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2004		2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Goodwill	$379	$19	$96	$19
Software	140	40	126	35
Other	168	78	85	70

Total	$687	$137	$307	$124

Amortization expense for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 was $22 million, $13 million and $11 million, respectively. Intangible asset write-offs approximated $5 million for the ten months ended September 30, 2002. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $24 million in 2005, $22 million in 2006, $20 million in 2007, $20 million in 2008, $18 million in 2009 and $81 million thereafter.

In conjunction with the planned divestiture of the infant care and piped-medical gas businesses of Hill-Rom, we reduced our overall reported goodwill balance by approximately $72 million in fiscal 2003. While not considered an impairment of goodwill within the reporting unit concept outlined under SFAS No. 142, in evaluating the divestitures it was determined that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future, by the continuing Hill-Rom operations since these businesses had not been fully integrated by Hill-Rom. As such, all goodwill related to the previously acquired infant care and piped-medical gas businesses, other than a portion related to a retained product line, was specifically assigned to the carrying value of the respective businesses and fully considered in recognition of the $50 million estimated loss to be incurred upon completion of the divestitures. Recognition of the estimated loss was recorded as a non-cash reduction of goodwill within the Consolidated Balance Sheets, with the remaining $22 million of goodwill assigned to the businesses included in Assets of Discontinued Operations at September 30, 2003.

Goodwill increased $283 million during 2004, resulting from the acquisitions of ARI, Mediq and NaviCare, all within the Hill-Rom segment. This included $73 million and $197 million from the acquisitions of ARI and Mediq, respectively. The $13 million of goodwill resulting from the NaviCare acquisition included approximately $2 million representing the initial investment in NaviCare made during 2003.

Internal Use Software

Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with our implementation of an Enterprise Resource Planning system. Unamortized computer software costs, included within Intangible assets, were $100 million and $91 million at September 30, 2004 and 2003, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $13 million for fiscal year 2004, $11 million for fiscal year 2003 and $8 million for the ten months ended September 30, 2002.

Investments

The majority of investments previously reported were held at Forethought and are therefore no longer part of the current year Consolidated Balance Sheet. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified our investments in debt and equity securities as “available for sale” and reported them at fair value on the Consolidated Balance Sheets. Unrealized gains and losses are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity and deferred taxes are recorded for the income tax effect of such unrealized gains and losses. The fair value of investments is predominantly based on market values provided by brokers/dealers or other external investment advisors.

Upon the sale of Forethought, certain private equity limited partnerships previously held in the insurance investment portfolio were retained. We continue to use the equity method of accounting for these investments, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. Other minority investments made outside of the insurance business are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.

We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value.

The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.

Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of changes in our warranty reserve for the fiscal years 2004 and 2003 and the ten months ended September 30, 2002 is as follows:

	2004	2003	2002
Balance at beginning of period	$21	$23	$22
Provision for warranties during the period	14	23	20
Warranty reserves acquired	2	—	—
Warranty claims during the period	(18)	(25)	(19)

Balance at September 30	$19	$21	$23

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

In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. For those representations and warranties which survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities would not materially impact our financial condition or results of operations.

Environmental Liabilities

Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretation of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which we will make payments toward the remediation plan. We do not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant and the estimated time frames to remediate sites are not believed to be lengthy.

Specific costs included in environmental expense include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. The reserve represents the expected undiscounted future cash outflows.

Expenditures that relate to current operations are charged to expense.

Self Insurance

We are self-insured up to certain limits for auto and general liability, workers’ compensation, general product liability and certain employee health benefits including medical, drug and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analysis, which are based on historical information along with certain assumptions about future events. The estimated reserves for self insurance are classified as Other current liabilities within the Consolidated Balance Sheets.

We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. We also carry stop-loss insurance coverage to mitigate severe losses under external and self-insured plans. Insurance benefits are not provided to retired employees.

Revenue Recognition – Sales and Rentals

Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for rentals. Revenue recognition for product sales and rentals is evaluated under the following criteria:

•	Evidence of an arrangement: Revenue is recognized when there is evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.

•	Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.

As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral services portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances.

For non-invasive therapy products within our health care business, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. These revenues are recorded net of a provision for uncollectible receivables based upon historic payment and coverage patterns for the various products and paying entities. For The Vest™ product, which was acquired in 2004 with the acquisition of ARI, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity based on the specifics of the authorization and the period of product usage by the patient.

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment.

Based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, and results in an increase in operating expenses.

Cost of Revenues

Cost of goods sold for product sales consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of our rental units, service center facility and personnel costs, and regional sales expenses.

Research and Development Costs

Research and development costs are expensed as incurred and were $56 million and $59 million for fiscal years 2004 and 2003, respectively, and $42 million for the ten months ended September 30, 2002.

Distribution Costs

Distribution costs consist of shipping and handling costs and are included in Other operating costs in the Statements of Consolidated Income (Loss). Distribution costs were $110 million, $107 million and $90 million for fiscal year 2004, fiscal year 2003 and the ten months ended September 30, 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred and were $7 million, $6 million and $5 million for fiscal year 2004, fiscal year 2003 and the ten months ended September 30, 2002, respectively.

Earnings Per Common Share

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 198,190, 734,432 and 407,887 for fiscal year 2004, fiscal year 2003 and the ten months ended September 30, 2002, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in the Statements of Consolidated Shareholders’ Equity, to be included in Comprehensive Income.

The composition of Accumulated other comprehensive income at September 30, 2004 and 2003 is the net unrealized gains or losses on available-for-sale securities, which in 2003 mainly related to the insurance portfolio, of $10 million and $124 million, foreign currency translation adjustments of ($2) million and ($5) million, and a minimum pension liability of ($2) million and ($1) million, respectively.

Stock-Based Compensation

We apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation, including stock and performance-based awards and units.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for fiscal years 2004 and 2003 and the ten months ended September 30, 2002. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model (See Note 8 for more details).

	2004	2003	2002
Net income (loss), as reported	$110	$138	$(10)
Add:
Total stock-based employee compensation, net of related tax effects, included in net income (loss), as reported	3	1	1
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(8)	(6)	(4)

Pro forma net income (loss)	$105	$133	(13)

Earnings per share:
Basic – as reported	$1.76	$2.23	$(0.16)
Basic – pro forma	$1.68	$2.15	$(0.21)
Diluted – as reported	$1.75	$2.22	$(0.16)
Diluted – pro forma	$1.67	$2.14	$(0.21)

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

Derivative Instruments and Hedging Activity

Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. Our use of derivatives is generally limited to interest rate swaps, which did not have a material effect on our financial position or results of operations.

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

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses

Forethought’s life insurance subsidiaries sold long-duration insurance contracts. Revenue was recognized on amounts charged to the insurance liabilities for current benefits and expenses. Premiums received in excess of the portion required to provide future benefits and current expenses were deferred and also recognized as revenue over the actuarially determined life of the contract. Benefit reserves equaled the cash surrender values provided in the contracts. Expenses were recorded for interest credited to the benefit reserve, death benefits in excess of the benefit reserve and amortization of deferred acquisition costs.

Deferred Acquisition Costs

Policy acquisition costs consisting of commissions, certain policy issue expenses and premium taxes, varied with, and were primarily related to, the production of new business. These deferred acquisition costs were being amortized consistently with unearned revenues. Amortization charged to expense for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 was $46 million, $61 million and $44 million, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. In December 2003, the FASB released FIN 46R, that provided a partial deferral of FIN 46 along with various other amendments. FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs). We adopted the new deferral provisions and amendments of FIN 46R as of the second quarter of fiscal 2004. The adoption of FIN 46R required the consolidation of four real estate partnerships that were previously not consolidated. On June 29, 2004, we sold the four real estate partnerships (see Note 3). Therefore, the amounts previously reported in continuing operations for these four VIEs were reclassed to discontinued operations for the year ended September 30, 2004. As of September 30, 2004, we no longer hold any investments that would be considered VIEs and require consolidation under FIN 46R.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement retains the disclosure requirements contained in SFAS No. 132, which it replaces. SFAS No. 132R also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Those disclosures include information describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We adopted this Statement as of the second quarter of fiscal 2004.

In March 2004, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on our Consolidated Financial Statements or results of operations. On September 30, 2004, FASB Staff Position EITF 03-1-1

was issued, which deferred the application of the measurement provisions of EITF 03-1. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-1.

2. Retirement Plans

Hillenbrand and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We acquired Mediq on January 30, 2004, including its retirement plans. Our plans have a December 31 measurement date, except for the Mediq pension plan which has a September 30 measurement date.

Effect on Operations

The components of net pension expense for defined benefit retirement plans in the United States for fiscal year 2004 and 2003 and the ten months ended September 30, 2002 were as follows (in millions):

	2004	2003	2002
Service cost	$10	$10	$9
Interest cost	16	14	11
Expected return on plan assets	(16)	(14)	(12)
Amortization of unrecognized prior service cost, net	1	1	1

Net periodic benefit cost	11	11	9

Curtailment (gain) loss	(2)	3	—

Net pension expense	$9	$14	$9

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our domestic defined benefit retirement plans at September 30 were as follows (in millions):

	September 30,	September 30,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$230	$205
Acquisition	34	—
Service cost	10	10
Interest cost	16	14
Amendments	1	—
Actuarial loss	9	11
Curtailment	(2)	(5)
Benefits paid	(8)	(5)

Benefit obligation at end of year	290	230

Change in plan assets:
Fair value of plan assets at beginning of year	180	163
Acquisition	23	—
Actual return on plan assets	13	13
Employer contributions	8	9
Benefits paid	(8)	(5)

Fair value of plan assets at end of year	216	180

Funded status:
Plan assets less than benefit obligations	(74)	(50)
Unrecognized net actuarial loss	21	8
Unrecognized prior service cost	12	13

Net amount recognized	(41)	(29)

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefit costs	(42)	(30)
Accumulated other comprehensive income	1	1

Net amount recognized	$(41)	$(29)

For all of our defined benefit retirement plans, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2004 and 2003, resulting in the recognition of minimum pension liabilities of $2 million and $1 million, respectively.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $255 million and $195 million at September 30, 2004 and 2003, respectively.

Selected information for our plans with accumulated benefit obligation in excess of plan assets at September 30, 2004 and 2003, was as follows (in millions):

	September 30,	September 30,
	2004	2003
Projected benefit obligation	$290	$230
Accumulated benefit obligation	255	195
Fair value of plan assets	216	180

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2004	2003	2002
Discount rate for obligation	6.00%	6.25%	6.75%
Discount rate for expense	6.25%	6.75%	7.25%
Expected rate of return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Plan Assets

The weighted-average asset allocations of our domestic defined benefit plans at September 30, 2004 and 2003, by asset category are as follows:

	2004		2003
	Target	Actual	Actual
	Allocation	Allocation	Allocation
Equity securities	49-62%	57%	56%
Fixed income securities	38-48	42	43
Real estate	1-2	1	1
Other	0-1	—	—

Total		100%	100%

The investment strategies and policies are set by the plans’ fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range.

Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hillenbrand common stock represented 6 percent and 7 percent of trust assets at year-end 2004 and 2003, respectively and is subject to a statutory limit when it reaches 10 percent of total trust assets. The overall expected long-term rate of return is based primarily on historical returns, which are inflation adjusted and weighted for the expected return for each component of the investment mix.

Cash Flows

We expect to contribute approximately $8 million to our domestic defined benefit plans in fiscal year 2005.

Estimated Future Benefit Payments

The benefit payments, which reflect expected future service, are expected to be paid as follows (in millions):

Pension Benefits
2005	$8
2006	9
2007	10
2008	11
2009	12
2010-2014	83

Other

Subsequent to the January 30, 2004 acquisition of Mediq, we amended the Mediq pension plan to freeze all benefits effective April 30, 2004.

During fiscal year 2003, we amended the terms of one of our defined benefit pension plans for most non-bargained employees. Under the amended plan, employees hired after June 30, 2003 are no longer eligible for participation in the defined benefit plan, but participate in a new 401(k) retirement program that began January 1, 2004. Current employees and those hired up to July 1, 2003 were given the opportunity to choose to continue participating in the defined benefit pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and became effective January 1, 2004.

For those employees that elected to continue participation in the defined benefit pension plan, there were no changes in benefits and all service is recognized as credited service under the plan. For those who elected the new 401(k) retirement program, benefits under the defined benefit pension plan were frozen and will be paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. We recognized a curtailment loss of approximately $3.5 million during the fourth fiscal quarter of 2003 as a result of this amendment and the related reduction in future service under the defined benefit pension plan. This loss was recognized as a component of Other operating expense in the Statement of Consolidated Income (Loss).

In addition to the above plans, we have an unfunded liability for a defined benefit pension plan in Germany. The unfunded benefit obligation of this plan, included in Other long-term liabilities, was $12 million and $11 million at September 30, 2004 and 2003, respectively. Pension expense was negligible in all reporting periods.

We also sponsor several defined contribution plans covering certain of our employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $13 million for fiscal year 2004, $10 million for fiscal year 2003 and $8 million for the ten months ended September 30, 2002.

3. Discontinued Operations

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $295 million, including the value of the partnership assets transferred to us and excluding a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million, provided seller financing in various forms with an estimated face value of $151 million, retained specific investments in limited equity partnership assets of Forethought with a book value of $31 million and received warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. An additional cash payment of approximately $6 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected in the first half of fiscal 2005. The final consideration was subject to adjustment based upon results through the close of the transaction. The seller financing is subject to a discount of approximately $29 million to reflect a market rate of return on the financing, which is expected to be recognized in future periods as accretion on the underlying financial instruments.

The seller financing is in the form of a seller note with a face value of approximately $107 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity. The seller financing also includes preferred stock in the amount of $29 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings and must be redeemed by FFS Holdings under specified circumstances. Additional financing was also provided in the form of a $15 million debt service account associated with third party secured financing obtained by FFS Holdings under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.

The divestiture of Forethought resulted in an impairment loss. While this loss will generate significant tax benefits, as a result of limitations on our ability to utilize capital losses related to the transaction it is more likely than not that we will not realize these benefits and a full valuation allowance has been provided. Therefore, tax benefits recognized in conjunction with the sale will be limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. In conjunction with this divestiture, in the three months ended March 31, 2004 we realized a loss on the impairment of the discontinued net assets of Forethought of $109 million, net-of-tax, consisting of a $129 million pre-tax loss and a $20 million income tax benefit. In the fourth quarter of 2004, this loss was adjusted to $102 million, net-of-tax, as a result of the book value at the date of close.

On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104 million in cash proceeds on the sale and recorded a capital loss on the transaction of approximately $7 million. The loss realized as a result of this transaction is included in discontinued operations for the year ended September 30, 2004. Included in the sale were mortgage loans of $54 million related to two of the real estate properties. Accordingly, the net impact of selling these partnerships resulted in Hillenbrand receiving an additional $50 million in cash proceeds from Forethought’s sale. Our estimated maximum exposure to loss as a result of continuing involvement with these real estate partnerships was approximately $88 million. The maximum exposure to loss represented the sum of the carrying value of our investment balances, the estimated amounts that we were committed to fund in the future for each of these potential variable interest entities and the maximum amount of debt guaranteed under which we could have been required to perform. In addition, we had other funding commitments with these real estate partnerships, which were dependent upon the operating performance of the respective partnerships. As a result of the sale of these real estate partnerships, the exposure to loss and funding commitments have been eliminated.

In October 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities. Hill-Rom retained approximately $4 million of outstanding receivables and the land and building upon close.

In August 2004, Hill-Rom completed the sale of its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $31 million. Air-Shields provides infant care warming therapy, incubators and other infant care products. Hill-Rom retained approximately $9 million of outstanding receivables of the infant care business at the date of close.

Upon approval of the Board of Directors and the signing of the definitive sale agreements, both the infant care and piped-medical gas businesses were treated as discontinued operations for all periods presented within the Statements of Consolidated Income (Loss) in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In conjunction with the announced divestitures, in the fourth quarter of fiscal 2003 we recognized an estimated loss on the disposal of the businesses of $51 million, net-of-tax, consisting of a $50 million pre-tax loss and a $1 million income tax provision. The loss on disposal was related to $72 million of goodwill specifically assigned to the carrying value of the respective businesses. The tax provision recorded on the loss resulted from the book and tax basis differentials associated with the businesses and our inability to readily utilize the net capital losses expected to be generated as a result of the divestitures.

During fiscal 2004, we recorded an additional loss of approximately $3 million on these Hill-Rom divestitures. The final purchase price adjustments related to the sales of the piped-medical gas and infant care businesses resulted in an additional loss of approximately $2 million. The estimated loss was also increased by nearly $1 million for additional fees associated with the close of the infant care divestiture. The loss on the sale of the infant care business was increased by $5 million in the third quarter pending the final transfer of an investment and collection of related proceeds, which occurred during the fourth quarter, reversing this additional loss.

Operating results for the discontinued operations were as follows for fiscal years 2004 and 2003 and the ten months ended September 30, 2002:

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September	September	September
(Dollars in millions)	30, 2004	30, 2003	30, 2002
Investment income	$133	$178	$138
Earned revenue	162	216	177
Net capital gains (losses)	4	(32)	(16)
Other revenues	47	102	75

Net revenues from discontinued operations	346	464	374
Benefits paid	66	84	71
Credited interest	134	183	148
Other costs of revenue	77	132	103
Other operating expenses	33	52	32
Loss on impairment of discontinued operations	126	50	—

Pre-tax (loss) income from discontinued operations	(90)	(37)	20
Income tax (benefit) expense	(12)	6	13

(Loss) income from discontinued operations	$(78)	$(43)	$7

The assets and liabilities of Forethought Federal Savings Bank are included in the assets and liabilities of discontinued operations, which are presented in separate line items within the Consolidated Balance Sheet as of September 30, 2004. The assets and the liabilities of the piped-medical gas and infant care businesses, as applicable, are included in the assets and liabilities of discontinued operations as of September 30, 2003. Components of assets and liabilities of discontinued operations were as follows (Dollars in millions):

	September 30,	September 30,
	2004	2003
Current assets	$—	$21
Property, plant and equipment, net	—	6
Goodwill	—	22
Insurance assets	98	—

Assets of discontinued operations	98	49
Insurance liabilities	92	—
Other liabilities	—	7

Liabilities of discontinued operations	92	7

Net assets of discontinued operations	$6	$42

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

4. Acquisitions

During fiscal 2004, Hill-Rom completed the acquisitions of ARI, Mediq and NaviCare. The results of these businesses have been included in the Consolidated Financial Statements since each acquisition’s date of close.

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

The purchase price for the ARI acquisition was $83 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million, plus additional contingent payments not to exceed $20 million based on ARI achieving certain net revenue targets. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. The remaining deferral of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Consolidated Balance Sheets as of September 30, 2004. Based on net revenues achieved in fiscal 2004, an additional purchase price of $9 million was accrued in September 2004, which is expected to be paid before the end of calendar 2004. Any additional contingent purchase price is dependent upon ARI achieving certain net revenue targets over the next year. All required contingency payments, including the $9 million recorded in September 2004, will increase goodwill associated with the acquisition.

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business. This acquisition expands Hill-Rom’s product and service offerings, strengthens after-sales service capabilities and allows increased leverage of Hill-Rom’s global rental service center network.

The purchase price for Mediq was approximately $329 million, plus an additional $6 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain adjustments based upon the Mediq balance sheet at the date of close. Subsequent to year-end, we reached a final agreement with the representative of the former Mediq shareholders as to the purchase price based upon reported assets and liabilities of Mediq as of the closing date, resulting in the release of the $3 million deposited into an escrow account at the time of purchase. In addition, there may be other potential adjustments to the purchase price, which should be agreed upon by the end of the first quarter of fiscal 2006. This adjustment relates primarily to the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations, warranties and other matters. We deposited $20 million into an escrow account at the time of purchase in connection with these possible adjustments, which will be held until final resolution in fiscal 2006. The escrow amounts are included in the reported purchase price of Mediq. If any adjustment differs in amount from the current escrow balances, the reported purchase price would be increased or decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14 million, including deferred payments of approximately $2 million payable within one year. NaviCare provides operations management, resource optimization and dynamic workflow solutions to health care enterprises. NaviCare’s portfolio of communications and workflow products will become a key component of Hill-Rom’s workflow solutions offerings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their dates of acquisition. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired and the purchase prices remain subject to adjustment for the contingency payments outlined above; thus, the allocation of the purchase prices is subject to refinement.

	ARI	Mediq	NaviCare
Current assets	$25	$44	$2
Property, plant and equipment	6	99	—
Intangible assets	9	69	4
Goodwill	73	197	11
Other long-term assets	1	1	—

Total assets acquired	114	410	17
Current liabilities	(5)	(36)	(2)
Long-term liabilities	(3)	(39)	(1)

Total liabilities assumed	(8)	(75)	(3)

Net assets acquired	$106	$335	$14

The $9 million of acquired intangibles at ARI were assigned to technology assets, a five-year non-compete agreement and a trademark, all of which will reside within the Clinical Division of Hill-Rom. The $69 million of acquired intangibles at Mediq were assigned primarily to customer relationship assets, which will reside predominantly within the Services Division of Hill-Rom, with lesser amounts residing in the Clinical Division. The $4 million of acquired intangibles at NaviCare were assigned to non-compete agreements, technology assets, customer relationship assets and a trademark. These intangible assets, with the exception of the trademarks, are generally subject to amortization over varied periods of time and none will be deductible for income tax purposes.

If these acquisitions had been completed as of the beginning of each period presented, reported results for the fiscal years ended September 30, 2004 and 2003 would have increased as follows (Dollars in millions, except per share data):

	Year Ended September 30, 2004			Year Ended September 30, 2003
	ARI	Mediq	Total	ARI	Mediq	Total
Revenues	$—	$49	$49	$48	$157	$205
Net income	—	3	3	3	16	19
Diluted earnings per share	$—	$0.05	$0.05	$0.05	$0.25	$0.30

The net income and diluted earnings per share amounts in all periods presented above include the additional depreciation and amortization expense resulting from the purchase of property and intangibles at fair value, but exclude the impact of financing costs associated with the Mediq acquisition.

Based on the acquisition date of ARI and the timing of its inclusion in our Consolidated Financial Statements, the acquisition of ARI as of the beginning of the 2004 fiscal year would not have materially impacted our financial results for the year ended September 30, 2004. If the acquisition of NaviCare had been completed as of the beginning of fiscal 2004 or 2003, the impact to our revenues or results of operations would not have been material.

5. Special Charges

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan includes the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7 million, associated with severance and benefit-related costs. All obligations associated with this action will be settled in cash. Upon completion, this action is expected to reduce net-operating costs by approximately $16 million annually. We expect the restructuring to be completed during our 2005 fiscal year.

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its core businesses. As a result of this action, Hill-Rom announced it expected to eliminate approximately 300 salaried positions globally. Hill-Rom also announced it expected to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. As of September 30, 2004 this action is essentially complete, with less than $1 million remaining in the reserve. During fiscal 2004 approximately $1 million of the originally recorded reserve was also reversed. In excess of 280 salaried positions were eliminated under the action, with over 60 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. As of this same date, approximately 90 new positions had been hired under the new business structure. This action is expected to be fully completed in the second quarter of fiscal 2005, in combination with the completion of the enterprise-wide technology platform integration.

2002 Actions

During the fourth quarter of 2002, we announced realignment actions at Batesville Casket and Hill-Rom. The actions at Batesville Casket included the closure of a wood casket plant in Canada along with other employee reduction actions in the United States. These combined actions resulted in the reduction of approximately 100 employees. A charge of $3 million was recorded in relation to these actions for severance and other facility closing costs. In addition, during the fourth quarter of fiscal 2002 Hill-Rom announced an action in Germany to downsize its field service operations and to relocate its sales and other administrative functions. A charge of $2 million was recorded for severance and other facility costs associated with this action, which resulted in the termination of 25 employees. Of the total charge recorded for the above actions, $4 million was associated with severance and other costs to be settled in cash while $1 million related to asset impairments. All activities associated with these charges are now complete.

Other

In addition to the reserve balances outlined above, approximately $3 million of accrued liabilities were outstanding at September 30, 2004 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

6. Notes Receivable

Notes receivable as of September 30, 2004 and 2003 consist of the following:

	September 30,	September 30,
	2004	2003
Notes receivable - gross	$109	$—
Discount on note	(15)	—

Net receivable	94	—

Debt service account	15	—
Discount on service account	(4)	—

Net debt service account	11	—

Total notes receivable	$105	$—

Maturities at September 30
2005	$—
2006	$—
2007	$7
2008	$2
2009	$2
2010 and beyond	$94

On July 1, 2004 we closed the sale of Forethought to FFS Holdings. As part of the consideration received in the transaction, we provided seller financing in the form of a note receivable with a face value of approximately $107 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years. Interest compounds semi-annually, and the note receivable balance above includes $2 million of interest accrued as of September 30, 2004. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity.

Additional financing was also provided in the form of a $15 million debt service account associated with third party secured financing obtained by FFS Holdings under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.

7. Financing Agreements

Long-term debt consists of the following (Dollars in millions):

	September 30,	September 30,
	2004	2003
Unsecured 8 1/2% debentures due on December 1, 2011	$54	$55
Unsecured 7% debentures due on February 15, 2024	20	50
Unsecured 6 3/4% debentures due on December 15, 2027	30	50
Unsecured 4 1/2% debentures due on July 15, 2009	256	—

Total long-term debt	$360	$155

On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. The registration statement was declared effective and should provide us with significant flexibility with respect to our access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.

On June 7, 2004, we issued $250 million of 4.5 percent coupon senior notes due 2009 from this universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement. The net proceeds from this borrowing were utilized to permanently finance the Mediq acquisition.

Also in June 2004, we completed the open market repurchase of approximately $47 million principal amount of longer maturity coupon debt for approximately $55 million.

Beginning in June 2004, $200 million of our debt securities were subject to interest rate swap agreements. The interest rate swaps covered part of these debt securities maturing on June 15, 2009, effectively converting the securities from fixed to variable interest rates. For the 2004 period in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 1.7 percent.

Beginning in August 2001 and continuing through essentially the third quarter of 2003, $150 million of our debt securities were subject to interest rate swap agreements. The interest rate swaps covered all or part of the securities maturing on December 1, 2011 and February 15, 2024, effectively converting the securities from fixed to variable interest rates.

Near the end of the third quarter of fiscal year 2003, we terminated our then outstanding interest rate swap agreements, realizing cash proceeds and deferred gains of approximately $27 million. The deferred gains on the termination of the swaps will be amortized and recognized as a reduction in interest expense over the remaining term of the related debt. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates we had been subject to during the period the swap agreements were in place. For the periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 3.3 percent and 4.2 percent, respectively, for fiscal year 2003 and the ten months ended September 30, 2002.

Upon completion of the open market debt repurchase previously discussed, approximately $2 million of the deferred gains related to the termination of the interest rate swap agreements were recognized, reducing the loss on repurchase of the debt to approximately $6 million, including the write-off of approximately $1 million of debt issuance costs associated with the original debt placement.

On July 28, 2004, we entered into a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowing under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55 percent, absence of default under the facility and continued accuracy of certain representations and warranties contained in the credit facility. The proceeds of the five-year facility may be used: (i) for working capital, capital expenditures, and other lawful corporate purposes; (ii) to finance acquisitions.

As of September 30, 2004, we: (i) had $15 million of outstanding, undrawn letters of credit, (ii) were in compliance with all conditions set forth under the credit facility, and (iii) had complete access to the remaining $385 million of borrowing capacity available under the credit facility.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of September 30, 2004, we had $13 million of outstanding, undrawn letters of credit under these facilities.

8. Stock-Based Compensation

Over time, we have had various stock-based compensation programs, the key components of which are further described below. Our primary active stock-based compensation program is the Stock Incentive Plan. All stock-based compensation programs are administered by the full Board of Directors or its Compensation and Management Development Committee.

The Stock Incentive Plan, which was approved at the 2002 annual meeting of shareholders, replaced the 1996 Stock Option Plan. Common shares reserved for issuance under the Stock Incentive Plan total 5 million, plus 294,611 shares previously authorized but unissued under the 1996 Stock Option Plan. The Stock Incentive Plan provides for long-term performance compensation for key employees and members of the Board of Directors. A variety of discretionary awards for employees and non-employee directors are authorized under the plan, including incentive or non-qualified stock options, stock appreciation rights, restricted stock, deferred stock and bonus stock. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the administrator of the plan. The option price and term are also subject to determination by the administrator with respect to each grant. Option prices are generally expected to be set at the average fair market price at date of grant and option terms are not expected to exceed ten years.

Under the terms of the plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted restricted stock units (or deferred stock awards), which will vest on the later to occur of the first anniversary of the date of grant or the six-month anniversary of the date that a director ceases to be a member of our Board of Directors. In 2004, the annual grant consisted of 1,400 restricted stock units, to be increased to 1,800 in 2005, for each non-employee director. The annual grant for the Chairman of the Board is 3,500 restricted stock units.

As of September 30, 2004, 1,461,250 option shares have been granted and 157,030 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 241,782 restricted stock units have been granted under the Stock Incentive Plan, all of which are contingent upon continued employment and vest over periods ranging from one to five years. The shares had a fair value at the date of grant ranging between $47.49 and $69.25 per share. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2004, a total of 186,860 restricted stock units, net of cancellations and dividends earned, remain outstanding. A total of 3,757,359 shares remain available for future grants under all aspects of the Stock Incentive Plan.

The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted under each of these plans was $15.55, $12.74 and $17.65 per share for fiscal years 2004 and 2003 and the ten months ended September 30, 2002, respectively. The following assumptions were used in the determination of fair value in each period:

	2004	2003	2002
Risk-free interest rate	3.73%	3.52%	4.70%
Dividend yield	1.76%	1.60%	1.55%
Volatility factor	.2634	.2629	.2637
Weighted average expected life	6.00 years	5.97 years	5.92 years

The following table summarizes transactions under our current and predecessor stock option plans for fiscal years 2004 and 2003 and the ten months ended September 30, 2002:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Unexercised options outstanding – beginning of year	2,688,079	$47.77	2,247,572	$47.69	2,309,166	$45.78
Options granted	637,650	$58.18	590,100	$47.58	263,500	$60.09
Options exercised	(543,219)	$46.54	(62,933)	$39.86	(253,019)	$43.49
Options canceled	(93,859)	$54.86	(86,660)	$50.33	(72,075)	$46.95

Unexercised options outstanding – end of year	2,688,651	$50.24	2,688,079	$47.77	2,247,572	$47.69

Exercisable options – end of year	1,655,687	$47.61	1,606,408	$46.53	1,188,640	$45.27

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$29.97-$45.34	591,411	5.14	$39.81	591,411	$39.81
$46.44-$48.64	594,998	7.57	$47.65	312,905	$47.78
$50.11-$52.16	683,661	5.53	$51.06	560,360	$51.26
$52.42-$57.44	69,666	6.56	$56.04	41,667	$56.56
$58.24-$69.25	748,915	8.57	$59.23	149,344	$61.93

$29.97-$69.25	2,688,651	6.77	$50.24	1,655,687	$47.61

Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 1,092 deferred shares are payable as of September 30, 2004 under this program.

We have historically had various other stock-based compensation programs, including a long-term performance based plan. Shares granted under these predecessor programs were contingent upon continued employment over specified terms, generally not exceeding three years, and some required the achievement of pre-established and approved financial objectives. As of September 30, 2004, there are 249,567 shares which are deferred, but fully vested and payable.

9. Shareholders’ Equity

One million shares of preferred stock, without par value, have been authorized and none have been issued.

As of September 30, 2004, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of September 30, 2004, a total of 21,449,067 shares had been purchased at market trading prices, of which 18,370,789 shares remain in treasury.

10. Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

The carrying amounts of the private equity limited partnerships retained in the sale of Forethought and the other minority investments were $79 million and $68 million at September 30, 2004 and 2003. The fair value of equity method investments is not readily available and disclosure is not required.

The fair value of notes receivable is estimated by using a discount rate that approximates the current rate for comparable notes. At September 30, 2004, the aggregate fair value approximated the carrying value of the notes.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $360 million and $369 million at September 30, 2004 and $155 million and $166 million at September 30, 2003, respectively.

We have limited involvement with derivative financial instruments and do not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. With respect to foreign currency risks, forward contracts are sometimes utilized to hedge exposure to adverse exchange risk related to specific assets and obligations denominated in foreign currencies. As of September 30, 2004 and 2003, we had no outstanding forward contracts. During 2004, we entered into interest rate swap agreements to effectively convert a portion of our fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200 million. There is no hedge ineffectiveness as each swap meets the short-cut method requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. As a result, changes in the fair value of the interest rate swap agreements during their term offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. As of September 30, 2004, the interest rate swap agreements reflected a cumulative gain of $7 million. During 2003, we terminated interest rate swap agreements covering a notional amount of $150 million of long-term debt that were entered into in 2001. During the term of these swap agreements, there was no hedge ineffectiveness as each swap met the short-cut method requirements under SFAS No. 133. With the termination of the swap agreements and the completion of debt repurchases in the fourth quarter of fiscal year 2003 and the third quarter of 2004, the remaining unrecognized deferred gains remain classified as debt and will be amortized and recognized as a reduction of interest expense over the remaining term of the debt securities.

11. Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company.

We are organized into two major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and a provider of biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Batesville Casket serves the funeral services industry and manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville’s products are sold to licensed funeral professionals operating licensed funeral homes.

With the continued evolution of the prior year realignment of the Hill-Rom business structure, changes were adopted in fiscal 2004 in terms of the way in which management views the business, including reporting to our executive management team. With these changes, the prior Hill-Rom reporting segment has now been split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Intersegment sales between the Americas/Asia Pacific and EMEA are generally accounted for at current market value or cost plus markup. Divisional income represents the division’s gross profit less their direct operating costs. Functional costs and eliminations include common costs, such as administration, finance and non-divisional legal and human resource costs, intercompany eliminations and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, will be presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. Essentially all our goodwill resides in the Hill-Rom Americas/Asia Pacific segment.

The reporting segment of Batesville Casket is measured on the basis of income from continuing operations before income taxes. Intersegment sales do not occur between Hill-Rom and Batesville Casket. Forethought results, which were previously considered a reporting segment, are now being presented in the results from discontinued operations as further discussed in Note 3 to the Consolidated Financial Statements

Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, and business development. Nearly all interest expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole. Corporate, while not a segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income (Loss).

In analyzing segment performance, our management reviews income before income taxes and net income, both before the impact of the litigation charge and before special charges.

Financial information regarding our reportable segments is presented below (Dollars in millions):

			Functional
	Americas/		Costs and	Total	Batesville	Corporate
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	and Other	Consolidated
2004
Net revenues	$1,002	$187	$—	$1,189	$640	$—	$1,829
Intersegment revenues	$27	$8	$(35)	$—
Divisional income (loss)	$299	$(1)	$(119)	$179
Income (loss) from continuing operations before income taxes and special charges (a)				$179	$189	$(54)	$314
Special charges (b)							$6

Income from continuing operations before income taxes							$308
Income tax expense							$120

Income from continuing operations							$188
Loss from discontinued operations (c)							$(78)

Net income							$110
Assets				$1,203	$279	$510	$1,992
Capital expenditures and intangibles				$98	$17	$10	$125
Depreciation and amortization				$81	$19	$8	$108

2003
Net revenues	$898	$169	$—	$1,067	$628	$—	$1,695
Intersegment revenues	$49	$—	$(49)	$—
Divisional income	$298	$—	$(94)	$204
Income (loss) from continuing operations before income taxes and special charges (d)				$203	$185	$(99)	$289
Special charges (e)							$9

Income from continuing operations before income taxes							$280
Income tax expense							$99

Income from continuing operations							$181
Loss from discontinued operations (c)							$(43)

Net income							$138
Assets (f)				$701	$281	$4,443	$5,425
Capital expenditures and intangibles				$92	$16	$7	$115
Depreciation and amortization				$49	$18	$8	$75

(a)	Corporate and Other includes $6 million on the extinguishment of debt ($4 million after tax)

(b)	Reflects a $6 million charge related to a realignment of financial and personnel resources at Hill-Rom.

(c)	Reflects results of Forethought and Hill-Rom’s piped-medical gas and infant care businesses classified as discontinued operations. Results for 2004 include the loss on disposal of Forethought of $102 million and an additional $3 million loss on the disposals of the piped-medical gas and infant care businesses, while the 2003 results included the loss on disposal of the piped-medical gas and infant care businesses of $51 million.

(d)	Corporate and Other includes a $16 million loss on the extinguishment of debt ($11 million after tax).

(e)	Reflects a $9 million charge related to a business structure realignment at Hill-Rom.

(f)	Corporate and Other includes $4 billion of the assets of Forethought classified as discontinued operations.

Prior to the fiscal 2003 realignment of the Hill-Rom business structure, Americas/Asia Pacific and EMEA were combined in the Hill-Rom reporting segment.

		Batesville	Corporate
	Hill-Rom	Casket	and Other	Consolidated
2002
Net revenues	$883	$510	$—	$1,393
Income (loss) from continuing operations before income taxes, litigation charge and special charges	$116	$143	$(60)	$199
Litigation charge (a)				$250
Special charges (b)				$4

Loss from continuing operations before income taxes				$(55)
Income tax benefit				$(38)

Loss from continuing operations				$(17)
Income from discontinued operations (c)				$7

Net loss (d)				$(10)
Assets (e)	$700	$283	$4,472	$5,455
Capital expenditures and intangibles	$72	$12	$12	$96
Depreciation and amortization (f)	$50	$15	$6	$71

(a)	Reflects antitrust litigation charge of $158 million (after tax) related to Hill-Rom.

(b)	Reflects $3 million (after tax) charge related to realignment of certain operations.

(c)	Reflects results of Forethought and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

(d)	Includes the reversal of $6 million of previously provided tax reserves for potential disallowances and valuation allowances no longer considered necessary in 2002.

(e)	Corporate and Other includes $4 billion of the assets of Forethought classified as discontinued operations.

(f)	Hill-Rom reflects a $5 million operating expense charge related to the write-off of a technology asset with no continuing value.

Geographic Information

Most of our operations outside the United States are in Europe and consist of the manufacturing, selling and renting of health care products.

Geographic data for net revenues from continuing operations and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 were as follows (Dollars in millions):

	2004	2003	2002
Net revenues to unaffiliated customers: (a)
United States	$1,586	$1,472	$1,203
Foreign	243	223	190

Total revenues	$1,829	$1,695	$1,393

Long-lived assets: (b)
United States	$848	$378	$428
Foreign	74	69	56

Total long-lived assets	$922	$447	$484

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.

12. Income Taxes

Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 were as follows (Dollars in millions):

	2004	2003	2002
Income (loss) from continuing operations before income taxes:
Domestic	$323	$287	$(53)
Foreign	(15)	(7)	(2)

Total	$308	$280	$(55)

Income tax expense (benefit) from continuing operations:
Current provision:
Federal	$80	$22	$38
State	—	5	6
Foreign	3	1	3

Total current provision	83	28	47

Deferred provision:
Federal	28	63	(76)
State	4	7	(7)
Foreign	5	1	(2)

Total deferred provision	37	71	(85)

Income tax expense (benefit) from continuing operations	$120	$99	$(38)

Differences between income tax expense (benefit) from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income (loss) from continuing operations before income taxes for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 were as follows (Dollars in millions):

	2004		2003		2002
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Loss
Federal income tax (a)	$108	35.0	$98	35.0	$(19)	35.0
State income tax (b)	3	1.0	7	2.5	(1)	1.2
Foreign income tax (c)	—	—	2	0.8	—	—
Utilization of tax credits	(3)	(1.0)	(10)	(3.6)	(4)	7.2
Adjustment of estimated income tax accruals	11	3.5	—	—	(4)	7.2
Valuation of foreign net operating losses and other tax attributes	17	5.6	4	1.4	(2)	3.5
Impact from foreign restructuring	(16)	(5.2)	—	—	—	—
Other, net	—	—	(2)	(0.7)	(8)	14.5

Income tax expense (benefit) from continuing operations	$120	38.9	$99	35.4	$(38)	68.6

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

The tax effects of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows (Dollars in millions):

	September 30, 2004		September 30, 2003
	Non-insurance	Insurance	Non-insurance	Insurance
Deferred tax assets:
Current:
Inventories	$5	$—	$3	$—
Employee benefit accruals	6	—	4	—
Self insurance accruals	1	—	4	—
Litigation accruals	2	—	26	—
Other, net	22	—	21	1
Long-term:
Employee benefit accruals	11	—	11	—
Amortization	—	—	—	1
Capital loss carryovers and impairments	65	—	2	37
Loss on business divestitures	—	—	10	—
Deferred policy revenues	—	—	—	282
Net operating loss carryforwards	7	—	—	—
Foreign restructuring	16	—	—	—
Foreign loss carryforwards and other tax attributes	27	—	16	—
Other, net	10	—	14	—

Total assets	172	—	111	321

Deferred tax liabilities:
Long-term:
Depreciation	40	—	29	1
Amortization	23	—	8	—
Unrealized gain on investments	5	—	2	65
Benefit reserves	—	—	—	19
Accrued market discount	—	—	—	7
Deferred acquisition costs	—	—	—	218
Other, net	20	—	—	5

Total liabilities	88	—	39	315

Less valuation allowance for capital losses, foreign loss and other tax attributes	(87)	—	(15)	—

Net asset/(liability)	$(3)	$—	$57	$6

At September 30, 2004, we had operating loss carryforwards and other tax attributes in foreign jurisdictions of $27 million. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had capital loss carryforwards of $65 million, which expire between 2006 and 2009; and state operating loss carryforwards of $7 million, which expire between 2008 and 2023.

The gross deferred tax assets as of September 30, 2004 were reduced by valuation allowances of $87 million, principally relating to foreign operating loss carryforwards and capital loss carryforwards as it is more likely than not that they will expire before being utilized. The valuation allowance was increased by $72 million during fiscal 2004 principally due to continued losses in France and capital losses realized from divestitures.

As of September 30, 2004, we have developed a strategy to restructure our French operations. The restructuring involves the creation of a new French entity and the conversion of the existing French entities into a new operating structure. This resulted in the recognition of a related deferred tax asset of $16 million.

Our income tax return filings are subject to audit by various taxing authorities. In fiscal 2004, we recorded both benefits to income and additional accruals related to audit activity by the

Internal Revenue Service and various states. The net effect of these adjustments was the recording of $11 million in expense for fiscal 2004.

In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimate for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

13. Supplementary Information

The following amounts were (charged) or credited to income from continuing operations for fiscal year 2004, fiscal year 2003 and the ten months ended September 30, 2002 (Dollars in millions):

	2004	2003	2002
Rental expense	$(25)	$(18)	$(14)
Research and development costs	$(56)	$(59)	$(42)
Investment income (a)	$9	$9	$9

(a)	Excludes insurance operations.

The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $75 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2005	$22
2006	$17
2007	$13
2008	$11
2009	$9
2010 and beyond	$3

We are in year two of a seven-year agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original seven-year agreement had a cumulative estimated cost of $187 million, with a remaining cumulative estimated cost of $153 million, which will continue to be incurred in nearly equal amounts over the remaining term of the agreement. During the first year, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in costs which will be incurred over the remaining term of the agreement. Currently, fees related to out-of-scope services have a cumulative estimated cost of $6 million and are primarily related to new projects and acquisition activities. These fees have been included and will be incurred in nearly equal amounts over the remaining term of the agreement. In conjunction with the recent divestiture of Forethought, the IBM agreement will be renegotiated during fiscal 2005. We believe that our contractual obligation to IBM can be reduced based upon the elimination of specific services related to Forethought.

The table below provides supplemental information to the Statements of Consolidated Cash Flows for fiscal year 2004, fiscal year 2003 and the ten months ended September 30, 2002 (Dollars in millions):

	2004	2003	2002
Cash paid for:
Income taxes	$84	$7	$97
Interest	$10	$19	$20
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$17	$3	$8
Gain on interest rate swaps	$—	$—	$18

14. Financial Services

Forethought and its subsidiaries served funeral and cemetery planning professionals with life insurance policies, trust products and marketing support for Forethought® funeral planning.

Investments were predominantly U.S. Treasuries and agencies, high-grade corporate and foreign bonds, with smaller investments in equities, commercial mortgage loans, high-yield corporate bonds and limited partnerships. Investments were carried on the Consolidated Balance Sheets at fair value. Forethought’s objective was to purchase investment securities with maturities that matched the expected cash outflows of policy benefit payments. The investment portfolio was constantly monitored to ensure assets matched the expected payment of the liabilities. Securities were also sold in other circumstances, including concern about the credit quality of the issuer. Cash (unrestricted as to use) was held for future investment.

The amortized cost and fair value of investment securities available for sale at September 30, 2003 were as follows (Dollars in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies, Canada and other countries	$1,444	$57	$5	$1,496
Corporate securities and short-term investments	1,434	133	5	1,562
Mutual funds, short-term equities and cash	56	—	—	56
Preferred and common stocks, limited partnerships, mortgage loans and other	215	5	—	220

Total	$3,149	$195	$10	$3,334

The cost used to compute realized gains and losses is determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale and from write-downs associated with other-than-temporary declines in value (impairments) were as follows for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 (Dollars in millions):

	2004	2003	2002
Proceeds	$417	$996	$869
Realized gross gains	$14	$68	$34
Realized gross losses	$10	$117	$61

Insurance liabilities consisted of the following at September 30, 2003 (Dollars in millions):

		Mortality or	Interest
	Withdrawal	Morbidity	Rate
	Assumptions	Assumptions	Assumptions	2003
Life Insurance Contracts	Varies by age/plan/duration SP: up to 0.2% MP: up to 60%; avg. 5%-10% in duration 1	Varies by age/plan/duration using various percentages of the 1979-81 US Census Mortality Table	Varies by age and issue year 3% to 5.5%	$2,683
Annuity Contracts	Varies by age/plan/duration SP: up to 0.2% MP: up to 60%; avg. 5%-10% in duration 1	Varies by age/plan/duration using various percentages of the 1979-81 US Census Mortality Table	Varies by age and issue year 2% to 5%	45
Total Benefit Liabilities				$2,728

Statutory data at September 30, 2003 and 2002 (Dollars in millions):

	2003	2002
Net income (loss)	$22	$(14)
Capital and surplus	$346	$263

Forethought’s life insurance companies were restricted in the amount of dividends that they could distribute to their shareholders without approval of the department of insurance in their respective states of domicile. In December 2003, Forethought Life Insurance Company paid a dividend of $29 million to Hillenbrand Industries, Inc.

15. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2004 Quarter Ended (a)	12/31/03	3/31/04	6/30/04	9/30/04	9/30/04
Net revenues	$422	$472	$461	$474	$1,829
Gross profit	219	239	223	227	908
Income from continuing operations (b)	45	53	45	45	188
Income (loss) from discontinued operations (c)	12	(101)	(6)	17	(78)

Net income (loss)	57	(48)	39	62	110
Basic net income (loss) per common share	$0.91	$(0.77)	$0.63	$0.99	$1.76
Diluted net income (loss) per common share	$0.91	$(0.76)	$0.62	$0.99	$1.75

					Fiscal Year
					Ended
2003 Quarter Ended (a)	12/31/02	3/31/03	6/30/03	9/30/03	9/30/03
Net revenues	$405	$429	$426	$435	$1,695
Gross profit	207	222	227	229	885
Income from continuing operations (b)	36	51	52	42	181
Income (loss) from discontinued operations (d)	(28)	11	10	(36)	(43)

Net income	8	62	62	6	138
Basic net income per common share	$0.12	$1.01	$1.00	$0.10	$2.23
Diluted net income per common share	$0.12	$1.00	$1.00	$0.10	$2.22

(a)	Quarter results for 2004 and 2003 have been adjusted to reflect the piped-medical gas and infant care businesses of Hill-Rom and Forethought on a discontinued operations basis.

(b)	Reflects losses on the repurchases of debt of $4 million (after tax) and $11 million (after tax) in the third quarter of 2004 and the fourth quarter of 2003, respectively. Fourth quarter 2004 includes a special charge of $4 million (after tax) for the business realignment at Hill-Rom.

(c)	Reflects a second quarter estimated loss on the divestiture of Forethought of $109 million (after tax), which was adjusted down to $102 million in the fourth quarter. Third quarter results included an additional $5 million (after tax) loss on the sale of the infant care business. This loss was reversed in the fourth quarter upon final transfer of an investment and collection of related proceeds.

(d)	Reflects a fourth quarter estimated loss on the divestiture of the piped-medical gas and infant care businesses of $51 million (after tax).

16. Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “plaintiff”) filed suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. Discovery is underway. The trial is anticipated to occur on or after July 1, 2005.

Plaintiff is seeking certification of a class of all purchasers of Hill-Rom® hospital beds and other in-room products between 1999 and 2003 where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through group purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other in-room products on commitments to rent or purchase specialty beds exclusively from Hill-Rom.

The hearing on class certification is anticipated to occur by mid to late January 2005. Plaintiff seeks actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that may be awarded, recovery of attorney’s fees and injunctive relief. If a class is certified and if plaintiffs prevail at trial, potential trebled damages awarded the plaintiffs could be substantial in excess of $100 million and have a material adverse effect on our results of operations, financial condition, and liquidity. Therefore, we are aggressively defending against Plaintiff’s allegations and will assert what we believe to be meritorious defenses to class certification and plaintiff’s allegations and damage theories.

On August 16, 1995, Kinetic Concepts, Inc. (KCI), and one of its affiliates (collectively, the “plaintiffs”), filed suit against Hillenbrand and its Hill-Rom subsidiary in the United States District Court for the Western District of Texas, San Antonio Division (the Court). The plaintiffs alleged violation of various antitrust laws, including illegal bundling of products, predatory pricing, refusal to deal and attempting to monopolize the hospital bed industry. On December 31, 2002, we entered into a comprehensive settlement agreement relating to the longstanding antitrust litigation with the plaintiffs. At the request of the parties, on January 2, 2003, the Court dismissed the lawsuit with prejudice. Upon dismissal of the lawsuit, we took a litigation charge and established an accrual in the amount of $250 million in the fourth quarter of fiscal 2002. Hillenbrand paid KCI $175 million out of its cash on hand in January 2003 with the additional $75 million paid in December 2003. Neither party admitted any liability or fault in connection with the settlement.

In 2000, Hill-Rom, Inc. sued Ohmeda Medical and Datex-Ohmeda, Inc. (collectively, “Ohmeda”) in Federal Court in Indianapolis, Indiana alleging patent infringement. Hill-Rom succeeded in obtaining a preliminary injunction prohibiting Ohmeda from continuing efforts to make, import, sell, or offer for sale its combination incubator and infant warmer, the Giraffe™ Omnibed, pending a jury trial on Hill-Rom’s patent infringement claim. A jury trial on this matter was held in May 2002 with the jury finding on behalf of Hill-Rom. Prior to the holding of a separate trial for determination of damages, the parties reached a settlement. While specific terms of the settlement are confidential, the settlement granted cross-licensing of certain patents and Hill-Rom also received a cash payment for past damages and a royalty on certain future product sales. The settlement amount has been recognized as a component of Discontinued operations within the Statements of Consolidated Income (Loss).

We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we have been issued Notices of Violation alleging violation of certain environmental permit conditions. The Notices of Violation involved no fines or penalties. We have, however, successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. The remaining voluntary remediation activities are nearing completion. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by us in which we are currently involved is not expected to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to commercial transactions, patent infringement, business practices, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decision could have a material adverse effect on our financial condition, results of operations and liquidity.

We are also involved in other possible claims, including product liability, workers compensation, auto liability and employment related matters. These have deductibles and self-

insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period.

Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, Ltd., for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. Outside insurance company and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates for accruals for losses incurred prior to December 1999.

Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claim and related fees.

The recorded amounts represent management’s best estimate of the costs it will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the independent accountants.

Item 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rules 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2005 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct is incorporated by reference to the 2005 Proxy Statement, where such information is included under the heading “About the Board of Directors”.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2005 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2005 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the 2005 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2005 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 56.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 56.

(3)	Exhibits

The following exhibits have been filed as part of this report in response to Item 15(c) of Form 10-K:

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 filed with Form 10-K for the year ended September 30, 2003)

4.1	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Supplemental Indenture No. 1 dated as of June 7, 2004, between Hillenbrand Industries, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:

10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended

(Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the year ended September 30, 2003)

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K for the year ended September 30, 2003)

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-K for the year ended September 30, 2003)

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2003)

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.21 filed with Form 10-K for the year ended September 30, 2003)

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended (Incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for the year ended September 30, 2003)

10.23	Executive Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated April 20, 2004

10.24	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

Other Exhibits

10.25	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.26	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.27	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.28	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.29	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.30	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.31	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2003)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 filed with Form 10-K for the year ended September 30, 2003)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.5	Position Specification for Chairman of Board of Directors

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

SCHEDULE II

HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2004 and September 30, 2003 and

the Ten Months Ended September 30, 2002

(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD
Reserves deducted from assets to which they apply:
Allowance for possible losses and discounts - accounts receivable:
Period Ended:
September 30, 2004	$26	$4	$20	(a)	$19	(b)	$31

September 30, 2003	$36	$5	$5	(a)	$20	(b)	$26

September 30, 2002	$44	$5	$3	(a)	$16	(b)	$36

Allowance for inventory valuation:
Period Ended:
September 30, 2004	$22	$8	$6	(a)	$7	(c)	$29

September 30, 2003	$21	$7	$—		$6	(c)	$22

September 30, 2002	$17	$8	$—		$4	(c)	$21

Valuation allowance against deferred tax assets:
Period Ended:
September 30, 2004	$15	$72	$—		$—		$87

September 30, 2003	$1	$14	$—		$—		$15

September 30, 2002	$3	$—	$—		$2		$1

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD
Allowances for special charges:
Period Ended:
September 30, 2004
Severance and Employee Benefit Costs	$6	$7	$—	$6	$7
Other Plant Closing Costs	$—	$—	$—	$—	$—
Retirement of CEO	$4	$—	$—	$1	$3

	$10	$7	$—	$7	$10

September 30, 2003
Severance and Employee Benefit Costs	$3	$9	$—	$6	$6
Other Plant Closing Costs	$1	$—	$—	$1	$—
Retirement of CEO	$5	$—	$—	$1	$4

	$9	$9	$—	$8	$10

September 30, 2002
Severance and Employee Benefit Costs	$5	$3	$—	$5	$3
Other Plant Closing Costs	$1	$1	$—	$1	$1
Retirement of CEO	$7	$—	$—	$2	$5

	$13	$4	$—	$8	$9

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/	Frederick W. Rockwood

Frederick W. Rockwood
President and Chief Executive Officer

Dated: December 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Ray J. Hillenbrand	/s/	W August Hillenbrand

	Ray J. Hillenbrand		W August Hillenbrand
	Chairman of the Board		Director

/s/	Rolf A. Classon	/s/	Mark D. Ketchum

	Rolf A. Classon		Mark D. Ketchum
	Vice-Chairman of the Board		Director

/s/	Frederick W. Rockwood	/s/	Eduardo R. Menascé

	Frederick W. Rockwood		Eduardo R. Menascé
	Director, President and		Director
Chief Executive Officer

/s/	Scott K. Sorensen	/s/	Anne Griswold Peirce, R.N. Ph.D.

	Scott K. Sorensen		Anne Griswold Peirce, R.N. Ph.D.
	Vice President and		Director
Chief Financial Officer

/s/	Gregory N. Miller	/s/	Joanne C. Smith, M.D.

	Gregory N. Miller		Joanne C. Smith, M.D.
	Vice President – Controller and		Director
Chief Accounting Officer

/s/	Charles E. Golden	/s/	Peter H. Soderberg

	Charles E. Golden		Peter H. Soderberg
	Director		Director

/s/	John A. Hillenbrand II

John A. Hillenbrand II
Director

Dated: December 7, 2004

HILLENBRAND INDUSTRIES, INC.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 filed with Form 10-K for the year ended September 30, 2003)

4.1	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Supplemental Indenture No. 1 dated as of June 7, 2004, between Hillenbrand Industries, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:

10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the year ended September 30, 2003)

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K for the year ended September 30, 2003)

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-K for the year ended September 30, 2003)

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2003)

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.21 filed with Form 10-K for the year ended September 30, 2003)

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended (Incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for the year ended September 30, 2003)

10.23	Executive Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated April 20, 2004

10.24	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

Other Exhibits

10.25	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.26	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.27	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.28	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.29	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.30	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.31	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2003)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 filed with Form 10-K for the year ended September 30, 2003)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.5	Position Specification for Chairman of Board of Directors

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)