Form 10-Q
period 2004-12-31
HILLENBRAND INDUSTRIES INC
filed 2005-02-14
CIK 47518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)

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

Yes ☑                     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value  -  61,859,104 shares as of January 31, 2005.

HILLENBRAND INDUSTRIES, INC.

PART I  -  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly
	Period Ended
	12/31/04	12/31/03
Net Revenues
Health Care sales	$196	$165
Health Care rentals	120	93
Funeral Services sales	159	164

Total revenues	475	422

Cost of Revenues
Health Care cost of goods sold	108	86
Health Care rental expenses	72	43
Funeral Services cost of goods sold	75	74

Total cost of revenues	255	203

Gross Profit	220	219

Other operating expenses	154	146

Operating Profit	66	73

Other income (expense), net:
Interest expense	(4)	(3)
Investment income	7	1
Other	—	(1)

Income from Continuing Operations Before Income Taxes	69	70

Income tax expense (Note 11)	25	25

Income from Continuing Operations	44	45

Discontinued Operations (Note 4):

Income from discontinued operations before income taxes	—	19
Income tax expense	—	7

Income from discontinued operations	—	12

Net Income	$44	$57

Income per common share from continuing operations - Basic (Note 5)	$0.70	$0.72
Income per common share from discontinued operations - Basic (Note 5)	—	0.19

Net Income per Common Share - Basic	$0.70	$0.91

Income per common share from continuing operations - Diluted (Note 5)	$0.69	$0.72
Income per common share from discontinued operations - Diluted (Note 5)	—	0.19

Net Income per Common Share - Diluted	$0.70	$0.91

Dividends per Common Share	$0.28	$0.27

Average Common Shares Outstanding - Basic (thousands)	62,263	62,131

Average Common Shares Outstanding - Diluted (thousands)	62,689	62,432

Note: Certain per share amounts may not accurately add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/04	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$126	$128
Current investments (Note 1)	82	52
Trade receivables, net	420	417
Inventories	116	122
Deferred income taxes	23	4
Other	14	16

Total current assets	781	739

Equipment Leased to Others, net	160	151
Property, net	216	221
Investments	80	79

Other Assets
Intangible assets:
Goodwill (Note 3)	358	360
Software and other	188	190
Notes receivable, net of discount	108	105
Deferred charges and other assets	43	49

Total other assets	697	704

Assets of Discontinued Operations (Note 4)	100	98

Total Assets	$2,034	$1,992

LIABILITIES
Current Liabilities
Trade accounts payable	$84	$93
Short-term borrowings	11	11
Accrued compensation	83	87
Accrued warranty	19	19
Other	105	103

Total current liabilities	302	313
Long-Term Debt	356	360
Other Long-Term Liabilities	124	124
Deferred Income Taxes	31	7

Liabilities of Discontinued Operations (Note 4)	93	92

Total Liabilities	906	896

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4	4
Additional paid-in capital	63	62
Retained earnings	1,601	1,575
Accumulated other comprehensive income (Note 6)	10	6
Treasury stock	(550)	(551)

Total Shareholders’ Equity	1,128	1,096

Total Liabilities and Shareholders’ Equity	$2,034	$1,992

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	12/31/04	12/31/03
Operating Activities
Net income	$44	$57
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	29	20
Accretion and capitalized interest on financing provided on divestiture	(3)	—
Net capital (gains) losses - Insurance	—	(10)
Provision for deferred income taxes	9	32
Loss on disposal of fixed assets	1	1
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(27)	(144)
Change in insurance items:
Increase in benefit reserves	—	19
Other insurance items, net	—	21
Other, net	25	(18)

Net cash provided by (used in) operating activities	78	(22)

Investing Activities
Capital expenditures and purchase of intangibles	(30)	(20)
Proceeds on sale of business	—	14
Acquisitions of businesses, net of cash acquired	(8)	(68)
Investment purchases and capital calls	(55)	(26)
Proceeds on investment sales/maturities	27	59
Insurance investments:
Purchases	—	(287)
Proceeds on maturities	—	96
Proceeds on sales	—	183

Net cash used in investing activities	(66)	(49)

Financing Activities
Payment of cash dividends	(18)	(17)
Proceeds on exercise of options	3	3
Insurance deposits received	—	76
Insurance benefits paid	—	(71)

Net cash used in financing activities	(15)	(9)

Effect of exchange rate changes on cash	1	1

Total Cash Flows	(2)	(79)

Cash and Cash Equivalents:
At beginning of period	128	155

At end of period	$126	$76

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand”, the “Company”, “we”, “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Prior to July 1, 2004, Forethought Financial Services (“Forethought”) was our third operating company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

We completed the divestitures of the piped-medical gas and infant care businesses of Hill-Rom and of Forethought in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 4 below. These operations are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income and net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows up to the disposal date and consistent with previous periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the reclassification of Forethought to results from discontinued operations in the prior year first quarter.

Revision in the Classification of Certain Securities

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as current investments in a separate line item on our Condensed Consolidated Balance Sheet as of September 30, 2004. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended December 31, 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

As of September 30, 2003, $33 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

For the fiscal years ended September 30, 2004 and 2003 and for the ten months ended September 30, 2002, net cash provided by (used in) investing activities related to these current investments of $(19) million, $170 million and $2 million, respectively, were included in cash and cash equivalents in our Consolidated Statements of Cash Flows.

Current Investments

At December 31, 2004 and September 30, 2004, we held $82 million and $52 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income.

Investments

We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income in the Condensed Consolidated Statements of Income. Other minority investments are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for the periods covered in this report. The fair value of stock option grants are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted in fiscal year 2005 are valued with the Binomial option-pricing model for pro forma expense purposes only. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

The weighted average fair value of options granted in the first quarter of fiscal 2005 was $10.42 under the Binomial model using the following assumptions: (i) risk-free interest rates of 2.64-4.09 percent; (ii) expected dividend yields of 1.70-2.02 percent; (iii) expected volatility factors of 0.2023-0.2592; (iv) exercise factor of 39 percent; and (v) post-vesting termination rate of 30 percent.

	Quarterly Period Ended
	12/31/04	12/31/03

Net income, as reported	$44	$57
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1	1
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2)	(2)

Pro forma net income	$43	$56

Earnings per share:
Basic - as reported	$0.70	$0.91
Basic - pro forma	$0.69	$0.89

Diluted - as reported	$0.70	$0.91
Diluted - pro forma	$0.68	$0.89

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and thus will become effective for us in the fourth quarter of fiscal 2005. We are currently evaluating the adoption methods available and the impact of this pronouncement to our consolidated financial statements and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring these items to be recognized as current-period charges. Additionally, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of SFAS No. 151 is required for fiscal years beginning after June 15, 2005, and thus will become effective for us in fiscal 2006. We are currently evaluating the impact to our consolidated financial statements and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Assets”. SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements or results of operations.

At the November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 - 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by The American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. It is not anticipated that we will benefit from this provision of the Act.

2.	Supplementary Balance Sheet Information

     The following information pertains to assets and consolidated shareholders’ equity:

	12/31/04	9/30/04
Allowance for possible losses and discounts on trade receivables	$32	$31

Inventories:
Finished products	$82	$88
Work in process	10	10
Raw materials	24	24

Total inventory	$116	$122

Accumulated depreciation of equipment leased to others and property	$658	$632

Accumulated amortization of other intangible assets	$142	$137

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	62,028,330	61,960,392

Treasury shares outstanding	18,295,582	18,363,520

3.	Acquisitions

During fiscal 2004, Hill-Rom completed the acquisitions of Advanced Respiratory, Inc. (“ARI”), Mediq, Incorporated (“Mediq”) and NaviCare Systems, Inc. (“NaviCare”). The results of these businesses have been included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

On October 17, 2003, Hill-Rom acquired ARI, a manufacturer and distributor of non-invasive airway clearance products and systems, for approximately $103 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. This purchase price included a first quarter 2005 payment of $8 million resulting from net revenues achieved in fiscal 2004. An additional deferred payment of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004. An additional contingent payment, which could also be payable by the end of calendar 2005, is dependent upon ARI achieving certain net revenue targets over the next year. Any such contingent payment will increase goodwill associated with the acquisition.

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $329 million, plus an additional $6 million of acquisition costs incurred in relation to the transaction. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at December 31, 2004, related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price outlined below. Final resolution of the remaining amount in escrow is expected in fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14 million, including deferred payments of approximately $2 million, all of which has been paid as of January 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their dates of acquisition. During the first quarter of fiscal 2005, we reduced goodwill by approximately $2 million to reflect the true-up of deferred taxes for opening balance sheet adjustments on ARI and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first quarter of 2005. The purchase prices remain subject to adjustment for the contingent payments outlined above; thus, the allocation of the purchase prices is subject to refinement.

	ARI	Mediq	NaviCare

Current assets	$25	$44	$2
Property, plant and equipment	6	99	—
Intangible assets	9	69	4
Goodwill	72	197	10
Other long-term assets	2	1	1

Total assets acquired	114	410	17
Current liabilities	(5)	(37)	(2)
Long-term liabilities	(4)	(38)	(1)

Total liabilities assumed	(9)	(75)	(3)

Net assets acquired	$105	$335	$14

4.	Discontinued Operations

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $323 million, which included a $28 million adjustment for the book value at closing and the value of the partnership assets transferred to us. This consideration excluded a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million. An additional cash payment of approximately $6 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected to occur in the last half of fiscal 2005.

In October 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments.

In August 2004, Hill-Rom completed the sale of its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $31 million.

These businesses have been treated as discontinued operations for all periods presented within the Condensed Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating results for the discontinued operations were as follows for the quarters ended December 31, 2004 and 2003:

	Quarterly Period Ended
	12/31/04	12/31/03

Investment income	$1	$43
Earned revenue	—	54
Net capital gains	—	9
Other revenues	—	20

Net revenues from discontinued operations	$1	$126
Benefits paid	—	22
Credited interest	—	44
Other costs of revenue	—	29
Other operating expenses	1	12

Pre-tax income from discontinued operations	—	19
Income tax expense	—	7

Income from discontinued operations	$—	$12

The assets and liabilities of Forethought Federal Savings Bank are included in the assets and liabilities of discontinued operations, which are presented as separate line items within the Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004. Components of assets and liabilities of discontinued operations were as follows:

	12/31/04	9/30/04

Investments	$99	$97
Other assets	1	1

Assets of discontinued operations	$100	98

Liabilities	93	92

Net assets of discontinued operations	$7	$6

5.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted-average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 902,444 for the three months ended December 31, 2004 and 404,433 for the three months ended December 31, 2003. Cumulative treasury stock acquired, less cumulative shares reissued, has been excluded in determining the average number of shares outstanding.

Earnings per share are calculated as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
Net income (in thousands)	$43,650	$56,584

Average shares outstanding - Basic (thousands)	62,263	62,131
Average shares outstanding - Diluted (thousands)	62,689	62,432

Income per common share from continuing operations - Basic	$0.70	$0.72
Income per common share from discontinued operations - Basic	—	0.19

Net income per common share - Basic	$0.70	$0.91

Income per common share from continuing operations - Diluted	$0.69	$0.72
Income per common share from discontinued operations - Diluted	—	0.19

Net income per common share - Diluted	$0.70	$0.91

     Note: Certain per share amounts may not accurately add due to rounding.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
Net income	$44	$57

Net change in unrealized loss on available-for-sale securities, net-of-tax	—	(17)

Foreign currency translation adjustment	4	5

Comprehensive income	$48	$45

The composition of accumulated other comprehensive income at December 31, 2004 and September 30, 2004 was the cumulative adjustment for unrealized gains on available-for-sale securities of $10 million for each period, foreign currency translation adjustments of $2 and ($2) million, respectively, and a minimum pension liability adjustment of ($2) million for each period.

7.	Retirement Plans

Hillenbrand and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We also sponsor nonqualified, unfunded defined benefit pension plans for certain members of management.

The components of net pension expense for defined benefit retirement plans in the United States for the quarterly periods ended December 31, 2004 and 2003 were as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
Service cost	$3	$3
Interest cost	5	4
Expected return on plan assets	(5)	(4)

Net periodic benefit cost	$3	$3

As of December 31, 2004 we have made contributions of approximately $1 million to our defined benefit pension plans during fiscal 2005. We presently anticipate contributing an additional $7 million during fiscal year 2005 to fund our pension plans, for a total contribution of $8 million.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $4 million and $3 million for the three-month periods ended December 31, 2004 and 2003, respectively. We expect to contribute an additional $10 million to the plans during the remainder of fiscal year 2005 for a total of $14 million. The nonqualified plans are unfunded and carried a liability of less than $1 million at December 31, 2004 and September 30, 2004.

8.	Guarantees

Limited warranties are routinely granted on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods. A reserve is recognized with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
Balance at beginning of period	$19	$21

Provision for warranties during the period	4	3

Warranty reserves acquired	—	2

Warranty claims during the period	(4)	(5)

Balance at end of period	$19	$21

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

On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed an antitrust suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina, as described in the Annual Report on Form 10-K for the period ended September 30, 2004. The trial is anticipated to occur on or after September 26, 2005. The hearing on class certification is anticipated to occur by mid to late March or April 2005.

On December 30, 2004, Plaintiff filed its Motion for Leave to File a Second Amended Complaint, which has not yet been ruled on by the Court, seeking to extend the period for which it seeks damages, from 1990 through the present, and add a new allegation of monopoly maintenance of an alleged standard hospital bed market. Plaintiff is also seeking to broaden the proposed class definition to include all purchasers of Hill-Rom® standard and/or specialty hospital beds and/or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage of specialty beds from Hill-Rom. We are vigorously opposing Plaintiff’s motion on various grounds, including the significant passage of time since the deadline for amending pleadings.

10.	Special Charges

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7 million, associated with severance and benefit-related costs. As of December 31, 2004, approximately 140 positions have been eliminated with a small number of the original list of terminees being transferred to other positions. As of this same date, there was approximately $5 million remaining in the reserve, after cash payments of $2 million during the quarter ended December 31, 2004. All obligations associated with this action, which is expected to be completed in fiscal 2005, will be settled in cash. Upon completion, this action is expected to reduce operating costs by approximately $16 million annually.

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its businesses. As a result of this action, Hill-Rom announced it expected to eliminate approximately 300 salaried positions globally. Hill-Rom also announced it expected to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. During fiscal 2004, approximately $1 million of the originally recorded reserve was reversed. As of December 31, 2004 this action was complete. In excess of 280 salaried positions were eliminated under the action, with over 60 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. In addition, approximately 90 new positions were hired under the new business structure.

11.	Income Taxes

The effective income tax rate for the first quarter of 2005 was 37.0 percent compared to 35.7 percent for the first quarter of 2004. The higher rate in 2005 is due primarily to an increase in the valuation allowance for continued losses in France. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets. Therefore a full valuation allowance has been established. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

12.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the business.

With the continued evolution of the prior year realignment of the Hill-Rom business structure, changes were adopted in fiscal 2004 and 2005 in terms of the way in which management views the business, including reporting to our executive management team. With these changes, in fiscal 2004 the prior Hill-Rom reporting segment was split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Divisional income under this approach was defined as the division’s gross profit less their direct operating costs. This measure excluded a number of functional costs which were managed on an overall Hill-Rom basis, including finance, information technology, human resources, legal and regulatory and strategy. In fiscal 2005, a change was made to the definition of divisional income. Beginning in the first quarter of 2005, divisional income now includes functional costs previously excluded from the measure. Functional costs directly related to a specific division are now borne directly by such division based on the Hill-Rom annual plan. For functional costs not directly tied to a specific division, the costs have been allocated to the respective divisions on the basis of various allocation methodologies, also based on the Hill-Rom annual plan. Management now evaluates divisional performance on this new basis. Segment data for 2004 has been restated to conform with this new presentation.

Intersegment sales between the Americas/Asia Pacific and EMEA are generally accounted for at current market value or cost plus markup. Eliminations, net of allocations, while not considered a segment, will be presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information.

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

Financial information regarding our reportable segments is presented below:

			Eliminations,			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended December 31, 2004

Net revenues	$268	$48	$—	$316	$159	$—	$475
Intersegment revenues	$5	$2	$(7)	$—
Divisional income	$41	$(3)	$(3)	$35
Income (loss) from continuing operations before income taxes				$36	$40	$(7)	$69
Income tax expense							$(25)

Income from continuing operations							$44
Loss from discontinued operations (a)							$—

Net income							$44

Quarterly Period Ended December 31, 2003

Net revenues	$207	$51	$—	$258	$164	$—	$422
Intersegment revenues	$12	$—	$(12)	$—
Divisional income	$50	$(3)	$(5)	$42
Income (loss) from continuing operations before income taxes				$41	$46	$(17)	$70
Income tax expense							$(25)

Income from continuing operations							$45
Income from discontinued operations (a)							$12

Net income							$57

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended September 30, 2004.

Overview

Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries.

Hill-Rom is a leader in the worldwide health care community. Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.

Batesville Casket Company is a leader in the North American death care industry through the sale of funeral services products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing and other personalization and memorialization products.

In the most recent Form 10-K, we outlined our overall strategic plan and commitment to create value for shareholders, customers, suppliers and employees. Primary components of that plan related to increased customer focus, new product introductions, growth through selective acquisitions and cost and waste reductions. While there have been no material changes to this plan and commitment, progress has been made during the first quarter of fiscal 2005 with respect to various of our strategic initiatives. Hill-Rom has made substantial progress towards its objectives of increasing the number of sales representatives by approximately 50 and has recently modified its call center routing protocols to improve customer responsiveness. Batesville has increased its customer focus by selectively increasing service and delivery levels to customers, increasing executive management’s interaction with customers and growing its customer visitation program. Additionally, in January 2005, Batesville Casket successfully launched the first of two new “Batesville Honoring Lives Tour Centers”. This mobile showroom will tour the country in an effort to bring the Batesville experience to the customer, create excitement around our new products, increase customer interaction and intimacy and grow the independent funeral home portion of our business. The second mobile showroom is planned for deployment in March 2005.

During the first quarter of fiscal 2005, Hill-Rom experienced strong sales of its VersaCare™ bed platform, as well as in the architectural products, communications and service parts product lines. In the first quarter of 2005, VersaCare™/Advanta™ orders increased 5 percent over the first quarter of fiscal 2004. In addition, sales of communications products more than doubled over the prior fiscal year first quarter.

The VersaCare™ bed platform design architecture has also been opened with license agreements established with several mattress manufacturers, including BG North America, a division of Encompass Group LLC, and Span-America Medical Systems, Inc., allowing surfaces manufactured by these companies to be used on the VersaCare™ platform. The opening of the architecture will allow customers a greater choice of surface options to best meet patient therapeutic needs. In addition, in January 2005 we introduced a new non-powered air surface for the VersaCare™ bed platform.

Within the Hill-Rom rental segment, lower rental volumes reflected in part the slower pneumonia and influenza season as compared to 2004. Additionally, we have seen a reduction in referral volumes on The VestTM (formerly ARI), which will slow growth rates in future periods versus the rapid growth seen in 2004 following The VestTM’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis.

In the funeral services products industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of lower age-adjusted mortality rates, lower overall deaths and a continued gradual increase in the rate of cremations. The lower number of deaths appears to be a function of historic birth trends. There was a relatively low number of births that occurred during the late 1920’s and early 1930’s, which correspond generally to a relatively low number of deaths at this point in time as individuals born in the late 1920’s and early 1930’s reach their mortality age. Accordingly, we would anticipate that the overall number of deaths will be relatively flat or at lower levels for at least the next several years, after which we anticipate a fairly dramatic increase in the number of deaths, as the “baby-boomers” near the end of their average life expectancy. The popularity of cremations continues to grow at a rate of approximately one percentage point each year, now estimated to be slightly more than one-third of total deaths in North America. During the first quarter of 2005, the otherwise gradual and steady decline of demand for burial caskets in North America was further exacerbated by a slower pneumonia and influenza season when compared to the same period in 2004, when an early flu season positively impacted the death care business. Preliminary data from the Center for Disease Control (CDC) indicates that total deaths in the first quarter of fiscal 2005 are estimated to be 60,000 fewer than the prior year comparable period.

Current trending patterns and analysis seem to indicate that we may be experiencing a pneumonia and influenza season resembling fiscal 2003. If so, deaths may not increase until the latter part of the second fiscal quarter, if at all, and any increase will probably not be at the levels seen in prior years.

Despite the low number of deaths, the revenues of Batesville have been positively impacted by the Dimensions by Batesville® product line of oversized caskets that was successfully introduced and launched at the National Funeral Directors Association (“NFDA”) convention in October, along with increased sales from the veneer product line as customer acceptance continues to grow. Batesville anticipates these trends will continue during the remainder of the 2005 fiscal year and will introduce additional new products aimed at growing its business in both the burial and cremation markets.

We are also committed to growth through selective health care acquisitions. During fiscal 2004, we completed the acquisitions of ARI, Mediq and NaviCare. During 2005 we plan to complete the integration of the acquisitions made in 2004. The integrations of ARI and NaviCare are essentially complete. The integration of Mediq is ahead of plan, with the completed consolidation of 70 service centers, or 85 percent. The integration of Mediq’s information technology platform is included in the final phase of the Enterprise Resource Planning implementation at Hill-Rom, which is expected to occur in calendar 2005.

We continue to experience significant increased cost pressure with respect to steel, red metals, solid wood, plastic and fuel that negatively impacted our financial results during the 2004 fiscal year, the 2005 fiscal first quarter and are anticipated to continue during the remainder of fiscal 2005. We have responded by increasing prices where appropriate, implementing cost control actions and initiating work force and other realignment activities, to better align our overall cost structure.

In this regard, we announced a restructuring in the fourth fiscal quarter of 2004, resulting in a charge of $7 million intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. These actions should reduce operating costs by approximately $16 million annually once the action is fully completed toward the end of our 2005 fiscal year. (See Note 10 to the Condensed Consolidated Financial Statements for more information.)

In January 2005, we completed the successful negotiation of the collective bargaining agreement with the United Steelworkers of America (“USWA”) at Hill-Rom which covered approximately 800 employees at its facilities located in Batesville, Indiana. We have three additional collective bargaining agreements in the United States that will expire during the next twelve months. The effects on our business of any work stoppage associated with a failure to reach a new agreement with the union depend on a variety of factors, including the length of, and number of employees participating in, the work stoppage. Although we have contingency plans designed to minimize the impact of any potential work stoppage and we do not believe that any such work stoppage would have a material adverse effect on our business, financial condition or results of operations, we cannot provide any assurance that a work stoppage would not have such an effect.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.

Consolidated Revenues

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003	% Change

Revenues:
Health Care sales	$196	$165	18.8
Health Care rentals	120	93	29.0
Funeral Services sales	159	164	(3.0)

Total Revenues	$475	$422	12.6

Consolidated revenues for the first quarter of 2005 increased $53 million, or 12.6 percent, compared to the first quarter of 2004. Health Care sales revenues increased $31 million driven by increased volumes from the 2004 new product introductions, which were only partially offset by unfavorable pricing of $5 million for the quarter. The increase in consolidated revenue also related to the January 2004 acquisition of Mediq, which increased Health Care rental revenues approximately $29 million in the first quarter. Funeral Services sales decreased $5 million from the prior year, as an estimated 9 percent drop in deaths resulting from an early fiscal 2004 flu season that was not repeated in fiscal 2005 reduced burial casket volume for the first quarter.

Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$88	44.9	$79	47.9
Health Care rentals	48	40.0	50	53.8
Funeral Services sales	84	52.8	90	54.9

Total Gross Profit	$220	46.3	$219	51.9

Consolidated gross profit for the first quarter of 2005 increased $1 million, or 0.5 percent, from the prior year quarter. Health Care sales gross profit increased $9 million due to the higher reported revenues, but margins as a percent of revenues declined due in large part to lower pricing, primarily on older product lines, including Advanta™, higher material costs and unfavorable mix in terms of products sold during the quarter. The decrease in Health Care rental gross profit, despite the acquisition of Mediq that increased gross profit by approximately $7 million, was due to a volume decline in the core Americas/Asia Pacific business of nearly $9 million. This rental decline is attributed to the lack of a current quarter repeat of the prior year’s early flu season, lower pricing and continuing integration costs. Health Care rental gross profit as a percentage of revenues decreased to 40.0 percent in the first quarter due to the lower margin rates of the acquired Mediq® product lines, lower pricing and the impacts of integration activities. Funeral Services gross profit decreased $6 million driven by lower volumes, higher material costs associated with rising prices of steel, other metals, plastic and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins, increased fixed manufacturing costs associated with plant expansion and general salary and benefit inflation.

Other

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003	% Change

Other operating expenses	$154	$146	5.5
Percent of Total Revenues	32.4%	34.6%

Interest expense	$(4)	$(3)	33.3
Investment income	7	1	600.0
Other	—	(1)	(100.0)

Other income/(expense), net	$3	$(3)	(200.0)

Other operating expenses increased $8 million for the three months ended December 31, 2004 from the comparable prior year period. The overall higher expense levels were partially due to the January 2004 acquisitions of Mediq and NaviCare, which added operating expenses of approximately $6 million for the three-month period, increased legal and professional fees of $2 million and salary and benefit inflation. These increases were partially offset by $4 million of lower incentive compensation expense for the three-month period of 2005 versus the prior year’s first quarter. Additional operating expense savings were realized from the restructuring at Hill-Rom in the fourth quarter of fiscal 2004, although we have not yet achieved the full amount of such savings on a quarterly basis as all positions have yet to be eliminated.

Interest expense increased $1 million compared to the first quarter of 2004 due to additional borrowing facilities, partially offset by the lower average interest rates following the repurchase of higher coupon debt. Investment income for the quarter increased $6 million in 2005 compared to the comparable period in 2004 due to interest accrued and discount accretion on the seller financing and equity instruments related to the divestiture of Forethought and the performance of the retained limited partnership investments.

The effective income tax rate for the first quarter of 2005 was 37.0 percent compared to 35.7 percent for the first quarter of 2004. The higher rate in 2005 is due primarily to an increase in the valuation allowance for continued losses in France. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets. Therefore a full valuation allowance has been established.

Income from continuing operations decreased $1 million to $44 million in the first quarter of 2005, compared to $45 million in the prior year quarter. This equates to diluted earnings per share of $0.69 for the three-month period of 2005, compared to $0.72 per share for the comparable period of 2004.

Income from discontinued operations decreased $12 million in the three-month period. The three-months ended December 31, 2003 included $2 million related to the divested Hill-Rom piped-medical gas and infant care businesses and $10 million of income from operations at Forethought. By 2005, the three businesses had been fully divested. As of December 31, 2004, the remaining assets and liabilities in discontinued operations included Forethought Federal Savings Bank, whose income was less than $1 million.

Operating Company Results of Operations

Health Care

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003	% Change

Revenues:
Health Care sales	$196	$165	18.8
Health Care rentals	$120	$93	29.0

Cost of revenues:
Health Care sales	$108	$86	25.6
Health Care rentals	$72	$43	67.4

Gross profit:
Health Care sales	$88	$79	11.4
Percent of revenues	44.9%	47.9%
Health Care rentals	$48	$50	(4.0)
Percent of revenues	40.0%	53.8%

Health Care Sales

Health Care sales increased $31 million, or 18.8 percent, in the first quarter of 2005 compared to the first quarter of 2004. The Americas/Asia Pacific segment experienced an increase of $33 million due to higher volumes and new product introductions. Capital revenues from Mediq and NaviCare of $4 million were also recognized in the quarter. Partially offsetting this increase was a $2 million decline in revenues from EMEA due to lower volumes, despite a favorable foreign exchange impact of $3 million. Also offsetting the increase in revenues was lower pricing of $5 million, primarily on older product lines, including Advanta™.

The improved volumes in our Americas/Asia Pacific business were due to sales of the VersaCare™ bed platform, which was introduced in the second quarter of fiscal 2004 to replace our largest selling Advanta™ platform with a more feature-rich product. Additionally, improved Health Care sales were also achieved in architectural products, communications and service parts and contracts. This was partially offset by lower Advanta™ volumes related to its discontinuance and internal mix shift driven primarily by lower TotalCare® volumes, partially attributable to cannibalization by VersaCare™.

Gross profit for Health Care sales increased $9 million, or 11.4 percent, in the quarter ended December 31, 2004, compared to the corresponding prior year quarter, which is attributable to higher revenues on increased volume. As a percentage of sales, gross profit was 44.9 percent in the first quarter of 2005, compared to 47.9 percent in the first quarter of 2004. Current year margin rates were negatively impacted by lower price realization, primarily on older product lines, of approximately $5 million for the latest three-month period, $2.5 million of new product transition costs, higher material costs resulting from steel surcharges and unfavorable product mix.

Health Care Rentals

Health Care rental revenue increased $27 million for the three-month period ended December 31, 2004. The overall increase in rental revenue was attributable to the Mediq acquisition made in January of 2004. Mediq contributed $29 million of rental revenues to the first quarter of 2005 and was not included in the prior year consolidated results. The rental business, excluding the impact of acquisitions, was down approximately $3 million compared to the prior year period due to lower pricing, unfavorable mix and lower volumes. The unfavorable mix resulted from a shift in market preference toward lower priced units. The decline in volumes in North America was due in part to the lack of an early flu season experienced in the prior year. Additionally, we have also experienced product fulfillment issues, primarily in our Movable Medical Equipment (MME). Recent changes in call routing protocols and staffing changes are expected to correct these issues. For the three-month period, European revenues were essentially flat driven up by the favorable effect of exchange rates of approximately $1 million. Additionally, we have seen a reduction in referral volumes on The VestTM (formerly ARI), which will slow growth rates in future periods versus the rapid growth seen in 2004 following The VestTM ’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis.

Health Care rental gross profit decreased $2 million in the first quarter of 2005 compared to the prior year period. As a percentage of sales, gross profit was 40.0 percent compared to 53.8 percent in the first quarter of 2004. The decrease in gross profit dollars was due to a decline in the core Americas/Asia Pacific business of nearly $9 million, which was largely offset by the additional $7 million of gross profit provided by the acquisition of Mediq. Gross profit dollars decreased in the first quarter of 2005, resulting from lower volumes, lower pricing on certain items and the fixed nature of field sales and service costs. As a percentage of revenues, gross margin rates decreased for the same reasons above, the lower margin rates of the acquired Mediq® product lines and the product fulfillment issues previously outlined. European margins declined approximately 7 percent as a percentage of revenue due to higher rental depreciation and field service and sales costs on lower volumes.

Funeral Services

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003	% Change

Funeral Services:
Revenues	$159	$164	(3.0)

Cost of revenues	$75	$74	1.4

Gross profit	$84	$90	(6.7)
Percent of revenues	52.8%	54.9%

Funeral Services products revenue in the first quarter of 2005 decreased $5 million, or 3.0 percent from that reported in the prior year comparable period. The lower revenue was attributable to $15 million in lower burial casket volume experienced in virtually all product lines, geographies and customer segments, along with a slightly unfavorable mix within product lines of approximately $1 million. We believe the decline in burial volume is primarily attributable to a soft market due to lower death rates as indicated by preliminary CDC death estimates, the continued gradual estimated increase in cremations and the absence of an early flu season in 2005 compared to 2004 when the flu season spiked in December and January. These decreases were partially offset by favorable price realization (that is, net revenues after discounts) of approximately $10 million, along with increased revenues of approximately $1 million resulting from favorable volume in Options cremations products and other miscellaneous product accessories.

Funeral Services products gross profit decreased $6 million, or 6.7 percent, in the first quarter of 2005 compared to the same period of the prior year. As a percentage of sales, gross profit was 52.8 percent in 2005 compared to 54.9 percent in 2004. The primary driver of the reduced three-month gross profit was the lower burial unit volume. Additionally, gross profit, both dollars and as a percent of sales, has been unfavorably impacted by higher raw material costs for steel, other metals, plastic and solid woods, an overall slightly unfavorable product mix shift, increased fixed manufacturing costs associated with expanding manufacturing capabilities at one of our plants and general salary and benefit inflation. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products. Offsetting these unfavorable items were the higher volumes from cremation and miscellaneous products along with improved net price realization.

Gross profit percentages are exclusive of distribution costs of $21 million, or approximately 13.2 percent of revenues, in the first quarter of 2005, which were down from $22 million, or 13.4 percent of revenues, in the prior year period, primarily as a result of lower volumes and various cost reductions, somewhat offset by higher fuel costs. Such costs are included in other operating expenses for all periods.

Liquidity and Capital Resources

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003

Cash Flows Provided By (Used In):
Operating activities	$78	$(22)
Investing activities	(66)	(49)
Financing activities	(15)	(9)
Effect of exchange rate changes on cash	1	1

Decrease in Cash and Cash Equivalents	$(2)	$(79)

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

Operating Activities

For the three-month period ended December 31, 2004, net cash provided by operating activities totaled $78 million compared to net cash used in operating activities of $22 million for the three months ended December 31, 2003. The increase in operating cash flow was heavily influenced by the timing of the second payment in December 2003 of $75 million ($47 million net-of-tax) made to Kinetic Concepts, Inc. (KCI) under the antitrust litigation settlement reached in 2002.

Depreciation and amortization increased to $29 million in the first quarter of 2005 from $20 million in the 2004 comparable period. The increase in the current year depreciation and amortization resulted primarily from the acquisitions of ARI, Mediq and NaviCare during 2004.

Changes in working capital decreased cash from operations for both periods, although to a lesser extent in 2005. In the first quarter of 2005, trade accounts payable declined from the prior year-end as a result of normal repayments of traditionally higher fiscal year-end payables. Other reductions in operating cash flow resulted from the increase in consolidated deferred income taxes and the increase in accounts receivables resulting from higher sales in December. Partially offsetting these declines in cash from operations was the improved management, and corresponding reduction, of inventory levels from year-end. In 2004, the decrease in working capital was even more significant. The KCI antitrust litigation payment referred to above was the primary driver of the decline, as well as the payout of incentive compensation. Accounts payable declined due to the same reason mentioned above and lower receipts of production inventory at the end of December. Accounts receivable performance deteriorated in the prior year quarter as overall days revenues outstanding increased nearly 5 days.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2004 totaled $66 million compared to $49 million for the three months ended December 31, 2003. Capital expenditures increased $10 million between the comparable quarters related primarily to the replacement of therapy units in the rental fleet. Capital expenditures increased to $28 million from $16 million within Hill-Rom for the first quarter of 2005 and 2004, respectively. Batesville Casket’s capital expenditures were flat at $2 million over the same periods, while first quarter

2004 capital expenditures also included $1 million at Forethought and $1 million at Corporate. Fiscal year 2005 capital expenditures are expected to approximate $140 million.

The first fiscal quarter 2005 investment activity included $55 million of purchases and capital calls and $27 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $54 million classified as purchases and $24 million of the sales for the first quarter of 2005, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first quarter of 2004, current investment purchases were $26 million with sales of $59 million. Auction rate bonds are long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals (i.e 7-35 day re-pricing), and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.

On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $103 million, plus an additional $2 million of acquisition costs incurred in relation to the transaction. Based on net revenues achieved in fiscal 2004, an additional purchase price of $8 million was paid in the first quarter of 2005. Additional payments, including contingent payments, if any, will be payable no later than the end of calendar 2005.

The divestiture of the piped-medical gas business was completed in October 2003 with the receipt of gross proceeds of approximately $13 million.

We received total cash of approximately $5 million in the acquisition of ARI during the first quarter of 2004, which was reflected as a decrease in the acquisition price on the Condensed Consolidated Statements of Cash Flows.

Financing Activities

Net cash used in financing activities totaled $15 million for the three months ended December 31, 2004 compared to $9 million for the three months ended December 31, 2003. The increase in cash used in financing activities in 2005 compared to 2004 related primarily to Forethought activities no longer providing cash in the 2005 cash flow.

Cash dividends paid were $18 million in the first quarter of 2005 compared to $17 million in the same quarter of 2004. Quarterly cash dividends per share were $0.28 in 2005 and $0.27 in 2004.

Our long-term debt-to-capital ratio was 24.0 percent at December 31, 2004 compared to 12.4 percent at December 31, 2003. This increase was primarily due to a $250 million debt issuance, partially offset by the $47 million repurchase of our debt, both occurring during the third quarter of fiscal 2004.

Other Liquidity Matters

As of December 31, 2004, cash and cash equivalents had decreased $2 million to $126 million from $128 million at September 30, 2004.

On July 28, 2004, we replaced our previously existing senior credit facilities with a $400 million five-year senior revolving credit facility.

As of December 31, 2004, we: (i) had $17 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facilities, and (iii) had complete access to the remaining $383 million of borrowing capacity available under that facility.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of December 31, 2004, we had $15 million of outstanding, undrawn letters of credit under these facilities.

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

We currently have Board of Directors’ approval to repurchase up to 24,289,067 shares of our common stock in the open market and through private transactions. During the first quarter of 2005, we did not repurchase any shares in the open market. As of December 31, 2004, we had 2,840,000 of authorized shares remaining for repurchase. In January 2005, we repurchased shares and may consider additional repurchases if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our five-year credit facility, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, in connection with the Spartanburg antitrust litigation, if a class is certified and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our financial condition and liquidity.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

There have been no material changes in accounting policies from those outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and thus will become effective for us in the fourth quarter of fiscal 2005. We are currently evaluating the adoption methods available and the impact of this pronouncement to our consolidated financial statements and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring these items be recognized as current-period charges. Additionally, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of SFAS No. 151 is required for fiscal years beginning after June 15, 2005, and thus will become effective for us in fiscal 2006. We are currently evaluating the impact to our consolidated financial statements and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Assets”. SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements or results of operations.

At the November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 - 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by The American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

The Act also created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. It is not anticipated that we will benefit from this provision of the Act.

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors - many of which are beyond our control - that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to our medical device products could expose us to enforcement actions or other adverse consequences.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors. The introduction of new products may cause customers to defer purchases of existing products, which could have an adverse effect on sales.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations.

•	Increased prices for or unavailability of raw materials or finished goods used in our products could adversely affect profitability or revenues.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

•	Implementation of our Enterprise Resource Planning system could cause us to make unplanned expenditures or could cause disruptions in our business. A significant implementation is scheduled for calendar 2005 at Hill-Rom.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

•	Our funeral services business is facing increasing competition from a number of non-traditional sources, including internet casket retailers, large retail discount stores, and caskets manufactured abroad and imported into North America.

•	We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry.

•	Our success depends on our ability to retain our executive officers and other key personnel.

•	A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

•	Volatility of our investment portfolio could negatively impact earnings.

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

In the third quarter of fiscal 2004, we entered into interest rate swap agreements to effectively convert $200 million of our fixed rate long-term debt to variable rates. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of December 31, 2004, the interest rate swap contracts reflected a cumulative gain of approximately $4 million.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving the Company, see Note 9 to the financial statements included elsewhere in this report.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

We did not repurchase any of our shares in the first quarter of fiscal 2005.

Item 5.	OTHER INFORMATION

Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has recently notified the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) that certain non-audit work performed by it in China is potentially violative of the SEC independence rules on scope of service.

PwC performed local individual and corporate tax return preparation services for certain employees of the Company in China. In conjunction with these services, PwC’s affiliated firm in China took custody of funds intended to satisfy the employees and corporate tax obligations and remitted payment of those funds to the local taxing authorities on behalf of the employees and the Company. As a result PwC had custody of funds that may have belonged to the Company, which is not permitted under SEC auditor independence rules. The payment aspect of the tax return preparation services were discontinued in 2004. The fees paid to PwC for these tax services in China during 2001 through 2004 were approximately $17,100 in the aggregate, of which the estimated amounts attributable to tax payment aspects of services was no more than 5 percent in any one year.

Based upon PwC’s disclosure, the Company evaluated PwC’s non-audit services provided to the Company during the relevant time periods and did not identify any additional non-audit services that may compromise PwC’s independence for purposes herein. The Company and PwC regularly evaluate and review processes relevant to the maintenance of PwC’s independence.

PwC has concluded that its objectivity and impartiality were unaffected by these services and therefore its independence has not been impaired. This conclusion is based upon the nature of services, the size of the fees associated therewith, the fact that none of its personnel who were involved in providing these tax services performed any audit or audit-related services for the Company and that those professionals who did conduct the audit were unaware of the payment aspect of the tax services. The Audit Committee has discussed with PwC its independence from the Company and concurred with PwC that its independence was not impaired by the provision of these services.

As disclosed in our Proxy Statement for our 2005 annual meeting of shareholders, the three major components of our executive officer compensation are: (i) base salary, (ii) variable cash incentive awards under our Short Term Incentive Compensation Program and (iii) long-term, equity-based incentive awards. Short-term financial performance objectives are established annually by the Compensation and Management Development Committee of the Board of Directors at levels, which generally represent significant improvement over prior years’ results, measured primarily, for fiscal 2005, in terms of revenue and profit growth. Specifically, the Compensation and Management Development Committee has determined that the criteria for our Chief Executive Officer are revenue growth, net income growth, profitability of our European operations, and customer satisfaction. The criteria for other participants who are employed by our holding company are revenue growth and net income growth. The criteria for participants who are employed by Batesville Casket and Hill-Rom are growth in revenue and income before taxes for Batesville Casket or Hill-Rom, as applicable.

The compensation payable to non-employee members of Hillenbrand’s Board of Directors, as set forth in the Company’s Corporate Governance Standards for Board of Directors, includes an annual award of 1,800 restricted stock units (otherwise known as deferred stock awards), or 3,500 restricted stock units in the case of the Chairman of the Board, under the Company’s Stock Incentive Plan. The annual restricted stock unit awards granted to non employee directors effective February 11, 2005 were made pursuant to a form of Director Stock Award that includes certain changes from the form of Director Stock Awards used in prior years and previously filed by the Company with the SEC. Specifically, the Director Stock Award has been revised to provide for the vesting and delivery of common stock of the Company subject to an award at the later of one year and one day from the effective date of the award or within 75 days of the date when the director ceases to serve on the Board of Directors. Additionally, under the revised form a deferral of any award must be made at least 366 days before a delivery date, and the deferral must be for at least five years from the delivery date. The form of Director Stock Award was revised to comply with The American Jobs Creation Act of 2004 regarding changes to the tax rules for nonqualified deferred compensation effective December 31, 2004. The revised form is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

A.	Exhibits

	Exhibit 10.1	Form of Director Stock Award granted to non employee directors under the Stock Incentive Plan

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: February 14, 2005	BY:	/S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE: February 14, 2005	BY:	/S/ Gregory N. Miller

Gregory N. Miller
Vice President - Controller and
Chief Accounting Officer