Form 10-Q
period 2005-03-31
HILLENBRAND INDUSTRIES INC
filed 2005-05-10
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005	Commission File No. 1-6651

HILLENBRAND INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)

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

     Common Stock, without par value – 61,581,914 shares as of April 29, 2005.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Net Revenues
Health Care sales	$197.0	$176.2	$392.9	$341.5
Health Care rentals	121.8	118.9	241.5	211.9
Funeral Services sales	181.9	176.5	341.1	340.3

Total revenues	500.7	471.6	975.5	893.7

Cost of Revenues
Health Care cost of goods sold	107.5	91.3	215.0	177.4
Health Care rental expenses	73.6	64.4	145.9	107.9
Funeral Services cost of goods sold	83.5	76.4	158.2	150.0

Total cost of revenues	264.6	232.1	519.1	435.3

Gross Profit	236.1	239.5	456.4	458.4

Other operating expenses	150.8	138.0	304.7	283.9
Special charges (credits)	(0.1)	—	(0.1)	—

Operating Profit	85.4	101.5	151.8	174.5

Other income (expense), net:
Interest expense	(4.2)	(3.9)	(8.4)	(7.0)
Investment income	5.4	1.3	12.2	2.4
Other	(1.5)	(2.5)	(1.4)	(4.0)

Income from Continuing Operations Before Income Taxes	85.1	96.4	154.2	165.9

Income tax expense (Note 11)	31.5	43.6	57.1	68.4

Income from Continuing Operations	53.6	52.8	97.1	97.5

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes (including loss on impairment of discontinued operations of $0, $129, $0 and $129)	0.6	(116.4)	0.8	(97.8)
Income tax expense (benefit)	0.2	(15.7)	0.3	(9.0)

Income (loss) from discontinued operations	0.4	(100.7)	0.5	(88.8)

Net Income (Loss)	$54.0	$(47.9)	$97.6	$8.7

Income per common share from continuing operations – Basic (Note 5)	$0.87	$0.85	$1.57	$1.57
Income (loss) per common share from discontinued operations – Basic (Note 5)	0.01	(1.62)	0.01	(1.43)

Net Income (Loss) per Common Share – Basic	$0.87	$(0.77)	$1.58	$0.14

Income per common share from continuing operations – Diluted (Note 5)	$0.86	$0.85	$1.56	$1.56
Income (loss) per common share from discontinued operations – Diluted (Note 5)	0.01	(1.61)	0.01	(1.42)

Net Income (Loss) per Common Share – Diluted	$0.87	$(0.76)	$1.56	$0.14

Dividends per Common Share	$0.28	$0.27	$0.56	$0.54

Average Common Shares Outstanding – Basic (thousands)	61,940	62,336	62,010	62,221

Average Common Shares Outstanding – Diluted (thousands)	62,389	62,776	62,442	62,588

Note: Certain per share amounts may not accurately add due to rounding.

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/05	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$102.4	$127.7
Current investments (Note 1)	111.9	52.5
Trade receivables, net	427.5	416.7
Inventories	116.4	121.5
Deferred income taxes	26.4	4.3
Other	22.8	15.5

Total current assets	807.4	738.2

Equipment Leased to Others, net	160.3	150.7
Property, net	212.0	221.5
Investments	82.4	79.5

Other Assets
Intangible assets:
Goodwill (Note 3)	357.5	359.9
Software and other	184.4	190.1
Note receivable, net of discount	110.5	105.2
Deferred charges and other assets	34.8	49.0

Total other assets	687.2	704.2

Assets of Discontinued Operations (Note 4)	105.3	98.3

Total Assets	$2,054.6	$1,992.4

LIABILITIES
Current Liabilities
Trade accounts payable	$87.3	$93.6
Short-term borrowings	10.8	11.0
Accrued compensation	94.5	86.6
Accrued warranty	17.1	18.5
Other	99.8	103.8

Total current liabilities	309.5	313.5
Long-Term Debt	352.0	359.9
Other Long-Term Liabilities	116.6	124.6
Deferred Income Taxes	41.3	7.5

Liabilities of Discontinued Operations (Note 4)	98.2	91.6

Total Liabilities	917.6	897.1

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	61.1	62.1
Retained earnings	1,637.4	1,574.3
Accumulated other comprehensive income (Note 6)	7.1	6.0
Treasury stock	(573.0)	(551.5)

Total Shareholders’ Equity	1,137.0	1,095.3

Total Liabilities and Shareholders’ Equity	$2,054.6	$1,992.4

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	3/31/05	3/31/04
Operating Activities
Net income	$97.6	$8.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57.8	45.3
Accretion and capitalized interest on financing provided on divestiture	(6.9)	—
Net capital gains – Insurance	—	(10.7)
Provision for deferred income taxes	16.9	6.0
Loss on impairment of discontinued operations	—	109.0
Loss on disposal of fixed assets	2.7	3.9
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(38.6)	(53.3)
Change in insurance items:
Increase in benefit reserves	—	36.8
Other insurance items, net	—	27.6
Other, net	24.1	(40.3)

Net cash provided by operating activities	153.6	133.0

Investing Activities
Capital expenditures and purchase of intangibles	(54.1)	(52.2)
Proceeds on sale of business	—	14.0
Acquisitions of businesses, net of cash acquired	(9.4)	(428.7)
Investment purchases and capital calls	(85.8)	(26.3)
Proceeds on investment sales/maturities	29.6	59.7
Insurance investments:
Purchases	—	(471.0)
Proceeds on maturities	—	152.5
Proceeds on sales	—	286.8

Net cash used in investing activities	(119.7)	(465.2)

Financing Activities
Change in short-term debt	(0.2)	4.9
Additions to long-term debt	—	285.0
Payment of cash dividends	(34.5)	(33.8)
Proceeds on exercise of options	8.8	16.7
Treasury stock acquired	(33.7)	—
Insurance deposits received	—	153.8
Insurance benefits paid	—	(154.3)

Net cash (used in) provided by financing activities	(59.6)	272.3

Effect of exchange rate changes on cash	0.4	0.8

Total Cash Flows	(25.3)	(59.1)

Cash and Cash Equivalents:
At beginning of period	127.7	154.9

At end of period	$102.4	$95.8

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand”, “the Company”, “we”, “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Prior to July 1, 2004, Forethought Financial Services (“Forethought”) was our third operating company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

We divested the piped-medical gas and infant care businesses of Hill-Rom and Forethought in the first, third and fourth quarters, respectively, of fiscal 2004 as further described in Note 4 below. These operations were presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods up to the disposal date. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income to net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows up to the disposal date, consistent with previous periods. As of and for the three- and six-month periods ended March 31, 2005, the condensed consolidated financial statements included as a discontinued operation the results of Forethought Federal Savings Bank, whose divestiture is expected to close by the end of fiscal 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the reclassification to discontinued operations of the four real estate partnerships that were sold by Forethought in June 2004. These partnerships were previously consolidated as variable interest entities.

Revision in the Classification of Certain Securities

During the first quarter of fiscal 2005, we concluded that it was appropriate to classify our auction rate municipal bonds as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as current investments in a separate line item on our Condensed Consolidated Balance Sheet as of September 30, 2004. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

As of September 30, 2003, $33.4 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

For the fiscal years ended September 30, 2004 and 2003 and for the ten months ended September 30, 2002, net cash provided by (used in) investing activities related to these current investments of ($19.1) million, $169.5 million and $1.8 million, respectively, were included in cash and cash equivalents in our Consolidated Statements of Cash Flows.

Current Investments

At March 31, 2005 and September 30, 2004, we held $111.9 million and $52.5 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation for the periods covered in this report. The fair values of stock option grants are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted in fiscal year 2005 are valued with the Binomial option-pricing model for pro forma expense purposes only. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

The weighted average fair value of options granted in the first six months of fiscal 2005 was $13.19 under the Binomial model using the following assumptions: (i) risk-free interest rates of 2.64-4.09 percent; (ii) expected dividend yields of 1.70-2.08 percent; (iii) expected volatility factors of 0.2023-0.2592; and (iv) expected term of 6.8 years.

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04

Net income, as reported	$54.0	$(47.9)	$97.6	$8.7
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	0.8	0.7	1.4	1.3
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(2.1)	(3.6)	(4.0)

Pro forma net income	$52.8	$(49.3)	$95.4	$6.0

Earnings per share:
Basic – as reported	$0.87	$(0.77)	$1.58	$0.14
Basic – pro forma	$0.85	$(0.79)	$1.54	$0.10

Diluted – as reported	$0.87	$(0.76)	$1.56	$0.14
Diluted – pro forma	$0.85	$(0.78)	$1.53	$0.10

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. In April 2005, the effective date of SFAS No. 123(R) was delayed to the annual periods beginning after June 15, 2005, and thus will become effective for us in the first quarter of fiscal 2006. We are currently evaluating the adoption methods available and the impact of this pronouncement to our consolidated financial statements and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring these items to be recognized as current-period charges. Additionally, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of SFAS No. 151 is required for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 in the second quarter of fiscal 2005 without an impact on our consolidated financial statements and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 clarifies a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by September 30, 2006. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements or results of operations.

At the November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 – 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.

Under the guidance in FASB Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by The American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.
In December 2004, the FASB also issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. It is not anticipated that we will benefit from this provision of the Act.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	3/31/05	9/30/04
Allowance for possible losses and discounts on trade receivables	$33.7	$30.7

Inventories:
Finished products	$81.1	$87.6
Work in process	9.2	9.8
Raw materials	26.1	24.1

Total inventory	$116.4	$121.5

Accumulated depreciation of equipment leased to others and property	$666.0	$631.7

Accumulated amortization of other intangible assets	$79.8	$137.1

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,746,020	61,960,392

Treasury shares outstanding	18,577,892	18,363,520

3.	Acquisitions

During fiscal 2004, Hill-Rom completed the acquisitions of Advanced Respiratory, Inc. (“ARI”), Mediq, Incorporated (“Mediq”) and NaviCare Systems, Inc. (“NaviCare”). The results of these businesses have been included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

On October 17, 2003, Hill-Rom acquired ARI, a manufacturer and distributor of non-invasive airway clearance products and systems, for approximately $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. This purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004. An additional deferred payment of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004. An additional contingent payment, which could also be payable by the end of calendar 2005, is dependent upon ARI achieving certain net revenue targets over the next year. Any such contingent payment will increase goodwill associated with the acquisition.

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $328.9 million, plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at March 31, 2005 related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price outlined below. Final resolution of the remaining amount in escrow is expected in fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14.1 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their dates of acquisition. During the first six months of fiscal 2005, we reduced goodwill by approximately $3.3 million to reflect the true-up of deferred taxes for opening balance sheet adjustments on ARI and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first quarter of 2005. The purchase prices remain subject to adjustment for the contingent payments outlined above; thus, the allocation of the purchase prices is subject to refinement.

	ARI	Mediq	NaviCare

Current assets	$24.9	$43.8	$1.7
Property, plant and equipment	6.1	99.1	0.1
Intangible assets	9.3	68.9	3.8
Goodwill	71.6	196.9	9.9
Other long-term assets	1.7	1.5	1.5

Total assets acquired	113.6	410.2	17.0
Current liabilities	(4.9)	(37.5)	(1.7)
Long-term liabilities	(3.5)	(37.9)	(1.2)

Total liabilities assumed	(8.4)	(75.4)	(2.9)

Net assets acquired	$105.2	$334.8	$14.1

4.	Discontinued Operations

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $323 million, which included a $28 million adjustment for the book value at closing and the value of the partnership assets transferred to us. This consideration excluded a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million. An additional cash payment of approximately $6.4 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected to occur by the end of fiscal 2005.

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

Operating results for the discontinued operations were as follows for the quarterly and six-month periods ended March 31, 2005 and 2004:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04

Investment income	$1.2	$45.0	$2.4	$88.0
Earned revenue	—	54.6	—	108.3
Net capital gains (losses)	—	1.2	—	10.6
Other revenues	(0.2)	15.3	(0.4)	35.3

Net revenues from discontinued operations	1.0	116.1	2.0	242.2

Benefits paid	—	24.5	—	46.9
Credited interest	—	44.6	—	88.5
Other costs of revenue	—	24.6	—	53.8
Other operating expenses	0.4	9.8	1.2	21.8
Loss on impairment of discontinued operations	—	129.0	—	129.0

Pre-tax income (loss) from discontinued operations	0.6	(116.4)	0.8	(97.8)
Income tax expense (benefit)	0.2	(15.7)	0.3	(9.0)

Income (loss) from discontinued operations	$0.4	$(100.7)	$0.5	$(88.8)

The assets and liabilities of Forethought Federal Savings Bank are included in the assets and liabilities of discontinued operations which are presented on separate line items within the Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004. Components of assets and liabilities of discontinued operations were as follows:

	3/31/05	9/30/04

Investments	$103.9	$97.1
Other assets	1.4	1.2

Assets of discontinued operations	105.3	98.3

Liabilities	98.2	91.6

Net assets of discontinued operations	$7.1	$6.7

5.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 1,312,257 and 1,100,481 for the three- and six-month periods ended March 31, 2005 and zero and 200,666 for the comparable periods of 2004. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Net income (in thousands)	$53,999	$(47,874)	$97,649	$8,710

Average shares outstanding – Basic (thousands)	61,940	62,336	62,010	62,221
Average shares outstanding – Diluted (thousands)	62,389	62,776	62,442	62,588

Income per common share from continuing operations — Basic	$0.87	$0.85	$1.57	$1.57
Income (loss) per common share from discontinued operations — Basic	0.01	(1.62)	0.01	(1.43)

Net income (loss) per common share – Basic	$0.87	$(0.77)	$1.58	$0.14

Income per common share from continuing operations — Diluted	$0.86	$0.85	$1.56	$1.56
Income (loss) per common share from discontinued operations — Diluted	0.01	(1.61)	0.01	(1.42)

Net income (loss) per common share – Diluted	$0.87	$(0.76)	$1.56	$0.14

Note: Certain per share amounts may not accurately add due to rounding.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Net income (loss)	$54.0	$(47.9)	$97.6	$8.7

Net change in unrealized gain (loss) on available-for-sale securities, net-of-tax	(1.1)	(96.5)	(1.3)	(114.5)

Foreign currency translation adjustment	(1.5)	(0.5)	3.2	5.2

Minimum pension liability	—	—	(0.8)	—

Comprehensive income (loss)	$51.4	$(144.9)	$98.7	$(100.6)

The composition of accumulated other comprehensive income at March 31, 2005 and September 30, 2004 was the cumulative adjustment for unrealized gains on available-for-sale securities of $9.1 million and $10.4 million, respectively, foreign currency translation adjustments of $0.6 million and ($2.6) million, respectively, and a minimum pension liability adjustment of ($2.6) million and ($1.8) million, respectively.

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

The components of net pension expense for defined benefit retirement plans in the United States for the quarterly and six-month periods ended March 31, 2005 and 2004 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Service cost	$2.6	$2.6	$5.2	$5.1
Interest cost	4.6	3.8	9.2	7.4
Expected return on plan assets	(4.5)	(3.9)	(9.0)	(7.7)
Amortization of prior service cost, net	0.6	0.3	1.2	0.6

Net periodic benefit cost	$3.3	$2.8	$6.6	$5.4

The 2005 periods presented above include the net pension expense associated with our nonqualified supplemental pension plan offered to certain members of management. The comparable 2004 fiscal year presentation does not include these costs, as the amounts were immaterial to the total net periodic pension cost for all defined benefit retirement plans for those periods.

As of March 31, 2005 we have made contributions of approximately $0.8 million to our defined benefit pension plans during fiscal 2005. We presently anticipate contributing an additional $6.8 million during fiscal year 2005 to fund our pension plans, for a total contribution of $7.6 million.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $3.6 million and $7.5 million, for the quarterly and six-month periods ended March 31, 2005 and $2.8 million and $5.4 million for the same periods ended March 31, 2004. We expect to contribute an additional $6.2 million to the plans during the remainder of fiscal year 2005 for a total of $13.7 million. The nonqualified plans are unfunded and carried a liability of less than $1 million at March 31, 2005 and September 30, 2004.

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Balance at beginning of period	$18.8	$20.8	$18.5	$20.8

Provision for warranties during the period	2.8	2.9	7.0	6.5

Warranty reserves acquired	—	—	—	1.1

Warranty claims during the period	(4.5)	(4.0)	(8.4)	(8.7)

Balance at end of period	$17.1	$19.7	$17.1	$19.7

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

In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable agreement. For those representations and warranties that survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisitions and divestiture activities would not materially impact our financial condition or results of operations.

9.	Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed an antitrust suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina, as described in the Annual Report on Form 10-K for the period ended September 30, 2004. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. Discovery is underway. The trial is currently scheduled to occur on or after April 28, 2006. The hearing on class certification may occur in June, 2005.

On May 6, 2005, the Court granted Plaintiff’s Motion for Leave to File a Second Amended Complaint with the effects of adding new theories of recovery, significantly enlarging the potential class and significantly extending the class period. Specifically, among other things, the period for which Plaintiff seeks damages has been extended from 1990 through the present, and a new allegation of monopoly maintenance of an alleged standard hospital bed market has been added. The proposed class definition has also been broadened so that Plaintiff is seeking certification of a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds and/or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff claims that it and the alleged class sustained injury caused by the Hill-Rom package discount, because, even with the discount the alleged lack of competition resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.

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

On May 2, 2005, Funeral Consumers Alliance, Inc. and other individuals (the “Plaintiffs”) filed an antitrust suit against several national owners and operators of funeral homes, including Service Corporation International, Alderwoods Group, Inc., and Stewart Enterprises, Inc., together with Hillenbrand and its Batesville Casket Company subsidiary, in the United States District Court for the Northern District of California. Plaintiffs allege violations of the federal antitrust laws and California unfair competition laws, including price-fixing, group boycott, and conspiracy to monopolize claims. The court has scheduled a case management conference for August 31, 2005.

Plaintiffs are seeking certification of two classes, the first consisting of all consumers located in the United States who purchased Batesville caskets at allegedly supracompetitive prices from co-defendant owners and operators of funeral homes and the second consisting of those same consumers, the Funeral Consumers Alliance, Inc. and all other consumers allegedly threatened with injury by the alleged conspiracies. Plaintiffs allege these supracompetitive prices resulted, in part, from Batesville Casket’s policy of selling its caskets only to licensed funeral homes.

Plaintiffs seek actual monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees, and injunctive relief. If a class is certified and if Plaintiffs prevail at trial, potential trebled damages awarded to the Plaintiffs could have a material adverse effect on our results of operations, financial condition, and liquidity. Accordingly, we intend to aggressively defend against Plaintiffs’ allegations and intend to assert what we believe to be meritorious defenses to class certification and Plaintiffs’ allegations and damage theories.

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

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million, associated with severance and benefit-related costs. As of March 31, 2005, approximately 160 positions have been eliminated with 35 of the original list of terminees being transferred to other positions or retained. As of this same date, there was approximately $3.7 million remaining in the reserve, after cash payments of $1.7 million and a reversal of excess reserves of $0.1 million during the quarter ended March 31, 2005. All obligations associated with this action, which is expected to be completed in fiscal 2005, will be settled in cash. Upon completion, this action is expected to reduce operating costs by approximately $16 million annually.

2003 Actions

During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its businesses. As a result of this action, Hill-Rom announced it expected to eliminate approximately 300 salaried positions globally. Hill-Rom also announced it expected to hire approximately 100 new personnel with the skills and experience necessary to execute its business strategy. A fiscal 2003 third quarter charge of $9.3 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. During fiscal 2004, approximately $1.4 million of the originally recorded reserve was reversed. This action was completed during the first quarter of fiscal 2005. We eliminated 288 salaried positions under this action, with 65 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. In addition, approximately 90 new positions were hired under the new business structure.

11.	Income Taxes

The effective income tax rate for the second quarter and the year-to-date periods ended March 31, 2005 was 37.0 percent. The effective tax rates for the same periods ending March 31, 2004 were 45.2 percent and 41.2 percent, respectively. The higher effective tax rates for last year reflect the establishment of a valuation allowance of $8 million on foreign net operating losses provided in the second quarter. Excluding the effect of the prior year’s portion of the valuation allowance, the effective tax rate for the first six months of 2004 would have approximated 38 percent compared to 37.0 percent for the first six months of 2005. We continue to provide a full valuation allowance for certain foreign net operating losses in the current year. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

12.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires reporting of segment information that is consistent with the way in which management operates and views the business.

With the continued evolution of the prior year realignment of the Hill-Rom business structure, changes were adopted in fiscal 2004 and 2005 in terms of the way in which management views the business, including reporting to our executive management team. With these changes, in fiscal 2004 the prior Hill-Rom reporting segment was split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Divisional income under this approach was defined as the division’s gross profit less their direct operating costs. This measure excluded a number of functional costs which were managed on an overall Hill-Rom basis, including finance, information technology, human resources, legal, regulatory and strategy. In fiscal 2005, a change was made to the definition of divisional income. Beginning in the first quarter of 2005, divisional income now includes functional costs previously excluded from the measure. Functional costs directly related to a specific division are now borne directly by such division based on the Hill-Rom annual plan. For functional costs not directly tied to a specific division, the costs have been allocated to the respective divisions on the basis of various allocation methodologies, also based on the Hill-Rom annual plan. Management now evaluates divisional performance on this new basis. Segment data for 2004 has been restated to conform with this new presentation.

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

Financial information regarding our reportable segments is presented below:

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended March 31, 2005

Net revenues	$274.2	$44.6	$—	$318.8	$181.9	$—	$500.7
Intersegment revenues	$3.7	$2.8	$(6.5)	$—
Divisional income (loss)	$46.4	$(2.7)	$(3.4)	$40.3
Income (loss) from continuing operations before income taxes and special charges				$40.3	$55.1	$(10.4)	$85.0
Special charges (credits)				$(0.1)	$—	$—	$(0.1)

Income (loss) from continuing operations before income taxes				$40.4	$55.1	$(10.4)	$85.1
Income tax expense							$31.5

Income from continuing operations							$53.6
Income from discontinued operations (a)							$0.4

Net income							$54.0

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended March 31, 2004

Net revenues	$251.1	$44.0	$—	$295.1	$176.5	$—	$471.6
Intersegment revenues	$4.3	$1.4	$(5.7)	$—
Divisional income (loss)	$57.2	$(8.6)	$3.9	$52.5
Income (loss) from continuing operations before income taxes				$53.6	$54.2	$(11.4)	$96.4
Income tax expense							$43.6

Income from continuing operations							$52.8
Loss from discontinued operations (a)							$(100.7)

Net loss							$(47.9)

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended March 31, 2005

Net revenues	$542.1	$92.3	$—	$634.4	$341.1	$—	$975.5
Intersegment revenues	$8.8	$4.9	$(13.7)	$—
Divisional income (loss)	$87.6	$(5.2)	$(6.8)	$75.6
Income (loss) from continuing operations before income taxes and special charges				$76.1	$95.6	$(17.6)	$154.1
Special charges (credits)				$(0.1)	$—	$—	$(0.1)

Income (loss) from continuing operations before income taxes				$76.2	$95.6	$(17.6)	$154.2
Income tax expense							$57.1

Income from continuing operations							$97.1
Income from discontinued operations (a)							$0.5

Net income							$97.6

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended March 31, 2004

Net revenues	$458.5	$94.9	$—	$553.4	$340.3	$—	$893.7
Intersegment revenues	$16.0	$1.4	$(17.4)	$—
Divisional income (loss)	$107.3	$(11.4)	$(1.4)	$94.5
Income (loss) from continuing operations before income taxes				$94.3	$100.5	$(28.9)	$165.9
Income tax expense							$68.4

Income from continuing operations							$97.5
Loss from discontinued operations(a)							$(88.8)

Net income							$8.7

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

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

In our most recent Form 10-K, we outlined our overall strategic plan and commitment to create value for shareholders, customers, suppliers and employees. Primary components of that plan relate to increased customer focus, new product introductions, growth through selective acquisitions and cost and waste reductions. While there have been no material changes to this plan and commitment, progress has been made during the first half of fiscal 2005 with respect to various of our strategic initiatives. Hill-Rom has made substantial progress towards its objectives of increasing the number of sales representatives by approximately 50 and has recently modified its call center routing protocols to improve customer responsiveness. Hill-Rom has also made significant capital investments in moveable medical equipment related to its prior year acquisition of Mediq, further expanding growth opportunities and improving customer responsiveness. Hill-Rom continues to work to improve the connectivity of its various product offerings to meet customer needs. Batesville has increased its customer focus by selectively increasing service and delivery levels to customers and increasing executive management’s interaction with customers. Additionally, in January and March of 2005, Batesville Casket successfully launched two new “Batesville Honoring Lives Tour Centers”. These mobile showrooms are touring the country in an effort to bring the Batesville experience and product showroom to customers, create excitement around our new products, increase customer interaction and intimacy and grow the independent funeral home portion of our business.

During the first half of fiscal 2005, Hill-Rom experienced strong sales of its VersaCare™ bed platform, as well as in its communications and service parts product lines. In the first half of 2005, VersaCare™/Advanta™ sales increased 28 percent over the comparable period of fiscal 2004, although we expect the rate of growth to slow as the year progresses. In addition, sales of communications products more than doubled over the prior fiscal year period.

The VersaCare™ and TotalCare® bed platform design architectures have also been opened with license agreements established with several mattress manufacturers, including BG North America, a division of Encompass Group LLC, and Span-America Medical Systems, Inc., allowing surfaces manufactured by these companies to be used on the VersaCare™ and TotalCare® platforms. The opening of the architecture allows customers a greater choice of surface options to meet patient therapeutic needs. In addition, in January 2005 we introduced a new non-powered air surface for the VersaCare™ bed platform.

Within the Hill-Rom rental segment, the lower first quarter rental volumes recovered somewhat in the second quarter as the pneumonia and influenza season arrived later in fiscal 2005 than in the prior year. While we did benefit somewhat from this occurrence, the duration and severity were shorter and milder than in fiscal 2004. Additionally, we continue to see a reduction in referral volumes on The Vest™ (formerly ARI), resulting from changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. The reduction in referral volumes should slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis. We are working to expand Medicare’s covered disease states, but anticipate a long process.

On March 22, 2005, the Food and Drug Administration (“FDA”) and the U.S. Department of Justice initiated a seizure at Vail Products, Inc., of Toledo, Ohio, of several models of an enclosure bed system and advised Vail’s customers to cease using those beds immediately. Hill-Rom is a distributor of Vail products and has a number of the affected beds in its rental fleet. In its role as a distributor, Hill-Rom responded promptly to the FDA notification and has ceased sale or rental of the affected products. If the Vail products are not returned to the market by the end of the fiscal year, we expect a negative revenue impact of approximately $2.2 million for the year.

A significant portion of Hill-Rom’s sales are made pursuant to contracts with a number of group purchasing organizations (GPOs) in the United States as well as government purchasers in other countries. GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. Over the past eight months the industry had imposed numerous reforms contained in an industry-designed code of conduct. Despite this effort, federal legislation was proposed last year that would have directed the Department of Health and Human Services (HHS) to promulgate rules further defining ethical conduct for GPOs. Observance of these rules, through a certification process designed by HHS, would have been a precondition for GPOs to accept administrative fees, which would be capped at three percent, from hospital suppliers. Subsequently as a result of discussions between industry and Congressional staff regarding a non-legislative or alternative solution, Congress decided not to advance legislation prior to March 15, 2005. It is difficult to ascertain the likelihood that the issue will be revisited by Congress. Although we do not anticipate a significant impact to our business in the near future, we believe it is likely that the industry will see fewer sole-source GPO agreements and more multi-source agreements.

Our contracts with six of the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which are sole-source or dual-source contracts, will reach the end of their current terms in calendar year 2005. Because actual purchasing decisions are made by the GPO member organizations and not by the GPOs themselves, it is impossible to predict the effect on our business and results of operations if these contracts are replaced with multi-source agreements, although such a change could reduce our sales to members of the applicable GPOs. Additionally, if we are unable to retain positions in contracts with one or more of these GPOs, whether in sole, dual or multi-source form, our results of operations could be materially adversely affected.

In the funeral services industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of what appears to be short to medium term lower overall deaths and a continued gradual increase in the rate of cremations. The lower number of deaths appears to be primarily a function of historic birth trends as there was a relatively low number of births that occurred during the late 1920’s and early 1930’s, along with lower age-adjusted mortality rates. The lower historical birth numbers correspond generally to a relatively low number of deaths at this point in time as individuals born in the late 1920’s and early 1930’s reach their mortality age. Given historical birth rates, we anticipate that the overall number of deaths will be relatively flat for at least the foreseeable future. Also impacting the demand for burial caskets is the increasing popularity of cremations, which continues to grow at a rate of approximately one percentage point each year, and is now estimated to be slightly more than one-third of total deaths in North America. During the first quarter of 2005, the otherwise gradual and steady decline of demand for burial caskets in North America was further exacerbated by a slower pneumonia and influenza season when compared to the same period in 2004, when an early flu season positively impacted the death care business. Batesville Casket experienced a slight increase in burial casket demand during the second quarter of fiscal 2005 as the country experienced an increase in pneumonia and influenza, although the overall severity of the influenza strain was much less than what was experienced in 2004. Preliminary data from the Centers for Disease Control (CDC) indicates that total deaths for the first six months of fiscal 2005 are estimated to be 76,000 fewer than the prior year comparable period. Based on analysis of historical death patterns, we expect deaths during the last six months of fiscal 2005 to be fairly steady and slightly above prior year levels.

Despite the low number of deaths, the revenues of Batesville have been positively impacted by the Dimensions by Batesville® product line of oversized caskets that was successfully introduced and launched at the National Funeral Directors Association (“NFDA”) convention in October 2004, along with increased sales from the veneer product line originally launched during the 2003 fiscal year as customer acceptance continues to grow. Batesville anticipates these trends will continue during the remainder of the 2005 fiscal year, and intends to introduce additional new products aimed at growing its burial and cremation businesses.

We are also committed to growth through selective health care acquisitions. We completed the acquisitions of ARI, Mediq and NaviCare during fiscal 2004, and plan to complete the integration of those acquisitions during 2005. The integrations of ARI and NaviCare are essentially complete. We have completed the physical consolidation of 86 Mediq service centers, or 92 percent. The integration of Mediq’s information technology platform is included in the final phase of the Enterprise Resource Planning implementation at Hill-Rom, which is expected to be launched during May 2005. This integration will foster the consolidation of business processes and technician productivity enhancements, which will occur during the third and fourth quarters of fiscal 2005.

We have experienced significant increased cost pressure with respect to steel, red metals, solid wood, plastic and fuel that negatively impacted our financial results during the 2004 fiscal year and the first six months of fiscal 2005. These cost pressures are anticipated to continue during the remainder of fiscal 2005. At Hill-Rom, these cost pressures, coupled with a downward mix shift in certain product lines, have negatively impacted capital gross margin levels, a trend which is expected to continue throughout fiscal 2005. We have responded by increasing prices where appropriate, implementing cost control actions and initiating work force and other realignment activities, to better align our overall cost structure.

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

In support of cost reduction efforts, we have received authority from our Board of Directors to open discussions with the Batesville Casket Nashua, New Hampshire Plant’s collective bargaining unit for the Union of Needle Trades, Industrial and Textile Employees, Local 1460 to determine whether there is any viable alternative to closing that plant and moving its production to Batesville’s Panola, Mississippi plant and to initiate negotiations with Hill-Rom’s French works council to take actions to return Hill-Rom’s European operations to profitability. Because Batesville Casket’s efforts at continuous improvement have enabled it to make more wood caskets each year at its more efficient Panola plant and because of increasing demand for veneer caskets, consideration of consolidation of solid wood casket production from Nashua into the Panola plant and any other viable alternatives is important. The authority to initiate discussions with Hill-Rom’s works council at Hill-Rom’s Pluvigner, France facility is one of several steps designed to return Hill-Rom’s European operations to profitability as a platform for future growth. Both actions, if taken, may result in restructuring and/or impairment charges.

In January 2005, we completed the successful negotiation of the collective bargaining agreement with the United Steelworkers of America (“USWA”) at Hill-Rom which covered approximately 800 employees at its facilities located in Batesville, Indiana. Also, in February 2005, we successfully negotiated a new collective bargaining agreement covering approximately 200 employees at Batesville Casket’s Vicksburg, Mississippi facility with the United Brotherhood of Carpenters’ Southern Council of Industrial Workers. We have two additional collective bargaining agreements in the United States that will expire during the next twelve months. The effects on our business of any work stoppage associated with a failure to reach a new agreement with the union depend on a variety of factors, including the length of, and number of employees participating in, the work stoppage. Although we have contingency plans designed to minimize the impact of any potential work stoppage and we do not believe that any such work stoppage would have a material adverse effect on our business, financial condition or results of operations, we cannot provide any assurance that a work stoppage would not have such an effect.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.

Consolidated Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Revenues:
Health Care sales	$197.0	$176.2	11.8	$392.9	$341.5	15.1
Health Care rentals	121.8	118.9	2.4	241.5	211.9	14.0
Funeral Services sales	181.9	176.5	3.1	341.1	340.3	0.2

Total Revenues	$500.7	$471.6	6.2	$975.5	$893.7	9.2

Consolidated revenues for the second quarter of 2005 increased $29.1 million, or 6.2 percent, compared to the second quarter of 2004. The increase in revenues was primarily related to Health Care sales revenues increasing $20.8 million in the second quarter due to higher volumes and new product introductions. Health Care rental revenues increased $2.9 million on the support of an additional month of Mediq revenues. Mediq is included in our consolidated results for the entire quarter this year, but only two months in the prior year second quarter. Funeral Services sales revenues increased $5.4 million from the prior year due primarily to favorable price realization.

For the six-month period ended March 31, 2005, consolidated revenues increased $81.8 million, or 9.2 percent, over the comparable period of 2004. The majority of the year-over-year increase in revenues was due to Health Care sales revenues increasing $51.4 million due to increased volume and new product introductions. Health Care rental revenues increased $29.6 million due entirely to the 2004 acquisition of Mediq, which increased rental revenues by $37.5 million. Funeral Services sales revenues were basically flat year-over-year as a result of the offsetting effects of favorable price realization and decreased burial casket volume.

Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$89.5	45.4	$84.9	48.2
Health Care rentals	48.2	39.6	54.5	45.8
Funeral Services	98.4	54.1	100.1	56.7

Total Gross Profit	$236.1	47.2	$239.5	50.8

Consolidated gross profit for the second quarter of 2005 decreased $3.4 million, or 1.4 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 47.2 percent decreased from 50.8 percent in the prior year period. Health Care sales gross profit increased $4.6 million due to the higher volumes, as previously discussed. Margins as a percent of revenues declined due in large part to lower price realization, higher material costs and unfavorable product mix. The decrease in Health Care rental gross profit was largely due to decreases in the Americas/Asia Pacific segment resulting from lower pricing and higher field service and sales costs. These items, along with the lower margin rates of the acquired Mediq® product lines, also impacted Health Care rental gross profit as a percentage of revenues, which decreased to 39.6 percent in the second quarter. Funeral Services gross profit decreased $1.7 million, driven by higher material costs associated with rising steel, other metals, plastics and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins and increased fixed manufacturing costs associated with plant expansion, partially offset by favorable price realization.

	Six Months Ended		Six Months Ended
	March 31, 2005		March 31, 2004
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$177.9	45.3	$164.1	48.1
Health Care rentals	95.6	39.6	104.0	49.1
Funeral Services	182.9	53.6	190.3	55.9

Total Gross Profit	$456.4	46.8	$458.4	51.3

For the six-month period ended March 31, 2005, consolidated gross profit decreased $2.0 million, or less than one percent, over the prior year period. As a percentage of sales, consolidated gross profit margins of 46.8 percent decreased from 51.3 percent in the prior year period. Health Care sales gross profit increased $13.8 million, primarily due to the higher revenues already discussed. A decrease in Health Care rental gross profit was experienced despite four months of incremental margin related to the acquisition of Mediq. Health Care rental gross profit as a percentage of revenues decreased to 39.6 percent in the six-month period due to lower core pricing, higher field sales and service costs and the lower margin rates experienced at Mediq. Funeral Services gross profit decreased $7.4 million, driven by the same factors discussed above for the second quarter.

Other

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Other operating expenses	$150.8	$138.0	9.3	$304.7	$283.9	7.3
Percent of Total Revenues	30.1%	29.3%		31.2%	31.8%
Special charges (credits)	(0.1)	—	N/A	(0.1)	—	N/A

Interest expense	$(4.2)	$(3.9)	7.7	$(8.4)	$(7.0)	20.0
Investment income	5.4	1.3	315.4	12.2	2.4	408.3
Other	(1.5)	(2.5)	(40.0)	(1.4)	(4.0)	(65.0)

Other income/(expense), net	$(0.3)	$(5.1)	(94.1)	$2.4	$(8.6)	(127.9)

Other operating expenses increased $12.8 million and $20.8 million for the three- and six-month periods ended March 31, 2005 compared to the comparable periods of 2004. As a percentage of revenues, operating expenses for the three- and six-month periods were 30.1 percent and 31.2 percent, respectively, compared to 29.3 percent and 31.8 percent in the prior year comparable periods. The overall higher expense levels were partially due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of approximately $2 million and $8 million for the three- and six-month periods, respectively. Operating expenses have also increased in 2005 as a result of increased legal and professional fees of $3.0 million and $6.3 million for the three- and six-month periods of 2005, respectively. Health Care sales commissions increased $1.6 million and $2.6 million for the three- and six-month periods, respectively, resulting from the increased health care sales volumes. Additionally, we experienced higher health care and benefits costs of $2.1 million and $4.5 million for the quarter and year-to-date periods of 2005, respectively, as well as increases from salary inflation. Although incentive compensation expense increased in the 2005 second quarter by $3.9 million, the effect on the 2005 year-to-date period was a decrease in operating expenses of $0.9 million, when compared to the same periods of 2004. Incentive compensation expense for both years was driven by the periods’ results in relation to targeted incentive levels. Savings experienced as a result of the restructuring activities at Hill-Rom partially offset these increases.

Interest expense increased $0.3 million compared to the second quarter of 2004 and $1.4 million compared to the six-month period ended March 31, 2004 due to additional borrowings, partially offset by the lower average interest rates following the repurchase of higher coupon debt. Investment income for the quarter and year-to-date periods increased $4.1 million and $9.8 million in 2005 from the comparable period of 2004 due to interest accrued and discount accretion on the seller financing and equity instruments related to the divestiture of Forethought along with the favorable performance of the retained limited partnership investments. Other expense decreased $1.0 million and $2.6 million for the three- and six-month periods ended March 31, 2005 compared to the same periods in 2004.

The effective income tax rate for the second quarter and the year-to-date periods ended March 31, 2005 was 37.0 percent. The effective tax rates for the same periods ending March 31, 2004 were 45.2 percent and 41.2 percent, respectively. The higher effective tax rates for last year reflect the establishment of a valuation allowance of $8 million on foreign net operating losses provided in the second quarter. Excluding the effect of the prior year’s portion of the valuation allowance, the effective tax rate for the first six months of 2004 would have approximated 38 percent compared to 37.0 percent for the first six months of 2005. We continue to provide a full valuation allowance for certain foreign net operating losses in the current year. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets.

Income from continuing operations was nearly flat, increasing $0.8 million to $53.6 million in the second quarter of 2005 compared to $52.8 million in the prior year quarter. Year-to-date income from continuing operations was also nearly flat decreasing $0.4 million to $97.1 million in 2005, compared to $97.5 million in the prior year comparable period. This equates to diluted earnings per share of $0.86 and $1.56 for the three- and six-month periods of 2005, compared to $0.85 and $1.56 per share for the comparable periods of 2004.

Income from discontinued operations improved $101.1 million and $89.3 million in the three- and six-month periods, primarily due to the $129 million pre-tax loss on the impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. The fiscal 2004 year-to-date losses also included the divested Hill-Rom piped-medical gas and infant care businesses. By 2005, all three businesses had been divested, with the exception of Forethought Federal Savings Bank (“FFSB”), whose assets and liabilities were included in discontinued operations as of March 31, 2005. FFSB’s net income for the three- and six-month periods of 2005 was less than $1 million.

Operating Company Results of Operations

Health Care

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Revenues:
Health Care sales	$197.0	$176.2	11.8	$392.9	$341.5	15.1
Health Care rentals	$121.8	$118.9	2.4	$241.5	$211.9	14.0

Cost of revenues:
Health Care sales	$107.5	$91.3	17.7	$215.0	$177.4	21.2
Health Care rentals	$73.6	$64.4	14.3	$145.9	$107.9	35.2

Gross profit:
Health Care sales	$89.5	$84.9	5.4	$177.9	$164.1	8.4
Percent of revenues	45.4%	48.2%		45.3%	48.1%
Health Care rentals	$48.2	$54.5	(11.6)	$95.6	$104.0	(8.1)
Percent of revenues	39.6%	45.8%		39.6%	49.1%

Health Care Sales

Health Care sales revenues increased $20.8 million, or 11.8 percent, in the second quarter of 2005 compared to the second quarter of 2004. The Americas/Asia Pacific segment experienced an increase of nearly $20 million due to higher volumes and new product introductions. Capital revenues from Mediq and NaviCare of $4.6 million were also recognized in the quarter compared to $3.3 million in the prior year period. A $1.3 million increase in revenues from EMEA was driven by a favorable foreign exchange impact of $1.6 million. Partially offsetting the increase in revenues was lower pricing of $1.4 million.

The improved volumes in our Americas/Asia Pacific business were due to sales of the VersaCare™ bed platform, which was introduced in the second quarter of fiscal 2004 to replace our largest selling Advanta™ platform with a more feature-rich product. Additionally, improved Health Care sales were also achieved in communications and service parts and contracts. This was partially offset by lower Advanta™ volumes related to its discontinuance, lower architectural product volume and an internal mix shift causing lower TotalCare® volumes, partially attributable to cannibalization by VersaCare™.

Health Care sales revenues increased $51.4 million, or 15.1 percent, to $392.9 million in the first six months of 2005 compared to $341.5 million in the 2004 comparable period, driven primarily by increased volume and new product introductions of $52 million. Volume increases were attributed primarily to the same factors impacting the quarter as discussed above. These increases were partially offset by unfavorable price realization of $5.2 million. Revenues from Mediq and NaviCare of $8.9 million were recognized in the first six months of 2005 compared to $3.3 million in the prior year period. EMEA revenues declined approximately $0.5 million, reflecting favorable exchange rates of approximately $4.9 million, which was more than offset by lower volumes.

Gross profit for Health Care sales increased $4.6 million, or 5.4 percent, and $13.8 million, or 8.4 percent, in the three- and six-month periods ended March 31, 2005, respectively, compared to the corresponding prior year periods. As a percentage of sales, gross profit was 45.4 percent and 45.3 percent in the three- and six-month periods of 2005, respectively, compared to 48.2 percent in the second quarter of 2004 and 48.1 percent in the 2004 year-to-date period. The increase in gross profit was primarily related to the increase in revenues discussed above. Current year margin rates were negatively impacted by lower price realization of approximately $1.4 million and $5.2 million for the three- and six-month periods, respectively, and higher costs resulting from steel surcharges and unfavorable product mix. In addition, EMEA margin rates, as a percentage of sales, improved in the three- and six-month periods of 2005.

Health Care Rental

Health Care rental revenues increased $2.9 million and $29.6 million for the three- and six-month periods ended March 31, 2005, respectively. The year-to-date increase in rental revenues was attributable to the Mediq acquisition made during the second quarter of 2004. Mediq contributed $31.7 million and $60.7 million to the quarter and year-to-date periods, which is an increase of $8.5 million and $37.5 million, respectively, from the prior year periods. Rental revenues from The Vest™ (formerly ARI) are down $4.0 million and $1.6 million to the prior year’s quarter and year-to-date periods, respectively, due to a reduction in referral volumes and negative changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. We are currently working on expanded covered disease states, but it is expected to be a long-term process. As such, The Vest™ rental revenues will grow at a slower rate in the near future versus the rapid growth seen in 2004. The core rental business in Americas/Asia Pacific has faced competitive pricing pressure resulting in lower rental revenues of $3.9 million and $5.3 million compared to the fiscal 2004 quarter and year-to-date periods, respectively. This is expected to continue on certain items with improvements in margins as we introduce new products to the fleet. Rental volumes increased versus the prior year second quarter due to the later pneumonia and influenza season in 2005, however it was not enough to offset the lower first quarter volumes on a year-to-date basis compared to the prior year period. For the three- and six-month periods,

EMEA revenues were essentially flat, with the increases driven by the favorable effect of exchange rates of approximately $0.4 million and $1.2 million, respectively.

Health Care rental gross profit decreased $6.3 million in the second quarter of 2005 compared to the prior year period. The decrease in gross profit dollars was despite one month of incremental margin related to the acquisition of Mediq. EMEA margins were essentially flat for the quarter on slightly higher revenues. The decline in Americas/Asia Pacific was driven by lower pricing of $3.9 million and unfavorable spending related to customer fulfillment issues of $7.5 million. The integration of Mediq’s information technology platform in May 2005 will foster the consolidation of business processes and technician productivity improvements, enhancing customer fulfillment. As a percentage of sales, gross profit was 39.6 percent compared to 45.8 percent in the second quarter of 2004. This decrease resulted from lower pricing, higher field sales and service costs and the lower margin rates of the acquired Mediq® product lines.

For the six-month period ended March 31, 2005, Health Care rental gross profit decreased $8.4 million from the prior year comparable period. The decrease in gross profit was despite four months of incremental margin related to the prior year acquisition of Mediq. As in the quarter, the year-to-date decline in Americas/Asia Pacific was due to lower pricing of $5.3 million and unfavorable spending related to customer fulfillment issues of $12.0 million. As a percentage of sales, gross profit was 39.6 percent compared to 49.1 percent in the six-month period of 2004. EMEA margins declined nearly 4 percent as a percentage of revenues, as a result of price erosion, higher rental depreciation and field service and sales costs. As a percentage of revenues, gross margin rates decreased in the six-month period of 2005, resulting from lower core pricing in Americas/Asia Pacific, higher field sales and service costs as discussed above and the lower margin rates of the acquired Mediq® product lines.

Funeral Services

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Funeral Services:
Revenues	$181.9	$176.5	3.1	$341.1	$340.3	0.2

Cost of revenues	$83.5	$76.4	9.3	$158.2	$150.0	5.5

Gross profit	$98.4	$100.1	(1.7)	$182.9	$190.3	(3.9)
Percent of revenues	54.1%	56.7%		53.6%	55.9%

Funeral Services products revenues in the second quarter of 2005 increased $5.4 million, or 3.1 percent, from that reported in the prior year comparable period. Overall, a decrease in casket volumes was experienced across almost all product lines during the quarter, with the exception of veneer and low-end metal. We believe our lower sales of burial caskets were attributable to a soft death market based on preliminary data released by the CDC, along with the continued gradual increase in the overall growth rate for cremations. Additionally, we experienced unfavorable mix within product lines of approximately $1.4 million, resulting primarily from increases in our sales of low-end metal and veneer products. These decreases were more than offset by favorable net price realization of $7.6 million, along with increased revenues of $1.1 million resulting from favorable volume in Options cremations products and other miscellaneous product accessories.

For the six-month period ended March 31, 2005, Funeral Services products revenues increased $0.8 million, or 0.2 percent, from the comparable prior year period. The year-over-year results were favorably impacted by increases in net price realization of $15.2 million and favorable Options cremations products and other miscellaneous product accessories revenue of $1.5 million. This favorability was almost fully offset by a $14.3 million decrease in volume of burial caskets due to the soft death market and gradual increase in cremations and a $2.7 million decrease in revenues from unfavorable product line mix.

Funeral Services products gross profit decreased $1.7 million, or 1.7 percent, in the second quarter, and decreased $7.4 million, or 3.9 percent, in the year-to-date period of 2005 compared to the same periods of the prior year. As a percentage of sales, gross profit was 54.1 percent and 53.6 percent in the three- and six-month periods of 2005, respectively, compared to 56.7 percent and 55.9 percent in the comparable periods of 2004. Lower burial volume for both the three- and six-month periods, as previously discussed above under revenues, negatively impacted gross profit during the 2005 second quarter and six-month period when compared to the same periods of 2004. Additionally, gross profit, both dollars and as a percent of sales, has been unfavorably impacted in the three- and six-month periods by significantly increased material costs of $3.2 million and $5.7 million for steel, other metals, plastics and solid woods, an overall slightly unfavorable product mix shift, and increased fixed manufacturing costs associated with plant expansion. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products and at the same time increase its margins through volume increases and efficiencies. Offsetting these unfavorable items were higher volumes from cremation and miscellaneous products, along with improved price realization.

Gross profit percentages are exclusive of distribution costs of $22.3 million, or approximately 12.3 percent of revenues, in the second quarter of 2005, which were essentially unchanged from $22.5 million, or 12.8 percent of revenues, in the prior year period. For the year-to-date period, gross profit percentages were exclusive of distribution costs of $42.8 million, or approximately 12.5 percent of revenues, down from $44.2 million, or 13.0 percent of revenues in the prior year-to-date period. Overall, the lower volume and cost savings from continuous improvement activities more than offset higher fuel costs. Distribution costs are included in other operating expenses for all periods.

Liquidity and Capital Resources

	Six Months Ended
	March 31,
(Dollars in millions)	2005	2004

Cash Flows Provided By (Used In):
Operating activities	$153.6	$133.0
Investing activities	(119.7)	(465.2)
Financing activities	(59.6)	272.3
Effect of exchange rate changes on cash	0.4	0.8

Decrease in Cash and Cash Equivalents	$(25.3)	$(59.1)

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

Operating Activities

For the six-month period ended March 31, 2005, net cash provided by operating activities totaled $153.6 million compared to $133.0 million for the six months ended March 31, 2004. The 2004 operating cash flow was impacted by the timing of the second payment made to Kinetic Concepts, Inc. (KCI) in December 2003 of $75 million ($47 million net-of-tax) under the antitrust litigation settlement reached in 2002.

Depreciation and amortization increased to $57.8 million in the six months of 2005 from $45.3 million in the 2004 comparable period. The increase in depreciation and amortization resulted primarily from the acquisitions of ARI, Mediq and NaviCare during 2004.

Changes in working capital decreased cash from operations for both periods, although to a lesser extent in 2005. In the first six months of 2005, deferred income taxes increased from the prior year-end due to the timing of related tax items. Other reductions in operating cash flow included the increase in accounts receivables resulting from higher sales in March and a decline in trade accounts payable from the prior year-end as a result of normal repayments of traditionally higher fiscal year-end payables. Partially offsetting these declines in cash from operations was the reduction of inventory levels from year-end due to the release of inventories following successful labor negotiations late in the fourth quarter of 2004, increased volumes at Hill-Rom, and ordinary cyclical declines during the pneumonia and influenza season. In 2004, the decrease in working capital was even more significant. The KCI antitrust litigation payment referred to above was the primary driver of the decline, as well as the payout of the fiscal 2003 incentive compensation. Accounts payable declined consistent with the reason mentioned above and inventory levels had increased at the end of March 2004. Accounts receivable performance deteriorated at March 31, 2004 from September 30, 2003 as overall days revenues outstanding increased nearly 8 days.

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2005 totaled $119.7 million compared to $465.2 million for the six months ended March 31, 2004. Capital expenditures increased slightly to $54.1 million from $52.2 million in the prior year period. Capital expenditures increased to $49.2 million from $39.0 million within Hill-Rom for the first six months of 2005 and 2004, respectively. Batesville Casket’s capital expenditures decreased to $3.8 million from $7.8 million and Corporate’s decreased to $1.1 million from $2.6 million over the same periods, while 2004 capital expenditures also included $2.8 million at Forethought. Fiscal year 2005 capital expenditures are expected to approximate $135 million.

The first six months of investment activity in fiscal 2005 included $85.8 million of purchases and capital calls and $29.6 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $83.5 million of the purchases and $24.1 million of the sales for the first six months of fiscal 2005, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first six months of fiscal 2004, current investment purchases were $26.3 million with sales of $59.7 million.

On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. In the first quarter of 2005, a payment of $8.2 million was made resulting from net revenues achieved in fiscal 2004. The remaining deferred payment of $5.7 million is payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004. Additional payments, including contingent payments, if any, will be payable no later than the end of calendar 2005.

On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $20 million in an escrow account related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations, warranties and other matters. Final resolution of the remaining amount in escrow is expected in fiscal 2006. The amount of all deferred payments was accrued in the

Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004. The purchase was initially funded from cash on hand and from our revolving Credit Facilities.

In addition, on January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not own for approximately $14.1 million, including deferred payments of $1.2 million paid in the second quarter of fiscal 2005. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises. The purchase was funded from cash on hand.

The divestiture of the piped-medical gas business was completed in October 2003 with the Company receiving gross proceeds of approximately $14.0 million. Purchase price adjustments recorded during the third fiscal quarter of 2004 reduced the proceeds to approximately $13 million.

We received total cash of approximately $8 million in the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, which were reflected as a decrease in the acquisition price on the Condensed Consolidated Statements of Cash Flows.

Financing Activities

Net cash used in financing activities totaled $59.6 million for the six months ended March 31, 2005 compared to net cash provided of $272.3 million for the six months ended March 31, 2004. The cash provided by financing activities in 2004 related to $285 million of debt borrowing, primarily related to the Mediq acquisition.

Cash dividends paid increased to $34.5 million in the first six months of 2005, compared to $33.8 million in the prior year comparable period. Quarterly cash dividends per share were $0.28 in 2005 and $0.27 in 2004.

Treasury stock acquired was $33.7 million in the six months ended March 31, 2005 due primarily to open market repurchases as discussed below.

Our debt-to-capital ratio was 24.2 percent at March 31, 2005 compared to 30.2 percent at March 31, 2004. This decrease was primarily due to refinancing the Mediq acquisition with a $250 million debt issuance, partially offset by the $47 million repurchase of our debt, both occurring during the third quarter of fiscal 2004.

Other Liquidity Matters

As of March 31, 2005, cash and cash equivalents had decreased $25.3 million to $102.4 million from $127.7 million at September 30, 2004. Current investments, which are highly liquid securities, increased $59.4 million to $111.9 million at March 31, 2005 from $52.5 million at September 30, 2004.

On July 28, 2004, we replaced our previously existing senior credit facilities with a $400 million five-year senior revolving credit facility.

As of March 31, 2005, we: (i) had $15.4 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facilities, and (iii) had complete access to the remaining $384.6 million of borrowing capacity available under that facility.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of March 31, 2005, we had $13.8 million of outstanding, undrawn letters of credit under these facilities.

On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1 billion in debt and/or equity securities. On June 7, 2004, we issued $250 million of senior notes from this universal shelf registration statement, leaving $750 million of available capacity under the universal shelf registration statement.

In fiscal 2000, our Board of Directors’ approved the repurchase of up to 24,289,067 shares of our common stock in the open market and through private transactions. During the second quarter of 2005, we repurchased 539,200 shares in the open market. As of March 31, 2005, we had 2,300,800 remaining shares authorized for repurchase. In April and May of 2005, we continued to repurchase shares and may consider additional repurchase of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our five-year credit facility, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, in connection with the Spartanburg and Funeral Consumers Alliance antitrust lawsuits, if, in either case, a class is certified and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.

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

Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. In April 2005, the effective date of SFAS No. 123(R) was delayed to annual periods beginning after June 15, 2005, and thus will become effective for us in the first quarter of fiscal 2006. We are currently evaluating the adoption methods available and the impact of this pronouncement on our consolidated financial statements and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to amend Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material by requiring these items be recognized as current-period charges. Additionally, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of SFAS No. 151 is required for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 in the second quarter of fiscal 2005 without an impact on our consolidated financial statements and results of operations.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 clarifies a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by September 30, 2006. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements or results of operations.

At the November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 – 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.

Under the guidance in FASB Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by The American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

In December 2004, the FASB also issued FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. It is not anticipated that we will benefit from this provision of the Act.

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

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors – many of which are beyond our control – that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:

•	Failure to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to our medical device products could expose us to enforcement actions or other adverse consequences.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors. The introduction of new products may cause customers to defer purchases of existing products, which could have an adverse effect on sales.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations (“GPOs”). Our contracts with six of the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which are sole-source or dual-source contracts, will reach the end of their current terms is in calendar year 2005. If we are unable to retain current sole-source or dual-source positions in contracts with these GPOs, our results of operations could be materially adversely affected.

•	Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities.

•	Implementation of our Enterprise Resource Planning system could cause us to make unplanned expenditures or could cause disruptions in our business. A significant implementation is scheduled with respect to the Hill-Rom domestic rental business during May 2005.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

•	Our funeral services business is facing increasing competition from a number of non-traditional sources, including internet casket retailers, large retail discount stores, and caskets manufactured abroad and imported into North America.

•	We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry.

•	Our success depends on our ability to retain our executive officers and other key personnel.

•	A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

•	Volatility of our investment portfolio could negatively impact earnings.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the third quarter of fiscal 2004, we entered into interest rate swap agreements to effectively convert $200 million of our fixed rate long-term debt to variable rates. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of March 31, 2005, the interest rate swap contracts reflected a cumulative loss of approximately $0.5 million.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Certifying Officers, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding legal proceedings involving the Company, see Note 9 to the financial statements included elsewhere in this report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plans or	the Plans or
Period	of Shares Purchased[1]	per Share	Programs[2]	Programs
January 1, 2005 – January 31, 2005	215,015	54.67	207,200	2,632,800
February 1, 2005 – February 28, 2005	274,060	54.75	208,300	2,424,500
March 1, 2005 – March 31, 2005	123,968	55.26	123,700	2,300,800
Total	613,043	54.82	539,200	2,300,800

1	The total number of shares purchased includes: (i) shares purchased pursuant to the 2000 plan described in footnote (2) below; and (ii) shares purchased in connection with employee payroll tax withholding for restricted and deferred stock distributions totaling 7,815 shares, 65,760 shares and 268 shares, respectively, for the months of January, February and March, 2005.

2	This column discloses the number of shares purchased through the publicly announced program approved by the Board of Directors. The shares purchased in the current quarter were purchased through open market transactions. In January 2000, the Board of Directors had approved the repurchase of a total of 24,289,067 shares. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of shareholders on February 10, 2005. Matters voted upon by proxy were: The election of five directors, one nominated for a one-year term expiring in 2006, one nominated for a two-year term expiring in 2007 and three nominated for three-year terms expiring in 2008 and the ratification of the Audit Committee of the Board of Director’s appointment of PricewaterhouseCoopers LLP as the Company’s independent registered accounting firm.

	Voted
	For	Withheld
Election of directors in Class III
for terms expiring in 2008:

John A. Hillenbrand	48,542,390	4,100,973
Frederick W. Rockwood	50,112,807	2,530,556
Joanne C. Smith	47,535,416	5,107,947

Election of director in Class II
for term expiring in 2007:

Mark D. Ketchum	52,507,592	135,771

Election of director in Class I
for term expiring in 2006:

Eduardo R. Menascé	52,504,043	139,320

Messrs. Rolf A. Classon, Charles E. Golden and W August Hillenbrand will continue to serve as Class I directors and Messrs. Ray J. Hillenbrand and Peter H. Soderberg and Ms. Anne Griswold Peirce will continue to serve as Class II directors.

	Voted	Voted
	For	Against	Abstained
Proposal to ratify
PricewaterhouseCoopers LLP as the Company’s independent registered accounting firm	52,174,836	441,209	27,317

Item 6. EXHIBITS

A. Exhibits

Exhibit 14	Code of Ethics

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: May 9, 2005	BY:	/S/ Scott K. Sorensen

Scott K. Sorensen
Vice President and
Chief Financial Officer

DATE: May 9, 2005	BY:	/S/ Gregory N. Miller

Gregory N. Miller
Vice President – Controller and
Chief Accounting Officer