Form 10-Q
period 2005-06-30
HILLENBRAND INDUSTRIES INC
filed 2005-08-09
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005        Commission File No. 1- 6651
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
Common Stock, without par value – 61,107,616 shares as of July 29, 2005.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
 (Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net Revenues
Health Care sales	$190.3	$187.1	$583.2	$528.6
Health Care rentals	115.4	121.3	356.9	333.2
Funeral Services sales	160.3	153.1	501.4	493.4

Total revenues	466.0	461.5	1,441.5	1,355.2

Cost of Revenues
Health Care cost of goods sold	106.9	99.1	321.9	276.5
Health Care rental expenses	71.9	69.9	217.8	177.8
Funeral Services cost of goods sold	76.3	70.5	234.5	220.5

Total cost of revenues	255.1	239.5	774.2	674.8

Gross Profit	210.9	222.0	667.3	680.4

Other operating expenses	145.8	145.0	450.5	428.9
Special charges (credits)	5.6	(1.4)	5.5	(1.4)

Operating Profit	59.5	78.4	211.3	252.9

Other income (expense), net:
Interest expense	(4.3)	(4.5)	(12.7)	(11.5)
Investment income	6.3	1.3	18.5	3.7
Loss on extinguishment of debt	—	(6.4)	—	(6.4)
Other	(1.7)	4.5	(3.1)	0.5

Income from Continuing Operations Before Income Taxes	59.8	73.3	214.0	239.2

Income tax expense (Note 11)	22.1	28.6	79.2	97.0

Income from Continuing Operations	37.7	44.7	134.8	142.2

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes (including loss (income) on impairment of discontinued operations of $0, $5.9, ($0.1) and $134.9)	0.5	(6.0)	1.3	(103.8)
Income tax expense (benefit)	0.2	(0.3)	0.5	(9.3)

Income (loss) from discontinued operations	0.3	(5.7)	0.8	(94.5)

Net Income	$38.0	$39.0	$135.6	$47.7

Income per common share from continuing operations – Basic (Note 5)	$0.61	$0.72	$2.18	$2.29
Income (loss) per common share from discontinued operations – Basic (Note 5)	0.00	(0.09)	0.01	(1.52)

Net Income per Common Share – Basic	$0.62	$0.63	$2.19	$0.77

Income per common share from continuing operations – Diluted (Note 5)	$0.61	$0.71	$2.17	$2.27
Income (loss) per common share from discontinued operations – Diluted (Note 5)	0.00	(0.09)	0.01	(1.51)

Net Income per Common Share – Diluted	$0.61	$0.62	$2.18	$0.76

Dividends per Common Share	$0.28	$0.27	$0.84	$0.81

Average Common Shares Outstanding – Basic (thousands)	61,526	62,303	61,852	62,248

Average Common Shares Outstanding – Diluted (thousands)	61,896	62,637	62,253	62,603

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 (Dollars in millions)

	6/30/05	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$75.5	$127.7
Current investments (Note 1)	76.5	52.5
Trade receivables, net	401.3	416.7
Inventories	129.4	121.5
Deferred income taxes	26.2	4.3
Other	22.1	15.5

Total current assets	731.0	738.2

Equipment Leased to Others, net	160.8	150.7
Property, net	210.4	221.5
Investments	80.6	79.5

Other Assets
Intangible assets:
Goodwill (Note 3)	357.6	359.9
Software and other	181.2	190.1
Note receivable, net of discount	113.2	105.2
Prepaid pension costs	15.4	—
Deferred charges and other assets	36.2	49.0

Total other assets	703.6	704.2

Assets of Discontinued Operations (Note 4)	105.8	98.3

Total Assets	$1,992.2	$1,992.4

LIABILITIES
Current Liabilities
Trade accounts payable	$92.4	$93.6
Short-term borrowings	6.9	11.0
Accrued compensation	69.4	86.6
Accrued warranty	15.8	18.5
Other	90.0	103.8

Total current liabilities	274.5	313.5
Long-Term Debt	354.1	359.9
Other Long-Term Liabilities	102.6	124.6
Deferred Income Taxes	43.2	7.5

Liabilities of Discontinued Operations (Note 4)	98.3	91.6

Total Liabilities	872.7	897.1

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	62.6	62.1
Retained earnings	1,658.3	1,574.3
Accumulated other comprehensive income (Note 6)	2.5	6.0
Treasury stock	(608.3)	(551.5)

Total Shareholders’ Equity	1,119.5	1,095.3

Total Liabilities and Shareholders’ Equity	$1,992.2	$1,992.4

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Dollars in millions)

	Year-to-Date Period Ended
	6/30/05	6/30/04
Operating Activities
Net income	$135.6	$47.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	86.8	76.1
Accretion and capitalized interest on financing provided on divestiture	(10.4)	—
Net capital gains – Insurance	—	(9.7)
Provision for deferred income taxes	19.6	(21.5)
Loss on impairment of discontinued operations	—	114.4
Loss on disposal of fixed assets	4.4	7.4
Loss on extinguishment of debt	—	6.4
Defined benefit plan funding	(76.7)	(7.4)
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	(9.1)	(42.7)
Change in insurance items:
Increase in benefit reserves	—	56.6
Other insurance items, net	—	34.7
Other, net	25.4	(0.7)

Net cash provided by operating activities	175.6	261.3

Investing Activities
Capital expenditures and purchase of intangibles	(82.0)	(79.7)
Proceeds on sale of business	—	39.6
Acquisitions of businesses, net of cash acquired	(9.5)	(429.4)
Investment purchases and capital calls	(121.5)	(27.3)
Proceeds on investment sales/maturities	101.3	59.7
Insurance investments:
Purchases	—	(616.0)
Proceeds on maturities	—	93.9
Proceeds on sales	—	416.8

Net cash used in investing activities	(111.7)	(542.4)

Financing Activities
Change in short-term debt	(4.1)	5.2
Additions to long-term debt	—	534.9
Repayments of long-term debt	—	(294.9)
Debt issuance costs	—	(1.7)
Payment of cash dividends	(51.6)	(50.5)
Proceeds on exercise of options	11.5	21.4
Treasury stock acquired	(71.4)	(26.5)
Insurance deposits received	—	228.1
Insurance benefits paid	—	(221.6)

Net cash (used in) provided by financing activities	(115.6)	194.4

Effect of exchange rate changes on cash	(0.5)	0.5

Total Cash Flows	(52.2)	(86.2)

Cash and Cash Equivalents:
At beginning of period	127.7	154.9

At end of period	$75.5	$68.7

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
 (Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand”, “the Company”, “we”, “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Prior to July 1, 2004, Forethought Financial Services (“Forethought”) was our third operating company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

We divested the piped-medical gas and infant care businesses of Hill-Rom and Forethought in the first, third and fourth quarters, respectively, of fiscal 2004 as further described in Note 4 below. These operations were presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods up to the disposal date. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income to net cash provided from operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows up to the disposal date, consistent with previous periods. As of and for the three- and nine-month periods ended June 30, 2005, the condensed consolidated financial statements included as a discontinued operation the results of Forethought Federal Savings Bank, whose divestiture is expected to close by the end of 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the reclassification of financial statement items not separately stated in the prior year.

Revision in the Classification of Certain Securities

During the first quarter of fiscal 2005, we concluded that it was appropriate to classify our auction rate municipal bonds as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as current investments in a separate line item on our Condensed Consolidated Balance Sheet as of September 30, 2004. We have also made corresponding adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

As of September 30, 2003, $33.4 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

For the fiscal years ended September 30, 2004 and 2003 and for the ten months ended September 30, 2002, net cash provided by (used in) investing activities related to these current investments of ($19.1) million, $169.5 million and $1.8 million, respectively, which were previously included in cash and cash equivalents in our Consolidated Statements of Cash Flows.

Current Investments

At June 30, 2005 and September 30, 2004, we held $76.5 million and $52.5 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.

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

The weighted average fair value of options granted in the first nine months of fiscal 2005 was $13.19 under the Binomial model using the following assumptions: (i) risk-free interest rates of 2.64-4.09 percent; (ii) expected dividend yields of 1.70-2.08 percent; (iii) expected volatility factors of 0.2023-0.2592; and (iv) expected term of 6.8 years.

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Net income, as reported	$38.0	$39.0	$135.6	$47.7
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1.0	0.6	2.4	1.9
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(1.9)	(5.6)	(5.9)

Pro forma net income	$37.0	$37.7	$132.4	$43.7

Earnings per share:

Basic – as reported	$0.62	$0.63	$2.19	$0.77
Basic – pro forma	$0.60	$0.61	$2.14	$0.70

Diluted – as reported	$0.61	$0.62	$2.18	$0.76
Diluted – pro forma	$0.60	$0.60	$2.13	$0.70

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007.

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

At its November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.

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

The Act has significantly changed the tax rules for nonqualified deferred compensation plans including the Company’s plans and executive and key employee contracts that have deferral or other delayed payment features. As of January 1, 2005, we believe we have been in operational compliance with applicable legal and regulatory requirements. Pending issuance of final rules from the U.S. Department of the Treasury, we will make appropriate amendments to Board plans, executive plans and executive contracts as required before the current December 31, 2005 deadline.

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

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	6/30/05	9/30/04
Allowance for possible losses and discounts on trade receivables	$35.5	$30.7

Inventories:
Finished products	$94.9	$87.6
Work in process	9.2	9.8
Raw materials	25.3	24.1

Total inventory	$129.4	$121.5

Accumulated depreciation of equipment leased to others and property	$677.6	$631.7

Accumulated amortization of other intangible assets	$84.0	$137.1

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,096,116	61,960,392

Treasury shares outstanding	19,227,796	18,363,520
3.	Acquisitions

During fiscal 2004, Hill-Rom completed the acquisitions of Advanced Respiratory, Inc. (“ARI”), Mediq, Incorporated (“Mediq”) and NaviCare Systems, Inc. (“NaviCare”). The results of these businesses have been included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

On October 17, 2003, Hill-Rom acquired ARI, a manufacturer and distributor of non-invasive airway clearance products and systems, for approximately $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. This purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004. An additional deferred payment of $5.7 million is outstanding and payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004. An additional contingent payment, which could also be payable by the end of calendar 2005, is dependent upon ARI achieving certain net revenue targets during fiscal 2005. Any such contingent payment would increase goodwill associated with the acquisition, however, at this time no additional payment is anticipated.

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $328.8 million, plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at June 30, 2005 related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price outlined below. We currently estimate that any adjustment related to Mediq’s pension plan will be favorable to us. Final resolution of the remaining amount in escrow is expected to occur in the first half of fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.

On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14.1 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their dates of acquisition. During the first nine months of fiscal 2005, we reduced goodwill by approximately $3.4 million to reflect the true-up of deferred taxes for opening balance sheet adjustments on ARI and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first quarter of 2005. The purchase prices remain subject to adjustment for the contingent payments outlined above; thus, the allocation of the purchase prices is subject to refinement.

	ARI	Mediq	NaviCare

Current assets	$24.9	$43.8	$1.7
Property, plant and equipment	6.1	99.1	0.1
Intangible assets	9.3	68.9	3.8
Goodwill	71.6	196.9	9.9
Other long-term assets	1.7	1.5	1.5

Total assets acquired	113.6	410.2	17.0
Current liabilities	(4.9)	(37.6)	(1.7)
Long-term liabilities	(3.5)	(37.9)	(1.2)

Total liabilities assumed	(8.4)	(75.5)	(2.9)

Net assets acquired	$105.2	$334.7	$14.1

4.	Discontinued Operations

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $323 million, which included a $28 million adjustment for the book value at closing and the value of the partnership assets transferred to us. This consideration excluded a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million. An additional cash payment of approximately $6.4 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected to occur by the end of 2005.

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

Operating results for the discontinued operations were as follows for the quarterly and nine-month periods ended June 30, 2005 and 2004:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Investment income	$1.3	$44.5	$3.7	$132.5
Earned revenue	—	53.7	—	162.0
Net capital gains (losses)	—	(6.4)	—	4.2
Other revenues	(0.2)	12.0	(0.6)	47.3

Net revenues from discontinued operations	1.1	103.8	3.1	346.0

Benefits paid	—	19.4	—	66.3
Credited interest	—	45.6	—	134.1
Other costs of revenue	—	23.6	—	77.4
Other operating expenses	0.6	15.3	1.9	37.1
Loss on impairment of discontinued operations	—	5.9	(0.1)	134.9

Pre-tax income (loss) from discontinued operations	0.5	(6.0)	1.3	(103.8)
Income tax expense (benefit)	0.2	(0.3)	0.5	(9.3)

Income (loss) from discontinued operations	$0.3	$(5.7)	$0.8	$(94.5)

The assets and liabilities of Forethought Federal Savings Bank are included in the assets and liabilities of discontinued operations which are presented on separate line items within the Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004. Components of assets and liabilities of discontinued operations were as follows:

	6/30/05	9/30/04

Investments	$105.3	$97.1
Other assets	0.5	1.2

Assets of discontinued operations	105.8	98.3

Liabilities	98.3	91.6

Net assets of discontinued operations	$7.5	$6.7

5.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 1,230,766 and 1,150,576 for the three- and nine-month periods ended June 30, 2005 and 56,824 and 54,270 for the comparable periods of 2004. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net income (in thousands)	$37,956	$39,042	$135,605	$47,752

Average shares outstanding – Basic (thousands)	61,526	62,303	61,852	62,248

Add potential effect of:
Exercise of stock options and other unvested equity awards	370	334	401	355

Average shares outstanding – Diluted (thousands)	61,896	62,637	62,253	62,603

Income per common share from continuing operations — Basic	$0.61	$0.72	$2.18	$2.29
Income (loss) per common share from discontinued operations — Basic	0.00	(0.09)	0.01	(1.52)

Net income per common share – Basic	$0.62	$0.63	$2.19	$0.77

Income per common share from continuing operations — Diluted	$0.61	$0.71	$2.17	$2.27
Income (loss) per common share from discontinued operations — Diluted	0.00	(0.09)	0.01	(1.51)

Net income per common share – Diluted	$0.61	$0.62	$2.18	$0.76

Note: Certain per share amounts may not accurately add due to rounding.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Net income	$38.0	$39.0	$135.6	$47.7

Net change in unrealized gain (loss) on available-for-sale securities, net-of-tax	(1.4)	(2.5)	(2.8)	(117.0)

Foreign currency translation adjustment, net-of-tax	(3.2)	(0.7)	0.1	4.5

Minimum pension liability, net-of-tax	—	—	(0.8)	—

Comprehensive income (loss)	$33.4	$35.8	$132.1	$(64.8)

The composition of accumulated other comprehensive income at June 30, 2005 and September 30, 2004 was the cumulative adjustment for unrealized gains on available-for-sale securities of $7.6 million and $10.4 million, respectively, foreign currency translation adjustments of ($2.5) million and ($2.6) million, respectively, and a minimum pension liability adjustment of ($2.6) million and ($1.8) million, respectively.

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

The components of net pension expense for defined benefit retirement plans in the United States for the quarterly and nine-month periods ended June 30, 2005 and 2004 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Service cost	$2.6	$2.6	$7.8	$7.7
Interest cost	4.6	4.0	13.9	11.5
Expected return on plan assets	(4.9)	(4.3)	(14.7)	(12.0)
Amortization of prior service cost, net	0.6	0.3	1.9	0.9

Net periodic benefit cost	$2.9	$2.6	$8.9	$8.1

The 2005 periods presented above include the net pension expense associated with our nonqualified supplemental pension plan offered to certain members of management. The comparable 2004 fiscal year presentation does not include these costs, as the amounts were immaterial to the total net periodic pension cost for all defined benefit retirement plans for those periods.

As of June 30, 2005 we have made contributions of approximately $76.7 million to our defined benefit retirement plans during fiscal 2005. In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan will be reduced. We do not anticipate contributing any additional funds during fiscal year 2005.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $4.1 million and $11.6 million, for the quarterly and nine-month periods ended June 30, 2005 and $4.0 million and $9.8 million for the same periods ended June 30, 2004. We expect to contribute an additional $2.1 million to the plans during the remainder of fiscal year 2005 for a total of $13.7 million. The nonqualified plans are unfunded and carried a liability of less than $1 million at June 30, 2005 and September 30, 2004.

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Balance at beginning of period	$17.1	$19.7	$18.5	$20.8

Provision for warranties during the period	2.5	3.3	9.5	9.8

Warranty reserves acquired	—	—	—	1.1

Warranty claims during the period	(3.8)	(3.4)	(12.2)	(12.1)

Balance at end of period	$15.8	$19.6	$15.8	$19.6

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

On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed an antitrust suit against Hillenbrand and its Hill-Rom subsidiary, in the United States District Court for the District of South Carolina, as described in the Annual Report on Form 10-K for the period ended September 30, 2004. Plaintiff alleges violations of the federal antitrust laws, including attempted monopolization and tying claims. Discovery is underway. The trial is currently scheduled to occur on or after April 28, 2006. The hearing on class certification is anticipated to occur by the end of October 2005.

On May 6, 2005, the Court granted Plaintiff’s Motion for Leave to File a Second Amended Complaint with the effects of adding new theories of recovery, significantly enlarging the potential class and significantly extending the class period. Specifically, among other things, the period for which Plaintiff seeks damages has been extended from 1990 through the present, and a new allegation of monopoly maintenance of an alleged standard hospital bed market has been added. The proposed class definition has also been broadened so that Plaintiff is seeking certification of a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds, and/ or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff claims that it and the alleged class sustained injury caused by the Hill-Rom package discount, because of an alleged harm to competition resulting in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.

Plaintiff seeks actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that may be awarded, recovery of attorney’s fees and injunctive relief. If a class is certified and if Plaintiffs prevail at trial, potential trebled damages awarded the Plaintiffs could be substantially in excess of $100 million and have a significant material adverse effect on our results of operations, financial condition, and liquidity. Therefore, we are aggressively defending against Plaintiff’s allegations and will assert what we believe to be meritorious defenses to class certification and Plaintiff’s allegations and damage theories.

On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against Hillenbrand, its Batesville Casket Company, Inc. subsidiary (“Batesville”), and three of Batesville’s national funeral home customers, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) in the United States District Court for the Northern District of California ( “Court”). This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters”; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville and the other defendants to exclude “independent casket discounters,” that is, casket retailers who are not licensed funeral homes and who do not offer funeral services, and this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The Complaint also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

Since that case was filed, several more purported class action lawsuits on behalf of consumers have been filed in the Court based on essentially the same factual allegations and alleging violations of federal antitrust law and related state law claims. Two similar cases filed in other districts were voluntarily dismissed by the plaintiffs. We anticipate that they will be refiled. Though the purported classes vary slightly, all of these actions purport to represent classes that include purchasers of Batesville caskets. Each case alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but does not name them as defendants. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville. Some of these cases have been consolidated in the Court, and we anticipate that any others will also be consolidated with the Court, subject to the motion to transfer venue discussed below.

Plaintiffs are seeking certification of various classes, including, among others, all United States consumers who purchased Batesville caskets from the co-defendants at any time from January 1, 1994 until the present. Plaintiffs generally seek actual unspecified monetary damages on behalf of the purported classes, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.

In order to transfer the litigation to a venue that is more convenient for all parties, the defendants have jointly moved to transfer these cases to the United States District Court for the Southern District of Texas. All the plaintiffs oppose this motion. In addition, Batesville, Hillenbrand, and the other defendants have moved to dismiss the FCA Action on the grounds that it fails to state a claim upon which relief can be granted. Batesville and Hillenbrand intend to move to dismiss the other cases at the appropriate time. The motion to transfer and the motion to dismiss are scheduled to be heard by the Court on September 8, 2005.

The Court held a case management conference on August 4, 2005. At the conference, the Court ordered discovery to commence immediately, set a hearing for class certification of the FCA plaintiffs’ proposed class for January 24, 2006, and set a trial date of December 4, 2006. If the motion to transfer is granted, it is likely, but not certain, that the new court to which the case is assigned would set its own case management schedule.

In addition to the consumer lawsuits, Pioneer Valley Casket Co. (“Pioneer Valley”), a casket store and Internet retailer, has filed another class action lawsuit against Batesville, Hillenbrand, Alderwoods, SCI, and Stewart in the Court purportedly on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley alleges that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by a conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for funeral caskets. The defendants anticipate that they will move to transfer this action to the Southern District of Texas, as well, and move to dismiss at the appropriate time.

Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.

If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. Accordingly, we intend to aggressively defend against the allegations made in all of these cases and intend to assert what we believe to be meritorious defenses to class certification and to plaintiffs’ allegations and damage theories.

On August 8, 2005 Batesville Casket Company was served with a Civil Investigative Demand by the Attorney General of Maryland on behalf of a number of other undisclosed state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral services industry relating to a range of funeral services and products, including caskets.

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

2005 Actions

In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants is expected to result in a total pre-tax charge of approximately $4.5 million, that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. Upon completion, this action is expected to lower operating costs by approximately $4.3 million (pre-tax) annually, which includes $0.2 million in reduced depreciation. Additionally, we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement.

On March 22, 2005, the Food and Drug Administration (FDA) and the U.S. Department of Justice initiated a seizure at Vail Products, Inc., of Toledo, Ohio, on several models of an enclosure bed system manufactured by Vail, and advised Vail’s customers to cease using those beds immediately. On June 24, 2005, the FDA announced that Vail Products was permanently ceasing the manufacture, sale, and distribution of all Vail enclosed bed systems and would no longer be available to provide accessories, replacement parts, or retrofit kits. Hill-Rom was a distributor of Vail products and had a number of the affected beds in its rental fleet. In its role as a distributor, Hill-Rom responded promptly to the FDA notification and permanently ceased all sale or rental of the affected products. As a result, in the third quarter of fiscal 2005, we recorded a $1.7 million impairment on these assets. We will continue to explore opportunities to salvage our costs, however recoverability is uncertain at this time.

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million associated with severance and benefit-related costs. As of June 30, 2005, approximately 170 positions have been eliminated with 35 of the original list of terminees being transferred to other positions or retained. As of this same date, there was approximately $3.2 million remaining in the reserve. All obligations associated with this action, which is expected to be completed in 2005, will be settled in cash.

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

The effective income tax rate for the third quarter and the year-to-date periods ended June 30, 2005 was 37.0 percent. The effective tax rates for the same periods ending June 30, 2004 were 39.0 percent and 40.6 percent, respectively. The higher effective tax rates for last year reflect the establishment of a valuation allowance on foreign net operating losses of approximately $2 million and $10 million for the three- and nine-months ended June 30, 2004. Excluding the effect of the portion of the valuation allowance related to 2003 fiscal year losses, the effective tax rate for the first nine months of 2004 would have approximated 38 percent compared to 37.0 percent for the first nine months of 2005. We continue to provide a full valuation allowance for certain foreign net operating losses in the current year. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets. We will continue to pursue opportunities to reduce our effective tax rate in future periods.

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

As discussed in Note 13 of the Condensed Consolidated Financial Statements, in July 2005 we announced a change in our architecture intended to simplify both the Hillenbrand corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core frames, support surfaces and services businesses. We will re-evaluate our reportable segments as the structure of the new organization is completed.

Financial information regarding our reportable segments is presented below:

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended June 30, 2005

Net revenues	$256.2	$49.5	$—	$305.7	$160.3	$—	$466.0
Intersegment revenues	$6.3	$9.6	$(15.9)	$—
Divisional income (loss)	$28.0	$3.3	$(3.3)	$28.0
Income (loss) from continuing operations before income taxes and special charges				$27.7	$44.5	$(6.8)	$65.4
Special charges				$1.7	$1.5	$2.4	$5.6

Income (loss) from continuing operations before income taxes				$26.0	$43.0	$(9.2)	$59.8
Income tax expense							$22.1

Income from continuing operations							$37.7
Income from discontinued operations (a)							$0.3

Net income							$38.0

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended June 30, 2004

Net revenues	$260.2	$48.2	$—	$308.4	$153.1	$—	$461.5
Intersegment revenues	$6.6	$2.9	$(9.5)	$—
Divisional income (loss)	$55.9	$(4.8)	$(9.4)	$41.7
Income (loss) from continuing operations before income taxes and special charges				$41.8	$45.5	$(15.4)	$71.9
Special charges (credits)				$(1.4)	$—	$—	$(1.4)

Income (loss) from continuing operations before income taxes				$43.2	$45.5	$(15.4)	$73.3
Income tax expense							$28.6

Income from continuing operations							$44.7
Loss from discontinued operations (a)							$(5.7)

Net income							$39.0

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended June 30, 2005

Net revenues	$798.3	$141.8	$—	$940.1	$501.4	$—	$1,441.5
Intersegment revenues	$15.1	$14.5	$(29.6)	$—
Divisional income (loss)	$115.6	$(1.9)	$(10.1)	$103.6
Income (loss) from continuing operations before income taxes and special charges				$103.7	$140.1	$(24.3)	$219.5
Special charges				$1.6	$1.5	$2.4	$5.5

Income (loss) from continuing operations before income taxes				$102.1	$138.6	$(26.7)	$214.0
Income tax expense							$79.2

Income from continuing operations							$134.8
Income from discontinued operations (a)							$0.8

Net income							$135.6

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended June 30, 2004

Net revenues	$718.7	$143.1	$—	$861.8	$493.4	$—	$1,355.2
Intersegment revenues	$22.7	$4.3	$(27.0)	$—
Divisional income (loss)	$163.1	$(16.1)	$(10.8)	$136.2
Income (loss) from continuing operations before income taxes and special charges				$136.1	$146.0	$(44.3)	$237.8
Special charges (credits)				$(1.4)	$—	$—	$(1.4)

Income (loss) from continuing operations before income taxes				$137.5	$146.0	$(44.3)	$239.2
Income tax expense							$97.0

Income from continuing operations							$142.2
Loss from discontinued operations (a)							$(94.5)

Net income							$47.7

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.
13.	Subsequent Events

On July 14, 2005, we announced a change in our architecture intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core frames, support surfaces and services businesses, while remaining flexible for future opportunities. Operationally, the change is designed to align the Hill-Rom organization more closely with its customers to more effectively bring products and services to the market. Hill-Rom is in the process of establishing two commercial divisions, one focusing on North America and one focusing internationally, each consisting of capital sales, clinical and services businesses with supporting sales, marketing and field service organizations. Home Care and Surgical products will be run as a separate, fully integrated division and profit center. Hill-Rom will also combine sourcing, manufacturing, and product development under one new function. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, have been consolidated with those in Hill-Rom. There is now one interim Chief Executive Officer and President, and one Chief Financial Officer, in each case, for the combined Hillenbrand/Hill-Rom organization. The costs and benefits associated with these and other potential related actions are not currently available, but are expected to be announced in September 2005.

In building on our recently announced organizational changes in support of our strategic focus on our core frames, support surfaces and services businesses, and to further capitalize on progress we have made in our previously announced negotiations with the works council at our Pluvigner, France facility with respect to voluntary departures, we plan to take additional restructuring actions in the United States and Europe during the fourth quarter of 2005. While the final details of these plans are still in development, these actions, which were approved by the Board of Directors on August 4, 2005, will include the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. We expect the cost of these actions will result in a fourth quarter pre-tax charge of between $40 million and $45 million, broken down by component as follows:

Range of Pre-Tax Charge
Severance and related benefits	$25 to $30
Asset impairment	$5 to $7
Contract termination costs	$3 to $4
Other	$3 to $4
All of these actions are expected to be completed over the course of the next twelve to eighteen months. All costs other than those related to the impairment of assets will be cash charges. In addition to costs included directly in the fourth quarter charge, various other costs related directly to the actions will be incurred in amounts yet to be determined. Once these actions are fully implemented, we anticipate annual savings related to both cost of sales and operating expenses of $45 million to $50 million.
As with the actions themselves, the total cost of these initiatives will be recognized over the next twelve to eighteen months. Upon finalization of the remaining details of the plans, we will take a charge in the fourth quarter for all amounts that are accruable at that point. All remaining charges will be recognized as incurred over the course of the restructuring actions.
In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we will also write off $16 million of deferred tax assets currently recognized on our balance sheet. This write-off will have no impact on cash. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer economically prudent and the deferred tax assets will therefore be written off. It should also be noted that the portion of the pre-tax restructuring charge associated with Europe will not receive a tax benefit upon recognition.

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
In the most recent Form 10-K, we outlined our overall strategic plan and commitment to create value for shareholders, customers, suppliers and employees. Primary components of that plan for fiscal year 2005 related to increased customer focus, new product introductions, growth through selective acquisitions and cost and waste reductions. Progress has been made during the first three quarters of fiscal 2005 with respect to certain of our strategic initiatives, as discussed below. Additionally, in our Form 10-K we stated that Hill-Rom has been subject to increasing competitive pressure in areas in which it has not brought sufficient new products and features to market in the past, that it intended to accelerate efforts in non-capital products and services revenue streams and continue to focus on increasing its cost competitiveness in light of growing price pressures and low cost competitors, particularly in low- to mid-range products.
However, as Hill-Rom pursued revenue growth over the past several years its product portfolio and supporting infrastructure have become increasingly complex, Hill-Rom has lost share in its core frames business, and gross margin rates have fallen due to the Mediq acquisition, a decline in product mix, commodity costs and pricing. We expect continued gross margin pressure for the foreseeable future. Therefore, on July 14, 2005 we announced a change in our architecture intended to simplify both the Hillenbrand corporate and Hill-Rom organizational structures, reduce complexity and cost and support Hill-Rom’s strategy to focus primarily on its core frames, support surfaces and services businesses. We intend to continue our efforts to produce best in class, high quality, cost effective products. New products and services, adjacent products and product features will be evaluated in light of how well they support our core frames, support surfaces and services businesses. This strategy is designed to provide earnings growth over the short term. See Note 13 to the Condensed Consolidated Financial Statements for more information.
With respect to increased customer focus, Hill-Rom made substantial progress towards its objectives, including modifying its call center routing protocols to improve customer responsiveness. Hill-Rom has also made significant capital investments in moveable medical equipment related to its prior year acquisition of Mediq, further expanding growth opportunities and improving customer responsiveness. Hill-Rom continues to work to improve the connectivity of its various product offerings to meet customer needs. Additionally, on July 14, 2005 we announced a change in architecture to support our strategic focus on our core frames, support surfaces and services businesses which was designed operationally and is being implemented to align the entire Hill-Rom organization more closely with our customers to more effectively bring products and services to market and to facilitate further changes to better align incentives, geographies and field management to improve the effectiveness of the field sales force. Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of capital sales, clinical and services businesses with supporting sales, marketing and field service organizations. Home care and surgical products are now run as a separate, fully integrated division and profit center.

Batesville continues to increase its customer focus by selectively increasing service and delivery levels to customers, increasing executive management’s interaction with customers, and focusing on improving and simplifying all customer touch points. Additionally, in January and March of 2005, Batesville Casket successfully launched two new “Batesville Honoring Lives Tour Centers”. These mobile showrooms are touring the country in an effort to bring the Batesville experience and product showroom to customers, create excitement around our new products, increase customer interaction and intimacy and grow the independent funeral home portion of our business.
With respect to new product introductions, during the first three quarters of fiscal 2005, Hill-Rom experienced strong sales volumes of its VersaCare™ bed platform, as well as its communications and service parts and contracts product lines. In those first three quarters, VersaCare™/Advanta™ sales increased nearly 20 percent over the comparable period of fiscal 2004. In addition, sales of communications products have increased approximately 50 percent over the prior fiscal year period.
The VersaCare™ bed and TotalCare® platform design architectures have also been opened with license agreements established with several mattress manufacturers, including BG North America, a division of Encompass Group LLC, and Span-America Medical Systems, Inc., allowing surfaces manufactured by these companies to be used on the VersaCare™ and TotalCare® platforms. The opening of the architecture allows customers a greater choice of surface options to best meet patient therapeutic needs. In addition, in January 2005 we introduced a new non-powered air surface for the VersaCare™ bed platform.
Within the Hill-Rom rental business, revenues were relatively stable over the period from the third quarter of fiscal 2004 through the second quarter of fiscal 2005, with a small increase in the second quarter associated with a late, and relatively light, pneumonia and influenza season. In the third quarter of fiscal 2005 rental revenues fell on lower pricing and volumes. The lower volumes were primarily attributable to the Vest™, where we continue to see a reduction in referral volumes, resulting in part from changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. The reduction in referral volumes should slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis. We are working to expand Medicare’s covered disease states, but anticipate a long process.
During the third quarter, we also implemented the final phase of our Enterprise Resource Planning System with respect to the domestic rental business. Due to the complexities and inherent business process changes associated with this implementation, we have encountered a number of issues related to the start-up of the system, including improper billings to customers, customer disruptions and the loss of some business. We continue to devote additional resources to the stabilization of our rental business system. See Item 4. Controls and Procedures, for further details.
In the funeral services industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of what appears to be short to medium term lower overall deaths and a continued gradual increase in the rate of cremations. The lower number of deaths appears to be primarily a function of historic birth trends as there was a relatively low number of births that occurred during the late 1920’s and early 1930’s, along with lower age-adjusted mortality rates and the general variability in deaths that occurs year-to-year. Given the low historical birth rates and the improving age adjusted mortality rates, we anticipate that the overall number of annual deaths in North America will be relatively flat for at least the foreseeable future. Additionally, based on historical death trends, we anticipate that there will be continued variability in the number of deaths from quarter to quarter and year to year. Also impacting the demand for burial caskets is the increasing popularity of cremations, which continues to grow at a rate of approximately one percentage point each year, and is now estimated to be about one-third of total deaths in North America. During the first quarter of 2005, the otherwise gradual and steady decline of demand for burial caskets in North America was further exacerbated by a slower pneumonia and influenza season when compared to the same period in 2004, when an early flu season positively impacted the death care business. Batesville Casket experienced a slight increase in burial casket demand during the second quarter of fiscal 2005 as the country experienced an increase in pneumonia and influenza, although the overall severity of the influenza strain was much less than what was experienced in 2004. Batesville Casket’s third quarter burial casket unit sales approximated those in the corresponding prior year period in a soft death market. We believe our customer focused initiatives have resulted in growth in the independent segment of our business. Preliminary data from the Centers for Disease Control (CDC) indicates that total deaths for the first nine months of fiscal 2005 are estimated to be 74,000 fewer than the prior year comparable period. Based on analysis of historical death patterns and year to date fiscal 2005 trends, we expect deaths during the last three months of fiscal 2005 to be fairly steady, but slightly below prior year levels.
Despite the overall lower number of deaths, the revenues of Batesville have been positively impacted by the Dimensions by Batesville® product line of oversized caskets that was successfully introduced and launched at the National Funeral Directors Association (“NFDA”) convention in October 2004, increased sales from the veneer product line originally launched during the 2003 fiscal year as customer acceptance continues to grow and independent segment growth driven primarily by our customer focused initiatives. Batesville anticipates these trends will continue during the remainder of the 2005 fiscal year, and intends to introduce additional new products aimed at growing its burial and cremation businesses in the first quarter of fiscal 2006.
With respect to growth through selective acquisitions, we remain committed to long term growth through selective health care and funeral services acquisitions. During fiscal 2004, we completed the acquisitions of ARI, Mediq and NaviCare. During 2005 we plan to complete the integration of those acquisitions. The integrations of ARI and NaviCare are complete. The integration of Mediq facilities is ahead of plan, with the completed consolidation of 89 service centers, or 96 percent. The integration of Mediq’s information technology platform is included in the final phase of the Enterprise Resource Planning implementation at Hill-Rom.
With respect to cost and waste reductions, we have experienced significant increased cost pressure with respect to steel, red metals, solid wood, plastic and fuel that negatively impacted our financial results during the 2004 fiscal year and the first nine months of fiscal 2005. These cost pressures are anticipated to continue during the remainder of fiscal 2005 and into fiscal 2006. At Hill-Rom, these cost pressures, coupled with a downward mix shift in certain product lines, have negatively impacted capital gross margin levels, a trend which is expected to continue throughout fiscal 2005 and into fiscal 2006. We have responded by increasing prices where appropriate, implementing cost control actions, looking at sourcing alternatives and initiating work force and other realignment activities, to better align our overall cost structure.
In this regard, we announced a restructuring in the fourth fiscal quarter of 2004, intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the elimination of approximately 230 positions in the United States and Europe and resulted in a fourth quarter charge of approximately $7.3 million, associated with severance and benefit-related costs. These actions should reduce operating costs by approximately $16 million annually once the action is fully completed toward the end of 2005. See Note 10 to the Condensed Consolidated Financial Statements for more information.
In order to build on the steps to change our architecture announced on July 14, 2005 and to further capitalize on progress we have made in our methods agreement negotiations with the works council at our Pluvigner, France facility previously announced in the third quarter of 2005, we plan to take additional restructuring actions in the United States and Europe during the fourth quarter of 2005. While the details of these plans are still in development, these actions will include the elimination of salaried and hourly positions, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. We expect the cost to these actions will result in a fourth quarter pre-tax charge of between $40 million and $45 million. Some additional charges related directly to the restructuring will also be recognized as incurred over the course of the actions. Once these actions are fully implemented in the next twelve to eighteen months, we anticipate annual savings related to both cost of revenues and operating expenses of $45 million to $50 million. In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we will also write off $16 million of deferred tax assets currently recognized on our balance sheet. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer economically prudent and the deferred tax assets will therefore be written off. It should also be noted that the portion of the pre-tax restructuring charge associated with Europe will not receive a tax benefit upon recognition. See Note 13 to the Condensed Consolidated Financial Statements for more information.
In the third quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Panola, Mississippi plant. Because Batesville Casket’s efforts at continuous improvement have enabled it to make more wood caskets each year at its more efficient Panola plant and because of the increasing demand for veneer caskets made at Batesville’s Chihuahua, Mexico plant, consolidation of solid wood casket production was viable. Our goal with this consolidation effort is to reduce fixed and variable manufacturing costs. We expect the consolidation of the plants to result in total pre-tax charges of approximately $4.5 million that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Approximately $1.8 million of the charge was incurred during the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. This action, when completed, is expected to reduce operating costs by approximately $4.3 million (pre-tax) annually, including $0.2 million in reduced depreciation. See Note 10 to the Condensed Consolidated Financial Statements for more information.
In January 2005, we completed the successful negotiation of the collective bargaining agreement with the United Steelworkers of America (“USWA”) at Hill-Rom which covered approximately 800 employees at its facilities located in Batesville, Indiana. Also, in February 2005, we successfully negotiated a new collective bargaining agreement covering approximately 200 employees at Batesville Casket’s Vicksburg, Mississippi facility with the United Brotherhood of Carpenters’ Southern Council of Industrial Workers. We have two additional collective bargaining agreements, one in the United States and one in Canada, that will expire during the next twelve months. The effects on our business of any work stoppage associated with a failure to reach a new agreement with the unions depend on a variety of factors, including the length of, and number of employees participating in, the work stoppage. Although we have no reason to suspect that we will have significant difficulties in completing new collective bargaining agreements to replace those that will expire, we have contingency plans designed to minimize the impact of any potential work stoppage and we do not believe that any such work stoppage would have a material adverse effect on our business, financial condition or results of operations. However, we cannot provide any assurance that a work stoppage would not have such an effect.
In addition to the effects of the continued execution of our overall Corporate strategy, in our most recent Form 10-K, we summarized certain trends in our businesses. In addition to those related to Hill-Rom summarized in the 10-K regarding rising long term patient demand for services, staffing shortages, continued health care provider pressures to control costs, receipt of significant revenues through group purchasing organizations (GPOs), we expect capital spending in health care to remain strong over the next several years. However, looming Medicaid and Medicare cuts could dampen spending and competition for capital will be fierce as hospitals balance construction projects with technology needs.
A significant portion of Hill-Rom’s sales are made pursuant to contracts with a number of GPOs in the United States as well as government purchasers in other countries. GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous reforms contained in an industry-designed code of conduct. Despite this effort, federal legislation was proposed last year that would have directed the Department of Health and Human Services (HHS) to promulgate rules further defining ethical conduct for GPOs. Observance of these rules, through a certification process designed by HHS, would have been a precondition for GPOs to accept administrative fees, which would be capped at three percent, from hospital suppliers. Subsequently as a result of discussions between industry and Congressional staff regarding a non-legislative or alternative solution, Congress is continuing to evaluate the need to advance legislation. In the interim, the industry has moved to further strengthen its voluntary ethics initiative. Key members of the Senate subcommittee monitoring this issue are, apparently, continuing their review of the measures. They have given no indication of their disposition towards the proposal. It is difficult to ascertain the likelihood that the issue will be revisited by Congress. We believe it is likely that the industry will see fewer sole-source GPO agreements and more multi-source agreements.
Our contracts with six of the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which are sole-source or dual-source contracts, will reach the end of their current terms in calendar year 2005. Hill-Rom is in various stages of submitting bids for or negotiating new or amended contracts to replace some of the expiring contracts. Given the industry trend toward multi-source GPO agreements and other factors, we will not be able to retain sole-source or dual-source status in all situations where we have expiring sole-source or dual-source agreements. Because actual purchasing decisions are made by the GPO member organizations and not by the GPOs themselves, it is impossible to predict the effect on our business and results of operations if these contracts are replaced with multi-source agreements, although such a change could reduce our sales to members of the applicable GPOs. Additionally, if we are unable to retain positions in contracts with one or more of these GPOs, whether in sole, dual or multi-source form, our financial condition, results of operations and cash flows could be materially adversely affected.
Additionally, Batesville Casket has sole-source contracts with two of its large national accounts that reach the end of their current terms in calendar year 2005. The contracts with these two national accounts represent a material part of Batesville’s business. Batesville is currently in contract renewal negotiations with these two national accounts. The funeral services industry is becoming even more competitive given the excess capacity that exists in the industry, along with the introduction of foreign-sourced products. The results of these negotiations could result in some changes to our relationships with these national accounts that may include a lower product line mix, a reduction in average wholesale price, lower volume and/or a modification in sourcing provisions. Any combination of these items may have a materially adverse effect on our financial condition, results of operations and cash flows.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.
Consolidated Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Revenues:
Health Care sales	$190.3	$187.1	1.7	$583.2	$528.6	10.3
Health Care rentals	115.4	121.3	(4.9)	356.9	333.2	7.1
Funeral Services sales	160.3	153.1	4.7	501.4	493.4	1.6

Total Revenues	$466.0	$461.5	1.0	$1,441.5	$1,355.2	6.4

Consolidated revenues for the third quarter of 2005 increased $4.5 million, or 1.0 percent, compared to the third quarter of 2004. The increase in revenues was primarily related to Funeral Services sales revenues increasing $7.2 million from the prior year resulting from favorable net price realization and new products. Additionally, Health Care sales revenues increased $3.2 million in the third quarter due to higher volumes and the favorable impact of foreign exchange rates, partially offset by lower pricing. Health Care rental revenues decreased $5.9 million related primarily to lower pricing and reduced rentals of The Vest™.
For the nine-month period ended June 30, 2005, consolidated revenues increased $86.3 million, or 6.4 percent, over the comparable period of 2004. The majority of the year-over-year increase in revenues was due to Health Care sales revenues increasing $54.6 million due to increased volume and new product introductions, partially offset by lower pricing. Health Care rental revenues increased $23.7 million due entirely to the 2004 acquisition of Mediq, which increased rental revenues by nearly $39.3 million. Funeral Services sales revenues increased $8.0 million year-over-year as a result of favorable net price realization, partially offset by decreased burial casket volume.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$83.4	43.8	$88.0	47.0
Health Care rentals	43.5	37.7	51.4	42.4
Funeral Services	84.0	52.4	82.6	54.0

Total Gross Profit	$210.9	45.3	$222.0	48.1

Consolidated gross profit for the third quarter of 2005 decreased $11.1 million, or 5.0 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 45.3 percent fell from 48.1 percent in the prior year period. Health Care sales gross profit decreased $4.6 million on higher revenues primarily due to lower pricing. Margins as a percent of revenues declined due in large part to lower pricing and higher material costs. The decrease in Health Care rental gross profit was largely due to decreases in the Americas/Asia Pacific segment resulting from lower pricing of approximately $5.9 million, higher field service costs of $3.7 million, along with somewhat higher field sales costs. These items, along with the drop in high margin revenues from The Vest™, also impacted Health Care rental gross profit as a percentage of revenues, which decreased to 37.7 percent in the third quarter. Funeral Services gross profit increased $1.4 million, driven by higher price realization and continued productivity improvements at our manufacturing locations, partially offset by higher material costs associated with rising steel, other metals, plastics and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins, higher freight costs and increased fixed manufacturing costs associated with the Mexican plant expansion.

	Nine Months Ended		Nine Months Ended
	June 30, 2005		June 30, 2004
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$261.3	44.8	$252.1	47.7
Health Care rentals	139.1	39.0	155.4	46.6
Funeral Services	266.9	53.2	272.9	55.3

Total Gross Profit	$667.3	46.3	$680.4	50.2

For the nine-month period ended June 30, 2005, consolidated gross profit decreased $13.1 million, or 1.9 percent, over the prior year period. As a percentage of sales, consolidated gross profit margins of 46.3 percent fell from 50.2 percent in the prior year period. Health Care sales gross profit increased $9.2 million, primarily due to the higher revenues in the first half of the year. A decrease in Health Care rental gross profit was experienced despite four months of incremental margin related to the acquisition of Mediq. Health Care rental gross profit as a percentage of revenues decreased to 39.0 percent in the nine-month period due to lower pricing of $11.2 million, higher field sales and service costs, the lower margin rates experienced at Mediq and the drop in revenues from The Vest™. Funeral Services gross profit decreased $6.0 million, driven by lower burial casket volume, along with the same factors discussed above for the third quarter.

Other

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Other operating expenses	$145.8	$145.0	0.6	$450.5	$428.9	5.0
Percent of Total Revenues	31.3%	31.4%		31.3%	31.6%
Special charges (credits)	5.6	(1.4)	(500.0)	5.5	(1.4)	(492.9)

Interest expense	$(4.3)	$(4.5)	(4.4)	$(12.7)	$(11.5)	10.4
Investment income	6.3	1.3	384.6	18.5	3.7	400.0
Loss on extinguishment of debt	—	(6.4)	(100.0)	—	(6.4)	(100.0)
Other	(1.7)	4.5	(137.8)	(3.1)	0.5	(720.0)

Other income/(expense), net	$0.3	$(5.1)	(105.9)	$2.7	$(13.7)	(119.7)

Other operating expenses increased $0.8 million and $21.6 million for the three- and nine-month periods ended June 30, 2005 compared to the same periods of 2004. As a percentage of revenues, operating expenses for both the three- and nine-month periods of 2005 were 31.3 percent compared to 31.4 percent and 31.6 percent, respectively, in the prior year comparable periods. The overall higher expense levels were partially due to increased litigation costs associated with defending antitrust lawsuits of $6.0 million and $13.8 million for the three- and nine-month periods of 2005, respectively (See Note 9 of the Condensed Consolidated Financial Statements for more information). Additionally, we experienced higher health care and benefits costs of $1.6 million and $6.1 million for the quarter and year-to-date periods of 2005, respectively, as well as salary inflation. The accrual for incentive compensation was reduced during the third quarter and year-to-date periods of both fiscal years, due to the periods’ unfavorable results in relation to targeted incentive levels. The impact on operating expenses of incentive compensation was a $1.5 million increase for the three-month period, but a $4.7 million reduction for the 2005 year-to-date period when compared to the same periods of 2004. Operating expenses have increased for the nine-month period due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of approximately $8 million. Health Care sales commissions increased $2.9 million for the nine-month period, resulting from the increased Health Care sales volumes. Foreign exchange rate movements negatively impacted year-over-year European-based operating expenses by an estimated $2.8 million. Savings experienced as a result of the restructuring activities at Hill-Rom in the fourth quarter of 2004 partially offset these increases.
Special charges for the three- and nine-month periods ended June 30, 2005 included a charge of approximately $1.5 million of severance and benefit related costs resulting from the closure of Batesville Casket’s Nashua, New Hampshire production facility and its consolidation into its Batesville, Mississippi plant. In addition, a charge of $2.4 million was recorded in the third quarter of 2005 for future payments and other compensation related to the retirement of our former Chief Executive Officer. During the third quarter of 2005, we impaired $1.7 million of Vail enclosure beds in our Health Care rental fleet following the shutdown by the manufacturer of its operations. The third quarter fiscal 2004 results included the reversal of approximately $1.4 million of excess reserves from prior realignment actions in the United States and Europe. See Note 10 to the Condensed Consolidated Financial Statements for more detail on these actions.
Interest expense decreased $0.2 million compared to the third quarter of 2004 and increased $1.2 million compared to the nine-month period ended June 30, 2004 due to average debt levels during the respective periods. Investment income for the quarter and year-to-date periods increased $5.0 million and $14.8 million in 2005 from the comparable period of 2004 due to interest accrued and discount accretion on the seller financing and equity instruments related to the divestiture of Forethought, along with the favorable performance of the retained limited partnership investments. The three- and nine-month periods of 2004 included $6.4 million of costs associated with the repurchase of $47 million of debt prior to their maturity. Other expense increased $6.2 million and $3.6 million for the three- and nine-month periods ended June 30, 2005 compared to the same periods in 2004 because of an offsetting realized gain of $4.2 million for an investment sold in the third quarter of 2004.

The effective income tax rate for the third quarter and the year-to-date periods ended June 30, 2005 was 37.0 percent. The effective tax rates for the same periods ending June 30, 2004 were 39.0 percent and 40.6 percent, respectively. The higher effective tax rates for last year reflect the establishment of a valuation allowance on foreign net operating losses of approximately $2 million and $10 million for the three- and nine-months ended June 30, 2004. Excluding the effect of the portion of the valuation allowance related to 2003 fiscal year losses, the effective tax rate for the first nine months of 2004 would have approximated 38 percent compared to 37.0 percent for the first nine months of 2005. We continue to provide a full valuation allowance for certain foreign net operating losses in the current year. Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets.
Income from continuing operations decreased $7.0 million to $37.7 million in the third quarter of 2005 compared to $44.7 million in the prior year quarter. Year-to-date income from continuing operations also decreased $7.4 million to $134.8 million in 2005, compared to $142.2 million in the prior year comparable period. This equates to diluted earnings per share of $0.61 and $2.17 for the three- and nine-month periods of 2005, compared to $0.71 and $2.27 per share for the comparable periods of 2004.
Income from discontinued operations improved $6.0 million and $95.3 million in the three- and nine-month periods, primarily due to the $129 million pre-tax loss on the impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. During the third quarter of fiscal 2004, we also recognized an additional loss of approximately $5 million related to the sale of Hill-Rom’s infant care business resulting from concerns over our ability to complete the final transfer of an infant care investment and collect the related proceeds. The final transfer of that investment was completed during the fourth quarter of fiscal 2004, and the previously recognized loss was reversed. We also experienced an additional $1 million loss, which included final purchase price adjustments on the sale of the piped-medical gas business and additional fees associated with the infant care divestiture. The fiscal 2004 year-to-date losses also included the divested Hill-Rom piped-medical gas and infant care businesses. By 2005, all three businesses had been divested, with the exception of Forethought Federal Savings Bank (“FFSB”), whose assets and liabilities were included in discontinued operations as of June 30, 2005. FFSB’s net income for the three- and nine-month periods of 2005 was less than $1 million.
Operating Company Results of Operations
Health Care

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Revenues:
Health Care sales	$190.3	$187.1	1.7	$583.2	$528.6	10.3
Health Care rentals	$115.4	$121.3	(4.9)	$356.9	$333.2	7.1

Cost of revenues:
Health Care sales	$106.9	$99.1	7.9	$321.9	$276.5	16.4
Health Care rentals	$71.9	$69.9	2.9	$217.8	$177.8	22.5

Gross profit:
Health Care sales	$83.4	$88.0	(5.2)	$261.3	$252.1	3.6
Percent of revenues	43.8%	47.0%		44.8%	47.7%
Health Care rentals	$43.5	$51.4	(15.4)	$139.1	$155.4	(10.5)
Percent of revenues	37.7%	42.4%		39.0%	46.6%

Health Care Sales
Health Care sales revenues increased $3.2 million, or 1.7 percent, in the third quarter of 2005 compared to the third quarter of 2004. This overall increase was led by a $6.3 million increase in revenues from the EMEA segment, including a favorable foreign exchange impact of $1.7 million. The Americas/Asia Pacific segment experienced a decrease of approximately $3 million as lower pricing more than offset somewhat higher volumes.
The improved volumes in our Americas/Asia Pacific business were due to sales of the VersaCare™ bed platform, which was introduced in the second quarter of fiscal 2004 to replace our largest selling Advanta™ platform with a more feature-rich product, along with the TotalCare® and CareAssist™ bed platforms. This volume favorability was partially offset by lower Advanta™ volumes related to its discontinuance and lower architectural product volume. The overall higher volumes experienced in the Americas/Asia Pacific segment were more than offset by the effects of lower pricing of $8.1 million.
Health Care sales revenues increased $54.6 million, or 10.3 percent, to $583.2 million in the first nine months of 2005 compared to $528.6 million in the 2004 comparable period, driven primarily by increased volume and new product introductions of a combined $62 million. Volume increases were attributed primarily to the same factors impacting the quarter as discussed above, with the exception of the TotalCare® bed platform, for which volume is down somewhat due to cannibalization from VersaCare™ and the impacts of a recently launched competitive product. Additionally, higher volumes were also achieved for the year-to-date period in communications and service parts and contracts. These increases were partially offset by unfavorable pricing of nearly $13 million. EMEA revenues increased $5.8 million, reflecting favorable exchange rates of approximately $6.6 million, which was enough to offset slightly lower volumes.
Gross profit for Health Care sales decreased $4.6 million, or 5.2 percent in the three-month period ended June 30, 2005, compared to the corresponding prior year period despite slightly higher revenues in the current period. However, in the nine-month period ended June 30, 2005, gross profit increased $9.2 million, or 3.6 percent, compared to the prior year period. As a percentage of sales, gross profit was 43.8 percent and 44.8 percent in the three- and nine-month periods of 2005, respectively, compared to 47.0 percent in the third quarter of 2004 and 47.7 percent in the 2004 year-to-date period. Current year margin rates were negatively impacted by lower price realization of approximately $8.1 million and $13.3 million for the three- and nine-month periods, respectively, higher costs resulting from steel surcharges and other commodity price increases and new product transition costs. However, EMEA margin rates, as a percentage of sales, improved in both the three- and nine-month periods of 2005.
Health Care Rental
Health Care rental revenues decreased $5.9 million for the three-month period ended June 30, 2005, but increased $23.7 million for the nine-month period then ended, compared to the same periods of 2004. The year-to-date increase includes additional Mediq revenues of approximately $39.3 million resulting from the four additional months of revenue in the 2005 period, as the Mediq acquisition was completed at the end of January 2004. EMEA revenues increased slightly, driven in part by the favorable effect of exchange rates of approximately $0.4 million and $1.6 million for the three- and nine-month periods, respectively. Americas/Asia Pacific revenues, excluding the additional four months of Mediq revenue, declined $7.6 million and $19.0 million for the three- and nine-month periods, partially due to lower pricing of $5.9 million and $11.2 million, respectively. Also contributing to the overall lower rental revenues were The Vest™ revenues, which were down $6.6 million and $9.5 million from the prior year’s quarter and year-to-date periods, respectively, due to a reduction in referral volumes, negative changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses and delays in claims processing related to the final phase of our Enterprise Resource Planning System.
Health Care rental gross profit decreased $7.9 million in the third quarter of 2005 compared to the prior year period. This decline is attributable to lower pricing of $5.9 million and unfavorable field service spending of $3.7 million, primarily related to continuing customer fulfillment issues and, to a lesser degree, stabilization costs associated with the information technology launch during the quarter. EMEA margins were up slightly over the prior year providing a partial offset. As a percentage of sales, gross profit was 37.7 percent compared to 42.4 percent in the third quarter of 2004. This decrease resulted from lower pricing, higher field sales and service costs and the significant drop in high margin revenues from The Vest™.
For the nine-month period ended June 30, 2005, Health Care rental gross profit decreased $16.3 million from the prior year comparable period. The decrease in gross profit was despite four months of incremental margin related to the prior year acquisition of Mediq. As in the quarter, the year-to-date decline in Americas/Asia Pacific was due to lower pricing of $11.2 million and unfavorable field service spending of $15.7 million related primarily to continuing customer fulfillment issues. As a percentage of sales, gross profit was 39.0 percent compared to 46.6 percent in the nine-month period of 2004. As a percentage of revenues, gross margin rates decreased in the nine-month period of 2005, resulting from lower pricing in Americas/Asia Pacific, higher field sales and service costs and the drop in ARI revenues as discussed above and additionally the lower margin rates of the acquired Mediq® product lines for which there is an extra four months of such revenues in 2005.
Funeral Services

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2005	2004	% Change	2005	2004	% Change

Funeral Services:
Revenues	$160.3	$153.1	4.7	$501.4	$493.4	1.6

Cost of revenues	$76.3	$70.5	8.2	$234.5	$220.5	6.3

Gross profit	$84.0	$82.6	1.7	$266.9	$272.9	(2.2)
Percent of revenues	52.4%	54.0%		53.2%	55.3%

Funeral Services products revenues in the third quarter of 2005 increased $7.2 million, or 4.7 percent, from that reported in the prior year comparable period. Overall, burial casket volumes were basically flat during the quarter, with lower sales in higher-end metal and solid hardwood product lines offset by increased sales of veneer and lower-end metal caskets. We believe that a soft death market based on preliminary death data released by the CDC, along with the continued gradual increase in the overall growth rate for cremations were the primary drivers of the basically flat burial casket volume for the third quarter. Additionally, we continued to experience an unfavorable mix within product lines of approximately $2.5 million, resulting primarily from increases in our sales of lower-end metal and veneer products. These decreases were more than offset by favorable net price realization of $7.7 million, along with increased revenues of $1.6 million resulting from favorable volume in Options cremations products and other miscellaneous product accessories.
For the nine-month period ended June 30, 2005, Funeral Services products revenues increased $8.0 million, or 1.6 percent, from the comparable prior year period. The year-over-year results were favorably impacted by increases in net price realization of $22.9 million and favorable Options cremations products and other miscellaneous product accessories revenues of $3.1 million. This favorability was partially offset by a $14.2 million decrease in volume of burial caskets due to the soft death market and the gradual increase in cremations, along with a $5.2 million decrease in revenues from unfavorable product line mix.
Funeral Services products gross profit increased $1.4 million, or 1.7 percent, in the third quarter, and decreased $6.0 million, or 2.2 percent, in the year-to-date period of 2005 compared to the same periods of the prior year. As a percentage of sales, gross profit was 52.4 percent and 53.2 percent in the three- and nine-month periods of 2005, respectively, compared to 54.0 percent and 55.3 percent in the comparable periods of 2004. Flat and lower burial casket volume for the three- and nine-month periods, as previously discussed above under revenues, negatively impacted gross profit during the 2005 third quarter and nine-month period when compared to the same periods of 2004. Additionally, gross profit, both dollars and as a percent of sales, has been unfavorably impacted in the three- and nine-month periods by significantly increased material costs of $3.2 million and $8.9 million for steel, other metals, plastics and solid woods, an overall slightly unfavorable product mix shift, and increased fixed manufacturing costs associated with plant expansion. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products and at the same time increase its margins through volume growth and manufacturing cost reductions. Offsetting these unfavorable items and driving the quarter-over-quarter favorability were improved net price realization, higher volumes from cremation and miscellaneous products and continued productivity improvements at all of our manufacturing plants.
Gross profit percentages are exclusive of distribution costs of $20.8 million, or approximately 13.0 percent of revenues, in the third quarter of 2005, which were essentially unchanged from $20.9 million, or 13.7 percent of revenues, in the prior year period. For the year-to-date period, gross profit percentages were exclusive of distribution costs of $63.6 million, or approximately 12.7 percent of revenues, down from $65.1 million, or 13.2 percent of revenues in the prior year-to-date period. Overall, the lower volume and cost savings from continuous improvement activities more than offset higher fuel costs. Distribution costs are included in other operating expenses for all periods.
Liquidity and Capital Resources

	Nine Months Ended
	June 30,
(Dollars in millions)	2005	2004

Cash Flows Provided By (Used In):
Operating activities	$175.6	$261.3
Investing activities	(111.7)	(542.4)
Financing activities	(115.6)	194.4
Effect of exchange rate changes on cash	(0.5)	0.5

Decrease in Cash and Cash Equivalents	$(52.2)	$(86.2)

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. We have not used any off-balance sheet arrangements, other than routine operating leases. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or the incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements.
Operating Activities
For the nine-month period ended June 30, 2005, net cash provided by operating activities totaled $175.6 million compared to $261.3 million for the nine months ended June 30, 2004. The 2004 operating cash flow was impacted by the timing of the second payment made to Kinetic Concepts, Inc. (KCI) in December 2003 of $75 million ($47 million net-of-tax) under the antitrust litigation settlement reached in 2002.
Depreciation and amortization increased to $86.8 million in the nine months of 2005 from $76.1 million in the 2004 comparable period. The increase in depreciation and amortization resulted primarily from the acquisitions of ARI, Mediq and NaviCare during 2004.

In June 2005, we contributed approximately $75.5 million into our master defined benefit retirement plan, fully funding that plan. We elected to make this contribution as it was seen as a good use of our excess cash and cash equivalents based on the returns it will provide. This funding brought 2005 total contributions to our defined benefit plans to approximately $76.7 million. As a result, future funding requirements will be reduced.
Changes in working capital decreased cash from operations for both periods. In the first nine months of 2005, deferred tax assets increased from the prior year-end due to the timing of related tax items. Other reductions in operating cash flow included the increase in inventory levels from year-end, due to lower volume and the impact of increased raw material costs on inventory, and a reduction in the pension liability resulting from the pension funding discussed above. Partially offsetting these declines was a decrease in accounts receivable due to higher revenues in the quarter preceding September 30, 2004 compared to the quarter ended June 30, 2005. In addition, accounts receivable decreased as a result of improved collections from prior year-end on Health Care sales, partially offset by lower collections on Health Care rentals. In 2004, the decrease in working capital was even more significant. The KCI antitrust litigation payment referred to above was the primary driver of the decline, as well as the payout of the fiscal 2003 incentive compensation. Accounts payable declined as a result of normal repayments of traditionally higher fiscal year-end payables and inventory levels had increased at the end of June 2004. Accounts receivable performance deteriorated at June 30, 2004 from September 30, 2003.
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2005 totaled $111.7 million compared to $542.4 million for the nine months ended June 30, 2004. Capital expenditures increased slightly to $82.0 million from $79.7 million in the prior year period. Capital expenditures increased to $71.5 million from $58.2 million within Hill-Rom for the first nine months of 2005 and 2004, respectively. Batesville Casket’s capital expenditures decreased to $9.1 million from $12.8 million and Corporate’s decreased to $1.4 million from $4.7 million over the same periods, while 2004 capital expenditures also included $4.0 million at Forethought. Fiscal year 2005 capital expenditures are expected to approximate $125 million.
The first nine months of investment activity in fiscal 2005 included $121.5 million of purchases and capital calls and $101.3 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $118.2 million of the purchases and $94.2 million of the sales for the first nine months of fiscal 2005, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first nine months of fiscal 2004, current investment purchases were $27.3 million with sales of $59.7 million.
On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. In the first quarter of 2005, a payment of $8.2 million was made resulting from net revenues achieved in fiscal 2004. The remaining deferred payment of $5.7 million is payable no later than the end of calendar 2005 and is accrued in the Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004. Additional payments, including contingent payments, if any, will be payable no later than the end of calendar 2005.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.8 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at June 30, 2005, related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. Final resolution of the remaining amount in escrow is expected in the first half of fiscal 2006. Our current estimate is that any adjustment related to Mediq’s pension plan will be favorable to us. The purchase was initially funded from cash on hand and from our revolving Credit Facilities.
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
The divestiture of a substantial portion of the infant care business was completed in June 2004 with the Company receiving gross proceeds of $26 million. We received an additional $5 million in August 2004 for the final closing.
We received total cash of approximately $8 million in the acquisitions of ARI, Mediq and NaviCare during the first six months of 2004, which were reflected as a decrease in the acquisition price on the Condensed Consolidated Statements of Cash Flows.
Financing Activities
Net cash used in financing activities totaled $115.6 million for the nine months ended June 30, 2005 compared to net cash provided of $194.4 million for the nine months ended June 30, 2004. The cash provided by financing activities in 2004 related to $285 million of debt borrowing, primarily related to the Mediq acquisition.
Cash dividends paid increased to $51.6 million in the first nine months of 2005, compared to $50.5 million in the prior year comparable period. Quarterly cash dividends per share were $0.28 in 2005 and $0.27 in 2004.
Treasury stock acquired was $71.4 million in the nine months ended June 30, 2005 due primarily to open market repurchases as discussed below.
Our debt-to-capital ratio was 24.4 percent at June 30, 2005 compared to 28.1 percent at June 30, 2004. This decrease was primarily due to the $44.0 million payoff of our revolver debt in the fourth quarter of 2004 following the debt issuance in the previous quarter of $250 million to refinance the Mediq acquisition.
Other Liquidity Matters
As of June 30, 2005, cash and cash equivalents had decreased $52.2 million to $75.5 million from $127.7 million at September 30, 2004. Current investments, which are highly liquid securities, increased $24.0 million to $76.5 million at June 30, 2005 from $52.5 million at September 30, 2004.
On July 28, 2004, we replaced our previously existing senior credit facilities with a $400 million five-year senior revolving credit facility.
As of June 30, 2005, we: (i) had $15.4 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facilities, and (iii) had complete access to the remaining $384.6 million of borrowing capacity available under that facility.

We have additional uncommitted credit lines totaling $15 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of June 30, 2005, we had $13.0 million of outstanding, undrawn letters of credit under these facilities.
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
In fiscal 2000, our Board of Directors’ approved the repurchase of up to 24,289,067 shares of our common stock in the open market and through private transactions. During the nine months ended June 30, 2005, we repurchased 1,261,600 shares in the open market. As of June 30, 2005, we had 1,578,400 remaining shares authorized for repurchase. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.
We believe that cash on hand and generated from operations and amounts available under our five-year credit facility, along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, if in any of the antitrust lawsuits filed against us, as described in Footnote 9 of the Condensed Consolidated Financial Statements, a class is certified and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a significant material adverse effect on our results of operations, financial condition and/or liquidity.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007.
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
At its November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 is appropriate.
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
The Act has significantly changed the tax rules for nonqualified deferred compensation plans including the Company’s plans and executive and key employee contracts that have deferral or other delayed payment features. As of January 1, 2005, we believe we have been in operational compliance with applicable legal and regulatory requirements. Pending issuance of final rules from the U.S. Department of the Treasury, we will make appropriate amendments to Board plans, executive plans and executive contracts as required before the current December 31, 2005 deadline.
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
We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors – many of which are beyond our control – that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:
•	Failure by us or our suppliers to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences. For example, during the third quarter of fiscal 2005, the FDA announced that Vail Products was permanently ceasing the manufacture, sale, and distribution of all Vail enclosed bed systems. As a result, we recorded a $1.7 million impairment on the Vail enclosure beds in our Health Care rental fleet.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors. The introduction of new products may cause customers to defer purchases of existing products, which could have an adverse effect on sales.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations (“GPOs”). Our contracts with six of the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which are sole-source or dual-source contracts, will reach the end of their current terms in calendar year 2005. Given the industry trend toward multi-source GPO agreements and other factors, we will not be able to retain sole-source or dual-source status in all situations where we have expiring sole-source or dual-source agreements. If we are unable to retain current sole-source or dual-source positions in contracts with these GPOs, our results of operations could be materially adversely affected. Additionally, Batesville Casket has sole-source contracts with two of its large national accounts that reach the end of their current terms in calendar year 2005. The contracts with these two national accounts represent a material part of Batesville’s business. Batesville is currently in contract renewal negotiations with these two national accounts. The funeral services industry is becoming even more competitive given the excess capacity that exists in the industry, along with the introduction of foreign-sourced products. The results of these negotiations could result in some changes to our relationships with these national accounts that may include a lower product line mix, a reduction in average wholesale price, lower volume and/or a modification in sourcing provisions. Any combination of these items may have a materially adverse effect on our financial condition, results of operations and cash flows.

•	Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions associated with announced restructuring, realignment and cost reduction activities, including the restructuring activities announced in July and August 2005 and those of the prior year. These activities may not provide the full efficiency and cost reduction benefits we expect from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected if our restructuring and realignment efforts prove ineffective.

•	During the third quarter, we implemented the final phase of our Enterprise Resource Planning System with respect to Hill-Rom’s domestic rental business. Due to complexities and business process changes associated with this implementation, we have encountered a number of issues related to the start-up of the system, including improper billings to customers, customer disruptions and the loss of some business. We continue to devote additional resources to the stabilization of our rental business system. If we are unsuccessful, our relationships with certain customers could be adversely affected.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters. We continue to incur significant legal costs in the defense of antitrust litigation matters involving both Hill-Rom and Batesville Casket and expect these increased costs to continue for the foreseeable future. Moreover, if class certification is granted in any of these antitrust matters and the plaintiffs prevail at trial, our results of operations, financial position and liquidity could be materially adversely affected.

•	Our funeral services business is facing increasing competition from a number of non-traditional sources, including internet casket retailers, large retail discount stores, and caskets manufactured abroad and imported into North America.

•	We may not be able to execute our growth strategy if we are unable to successfully acquire and integrate other companies in the health care industry.

•	Our success depends on our ability to retain our executive officers and other key personnel. As a result of our recent consolidation of management functions at Hillenbrand corporate and Hill-Rom and other realignment initiatives, the potential risks to our business of our inability to retain key personnel may be magnified.

•	A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

•	Volatility of our investment portfolio could negatively impact earnings.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
In the third quarter of fiscal 2004, we entered into interest rate swap agreements to effectively convert $200 million of our fixed rate long-term debt to variable rates. The gains or losses arising from the changes in the fair value of the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. As of June 30, 2005, the fair value of the interest rate swap contracts reflected a gain of approximately $1.9 million.
Item 4. CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (“the Certifying Officers”) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 was (i) accumulated and communicated to management, including the Certifying Officers, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
During the quarter ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the implementation of the final phase of our Enterprise Resource Planning system with respect to the domestic rental business of Hill-Rom. This final phase, which went online effective May 9, 2005, consisted of the order management system used to process and accumulate financial data principally supporting rental revenues and receivables and various accrual accounts specific to our rental business. The system is also critical to the operational management of the rental business, including reporting utilized directly by our customers in the management of their business operations.
Due to the complexities and inherent business process changes associated with this implementation, including the integration of order management activities related to the prior year acquisitions of Mediq and ARI, we have encountered a number of issues related to the start-up of this system. These issues have manifested themselves in the following key areas:
•	Improper billings to customers

•	Order fulfillment and rental asset inventory accuracy

•	Reporting of customer and management operational information

•	Customer disruption and the loss of some business
As a result of the implications associated with these issues and since certain controls within the system were not fully functioning as intended during the quarter, management took additional actions to ensure the financial statements and related financial information presented in this Form 10-Q present fairly, in all material respects the Company’s financial condition and results of operations in accordance with generally accepted accounting principles. These actions included, but were not limited to, the following:
•	Establishment of dedicated, multi-functional teams to identify and resolve data conversion and system function issues

•	Performance of incremental substantive procedures, including analytical assessments, to validate the accuracy of key financial balances and amounts

•	Detailed testing of reports used in the substantive procedures outlined above

•	Assessment and quantification of known, significant conversion or system function issues

Management will continue to monitor internal control over financial reporting with respect to this recent system implementation, and in all other areas, and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements. We continue to devote additional resources to the stabilization of our rental business system and will continue to do so until such time that we can effectively rely on the internal controls inherent within the system and eliminate many of the temporary manual controls that we have put in place.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, see Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the plans
Period	Purchased[1]	Paid per Share	Programs [2]	of Programs
April 1, 2005 — April 30, 2005	192,882	55.64	192,800	2,108,000
May 1, 2005 — May 31, 2005	304,020	50.02	298,000	1,810,000
June 1, 2005 — June 30, 2005	232,013	50.51	231,600	1,578,400
Total	728,915	51.67	722,400	1,578,400

1	The total number of shares purchased includes: (i) shares purchased pursuant to the 2000 plan described in footnote (2) below; and (ii) shares purchased in connection with employee payroll tax withholding for restricted and deferred stock distributions totaling 82 shares, 6,020 shares and 413 shares, respectively, for the months of April, May and June, 2005.

2	This column discloses the number of shares purchased through the publicly announced program approved by the Board of Directors. The shares purchased in the current quarter were purchased through open market transactions. In January 2000, the Board of Directors had approved the repurchase of a total of 24,289,067 shares. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.
Item 5. OTHER INFORMATION
Between August 5 and August 8, 2005, after review by and approval from the Compensation and Management Development Committee of the Hillenbrand Board of Directors based on a compensation study performed by an independent and nationally recognized compensation consulting firm retained by that Committee, Hillenbrand entered into new employment agreements with senior executives, including Kenneth Camp, Batesville’s Chief Executive Officer and President, Gregory Miller, Hillenbrand’s Senior Vice President and Chief Financial Officer, Patrick de Maynadier, Hillenbrand’s Vice President, General Counsel and Secretary, and Bruce Bonnevier, Hillenbrand’s Vice President, Human Resources (each of whom is anticipated to be a named executive officer in the Company’s 2006 Proxy Statement and shall be referred to collectively as the “Named Executives”) and other senior executive officers of Hillenbrand and Hill-Rom. Mr. Miller’s base salary was increased from $246,000 to $325,000. Messrs. Camp’s, de Maynadier’s and Bonnevier’s base salaries remained unchanged from those in effect under their prior employment agreements. As disclosed in Hillenbrand’s 2005 Proxy Statement, bonus compensation under Hillenbrand’s Short-Term Incentive Compensation Program is determined by first establishing a performance base (“Performance Base”) and a target (“Target”) for Hillenbrand and each subsidiary. Short-term incentive compensation opportunity for each of the Named Executives, other than Mr. Camp, is equal to 50% of base salary upon achievement of the Performance Base and up to 100% of base salary upon achievement of the Target. Mr. Camp’s opportunity remains at 75% of his base salary upon achievement of the Performance Base and up to 100% of base salary upon achievement of the Target.
The revised employment agreements entered into with each of the Named Executives and the other senior executive officers of Hillenbrand and Hill-Rom are substantially similar to those previously entered into between Hillenbrand and Messrs. Camp, Bonnevier and de Maynadier. The employment agreements set forth the basic duties of the officers and provide that each officer is entitled to receive a base salary, incentive compensation payable in Hillenbrand’s discretion and such additional compensation, benefits and perquisites as Hillenbrand may deem appropriate. The employment agreements are terminable by either Hillenbrand or the executive on sixty days’ notice, or pay in lieu of notice, and are terminable at any time by Hillenbrand for cause, as defined in each employment agreement. If an executive is terminated other than for cause, Hillenbrand is required to pay severance to the executive in an amount equal to twelve months of the executive’s base salary, with payments commencing six months after the time of termination. Until the first anniversary of the election of a permanent Chief Executive Officer to replace Rolf Classon, such severance amount will be in an amount equal to twenty-four months of the executive’s base salary. For the twelve months after the one-year anniversary of the employment of the permanent CEO, the additional severance will be reduced each month, returning the total severance benefit to twelve months of the executive’s base salary upon the second anniversary of the employment of the permanent CEO. The employment agreements also contain limited non-competition and non-solicitation agreements of the executives, which continue generally for a period of two years after the termination of the executive’s employment.
Also on August 4, 2005, the Board of Directors named Richard Keller as Vice President, Controller and Chief Accounting Officer of Hillenbrand. Mr. Keller, 43, had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of Hillenbrand from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP. The details of Mr. Keller’s employment agreement will be forthcoming when available.
For a discussion of recently announced restructuring actions, see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report.

Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005. (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005.)

Exhibit 10.2	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005. (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005.)

Exhibit 10.3	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005. (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005.)

Exhibit 10.4	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 8, 2005, as amended.

Exhibit 10.5	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 8, 2005, as amended.

Exhibit 10.6	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated August 8, 2005, as amended.

Exhibit 10.7	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Kenneth A. Camp dated August 8, 2005, as amended.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: August 9, 2005	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Senior Vice President,
Chief Financial Officer

DATE: August 9, 2005	BY:	/S/	Richard G. Keller

Richard G. Keller
Vice President, Controller
and Chief Accounting Officer