Form 10-K/A
period 2004-09-30
HILLENBRAND INDUSTRIES INC
filed 2005-12-16
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1 to Form 10-K)
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004	Commission File No. 1-6651
HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1069 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☑
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
Common Stock, without par value — $3,869,555,300 as of March 31, 2004
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 61,989,311 as of November 19, 2004.
     Documents incorporated by reference.
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders — Part III.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended September 30, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on December 7, 2004 (“Original Filing”), reflects a restatement (“Restatement”) of the Consolidated Financial Statements of Hillenbrand Industries, Inc. as discussed in Note 17 to the Consolidated Financial Statements.
This Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing and we have revised language in these Items from the Original Filing to reflect the Restatement. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the SEC subsequent to the filing of the Original Filing, including the Quarterly Reports on Form 10-Q for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005, which have previously been filed. In addition, the exhibit list in Item 15 of Part IV has not been updated except to reflect that an updated consent of our independent registered public accounting firm and currently dated certifications from our Interim President and Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.
With this filing, the Company has amended the Original Filing. As such, the consolidated financial statements as of and for the fiscal years ended September 30, 2004 and 2003, the quarterly periods presented and the report of independent registered public accounting firm and related financial information contained in the Original Filing should no longer be relied upon. In addition, the fiscal 2005 and 2004 financial information contained in the Company’s quarterly reports on Form 10-Q for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005, as previously filed, should no longer be relied upon.

HILLENBRAND INDUSTRIES, INC.
Amendment No. 1 to Annual Report on Form 10-K/A
September 30, 2004

Page
PART II
Item 6. Selected Financial Data	4
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Risk Factors	40
Item 8. Financial Statements and Supplementary Data	45
Item 9A. Controls and Procedures	97

PART IV

Item 15. Exhibit and Financial Statement Schedules	98
SIGNATURES	105
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

Item 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for the fiscal years ended September 30, 2004, September 30, 2003 and the ten month period ended September 30, 2002. Fiscal years 2004 and 2003 have been restated pursuant to the items disclosed in Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Fiscal years 2000-2001 are presented based on our previous fiscal year-end of the Saturday nearest November 30. Also presented are comparable unaudited data for the twelve-month periods ended September 30, 2002 and 2001. Prior years’ financial data has been restated to reflect Forethought as a discontinued operation.

	Fiscal	Fiscal			Ten Months
	Year	Year	Twelve Months Ended		Ended	Fiscal Year Ended
	Ended	Ended	September 30,		September 30,	December 1,	December 2,
	2004	2003	2002	2001	2002	2001	2000
	(As	(As	(Unaudited)				(53 weeks)
	Restated)	Restated)	(In millions except per share data)
Net revenues (a)	$1,829	$1,695	$1,736	$1,674	$1,393	$1,673	$1,637

Income (loss) from continuing operations (a)	$188	$181	$56	$130	$(17)	$169	$130

(Loss) income from discontinued operations (a)	(45)	8	(12)	23	7	1	24

Net income (loss) (a)	$143	$189	$44	$153	$(10)	$170	$154

Income (loss) per share from continuing operations — Basic (a)	$3.02	$2.91	$0.90	$2.06	$(0.28)	$2.70	$2.06

(Loss) income per share from discontinued operations — Basic (a)	(0.72)	0.14	(0.20)	0.38	0.12	0.01	0.38

Net income (loss) per share-Basic (a)	$2.30	$3.05	$0.70	$2.44	$(0.16)	$2.71	$2.44

Income (loss) per share from continuing operations — Diluted (a)	$3.00	$2.90	$0.90	$2.05	$(0.28)	$2.69	$2.06

(Loss) income per share from discontinued operations — Diluted (a)	(0.72)	0.14	(0.20)	0.38	0.12	0.01	0.38

Net income (loss) per share-Diluted (a)	$2.28	$3.04	$0.70	$2.43	$(0.16)	$2.70	$2.44

Total assets	$2,069	$5,475	$5,455	$4,949	$5,455	$5,072	$4,597

Long-term debt	$360	$155	$322	$302	$322	$305	$302

Cash dividends per share	$1.08	$1.00	$0.98	$0.83	$0.77	$0.84	$0.80
Note: Certain per share amounts may not accurately add due to rounding.

(a)	The selected financial data presented above includes a number of non-recurring and special charges. Following is a summary of these charges, on a net-of-tax basis. The amounts are summarized based upon the line items within the Statements of Consolidated Income (Loss) impacted. Further discussion regarding these adjustments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal	Fiscal			Ten Months
	Year	Year	Twelve Months Ended		Ended	Fiscal Year Ended
	Ended	Ended	September 30,		September 30,	December 1,	December 2,
	2004	2003	2002	2001	2002	2001	2000
	(As	(As	(Unaudited)				(53 weeks)
	Restated)	Restated)	(In millions except per share data)
Items Net-of-Tax:

Net Revenues

CMS claims resolution	—	(2)	—	—	—	—	—

Litigation Charge

Litigation charge	—	—	158	—	158	—	—

Special Charges

Severance and benefit costs, asset impairments and other realignment activities	4	6	3	18	3	14	2

Operating Expense

Write-off of technology asset	—	—	4	—	4	—	—

Other (Income) Expense, net

Net realized capital (gains) losses and impairments	—	11	7	—	7	—	—

Loss on extinguishment of debt	4	11	—	—	—	—	—

Income Taxes

Reversal of tax reserves and adjustments to valuation allowance	—	—	(32)	—	(6)	(26)	—

Impact on continuing operations	$8	$26	$140	$18	$166	$(12)	$2

Discontinued Operations

Net realized capital (gains) losses and impairments	$(2)	$21	$30	$1	$11	$20	$1

Severance and benefit costs, asset impairments and other realignment activities	—	—	7	—	—	7	—

Loss on impairment of discontinued operations	71	—	—	—	—	—	—

Other	—	—	(6)	—	(6)	—	—

Impact on discontinued operations	$69	$21	$31	$1	$5	$27	$1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes included under Item 8 of this Form 10-K/A.
This Form 10-K/A reflects a restatement (the “Restatement”) to our Annual Report on Form 10-K for the years ended September 30, 2004 and 2003, initially filed with the Securities and Exchange Commission (“SEC”) on December 7, 2004 (the “Original Filing”), as further discussed in Note 17 to the Consolidated Financial Statements.
In the preparation of this Form 10-K/A, we have revised language within Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Original Filing only to reflect the Restatement. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.
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
RESULTS OF OPERATIONS
Effective for fiscal year 2002, we changed our fiscal year-end to September 30 from the Saturday nearest November 30 of each year. As a result of this change, the Statements of Consolidated Income (Loss), Statements of Consolidated Cash Flows and Statements of Consolidated Shareholders’ Equity and Comprehensive Income presented in this Form 10-K/A reflect the Fiscal Years Ended September 30, 2004 and 2003, and the Ten Months Ended September 30, 2002.
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

The following table presents comparative operating results for all periods discussed within Management’s Discussion and Analysis:

(Dollars in millions except
per share data)	Fiscal		Fiscal		Twelve		Ten
	Year Ended		Year Ended		Months Ended		Months Ended
	September 30,	% of	September 30,	% of	September 30,	% of	September 30,	% of
	2004	Revenues	2003	Revenues	2002	Revenues	2002	Revenues
	(As Restated)		(As Restated)		(Unaudited)
Net Revenues
Health Care sales	$737	40.3	$749	44.2	$787	45.3	$615	44.2
Health Care rentals	452	24.7	318	18.8	328	18.9	268	19.2
Funeral Services sales	640	35.0	628	37.0	621	35.8	510	36.6

Total Revenues	$1,829	100.0	$1,695	100.0	$1,736	100.0	$1,393	100.0

Gross Profit
Health Care sales	$355	48.2	$379	50.6	$394	50.1	$304	49.4
Health Care rentals	203	44.9	157	49.4	156	47.6	127	47.4
Funeral Services sales	350	54.7	349	55.6	336	54.1	275	53.9

Total Gross Profit	908	49.6	885	52.2	886	51.0	706	50.7
Other operating expenses	582	31.8	544	32.1	585	33.7	485	34.8
Litigation charge	—	—	—	—	250	14.4	250	17.9
Special charges	6	0.3	9	0.5	5	0.3	4	0.3

Operating Profit (Loss)	320	17.5	332	19.6	46	2.6	(33)	(2.3)
Other income (expense), net	(12)	(0.7)	(52)	(3.1)	(27)	(1.5)	(22)	(1.6)

Income (Loss) from Continuing Operations Before Income Taxes	308	16.8	280	16.5	19	1.1	(55)	(3.9)
Income tax expense (benefit)	120	6.5	99	5.8	(37)	(2.1)	(38)	(2.7)

Income (Loss) from Continuing Operations	188	10.3	181	10.7	56	3.2	(17)	(1.2)
(Loss) income from discontinued operations	(45)	(2.5)	8	0.5	(12)	(0.7)	7	0.5

Net Income (Loss)	$143	7.8	$189	11.2	$44	2.5	$(10)	(0.7)

Income (loss) per common share from continuing operations	$3.00	N/A	$2.90	N/A	$0.90	N/A	$(0.28)	N/A
(Loss) income per common share from discontinued operations	(0.72)	N/A	0.14	N/A	(0.20)	N/A	0.12	N/A

Net Income (Loss) per Common Share — Diluted	$2.28	N/A	$3.04	N/A	$0.70	N/A	$(0.16)	N/A

The financial results presented herein include a number of other items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year	Fiscal Year	Twelve Months	Ten Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2002	2002
(Dollars in millions)	(As Restated)	(As Restated)

Pre-tax Items:
Net Revenues
CMS claims resolution	$—	$(3)	$—	$—
Litigation charge	—	—	250	250
Special charges	6	9	5	4
Operating Expense
Write-off of technology asset	—	—	5	5
Other (Income) Expense, net
Loss on extinguishment of debt	6	16	—	—
Net realized capital (gains) losses and impairments	—	17	11	11
Income Taxes:
Reversal of tax reserves and adjustments to valuation allowance	—	—	(32)	(6)

Discontinued Operations
Items (net-of-tax):
Net realized capital (gains) losses and impairments	(2)	21	30	11
Special charges	—	—	7	—
Loss on impairment of discontinued operations	71	—	—	—
Other	—	—	(6)	(6)

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
Income from continuing operations increased in 2004 to $188 million, or $3.00 per diluted share, compared to $181 million, or $2.90 per diluted share in 2003. The increase related to the decrease in other income and expense partially offset by the increase in income tax expense in 2004. Considering the effect of the pre-tax items outlined in the table of unusual items, income from continuing operations was adversely impacted by $12 million in 2004 and $39 million in 2003.
In February 2004, we entered into a definitive agreement for the sale of Forethought. At that time an impairment on discontinued operations of $96 million, net of a $33 million income tax benefit, was recorded based on the terms of the deal. With the subsequent completion of the sale in the fourth quarter, the net loss was adjusted to $89 million. The lower loss was the result of closing adjustments associated primarily with an increase in proceeds related to an increase in the statutory adjusted book value of Forethought, partially offset by additional acquisition costs. In September 2003, we entered into a definitive agreement to sell the piped-medical gas business of Hill-Rom. Also in September 2003, we announced an agreement to sell the Air-Shields infant care business of Hill-Rom. The sale of the piped-medical gas business closed in October 2003 while the sale of the infant care business closed in the third quarter of fiscal 2004. Net gains were recognized on the divestitures of both businesses in the combined amount of $18 million.
As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $45 million in 2004 compared to net income of $8 million in the prior year. The net loss in 2004 included the $89 million loss (net-of-tax) on impairment of discontinued operations related to Forethought, partially offset by the $18 million in gains (net-of-tax) recognized on the dispositions of Hill-Rom’s piped-medical gas and infant care businesses. The loss was further offset by income from operations at Forethought of $22 million (net-of-tax), which increased from the prior year due to an improvement in net capital gains and losses recognized at Forethought, along with income from operations for the piped-medical gas and infant care businesses of a combined $4 million (net-of-tax). (See Note 3 to Consolidated Financial Statements for further details).
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
Income from continuing operations increased in 2003 to $181 million, or $2.90 on a diluted earnings per share basis, compared to $56 million, or $0.90 on a diluted earnings per share basis in 2002. The increase related primarily to the KCI litigation charge of $250 million, $158 million net-of-tax, taken in 2002. In addition, 2003 income was adversely impacted by a charge of $16 million, $11 million net-of-tax, in Other expense associated with the completion of a bond tender offer. Considering the effect of the pre-tax items outlined in the table of unusual items, income from continuing operations was adversely impacted by $39 million in 2003 and $271 million in 2002. Income in 2002 was favorably impacted by the release of approximately $32 million of previously provided tax reserves.
We have reported divested businesses as discontinued operations for all years presented. The results from discontinued operations reflect net income of $8 million in 2003 compared to a net loss of $12 million in the prior year. The comparative results for discontinued operations were favorably impacted by lower capital losses at Forethought in 2003 compared to 2002, $21 million compared to $30 million, respectively, both on a net-of-tax basis, along with general improvements in the underwriting business and higher investment income at Forethought. The reported loss in 2002 also included $7 million of special charges related to discontinued businesses, offset by a favorable patent litigation settlement in the amount of approximately $6 million, both on a net-of-tax basis. The fiscal 2002 loss was also impacted by a higher than normal effective tax rate associated with the provision of approximately $5 million of deferred tax liability associated with Forethought’s decision to surrender company-owned life insurance policies. (See Note 3 to Consolidated Financial Statements for further details).
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
The results from discontinued operations reflected net income of $8 million in 2003 compared to $7 million for the ten months ended September 30, 2002. Results in 2003 were favorably impacted by the additional two months of earnings included in 2003 compared to the prior year period when we changed our year-end to September 30, along with improved operating results at Forethought related to higher underwriting and investment income. This favorability of $12 million was offset by the negative effects of the higher net capital losses and impairments of $21 million recognized in 2003 compared to $11 in the 2002 period, both on a net-of-tax basis. The reported income for 2002 also included a favorable patent litigation settlement in the amount of approximately $6 million, net-of-tax, offset by a provision of approximately $5 million for deferred taxes associated with Forethought’s decision to surrender company-owned life insurance policies. (See Note 3 to Consolidated Financial Statement for further details).
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
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
(Dollars in millions)	(As Restated)

Cash Flows Provided By (Used In):
Operating activities	$348	$366	$318
Investing activities	(511)	(164)	(300)
Financing activities	135	(155)	(15)
Effect of exchange rate changes on cash	1	2	1

(Decrease) Increase in Cash and Cash Equivalents	$(27)	$49	$4

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
Operating Activities
For the fiscal year ended September 30, 2004, net cash provided by operating activities totaled $348 million compared to $366 million for the prior year. The operating cash flow was heavily influenced by the 2004 loss on impairment of discontinued operations of $71 million, net-of-tax, and the timing of payments made to KCI under the antitrust litigation settlement reached in 2002. Payments of $175 million ($111 million net-of-tax) and $75 million ($47 million net-of-tax) were made in January 2003 and December 2003, respectively.
Depreciation, amortization and the write-down of intangibles increased to $108 million in 2004 from $75 million in 2003. The increase in depreciation and amortization in 2004 related primarily to the acquisitions of ARI, Mediq and NaviCare during the current year. Amortization expense also increased as a result of the continued rollout of our enterprise-wide technology platform.

Changes in working capital decreased cash from operations. The KCI antitrust litigation payment referred to above was the primary driver of the decline. Accounts receivable increased over the prior year, resulting from businesses acquired during the year and an increase in overall days revenues outstanding. Our Hill-Rom collection operations were recently brought in-house, after previous management by an outside vendor, in an effort to improve collections activity. Inventories increased from the prior year-end as a result of increased raw material costs at Hill-Rom and Batesville Casket, lower volumes and inventory build in response to labor negotiations with the Steelworkers Union at Batesville Casket’s Batesville location, which were successfully concluded late in the fourth quarter, and inventory build for new product roll-outs and lower volumes at Hill-Rom. Also contributing to the decline in working capital was a decrease in accrued incentive compensation driven by results falling short of our targeted incentive levels, partially offset by year-over-year salary increases. Although accounts payable increased slightly over the prior year-end, we experienced an overall decline in the management of accounts payable, as we acquired approximately $18 million of accounts payable in the ARI, Mediq and NaviCare transactions. A reduction of deferred taxes, influenced by the timing of payments related to the KCI antitrust litigation referred to above, provided a partial offset to the decline.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2004 totaled $511 million compared to $164 million for the fiscal year ended September 30, 2003. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform, expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Fiscal year 2004 capital expenditures also included capital expenditures at ARI, Mediq and NaviCare. Capital expenditures in 2003 included the purchase by Batesville Casket of certain intellectual property related to the former Marsellus Casket Company. The year-over-year increase in capital expenditures related primarily to incremental requirements for the Mediq rental business. Investing activities in 2003 also included $14 million of minority investments made throughout the Company.
Investment activity in fiscal 2004 included $85 million of purchases and capital calls and $85 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $81 million of the purchases and $62 million of the sales for fiscal 2004, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In fiscal 2003, current investment purchases were $110 million, with sales of $280 million.
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
Our long-term debt-to-capital ratio was 23.4 percent at September 30, 2004 compared to 11.4 percent at September 30, 2003. This increase was primarily due to the $250 million debt issuance described above. This increase was partially offset by the repurchase of $47 million of our debt in the third quarter of fiscal 2004 and $157 million of our debt during the fourth quarter of fiscal 2003.
Other Liquidity Matters
As of September 30, 2004, cash and cash equivalents (excluding investments in insurance operations) had decreased $27 million to $128 million from $155 million at September 30, 2003. Current investments, which are highly liquid securities, increased $19 million to $52 million at September 30, 2004 from $33 million at September 30, 2003.
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

We believe that cash on hand, marketable securities, cash generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, in connection with the Spartanburg antitrust litigation, if a class is certified and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our financial condition and liquidity.
Contractual Obligations and Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, following are tables of contractual obligations and commercial commitments as of September 30, 2004 (all amounts in millions):

	Payments Due by Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years

Long-Term Debt	$360	$—	$—	$256	$104
Interest Payments Relating to Long- Term Debt (1)	$161	$19	$37	$37	$68
Information Technology Infrastructure (2)	$159	$27	$54	$52	$26
Capital Lease Obligations	$2	$1	$1	$—	$—
Operating Lease Obligations	$75	$22	$30	$20	$3
Investment Commitments (3)	$19	$17	$2	$—	$—
Minimum Pension Funding (4)	$27	$9	$18	$—	$—
Purchase Obligations (5)	$17	$17	$—	$—	$—
Total Contractual Cash Obligations	$820	$112	$142	$365	$201

(1)	Interest payments on our long-term debt is projected based on the contractual rates of those debt securities including the $250 million 4.5 percent debt securities dated June 7, 2004. However, $200 million of our 4.5 percent debt securities are subject to interest rate swap agreements, effectively converting the securities from 4.5 percent fixed rate interest to variable rate interest, calculated at LIBOR plus 0.15 percent. For the 2004 period in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 1.7 percent. Since we are unable to project future LIBOR rates we have opted to project interest payments based on the contractual rates of our debt.

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
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions increased in 2004 to 21,449,067 shares. As of September 30, 2004, we had Board of Directors’ authorization to repurchase up to a total of 2,840,000 additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 620,619 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2004 under provisions of our various stock-based compensation plans.
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
CRITICAL ACCOUNTING POLICIES
Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A more detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements included in this Form 10-K/A.
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
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $86 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards and capital loss carryforwards.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Management	46
Report of Independent Registered Public Accounting Firm	48
Statements of Consolidated Income (Loss) for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	49
Consolidated Balance Sheets at September 30, 2004 and 2003	50
Statements of Consolidated Cash Flows for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	52
Statements of Consolidated Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002	53
Notes to Consolidated Financial Statements	54
Financial Statement Schedule for the fiscal years ended September 30, 2004 and September 30, 2003 and the ten months ended September 30, 2002:
Schedule II — Valuation and Qualifying Accounts	103
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF MANAGEMENT
(AS RESTATED)
Management of Hillenbrand Industries is responsible for the preparation, fairness and integrity of our financial statements and other information included in this Form 10-K/A. The financial statements have been prepared in accordance with generally accepted accounting principles applied on a materially consistent basis. Where necessary, management has made informed judgments and estimates as to the outcome of events and transactions, with due consideration given to materiality.
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management has revised its Report of Management as originally included in our Annual Report on Form 10-K filed on December 7, 2004. In that report, management concluded that our policies, procedures and internal control systems provided reasonable assurance that assets were safeguarded and transactions were properly recorded and executed in accordance with its authorization. Subsequent to the filing of the Annual Report on Form 10-K, we identified errors in the 2004 and 2003 financial statements and have restated those annual financial statements in this filing on Form 10-K/A. With the identification of these errors, management concluded that the errors resulted from control deficiencies that represented material weaknesses in internal control over financial reporting in the areas of accounting for goodwill and income taxes, as further described below. These errors, as outlined in Note 17 to the Consolidated Financial Statements, related to the allocation of goodwill to businesses to be disposed of and the accounting for income taxes related to such dispositions.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, the Company did not maintain effective controls over (i) the accuracy of its accounting for goodwill or (ii) the accuracy of its accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls to properly allocate goodwill to the carrying value of businesses to be disposed of or effective review controls over the differences between the income tax basis and the financial reporting basis associated with the tax losses incurred on the disposition of discontinued operations. Each of these control deficiencies resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that each of these control deficiencies constituted a material weakness.

Rolf A. Classon
Interim President and Chief Executive Officer
Gregory N. Miller
Senior Vice President and Chief Financial Officer
Richard G. Keller
Vice President — Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and
Board of Directors of
Hillenbrand Industries, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for the fiscal years ended September 30, 2004 and 2003 and the ten months ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 17 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements and financial statement schedule.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 3, 2004, except for the restatement discussed in
Note 17, as to which the date is December 16, 2005

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	(As Restated	(As Restated
	See Note 17)	See Note 17)
	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002

Net Revenues
Health Care sales	$737	$749	$615
Health Care rentals	452	318	268
Funeral Services sales	640	628	510

Total revenues	1,829	1,695	1,393

Cost of Revenues
Health Care cost of goods sold	382	370	311
Health Care rental expenses	249	161	141
Funeral Services cost of goods sold	290	279	235

Total cost of revenues	921	810	687

Gross Profit	908	885	706
Other operating expenses	582	544	485
Litigation charge (Note 16)	—	—	250
Special charges (Note 5)	6	9	4

Operating Profit (Loss)	320	332	(33)
Other income (expense), net:
Interest expense	(15)	(19)	(14)
Investment income	9	9	9
Loss on extinguishment of debt (Note 7)	(6)	(16)	—
Other	—	(26)	(17)

Income (Loss) from Continuing Operations Before Income Taxes	308	280	(55)
Income tax expense (benefit)	120	99	(38)

Income (Loss) from Continuing Operations	188	181	(17)
Discontinued Operations (Note 3):
(Loss) income from discontinued operations (including loss on impairment of discontinued operations of $107, $0 and $0)	(71)	13	20
Income tax (benefit) expense	(26)	5	13

(Loss) income from discontinued operations	(45)	8	7

Net Income (Loss)	$143	$189	$(10)

Income (loss) per common share from continuing operations — Basic	$3.02	$2.91	$(0.28)
(Loss) income per common share from discontinued operations — Basic	(0.72)	0.14	0.12

Net Income (Loss) per Common Share — Basic	$2.30	$3.05	$(0.16)

Income (loss) per common share from continuing operations — Diluted	$3.00	$2.90	$(0.28)
(Loss) income per common share from discontinued operations — Diluted	(0.72)	0.14	0.12

Net Income (Loss) per Common Share — Diluted	$2.28	$3.04	$(0.16)

Dividends per Common Share	$1.08	$1.00	$0.77

Average Common Shares Outstanding — Basic	62,237,404	62,032,768	62,653,922

Average Common Shares Outstanding — Diluted	62,725,372	62,184,537	62,653,922

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(As Restated	(As Restated
	See Note 17)	See Note 17)
	September 30,	September 30,
	2004	2003

ASSETS

Current Assets
Cash and cash equivalents	$128	$155
Current investments	52	33
Trade accounts receivable, less allowances of $31 in 2004 and $26 in 2003 (Note 1)	417	361
Inventories (Note 1)	122	92
Deferred income taxes (Notes 1 and 12)	12	63
Other	16	17

Total current assets	747	721

Equipment Leased to Others (Note 1)	325	200
Less accumulated depreciation	174	143

Equipment leased to others, net	151	57

Property (Note 1)	679	655
Less accumulated depreciation	458	448

Property, net	221	207

Investments (Note 1)	79	68

Other Assets
Intangible assets:
Goodwill (Notes 1 and 4)	429	146
Software and other (Note 1)	190	106
Notes receivable, net of discount (Note 6)	105	—
Deferred charges and other assets	49	41

Total other assets	773	293

Assets of Discontinued Operations (Note 3)	98	30

Insurance Assets (Note 14)
Investments	—	3,334
Deferred acquisition costs	—	695
Deferred income taxes	—	6
Other	—	64

Total insurance assets	—	4,099

Total Assets	$2,069	$5,475

	September 30,	September 30,
	2004	2003

LIABILITIES

Current Liabilities
Trade accounts payable	$93	$87
Short-term borrowings	11	5
Income taxes payable (Note 12)	—	13
Accrued compensation	87	104
Accrued litigation charge (Note 16)	—	75
Accrued product warranties (Note 1)	19	21
Accrued customer rebates	22	22
Other	76	52

Total current liabilities	308	379

Long-Term Debt (Notes 7 and 10)	360	155

Other Long-Term Liabilities	124	116

Deferred Income Taxes (Notes 1 and 12)	5	6

Insurance Liabilities (Note 14)
Benefit reserves	—	2,728
Unearned revenue	—	806
General liabilities	—	68

Total insurance liabilities	—	3,602

Liabilities of Discontinued Operations (Note 3)	92	7

Total Liabilities	889	4,265

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY (Notes 8 and 9)

Common stock — without par value:
Authorized — 199,000,000 shares
Issued — 80,323,912 shares in 2004 and 2003	4	4
Additional paid-in capital	62	47
Retained earnings	1,659	1,583
Accumulated other comprehensive income (Note 1)	6	118
Treasury stock, at cost: 2004 — 18,363,520 shares 2003 — 18,508,939 shares	(551)	(542)

Total Shareholders’ Equity	1,180	1,210

Total Liabilities and Shareholders’ Equity	$2,069	$5,475

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	(As Restated	(As Restated
	See Note 17)	See Note 17)
	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002

Operating Activities
Net income (loss)	$143	$189	$(10)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	108	75	71
Accretion and capitalized interest on financing provided on divestiture	(4)	—	—
Net capital (gains) losses — Insurance	(4)	49	27
Litigation charge	—	—	250
Provision for deferred income taxes from continuing operations	37	71	(85)
Loss on divestiture of discontinued operations, net-of-tax	71	—	—
Loss on disposal of fixed assets	11	5	4
Loss on extinguishment of debt	6	16	—
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	(14)	(5)	34
Inventories	(23)	(5)	—
Other current assets	73	118	(20)
Trade accounts payable	(12)	3	3
Accrued expenses and other liabilities	(113)	(187)	(33)
Change in insurance deferred policy acquisition costs	(1)	2	(24)
Change in insurance unearned revenue	5	11	2
Increase in benefit reserves	57	80	70
Change in other insurance items, net	31	8	9
Other, net	(23)	(64)	20

Net cash provided by operating activities	348	366	318

Investing Activities
Capital expenditures and purchase of intangibles	(125)	(115)	(96)
Proceeds on disposal of property and equipment leased to others	—	1	2
Other investments	—	(14)	—
Proceeds on sales of businesses	149	—	—
Payment for acquisitions of businesses, net of cash acquired	(430)	—	—
Investment purchases and capital calls	(85)	(110)	(89)
Proceeds on investment sales	85	280	91
Insurance investments:
Purchases	(616)	(1,558)	(1,457)
Proceeds on maturities	94	356	380
Proceeds on sales	417	996	869

Net cash used in investing activities	(511)	(164)	(300)

Financing Activities
Proceeds from interest rate swap terminations	—	27	—
Additions to short-term debt	6	5	—
Borrowings of long-term debt	541	—	—
Repayments of long-term debt	(346)	(185)	—
Debt issuance costs	(3)	—	—
Payment of cash dividends	(67)	(62)	(48)
Proceeds on exercise of options	25	3	11
Treasury stock acquired	(28)	—	(62)
Insurance deposits received	228	329	314
Insurance benefits paid	(221)	(272)	(230)

Net cash provided by (used in) financing activities	135	(155)	(15)

Effect of Exchange Rate Changes on Cash	1	2	1

Total Cash Flows	(27)	49	4
Cash and Cash Equivalents
At beginning of period	155	106	102

At end of period	$128	$155	$106

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at December 1, 2001	62,466,722	$4	$34	$1,514	$(34)	17,857,190	$(492)	$1,026
Comprehensive Income:
Net loss	—	—	—	(10)	—	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	9	—	—	9
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	66	—	—	66
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								64
Dividends	—	—	—	(48)	—	—	—	(48)
Treasury shares acquired	(1,141,900)	—	—	—	—	1,141,900	(62)	(62)
Stock awards and option exercises	377,588	—	10	—	—	(377,588)	9	19

Balance at September 30, 2002	61,702,410	4	44	1,456	40	18,621,502	(545)	999
Comprehensive Income:
Net income (As restated)	—	—	—	189	—	—	—	189
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73	—	—	73

Total comprehensive income								267
Dividends	—	—	—	(62)	—	—	—	(62)
Stock awards and option exercises	112,563	—	3	—	—	(112,563)	3	6

Balance at September 30, 2003 (As Restated, See Note 17)	61,814,973	4	47	1,583	118	18,508,939	(542)	1,210
Comprehensive Income:
Net income (As restated)	—	—	—	143	—	—	—	143
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	(114)
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								31
Dividends	—	—	—	(67)	—	—	—	(67)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28)	(28)
Stock awards and option exercises	620,619	—	15	—	—	(620,619)	19	34

Balance at September 30, 2004 (As Restated, See Note 17)	61,960,392	$4	$62	$1,659	$6	18,363,520	$(551)	$1,180

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
Current Investments
At September 30, 2004 and 2003, we held $52 million and $33 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.
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
Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	15 — 25 years
Buildings and building equipment	20 — 40 years
Machinery and equipment	3 — 10 years
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
With the exception of goodwill, all of our intangible assets are subject to amortization. Essentially all of our goodwill resides in the Hill-Rom Americas/Asia Pacific segment. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2004		2003

		Accumulated		Accumulated
(As Restated)	Cost	Amortization	Cost	Amortization

Goodwill	$467	$38	$184	$38
Software	140	40	126	35
Other	168	78	85	70

Total	$775	$156	$395	$143

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
Self Insurance
We are self-insured up to certain limits for auto and general liability, workers’ compensation, general product liability and certain employee health benefits including medical, drug and dental with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and actuarial analysis, which are based on historical information along with certain assumptions about future events. The estimated reserves for self insurance are classified as Other current liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.
We carry external medical and disability insurance coverage for the remainder of our eligible workforce not covered by self-insured plans. We also carry stop-loss insurance coverage to mitigate severe losses under external and self-insured plans. Insurance benefits are not provided to retired employees.
Revenue Recognition — Sales and Rentals
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

	2004	2003	2002
	(As Restated)	(As Restated)

Net income (loss), as reported	$143	$189	$(10)
Add:
Total stock-based employee compensation, net of related tax effects, included in net income (loss), as reported	3	1	1
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(8)	(6)	(4)

Pro forma net income (loss)	$138	$184	$(13)

Earnings per share:
Basic — as reported	$2.30	$3.05	$(0.16)
Basic — pro forma	$2.22	$2.97	$(0.21)

Diluted — as reported	$2.28	$3.04	$(0.16)
Diluted — pro forma	$2.20	$2.96	$(0.21)

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
Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation. See Note 17 for further discussion.
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

2. Retirement Plans
Hillenbrand and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We acquired Mediq on January 30, 2004, including its retirement plans. All of our plans have a September 30 measurement date.
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
The divestiture of Forethought resulted in an impairment loss. While this loss will generate significant tax benefits, as a result of limitations on our ability to utilize capital losses related to the transaction it is more likely than not that we will not realize these benefits and a full valuation allowance has been provided. Therefore, tax benefits recognized in conjunction with the sale will be generally limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. In conjunction with this divestiture, in the three months ended March 31, 2004 we realized a loss on the impairment of the discontinued net assets of Forethought of $96 million, net-of-tax, consisting of a $129 million pre-tax loss and a $33 million income tax benefit. In the fourth quarter of 2004, this loss was adjusted to $89 million, net-of-tax, as a result of the book value at the date of close.
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
In October 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments, resulting in a net gain of $5 million. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities. Hill-Rom retained approximately $4 million of outstanding receivables and the land and building upon close.

In the third fiscal quarter of 2004, Hill-Rom closed on the sale of its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $26 million. Additional proceeds of $5 million were received in the fourth quarter upon the final transfer of an investment, bringing the total proceeds to $31 million and the net gain realized on the disposal to $13 million. Air-Shields provides infant care warming therapy, incubators and other infant care products. Hill-Rom retained approximately $9 million of outstanding receivables of the infant care business at the date of close.
Upon approval of the Board of Directors and the signing of the definitive sale agreements, the Hill-Rom infant care and piped-medical gas businesses and Forethought, a provider of pre-need insurance to fund funeral and cemetery costs, were all treated as discontinued operations for all periods presented within the Statements of Consolidated Income (Loss) in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Operating results for the discontinued operations were as follows for fiscal years 2004 and 2003 and the ten months ended September 30, 2002:

	Fiscal Year	Fiscal Year	Ten Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
(Dollars in millions)	(As Restated)	(As Restated)

Investment income	$133	$178	$138
Earned revenue	162	216	177
Net capital gains (losses)	4	(32)	(16)
Other revenues	47	102	75

Net revenues from discontinued operations	346	464	374
Benefits paid	66	84	71
Credited interest	134	183	148
Other costs of revenue	77	132	103
Other operating expenses	33	52	32
Loss on impairment of discontinued operations	107	—	—

Pre-tax (loss) income from discontinued operations	(71)	13	20
Income tax (benefit) expense	(26)	5	13

(Loss) income from discontinued operations	$(45)	$8	$7

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

	September 30,	September 30,
	2004	2003
		(As Restated)

Current assets	$—	$21
Property, plant and equipment, net	—	6
Goodwill	—	3
Insurance assets	98	—

Assets of discontinued operations	98	30

Insurance liabilities	92	—
Other liabilities	—	7

Liabilities of discontinued operations	92	7

Net assets of discontinued operations	$6	$23

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
If these acquisitions had been completed as of the beginning of each period presented, reported results for the fiscal years ended September 30, 2004 and 2003 would have increased as follows (Dollars in millions, except per share data, unaudited):

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
6. Notes Receivable
Notes receivable as of September 30, 2004 and 2003 consist of the following:

	September 30,	September 30,
	2004	2003

Notes receivable — gross	$109	$—
Discount on note	(15)	—

Net receivable	94	—

Debt service account	15	—
Discount on service account	(4)	—

Net debt service account	11	—

Total notes receivable	$105	$—

Maturities at September 30

2005	$—
2006	$—
2007	$7
2008	$2
2009	$2
2010 and beyond	$94
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
The following table summarizes transactions under our current and predecessor stock option plans for fiscal years 2004 and 2003 and the ten months ended September 30, 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Unexercised options outstanding — beginning of year	2,688,079	$47.77	2,247,572	$47.69	2,309,166	$45.78
Options granted	637,650	$58.18	590,100	$47.58	263,500	$60.09
Options exercised	(543,219)	$46.54	(62,933)	$39.86	(253,019)	$43.49
Options canceled	(93,859)	$54.86	(86,660)	$50.33	(72,075)	$46.95

Unexercised options outstanding — end of year	2,688,651	$50.24	2,688,079	$47.77	2,247,572	$47.69

Exercisable options — end of year	1,655,687	$47.61	1,606,408	$46.53	1,188,640	$45.27

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$29.97-$45.34	591,411	5.14	$39.81	591,411	$39.81
$46.44-$48.64	594,998	7.57	$47.65	312,905	$47.78
$50.11-$52.16	683,661	5.53	$51.06	560,360	$51.26
$52.42-$57.44	69,666	6.56	$56.04	41,667	$56.56
$58.24-$69.25	748,915	8.57	$59.23	149,344	$61.93

$29.97-$69.25	2,688,651	6.77	$50.24	1,655,687	$47.61

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
As of September 30, 2004, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of September 30, 2004, a total of 21,449,067 shares had been purchased at market trading prices, of which 18,363,520 shares remain in treasury.
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
The reporting segment of Batesville Casket is measured on the basis of income from continuing operations before income taxes. Intersegment sales do not occur between Hill-Rom and Batesville Casket. Forethought results, which were previously considered a reporting segment, are now being presented in the results from discontinued operations as further discussed in Note 3 to the Consolidated Financial Statements.
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

Financial information regarding our reportable segments is presented below (Dollars in millions):

			Functional
	Americas/		Costs and	Total	Batesville	Corporate
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	and Other	Consolidated

2004 (As Restated)

Net revenues	$1,002	$187	$—	$1,189	$640	$—	$1,829
Intersegment revenues	$27	$8	$(35)	$—
Divisional income (loss)	$299	$(1)	$(119)	$179
Income (loss) from continuing operations before income taxes and special charges (a)				$179	$189	$(54)	$314
Special charges (b)							$6

Income from continuing operations before income taxes							$308
Income tax expense							$120

Income from continuing operations							$188
Loss from discontinued operations (c)							$(45)

Net income							$143
Assets				$1,272	$279	$518	$2,069
Capital expenditures and intangibles				$98	$17	$10	$125
Depreciation and amortization				$81	$19	$8	$108

2003 (As Restated)

Net revenues	$898	$169	$—	$1,067	$628	$—	$1,695
Intersegment revenues	$49	$—	$(49)	$—
Divisional income	$298	$—	$(94)	$204
Income (loss) from continuing operations before income taxes and special charges (d)				$203	$185	$(99)	$289
Special charges (e)							$9

Income from continuing operations before income taxes							$280
Income tax expense							$99

Income from continuing operations							$181
Loss from discontinued operations (c)							$8

Net income							$189
Assets (f)				$751	$281	$4,443	$5,475
Capital expenditures and intangibles				$92	$16	$7	$115
Depreciation and amortization				$49	$18	$8	$75

(a)	Corporate and Other includes $6 million on the extinguishment of debt ($4 million after tax)

(b)	Reflects a $6 million charge related to a realignment of financial and personnel resources at Hill-Rom.

(c)	Reflects results of Forethought and Hill-Rom’s piped-medical gas and infant care businesses classified as discontinued operations. Results for 2004 include the loss on disposal of Forethought of $89 million (after tax) and a net gain on the dispositions of the piped-medical gas and infant care businesses of a combined $18 million (after tax).

(d)	Corporate and Other includes a $16 million loss on the extinguishment of debt ($11 million after tax).

(e)	Reflects a $9 million charge related to a business structure realignment at Hill-Rom.

(f)	Corporate and Other includes $4 billion of the assets of Forethought classified as discontinued operations.

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
Geographic data for net revenues from continuing operations and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 were as follows (Dollars in millions):

	2004	2003	2002
	(As Restated)	(As Restated)

Net revenues to unaffiliated customers: (a)
United States	$1,586	$1,472	$1,203
Foreign	243	223	190

Total revenues	$1,829	$1,695	$1,393

Long-lived assets: (b)
United States	$917	$447	$428
Foreign	74	69	56

Total long-lived assets	$991	$516	$484

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.

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

Differences between income tax expense (benefit) from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income (loss) from continuing operations before income taxes for fiscal years 2004 and 2003 and the ten months ended September 30, 2002 were as follows (Dollars in millions):

	2004		2003		2002

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Loss

Federal income tax (a)	$108	35.0	$98	35.0	$(19)	35.0
State income tax (b)	3	1.0	7	2.5	(1)	1.2
Foreign income tax (c)	—	—	2	0.8	—	—
Utilization of tax credits	(3)	(1.0)	(10)	(3.6)	(4)	7.2
Adjustment of estimated income tax accruals	11	3.5	—	—	(4)	7.2
Valuation of foreign net operating losses and other tax attributes	17	5.6	4	1.4	(2)	3.5
Impact from foreign restructuring	(16)	(5.2)	—	—	—	—
Other, net	—	—	(2)	(0.7)	(8)	14.5

Income tax expense (benefit) from continuing operations	$120	38.9	$99	35.4	$(38)	68.6

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

The tax effects of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows (Dollars in millions):

	September 30, 2004		September 30, 2003
	(As Restated)		(As Restated)

	Non-insurance	Insurance	Non-insurance	Insurance

Deferred tax assets:
Current:
Inventories	$5	$—	$3	$—
Employee benefit accruals	6	—	4	—
Self insurance accruals	1	—	4	—
Litigation accruals	2	—	26	—
Other, net	22	—	21	1
Long-term:
Employee benefit accruals	11	—	11	—
Amortization	—	—	—	1
Capital loss carryovers and impairments	64	—	2	37
Deferred policy revenues	—	—	—	282
Net operating loss carryforwards	7	—	—	—
Foreign restructuring	16	—	—	—
Foreign loss carryforwards and other tax attributes	27	—	16	—
Other, net	20	—	14	—

Total assets	181	—	101	321

Deferred tax liabilities:
Long-term:
Depreciation	40	—	29	1
Amortization	23	—	8	—
Unrealized gain on investments	5	—	2	65
Benefit reserves	—	—	—	19
Accrued market discount	—	—	—	7
Deferred acquisition costs	—	—	—	218
Other, net	20	—	—	5

Total liabilities	88	—	39	315

Less valuation allowance for capital losses, foreign loss and other tax attributes	(86)	—	(5)	—

Net asset	$7	$—	$57	$6

At September 30, 2004, we had $27 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $64 million of deferred tax assets related to capital loss carryforwards, which expire between 2006 and 2009; and $7 million of deferred tax assets related to state operating loss carryforwards, which expire between 2008 and 2023.
The gross deferred tax assets as of September 30, 2004 were reduced by valuation allowances of $86 million, principally relating to foreign operating loss carryforwards and capital loss carryforwards as it is more likely than not that they will expire before being utilized. The valuation allowance was increased by $81 million during fiscal 2004 principally due to continued losses in France and capital losses realized from divestitures.
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
15. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2004 Quarter Ended (a) (As Restated)	12/31/03	3/31/04	6/30/04	9/30/04	9/30/04

Net revenues	$422	$472	$461	$474	$1,829
Gross profit	219	239	223	227	908
Income from continuing operations (b)	45	53	45	45	188
Income (loss) from discontinued operations (c)	17	(88)	9	17	(45)

Net income (loss)	62	(35)	54	62	143
Basic net income (loss) per common share	$1.00	$(0.56)	$0.87	$0.99	$2.30
Diluted net income (loss) per common share	$0.99	$(0.55)	$0.86	$0.99	$2.28

					Fiscal Year
					Ended
2003 Quarter Ended (a) (As Restated)	12/31/02	3/31/03	6/30/03	9/30/03	9/30/03

Net revenues	$405	$429	$426	$435	$1,695
Gross profit	207	222	227	229	885
Income from continuing operations (b)	36	51	52	42	181
Income (loss) from discontinued operations	(28)	11	10	15	8

Net income	8	62	62	57	189
Basic net income per common share	$0.12	$1.01	$1.00	$0.92	$3.05
Diluted net income per common share	$0.12	$1.00	$1.00	$0.91	$3.04

(a)	Quarter results for 2004 and 2003 have been adjusted to reflect the piped-medical gas and infant care businesses of Hill-Rom and Forethought on a discontinued operations basis.

(b)	Reflects losses on the repurchases of debt of $4 million (after tax) and $11 million (after tax) in the third quarter of 2004 and the fourth quarter of 2003, respectively. Fourth quarter 2004 includes a special charge of $4 million (after tax) for the business realignment at Hill-Rom.

(c)	Reflects a first quarter gain on the divestiture of the Hill-Rom piped-medical gas business of $5 million (after tax) and a second quarter estimated loss on the divestiture of Forethought of $96 million (after tax), which was adjusted down to $89 million in the fourth quarter. Third quarter results included a gain on the divestiture of the Hill-Rom infant care business of $8 million (after tax). This gain was increased in the fourth quarter by $5 million (after tax) upon final transfer of an investment and collection of related proceeds.
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
17. Restatement and Revised Classification of Consolidated Financial Statements
Restatement
During the fourth quarter of fiscal 2003, the Company entered into definitive agreements to sell Hill-Rom’s piped-medical gas and infant care businesses and in the second quarter of fiscal 2004, the Company entered into a definitive agreement to sell Forethought Financial Services, Inc. and its subsidiaries (“Forethought”). The divestitures of these businesses were all finalized in fiscal 2004 and all were accounted for as discontinued operations in the Company’s consolidated financial statements for all periods presented herein. While finalizing the fiscal 2004 U.S. federal and state income tax returns, and during preparation of the subsequent tax provision to income tax return reconciliations, management identified errors which understated the income tax benefits associated with these discontinued operations. Further, while assessing the implications of these errors, management determined that it had also made errors with respect to the Company’s allocation of goodwill to Hill-Rom’s piped-medical gas and infant care businesses for purposes of determining both the impairment loss recognized in the fourth fiscal quarter of 2003 and the effect of the dispositions recognized upon the closure of the transactions in fiscal 2004. As a result of the identification of these errors, the Audit Committee of the Board of Directors concluded, after consultation with management and a review of the pertinent facts, that it was necessary to restate the previously issued financial statements for the fiscal years ended September 30, 2003 and 2004.
As part of this restatement, income from discontinued operations and net income in fiscal 2003 increased $51 million, or $0.82 per fully diluted share, and income from discontinued operations and net income in fiscal 2004 increased $33 million, or $0.53 per fully diluted share. The effects of this restatement on the income statement impacted only discontinued operations and had no impact on income from continuing operations or cash flows. Hillenbrand’s balance sheets as of September 30, 2003 and all succeeding periods were also adjusted to reflect $69 million of additional goodwill as a result of the restatement.
Specifics related to the errors identified for fiscal 2003 and 2004 are further outlined below:
Impairment Loss and Gain Recognition on Disposal of Piped-Medical Gas and Infant Care Businesses
Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, requires that all goodwill acquired in a business combination be assigned to one or more reporting units. Upon adopting SFAS 142 in fiscal 2002, the net assets of Hill-Rom’s piped-medical gas and infant care businesses were included in the Hill-Rom reporting unit. When a portion of a reporting unit that constitutes a business is sold, SFAS 142 requires that the amount of goodwill associated with that business be determined based on the relative fair values of the business to be sold versus the portion of the reporting unit to be retained. SFAS 142 further provides, however, that if a business to be disposed of was never integrated into the reporting unit after its acquisition, the current carrying amount of acquired goodwill should be included in the carrying amount of the business to be disposed of.
When the Company reached definitive agreements in the fourth quarter of fiscal 2003 to sell Hill-Rom’s piped-medical gas and infant care businesses, the Company incorrectly conducted a SFAS 142 impairment assessment for these businesses as if they were non-integrated, separate, stand-alone entities for which it was concluded that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future. This impairment assessment included all the original non-amortized goodwill associated with the acquisition of the businesses, other than a portion pertaining to a retained business, which led to the recognition of an impairment loss of $50 million ($51 million, net-of-tax) in the fourth quarter of fiscal 2003. No impairment loss should have been recorded based on the fair value of the entire reporting unit that included the disposed businesses.
Had the Company appropriately applied the provisions of SFAS 142 and allocated goodwill to the disposed businesses based on their relative fair values compared to the fair value of the reporting unit, the carrying amounts of the disposed businesses would have been lower and no impairment loss would have been recorded. Further, the Company would have recognized gains on the divestitures of both businesses in fiscal 2004 of a combined $18 million, net-of-tax.
Accounting for Income Taxes
With respect to the accounting for income taxes related to discontinued operations, including the dispositions of Hill-Rom’s piped-medical gas and infant care businesses and the pre-need insurance business of Forethought, the Company made certain errors with respect to the recognition of income tax benefits associated with these discontinued operations. These errors relate to the following:
•	Improper recognition of book and tax differences associated with discounts applied to the seller financing provided by the Company in the disposition of Forethought. The errors also impacted the ordinary and capital loss components of the taxable gain/loss calculation as well as the amount of the valuation allowance required for capital loss carryforwards. The cumulative effect in 2004 was an understatement of net deferred tax assets and the tax benefit associated with the disposition of the business by approximately $8 million.

•	Failure to identify necessary corrections to the recorded deferred tax balances of Forethought. Such adjustments should have been fully recorded with the disposition of Forethought, therefore resulting in an understatement in 2004 of net deferred tax assets and the recorded income tax benefit by approximately $1 million.

•	Failure to fully consider the effects of certain K-1 partnership returns on investments held by Forethought in the determination of the income tax benefit associated with discontinued operations in fiscal 2004. This omission overstated income taxes payable by $2 million and understated the recorded income tax benefit related to discontinued operations by approximately $2 million.

•	Improper calculation of the respective tax gain/loss associated with the Company’s dispositions of its piped-medical gas, infant care and Forethought businesses primarily associated with the improper treatment of certain disposition-related costs. The impact of these errors in 2004 resulted in an understatement of the recorded income tax benefit by approximately $4 million, along with an understatement of net deferred tax assets of $2 million and an overstatement of income taxes payable of $2 million.
The impact of all the above noted errors resulted in an overstatement of the recorded loss from discontinued operations of $51 million in the fourth quarter of fiscal 2003 and an overstatement of the recorded loss from discontinued operations in the first, second and third quarters of fiscal 2004 of $5 million, $13 million and $15 million, respectively. Further, in terms of a breakdown between divestiture transactions, $13 million of the errors related to the disposal of Forethought, while $5 million and $15 million related to the disposal of the Hill-Rom piped-medical gas and infant care businesses, respectively.
The consolidated financial statements included herein have been adjusted to give effect to these errors in fiscal 2004 and 2003, thus resulting in a restatement of our previously issued financial statements (the “Restatement”).
Other Items
During the first quarter of fiscal 2005, we concluded that it was appropriate to classify our auction rate municipal bonds as current investments. Previously, such investments had been classified as cash equivalents. Accordingly, we have revised our classification to report these securities as current investments in a separate line item on our Consolidated Balance Sheets for all periods presented herein. We have also made corresponding adjustments to our Statements of Consolidated Cash Flows for all periods presented to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Statements of Consolidated Cash Flows, or our previously reported Statements of Consolidated Income (Loss) for any period.
As of September 30, 2004, 2003 and 2002, $52 million, $33 million and $203 million, respectively, of these current investments were previously classified as cash and cash equivalents on our Consolidated Balance Sheets. For the fiscal years ended September 30, 2004 and 2003 and for the ten months ended September 30, 2002, net cash provided (used in) investing activities related to these current investments of $(19) million, $170 million and $2 million, respectively, were previously included in cash and cash equivalents in our Statements of Consolidated Cash Flows.
We have also made certain other limited changes to the previously issued financial statements to reflect classification changes adopted in fiscal 2005 and to correct typographical errors made in the prior year.
The impacts of the Restatement and Other Items on our Consolidated Balance Sheets as of September 30, 2004 and 2003, and our Statements of Consolidated Income (Loss), of Cash Flows and of Shareholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended September 30, 2004 and 2003, and on our Unaudited Quarterly Financial Information for fiscal 2004 and 2003, are shown in the accompanying tables below. We have also updated the disclosures in Notes 1, 3, 9, 11, 12 and 15 within these Consolidated Financial Statements to give effect to the Restatement and Other Items, as required.
The impact of the Restatement on our Schedule II Valuation and Qualifying Accounts was to reduce the additions charged to costs and expenses for the valuation allowance against deferred tax assets for the year ended September 30, 2003 by $10 million and to reduce the valuation allowance balance by $10 million at September 30, 2003. For the fiscal year ended September 30, 2004, the additions charged to costs and expenses for the valuation allowance against deferred tax assets increased by $9 million and the valuation allowance balance at September 30, 2004 was decreased by $1 million.

The following table presents the effect of the Restatement on the Statements of Consolidated Income (Loss) for the fiscal years ended September 30, 2004 and 2003:
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	Fiscal Year Ended
	September 30, 2004		September 30, 2003
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)

Net Revenues
Health Care sales	$737	$737	$749	$749
Health Care rentals	452	452	318	318
Funeral Services sales	640	640	628	628

Total revenues	1,829	1,829	1,695	1,695

Cost of Revenues
Health Care cost of goods sold	382	382	370	370
Health Care rental expenses	249	249	161	161
Funeral Services cost of goods sold	290	290	279	279

Total cost of revenues	921	921	810	810

Gross Profit	908	908	885	885
Other operating expenses	582	582	544	544
Litigation charge	—	—	—	—
Special charges	6	6	9	9

Operating Profit	320	320	332	332
Other income (expense), net:
Interest expense	(15)	(15)	(19)	(19)
Investment income	9	9	9	9
Loss on extinguishment of debt	(6)	(6)	(16)	(16)
Other	—	—	(26)	(26)

Income from Continuing Operations Before Income Taxes	308	308	280	280
Income tax expense	120	120	99	99

Income from Continuing Operations	188	188	181	181
Discontinued Operations :
(Loss) income from discontinued operations (including loss on impairment of discontinued operations of $107 and $0)	(71)	(90)	13	(37)
Income tax (benefit) expense	(26)	(12)	5	6

(Loss) income from discontinued operations	(45)	(78)	8	(43)

Net Income	$143	$110	$189	$138

Income per common share from continuing operations — Basic	$3.02	$3.02	$2.91	$2.91
(Loss) income per common share from discontinued operations — Basic	(0.72)	(1.26)	0.14	(0.68)

Net Income per Common Share — Basic	$2.30	$1.76	$3.05	$2.23

Income per common share from continuing operations — Diluted	$3.00	$3.00	$2.90	$2.90
(Loss) income per common share from discontinued operations — Diluted	(0.72)	(1.25)	0.14	(0.68)

Net Income per Common Share — Diluted	$2.28	$1.75	$3.04	$2.22

Dividends per Common Share	$1.08	$1.08	$1.00	$1.00

Average Common Shares Outstanding — Basic	62,237,404	62,237,404	62,032,768	62,032,768

Average Common Shares Outstanding — Diluted	62,725,372	62,725,372	62,184,537	62,184,537

The following table presents the effect of the Restatement on the Consolidated Balance Sheets as of September 30, 2004 and 2003:
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2004		September 30, 2003
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)

ASSETS

Current Assets
Cash and cash equivalents	$128	$180	$155	$188
Current investments	52	—	33	—
Trade accounts receivable, less allowances of $31 in 2004 and $26 in 2003	417	417	361	361
Inventories	122	122	92	92
Deferred income taxes	12	4	63	63
Other	16	16	17	17

Total current assets	747	739	721	721

Equipment Leased to Others	325	325	200	200
Less accumulated depreciation	174	174	143	143

Equipment leased to others, net	151	151	57	57

Property	679	679	655	655
Less accumulated depreciation	458	458	448	448

Property, net	221	221	207	207

Investments	79	79	68	68

Other Assets
Intangible assets:
Goodwill	429	360	146	77
Software and other	190	190	106	106
Notes receivable, net of discount	105	105	—	—
Deferred charges and other assets	49	49	41	41

Total other assets	773	704	293	224

Assets of Discontinued Operations	98	98	30	49

Insurance Assets
Investments	—	—	3,334	3,334
Deferred acquisition costs	—	—	695	695
Deferred income taxes	—	—	6	6
Other	—	—	64	64

Total insurance assets	—	—	4,099	4,099

Total Assets	$2,069	$1,992	$5,475	$5,425

	September 30, 2004		September 30, 2003
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)

LIABILITIES

Current Liabilities
Trade accounts payable	$93	$93	$87	$87
Short-term borrowings	11	11	5	5
Income taxes payable	—	5	13	14
Accrued compensation	87	87	104	104
Accrued litigation charge	—	—	75	75
Accrued product warranties	19	19	21	21
Accrued customer rebates	22	17	22	22
Other	76	81	52	52

Total current liabilities	308	313	379	380

Long-Term Debt	360	360	155	155

Other Long-Term Liabilities	124	124	116	116

Deferred Income Taxes	5	7	6	6

Insurance Liabilities
Benefit reserves	—	—	2,728	2,728
Unearned revenue	—	—	806	806
General liabilities	—	—	68	68

Total insurance liabilities	—	—	3,602	3,602

Liabilities of Discontinued Operations	92	92	7	7

Total Liabilities	889	896	4,265	4,266

Commitments and Contingencies

SHAREHOLDERS’ EQUITY

Common stock — without par value:
Authorized — 199,000,000 shares
Issued — 80,323,912 shares in 2004 and 2003	4	4	4	4
Additional paid-in capital	62	62	47	47
Retained earnings	1,659	1,575	1,583	1,532
Accumulated other comprehensive income	6	6	118	118
Treasury stock, at cost: 2004-18,363,520 shares 2003 — 18,508,939 shares	(551)	(551)	(542)	(542)

Total Shareholders’ Equity	1,180	1,096	1,210	1,159

Total Liabilities and Shareholders’ Equity	$2,069	$1,992	$5,475	$5,425

The following table presents the effect of the Restatement on the Statements of Consolidated Cash Flows for the fiscal years ended September 30, 2004 and 2003:
STATEMENT OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Fiscal Year Ended
	September 30, 2004		September 30, 2003
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)

Operating Activities
Net income (loss)	$143	$110	$189	$138
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	108	108	75	75
Accretion and capitalized interest on financing provided on divestiture	(4)	(4)	—	—
Net capital (gains) losses — Insurance	(4)	(4)	49	49
Provision for deferred income taxes from continuing operations	37	37	71	71
Loss on divestiture of discontinued operations, net-of -tax	71	105	—	51
Loss on disposal of fixed assets	11	11	5	5
Loss on extinguishment of debt	6	6	16	16
Change in working capital excluding cash, current debt, acquisitions and dispositions:
Trade accounts receivable	(14)	(14)	(5)	(5)
Inventories	(23)	(23)	(5)	(5)
Other current assets	73	73	118	118
Trade accounts payable	(12)	(12)	3	3
Accrued expenses and other liabilities	(113)	(113)	(187)	(187)
Change in insurance deferred policy acquisition costs	(1)	(1)	2	2
Change in insurance unearned revenue	5	5	11	11
Increase in benefit reserves	57	57	80	80
Change in other insurance items, net	31	31	8	8
Other, net	(23)	(24)	(64)	(64)

Net cash provided by operating activities	348	348	366	366

Investing Activities
Capital expenditures and purchase of intangibles	(125)	(125)	(115)	(115)
Proceeds on disposal of property and equipment leased to others	—	—	1	1
Other investments	—	—	(14)	(14)
Proceeds on sales of businesses	149	149	—	—
Payment for acquisitions of businesses, net of cash acquired	(430)	(430)	—	—
Investment purchases and capital calls	(85)	(4)	(110)	—
Proceeds on investment sales	85	23	280	—
Insurance investments:
Purchases	(616)	(616)	(1,558)	(1,558)
Proceeds on maturities	94	94	356	356
Proceeds on sales	417	417	996	996

Net cash used in investing activities	(511)	(492)	(164)	(334)

Financing Activities
Proceeds from interest rate swap terminations	—	—	27	27
Additions to short-term debt	6	6	5	5
Borrowings of long-term debt	541	541	—	—
Repayments of long-term debt	(346)	(346)	(185)	(185)
Debt issuance costs	(3)	(3)	—	—
Payment of cash dividends	(67)	(67)	(62)	(62)
Proceeds on exercise of options	25	25	3	3
Treasury stock acquired	(28)	(28)	—	—
Insurance deposits received	228	228	329	329
Insurance benefits paid	(221)	(221)	(272)	(272)

Net cash provided by (used in) financing activities	135	135	(155)	(155)

Effect of Exchange Rate Changes on Cash	1	1	2	2

Total Cash Flows	(27)	(8)	49	(121)
Cash and Cash Equivalents
At beginning of period	155	188	106	309
At end of period	$128	$180	$155	$188

The following table presents the effect of the Restatement on the Statements of Consolidated Shareholder’s Equity and Comprehensive Income (Loss) for the fiscal years ended September 30, 2004 and 2003:
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
(As Restated)	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2002	61,702,410	$4	$44	$1,456	$40	18,621,502	$(545)	$999
Comprehensive Income:
Net income (As restated)	—	—	—	189	—	—	—	189
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73	—	—	73

Total comprehensive income								267
Dividends	—	—	—	(62)	—	—	—	(62)
Stock awards and option exercises	112,563	—	3	—	—	(112,563)	3	6

Balance at September 30, 2003	61,814,973	4	47	1,583	118	18,508,939	(542)	1,210
Comprehensive Income:
Net income (As restated)	—	—	—	143	—	—	—	143
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	(114)
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive income								31
Dividends	—	—	—	(67)	—	—	—	(67)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28)	(28)
Stock awards and option exercises	620,619	—	15	—	—	(620,619)	19	34

Balance at September 30, 2004	61,960,392	$4	$62	$1,659	$6	18,363,520	$(551)	$1,180

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
(As Originally Reported)	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2002	61,702,410	$4	$44	$1,456	$40	18,621,502	$(545)	$999
Comprehensive Income:
Net income	—	—	—	138	—	—	—	138
Foreign currency translation adjustment	—	—	—	—	5	—	—	5
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73	—	—	73

Total comprehensive income								216
Dividends	—	—	—	(62)	—	—	—	(62)
Stock awards and option exercises	112,563	—	3	—	—	(112,563)	3	6

Balance at September 30, 2003	61,814,973	4	47	1,532	118	18,508,939	(542)	1,159
Comprehensive Loss:
Net income	—	—	—	110	—	—	—	110
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(114)	—	—	(114)
Minimum pension liability	—	—	—	—	(1)	—	—	(1)

Total comprehensive loss								(2)
Dividends	—	—	—	(67)	—	—	—	(67)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28)	(28)
Stock awards and option exercises	613,350	—	15	—	—	(613,350)	19	34

Balance at September 30, 2004	61,953,123	$4	$62	$1,575	$6	18,370,789	$(551)	$1,096

The following table presents the effect of the Restatement on Note 15, Unaudited Quarterly Financial Information, for the fiscal years ended September 30, 2004 and 2003:
Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2004 Quarter Ended (As Restated)	12/31/03	3/31/04	6/30/04	9/30/04	9/30/04

Net revenues	$422	$472	$461	$474	$1,829
Gross profit	219	239	223	227	908
Income from continuing operations	45	53	45	45	188
Income (loss) from discontinued operations	17	(88)	9	17	(45)

Net income (loss)	62	(35)	54	62	143
Basic net income (loss) per common share	$1.00	$(0.56)	$0.87	$0.99	$2.30
Diluted net income (loss) per common share	$0.99	$(0.55)	$0.86	$0.99	$2.28

					Fiscal Year
					Ended
2004 Quarter Ended (As Originally Reported)	12/31/03	3/31/04	6/30/04	9/30/04	9/30/04

Net revenues	$422	$472	$461	$474	$1,829
Gross profit	219	239	223	227	908
Income from continuing operations	45	53	45	45	188
Income (loss) from discontinued operations	12	(101)	(6)	17	(78)

Net income (loss)	57	(48)	39	62	110
Basic net income (loss) per common share	$0.91	$(0.77)	$0.63	$0.99	$1.76
Diluted net income (loss) per common share	$0.91	$(0.76)	$0.62	$0.99	$1.75

					Fiscal Year
					Ended
2003 Quarter Ended (As Restated)	12/31/02	3/31/03	6/30/03	9/30/03	9/30/03

Net revenues	$405	$429	$426	$435	$1,695
Gross profit	207	222	227	229	885
Income from continuing operations	36	51	52	42	181
Income (loss) from discontinued operations	(28)	11	10	15	8

Net income (loss)	8	62	62	57	189
Basic net income (loss) per common share	$0.12	$1.01	$1.00	$0.92	$3.05
Diluted net income (loss) per common share	$0.12	$1.00	$1.00	$0.91	$3.04

					Fiscal Year
					Ended
2003 Quarter Ended (As Originally Reported)	12/31/02	3/31/03	6/30/03	9/30/03	9/30/03

Net revenues	$405	$429	$426	$435	$1,695
Gross profit	207	222	227	229	885
Income from continuing operations	36	51	52	42	181
Income (loss) from discontinued operations	(28)	11	10	(36)	(43)

Net income (loss)	8	62	62	6	138
Basic net income (loss) per common share	$0.12	$1.01	$1.00	$0.10	$2.23
Diluted net income (loss) per common share	$0.12	$1.00	$1.00	$0.10	$2.22

Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (“the Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. In connection with the restatement described in Note 17 to the Company’s consolidated financial statements, management determined that there were material weaknesses in the Company’s internal control over financial reporting in the areas of accounting for goodwill and income taxes as of September 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
See the “Report of Management” and Note 17 to the consolidated financial statements in Item 8 of this filing for a complete description of the material weaknesses in internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 45.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K/A is listed on the Index to Consolidated Financial Statements on page 45.

(3)	Exhibits

The following exhibits have been filed as part of this report in response to Item 15(c) of Form 10-K/A:
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
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan*

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended

(Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the year ended September 30, 2003)

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K for the year ended September 30, 2003)

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-K for the year ended September 30, 2003)

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2003)

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.21 filed with Form 10-K for the year ended September 30, 2003)

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended (Incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for the year ended September 30, 2003)

10.23	Executive Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated April 20, 2004

10.24	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors
Other Exhibits
10.25	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.26	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.27	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.28	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.29	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.30	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.31	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2003)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 filed with Form 10-K for the year ended September 30, 2003)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.5	Position Specification for Chairman of Board of Directors *

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors *

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

*	Filed with the original filing of the Form 10-K for the year ended September 30, 2004.

**	Filed with this Form 10-K/A.

SCHEDULE II
HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2004 and September 30, 2003 and
the Ten Months Ended September 30, 2002
(Dollars in millions)

			ADDITIONS
	BALANCE AT		CHARGED TO		CHARGED TO			DEDUCTIONS		BALANCE
	BEGINNING		COSTS AND		OTHER			NET OF		AT END
DESCRIPTION	OF PERIOD		EXPENSES		ACCOUNTS			RECOVERIES		OF PERIOD
Reserves deducted from assets to which they apply:

Allowance for possible losses and discounts - accounts receivable:

Period Ended:

September 30, 2004	$26		$4		$20	(a	)	$19	(b)	$31

September 30, 2003	$36		$5		$5	(a	)	$20	(b)	$26

September 30, 2002	$44		$5		$3	(a	)	$16	(b)	$36

Allowance for inventory valuation:

Period Ended:

September 30, 2004	$22		$8		$6	(a	)	$7	(c)	$29

September 30, 2003	$21		$7		$—			$6	(c)	$22

September 30, 2002	$17		$8		$—			$4	(c)	$21

Valuation allowance against deferred tax assets:

Period Ended:

September 30, 2004	$5	(d)	$81	(d)	$—			$—		$86	(d)

September 30, 2003	$1		$4	(d)	$—			$—		$5	(d)

September 30, 2002	$3		$—		$—			$2		$1

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Restated, see Note 17 to the Consolidated Financial Statements.

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD
Allowances for special charges:

Period Ended:

September 30, 2004
Severance and Employee Benefit Costs	$6	$7	$—	$6	$7

Other Plant Closing Costs	$—	$—	$—	$—	$—

Retirement of CEO	$4	$—	$—	$1	$3

	$10	$7	$—	$7	$10

September 30, 2003

Severance and Employee Benefit Costs	$3	$9	$—	$6	$6

Other Plant Closing Costs	$1	$—	$—	$1	$—

Retirement of CEO	$5	$—	$—	$1	$4

	$9	$9	$—	$8	$10

September 30, 2002

Severance and Employee Benefit Costs	$5	$3	$—	$5	$3

Other Plant Closing Costs	$1	$1	$—	$1	$1

Retirement of CEO	$7	$—	$—	$2	$5

	$13	$4	$—	$8	$9

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/ Rolf A. Classon

Rolf A. Classon
Interim President and Chief Executive Officer
Dated: December 16, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Ray J. Hillenbrand	/s/	John A. Hillenbrand II

	Ray J. Hillenbrand		John A. Hillenbrand II
	Chairman of the Board		Director

/s/	Rolf A. Classon	/s/	W August Hillenbrand

	Rolf A. Classon		W August Hillenbrand
	Interim President and		Director
Chief Executive Officer

/s/	Joanne C. Smith, M.D.	/s/	Mark D. Ketchum

	Joanne C. Smith, M.D.		Mark D. Ketchum
	Vice-Chairman of the Board		Director

/s/	Gregory N. Miller	/s/	Eduardo R. Menascé

	Gregory N. Miller		Eduardo R. Menascé
	Senior Vice President and		Director
Chief Financial Officer

/s/	Richard G. Keller	/s/	Anne Griswold Peirce, R.N. Ph.D.

	Richard G. Keller		Anne Griswold Peirce, R.N. Ph.D.
	Vice President – Controller and		Director
Chief Accounting Officer

/s/	Charles E. Golden	/s/	Peter H. Soderberg

	Charles E. Golden		Peter H. Soderberg
	Director		Director
Dated: December 16, 2005

HILLENBRAND INDUSTRIES, INC.
INDEX TO EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 filed with Form 10-K for the year ended September 30, 2003)

4.1	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Supplemental Indenture No. 1 dated as of June 7, 2004, between Hillenbrand Industries, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Short Term Incentive Compensation Plan *

10.2	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.5	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.6	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.7	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 2, 2001)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.14	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.16	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.17	Executive Employment Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated January 27, 2000, as amended (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-K for the year ended September 30, 2003)

10.18	Executive Employment Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated March 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K for the year ended September 30, 2003)

10.19	Executive Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated January 28, 2002, as amended (Incorporated herein by reference to Exhibit 10.19 filed with Form 10-K for the year ended September 30, 2003)

10.20	Executive Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 1, 2003, as amended (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2003)

10.21	Executive Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated May 1, 2001, as amended (Incorporated herein by reference to Exhibit 10.21 filed with Form 10-K for the year ended September 30, 2003)

10.22	Executive Employment Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated December 19, 2000, as amended (Incorporated herein by reference to Exhibit 10.22 filed with Form 10-K for the year ended September 30, 2003)

10.23	Executive Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated April 20, 2004

10.24	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors
Other Exhibits
10.25	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.26	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.27	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.28	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.29	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.30	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.31	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

14	Hillenbrand Industries, Inc. Code of Ethical Business Conduct (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated May 19, 2003)

21	Subsidiaries of the Registrant *

23	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2003)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated May 19, 2003)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 filed with Form 10-K for the year ended September 30, 2003)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated September 10, 2003)

99.5	Position Specification for Chairman of Board of Directors *

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors *

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

*	Filed with the original filing of the Form 10-K for the year ended September 30, 2004.

**	Filed with this Form 10-K/A.