Form 10-K
period 2005-09-30
HILLENBRAND INDUSTRIES INC
filed 2005-12-23
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005	Commission File No. 1-6651
HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

1069 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)
Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☑
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
State the aggregate market value of the common stock held by non-affiliates of the registrant.
Common Stock, without par value — $3,124,384,500 as of March 31, 2005
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value – 61,264,139 as of November 22, 2005.
Documents incorporated by reference.
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders – Part III.

HILLENBRAND INDUSTRIES, INC.
Annual Report on Form 10-K
September 30, 2005

PART I
Item 1. BUSINESS
HILLENBRAND INDUSTRIES, INC.
General
Hillenbrand Industries, Inc. was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. Hillenbrand is a public holding company for its two major operating businesses serving the health care and funeral services industries in the United States and abroad.
Hill-Rom is a manufacturer of equipment for the health care industry and a provider of associated systems for wound, pulmonary and circulatory care. Hill-Rom also provides biomedical equipment rentals, communications products and other services to enhance the operational efficiency and asset utilization of health care facilities.
Batesville Casket serves the funeral services industry and is a manufacturer of caskets and cremation-related products.
In July 2004, Hillenbrand sold Forethought Financial Services, Inc. (“Forethought”), a provider of financial products and services designed to help people prefund anticipated funeral and cemetery costs.
Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our” or “us” refer to Hillenbrand Industries, Inc. and one or all of its consolidated subsidiaries, as the context requires, and the terms “Hill-Rom Company” or “Hill-Rom”; “Batesville Casket Company” or “Batesville”; “Forethought” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise or comprised those businesses.
Business Segment Information
Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 14 to the Consolidated Financial Statements, which statements are included under Item 8.
While we serve two predominant industries, health care and funeral services, our operating structure contained the following reporting segments during fiscal 2005:
•	Hill-Rom Americas/Asia Pacific

•	Hill-Rom EMEA (Europe, Middle East and Africa)

•	Batesville Casket
In July, 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom. Therefore, during fiscal 2006, our operating structure is expected to contain the following reporting segments:

•	Hill-Rom North America

•	Hill-Rom International

•	Hill-Rom Home Care and Surgical Accessories

•	Batesville Casket
We may separately reflect certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We may also separately reflect certain continuing public entity corporate-related costs separately to improve readability and understanding.
From July 2005 through September 30, 2005 we worked diligently with respect to the adoption and implementation of this new organizational structure, but had not yet begun to report financial information consistent with the new structure. As a result, we are reporting segment information consistent with the prior year reporting structure. We anticipate beginning to report under the new structure in early 2006, and at that time we intend to restate the reporting for prior periods to the new structure.
HEALTH CARE
Hill-Rom is a recognized leader in the worldwide health care community. Hill-Rom provides a variety of products for the patient care environment, as well as non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.
Products and Services
Products for the patient care environment include a variety of electrically adjustable hospital bed systems. These hospital bed systems include the following:

Hospital Beds	North
Uses/Features	America	International

Pulmonary bed delivering rotation, percussion and vibration	TotalCare SpO2RT®	TotalCare SpO2RT®
Critical care applications (high acuity beds)	TotalCare®	TotalCare®
Medical/Surgical applications (moderate and low acuity beds) Long term care beds	VersaCare® CareAssist® Century Plus™ Resident® LTC bed	AvantGuard® Evolution® BasicCare™ Dynamis™ Gerialit™

Specifically designed for the needs of the maternity department	Affinity® III	Affinity® III
Other Hill-Rom® products for the patient care environment include stretchers, surgical table accessories, bedside cabinets, adjustable-height overbed tables, mattresses, communications products and patient room furniture. Architectural products include headwalls and power columns which enable medical gases, communication accessories and electrical services to be distributed in patient rooms.

Hill-Rom sells these products primarily to acute and long-term health care facilities worldwide through both direct and distributor channels. Approximately 81 percent of Health Care sales revenues are derived from products for the patient care environment.
Non-invasive therapeutic products and surfaces include the following:

Therapy Products and
Surfaces Uses/Features	North America	International	Home Care

Used in the treatment of advanced pressure sores, burns, flaps and grafts	CLINITRON® RiteHite® Air Fluidized Therapy System	CLINITRON® Air Fluidized Therapy System	CLINITRON AT HOME® Air Fluidized Therapy System

Products used primarily for at risk wound prevention and early treatment through advanced pressure relief	Flexicair Eclipse® Low Airloss Therapy, PrimeAire® ARS, VersaCareA.I.R.™, Acucair®	Duo® 2, Alto™, Primo™,	SilkAir®, Sentry 1200 APM™, Flexicair Eclipse® Low Airloss Therapy, Acucair®

Products used primarily for wound prevention	Comfortline Ultimate®, CareSelections™, Flexicair MC3® Low Airloss Therapy System, Primeaire® Therapy Surface	Clinisert 2®, Thermocontour

Pulmonary bed/surfaces which provide continuous lateral rotation of the patient, percussion and vibration	TotalCare SpO2RT®, V-Cue®	Respicair®, Respistar®, TotalCare SpO2RT®	V-Cue®

Products specifically designed for the needs of the bariatric patient	Magnum® II, TotalCare® Bariatric, Flexicair Eclipse Ultra®, Excel Care™	ProAxis	Magnum® II, Flexicair Eclipse Ultra®

Airway clearance in chronic pulmonary disease patients through high frequency chest wall oscillation	The Vest™		The Vest™

Sequential compression device for the prevention of deep vein thrombosis	ActiveCare™DVT
The Mediq, Incorporated (“Mediq”) acquisition in 2003 expanded Hill-Rom’s portfolio of lower price point surfaces for wound prevention and patient handling accessories.

Hill-Rom rents non-invasive therapeutic products and surfaces primarily to acute, long-term and home care customers in the United States, Canada and Europe through a clinical sales force composed primarily of registered nurses and respiratory therapists. Technical support is made available by an extensive network of technicians and service personnel who provide maintenance and technical assistance from more than 210 Hill-Rom service centers located in the United States, Canada and Europe. Certain Hill-Rom® therapy systems are also sold to customers. Approximately 82 percent of Health Care rental revenues and 3 percent of Health Care sales revenues are derived from the therapy products and surfaces.
Products and services to enhance operational efficiency and asset utilization of health care facilities include equipment service contracts for Hill-Rom’s capital equipment, nurse call systems and various professional services to assist in optimizing facility designs and improving caregiver safety and patient outcomes. Through the former Mediq business, we also provide peak-need rentals and full-house asset management of a wide variety of moveable biomedical equipment, also known in the industry as moveable medical equipment, or MME, such as ventilators, infusion pumps and monitoring equipment. The acquisition of NaviCare Systems, Inc. (“NaviCare”) in 2003 also added software products to optimize patient flow and scheduling. Hill-Rom provides these products and services primarily to acute and long-term health care facilities through a network of over 210 service centers and over 1,700 service professionals throughout the United States, Canada and Europe. Approximately 16 percent of Health Care sales revenues and 18 percent of Health Care rental revenues are derived from the products and services to enhance operational efficiency and asset utilization discussed in this paragraph.
Hill-Rom has contracts in the United States with numerous group purchasing organizations, or GPOs, which represent large groups of acute care and extended care facilities in order to negotiate rental and purchase terms on behalf of all of their members, as well as with government purchasers in the U.S. and elsewhere. A significant portion of Hill-Rom’s sales are made pursuant to these contracts.
Hill-Rom operates hospital bed, therapy bed and patient room equipment manufacturing and development facilities in the United States and France. Most Hill-Rom® products are delivered by Hill-Rom owned trucks.
Competition
Hill-Rom is a recognized U.S. industry leader in the sale and rental of electrically operated hospital beds, patient room equipment, specialty beds and surfaces, non-invasive therapy devices for wound, pulmonary and circulatory care, and biomedical equipment rentals competing with several other manufacturers and distributors of competing products. Our competitors in North America include the following, among others:

Hill-Rom North America Products	Competitors

Sale and rental of hospital beds	Stryker Corporation Sunrise Medical/Joerns Healthcare Inc. Invacare Corporation Gaymar Industries, Inc. Huntleigh Healthcare, Inc. Carroll Healthcare, Inc.

Hill-Rom North America Products	Competitors

Sale and rental of specialty beds and surfaces	Kinetic Concepts, Inc.
Gaymar Industries, Inc.
SIZEWise Rentals, L.L.C.
Pegasus Airwave, Inc.
B.G. Industries, Inc.
Comfortex, Inc.
Medline Industries, Inc. (mattresses)
Sentech Medical Systems, Inc. (mattresses)
Patient Care Systems (mattresses)

Biomedical equipment rentals	Universal Hospital Services, Inc. Freedom Medical, Inc. Custom Medical Solutions

Internationally, Hill-Rom competes with a large number of international competitors and regional manufacturers. Hill-Rom believes that it is a leader in the products and services it provides in Europe.
Hill-Rom competes on the basis of product quality, customer service, innovation and price.
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
As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Additionally, within our biomedical equipment rental fleet, Hill-Rom is responsible for extending these types of actions to its customer base when the actions are initiated by the original equipment manufacturer. Hill-Rom has also implemented an extensive program designed to ensure its quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.
Over the past two years, the FDA performed a minor inspection at our Charleston facility and a baseline inspection at two of our facilities located in Batesville. The FDA, for the Charleston inspection, issued no report. A report of observations was issued for the Batesville inspection. Hill-Rom has responded to this report with a remediation plan and expects no further actions. Audits conducted by foreign agencies have resulted in some observations resulting in corrective actions implemented by the Company. Hill-Rom recently received certification to ISO 13485-2003 for all its facilities supplying products to the European Union. This revised quality system standard is a significant change from past standards and is required for future compliance. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.

Health Care Regulation
Hill-Rom’s customers include hospitals and other acute and long-term care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business, we are reimbursed directly by such third party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses. Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, federal deficit reduction legislation is being considered by Congress. Any such legislation could negatively impact Medicare and Medicaid reimbursement.
The Medicare Modernization Act, or MMA, passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since the program’s inception. While the MMA has not been fully implemented and all of the implications of this far-reaching law are not yet clear, the Act has been largely positive to Hill-Rom so far due to a variety of favorable hospital reimbursement provisions including full market basket updates. However, requirements affecting durable medical equipment placed in the home resulted in a general rate freeze effective from 2004 through the beginning of 2008. Additionally, during 2005, further cuts targeted to specifically identified items of durable medical equipment were instituted. Competitive bidding is anticipated to commence in 10 metropolitan statistical areas (MSAs) in 2007, in 80 MSAs in 2009 and nationally thereafter. The overall effect of these actions is intended to reduce government spending on this type of equipment.
Increased cost projections associated with the MMA along with the growing federal budget deficit concerns, Hurricane Katrina relief and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures in 2006 and beyond.
FUNERAL SERVICES
Batesville Casket was founded in 1884 and acquired by the Hillenbrand family in 1906.
Products and Services
Batesville manufactures and sells gasketed caskets made of carbon steel, stainless steel, copper and bronze. It also produces and markets non-gasketed steel, hardwood and veneer hardwood caskets. In addition, Batesville manufactures and sells cloth-covered caskets, all wood construction (orthodox) caskets and a line of urns, containers and other memorialization products used in cremations. Batesville also supplies selection room display fixturing through its System Solutions by Batesville® group.
Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Batesville’s premium steel caskets also employ an alloy bar to cathodically help protect the casket from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets.
Solid and veneer hardwood caskets from Batesville are made from walnut, mahogany, cherry, maple, pine, oak, pecan and poplar. Batesville’s veneer caskets, initially introduced in October 2002, are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. In fiscal 2003, Batesville purchased certain intellectual property related to the former Marsellus Casket Company and provides select lines of these premium caskets to our funeral home customers.
Finally, Batesville’s cloth-covered caskets are constructed with a patented process using cellular fiberboard construction.
The Options® by Batesville cremation line offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Options’ wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné and marble.
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
Batesville maintains inventory at approximately 86 company-operated Customer Service Centers (CSCs) and six Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.
Batesville mainly manufactures and distributes products in the U.S. It also has two manufacturing facilities in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico and Australia, and is currently in the process of opening a small distribution facility in South Africa.
Competition
Batesville is a recognized North American industry leader in the sale of funeral services products. Batesville competes on the basis of customer service, product quality, innovation, personalization, and price. Major competitors that manufacture and/or sell funeral services products over a wide geographic area include Aurora Casket Company and The York Group, Inc., a subsidiary of Matthews International Corporation.
Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral services products for sale, often focusing on particular regions or geographic areas. Additionally, Batesville is facing increasing competition from a number of non-traditional sources, including casket manufacturers located abroad.
HILLENBRAND CONSOLIDATED
Raw Materials
Principal materials used in Hill-Rom’s products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, petroleum based products, fabrics, plastics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers. Batesville employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets.

When prices fluctuate for raw materials and finished goods used in our products, based on a number of factors beyond our control, such fluctuations affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Additionally, although most of the raw materials and finished goods used in our products are generally available from several sources, certain of these raw materials and finished goods currently are procured only from a single source.
Historically, we have been able to anticipate and react to changing raw material and finished good prices and availability through our purchasing practices and product price adjustments to our customers so as to avoid any material adverse effect on profitability and supply over an extended period of time. In fiscal 2004 and 2005, however, the rising prices of certain raw materials, including steel, red metals, solid wood, plastic, fuel and petroleum based products in particular, had a direct and material negative effect on our profitability. We have acted and have plans and actions in place to mitigate the impact of rising raw material prices, including the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers, the consolidation of Batesville’s United States wood manufacturing operations into a single facility, the continued and expanded roll-out of Batesville’s veneer products from its Mexican manufacturing operations with overall lower material cost composition and 2006 product price adjustments. However, there can be no assurance that we will be able to anticipate and react quickly to all changing raw material and finished good prices in the future, especially if commodity inflation increases as rapidly as we experienced during the 2004 and 2005 fiscal years.
Distribution
In our health care and funeral services businesses, we have extensive distribution capabilities. In health care, we have broad reach across all health care settings. We have relationships with a large number of acute care hospitals, long-term care facilities, community health settings and home health care agencies. Through our network of over 180 North American and 30 international service centers and over 1,450 North American and 250 international service professionals, we are able to rapidly deliver our products to customers. This extensive network is critical to securing national contracts with GPOs and serving our other customers. Likewise, Batesville Casket’s national high-velocity, hub and spoke distribution system, consisting of six Rapid Deployment Centers and 86 Customer Service Centers in North America, is critical to the rapid delivery requirements of funeral directors nationwide.
Research
Each of our operating subsidiaries conducts research to develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. All research and development is internally sponsored and expensed as incurred. Research and development expense incurred for the fiscal years ended September 30, 2005, 2004 and 2003, was as follows:

		(In millions)
	2005	2004	2003
Research and development expense	$50.5	$55.8	$59.2
Patents and Trademarks
We own, and from time to time license, a number of patents on our products and manufacturing processes that are of importance, but do not believe any single patent or related group of patents is of material significance to our business as a whole.
We also own a number of trademarks and service marks relating to our products and product services which are of importance to us, but, except for the marks “Hill-Rom” and “Batesville”,

we do not believe any single trademark or service mark is of material significance to our business as a whole.
Our ability to compete effectively depends, to an extent, on our ability to maintain the proprietary nature of our intellectual property. However, we may not be sufficiently protected by our various patents, trademarks and service marks. Additionally, certain of our existing patents, trademarks or service marks may be challenged, invalidated, cancelled, narrowed or circumvented. Beyond that, we may not receive the pending or contemplated patents, trademarks or service marks for which we have applied or filed.
In the past, certain of our products have been copied and sold by others. We vigorously try to enforce our intellectual property rights. However, we cannot ensure that the copying and sale of our products by others would not materially adversely affect the sale of our products.
Employees
As of September 30, 2005, we employed approximately 9,800 persons in our operations. Approximately 2,300 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2006 to August 2010. In 2005, three contracts were renewed, including two separate agreements with the United Steelworkers representing Hill-Rom employees in Batesville, Indiana and Batesville Casket employees in Manchester, Tennessee and an agreement with the United Brotherhood of Carpenters representing Batesville Casket employees in Vicksburg, Mississippi. We have one collective bargaining agreement in Canada that will expire during the next twelve months. Outside of the United States and Canada negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.
Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the future and we will continue to prepare contingency plans as part of routine preparation for negotiations in order to minimize the impact of any potential work stoppages.
Regulatory Matters
Environmental Protection
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we were issued one violation letter alleging violation of certain environmental permit conditions. The violation involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, we do not expect the cost to us of the onsite and offsite remediation activities in which we are currently involved to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 14 to the Consolidated Financial Statements, which statements are included under Item 8.
Our export revenues constituted less than 10 percent of consolidated revenues in fiscal 2005 and prior years.
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
Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time to time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers as of December 1, 2005.
Rolf A. Classon, 59, was elected Interim President and Chief Executive Officer effective May 11, 2005. He served as Vice Chairman of the Board from December 4, 2003 until his election as Interim President and Chief Executive Officer. He was Chairman of the Executive Committee of Bayer HealthCare, a sub group of Bayer AG, from October 2002 to July 2004, and was President of Bayer Health Care L.L.C., a subsidiary of Bayer AG, from October 2002 to July 2004. Previously, he had been President of Bayer’s Diagnostic Division and head of Bayer’s Worldwide Business Group – Diagnostics since 1995. Bayer is an international research-based company active in life sciences, polymers and chemicals. A native of Sweden, Mr. Classon joined Bayer’s Miles Diagnostics business in 1991 as Executive Vice President, Worldwide Marketing, Sales and Service. During his career, Mr. Classon has held management positions with Pharmacia AB, Sweden; Swedish Match Group; and Asbjorn Habberstad AB. Prior to joining Bayer, he was President and Chief Operating Officer of Pharmacia Biosystems AB. Mr. Classon currently serves on the Supervisory Board of Bayer HealthCare AG, and on the Boards of Directors of Enzon Pharmaceuticals, Inc., a company focused on oncology and antivirus pharmaceuticals, ISTA Pharmaceuticals, a company involved in opthamological pharmaceuticals, Millipore Corporation, a bioscience company that provides technologies, tools and services for the discovery, development and production of therapeutic drugs and for other purposes, and Auxilium Pharmaceuticals, a specialty pharmaceutical company in the fields of urology and men’s health.
Gregory N. Miller, 42, was elected Senior Vice President and Chief Financial Officer of Hillenbrand and Hill-Rom effective July 14, 2005. He previously held the positions of Vice President - Controller and Chief Accounting Officer for Hillenbrand Industries from May 16, 2002 to July 14, 2005 and Vice President — Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell

Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance for Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.
Richard G. Keller, 44, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand effective August 4, 2005. He had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of Hillenbrand from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Kenneth A. Camp, 60, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected as a Vice President of Hillenbrand Industries on October 8, 2001. He has been employed by the Company since 1981. Mr. Camp previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that assignment he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.
Patrick D. de Maynadier, 45, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. From May 2000 to October 2001, he was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a partner in the corporate and securities section of the law firm Bracewell & Guiliani, LLP.
Kimberly K. Dennis, 38, was elected Vice President, Information Technology and Office of Program Leadership for Hillenbrand and Hill-Rom on July 14, 2005. In this role, she is responsible for the Company’s information technology infrastructure and applications as well as the lead facilitator of the Company’s internal “change program” focused on the successful execution of Hill-Rom’s previously announced restructuring. Previously, she was Vice President, Shared Services where she was responsible for directing the corporation’s information technology infrastructure, travel services, administrative services, graphic communications, aviation operations, medical department and customer visitation guest facilities. Prior to these assignments, she was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to September 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company where she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology. She was also the principal architect of Batesville Casket Company’s regional distribution center network and was director and project leader of its enterprise resource planning project.
John H. Dickey, 51, has been appointed Vice President of Human Resources effective as of January 1, 2006. He has served as the Vice President of Human Resources and Administration for Batesville Casket Company since October 22, 2001. Mr. Dickey previously held the position of Vice President of Human Resources for Forethought Financial Services from 1997 to 2001. Prior to that, he was Director of Human Resources – Field Operations and Sales for Hill-Rom Company from 1990 to 1997. His career started with the company in 1976 where he held positions of increasing responsibility in Logistics Operations and Human Resources.

Joe Raver, 39, was elected Vice President, Strategy and Shared Services effective August 4, 2005. He is responsible for travel services, administrative services, graphic communications, aviation operations, medical department, customer visitation, guest facilities, marketing communications, market research, and strategy. Prior to this assignment, he was Vice President, Corporate Marketing and Strategy for Hill-Rom Company from May 2004 to July 2005. Mr. Raver held the positions of Vice President, Logistics at Batesville Casket Company from 2002 to 2004 and Vice President, Strategy at Batesville Casket Company from 2001 to 2002. His career with the Company started in 1994, holding various management positions at Batesville Casket Company until 2000, when he became Director, Corporate Strategy for Hillenbrand Industries, Inc. Prior to joining Batesville Casket Company, he was a sales representative for Eli Lilly & Company.
Bruce J. Bonnevier, 46, was elected Vice President, Human Resources on May 12, 2004 and resigned from that position effective December 31, 2005. Prior to joining the Company, he held a number of positions with Rohm and Haas, a producer of specialty chemicals including Vice President, Human Resources, Electronic Materials Division, from 1999 to 2004; Director of International Human Resources from 1998 to 1999; Business Human Resources Manager from 1995 to 1998; Senior Organization Development Consultant, Plastics Additives Business Unit, from 1993 to 1995; and Manager, Training and Development, Philadelphia and Bristol plants from 1989 to 1993. Prior to his Rohm and Haas positions, he held Human Resources and Engineering positions with Michelin Tire Corporation, Union Carbide Corporation and Reynolds Metals Company.
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
Item 1A. RISK FACTORS
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
Our health care businesses design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of our health care businesses. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. For example, during the third quarter of fiscal 2005, the FDA announced that Vail Products was permanently ceasing the manufacture, sale, and distribution of all Vail enclosed bed systems. As a result, we recorded a $1.7 million impairment on the Vail enclosure beds in our Health Care rental fleet.

Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.
Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our health care customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the U.S. Census Bureau to be 45.8 million) further exacerbates a challenging reimbursement environment for us. We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with extensive and complex billing, substantiation and record-keeping requirements. If we are deemed to have violated these laws and regulations, we could be subject to substantial fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. If we are not successful in our efforts to stabilize our Enterprise Resource Planning system with respect to Hill-Rom’s domestic rental business, our compliance with reimbursement laws and regulations and relationships with Medicare and Medicaid could be adversely affected.
Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.
As the population of the United States continues to age, we anticipate the number of deaths in North America will be relatively flat to slightly declining for at least the foreseeable future. All factors indicate we experienced a slight decline in total deaths in fiscal 2005. The lower number of deaths appears to be a function of historic lower birth trends during the late 1920s and early 1930s and the long-term trend of a decreasing age-adjusted death rate, partially offset by immigration. The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is currently growing faster than the increase in the number of U.S. deaths, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for Batesville Casket in each of fiscal year 2003, 2004 and 2005.
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
Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, certain regulatory approvals and other factors. The introduction of new products may also cause customers to defer purchases of existing products, which could have an adverse effect on sales.

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
Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations, or GPOs. Our relationships with these customers and organizations pose several risks.
A majority of our contracts with the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which are sole-source or dual-source contracts, will reach the end of their current terms during the next year. Given the industry trend toward multi-source GPO agreements and other factors, we will not be able to retain sole-source or dual-source status in all situations where we have expiring sole-source or dual-source agreements. If we are unable to retain current sole-source or dual-source positions in contracts with these GPOs, our results of operations could be materially adversely affected.
The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual group purchasing organizations begin to modify their membership requirements and contracting practices, including conversion of sole sourced agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.
Over the past several years, there has been some industry concern regarding the overall financial condition of several of the national funeral service providers, and one such customer of Batesville filed for bankruptcy during the 2003 fiscal year. Although the bankruptcy of this customer did not by itself materially adversely affect our results of operations, should one or more additional national funeral service providers that are customers of Batesville file for bankruptcy, become insolvent or otherwise be unable to pay for Batesville’s products, our results of operations could be materially adversely affected.
Additionally, Batesville Casket has a sole-source contract with its largest national account that reaches the end of its current terms at the end of calendar year 2005, although that contract provides that purchases to fulfill volume commitments will continue through the first three quarters of fiscal 2006. This contract represents a material part of Batesville’s business. Batesville is currently in contract renewal negotiations with this account. The funeral services industry is becoming even more competitive given the excess capacity that exists in the industry, along with the introduction of foreign-sourced products. The results of these negotiations could result in some changes to our relationship with this account that may include a lower product line mix, a reduction in average net price, lower volume and/or a modification in sourcing provisions. Any combination of these items may have a materially adverse effect on our financial condition, results of operations and cash flows.
Additionally, while our contracts with large health care and funeral services providers and GPOs provide important access to several of the largest purchasers of health care and funeral services products, they generally obligate us to sell our products within certain price parameters, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.

Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.
Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that could not be recovered through increases in the prices of our products could adversely affect our results of operations. For example, we experienced significantly higher prices in fiscal 2003, 2004 and 2005 than we had in prior periods for steel, a principal raw material used in our funeral services products business and, to a lesser degree, our health care products business. In addition to steel, we have also experienced large price increases on other commodities used in the manufacture of our products, including red metals, solid wood and fuel. Although Batesville has historically been able to offset such price increases with increases in the prices of its products, there can be no assurance that our customers will be willing to pay the higher prices or that such prices will fully offset such price increases in the future. Any further increases in prices resulting from a tightening supply of steel, and/or other materials could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and finished goods used in the manufacture of our products currently are procured only from a single source. If any of these sole source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing one or more products for a period of time.
We may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities, including the restructuring activities announced in July and August 2005 and those of the prior year.
These activities may not produce the full efficiency and cost reduction benefits we expect from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
During the third quarter of fiscal 2005, we implemented the final phase of our Enterprise Resource Planning, or ERP, system with respect to Hill-Rom’s domestic rental business. Due to complexities and business process changes associated with this implementation, we made unplanned expenditures and have encountered a number of issues related to the start-up of the system, including improper billings to customers, customer disruptions and the loss of some business. In addition, improper billings are causing delays in collections of rental receivables and could further increase the level of uncollectible amounts from our historic trends.
There can be no assurance that the efforts to implement and stabilize our ERP system will be completed in the near future or without unplanned expenditures, or that we will not experience additional significant disruptions of our business.
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
We can provide no assurances that we will be able to negotiate a final agreement relating to the settlement of the Spartanburg antitrust litigation or that the court will approve any such settlement.
Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.
We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products. We from time to time, and currently, are a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. We do, however, carry insurance with respect to such matters that are subject to varying deductibles and self-insured retentions, which would reduce our exposure to any individual claim.
We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of these lawsuits cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including product liability, workers compensation, employment-related matters and auto liability. While insurance is maintained for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims.
Our funeral services business is facing increasing competition from a number of non-traditional sources, including sales of competitors’ caskets through internet casket retailers and large retail discount stores, and caskets manufactured abroad and imported into North America.
Non-traditional funeral services retailers could present more of a competitive threat to Batesville than is currently anticipated. While some of these have competed against Batesville for a number of years, large discount retailers such as Costco, which has recently begun selling competitors’ caskets, represent a more recent competitive development. Also, we have learned that several manufacturers located in China are currently manufacturing caskets for sale into the United States. It is not possible to quantify the financial impact that these competitors will have on Batesville’s business, but these competitors will continue to place additional pricing and other competitive pressures on Batesville that could have a negative impact on Batesville’s results of operations.

We may not be able to grow if we are unable to successfully acquire and integrate other companies.
Although we plan to grow certain of our businesses by acquiring other companies, we may not be able to identify suitable acquisition candidates, negotiate acceptable terms for such acquisitions or receive necessary financing for such acquisitions on acceptable terms. Moreover, once an acquisition agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition, or make it unadvisable. For example, shortly after the announcement of Batesville Casket’s proposed acquisition of Yorktowne, a preliminary order was granted by a court preventing Batesville Casket from further pursuing the proposed transaction until a final judgment or modification of the order, the timing of any of which is not certain. In addition, we expect to compete against other companies for acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our efforts to integrate acquired companies. Integration of acquired companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance.
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
Volatility in our investment portfolio or collection risk associated with our notes receivable portfolio could negatively impact earnings.
Volatility in our investment portfolio with a book value of $71.5 million could negatively impact earnings. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. This is evident in the fourth quarter of fiscal 2005, when one significant impairment of a strategic investment resulted in an impairment charge of $8.7 million.
In addition, we have outstanding long-term notes receivable of $134.4 million as of September 30, 2005. This balance primarily represents the seller financing provided to FFS Holdings, Inc., the entity that purchased Forethought, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in an adverse impact on our financial condition.

A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
As of September 30, 2005, we employed approximately 9,800 persons in our operations. Approximately 2,300 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2006 to August 2010. We have one collective bargaining agreement in Canada that will expire during the next twelve months. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
Item 1B. UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES
The principal properties used in our continuing operations are listed below, and, except for our leased facilities in Cary, North Carolina; Acton, Massachusetts; and Chihuahua, Mexico, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Health Care:
Acton, MA	Light manufacturing and	Manufacture and development
	development facilities	of health care equipment
	Office facilities	Administration
Batesville, IN	Manufacturing, development	Manufacture and development
	and distribution facilities	of health care equipment
	Office facilities	Administration
Cary, NC	Manufacturing, development	Manufacture and development
	and office facilities	of health care equipment
Charleston, SC	Manufacturing and	Manufacture and development
	development facilities	of therapy units
	Office facilities	Administration
St. Paul, MN	Office facilities	Administration
Pluvigner, France	Manufacturing and	Manufacture and development
	development facility	of health care equipment
	Office facilities	Administration
Montpellier, France	Manufacturing and	Manufacture and development
	development facility	of therapy units
Funeral Services:
Batesville, IN	Manufacturing plants	Manufacture of metal caskets
	Office facilities	Administration
Manchester, TN	Manufacturing plant	Manufacture of metal caskets
Vicksburg, MS	Kiln drying and lumber cutting	Drying and dimensioning of
	plant	lumber
Batesville, MS	Manufacturing plant	Manufacture of hardwood
caskets
Nashua, NH	Manufacturing plant in the	Manufacture of hardwood
	process of being consolidated	caskets
into the Batesville, Mississippi
plant
Chihuahua, Mexico	Manufacturing plant	Manufacture of hardwood
caskets
Mexico City, Mexico	Manufacturing plant	Manufacture of metal caskets
In addition to the foregoing, we lease or own a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico and the Far East.

Item 3. LEGAL PROCEEDINGS
On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. Hillenbrand and its Hill-Rom subsidiaries have entered into a memorandum of understanding to settle the case for $337.5 million in cash. The proposed settlement also includes Hill-Rom’s commitment to continue certain company initiated discounting practices for a period of three years. The proposed settlement is subject to a number of conditions, including the negotiation of a definitive settlement agreement and final Court approval of that agreement following notice to class members, which is not anticipated to occur until calendar year 2006. If finally approved by the Court, the settlement is expected to resolve all of the plaintiffs’ claims and all potential claims of most North American purchasers or renters of Hill-Rom products from 1990 through the present related to or arising out of the subject matter of the lawsuit. While we are encouraged by progress toward a settlement, there is no assurance that the parties will reach, or, if reached, that the Court will approve, a settlement agreement.
Plaintiff’s Second Amended Complaint, filed on May 9, 2005, alleged violations of the federal antitrust laws, including attempted monopolization, monopoly maintenance and tying claims. Plaintiff sought to certify a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities. Plaintiff claimed that it and the alleged class sustained injury caused by Hill-Rom’s discounting practices, which allegedly harmed competition and resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.
Plaintiff sought actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that might have been awarded, recovery of attorney fees and costs, and injunctive relief. If a final definitive settlement is not achieved, we anticipate the Plaintiff would seek damages substantially in excess of $100 million, before trebling. If a class were to be certified and if Plaintiffs were to prevail at trial, potential trebled damages awarded the Plaintiffs could be substantially in excess of $100 million and have a significant material adverse effect on our results of operations, financial condition, and liquidity. Therefore, if the proposed settlement is not consummated, we will continue to aggressively defend against Plaintiff’s allegations and will continue to assert what we believe to be meritorious defenses to class certification and Plaintiff’s allegations and damage theories.
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against Hillenbrand, its Batesville Casket Company, Inc. subsidiary (“Batesville”), and three of Batesville’s national funeral home customers, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) in the United States District Court for the Northern District of California (“Court”). This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among

Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville.
Batesville, Hillenbrand and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the Court permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas).
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended complaint contains the same basic allegations as the original complaint. Defendants anticipate moving shortly to consolidate the one purported consumer class action that has not yet been consolidated with the FCA Action, Fancher v. SCI et al., filed on September 23, 2005, which has also been transferred to Houston, Texas.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
On November 10, 2005, Batesville, Hillenbrand, and other defendants moved to dismiss the amended complaint. A hearing on scheduling occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur on December 5, 2006. The trial in this matter is scheduled to begin on or about February 4, 2008.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit against Batesville, Hillenbrand, Alderwoods, SCI, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer

Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On December 1, 2005, Hillenbrand and Batesville filed a motion to dismiss this complaint.
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. Accordingly, we are aggressively defending against the allegations made in all of these cases and intend to assert what we believe to be meritorious defenses to class certification and to plaintiffs’ allegations and damage theories.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (CIDs) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral services industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 16 state attorneys general offices are participating in the joint investigation, although more could join. Batesville has begun production of documents in response to the CIDs.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as, but not limited to, “confident,” “strengthen,” “improve,” “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.
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
Market Information
Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The following table reflects the range of high and low selling prices of our common stock by quarter for the twelve months ended September 30, 2005 and 2004.

	2005		2004
	High	Low	High	Low
October – December	$58.01	$47.37	$62.40	$56.26
January – March	$57.00	$53.59	$72.92	$60.28
April – June	$56.56	$47.60	$70.55	$53.71
July – September	$52.00	$46.56	$60.80	$49.40
Holders
On November 22, 2005, there were approximately 21,600 shareholders of record.
Dividends
We have paid cash dividends on our common stock every quarter since our first public offering in 1971, and those dividends have increased each year thereafter. In fiscal 2005, dividends were paid on December 31, 2004 and March 31, June 30 and September 30, 2005 to shareholders of record as of December 17, 2004 and March 17, June 16 and September 16, 2005, respectively. Cash dividends of $1.12 ($0.28 per quarter) in fiscal 2005 and $1.08 ($0.27 per quarter) in fiscal 2004 were paid on each share of common stock outstanding. We currently believe that comparable quarterly cash dividends will continue to be paid in the future, as evidenced by the Board of Directors recent approval of a dividend of $0.2825 per share for the first quarter of fiscal 2006.

Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased [1]	per Share	Programs [2]	or Programs [2]
July 1, 2005 – July 31, 2005	89	50.71	—	1,578,400
August 1, 2005 – August 31, 2005	4,622	49.60	—	1,578,400
September 1, 2005 – September 30, 2005	299	47.90	—	1,578,400
Total	5,010	49.52	—	1,578,400

1	All shares purchased in the three months ended September 30, 2005 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors had approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended September 30, 2005. The approval has no expiration, and there were no terminations or expirations of plans in the three months ended September 30, 2005.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for the fiscal years ended September 30, 2005, 2004, and 2003, and the ten month period ended September 30, 2002. Fiscal year 2001 is presented based on our previous fiscal year-end of the Saturday nearest November 30. Also presented are comparable unaudited data for the twelve-month periods ended September 30, 2002 and 2001.

	Fiscal	Fiscal	Fiscal			Ten Months	Fiscal
	Year	Year	Year	Twelve Months Ended		Ended	Year Ended
	Ended	Ended	Ended	September 30,		September 30,	December 1,
	2005	2004	2003	2002	2001	2002	2001
				(Unaudited))
	(In millions except per share data)
Net revenues (a)	$1,938.1	$1,829.3	$1,693.9	$1,736.1	$1,674.1	$1,393.5	$1,672.6

(Loss) income from continuing operations (a)	$(96.3)	$188.2	$180.6	$56.7	$129.1	$(17.6)	$169.5

Income (loss) from discontinued operations (a)	2.2	(45.0)	8.4	(12.5)	24.0	7.2	0.9

Net (loss) income (a)	$(94.1)	$143.2	$189.0	$44.2	$153.1	$(10.4)	$170.4

(Loss) income per share from continuing operations – Basic (a)	$(1.56)	$3.02	$2.91	$0.90	$2.06	$(0.28)	$2.70

Income (loss) per share from discontinued operations — Basic (a)	0.04	(0.72)	0.14	(0.20)	0.38	0.12	0.01

Net (loss) income per share — Basic (a)	$(1.52)	$2.30	$3.05	$0.70	$2.44	$(0.16)	$2.71

(Loss) income per share from continuing operations – Diluted (a)	$(1.56)	$3.00	$2.90	$0.90	$2.05	$(0.28)	$2.69

Income (loss) per share from discontinued operations – Diluted (a)	0.04	(0.72)	0.14	(0.20)	0.38	0.12	0.01

Net (loss) income per share — Diluted (a)	$(1.52)	$2.28	$3.04	$0.70	$2.43	$(0.16)	$2.70

Total assets	$2,229.2	$2,069.7	$5,474.9	$5,455.2	$4,948.8	$5,455.2	$5,072.0

Long-term obligations	$351.5	$361.6	$157.1	$323.8	$304.5	$323.8	$307.4

Cash dividends per share	$1.12	$1.08	$1.00	$0.98	$0.83	$0.77	$0.84
Note: Certain per share amounts may not accurately add due to rounding.

(a)	The selected financial data presented above includes a number of non-recurring and special charges. Following is a summary of these charges, on a net-of-tax basis. The amounts are summarized based upon the line items within the Statements of Consolidated Income (Loss) impacted. Further discussion regarding these adjustments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal	Fiscal	Fiscal			Ten Months	Fiscal
	Year	Year	Year	Twelve Months Ended		Ended	Year Ended
	Ended	Ended	Ended	September 30,		September 30,	December 1,
	2005	2004	2003	2002	2001	2002	2001
				(Unaudited))
		(In millions except per share data)
Items Net-of-Tax:
Net Revenues
CMS claims resolution	$—	$—	$(2.0)	$—	$—	$—	$—
Other Operating Expenses
Write-off of technology asset	—	—	—	4.0	—	4.0	—
Antitrust litigation expense	15.6	0.9	—	10.6	—	7.3	3.3
Litigation Charge
Litigation charge	226.1	—	—	158.0	—	158.0	—
Special Charges
Severance and benefit costs, asset impairments and other realignment activities	27.1	4.5	6.2	3.3	17.1	2.6	14.5
Other (Income) Expense, net
Net realized capital (gains) losses and impairments	8.4	(2.6)	13.9	7.5	4.0	7.0	5.0
Loss on extinguishment of debt	—	4.0	10.4	—	—	—	—
Income Tax Expense
Write-off (recognition) of deferred tax asset related to French entities	16.0	(16.0)	—	—	—	—	—

Impact on continuing operations	$293.2	$(9.2)	$28.5	$183.4	$21.1	$178.9	$22.8

Discontinued Operations
Net realized capital (gains) losses and impairments	$—	$(2.7)	$21.3	$30.4	$(3.4)	$11.9	$13.2
Severance and benefit costs, asset impairments and other realignment activities	—	—	—	6.5	0.6	—	6.5
(Gain) loss on divestiture of discontinued operations	(0.1)	70.3	—	—	—	—	—
Other	—	—	—	(6.0)	—	(6.0)	—

Impact on discontinued operations	$(0.1)	$67.6	$21.3	$30.9	$(2.8)	$5.9	$19.7

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Hillenbrand Industries is organized into two operating companies serving the health care and funeral services industries.
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
Progress Against Fiscal 2005 Strategic Plan
Health Care
Fundamentally, Hill-Rom’s strategy is aimed at providing three value propositions that management believes should directly address long-term customer needs: improving the operational efficiency of health care facilities; providing improved patient outcomes, thereby reducing length of stay and costs; and, improving caregiver safety and efficiency. Management believes substantial opportunity exists to grow in these areas by utilizing Hill-Rom’s global rental service center network, its sales force and its strong position and brand in hospital bed frames and therapy support surfaces.
Primary components of our strategic plan for fiscal year 2005 related to increased customer focus, new product introductions, growth through selective acquisitions and cost reduction. Despite disappointing financial results, progress was made against Hill-Rom’s strategic plan during fiscal 2005.
Customer Focus. With respect to increased customer focus, Hill-Rom made substantial progress towards its objectives, including modifying its call center routing protocols to improve customer responsiveness. Hill-Rom has also made significant capital investments in moveable medical equipment related to its 2003 acquisition of Mediq, further expanding growth opportunities and improving customer responsiveness. Hill-Rom continues to work to improve the connectivity of its various core product offerings to meet customer needs.
Additionally, in July, 2005 we announced changes in our organizational structure to support our strategic focus on our core hospital bed frames, therapy support surfaces and services businesses. Those changes were designed and are being implemented to align the entire Hill-Rom organization more closely with our customers to more effectively bring products and services to market and facilitate further changes to better align incentives, geographies and field management to improve the effectiveness of the field sales force.
Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories products are provided through a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.

New Product Introductions. With respect to new product introductions, during fiscal 2005, Hill-Rom experienced strong sales volumes of its VersaCare® and CareAssist® bed platforms which were introduced in fiscal 2004, as well as in its communications and service parts and contracts product lines. In fiscal 2005, VersaCare®/Advanta™ sales increased nearly 14 percent over the comparable period of fiscal 2004. CareAssist® revenues were also strong, increasing more than three times over the prior year following the introduction of this new product during the second fiscal quarter of 2004. In addition, sales of communications products have increased approximately 31 percent over the prior fiscal year.
The VersaCare® bed and TotalCare® platform design architectures have also been opened up with license agreements established with several mattress manufacturers, including BG North America, a division of Encompass Group LLC, and Span-America Medical Systems, Inc., allowing surfaces manufactured by these companies to be used on the VersaCare® and TotalCare® platforms. The opening of the architecture allows customers a greater choice of surface options to best meet patient therapeutic needs. In addition, in January 2005 we introduced a new non-powered air surface for the VersaCare® bed platform.
Growth Through Selective Acquisitions. With respect to growth through selective acquisitions, we remain committed to long term growth through selective health care and funeral services acquisitions. During 2005, we completed the integration of the acquisitions of Advanced Respiratory, Inc. (“ARI”), Mediq and NaviCare, including the integration of Hill-Rom and Mediq facilities with the completed consolidation of 91 service centers. The integration of the ARI and Mediq information technology platforms was included in the implementation of the final phase of our Enterprise Resource Planning system at Hill-Rom in May 2005.
Cost Reduction. With respect to cost reduction, we experienced significant increased cost pressure with respect to steel, red metals, solid wood, plastics, petroleum based products and fuel that negatively impacted our financial results during the 2004 and 2005 fiscal years. These cost pressures are anticipated to continue into fiscal 2006. At Hill-Rom, these cost pressures, coupled with a downward mix shift in certain product lines and lower overall pricing, negatively impacted capital sales gross margin levels, a trend which is expected to continue into fiscal 2006. We have responded by implementing cost control actions, looking at sourcing alternatives and initiating work force and other realignment activities, to better align our overall cost structure.
In this regard, we have acted and have plans and actions in place to further mitigate rising raw material prices, including centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers and 2006 product price adjustments.
During the fourth fiscal quarter of 2005, we also announced a change in our architecture intended to simplify both the Corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy. The cost of these actions resulted in a fourth quarter pre-tax charge of approximately $30.8 million. In addition to these costs, further costs related directly to the actions are also expected to be incurred over the next twelve to eighteen months as the actions progress, most notably in Europe. These additional costs could range up to $10 million. Once these actions are fully implemented, we anticipate annual savings related to both cost of revenues and operating expenses of $45 million to $50 million.
In addition to the above 2005 action, during the fourth fiscal quarter of 2004 we announced a restructuring action intended to better align Hill-Rom’s financial and personnel resources to fully support its strategic initiatives, decrease overall costs, and improve overall performance in Europe. That plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter 2004 charge of approximately $7.3 million associated with severance and benefit-related costs. During fiscal 2005, approximately $0.8 million of the originally recorded reserve was reversed, primarily related to the transfer of personnel to other open positions within the organization.

This action is complete and as of September 30, 2005 approximately $0.6 million remained in the reserve related to the payout of terminated positions.
See the Fiscal 2006 portion of this Overview for further details related to the 2005 actions, and Note 8 to the Consolidated Financial Statements for more information on both the fiscal 2005 and 2004 actions.
Funeral Services
Customer Focus. Batesville continues to increase its customer focus by selectively increasing service and delivery levels to customers, increasing executive management’s interaction with customers, and focusing on improving and simplifying customer touch points. Additionally, in January and March of 2005, Batesville Casket successfully launched two new “Batesville Honoring Lives Tour Centers.” These mobile showrooms are touring the country in an effort to bring the Batesville experience and product showroom to customers, create excitement around our new products, increase customer interaction and intimacy and grow the independent funeral home portion of our business. We believe our customer-focused initiatives during fiscal 2005 contributed to steady performance in the independent funeral home portion of our business, despite the gradual and slightly declining demand for burial caskets.
New Product Introductions. Batesville’s revenues have been positively impacted by the Dimensions by Batesville® product line of oversized caskets launched in October 2004. In addition, customer acceptance continues to grow for the veneer product line originally launched during the 2003 fiscal year, which uses a patented manufacturing process. Batesville also continues to offer innovative product features, including Charpente interior framing introduced in 2004, as well as the Memory Safe® and Memory Shelf® designs, adding further opportunities for product personalization. Batesville intends to continue its current pace of new product introductions in fiscal 2006 aimed at growing its burial and cremation businesses.
Cost Reduction. In fiscal 2004 and 2005, the rising prices of certain raw materials, including steel, red metals, solid wood and fuel in particular, had a direct and material negative affect on our profitability. We have acted and have plans and actions in place to mitigate the impact of rising raw material prices including the closure of Batesville Casket’s Nashua, New Hampshire plant, the consolidation of Batesville’s solid wood casket production into its Batesville, Mississippi plant, located in Panola county, and the 2006 product price adjustments. The consolidation in Batesville’s Panola plant was feasible because Batesville Casket’s efforts at continuous improvement have enabled it to make more wood caskets each year at its more efficient Panola plant and because of the increasing demand for veneer caskets made at Batesville’s Chihuahua, Mexico plant. Our goal with this consolidation effort is to reduce fixed and variable manufacturing costs, including a reduction in transportation costs for rough lumber from the Mississippi sources to Nashua, New Hampshire, while continuing to maintain superior product quality. We expect the consolidation of the plants to result in total pre-tax charges of approximately $4.5 million that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Approximately $2.8 million of this charge was incurred during fiscal 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge in the third quarter. This action, when completed, is expected to reduce operating costs by approximately $4.3 million (pre-tax) annually, including $0.2 million in reduced depreciation. See Note 8 to the Consolidated Financial Statements for more information.
Growth Through Selective Acquisitions. In September, 2005 Batesville Casket announced the signing of a definitive agreement with the shareholders of Yorktowne Caskets, Inc. (“Yorktowne”) to acquire all the outstanding stock of Yorktowne, a privately held distributor of caskets and other funeral service items based in York, Pennsylvania serving a 14 state area, primarily in the Northeast and Midwest regions of the United States. Yorktowne is an independent distributor for The York Group, Inc. (“York”), a subsidiary of Matthews International Corporation (“Matthews”). In its fiscal year ended December 31, 2004, Yorktowne had approximately $46.5 million in revenues. The acquisition agreement provides for a $58 million purchase price, subject to certain adjustments and earn-out provisions, to be funded out of Hillenbrand’s cash on hand. The proposed deal is subject to regulatory clearance and other customary closing conditions. The transaction is anticipated to further drive synergies in our existing manufacturing and distribution network, helping us to better serve existing and new customers in the Northeast and Midwest regions.
Shortly after the announcement of the acquisition, York filed suit against Yorktowne, Yorktowne’s shareholders, and Batesville seeking to enjoin the acquisition and to validate a right of first refusal to acquire Yorktowne. The Pennsylvania state court issued a preliminary order in November preventing Batesville Casket, Yorktowne and its shareholders from further pursuing the proposed transaction until a final judgment or modification of the order, the timing of any of which is not certain. The preliminary order also requires that Yorktowne provide York with a right of first refusal to purchase Yorktowne. Batesville Casket believes that the preliminary ruling is incorrect as a matter of law and has filed a notice of appeal.
Fiscal 2006
Health Care
Trends. Trends in our health care businesses which have impacted and may continue to impact performance are outlined below.
The health care products industry is diverse and highly competitive. Over the long term, patient demand for services is rising as a result of a number of factors, including an aging population, increasing life expectancy, enlightened consumers and technological advances. These long-term trends should create pressure for existing facilities to upgrade and increase efficiency, caregiver safety and productivity in order to maintain profitability and meet demand in a continued period of nursing shortages. Hill-Rom believes that in order for it to achieve its goals of revenue growth and improved profitability, it will be required to continue to provide innovative, high quality customer solutions on a cost-effective basis.
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
Health care providers also face cost control pressures due to increasing numbers of uninsured patients and increasing supply costs. Premium increases to health care plans and the rising uninsured population further exacerbate a difficult reimbursement and economic environment for providers. In the aggregate, these cost control pressures can also impact the relative industry-wide demand for sales versus rental options in various product segments, which in turn can affect the sale versus rental mix of many products in our portfolio.
Additionally, health care providers face cost control pressures due to adverse events associated with patient stays, including ulcers, bedsores (or pressure ulcers), infections, patient falls and deep vein thrombosis. Accordingly, health care providers are increasingly concerned with the reduction of adverse events, providing opportunities for medical equipment suppliers, like us, who can provide demonstrable solutions for such adverse events.
We expect capital spending in health care to remain strong over the next several years. However, looming Medicaid and Medicare cuts could dampen spending and competition for capital will be fierce as hospitals balance construction projects with technology needs.

Accordingly, we continue to monitor full implementation of the Medicare Modernization Act. While this far-reaching law has not been fully implemented and all of its implications are not yet clear, the Act has been largely positive to Hill-Rom due to a variety of favorable hospital reimbursement provisions. However, increased cost projections associated with the Medicare reform legislation, along with concerns over the growing federal budget deficit, Hurricane Katrina relief and other factors, could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures in 2006 and beyond.
A significant portion of Hill-Rom’s sales are made pursuant to contracts with group purchasing organizations (GPOs) in the United States as well as government purchasers in the United States and other countries. Over the last two years, GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous reforms contained in an industry-designed code of conduct. Despite this effort, federal legislation was proposed last year that would have directed the Department of Health and Human Services (HHS) to promulgate rules further defining ethical conduct for GPOs. Observance of these rules, through a certification process designed by HHS, would have been a precondition for GPOs to accept administrative fees, which would have been capped at three percent, from hospital suppliers. Subsequently as a result of discussions between industry and Congressional staff regarding a non-legislative or alternative solution, Congress is continuing to evaluate the need to advance legislation. In the interim, the industry has moved to further strengthen its voluntary ethics initiative. It is difficult to ascertain the likelihood that legislation will be advanced in 2006. We believe it is likely, however, that with or without legislation, the industry will see fewer sole and dual source GPO agreements and more multi-source agreements.
A majority of our contracts with the larger GPOs, most of which are sole-source or dual-source contracts, will reach the end of their current terms within the next year. Hill-Rom is in various stages of submitting bids for or negotiating new or amended contracts to replace some of the expiring contracts. Given the industry trend toward multi-source GPO agreements and other factors, we do not believe that we will be able to retain sole-source or dual-source status in all situations where we have expiring sole-source or dual-source agreements today. We may also become an alternative source for some GPOs to which we are not currently a designated supplier.
Even in the case of sole-source contracts, many of our sales are made on a competitive basis because actual purchasing decisions are made by the GPO member organizations and not by the GPOs themselves. Individual hospitals often seek product standardization and remain with the supplier with which they have had a previous relationship. Changing suppliers can result in costly retraining of clinical staff and possibly changes in protocols. Because of these dynamics, the award of a sole source GPO agreement does not generally result in exclusivity for all of that GPO’s member organizations. Likewise, the loss of a sole-source agreement or change of an agreement from sole to multi-source agreement does not generally result in the inability to make continued sales to any of the applicable GPO member organizations. It is, therefore, impossible to predict with certainty the effect on our business and results of operations if sole source contracts are replaced with multi-source agreements, although such a change could reduce our sales to members of the applicable GPOs. If we are unable to retain positions in contracts with one or more of these GPOs, whether in sole, dual or multi-source form, our financial condition, results of operations and cash flows could be materially adversely affected.
During the third quarter of fiscal 2005, we implemented the final phase of our Enterprise Resource Planning system with respect to the domestic rental business. Due to the complexities and inherent business process changes associated with this implementation, we have encountered a number of issues related to the start-up of this system, including improper billings to customers, customer disruptions and the loss of some business. As a result of these start-up issues and the related impacts on billings, we are also experiencing delays in the collection of rental receivables that are negatively impacting our receivables balance and days sales outstanding. We are working diligently and devoting substantial resources to resolve these challenges, but the effects on certain areas, such as reputation, customer relationships, third party payor relationships and billing processes may impact future periods. See Item 9A., Controls and Procedures, for further details.
Sales Timing. Hill-Rom sales and profitability have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. This weighting is due to a combination of sales incentives, which influence certain customers to accelerate purchases otherwise planned for future periods, compensation practices and customer capital equipment buying patterns. However, there is no assurance that these patterns will continue in the future.
Strategy. Hill-Rom has been subject to increasing competitive pressures and rising production and distribution costs. In response, Hill-Rom originally intended during fiscal 2005 to accelerate efforts in non-capital products and services revenue streams and continue to focus on increasing its cost competitiveness in light of growing price pressures and low cost competitors.
However, as Hill-Rom pursued revenue growth over the past several years its product portfolio and supporting infrastructure have become increasingly complex. During this time, Hill-Rom has lost share in certain segments, particularly in the mid-range of its core frames business, and gross margin rates have fallen due to the inclusion of the lower margin Mediq business, declines in product mix, higher commodity costs and continued competitive pricing pressure. We expect continued gross margin pressure for the foreseeable future.
To address these challenges, in July, 2005 we announced several changes intended to simplify both the Hillenbrand corporate and Hill-Rom organizational structures, consolidate their respective management teams, reduce complexity and cost and better support Hill-Rom’s strategy to focus primarily on its core hospital bed frames, therapy support surfaces and services businesses. We intend to continue our efforts to produce best in class, high quality, cost effective products, but new products and services, adjacent products and product features will now be evaluated in light of how well they support our core frames, support surfaces and services businesses. This strategy is designed primarily to strengthen our core hospital bed frames, therapy support surfaces and services businesses and provide earnings growth over the short term. While we will evaluate selective opportunities for acquisitions and strategic relationships in our International and Home Care and Surgical businesses, over the near term we will focus on making operational improvements in our North American business. See Note 8 to the Consolidated Financial Statements for more information on these actions.
Our overall strategic plan for fiscal year 2006 will expand on the progress made during fiscal 2005 with respect to the primary components of our fiscal 2005 strategy. Primary components of our strategic plan for fiscal year 2006 include:
•	implementing a customer centric sales and service model,

•	streamlining the business to reduce cost and complexity,

•	strengthening our core businesses, and

•	improving product planning, product development and sourcing processes.
Specifically, we have aligned our business segments and their organizations more closely with our customers, better aligning incentives, geographies and field management to improve the effectiveness of the field sales force. This change is being implemented to eliminate redundancy and increase alignment and accountability, while also for stabilization and achievement of the intended benefits of our Enterprise Resource Planning implementation. We plan to focus new product development efforts on our core product lines and improve margins through supply chain cost reductions. We also plan to take various actions to improve our product planning, product development and sourcing processes, including improving customer validation processes, focused innovation, revitalization of continuous improvement processes, component standardization and product life cycle management. While we believe the North American business is strategically sound and intend to focus on operational improvements to that business, we plan to consider selective acquisition opportunities in our International and Home Care and Surgical businesses.
In addition to the general trends impacting Hill-Rom’s business and the strategic plans described above, internationally, the bed market in the Asia Pacific region is growing rapidly, fueled by economic growth in that region. In the European Union, the long term care segment is growing rapidly, while the acute care segment is shrinking, driven primarily by the impact of Diagnostic Related Groups, or DRG, reimbursement. DRG implementation in the European Union has been far reaching, forcing controlled spending by health care facilities due to lower reimbursement levels. The resulting lower volumes have contributed to excess European production capacity and increased competition in the acute care segment, and growth in the long term care segment as lower hospital reimbursement levels drive the need to transfer patients out of hospitals more rapidly. Additionally, as in North America, obesity trends are increasing internationally, resulting in a significant growth opportunity in the bariatric segment. In response to the foregoing trends, we are reviewing gaps in our international product portfolio, including long term care, and evaluating product and branding strategies specific to various countries, regions and segments. We intend to address portfolio gaps through selective introduction of certain U.S. products, new product development and selective acquisitions and strategic relationships, with the objective of strengthening our position in high-end products, while expanding our offerings in the mid-range. We believe that Hill-Rom’s Pan-European presence in a highly fragmented competitive landscape provides us with opportunities for selective acquisitions and other opportunities.
Revenues in 2005 associated with Hill-Rom’s Home Care business fell on lower pricing and volumes. Much of the lower volumes were attributable to The Vest™ Airway Clearance System where we continue to see a reduction in referral volumes, resulting in part from changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. The reduction in referral volumes could continue to slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™ System’s initial receipt of Medicare reimbursement codes for cystic fibrosis and bronchiectasis. We continue to invest in clinical research and other efforts to expand Medicare’s covered disease states and geographies with respect to The Vest™ System to build on Hill-Rom’s leadership position in airway clearance therapy, but anticipate that this may be a long process.
We expect the demand for products and services in the home care setting to continue to rise as the baby boom generation continues to age and cost pressures on health care facilities drive an increase in more rapid transfers of patients out of hospitals to the home care environment. However, we anticipate that Medicare, Medicaid and other third party payors will continue to work to offset the increased demand with cost control measures.
Supported by increasing demand for home care products and services and increasing demand for surgical procedures, we will continue to invest in the development of new products and product enhancements and evaluate selective acquisitions and strategic relationships relating to our home care and surgical accessories product portfolios. As the population ages and an increasing number of patients receive treatment at home, we expect to focus increasingly on home care products, including air-fluidized wound therapy surfaces, that provide therapies related to pressure ulcers and pulmonary conditions. We also intend to continue programs to educate the marketplace on best practices and protocols to improve patient care and reduce health care costs by keeping patients in lower modalities and reducing hospital re-admission rates.
Funeral Services
Trends. In the funeral services industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of what appears to be short to medium term lower overall deaths and a continued gradual increase in the rate of cremations. The lower number of deaths appears to be a function of historic lower birth trends during the late 1920s and early 1930s, partially offset by immigration, along with lower age-adjusted mortality rates and the general variability in deaths that occurs year-to-year or over extended periods of time. Given these factors, we anticipate that the overall number of annual deaths in North America will be relatively flat to slightly declining for at least the foreseeable future. Additionally, based on historical death trends and the uncertainty of factors such as the prevalence of influenza and health care advancements, we anticipate that there will be continued variability in the number of deaths from quarter to quarter and year to year.
Also impacting the demand for burial caskets is the increasing popularity of cremations, which continues to grow at a rate of approximately one percentage point each year, and is now estimated to be about one-third of total deaths in North America. During the first quarter of 2005, the otherwise gradual and steady decline of demand for burial caskets in North America was further exacerbated by a slower pneumonia and influenza season when compared to the same period in 2004, when an early flu season positively impacted the death care industry. Batesville Casket experienced a slight increase in burial casket demand during the second quarter of fiscal 2005 as the country experienced an increase in pneumonia and influenza, although the overall severity of the influenza strain was much less than what was experienced in 2004. Preliminary projections based on information from the Center for Disease Control (CDC) indicate that total deaths for fiscal 2005 are estimated to be approximately 65,000 fewer than the prior year.
Strategy. Important elements of Batesville’s fiscal year 2006 strategy include the retention of national account customers, growth in Batesville’s revenue from independent funeral homes, the consolidation of wood manufacturing, and an increase in revenue through a jobber supply strategy. Batesville Casket has a sole-source contract with its largest national account that reaches the end of its current term in calendar year 2005 although the volume purchase requirement under that contract will effectively extend the purchase of caskets through approximately the first three quarters of 2006. This contract represents a material part of Batesville’s business. Batesville is currently in contract renewal negotiations with this account. The funeral services industry is becoming even more competitive given the excess capacity that exists in the industry, along with the introduction of foreign-sourced products. The results of these negotiations could result in some changes to our relationship with this account that may include a lower product line mix, a reduction in average net price, lower volume and/or a modification in sourcing provisions. Any combination of these items may have a materially adverse effect on our financial condition, results of operations and cash flows.
In fiscal 2005, Batesville’s sales to independent funeral homes were virtually flat from 2004 levels, despite the gradual and slightly declining demand for burial caskets. We believe this stability was a result of the various sales and service tools implemented over the past several years, including the two mobile tour centers, improved customer service initiatives, and the recent launch of a refined merchandising strategy. We have provided additional funding for each of these initiatives in 2006, and most recently completed the renovation of the Batesville Customer Business Center. Along with extending these sales and service programs, the sales force will continue its focus on converting customers from solid wood to veneer units. Success with the veneer product line is critical to our wood manufacturing strategy, as converting sales of solid wood units to veneer increases the leverage at our lower cost Chihuahua facility and provides additional capacity in Batesville, Mississippi, which will assume all solid wood production upon the closure of our Nashua, New Hampshire facility, which is anticipated to be completed by the second quarter of calendar 2006.
One of Batesville’s key initiatives in 2006 is preparing to capitalize on opportunities to form business relationships with independent distributors of caskets, known in the industry as “jobbers.” These relationships could involve acquisitions, as evidenced by our efforts to acquire Yorktowne, or simply the provision of funeral products for resale by these jobbers. An essential part of this strategy is developing a separate and unique line of products to offer through the jobber channel. Proprietary features and offerings would be restricted to the Batesville® brand which would only be available through our sales force. Executing on this key initiative has required Batesville to make some tooling investments and to assign dedicated resources to move these products quickly through the new product development pipeline and into production. While revenues under this initiative were rather modest at $2.9 million for fiscal 2005, this is a growth opportunity for 2006 and beyond.
RESULTS OF OPERATIONS
Note regarding discontinued operations: The operating results for the divestitures completed in 2004 (the infant care and piped-medical gas businesses of Hill-Rom as well as the pre-need insurance business of Forethought) are presented as discontinued operations within our Consolidated Statement of Income (Loss). Under this presentation, the revenues and variable costs associated with these businesses are removed from the individual line items comprising the Consolidated Statement of Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that were eliminated with the divestitures are also included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results within Management’s Discussion and Analysis are presented based on our results from continuing operations.
The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

(Dollars in millions except
per share data)	Fiscal		Fiscal		Fiscal
	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
	2005	Revenues	2004	Revenues	2003	Revenues
Net Revenues
Health Care sales	$810.9	41.9	$736.9	40.3	$748.2	44.2
Health Care rentals	467.8	24.1	452.1	24.7	317.6	18.7
Funeral Services sales	659.4	34.0	640.3	35.0	628.1	37.1

Total Revenues	$1,938.1	100.0	$1,829.3	100.0	$1,693.9	100.0

Gross Profit
Health Care sales	$362.8	44.7	$354.7	48.1	$378.7	50.6
Health Care rentals	174.6	37.3	202.7	44.8	157.0	49.4
Funeral Services sales	350.9	53.2	350.2	54.7	349.0	55.6

Total Gross Profit	888.3	45.8	907.6	49.6	884.7	52.2
Other operating expenses	603.5	31.1	581.6	31.8	544.0	32.1
Litigation charge	358.6	18.5	—	—	—	—
Special charges	36.3	1.9	5.5	0.3	9.4	0.6

Operating (Loss) Profit	(110.1)	(5.7)	320.5	17.5	331.3	19.5
Other income (expense), net	(5.8)	(0.3)	(12.7)	(0.7)	(51.0)	(3.0)

(Loss) Income from
Continuing Operations
Before Income Taxes	(115.9)	(6.0)	307.8	16.8	280.3	16.5
Income tax (benefit) expense	(19.6)	(1.0)	119.6	6.5	99.7	5.8

(Loss) Income from
Continuing Operations	(96.3)	(5.0)	188.2	10.3	180.6	10.7
Income (loss) from discontinued operations	2.2	0.1	(45.0)	(2.5)	8.4	0.5

Net (Loss) Income	$(94.1)	(4.9)	$143.2	7.8	$189.0	11.2

(Loss) income per common share from continuing operations — Diluted	$(1.56)	N/A	$3.00	N/A	$2.90	N/A
Income (loss) per common share from discontinued operations — Diluted	0.04	N/A	(0.72)	N/A	0.14	N/A

Net (Loss) Income per
Common Share – Diluted	$(1.52)	N/A	$2.28	N/A	$3.04	N/A

The financial results presented herein include a number of other items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	2003

Pre-tax Items:
Net Revenues
CMS claims resolution	$—	$—	$(3.1)
Other Operating Expenses
Antitrust litigation expenses	24.7	1.5	—
Litigation Charge	358.6	—	—
Special Charges	36.3	5.5	9.4
Other (Income) Expense, net
Loss on extinguishment of debt	—	6.4	15.7
Net realized capital (gains) losses and impairments	8.3	(4.2)	21.1
Income Tax Expense
Write-off (recognition) of deferred tax asset related to French entities	16.0	(16.0)	—
Discontinued Operations
Items (net-of-tax):
Net realized capital (gains) losses and impairments	—	(2.7)	21.3
(Gain) loss on divestiture of discontinued operations	(0.1)	70.3	—

In the following sections, we provide a high level summary of our consolidated results of operations for the periods indicated. Immediately following each summary section is a more comprehensive discussion of revenues and gross profit by operating company.
Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
Summary
Consolidated revenues of $1,938.1 million in 2005 increased $108.8 million, or 5.9 percent, compared to $1,829.3 million in 2004. The majority of the increase was within Health Care sales revenues, which increased $74.0 million. Health Care sales experienced increasing volumes following the 2004 product transitions associated with the introduction of our VersaCare® and CareAssist™ platforms, but continued pricing pressure partially offset the effect on revenues. Health Care rental revenues increased $15.7 million due to the 2004 acquisition of Mediq, which increased revenues by $40.2 million with the inclusion of four additional months in fiscal 2005 based on its January 2004 acquisition date. Funeral Services continued to experience declining volumes due to a lower death rate and higher cremations along with unfavorable product line mix. However, favorable net price realization and cremation, jobber and product accessory growth drove the year-over-year increase of $19.1 million in revenues. Overall in 2006, revenues are expected to show only light to moderate growth over fiscal 2005 levels.
Consolidated gross profit decreased $19.3 million or 2.1 percent over the prior year period, driven by Health Care rentals. As a percentage of total revenues, consolidated gross profit margins of 45.8 percent in 2005 decreased from 49.6 percent in 2004. The lower gross margin as a percent of revenues was due to pricing pressures at Hill-Rom in both the sales and rental businesses, lower volumes at Batesville Casket and in Hill-Rom’s rental products, lower margin rates of the acquired Mediq® product lines and increased raw material and rental field service costs.
Other operating expenses increased 3.8 percent to $603.5 million in 2005 compared to $581.6 million in 2004. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The higher expense levels were largely due to litigation costs associated with defending antitrust lawsuits, which increased $23.2 million in 2005 (See Note 17 of the Consolidated Financial Statements for more information). The higher expense levels were also due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of approximately $8 million based on the inclusion of these acquisitions for a full year in fiscal 2005. Additionally, we experienced higher health care and benefit costs of $4.0 million for 2005, as well as salary inflation. Operating expenses have also increased in 2005 as a result of increased Health Care sales commissions on higher revenues and higher fuel costs as a component of distribution expenses. These increases were partially offset by realized compensation and benefit savings associated with the 2004 Hill-Rom business realignment. As a percentage of revenues, operating expenses decreased to 31.1 percent in 2005 from 31.8 percent in 2004 as a result of the additional revenues, synergies from acquired companies and the benefits of the prior year business realignment program. In 2006, other operating expenses are expected to increase slightly resulting from increases in compensation and benefits inflation, incentive compensation expense and antitrust litigation expense. As in 2005, incentive compensation will depend on actual financial results achieved in 2006. These increases are expected to be partially offset with continued synergies achieved from acquisition integrations and lower compensation and benefit savings from the 2005 restructuring activities. Pending the occurrence of further developments in the finalization of a definitive settlement of Spartanburg’s antitrust litigation against Hillenbrand and Hill-Rom, we have not adjusted the above outlook to reflect lower antitrust litigation expenses.
Operating results in 2005 included a pre-tax charge of $358.6 million resulting from our reaching a memorandum of understanding to settle the Spartanburg antitrust litigation. The fourth quarter fiscal 2005 charge covers the settlement, along with certain legal and other costs related to the settlement.
Special charges were also recognized in both the 2005 and 2004 reporting periods. In 2005, a special charge of $36.3 million was recorded related to multiple initiatives. In the fourth quarter we recognized a net special charge of $30.8 million following the announcement of a change in our organizational structure intended to simplify Corporate and Hill-Rom and to support Hill-Rom’s strategy to focus on its core frames, support surfaces and services businesses. This was accompanied by a small reduction in force at Batesville Casket, with a projected cost of $0.8 million. During 2005, special charges included a charge of approximately $1.4 million for severance and benefit related costs resulting from the closure of Batesville Casket’s Nashua, New Hampshire production facility and its consolidation into its Batesville, Mississippi plant. These charges were partially offset by a $0.8 million reversal of excess restructuring reserves from the 2004 action. In addition, a charge of $2.4 million was recorded for future payments and other compensation related to the retirement of our former Chief Executive Officer. We also recognized an impairment charge of $1.7 million related to our Vail enclosure beds in the Health Care rental fleet following the shutdown by the manufacturer of its operations. In 2004, a net special charge of $5.5 million was recorded related to restructuring charges at Hill-Rom and Corporate.
Other Income and Expense

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Interest expense	$(18.4)	$(15.2)	21.1
Investment income	23.9	8.7	174.7
Loss on extinguishment of debt	—	(6.4)	(100.0)
Other	(11.3)	0.2	(5,750.0)

Other Income (Expense), Net	$(5.8)	$(12.7)	(54.3)

Interest expense increased $3.2 million to $18.4 million in 2005 compared to $15.2 million in 2004 due to the change in average debt levels from debt actions taken during the 2004 fiscal year. We repurchased $47.3 million of long-term debt in the third quarter of 2004, but in July 2004, we issued $250.0 million of 4.5 percent senior notes related to the long-term financing of the Mediq acquisition, which resulted in an increase in overall debt outstanding. Investment income increased $15.2 million due to interest accrued and discount accretion on the seller financing and equity instruments related to the divestiture of Forethought, which were outstanding for all of 2005 compared to only three months of 2004. The 2004 charge for the extinguishment of debt of $6.4 million was associated with the repurchase of high coupon debt prior to its maturity outlined above. Other expenses increased year over year, primarily resulting from an impairment of a strategic investment in fiscal 2005 in the amount of $8.7 million, in contrast to a realized gain of $4.2 million related to the sale of an investment in the third quarter of 2004.
An income tax benefit of $19.6 million was recognized in 2005 compared to income tax expense of $119.6 million in 2004. The effective tax rate for 2005 approximated 16.9 percent while in 2004 the tax rate approximated 38.9 percent. The fiscal 2005 effective tax rate was impacted by the reversal of the prior year deferred tax asset established upon adoption of a strategy to restructure the French operations. When this strategy was abandoned in the current year, the deferred tax asset of $16.0 million had to be reversed. In addition, the effective tax rate was also impacted by the inability to recognize tax benefits for the French portion of the fourth quarter restructuring action, the impairment of a strategic investment and a reduced state tax benefit associated with the Spartanburg litigation settlement accrual. Tax benefits were not recognized relative to these charges based upon existing limitations on the utilization of net operating and capital losses. The higher than normal rate in 2004 resulted in part from the establishment of valuation allowances on deferred tax assets due to both continued losses in France and capital losses realized from the divestitures. This increase was also due to additional accruals related to audit activity by the Internal Revenue Service and various states. These negative impacts were partially offset with the benefit from a strategy to restructure the French operations and the recognition of a related deferred tax asset of $16.0 million, as eluded to above.
We recognized a loss from continuing operations in 2005 of $96.3 million, or $1.56 per diluted share, compared to income of $188.2 million, or $3.00 per diluted share in 2004. The loss recognized in 2005 related to the litigation charge, but was also impacted by lower margins, higher operating expenses and increased special charges experienced in fiscal 2005. Considering the effect of the pre-tax items outlined in the preceding table of special items, income from continuing operations was adversely impacted by $427.9 million in 2005 and $9.2 million in 2004. Income from continuing operations was also adversely affected by the $16.0 million write-off of a deferred tax asset in 2005 and benefited from the recognition of a deferred tax asset of $16.0 in 2004 as discussed in the previous paragraph.
In February 2004, we entered into a definitive agreement for the sale of Forethought. At that time an impairment on discontinued operations of $95.8 million, net of a $33.2 million income tax benefit, was recorded based on the terms of the transaction. With the subsequent completion of the sale in the fourth quarter, the net loss was adjusted to $88.6 million. The lower loss was the result of closing adjustments associated primarily with an increase in proceeds related to an increase in the statutory adjusted book value of Forethought, partially offset by additional acquisition costs. In September 2003, we entered into a definitive agreement to sell the piped-medical gas business of Hill-Rom. Also in September 2003, we announced an agreement to sell the Air-Shields infant care business of Hill-Rom. The sale of the piped-medical gas business closed in October 2003 while the sale of the infant care business closed in the third quarter of fiscal 2004. Net gains were recognized on the divestitures of both businesses in the combined amount of $18.3 million. The sale of Forethought Federal Savings Bank is still pending regulatory approval, which is now expected in the first half of fiscal 2006. As the sale of this portion of the Forethought business has not yet been finalized, it was still reflected as a discontinued operation for fiscal 2005 and as of September 30, 2005. We will receive an additional cash payment of $6.4 million, plus interest, upon the closure of this sale.

As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect net income of $2.2 million in 2005 compared to a net loss of $45.0 million in the prior year. The income in 2005 includes $0.9 million of income from Forethought Federal Savings Bank, with the remaining amount due primarily to tax benefits resulting from the income tax provision to return analysis related to previous divestitures. The net loss in 2004 included the $88.6 million loss (net-of-tax) on impairment of discontinued operations related to Forethought, partially offset by the $18.3 million in gains (net-of-tax) recognized on the dispositions of Hill-Rom’s piped-medical gas and infant care businesses. The loss was further offset by income from operations at Forethought of $21.6 million (net-of-tax), which increased from the prior year due to an improvement in net capital gains and losses recognized at Forethought, along with income from operations for the piped-medical gas and infant care businesses of a combined $3.7 million (net-of-tax). (See Note 3 to Consolidated Financial Statements for further details).
Operating Company Results of Operations
Health Care

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Revenues:
Health Care sales	$810.9	$736.9	10.0
Health Care rentals	$467.8	$452.1	3.5

Cost of revenues:
Health Care sales	$448.1	$382.2	17.2
Health Care rentals	$293.2	$249.4	17.6

Gross profit:
Health Care sales	$362.8	$354.7	2.3
% of revenues	44.7%	48.1%
Health Care rentals	$174.6	$202.7	(13.9)
% of revenues	37.3%	44.8%

Health Care Sales
Health Care sales revenues increased $74.0 million in 2005 compared to 2004. In Americas/Asia Pacific, revenues were higher by $62.8 million, driven by the impact of increased volumes of $85.0 million, partially offset by unfavorable pricing of $22.2 million. EMEA revenues increased $11.2 million due to favorable effects of exchange rates of $6.4 million and higher volumes.
In Americas/Asia Pacific, patient platform volumes improved due to sales of the VersaCare® bed platform, which was introduced in the second quarter of fiscal 2004 to replace our largest selling Advanta™ platform with a more feature-rich product. Combined sales of the VersaCare® and Advanta™ bed platforms have increased nearly 14 percent in 2005. Volume favorability was also enhanced with the strength of our CareAssist™ bed platform, which was introduced in the second quarter of fiscal 2004.
In our non-patient platform product offerings, we experienced higher volumes in communications, service parts and contracts. However, architectural product volumes were down, attributable to strong competitive pressures and an aging product line.

EMEA results increased from favorable foreign exchange mentioned above and increased volumes of approximately $4.8 million. Higher revenues were experienced primarily in Germany, Italy and France, while revenues were lower in the Middle East, Africa and Emerging Europe.
Gross profit from Health Care sales increased $8.1 million from the prior year. As a percentage of sales, gross profit was 44.7 percent in 2005 compared to 48.1 percent in 2004. The increase in gross profit dollars was primarily attributable to the higher reported revenues described above. Contributing to the decline in margin rates were continued lower pricing on most products, higher raw material costs, inflationary wage and benefit expenses, and higher transportation costs.
Health Care Rentals
Health Care rental revenue increased $15.7 million. The overall increase in rental revenue was attributable primarily to the effects of the Mediq acquisition made on January 30, 2004. Mediq rental revenues were higher by $40.2 million resulting from the four additional months of revenue in the 2005 period. Excluding the impact of Mediq, core rental business revenues in Americas/Asia Pacific were down $28.5 million compared to the prior year period. This decline was due primarily to lower revenues on The Vest™ of $14.7 million, along with the effect of lower pricing on most products and the recognition of certain allowances amid collectibility concerns on aged rental receivables of a combined $16 million. The Vest™ volumes were down due to a reduction in referral volumes and negative changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. EMEA rental revenues were up $4.0 million, including favorable effects of exchange rates of $1.6 million.
Health Care rental gross profit decreased $28.1 million in 2005, despite the overall higher revenues and four months of incremental margin related to the prior year acquisition of Mediq. The decline in Americas/Asia Pacific was due to lower pricing and collectibility concerns of $16 million, as outlined above, and unfavorable field service spending of an additional $16 million related primarily to continuing customer fulfillment issues. As a percentage of sales, gross profit was 37.3 percent of revenues in 2005 compared to 44.8 percent of revenues in the prior year. As a percentage of revenues, gross margin rates decreased in 2005, resulting from lower pricing in Americas/Asia Pacific, higher field sales and service costs and the drop in higher margin revenues from The Vest™ as discussed above, coupled with higher revenues from lower margin Mediq® products for which there was an extra four months of such revenues in 2005. The lower margins in fiscal 2005 were also due in part to a rental asset inventory loss of $4.8 million recognized in the fourth quarter of fiscal 2005 upon completion of a physical inventory.
Health Care Operating Loss
Health Care sales and rentals combined for an operating loss of $246.0 million in 2005, which was $419.1 million less than the operating profit of $173.1 million recognized in 2004. The decrease in operating profit was primarily due to the Spartanburg antitrust litigation charge of $358.6 million in the fourth quarter of fiscal 2005. Operating profit also declined due to lower Health Care gross profit of $20.0 million, including both capital and rental products, higher operating expenses of $18.1 million and higher net special charges of $22.4 million. The acquisitions of ARI, Mediq and NaviCare added operating expenses of approximately $8 million, based on their respective dates of acquisition. In addition, operating expenses increased as a result of higher legal and professional fees of $18.8 million, primarily related to higher antitrust litigation expenses of $21.9 million, and increased commissions of $4.2 million on higher capital revenues. These increases were partially offset by lower EMEA operating expenses and lower overall benefit costs.
In 2005, Health Care operating results included net special charges of $27.7 million primarily related to severance and benefit-related costs associated with the business restructuring activities underway in the U.S. and Europe. This charge also included the impairment of certain assets no longer aligned with our core strategy to focus on hospital bed frames, therapy support surfaces and our services businesses in the amount of $4.6 million. Health Care operating results in 2004 included net special charges of $5.3 million primarily related to severance and benefit-related costs associated with a restructuring announced in the fourth quarter 2004, which was completed in fiscal 2005, partially offset by the reversal of excess reserves related to prior year actions.
Funeral Services

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Funeral Services
Revenues	$659.4	$640.3	3.0

Cost of Revenues	$308.5	$290.1	6.3

Gross profit	$350.9	$350.2	0.2
% of revenues	53.2%	54.7%

Funeral Services product sales increased $19.1 million in fiscal 2005 compared to 2004. Favorable price realization (that is, net revenues after discounts) of $31.0 million and increased cremations products, jobber and other miscellaneous product accessory revenues of $6.8 million were the key drivers of the increase. These favorable developments were only partially offset by a decline of $11.6 million in burial volume and $6.0 million in unfavorable product mix, resulting primarily from increases in our sales of lower-end metal and veneer products. We believe the decline in volume is primarily attributable to a soft market due to lower death rates as indicated by preliminary Center for Disease Control (CDC) death estimates along with the gradual year-over-year estimated increase in cremations.
Funeral Services gross profit was essentially flat. The decrease in margin as a percent of revenues was due to lower burial volumes, higher raw material costs, a product mix shift to products carrying lower margin percentages and fixed costs associated with the full year impact of our manufacturing plant in Mexico and with our wood plant consolidation initiative. These negative impacts were partially offset by improved price realization and fixed cost savings at other plants. Gross profit percentages are exclusive of distribution costs of $84.9 million, down from $86.4 million in the prior year period, and down to 12.9 percent from 13.5 percent of annual revenues, respectively. Despite increased fuel costs of approximately $2.4 million, total distribution costs decreased slightly due primarily to the fewer number of caskets shipped and gains of $1.5 million from the sale of two company-owned distribution facilities. Such costs are included in Other operating expenses for all periods.
Funeral Services operating profit of $177.1 million in 2005 decreased $9.0 million from that experienced in 2004. This year-over-year decrease was driven primarily by increased operating expenses of $7.4 million related to increased sales expenses, fuel costs, health care, workers compensation and bad debt expense. These unfavorable items were partially offset by the lower operating expenses for distribution and marketing expenses. In 2005, Funeral Services operating results were also impacted by special charges of $2.3 million related to the continuing consolidation of solid wood manufacturing into our Batesville, Mississippi plant and a small headcount reduction performed in the fourth quarter.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
Summary
Consolidated revenues of $1,829.3 million in 2004 increased $135.4 million, or 8.0 percent, compared to $1,693.9 million in 2003. The increase in revenue was predominantly related to the 2004 acquisitions, from which ARI and Mediq increased Health Care rental revenues by $60.9 million and $80.3 million, respectively, and Mediq and NaviCare increased Health Care sales by $14.8 million collectively. Excluding acquisitions, Health Care sales decreased by $26.1 million and Health Care rental revenues decreased by $6.7 million, but were partially offset in consolidation by the increase in Funeral Services sales of $12.2 million. Health Care sales experienced declining volumes due to product transitions, and pricing pressures further compounded the effect of lower volumes on revenues. Funeral Services continued to experience declining volumes due to a lower death rate and higher cremations along with unfavorable product line mix, but favorable price realization and cremation and product accessory growth drove the year-over-year increase in revenues. 2003 revenues also benefited from the resolution of outstanding claims with the Center for Medicare and Medicaid Services (CMS) related to previously reserved past due receivables in the amount of $3.1 million.
Consolidated gross profit increased $22.9 million or 2.6 percent over the prior year period, again driven by the acquisitions in Health Care rentals. As a percentage of total revenues, consolidated gross profit margins of 49.6 percent in 2004 decreased from 52.2 percent in 2003. The lower gross margin as a percent of revenues was driven by a mix shift from higher margin capital products to lower margin rental products, especially the Mediq® product lines, lower volumes at both Hill-Rom and Batesville Casket and significantly increased material costs driven by higher prices for steel, red metals and solid woods.
Other operating expenses increased 6.9 percent to $581.6 million in 2004 compared to $544.0 million in 2003. Other operating expenses consist of selling, marketing, distribution and general administrative costs. The higher expense levels were essentially due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of $41.1 million. Operating expenses have also increased in 2004 as a result of higher information technology costs associated with the continued roll-out of our enterprise-wide technology platform, a higher foreign exchange impact on European operating expenses, higher transportation fuel costs and legal fees. These increases were partially offset by lower incentive compensation expense of $46 million in 2004 versus 2003 driven by the results falling short of our targeted incentive levels, as well as realized compensation and benefit savings associated with the third quarter 2003 Hill-Rom business realignment. In the fourth quarter of 2003, a pension curtailment charge of approximately $3.5 million was recognized related to a previously announced pension choice program. As a percentage of revenues, operating expenses decreased to 31.8 percent in 2004 from 32.1 percent in 2003 as a result of the additional revenues and synergies from acquired companies, and the lower compensation expense discussed above.
Special charges were recognized in both the 2004 and 2003 reporting periods. In 2004, a net special charge of $5.5 million was recorded related to restructuring charges at Hill-Rom and Corporate. In the third quarter of 2003, a charge of $9.4 million was recorded related to severance and benefit-related costs associated with a new business structure at Hill-Rom.

Other Income and Expense

	Fiscal Year Ended September 30,
(Dollars in millions)	2004	2003	%Change

Interest expense	$(15.2)	$(18.6)	(18.3)
Investment income	8.7	9.2	(5.4)
Loss on extinguishment of debt	(6.4)	(15.7)	(59.2)
Other	0.2	(25.9)	(100.8)

Other Income (Expense), Net	$(12.7)	$(51.0)	(75.1)

Interest expense decreased $3.4 million to $15.2 million in 2004 compared to $18.6 million in 2003. This decrease resulted from debt actions taken during the 2003 and 2004 fiscal years. We repurchased $156.9 million of debt, with interest rates ranging from 6.75 percent to 8.5 percent in the fourth quarter of fiscal 2003, followed by the repurchase of an additional $47.3 million in the third quarter of 2004. In July 2004, we issued $250.0 million of 4.5 percent debentures. The debt repurchases described above resulted in charges for the extinguishment of debt of $6.4 million in 2004 and $15.7 million in 2003, primarily resulting from premiums paid on the repurchases, partially offset by the recognition of a portion of the deferred gains resulting from the termination of certain interest rate swaps in 2003 on the associated debt. Other expenses decreased year over year, primarily resulting from other investment write-downs in 2003, and the investment losses generated by the private equity limited partnerships retained upon the sale of Forethought.
Income tax expense of $119.6 million was recognized in 2004 compared to income tax expense of $99.7 million in 2003. The effective tax rate for 2004 approximated 38.9 percent while in 2003 the tax rate approximated 35.6 percent. The increase in 2004 resulted in part from the establishment of valuation allowances on deferred tax assets due to both continued losses in France and capital losses realized from the divestitures. This increase was also due to additional accruals related to audit activity by the Internal Revenue Service and various states. These were partially offset with the benefit from a strategy to restructure the French operations and the recognition of a related deferred tax asset in the amount of $16.0 million. The 2003 rate included the effect of a valuation allowance of approximately $4 million provided in the fourth quarter. The allowance was provided in response to concerns regarding the utilization of certain foreign deferred tax assets resulting from continued deterioration in operating results and generally weak economic conditions in certain foreign tax jurisdictions. Excluding the effect of this valuation allowance, the effective income tax rate for 2003 would have approximated 34.0 percent.
Income from continuing operations increased in 2004 to $188.2 million, or $3.00 per diluted share, compared to $180.6 million, or $2.90 per diluted share in 2003. The increase related to the decrease in other income and expense partially offset by the increase in income tax expense in 2004. Considering the effect of the pre-tax items outlined in the table of unusual items, income from continuing operations was adversely impacted by $9.2 million in 2004 and $43.1 million in 2003. Income from continuing operations benefited from the recognition of a deferred tax asset of $16.0 million in 2004 as discussed in the previous paragraph.
In February 2004, we entered into a definitive agreement for the sale of Forethought. At that time an impairment on discontinued operations of $95.8 million, net of a $33.2 million income tax benefit, was recorded based on the terms of the transaction. With the subsequent completion of the sale in the fourth quarter, the net loss was adjusted to $88.6 million. The lower loss was the result of closing adjustments associated primarily with an increase in proceeds related to an increase in the statutory adjusted book value of Forethought, partially offset by additional acquisition costs. In September 2003, we entered into a definitive agreement to sell the piped-medical gas business of Hill-Rom. Also in September 2003, we announced an agreement to sell the Air-Shields infant care business of Hill-Rom. The sale of the piped-medical gas business closed in October 2003 while the sale of the infant care business closed in the third quarter of fiscal 2004. Net gains were recognized on the divestitures of both businesses in the combined amount of $18.3 million.

As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $45.0 million in 2004 compared to net income of $8.4 million in the prior year. The net loss in 2004 included the $88.6 million loss (net-of-tax) on impairment of discontinued operations related to Forethought, partially offset by the $18.3 million in gains (net-of-tax) recognized on the dispositions of Hill-Rom’s piped-medical gas and infant care businesses. The loss was further offset by income from operations at Forethought of $21.6 million (net-of-tax), which increased from the prior year due to an improvement in net capital gains and losses recognized at Forethought, along with income from operations for the piped-medical gas and infant care businesses of a combined $3.7 million (net-of-tax). (See Note 3 to Consolidated Financial Statements for further details).
Operating Company Results of Operations
Health Care

	Fiscal Year Ended September 30,
(Dollars in millions)	2004	2003	% Change

Revenues:
Health Care sales	$736.9	$748.2	(1.5)
Health Care rentals	$452.1	$317.6	42.3

Cost of revenues:
Health Care sales	$382.2	$369.5	3.4
Health Care rentals	$249.4	$160.6	55.3

Gross profit:
Health Care sales	$354.7	$378.7	(6.3)
% of revenues	48.1%	50.6%
Health Care rentals	$202.7	$157.0	29.1
% of revenues	44.8%	49.4%

Health Care Sales
Health Care sales revenues decreased $11.3 million in 2004 compared to 2003. In Americas/Asia Pacific, revenues were lower by $35.2 million, driven by the impact of lower volumes of $34 million and unfavorable pricing of $16.4 million, partially offset by the favorable impact of the current year acquisitions of Mediq and NaviCare of $14.8 million. EMEA revenues increased $23.9 million due to favorable effects of exchange rates of $15.3 million and higher volumes.
In Americas/Asia Pacific, lower patient platform volumes partially resulted from market delays in customer orders caused by the second quarter 2004 introduction of the VersaCare® bed platform, which replaced our largest selling Advanta™ platform with a more feature-rich product. The patient platform order trends are improving and the backlog as of September 30, 2004 was 12.7 percent above prior year.
In addition to the disruptions resulting from the introduction of the VersaCare® platform, we also believe our platform revenues have been negatively impacted by competition across the product range, particularly in the lower price range product lines. This is specifically the product range in which the CareAssist™ bed, which was also launched during the second quarter of 2004, competes.

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
EMEA results increased from favorable foreign exchange mentioned above and increased volumes of approximately $8.6 million resulting from the relaunch of the new AvantGuard™ bed platform. Higher revenues were experienced in all major European markets, with the exception of Germany and Austria. The Middle East, Africa and Emerging Europe revenues declined $3.1 million from the prior year.
Gross profit from Health Care sales decreased $24.0 million from the prior year. As a percentage of sales, gross profit was 48.1 percent in 2004 compared to 50.6 percent in 2003. The decrease in gross profit dollars was primarily associated with lower volumes, along with a general decline in margin rates compared to prior year, partially offset by a $4.4 million increase resulting from the favorable effects of exchange rates. Contributing to the decline in margin rates were continued pricing pressures, cost pressures in raw material pricing, inflationary wage and benefit expenses, and unfavorable product mix. The mix of European revenues to total revenues was also higher in 2004 than in the prior year, negatively impacting overall margin rates, as European sales generate lower margin rates.
Health Care Rentals
Health Care rental revenue increased $134.5 million. The overall increase in rental revenue was attributable primarily to the ARI and Mediq acquisitions made during the first two quarters of 2004. ARI increased rental revenues by $60.9 million, while Mediq contributed $80.3 million. Excluding the impact of recent acquisitions, the core rental business revenues in Americas/Asia Pacific were down nearly $9.2 million compared to the prior year period due to lower units in use of approximately $5.8 million and lower pricing of $3.4 million. Units in use were down in the wound business segment primarily in low-end units that experienced increased competition and a shift from rental to purchase, and the pulmonary market segment, resulting from a shift toward purchase of pulmonary units, partially offset by increased units in the bariatric area. EMEA rental revenues were up $2.5 million, driven by favorable effects of exchange rates amounting to $3.9 million partially offset by lower units in use.
Health Care rental gross profit increased $45.7 million in 2004. The increase in gross profit dollars was attributable to the acquisitions of ARI and Mediq, which contributed a combined $54.4 million to the improvement. Excluding acquisitions, the core business declined $8.7 million due to lower volumes and pricing, partially offset by an approximate $1.1 million increase resulting from the favorable effects of exchange rates. As a percentage of sales, gross profit was 44.8 percent of revenues in 2004 compared to 49.4 percent of revenues in the prior year. Margin rate declines resulted from higher sales and service costs on lower core volumes and the lower margin rates of the acquired Mediq® product lines. Only partially offsetting the impact of these items was the generally higher margin rates experienced at ARI.
Health Care Operating Profit
Health Care sales and rentals combined for an operating profit of $173.1 million in 2004, which was a $22.3 million decline from an operating profit of $195.4 million in 2003. The primary driver for the decrease in operating profit was higher operating expenses, which increased by $48.2 million. The acquisitions of ARI, Mediq and NaviCare added operating expenses of approximately $41.1 million. Related integration costs totaled approximately $5.7 million for 2004. In addition, operating expenses increased as a result of higher information technology depreciation costs and distribution fuel costs. These increases were partially offset by a reduction of approximately 400 core business positions (excluding the impact of acquisitions)

resulting from the Hill-Rom business restructuring in the third quarter of 2003, decreased incentive compensation expense and favorable selling commissions. In addition, an increase in gross profit was provided by the acquisitions of ARI and Mediq.
Health Care operating results in 2004 included net special charges of $5.3 million primarily related to severance and benefit-related costs associated with a restructuring announced in the fourth quarter of 2004, as previously discussed. In 2003, Health Care operating results included a special charge of $9.4 million related to severance and benefit-related costs associated with a new business structure. This charge was partially offset by the resolution of outstanding claims with CMS of $3.1 million.
Funeral Services

	Fiscal Year Ended September 30,
(Dollars in millions)	2004	2003	% Change

Funeral Services
Revenues	$640.3	$628.1	1.9

Cost of Revenues	$290.1	$279.1	3.9

Gross profit	$350.2	$349.0	0.3
% of revenues	54.7%	55.6%

Funeral Services product sales increased $12.2 million. Favorable price realization (that is, net revenues after discounts) of $22.1 million and increased cremations products and other miscellaneous product accessory revenues of $6.2 million were partially offset by a 1.8 percent or $6.5 million decline in burial volume, along with $9.6 million in less favorable mix within product lines reflecting the continuing broad industry-wide downward mix trend. We believe the decline in volume is primarily attributable to a soft market due to lower death rates as indicated by preliminary Center for Disease Control (CDC) death estimates along with the gradual year-over-year estimated increase in cremations.
Funeral Services gross profit was essentially flat. The decrease in margin as a percent of revenue was due to lower burial volumes, significantly higher material costs associated with steel, red metals and solid wood, a gradual product mix shift to products carrying lower margin percentages, increased fixed manufacturing costs, initial inefficiencies associated with expanding our manufacturing capabilities in Mexico and higher benefit and insurance costs. These were partially offset by improved price realization and a reduction of other variable manufacturing costs. Gross profit percentages are exclusive of distribution costs of $86.4 million, up from $85.0 million in the prior year period, but approximately 13.5 percent of revenues in each year. Despite the decline in volume, distribution costs increased slightly due primarily to increased fuel costs of approximately $1 million. Such costs are included in Other operating expenses for all periods.
Funeral Services operating profit of $186.1 million in 2004 increased $3.8 million. This slight year-over-year increase was driven by favorable price realization, manufacturing and production cost productivity improvements and decreased operating expenses due primarily to lower incentive compensation expense and lower bad debt expense resulting from the 2003 bankruptcy by one of our customers. These favorable items were almost entirely offset by the lower burial volume, unfavorable product line mix, higher material costs driven by significant commodity price increases and higher operating expenses for customer visitation, ERP amortization, new product development, fuel and legal costs for labor negotiations.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended September 30,
	2005	2004	2003

Cash and Cash Equivalents	$76.8	$127.7	$154.9
Current Investments	91.0	52.5	33.4

Cash, Cash Equivalents, and Current Investments	$167.8	$180.2	$188.3

During fiscal 2005, we maintained strong liquidity with cash flows from operations of $239.7 million. As of September 30, 2005 we held $167.8 million of cash, cash equivalents, and current investments.

	Fiscal Year Ended September 30,
Cash Flows Provided By (Used In):	2005	2004	2003

Operating activities	$239.7	$348.6	$366.1
Investing activities	(175.2)	(511.2)	(164.1)
Financing activities	(114.9)	134.6	(155.3)
Effect of exchange rate changes on cash	(0.5)	0.8	2.1

(Decrease) Increase in Cash and Cash Equivalents	$(50.9)	$(27.2)	$48.8

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
Operating Activities
For the fiscal year ended September 30, 2005, net cash provided by operating activities totaled $239.7 million compared to $348.6 million in the prior year. In comparison to the prior year, 2005 operating cash flows were negatively impacted by the pension funding discussed below and the missing impact of the divested insurance operations, which generated positive operating cash flows in 2004. The recognition of the Spartanburg antitrust litigation settlement related charge of $226.1 million net-of-tax, which resulted in a net loss for fiscal 2005, had no impact on operating cash flows as such amount was fully accrued, but unpaid, at September 30, 2005. The 2004 operating cash flows were negatively impacted by the timing of the second payment made to KCI under the antitrust litigation settlement reached in 2002 of $75 million ($47 million net-of-tax), which was made in December 2003.
Depreciation, amortization and the write-down of intangibles increased to $114.0 million in 2005 from $108.1 million in 2004. The increase in depreciation and amortization in 2005 related primarily to higher capital expenditures in recent periods related to our Enterprise Resource Planning system and rental fleet additions associated with our fiscal 2004 acquisition of Mediq. Fiscal 2005 depreciation and amortization amounts are also higher as a result of the inclusion of four additional months of Mediq depreciation and amortization in the current year based on its prior year acquisition date.
In June 2005, we contributed approximately $75.5 million into our master defined benefit retirement plan, fully funding that plan. We elected to make this contribution as it will reduce future pension expense, provide a return on investment of approximately 8 percent and is tax deductible. This funding brought total 2005 contributions to our defined benefit plans to approximately $76.9 million. As a result, future funding requirements will be reduced.
In 2005, changes in working capital decreased cash from operations, primarily due to the year over year increase in accounts receivable. This increase was due to higher revenues and lower collections on Health Care rentals, which have been negatively impacted by continuing issues associated with the launch of the final phase of our Enterprise Resource Planning system, our rental business solution, in May 2005. Partially offsetting the decrease in working capital was an increase in accrued expenses and other liabilities, excluding the effects of the litigation accrual and the pension funding.
Investing Activities
Net cash used in investing activities for the fiscal year ended September 30, 2005 totaled $175.2 million compared to $511.2 million for the fiscal year ended September 30, 2004. Capital expenditures in both periods included expenditures associated with our continuing efforts to move to a single information technology platform, expenditures related to the introduction of new products and the replacement of therapy units in the rental fleet. Capital expenditures decreased slightly to $121.2 million from $124.5 million in the prior year. Capital expenditures increased to $102.4 million from $98.2 million within Hill-Rom for 2005 and 2004, respectively. Batesville Casket’s capital expenditures decreased to $16.9 million from $17.0 million and capital expenditures at Corporate decreased to $1.9 million from $5.3 million over the same periods. Capital expenditures in 2004 also included $4.0 million at Forethought.
Investment activity in fiscal 2005 included $186.0 million of purchases and capital calls and $153.7 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $181.8 million of the purchases and $143.3 million of the sales for 2005, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In fiscal 2004, current investment purchases were $81.6 million with sales of $62.5 million.
On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. A remaining deferral of $5.7 million was paid in December 2005 and was fully accrued in the Consolidated Balance Sheets as of September 30, 2005 and 2004. The purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004. While additional contingent purchase price adjustments could have been required depending upon ARI achieving certain net revenue targets during fiscal 2005, based on actual revenues achieved, no additional payment will be required. This acquisition was funded directly out of our cash on hand.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23.0 million deposited in an escrow account, of which $20.0 million remained at September 30, 2005, related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. Final resolution of the remaining amount in escrow is expected in the first half of fiscal 2006. Our current estimate is that any adjustment related to Mediq’s pension plan will be favorable to us. The purchase was initially funded from cash on hand and from our revolving Credit Facilities, but was later financed on a permanent basis through the issuance of senior notes in June 2004.
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
We received total cash of approximately $8.3 million in the acquisitions of ARI, Mediq and NaviCare during 2004, which were reflected as a decrease in the acquisition price on the Statements of Consolidated Cash Flows.
The divestiture of the Hill-Rom piped-medical gas business was completed in October 2003 with the receipt of gross proceeds of approximately $13 million. The divestiture of the Hill-Rom infant care business was completed in August 2004 with the receipt of gross proceeds of $31 million.
We also received approximately $104.9 million of cash proceeds from the disposition of Forethought, which closed on July 1, 2004. Other consideration from the sale of Forethought included a $92.0 million seller note receivable, $19.9 million of FFS preferred stock, $1.0 million of FFS stock warrants, $10.6 million debt service account, $6.4 million receivable due at the closing of Forethought Federal Savings Bank, and the transfer of $31.4 million of private equity limited partnerships. The Forethought Federal Savings Bank transaction is now expected to close during the first half of our 2006 fiscal year. See Note 3 to the Consolidated Financial Statements for more detail on the Forethought divestiture.
On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104.2 million in cash proceeds on the sale and recorded a capital loss on the transaction of approximately $7.2 million. The loss realized as a result of this transaction is included in discontinued operations for the year ended September 30, 2004. Included in the sale were mortgage loans of $53.7 million related to two of the real estate properties. Accordingly, the net impact of selling these partnerships resulted in Hillenbrand receiving an additional $50.5 million in cash proceeds from Forethought’s sale.
Financing Activities
Net cash used in financing activities totaled $114.9 million for the fiscal year ended September 30, 2005 compared to net cash provided by financing activities of $134.6 million for the fiscal year ended September 30, 2004. Cash provided by financing activities in 2004 related to borrowings on our revolver to initially finance the Mediq acquisition, and the subsequent issuance of $250.0 million of 4.5 percent coupon senior notes in June 2004 to permanently finance the acquisition. This increase in cash from financing activities was partially offset by the open market repurchase of $47.3 million principal amount of longer maturity, high coupon debt in June 2004 for approximately $55.1 million.
Cash dividends paid increased to $69.4 million in 2005, compared to $67.4 million in 2004. Quarterly cash dividends per share were $0.28 in 2005, $0.27 in 2004 and $0.25 in 2003.
Treasury stock acquired was $71.6 million in 2005 compared to $28.4 million in 2004. These purchases were primarily open market repurchases. Proceeds on the exercise of stock options decreased to $18.9 million in 2005, down from $25.3 million in 2004.

Our debt-to-capital ratio was 27.0 percent at September 30, 2005 compared to 23.9 percent at September 30, 2004. This increase was primarily due to lower equity following the net loss in fiscal 2005.
Other Liquidity Matters
As of September 30, 2005, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of September 30, 2005, we: (i) had $15.4 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $384.6 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $15.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2005, we had $5.5 million outstanding under this credit line as reflected in Short-term borrowings on the Consolidated Balance Sheets. In addition, as of September 30, 2005, we had $12.9 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential sale of up to $1 billion in debt and/or equity securities. This registration statement has been declared effective and should provide us with significant flexibility with respect to our access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us. On June 7, 2004, we issued $250.0 million of senior notes from this universal shelf registration statement, leaving $750.0 million of available capacity under the universal registration statement.
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge is associated with the memorandum of understanding to settle the Spartanburg antitrust class action litigation lawsuit for $337.5 million ($212.8 million net-of-tax). The charge also includes certain legal and other costs related to the settlement. The settlement is subject to a number of conditions before becoming final. An amount of $50 million is to be paid to an escrow fund pending finalization of a definitive settlement agreement and preliminary court approval thereof. The remainder of the settlement amount will be payable upon approval of a definitive agreement, which is currently expected to occur in 2006. The funding of the settlement is currently being reviewed but could include a combination of cash on hand, short term borrowings under our revolving credit facility, and issuance of securities under our shelf registration statement. After funding the settlement, we will continue to have a solid financial position with continued strong operating cash flows, and remaining availability under our previously discussed revolving credit facility and shelf registration statement to fund the execution of our strategic initiatives.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, including the unborrowed portion of the five-year credit facility, but we may also issue additional debt and/or equity in connection with acquisitions.

During 2005, we repurchased 1,261,600 shares of our common stock in the open market. As of September 30, 2005, we had Board of Directors’ approval to repurchase 1,578,400 additional shares. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.
Because Forethought operated in a regulated environment, its cash flows were generally neutral to Hillenbrand. Cash flows from the piped-medical gas and infant care businesses generally approximated net income. Proceeds from the sale of these divested businesses are classified as investing activities and any gains or losses are presented as a reconciling item in the reconciliation of net (loss) income to the net cash flows from operating activities. Other operating, investing and financing activities of these discontinued operations are reflected within the respective captions of the Statements of Consolidated Cash Flows up to the disposal date and consistent with previous periods.
We believe that cash on hand and generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 17 of the Consolidated Financial Statements, and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Off-Balance Sheet Arrangement
We have not used any off-balance sheet arrangements, other than routine operating leases.
Contractual Obligations and Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following are tables of contractual obligations and commercial commitments as of September 30, 2005 (Dollars in millions):

	Payments Due by Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years
Long-Term Debt	$350.7	$—	$—	$247.8	$102.9
Interest Payments Relating to Long-Term Debt (1)	$141.9	$18.6	$37.2	$25.9	$60.2
Information Technology Infrastructure (2)	$126.6	$26.6	$51.2	$48.8	$—
Capital Lease Obligations	$1.4	$0.6	$0.5	$0.2	$0.1
Operating Lease Obligations	$64.4	$21.9	$27.9	$11.1	$3.5
Investment Commitments (3)	$14.7	$5.2	$7.4	$1.3	$0.8
Minimum Pension Funding (4)	$1.8	$1.8	$—	$—	$—
Purchase Obligations (5)	$52.2	$44.0	$7.6	$0.6	$—
Total Contractual Cash Obligations	$753.7	$118.7	$131.8	$335.7	$167.5

(1)	Interest payments on our long-term debt are projected based on the contractual rates of those debt securities including the $250.0 million, 4.5 percent, senior notes issued June 7, 2004. However, $200.0 million of our 4.5 percent senior notes are subject to interest rate swap agreements, effectively converting the securities from 4.5 percent fixed rate interest to variable rate interest, calculated at LIBOR plus 0.15 percent. For the 2005 and 2004 periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 2.9 percent and 1.7 percent, respectively. Since we are unable to project future LIBOR rates we have opted to project interest payments based on the contractual rates of our debt.

(2)	We are in year three of an agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original seven-year agreement had a cumulative estimated cost of $187 million, and these base charges have a remaining cumulative estimated cost of $105.4 million, which will continue to be incurred in nearly equal amounts over the remaining term of the agreement. During the first years of the agreements, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement. Currently, the remaining fees related to out-of-scope services have a cumulative estimated cost of $21.2 million and are primarily related to new projects and acquisition activities. These fees will be incurred in nearly equal amounts over the remaining term of the agreement. During the fourth quarter of fiscal 2005 we informed IBM of our intent to terminate and resource two areas covered under the agreement, help desk and desk-side assistance. We intend to resource these areas to another service provider in the first half of fiscal 2006, and expect this action to result in a net reduction to our commitments over the next 4.5 years of an estimated $7.4 million.

(3)	The investment commitment amounts represent additional commitments to private equity limited partnerships. The timing of these commitment calls has been estimated based on the current status of each partnership. These commitments will be funded with existing cash and cash flow from operations.

(4)	The minimum pension funding represents payments to comply with funding requirements. The projected payments beyond fiscal 2006 are not currently determinable. Our minimum pension funding requirements were substantially reduced as a result of the $75.5 million of funding made to our primary defined benefit pension plan during fiscal 2005.

(5)	Purchase obligations represent contractual obligations under various take-or-pay arrangements entered into as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations related purchase orders for which we have firm commitments related to order releases under the purchase order. The amounts do not include obligations related to other purchase obligations that are not considered take-or-pay arrangements or subject to firm commitments. Such purchase obligations are primarily reflected in purchase orders at fair value that are part of normal operations, which we do not believe represent firm purchase commitments. We expect to fund these commitments with operating cash flows.
Unless a range of amounts is disclosed in the following table, the amounts disclosed represent the total expected commitment.

		Amount of Commitment Expiration Per
		Period
	Total
Other Commercial	Amounts	Less than	1 - 3	4 - 5	Over 5
Commitments	Committed	1 year	years	years	years
Standby Letters of
Credit	$28.3	$28.2	$0.1	$—	$—
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
With respect to capital expenditures, we expect capital spending in 2006 to approximate $127 million before consideration of additional capital requirements for any new business acquisitions.
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions increased in 2005 to 22,710,667 shares. As of September 30, 2005, we had Board of Directors’ authorization to repurchase up to a total of 1,578,400 additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 564,766 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2005 under provisions of our various stock-based compensation plans.
OTHER ISSUES
2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions, which were approved by the Board of Directors on August 4, 2005, included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. The reduction in employees participating in our Supplemental

Executive Retirement Plan as a result of these actions necessitated a curtailment charge of approximately $1.2 million. The collective cost of these actions resulted in a fourth quarter pre-tax charge of approximately $30.8 million, broken down by component as follows:

Pre-Tax Charge
Severance and related benefits	$24.0
Asset impairment	$4.8
Contract termination costs	$0.8
Curtailment charge	$1.2
All of these actions are expected to be completed over the course of the next twelve months. All costs other than those related to the impairment of assets will be cash charges.
In addition to costs included directly in the fourth quarter charge, additional costs related directly to these actions are also expected to be incurred over the next twelve to eighteen months as the actions progress, most notably in Europe. These additional costs could range up to $10 million as the voluntary severance program at our French manufacturing facility continues to progress. Once these actions are fully implemented, we anticipate annual savings related to both cost of sales and operating expenses of $45 million to $50 million.
As of September 30, 2005, approximately $23.5 million remained in the reserve related to these actions. Upon completion, we expect to have eliminated up to 600 positions on a worldwide basis.
In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we also wrote off $16.0 million of deferred tax assets. This write-off had no impact on cash. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer economically prudent and the deferred tax assets were therefore written off. It should also be noted that the majority of the pre-tax restructuring charge associated with Europe was recorded without a tax benefit.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action will be paid in cash and are expected to be incurred over the next twelve months. At September 30, 2005, approximately $0.8 million remained in the reserve.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants is expected to result in a total pre-tax charge of approximately $4.5 million, that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $2.8 million of this charge was incurred in fiscal 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge in the third quarter. Upon completion, this action is expected to lower operating costs by approximately $4.3 million (pre-tax) annually, which includes $0.2 million in reduced depreciation. At September 30, 2005, approximately $1.7 million remained in the reserve.

Additionally, in the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2005, approximately $1.9 million remained in the reserve.
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
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its strategic initiatives, decrease overall costs, and improve overall performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.1 million associated with severance and benefit-related costs. In relation to this realignment, the Hillenbrand corporate organization recorded an additional severance charge of $0.2 million. During fiscal 2005, approximately $0.8 million of the originally recorded reserve was reversed, primarily related to the transfer of personnel to other open positions within the organization. As of September 30, 2005, approximately $0.6 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.
2003 Actions
During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its businesses. As a result of this action, Hill-Rom eliminated 288 salaried positions, with 65 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. In addition, approximately 90 new positions were hired under the new business structure. A fiscal 2003 third quarter charge of $9.4 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. During fiscal 2004, approximately $1.6 million of the originally recorded reserve was reversed. This action was completed during the first quarter of fiscal 2005.
Other
In addition to the reserve balances outlined above, approximately $1.8 million of accrued liabilities were outstanding at September 30, 2005 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.
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
Revenue Recognition
Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for rentals. Revenue recognition for product sales and rentals is evaluated under the following criteria:
•	Evidence of an arrangement: Revenue is recognized when there is evidence of an agreement with the customer reflecting the terms and conditions to deliver products or services.
•	Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental revenue, delivery is considered to occur when the services are rendered.
•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.
•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.
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
For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Several of these offerings routinely result in the deferral of revenues until specified services are delivered. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment, while services are recognized as rendered.
For product sales, based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, resulting in an increase in operating expenses.

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
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement are also included in the amount of the loss recognized.
We are also involved in other possible claims, including product liability, workers compensation, auto liability and employment related matters. These have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period.
Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, Ltd., for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates of ultimate projected losses used to determine accrual adequacy for losses incurred prior to December 1999.
Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.
Goodwill and Intangible Assets
Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets”. Our most recent impairment assessment was completed during the third quarter of 2005, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. With the exception of goodwill, the majority of our intangible assets are subject to amortization. The majority of our goodwill resides at Hill-Rom.
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

For purposes of our annual goodwill impairment assessment, the Company has defined its reporting units as Batesville Casket and the divisions operating within Hill-Rom, with goodwill having been allocated among the Hill-Rom reporting units based on the relative fair value of those divisions when the divisional structure was adopted during fiscal 2003. With the implementation of the new reporting structure at Hill-Rom in fiscal 2006, goodwill within the Hill-Rom reporting units will be reallocated based upon the relative value of the new divisions.
Stock-Based Compensation
We apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense is recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on fair value concepts and the use of an option-pricing model. Accounting for stock options in accordance with SFAS No. 123 would have reduced our earnings as outlined in Note 1 to the Consolidated Financial Statements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in APB Opinion No. 25. In April 2005, the effective date of SFAS No. 123(R) was delayed for us until the first quarter of fiscal 2006. See further discussion of SFAS No. 123(R) in Notes 1 and 11 to the Consolidated Financial Statements.
Retirement Plans
We sponsor retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based primarily on historical returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on plan assets was 8.00 percent for fiscal 2005, an increase from 7.75 percent for fiscal year 2004. This 25 basis point increase in the expected rate of return on plan assets is expected to reduce fiscal 2006 pension expense by approximately $0.5 million. The discount rate was reduced from 6.00 percent in 2004 to 5.50 percent in 2005. For each 25 basis point decrease in the discount rate, fiscal 2006 pension expense is expected to increase by approximately $1.4 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates. See Note 6 to the Consolidated Financial Statements, which statements are included under Item 8, for key assumptions and other information regarding recent changes to our retirement plans.
Valuation Allowances Recorded Against Deferred Tax Assets and Allocated Tax Reserves
We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized.

We have recorded valuation allowances against certain of our deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results, capital loss carryforwards in the United States where future capital gains may not be available to realize the benefit and other domestic tax attributes with extended carryforward periods. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $112.4 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards, capital loss carryforwards and other domestic tax attributes.
Investments
Upon the sale of Forethought, certain private equity limited partnerships previously held in the insurance investment portfolio were retained. We continue to use the equity method of accounting for these investments, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains and losses related to such investments are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains and losses. Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. Other minority investments made outside of the former insurance business portfolio are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.
The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc. and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is recorded at amortized cost and classified as held-to-maturity.
When a security is sold, we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.
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
The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available or the financial condition of the investee changes, our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2005 accumulated other comprehensive income included net unrealized gains on investments of $13.1 million, which included unrealized losses of $0.2 million. These unrealized losses are considered to be temporary.
Environmental Matters
We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we were issued one violation letter alleging violation of certain environmental permit conditions. The violation involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by us in which we are currently involved is not expected to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Accounting Standards
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. In April 2005, the effective date of SFAS No. 123(R) was delayed to annual periods beginning after June 15, 2005, and thus will become effective for us in the first quarter of fiscal 2006. We plan to adopt SFAS No. 123(R) using the modified prospective application method, whereby we will apply this Statement to new and modified awards in fiscal periods beginning after the required effective date as well as to the nonvested portion of awards granted before the required effective date and outstanding at the date of adoption. The impact of adopting SFAS No. 123(R) may vary with the pro forma disclosure presented in Note 1 to the Consolidated Financial Statements for the reasons described therein.
Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the company. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R) on October 1, 2005, new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. We revised our approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. The transition to the non-substantive vesting period approach was negligible going forward due to our decision to accelerate the vesting of underwater stock options and the relatively recent introduction of restricted stock units. An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We also accelerated the vesting of certain unvested and underwater stock options as discussed in Note 1 to the Consolidated Financial Statements. Because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting on underwater stock options, the fact that our options vest over three years and additional option grants are expected to be made subsequent to September 30, 2005, the results of expensing stock-based compensation after adoption of SFAS 123(R) may have a materially different effect on net income in future years than that presented in Note 1 to the Consolidated Financial Statements.
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
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” Conditional asset retirement obligations are defined as legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional based on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect of this Interpretation on our consolidated financial statements and results of operations.
At its November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining

Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 continues to be appropriate.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 – 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase out of the ETI and the phase in of this new deduction had no material impact on the effective tax rate for 2005. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.
The Act has significantly changed the tax rules for nonqualified deferred compensation plans including the Company’s plans and executive and key employee contracts that have deferral or other delayed payment features. As of January 1, 2005, we believe we have been in operational compliance with legal and regulatory requirements. Pending issuance of final rules from the U.S. Department of the Treasury, we will make appropriate amendments to Board plans, executive plans and executive contracts as required before the current December 31, 2006 deadline.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates, volatility in our investment portfolio, collection risk associated with our notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time to time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. Based on our overall currency rate exposure at September 30, 2005, movements in currency rates would not materially affect our financial condition.
The Company’s financial instruments are exposed to interest rate risk. During 2005, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at September 30, 2005 and 2004. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that the Company had cash, cash equivalents, and current investments of $167.8 million and $180.2 million on hand in 2005 and 2004, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. As of September 30, 2005, the interest rate swap contracts reflected a cumulative loss of $1.3 million, compared to a cumulative gain of $7.1 million as of September 30, 2004.
We are also subject to volatility in our investment portfolio, with a book value of $71.5 million at September 30, 2005. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition.
In addition, we have outstanding long-term notes receivable of $134.4 million as of September 30, 2005. This balance primarily represents the seller financing provided to FFS Holdings, Inc., related to the divestiture of Forethought, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in an adverse impact on our financial condition.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

REPORT OF MANAGEMENT
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for Hillenbrand Industries, Inc. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2005, as well as our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the consolidated financial statements, as stated in the report included herein.

Rolf A. Classon
Interim President and Chief Executive Officer

Gregory N. Miller
Senior Vice President and Chief Financial Officer

Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Hillenbrand Industries, Inc.
We have completed an integrated audit of Hillenbrand Industries, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report of Management appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 22, 2005

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2005	2004	2003

Net Revenues
Health Care sales	$810.9	$736.9	$748.2
Health Care rentals	467.8	452.1	317.6
Funeral Services sales	659.4	640.3	628.1

Total revenues	1,938.1	1,829.3	1,693.9

Cost of Revenues
Health Care cost of goods sold	448.1	382.2	369.5
Health Care rental expenses	293.2	249.4	160.6
Funeral Services cost of goods sold	308.5	290.1	279.1

Total cost of revenues	1,049.8	921.7	809.2

Gross Profit	888.3	907.6	884.7
Other operating expenses	603.5	581.6	544.0
Litigation charge (Note 17)	358.6	—	—
Special charges (Note 8)	36.3	5.5	9.4

Operating (Loss) Profit	(110.1)	320.5	331.3
Other (expense) income, net:
Interest expense	(18.4)	(15.2)	(18.6)
Investment income	23.9	8.7	9.2
Loss on extinguishment of debt (Note 5)	—	(6.4)	(15.7)
Other	(11.3)	0.2	(25.9)

(Loss) Income from Continuing Operations Before Income Taxes	(115.9)	307.8	280.3
Income tax (benefit) expense	(19.6)	119.6	99.7

(Loss) Income from Continuing Operations	(96.3)	188.2	180.6
Discontinued Operations (Note 3):
Income (loss) from discontinued operations (including (gain) loss on divestiture of discontinued operations of $(0.2), $106.8 and $0)	1.6	(71.3)	13.5
Income tax (benefit) expense	(0.6)	(26.3)	5.1

Income (loss) from discontinued operations	2.2	(45.0)	8.4

Net (Loss) Income	$(94.1)	$143.2	$189.0

(Loss) income per common share from continuing operations – Basic	$(1.56)	$3.02	$2.91
Income (loss) per common share from discontinued operations – Basic	0.04	(0.72)	0.14

Net (Loss) Income per Common Share — Basic	$(1.52)	$2.30	$3.05

(Loss) income per common share from continuing operations — Diluted	$(1.56)	$3.00	$2.90
Income (loss) per common share from discontinued operations – Diluted	0.04	(0.72)	0.14

Net (Loss) Income per Common Share — Diluted	$(1.52)	$2.28	$3.04

Dividends per Common Share	$1.12	$1.08	$1.00

Average Common Shares Outstanding — Basic	61,774,283	62,237,404	62,032,768

Average Common Shares Outstanding — Diluted	61,774,283	62,725,372	62,184,537

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	September 30,
	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$76.8	$127.7
Current investments (Note 1)	91.0	52.5
Trade accounts receivable, less allowances of $39.3 in 2005 and $30.7 in 2004 (Note 1)	448.1	416.7
Inventories (Note 1)	124.1	121.5
Deferred income taxes (Notes 1 and 9)	122.6	12.2
Other	27.9	15.5

Total current assets	890.5	746.1

Equipment Leased to Others (Note 1)	364.5	324.9
Less accumulated depreciation	201.7	174.2

Equipment leased to others, net	162.8	150.7

Property (Note 1)	678.8	679.0
Less accumulated depreciation	465.0	457.5

Property, net	213.8	221.5

Investments (Note 1)	71.5	79.5

Other Assets
Intangible assets:
Goodwill (Notes 1 and 2)	423.7	429.3
Software and other (Note 1)	172.9	190.1
Notes receivable, net of discounts (Note 4)	134.4	121.1
Prepaid pension costs (Note 6)	33.3	—
Deferred charges and other assets	16.3	33.1

Total other assets	780.6	773.6

Assets of Discontinued Operations (Note 3)	110.0	98.3

Total Assets	$2,229.2	$2,069.7

	September 30,	September 30,
	2005	2004

LIABILITIES

Current Liabilities
Trade accounts payable	$98.0	$93.6
Short-term borrowings (Note 5)	6.1	11.0
Income taxes payable (Note 9)	5.2	0.4
Accrued compensation	59.2	85.3
Accrued litigation charge (Note 17)	358.6	—
Accrued product warranties (Note 1)	16.6	18.6
Accrued customer rebates	23.4	21.9
Accrued restructuring (Note 8)	27.8	9.0
Other	74.1	69.1

Total current liabilities	669.0	308.9

Long-Term Debt (Notes 5 and 12)	350.7	359.9

Other Long-Term Liabilities	106.2	124.7

Deferred Income Taxes (Notes 1 and 9)	36.9	4.7

Liabilities of Discontinued Operations (Note 3)	102.4	91.6

Total Liabilities	1,265.2	889.8

Commitments and Contingencies (Note 17)

SHAREHOLDERS’ EQUITY (Notes 7 and 11)

Common stock — without par value:
Authorized – 199,000,000 shares
Issued – 80,323,912 shares in 2005 and 2004	4.4	4.4
Additional paid-in-capital	66.8	62.1
Retained earnings	1,495.4	1,658.9
Accumulated other comprehensive income (Note 1)	0.5	6.0
Treasury stock, at cost: 2005 – 19,060,354 shares 2004 – 18,363,520 shares	(603.1)	(551.5)

Total Shareholders’ Equity	964.0	1,179.9

Total Liabilities and Shareholders’ Equity	$2,229.2	$2,069.7

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2005	2004	2003

Operating Activities
Net (loss) income	$(94.1)	$143.2	$189.0
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation, amortization and write-down of intangibles	114.0	108.1	75.1
Accretion and capitalized interest on financing provided on divestiture	(13.9)	(3.4)	—
Investment impairments	9.1	—	3.9
Litigation charge	358.6	—	—
Provision for deferred income taxes	(70.1)	37.4	70.8
(Gain) loss on divestiture of discontinued operations (net-of-tax)	(0.1)	70.3	—
Loss on disposal of fixed assets	15.9	11.0	5.3
Loss on extinguishment of debt	—	6.4	15.7
Defined benefit plan funding	(76.9)	(7.1)	(8.7)
Change in working capital excluding cash, current investments current debt, acquisitions and dispositions:
Trade accounts receivable	(31.4)	(13.8)	(4.8)
Inventories	(2.6)	(23.2)	(4.8)
Other current assets	(12.3)	73.3	118.0
Trade accounts payable	4.3	(11.7)	2.4
Accrued expenses and other liabilities	19.5	(113.2)	(186.5)
Change in insurance deferred policy acquisition costs	—	(1.0)	2.1
Change in insurance unearned revenue	—	4.5	11.2
Increase in benefit reserves	—	56.5	80.1
Net capital (gains) losses – Insurance	—	(4.4)	49.4
Change in other insurance items, net	—	31.2	8.0
Other, net	19.7	(15.5)	(60.1)

Net cash provided by operating activities	239.7	348.6	366.1

Investing Activities
Capital expenditures and purchase of intangibles	(121.2)	(124.5)	(114.7)
Proceeds on disposal of property and equipment leased to others	—	—	1.1
Proceeds on sale of businesses	—	149.0	—
Payment for acquisitions of businesses, net of cash acquired	(9.5)	(430.3)	—
Investment purchases and capital calls	(186.0)	(85.2)	(124.1)
Proceeds on investment sales and maturities	153.7	85.1	279.6
Insurance/bank investments:
Purchases	(36.6)	(616.0)	(1,557.9)
Proceeds on maturities	22.4	93.9	355.7
Proceeds on sales	2.0	416.8	996.2

Net cash used in investing activities	(175.2)	(511.2)	(164.1)

Financing Activities
Proceeds from interest rate swap terminations	—	—	26.5
Additions to short-term debt	0.9	6.2	5.2
Repayments of short-term debt	(5.8)	(0.7)	(0.5)
Borrowings of long-term debt	—	541.1	—
Repayments of long-term debt	—	(345.1)	(184.8)
Debt issuance costs	—	(2.9)	—
Payment of cash dividends	(69.4)	(67.4)	(61.8)
Proceeds on exercise of options	18.9	25.3	2.5
Treasury stock acquired	(71.6)	(28.4)	—
Insurance/bank deposits received	12.1	228.1	329.3
Insurance benefits paid	—	(221.6)	(271.7)

Net cash (used in) provided by financing activities	(114.9)	134.6	(155.3)

Effect of Exchange Rate Changes on Cash	(0.5)	0.8	2.1

Total Cash Flows	(50.9)	(27.2)	48.8
Cash and Cash Equivalents
At beginning of period	127.7	154.9	106.1

At end of period	$76.8	$127.7	$154.9

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2002	61,702,410	$4.4	$43.7	$1,455.9	$40.1	18,621,502	$(545.1)	$999.0
Comprehensive Income:
Net income	—	—	—	189.0	—	—	—	189.0
Foreign currency translation adjustment	—	—	—	—	4.7	—	—	4.7
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	73.0	—	—	73.0

Total comprehensive income								266.7
Dividends	—	—	—	(61.8)	—	—	—	(61.8)
Stock awards and option exercises	112,563	—	2.8	—	—	(112,563)	2.9	5.7

Balance at September 30, 2003	61,814,973	4.4	46.5	1,583.1	117.8	18,508,939	(542.2)	1,209.6
Comprehensive Income:
Net income	—	—	—	143.2	—	—	—	143.2
Foreign currency translation adjustment	—	—	—	—	3.0	—	—	3.0
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(113.8)	—	—	(113.8)
Minimum pension liability	—	—	—	—	(1.0)	—	—	(1.0)

Total comprehensive income								31.4
Dividends	—	—	—	(67.4)	—	—	—	(67.4)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28.4)	(28.4)
Stock awards and option exercises	620,619	—	15.6	—	—	(620,619)	19.1	34.7

Balance at September 30, 2004	61,960,392	4.4	62.1	1,658.9	6.0	18,363,520	(551.5)	1,179.9
Comprehensive Loss:
Net loss	—	—	—	(94.1)	—	—	—	(94.1)
Foreign currency translation adjustment	—	—	—	—	1.0	—	—	1.0
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	(1.5)	—	—	(1.5)
Minimum pension liability	—	—	—	—	(5.0)	—	—	(5.0)

Total comprehensive loss								(99.6)
Dividends	—	—	—	(69.4)	—	—	—	(69.4)
Treasury shares acquired	(1,348,382)	—	—	—	—	1,348,382	(71.6)	(71.6)
Stock awards and option exercises	651,548	—	4.7	—	—	(651,548)	20.0	24.7

Balance at September 30, 2005	61,263,558	$4.4	$66.8	$1,495.4	$0.5	19,060,354	$(603.1)	$964.0

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
Nature of Operations
Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and provides biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Its products and services are marketed to acute and long-term health care facilities and home care patients primarily in North America and Europe. Hill-Rom generated 66.0 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2005. Batesville Casket serves the funeral services industry and produces metal and hardwood burial caskets, cremation urns and caskets and marketing support services. Its products are marketed to licensed funeral directors operating licensed funeral homes primarily in North America. Batesville Casket generated 34.0 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2005. Prior to July 1, 2004, Forethought was our third operating company, and it marketed funeral plans funded by life insurance policies and trust products.
We announced the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003 and the pre-need insurance business of Forethought in the second quarter of 2004 and divested each of those businesses in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 3 below. These operations are presented as discontinued operations within our Statements of Consolidated Income (Loss) for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Statements of Consolidated Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Statements of Consolidated Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net (loss) income to net cash flows from operating activities. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Statements of Consolidated Cash Flows up to the disposal date and consistent with previous periods. The remaining assets of Discontinued Operations on the 2005 Consolidated Balance Sheets relate to Forethought Federal Savings Bank, for which the sale is expected to close during the first half of our 2006 fiscal year.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our antitrust litigation settlement with Spartanburg (Note 17), accrued warranties (Note 1), income taxes (Note 9) and self insurance reserves (Note 17), among others.
Cash and Cash Equivalents
We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.
Current Investments
At September 30, 2005 and 2004, we held $91.0 million and $52.5 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and the reimbursement platform. Past due balances in our Health Care and Funeral Services sales categories are reviewed individually for collectibility. Health Care rental receivables are reviewed on a pooled basis based on historical collection experience for each reimbursement type. Account balances are charged against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4) are occasionally sold to third parties, however, any recognized gain or loss on such sales has historically not been material.
As of September 30, 2005 and 2004 we had $39.3 million and $30.7 million in the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 62 percent and 63 percent of our inventories at September 30, 2005 and 2004, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	2005	2004

Finished products	$85.3	$87.6
Work in process	13.1	9.8
Raw materials	25.7	24.1

Total	$124.1	$121.5

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.1 million and $9.6 million higher than reported at September 30, 2005 and 2004, respectively.
Equipment Leased to Others
Equipment leased to others represents primarily rental units, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 7 years. Total depreciation expense for fiscal years 2005, 2004 and 2003 was $46.6 million, $42.3 million and $21.2 million, respectively. The majority of these units are leased on a day-to-day basis. During the fourth quarter of fiscal 2005, we recognized an asset inventory loss of $4.8 million upon completion of a physical inventory of our equipment leased to others.
Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	15 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2005, 2004 and 2003 was $43.2 million, $42.1 million and $39.2 million, respectively. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$14.7	$5.5	$15.2	$5.5
Buildings and building equipment	162.3	103.1	163.8	100.0
Machinery and equipment	501.8	356.4	500.0	352.0

Total	$678.8	$465.0	$679.0	$457.5

Investments
Upon the sale of Forethought, certain private equity limited partnerships previously held in the insurance investment portfolio were retained. Certain of these investments have additional commitments of up to $14.7 million, when called by the respective partnership. The timing of these commitments are uncertain, but any required funding is expected to occur over the next five years. We continue to use the equity method of accounting for these investments, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains (losses) related to such investments are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains and losses. Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. Other minority investments made outside of the former insurance business portfolio are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.

The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is recorded at amortized cost and classified as held-to-maturity.
When a security is sold, we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.
We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary. For the fiscal years ended September 30, 2005 and 2003, we recognized impairments on our investments of $9.1 million and $3.9 million, respectively. We did not recognize any impairments during fiscal 2004. These amounts were recorded as a component of Other expense within our Statements of Consolidated Income (Loss).
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
Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets upon their acquisition and after they have been initially recognized in the financial statements. Under this Standard, existing intangible assets are evaluated for possible impairment when conditions warrant, but at least annually. In addition, goodwill and certain other indefinite-lived intangible assets are no longer amortized.
Impairment assessments for goodwill are done on a reporting unit level. For purposes of this assessment, the Company has defined its reporting units as Batesville Casket and the divisions operating within Hill-Rom, with goodwill having been allocated among the Hill-Rom reporting units based on the relative fair value of those divisions when the divisional structure was adopted during fiscal 2003. With the implementation of the new reporting structure at Hill-Rom in fiscal 2006, goodwill within the Hill-Rom reporting units will be reallocated based upon the relative fair value of the new divisions. Our most recent annual impairment test was completed during the third quarter of 2005 and reconfirmed the lack of any impairment.
With the exception of goodwill and certain trademarks, all of our intangible assets are subject to amortization. Our goodwill, and many of our intangible assets, however, are not deductible for income tax purposes. Essentially all of our goodwill resides in the Hill-Rom Americas/Asia Pacific segment. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2005		2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$460.8	$37.1	$466.4	$37.1
Software	139.1	42.1	140.3	40.4
Other	96.3	20.4	168.4	78.2

Total	$696.2	$99.6	$775.1	$155.7

Amortization expense for fiscal years 2005, 2004 and 2003 was $24.2 million, $21.6 million and $13.2 million, respectively. Intangible asset write-offs approximated $4.8 million in fiscal 2005 for the full impairment of certain assets no longer considered necessary to the execution of our strategy and in connection with our 2005 restructuring actions within Hill-Rom’s Americas/Asia Pacific operations. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $23.1 million in 2006, $21.7 million in 2007, $21.1 million in 2008, $19.6 million in 2009, $17.9 million in 2010 and $65.6 million thereafter.
Goodwill increased $283.5 million during 2004, resulting from the acquisitions of ARI, Mediq and NaviCare, all within Hill-Rom. This included $73.1 million and $197.2 million from the acquisitions of ARI and Mediq, respectively. The $13.2 million of goodwill resulting from the NaviCare acquisition included approximately $1.7 million representing the initial investment in NaviCare made during 2003.
Goodwill decreased $5.5 million during 2005, resulting from the true-up of deferred taxes for opening balance sheet adjustments on ARI, Mediq and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first fiscal quarter of 2005.
Internal Use Software
Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the implementation of our Enterprise Resource Planning system. The net book value of computer software costs, included within Intangible assets, was $97.0 million and $99.9 million at September 30, 2005 and 2004, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $15.2 million, $13.2 million and $11.0 million for fiscal years 2005, 2004 and 2003, respectively.
Guarantees
We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated. A reconciliation of changes in our warranty reserve for fiscal years 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Balance at beginning of period	$18.6	$20.8	$23.1

Provision for warranties during the period	13.2	13.8	23.2

Warranty reserves acquired	—	1.7	—

Warranty claims during the period	(15.2)	(17.7)	(25.5)

Balance at September 30	$16.6	$18.6	$20.8

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
Environmental Liabilities
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties. More specifically, financial management, in consultation with its environmental engineer, estimates the range of liability based on current interpretations of environmental laws and regulations. For each site in which a Company unit is involved, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan and the periods in which we will make payments toward the remediation plan. We do not make an estimate of general or specific inflation for environmental matters since the number of sites is small, the magnitude of costs to execute remediation plans is not significant and the estimated time frames to remediate sites are not believed to be lengthy.
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
For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Several of these offerings routinely result in the deferral of revenues until specified services are delivered. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment, while services are recognized as rendered.
For product sales, based on estimated product returns and price concessions, a reserve for returns and allowances is recorded at the time of the sale, resulting in a reduction of revenue. An allowance for doubtful accounts is recorded based upon the estimated collectibility of receivables, and results in an increase in operating expenses.
Cost of Revenues
Cost of goods sold for product sales consist primarily of purchased material costs, fixed manufacturing expense, and variable direct labor and overhead costs. Health Care rental expenses are those costs associated directly with rental revenue, including depreciation and service of our rental units, service center facility and personnel costs, and regional sales expenses and commissions.
Research and Development Costs
Research and development costs are expensed as incurred and were $50.5 million, $55.8 million and $59.2 million for fiscal years 2005, 2004 and 2003, respectively.
Distribution Costs
Distribution costs consist of shipping and handling costs and are included in Other operating expenses in the Statements of Consolidated Income (Loss). Distribution costs were $110.9 million, $109.5 million and $106.6 million for fiscal years 2005, 2004 and 2003, respectively.
Advertising Costs
Advertising costs are expensed as incurred and were $8.6 million, $7.3 million and $6.5 million for fiscal years 2005, 2004 and 2003, respectively.
Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in Comprehensive Income.
The composition of Accumulated other comprehensive income at September 30, 2005 and 2004 is the net unrealized gains or losses on available-for-sale securities of $8.9 million and $10.4 million, foreign currency translation adjustments of ($1.6) million and ($2.6) million, and a minimum pension liability of ($6.8) million and ($1.8) million, respectively.
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
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation programs for fiscal years 2005, 2004 and 2003. The fair values of stock option grants are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted in fiscal year 2005 are valued with the Binomial option-pricing model for pro forma expense purposes only, prior to our adoption of SFAS 123(R) in fiscal 2006. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. (See Note 11 for more details.)

	2005	2004	2003

Net (loss) income, as reported	$(94.1)	$143.2	$189.0
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	2.6	2.6	1.0
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(9.9)	(7.7)	(5.8)

Pro forma net (loss) income	$(101.4)	$138.1	$184.2

(Loss) income per share:
Basic – as reported	$(1.52)	$2.30	$3.05
Basic – pro forma	$(1.64)	$2.22	$2.97

Diluted – as reported	$(1.52)	$2.28	$3.04
Diluted – pro forma	$(1.64)	$2.20	$2.96

On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share. There was no expense recognition under the intrinsic value method to our Statements of Consolidated Income (Loss) as a result of this action. In the pro forma table above, the total avoided future compensation expense of $3.5 million (net-of-tax) on the acceleration of these options appears as a 2005 pro forma expense, as permitted in guidance provided by the FASB.
The purpose of the accelerated vesting of these options is to reduce the Company’s future reported compensation expense upon the planned adoption of SFAS 123(R) in the first quarter of 2006. Additionally, the accelerated underwater stock options may not have been fully achieving their original objectives of incentive compensation and employee retention. The acceleration may have had a positive effect on employee morale, retention and perception of value. The Company’s Board of Directors believed, based on the potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its Shareholders.
Because of the acceleration of vesting described above, the fact that our options vest over three years and additional option grants are expected to be made subsequent to September 30, 2005, the results of expensing stock options by applying the fair value method may have a materially different effect on net income in future years than that presented above, or if the accelerated vesting of underwater options had not been performed.
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
Derivative Instruments and Hedging Activity
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. Our use of derivatives has generally been limited to interest rate swaps, which did not have a material effect on our financial position or results of operations for the periods presented herein.
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
Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses
Prior to their divestiture, Forethought’s life insurance subsidiaries sold long-duration insurance contracts. Revenue was recognized on amounts charged to the insurance liabilities for current benefits and expenses. Premiums received in excess of the portion required to provide future benefits and current expenses were deferred and also recognized as revenue over the actuarially determined life of the contract. Benefit reserves equaled the cash surrender values provided in the contracts. Expenses were recorded for interest credited to the benefit reserve, death benefits in excess of the benefit reserve and amortization of deferred acquisition costs. (See Notes 3 and 15 for further details.)
Deferred Acquisition Costs
Prior to their divestiture, Forethought’s policy acquisition costs consisted of commissions, certain policy issue expenses and premium taxes. Such costs varied with, and were primarily related to, the production of new business. These deferred acquisition costs were being amortized consistently with unearned revenues. Amortization charged to expense for fiscal years 2005, 2004 and 2003 was $0 million, $45.9 million and $60.7 million, respectively. (See Notes 3 and 15 for further details.)

Reclassification
Certain prior year amounts have been reclassified to conform to the current year’s presentation, including detailing certain accrued liabilities that were previously included in other current liabilities.
Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminates the use of the intrinsic value method of accounting in APB No. 25, “Accounting for Stock Issued to Employees”, which was permitted under SFAS No. 123, as long as the footnotes to the financial statements disclosed pro forma net income as if the fair-value-based method had been used. In April 2005, the effective date of SFAS No. 123(R) was delayed to annual periods beginning after June 15, 2005, and thus will become effective for us in the first quarter of fiscal 2006. We plan to adopt SFAS No. 123(R) using the modified prospective application method, whereby we will apply this Statement to new and modified awards in fiscal periods beginning after the required effective date as well as to the nonvested portion of awards granted before the required effective date and outstanding at the date of adoption. The impact of adopting SFAS No. 123(R) may vary with the pro forma disclosure presented in Note 1 to the Consolidated Financial Statements for the reasons described therein.
Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the company. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and recognition purposes) over the nominal vesting period (i.e. over the full stated vesting period of the award) and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R) on October 1, 2005, new awards will be subject to the non-substantive vesting period approach, which specifies that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Recognizing that many companies followed the nominal vesting period, the SEC issued guidance for converting to the non-substantive vesting period approach. We revised our approach to apply the non-substantive vesting period approach to all new grants after adoption, but will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards. The transition to the non-substantive vesting period approach was negligible going forward due to our decision to accelerate the vesting of underwater stock options and the relatively recent introduction of restricted stock units. An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. We also accelerated the vesting of certain unvested and underwater stock options as discussed in Note 1 to the Consolidated Financial Statements. Because of the change to the non-substantive vesting period approach, the application of estimated forfeitures, the acceleration of vesting on underwater stock options, the fact that our options vest over three years and additional option grants are expected to be made subsequent to September 30, 2005, the results of expensing stock-based compensation after adoption of SFAS No. 123(R) may have a materially different effect on net income in future years than that presented in Note 1 to the Consolidated Financial Statements.
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
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” Conditional asset retirement obligations are defined as legal obligations to perform an asset retirement activity in which the timing and/or method of settlement are conditional based on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 clarifies that a company is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and provides guidance for determining when a company would have sufficient information to reasonably estimate the fair value of the obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect of this Interpretation on our consolidated financial statements and results of operations.
At its November 2004 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The Issue provides a model to assist in evaluating (a) which cash flows should be considered in the determination of whether cash of the discontinued operation have been, or will be, eliminated from ongoing operations and (b) the types of continuing involvement that constitute significant continuing involvement. The Issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In analyzing the model included in this Issue, we determined that, although we receive continuing cash flows from a transition agreement with the previously disposed Forethought business, these cash flows are not significant, they are indirect cash flows and we do not have significant continuing involvement in the operations of their business. Therefore, the classification of Forethought as a discontinued operation under SFAS No. 144 continues to be appropriate.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 – 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The net effect of the phase out of the ETI and the phase in of this new deduction had no material impact on the effective tax rate for 2005. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.
The Act has significantly changed the tax rules for nonqualified deferred compensation plans including the Company’s plans and executive and key employee contracts that have deferral or other delayed payment features. As of January 1, 2005, we believe we have been in operational compliance with legal and regulatory requirements. Pending issuance of final rules from the U.S. Department of the Treasury, we will make appropriate amendments to Board plans, executive plans and executive contracts as required before the current December 31, 2006 deadline.
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
On October 17, 2003, Hill-Rom acquired ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The acquisition of ARI complemented Hill-Rom’s existing pulmonary expertise, expanded its home-care product line, offered growth potential and aimed at allowing Hill-Rom to leverage its clinical sales force. These benefits, along with management’s belief in the growth potential for the business, were key determinants in the valuation of the business.
The purchase price for the ARI acquisition was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. The purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004. A remaining deferral of $5.7 million was paid in December 2005 and was fully accrued in the Consolidated Balance Sheets as of both September 30, 2005 and 2004. While an additional contingent purchase price adjustment could have been required dependent upon ARI achieving certain net revenue targets during fiscal 2005, based on actual revenues achieved, no additional payment will be required.
On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business. This acquisition expanded Hill-Rom’s product and service offerings, strengthened its after-sales service capabilities and allowed increased leverage of Hill-Rom’s global rental service center network.

The purchase price for Mediq approximated $328.9 million, plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain adjustments based upon the Mediq balance sheet at the date of close. This purchase price included $23.0 million deposited in an escrow account, of which $20.0 million remained at September 30, 2005 related primarily to the funded status of Mediq’s defined benefit pension plan as of the end of the first quarter of 2006, along with the occurrence of any issues associated with seller representations, warranties and other matters. We currently estimate that any adjustments related to Mediq’s pension plan will be favorable to us. If any adjustment differs in amount from the current escrow balances, the reported purchase price would be increased or decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted accordingly.
On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $13.8 million, plus an additional $0.3 million of acquisition costs incurred in relation to the transaction. NaviCare provides operations management, resource optimization and dynamic workflow solutions to health care enterprises. NaviCare’s portfolio of communications and workflow products are a key component of Hill-Rom’s workflow solutions offerings.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at their dates of acquisition. The allocation of purchase price is complete, with the exception of the finalization of the Mediq escrow account outlined above.

	ARI	Mediq	NaviCare

Current assets	$24.9	$43.8	$1.7
Property, plant and equipment	6.1	99.1	0.1
Intangible assets	9.3	68.9	3.8
Goodwill	71.7	193.5	10.1
Other long-term assets	1.7	5.0	1.4

Total assets acquired	113.7	410.3	17.1
Current liabilities	(4.9)	(37.5)	(1.6)
Long-term liabilities	(3.6)	(38.0)	(1.4)

Total liabilities assumed	(8.5)	(75.5)	(3.0)

Net assets acquired	$105.2	$334.8	$14.1

The $9.3 million of acquired intangibles at ARI were assigned to technology assets, a five-year non-compete agreement and a trademark, all of which reside within the newly formed Home Care and Surgical Accessories Division of Hill-Rom. The $68.9 million of acquired intangibles at Mediq were assigned primarily to customer relationship assets, which reside predominantly within the North America Sales, Service and Marketing (NASSM) Division of Hill-Rom. The $3.8 million of acquired intangibles at NaviCare were assigned to non-compete agreements, technology assets, customer relationship assets and a trademark, and are also resident in the NASSM Division of Hill-Rom. These intangible assets, with the exception of the trademarks, are generally subject to amortization over varied periods ranging from five to fifteen years and none will be deductible for income tax purposes. Non-compete agreements are subject to amortization over lesser periods.
If these acquisitions had been completed as of the beginning of each period presented, reported results for the fiscal year then ended would have increased as follows (Dollars in millions, except per share data):

	Year Ended September 30, 2004			Year Ended September 30, 2003
(Unaudited)	ARI	Mediq	Total	ARI	Mediq	Total

Revenues	$—	$48.3	$48.3	$48.4	$157.4	$205.8

Net income	—	3.4	3.4	2.9	15.6	18.5

Diluted earnings per share	$—	$0.05	$0.05	$0.05	$0.25	$0.30

The net income and diluted earnings per share amounts for all periods presented above include the additional depreciation and amortization expense resulting from the purchase of property and intangibles at fair value, but exclude the impact of financing costs associated with the Mediq acquisition.
Based on the acquisition date of ARI and the timing of its inclusion in our Consolidated Financial Statements, the acquisition of ARI as of the beginning of the 2004 fiscal year would not have materially impacted our financial results for the year ended September 30, 2004. If the acquisition of NaviCare had been completed as of the beginning of fiscal 2003, the impact to our revenues or results of operations would not have been materially impacted for either fiscal 2004 or 2003.
3. Discontinued Operations
On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $295.1 million, including the value of the partnership assets transferred to us and excluding a dividend received by us in December 2003 from Forethought in the amount of approximately $28.6 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $104.9 million, provided seller financing in various forms with an estimated face value of $151.4 million, retained specific investments in limited equity partnership assets of Forethought with a book value of $31.4 million and received warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. An additional cash payment of approximately $6.4 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected in the first half of fiscal 2006. The seller financing was subject to a discount of approximately $28.9 million to reflect a market rate of return on the financing, which is now being recognized as accretion on the underlying financial instruments.
The seller financing provided is in the form of a seller note with a face value of approximately $107.7 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity. The seller financing also includes preferred stock in the amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc. and must be redeemed by FFS Holdings, Inc. under specified circumstances. Additional financing was also provided in the form of a $15.0 million debt service account associated with third party secured financing obtained by FFS Holdings, Inc. under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.
The divestiture of Forethought resulted in a significant impairment loss. While this loss generated significant tax benefits, as a result of limitations on our ability to utilize capital losses it is more likely than not that we will not realize these benefits and a full valuation allowance has been provided. Therefore, tax benefits recognized in conjunction with the sale have been generally limited to ordinary losses. Additional tax benefits may be recognized in the future should we generate capital gains sufficient to utilize the resulting losses. In conjunction with this divestiture, in the three months ended March 31, 2004 we recognized a loss on the impairment of the discontinued net assets of Forethought of $95.8 million, net-of-tax, consisting of a $129.0 million pre-tax loss and a $33.2 million income tax benefit. In the fourth quarter of 2004, this loss was adjusted to $88.6 million, net-of-tax, as a result of the book value at the date of close.
On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104.2 million in cash proceeds on the sale and recorded a capital loss on the transaction of approximately $7.2 million. The loss realized as a result of this transaction was included in discontinued operations for year ended September 30, 2004.
In October 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments, resulting in a net gain of $5.3 million. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities. Hill-Rom retained approximately $4 million of outstanding receivables and the land and building upon close.
In the third fiscal quarter of 2004, Hill-Rom closed on the sale of its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $26 million. Additional proceeds of $5.0 million were received in the fourth quarter upon the final transfer of an investment, bringing the total proceeds to $31 million and the net gain realized on the disposal to $13.0 million. Air-Shields provides infant care warming therapy, incubators and other infant care products. Hill-Rom retained approximately $9 million of outstanding receivables of the infant care business at the date of close.
Upon approval of the Board of Directors and the signing of the definitive sale agreements, Hill-Rom’s infant care and piped-medical gas businesses and Forethought, a provider of pre-need insurance to fund funeral and cemetery costs, were all treated as discontinued operations for all periods presented within the Statements of Consolidated Income (Loss) in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Operating results for the discontinued operations were as follows for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended September 30,
	2005	2004	2003

Investment income	$4.2	$132.9	$177.9
Earned revenue	—	162.1	215.9
Net capital gains (losses)	—	4.0	(32.2)
Other revenues	—	47.3	102.5

Net revenues from discontinued operations	4.2	346.3	464.1
Benefits paid	—	66.3	83.6
Credited interest	—	134.1	183.1
Other costs of revenue	—	77.2	132.3
Other operating expenses	2.8	33.2	51.6
(Gain) loss on divestiture of discontinued operations	(0.2)	106.8	—

Pre-tax income (loss) from discontinued operations	1.6	(71.3)	13.5
Income tax (benefit) expense	(0.6)	(26.3)	5.1

Income (loss) from discontinued operations	$2.2	$(45.0)	$8.4

The assets and liabilities of Forethought Federal Savings Bank are included in the assets and liabilities of discontinued operations, which are presented in separate line items within the Consolidated Balance Sheets as of September 30, 2005 and 2004. Components of assets and liabilities of discontinued operations were as follows:

	September 30,	September 30,
	2005	2004

Investments	$108.5	$97.1
Other assets	1.5	1.2

Assets of discontinued operations	110.0	98.3

Liabilities	102.4	91.6

Net assets of discontinued operations	$7.6	$6.7

In terms of operating cash flows, because Forethought operated in a regulated environment its cash flows were generally neutral to Hillenbrand. Hillenbrand also in the past made capital contributions to and received dividends from Forethought, thereby impacting our overall cash position. In the first quarter of fiscal 2004, we received a dividend of $28.6 million from Forethought. Cash flows from the piped-medical gas and infant care businesses generally approximated net income.
4. Notes Receivable
Notes receivable as of September 30, 2005 and 2004 consist of the following:

	September 30,	September 30,
	2005	2004

Customer notes	$31.9	$33.0
Note receivable, net of discount of $11.8 million in 2005 and $14.9 million in 2004	104.2	94.4
Debt service account, net of discount of $3.3 million in 2005 and $4.2 million in 2004	11.7	10.8
Other	0.4	—

Total notes receivable	148.2	138.2

Less current portion	13.8	17.1

Notes receivable — long-term	$134.4	$121.1

Maturities at September 30

2006	$13.8
2007	$14.9
2008	$6.6
2009	$4.6
2010	$13.8
2011 and beyond	$94.5

We have a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. These notes generally carry repayment terms up to 8 years, with interest rates varying from zero percent to 12 percent. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes are included in Trade accounts receivable on the Consolidated Balance Sheets.
On July 1, 2004 we closed on the sale of Forethought to FFS Holdings, Inc. As part of the consideration received in the transaction, we provided seller financing in the form of a note receivable with a face value of approximately $107.7 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years and compounding semi-annually. No payments are due under the note until year six at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity.
Additional financing was also provided in the form of a $15.0 million debt service account associated with third party secured financing obtained by FFS Holdings, Inc. under the transaction. We are scheduled to receive payments from this account beginning in year three with final repayment due in year eight. This account is not subject to interest until year three.
Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted resulting in an adverse impact on our financial condition.
5. Financing Agreements
Long-term debt consists of the following:

	September 30,	September 30,
	2005	2004

Unsecured 8 1/2% debentures due on December 1, 2011	$53.0	$53.9

Unsecured 7% debentures due on February 15, 2024	20.1	20.2

Unsecured 6 3/4% debentures due on December 15, 2027	29.8	29.8

Unsecured 4 1/2% debentures due on June 15, 2009	247.8	256.0

Total long-term debt	$350.7	$359.9

On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1.0 billion in debt and/or equity securities. The registration statement was declared effective and should provide us with significant flexibility with respect to our access to the public markets. There can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
On June 7, 2004, we issued $250 million of 4.5 percent coupon senior notes due 2009 under the universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement. The net proceeds from this borrowing were utilized to permanently finance the Mediq acquisition.
Also in June 2004, we completed the open market repurchase of approximately $47.3 million principal amount of longer maturity coupon debt for approximately $55.1 million.
Beginning in June 2004, $200 million of our debt securities were subject to interest rate swap agreements. The interest rate swaps covered part of the debt securities maturing on June 15, 2009, effectively converting the securities from fixed to variable interest rates. For the 2005 and 2004 periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 2.9 percent and 1.7 percent, respectively. As of September 30, 2005, the interest rate swap contracts reflected a cumulative loss of $1.3 million, compared to a cumulative gain of $7.1 million as of September 30, 2004.
Near the end of the third quarter of fiscal year 2003, we terminated our then outstanding interest rate swap agreements, realizing cash proceeds and deferred gains of approximately

$26.5 million. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates, but higher than the variable rates we had been subject to during the period the swap agreements were in place. For the 2003 period in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 3.3 percent.
Upon completion of the open market debt repurchase previously discussed, approximately $2.2 million of the deferred gains related to the termination of the interest rate swap agreements were recognized, reducing the loss on repurchase of the debt to approximately $6.4 million, which included the write-off of approximately $0.7 million of debt issuance costs associated with the original debt placement. As of September 30, 2005 and 2004, deferred gains of $7.1 million and $8.1 million, respectively, continued to be deferred as a component of the debt amounts presented above.
On July 28, 2004, we entered into a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include a maximum debt to capital ratio of 55 percent, absence of default under the facility and continued accuracy of certain representations and warranties contained in the credit facility. The proceeds of the five-year facility may be used: (i) for working capital, capital expenditure, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of September 30, 2005, we: (i) had $15.4 million of outstanding, undrawn letters of credit, (ii) were in compliance with all conditions set forth under the credit facility, and (iii) had complete access to the remaining $384.6 million of borrowing capacity available under the credit facility.
We have trade finance credit lines totaling $15.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2005 and 2004 we had $5.5 million and $10.9 million, respectively, outstanding under this credit line as reflected in Short-term borrowings in the Consolidated Balance Sheets. We also have additional uncommitted credit lines totaling $20.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates. As of September 30, 2005, we had $12.9 million of outstanding, undrawn letters of credit under these facilities.
We also have a capital lease obligation related to a portion of our French manufacturing facility. As of September 30, 2005 and 2004 we had outstanding obligations of $1.4 million and $1.8 million, respectively. These amounts are classified within Short-term borrowings and Other Long-Term Liabilities within our Consolidated Balance Sheets.
6. Retirement Plans
Hillenbrand and its subsidiaries have several defined benefit retirement plans covering the majority of employees, including certain employees in foreign countries. At a minimum, we contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We acquired Mediq on January 30, 2004, including its retirement plans. All of our plans have a September 30 measurement date.

Effect on Operations
The components of net pension expense for defined benefit retirement plans in the United States for fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Service cost	$10.4	$10.6	$10.3

Interest cost	18.5	16.6	13.7

Expected return on plan assets	(19.6)	(16.3)	(14.5)

Amortization of unrecognized prior service cost, net	1.7	1.4	1.0

Net periodic benefit cost	11.0	12.3	10.5

Curtailment loss (gain) and other one-time costs	2.1	(1.4)	3.4

Net pension expense	$13.1	$10.9	$13.9

Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our domestic defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$310.6	$250.0
Acquisitions	—	33.7
Service cost	10.4	10.6
Interest cost	18.5	16.6
Amendments	2.1	0.7
Actuarial loss	38.8	8.5
Special termination benefits	—	0.7
Curtailment	(1.4)	(2.1)
Benefits paid	(9.6)	(8.1)

Benefit obligation at end of year	369.4	310.6

Change in plan assets:
Fair value of plan assets at beginning of year	215.5	180.2
Acquisitions	—	22.8
Actual return on plan assets	15.9	12.5
Employer contributions	77.6	8.1
Benefits paid	(9.6)	(8.1)
Other	(0.1)	—

Fair value of plan assets at end of year	299.3	215.5

Funded status:
Plan assets less than benefit obligations	(70.1)	(95.1)
Unrecognized net actuarial loss	66.2	24.6
Unrecognized prior service cost	15.3	15.1

Net amount recognized	11.4	(55.4)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid benefit costs	33.3	—
Accrued benefit costs	(31.8)	(62.0)
Accumulated other comprehensive income	7.5	3.4
Intangible asset	2.4	3.2

Net amount recognized	$11.4	$(55.4)

For most of our domestic defined benefit retirement plans, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2005 and 2004, resulting in the recognition of minimum pension liabilities of $9.9 million and $6.6 million, respectively. As of September 30, 2005, the fair value of plan assets exceeded the accumulated benefit obligation for our master defined benefit plan. The increase noted in the recognized additional minimum pension liabilities related to the higher benefit obligation in fiscal 2005 resulting from the lower discount rate used to value the obligation, as outlined below in Actuarial Assumptions.
Accumulated Benefit Obligation
The accumulated benefit obligation for all domestic defined benefit pension plans was $322.4 million and $274.6 million at September 30, 2005 and 2004, respectively.
Selected information for our plans with accumulated benefit obligations in excess of plan assets at September 30, 2005 and 2004, was as follows:

	September 30,	September 30,
	2005	2004

Projected benefit obligation	$61.3	$310.6
Accumulated benefit obligation	60.5	274.6
Fair value of plan assets	28.6	215.5

Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic qualified pension plans were as follows:

	2005	2004	2003

Discount rate for obligation	5.50%	6.00%	6.25%
Discount rate for expense	6.00%	6.25%	6.75%
Expected rate of return on plan assets	8.00%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rates presented above and used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based primarily on historical returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Plan Assets
The weighted average asset allocations of our domestic defined benefit plans at September 30, 2005 and 2004, by asset category, are as follows:

	2005		2004
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Equity securities	49%—61%	61%	57%
Fixed income securities	39%—49%	37%	42%
Real estate	0%—1%	1%	1%
Other	0%—1%	1%	—

Total		100%	100%

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
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hillenbrand common stock represented 4 percent and 6 percent of trust assets at year-end 2005 and 2004, respectively, and is subject to a statutory limit when it reaches 10 percent of total trust assets.
Cash Flows
We expect to contribute approximately $1.8 million to our domestic defined benefit plans in fiscal year 2006.
In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan will be reduced. We do not anticipate contributing any additional funds to the master plan during fiscal year 2006.
Estimated Future Benefit Payments
The benefit payments, which reflect expected future service, are expected to be paid as follows (in millions):

Pension Benefits

2006	$10.8
2007	12.1
2008	13.0
2009	14.1
2010	15.4
2011-2015	99.9

Other
During fiscal year 2005, we amended the terms of one of our defined benefit pension plans for select bargaining unit employees to improve early retirement benefits. We also recognized curtailment losses within two of our defined benefit pension plans related to the pending shutdown of our Nashua, New Hampshire wood casket manufacturing plant and a reduction in plan participants in another plan resulting from our recent restructuring activities.
Subsequent to the January 30, 2004 acquisition of Mediq, we amended the Mediq pension plan to freeze all benefits effective April 30, 2004.
During fiscal year 2003, we amended the terms of one of our defined benefit pension plans for most non-bargained employees. Under the amended plan, employees hired after June 30, 2003 were no longer eligible for participation in the defined benefit plan, but participate in a new 401(k) retirement program that began January 1, 2004. Existing employees and those hired up to July 1, 2003 were given the opportunity to choose to continue participating in the defined benefit pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and became effective January 1, 2004.

For those employees that elected to continue participation in the defined benefit pension plan, there were no changes in benefits and all service is recognized as credited service under the plan. For those who elected the new 401(k) retirement program, benefits under the defined benefit pension plan were frozen and will be paid out in accordance with the plan provisions with future service considered only under the new 401(k) retirement program. We recognized a curtailment loss of approximately $3.4 million during the fourth fiscal quarter of 2003 as a result of this amendment and the related reduction in future service under the defined benefit pension plan. This loss was recognized as a component of Other operating expense in the Statement of Consolidated Income (Loss).
In addition to the above plans, we have an unfunded liability for defined benefit pension plans in Germany and France. The unfunded benefit obligation for these plans, which are included primarily in Other Long-Term Liabilities, was $11.3 million and $14.8 million at September 30, 2005 and 2004, respectively. Pension expense was immaterial in all reporting periods.
We also sponsor several defined contribution plans covering certain of our employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $14.7 million, $12.8 million and $10.2 million for fiscal years 2005, 2004 and 2003, respectively.
7. Shareholders’ Equity
One million shares of preferred stock, without par value, have been authorized and none have been issued.
As of September 30, 2005, the Board of Directors had authorized the repurchase, from time to time, of up to 24,289,067 shares of the Company’s stock. The purchased shares will be used for general corporate purposes. As of September 30, 2005, a total of 22,710,667 shares had been purchased at market trading prices, of which 19,060,354 shares remain in treasury.
8. Special Charges
2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions, which were approved by the Board of Directors on August 4, 2005, included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. The reduction in employees participating in our Supplemental Executive Retirement Plan as a result of these actions necessitated a curtailment charge of approximately $1.2 million. The collective cost of these actions resulted in a fourth quarter pre-tax charge of approximately $30.8 million, broken down by component as follows:

Pre-Tax Charge
Severance and related benefits	$24.0
Asset impairment	$4.8
Contract termination costs	$0.8
Curtailment charge	$1.2
All of these actions are expected to be completed over the course of the next twelve months. All costs other than those related to the impairment of assets will be cash charges.
In addition to costs included directly in the fourth quarter charge, additional costs related directly to these actions are also expected to be incurred over the next twelve to eighteen months as the actions progress, most notably in Europe. These additional costs could range up to $10 million as the voluntary severance program at our French manufacturing facility continues to progress.
As of September 30, 2005, approximately $23.5 million remained in the reserve related to these actions. Upon completion, we expect to have eliminated up to 600 positions on a worldwide basis.
In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we also wrote off $16.0 million of deferred tax assets. This write-off had no impact on cash. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer economically prudent and the deferred tax assets were therefore written off. It should also be noted that the majority of the pre-tax restructuring charge associated with Europe was recorded without a tax benefit.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action will be paid in cash and are expected to be incurred over the next twelve months. At September 30, 2005, approximately $0.8 million remained in the reserve.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants is expected to result in a total pre-tax charge of approximately $4.5 million, that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $2.8 million of this charge was incurred in fiscal 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge in the third quarter. At September 30, 2005, approximately $1.7 million remained in the reserve.
Additionally, in the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2005, approximately $1.9 million remained in the reserve.

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
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its strategic initiatives, decrease overall costs, and improve overall performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.1 million associated with severance and benefit-related costs. In relation to this realignment, the Hillenbrand corporate organization recorded an additional severance charge of $0.2 million. During fiscal 2005, approximately $0.8 million of the originally recorded reserve was reversed, primarily related to the transfer of personnel to other open positions within the organization. As of September 30, 2005, approximately $0.6 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.
2003 Actions
During the third fiscal quarter of 2003, we announced a new business structure at Hill-Rom to accelerate the execution of its strategy and strengthen its businesses. As a result of this action, Hill-Rom eliminated 288 salaried positions, with 65 of the original list of terminees being transferred to other positions in line with Hill-Rom’s strategy. In addition, approximately 90 new positions were hired under the new business structure. A fiscal 2003 third quarter charge of $9.4 million was recognized with respect to this action, essentially all related to severance and benefit-related costs. During fiscal 2004, approximately $1.6 million of the originally recorded reserve was reversed. This action was completed during the first quarter of fiscal 2005.
Other
In addition to the reserve balances outlined above, approximately $1.8 million of accrued liabilities were outstanding at September 30, 2005 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

9. Income Taxes
Income taxes are computed in accordance with SFAS No. 109. The significant components of (loss) income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003

(Loss) income from continuing operations before income taxes:
Domestic	$(104.6)	$322.7	$287.3
Foreign	(11.3)	(14.9)	(7.0)

Total	$(115.9)	$307.8	$280.3

Income tax (benefit) expense from continuing operations:
Current provision:
Federal	$43.9	$79.7	$22.7
State	3.9	(0.4)	4.7
Foreign	2.7	2.9	1.5

Total current provision	50.5	82.2	28.9

Deferred provision:
Federal	(63.0)	27.8	62.5
State	(8.1)	4.6	6.8
Foreign	1.0	5.0	1.5

Total deferred provision	(70.1)	37.4	70.8

Income tax (benefit) expense from continuing operations	$(19.6)	$119.6	$99.7

Differences between income tax (benefit) expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported (loss) income from continuing operations before income taxes for fiscal years 2005, 2004 and 2003 were as follows:

	2005		2004		2003
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Loss

Federal income tax (a)	$(40.6)	35.0	$107.7	35.0	$98.1	35.0
State income tax (b)	(12.7)	11.0	2.7	0.9	6.9	2.5
Foreign income tax (c)	3.5	(3.0)	0.5	0.2	2.0	0.7
Utilization of tax credits	(3.5)	3.0	(3.3)	(1.1)	(10.0)	(3.5)
Adjustment of estimated income tax accruals	(2.9)	2.5	11.0	3.6	—	—
Valuation of foreign net operating losses and other tax attributes	21.4	(18.5)	17.2	5.6	4.0	1.4
Impact from foreign restructuring	16.0	(13.8)	(16.0)	(5.2)	—	—
Other, net	(0.8)	0.7	(0.2)	(0.1)	(1.3)	(0.5)

Income tax (benefit) expense from continuing operations	$(19.6)	16.9	$119.6	38.9	$99.7	35.6

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30, 2005	September 30, 2004

Deferred tax assets:
Employee benefit accruals	$21.0	$37.3
Reserve for bad debts	11.4	9.7
Litigation and legal accruals	141.6	2.0
Capital loss carryforwards	63.7	63.7
Net operating loss carryforwards	14.5	7.1
Tax credit carryforwards	10.6	3.3
Foreign loss carryforwards and other tax attributes	27.6	23.6
Foreign restructuring	—	16.0
Other, net	43.5	34.5

	333.9	197.2

Less: valuation allowance for capital losses, foreign loss and other tax attributes	(112.4)	(86.1)

Total deferred tax assets	221.5	111.1

Deferred tax liabilities:
Depreciation	65.8	44.4
Amortization	60.7	31.7
Other, net	9.3	27.5

Total deferred tax liabilities	135.8	103.6

Deferred tax asset — net	$85.7	$7.5

At September 30, 2005, we had $27.6 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $63.7 million of deferred tax assets related to capital loss carryforwards, which expire between 2006 and 2009; $14.5 million of deferred tax assets related to domestic net operating loss carryforwards, primarily for state income tax purposes, which expire between 2008 and 2024; $5.0 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2014; and $5.6 million of deferred tax assets related to alternative minimum tax credit carryforwards, with no expiration date.
The gross deferred tax assets as of September 30, 2005 were reduced by valuation allowances of $112.4 million, relating to foreign operating loss carryforwards, capital loss carryforwards and state income tax operating loss carryforwards, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was increased by $26.3 million during fiscal 2005 due to continued losses in France, the establishment of a valuation allowance for domestic net operating loss carryforwards for acquired entities and the establishment of a valuation allowance for the state tax benefit associated with the litigation settlement accruals.
As of September 30, 2004, we had developed a strategy to restructure our French operations. The restructuring involved the creation of a new French entity and the conversion of the existing French entities into a new operating structure. This resulted in the recognition of a related deferred tax asset of $16.0 million. When this strategy was abandoned in the current year as part of the profit improvement initiatives being undertaken in France (see Note 8), the deferred tax asset was written off.
Our income tax return filings are subject to audit by various taxing authorities. In fiscal 2005, we recorded both benefits to income and additional accruals related to audit activity by the Internal Revenue Service and various states. The net effect of these adjustments was the recognition of $2.9 million of tax benefit for fiscal 2005.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

10. Earnings Per Common Share
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded were 1,123,383 shares, 198,190 shares and 734,432 shares for fiscal years 2005, 2004 and 2003, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For fiscal 2005, as a result of our loss from continuing operations, to avoid dilution of the loss our basic and diluted earnings per share are identical.
Earnings per share is calculated as follows:

	Fiscal Year Ended September 30,
	2005	2004	2003

Net (loss) income (in thousands)	$(94,098)	$143,186	$189,034

Average shares outstanding - Basic (thousands)	61,774	62,237	62,033
Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	—	488	152

Average shares outstanding - Diluted (thousands)	61,774	62,725	62,185

(Loss) income per common share from continuing operations – Basic	$(1.56)	$3.02	$2.91
Income (loss) per common share from discontinued operations – Basic	0.04	(0.72)	0.14

Net (loss) income per common share – Basic	$(1.52)	$2.30	$3.05

(Loss) income per common share from continuing operations – Diluted	$(1.56)	$3.00	$2.90
Income (loss) per common share from discontinued operations – Diluted	0.04	(0.72)	0.14

Net (loss) income per common share – Diluted	$(1.52)	$2.28	$3.04

Note: Certain per share amounts may not accurately add due to rounding.
11. Stock-Based Compensation
Over time, we have had various stock-based compensation programs, the key components of which are further described below. Our primary active stock-based compensation program is the Stock Incentive Plan. All stock-based compensation programs are administered by the Board of Directors or its Compensation and Management Development Committee.
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
Under the terms of the plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted restricted stock units (or deferred stock awards), which will vest on the later to occur of the first anniversary of the date of grant or the six-month anniversary of the date that a director ceases to be a member of our Board of Directors. In 2004 and 2005, the annual grants consisted of 1,400 and 1,800 restricted stock units, respectively, for each non-employee director. The annual grant for the Chairman of the Board is 3,500 restricted stock units.
As of September 30, 2005, 2,027,550 option shares have been granted and 594,890 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 407,575 restricted stock units have been granted under the Stock Incentive Plan, all of which are contingent upon continued employment and vest over periods ranging from one to five years. The shares had a fair value at the date of grant ranging between $50.27 and $69.25 per share. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2005, a total of 236,189 restricted stock units, net of cancellations and dividends earned, remain outstanding. A total of 3,617,281 shares remain available for future grants under all aspects of the Stock Incentive Plan.
The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted in fiscal year 2005 are valued with the Binomial option-pricing model for pro forma expense purposes only, prior to our adoption of SFAS 123(R) in fiscal 2006. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. The weighted average fair value of options granted under each of these plans was $13.19, $15.55 and $12.74 per share for fiscal years 2005, 2004 and 2003, respectively. The following assumptions were used in the determination of fair value in each period:

	2005	2004	2003

Risk-free interest rate	2.64—4.09%	3.73%	3.52%
Dividend yield	1.70—2.08%	1.76%	1.60%
Volatility factor	.2023 — .2592	.2634	.2629
Weighted average expected life	6.82 years	6.00 years	5.97 years

The following table summarizes transactions under our current and predecessor stock option plans for fiscal years 2005, 2004 and 2003:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Unexercised options outstanding – beginning of year	2,688,651	$50.24	2,688,079	$47.77	2,247,572	$47.69
Options granted	566,300	$55.58	637,650	$58.18	590,100	$47.58
Options exercised	(418,251)	$45.21	(543,219)	$46.54	(62,933)	$39.86
Options canceled	(498,359)	$55.94	(93,859)	$54.86	(86,660)	$50.33

Unexercised options outstanding – end of year	2,338,341	$51.21	2,688,651	$50.24	2,688,079	$47.77

Exercisable options – end of year	2,270,134	$51.32	1,655,687	$47.61	1,606,408	$46.53

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$29.97—$45.34	448,997	4.17	$40.26	448,997	$40.26
$46.44—$48.64	367,900	6.91	$47.57	299,693	$47.58
$50.11—$52.16	558,495	4.42	$51.17	558,495	$51.17
$52.42—$57.09	410,433	8.77	$55.70	410,433	$55.70
$58.24—$69.25	552,516	7.67	$59.25	552,516	$59.25

$29.97—$69.25	2,338,341	6.29	$51.21	2,270,134	$51.32

On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.
Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 1,803 deferred shares are payable as of September 30, 2005 under this program.
We have historically had various other stock-based compensation programs, including a long-term performance based plan. Shares granted under these predecessor programs were contingent upon continued employment over specified terms, generally not exceeding three years, and some required the achievement of pre-established and approved financial objectives. As of September 30, 2005, there are 56,110 shares which are deferred, but fully vested and payable.
12. Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

The carrying amounts of the private equity limited partnerships retained in the sale of Forethought and the other minority investments were $71.5 million and $79.5 million at September 30, 2005 and 2004. The fair value of equity method investments is not readily available and disclosure is not required.
The seller financing provided upon the divestiture of Forethought, including the seller note, debt service account and preferred stock, are recorded at amortized cost and classified as held-to-maturity securities. The carrying amounts of these securities are $104.2 million, $11.7 million and $23.9 million, respectively, for a cumulative total of $139.8 million. Using a discount rate that approximates the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the securities is estimated to approximate $136 million as of September 30, 2005.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $350.7 million and $355.3 million at September 30, 2005 and $359.9 million and $368.6 million at September 30, 2004, respectively.
We have limited involvement with derivative financial instruments and do not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. With respect to foreign currency risks, forward contracts are sometimes utilized to hedge exposure to adverse exchange risk related to specific assets and obligations denominated in foreign currencies. As of September 30, 2005 and 2004, we had no outstanding forward contracts. During 2004, we entered into interest rate swap agreements to effectively convert a portion of our fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200 million. There is no hedge ineffectiveness as each swap meets the short-cut method requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. As a result, changes in the fair value of the interest rate swap agreements during their term offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. As of September 30, 2005, the interest rate swap agreements reflected a cumulative loss of $1.3 million, compared to a cumulative gain of $7.1 million at September 30, 2004. During 2003, we terminated interest rate swap agreements covering a notional amount of $150 million of long-term debt that were entered into in 2001. During the term of these swap agreements, there was no hedge ineffectiveness as each swap met the short-cut method requirements under SFAS No. 133. With the termination of the swap agreements and the completion of debt repurchases in the fourth quarter of fiscal year 2003 and the third quarter of 2004, the remaining unrecognized deferred gains of $7.1 million remain classified as debt and will be amortized and recognized as a reduction of interest expense over the remaining term of the debt securities.
13. Supplementary Information
The following amounts were (charged) or credited to income from continuing operations for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

Rental expense	$(25.9)	$(25.5)	$(18.3)
Research and development costs	$(50.5)	$(55.8)	$(59.2)

The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $64.4 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2006	$21.9
2007	$15.9
2008	$12.0
2009	$8.0
2010	$3.1
2011 and beyond	$3.5

We are in year three of an agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original seven-year agreement had a cumulative estimated cost of $187 million, and these base charges have a remaining cumulative estimated cost of $105.4 million, which will continue to be incurred in nearly equal amounts over the remaining term of the agreement. During the first years of the agreements, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement. Currently, the remaining fees related to out-of-scope services have a cumulative estimated cost of $21.2 million and are primarily related to new projects and acquisition activities. These fees will be incurred in nearly equal amounts over the remaining term of the agreement. During the fourth quarter of fiscal 2005 we informed IBM of our intent to terminate and resource two areas covered under the agreement, help desk and desk-side assistance. We intend to resource these areas to another service provider in the first half of fiscal 2006, and expect this action to result in a net reduction to our commitments over the next 4.5 years of an estimated $7.4 million.
The table below provides supplemental information to the Statements of Consolidated Cash Flows for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

Cash paid for:
Income taxes	$47.7	$84.1	$7.3
Interest	$14.4	$9.8	$18.9
Non-cash investing activities:
Seller financing on Forethought disposition	$—	$123.5	$—
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$20.0	$17.2	$2.9

14. Segment Reporting
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

In July, 2005, we announced several changes intended to simplify both the Corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses. Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those in Hill-Rom. Therefore, during fiscal 2006, our operating structure is expected to contain the following reporting segments:
•	Hill-Rom North America

•	Hill-Rom International

•	Hill-Rom Home Care and Surgical Accessories

•	Batesville Casket
We will also break out certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We may also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.
While we have been working diligently with respect to the adoption and implementation of this new organizational structure, we have not yet begun to report financial information consistent with the new structure. As a result, we will continue to report segment information consistent with the prior year reporting structure. We anticipate beginning to report under the new structure in early 2006, and at that time we intend to also restate the reporting for prior periods to the new structure as well.
Within our prior structure and consistent with the manner in which we will report segment information in the current year, Hill-Rom is split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments, with performance measured on a divisional income basis before special items. Intersegment sales between the Americas/Asia Pacific and EMEA are generally accounted for at current market value or cost plus markup. Divisional income represents the division’s gross profit less their direct operating costs. Functional costs and eliminations include common costs, such as administration, finance and non-divisional legal and human resource costs, intercompany eliminations and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. Essentially all our goodwill resides in the Hill-Rom Americas/Asia Pacific segment.
The reporting segment of Batesville Casket is measured on the basis of income from continuing operations before income taxes and special charges. Intersegment sales do not occur between Hill-Rom and Batesville Casket. Forethought results, which were previously considered a reporting segment, are now being presented in the results from discontinued operations as further discussed in Note 3 to the Consolidated Financial Statements
Corporate manages areas that affect all segments such as taxes, interest income and expense, debt, legal, treasury, and business development. Nearly all interest expense amounts relate to activities undertaken at Corporate to benefit the Company as a whole. Corporate, while not a reporting segment, is presented separately to aid in the reconciliation of segment information to that reported in the Statements of Consolidated Income (Loss).
In analyzing segment performance, our management reviews income before income taxes and net income, both before the impact of the litigation charge and before special charges.

Financial information regarding our reportable segments is presented below:

			Functional
	Americas/		Costs and	Total	Batesville	Corporate
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	and Other	Consolidated

2005

Net revenues	$1,086.7	$192.0	$—	$1,278.7	$659.4	$—	$1,938.1
Intersegment revenues	$21.8	$18.2	$(40.0)	$—
Divisional income (loss)	$149.8	$1.5	$(11.0)	$140.3
Income (loss) from continuing operations before income taxes, litigation charge and special charges				$141.2	$180.6	$(42.8)	$279.0
Litigation charge (a)							$358.6
Special charges (b)							$36.3

Loss from continuing operations before income taxes							$(115.9)
Income tax benefit							$(19.6)

Loss from continuing operations							$(96.3)
Income from discontinued operations (c)							$2.2

Net loss							$(94.1)
Assets				$1,300.5	$283.9	$644.8	$2,229.2
Capital expenditures and intangibles				$102.4	$16.9	$1.9	$121.2
Depreciation and amortization				$89.9	$18.3	$5.8	$114.0

2004

Net revenues	$1,002.1	$186.9	$—	$1,189.0	$640.3	$—	$1,829.3
Intersegment revenues	$27.1	$8.1	$(35.2)	$—
Divisional income (loss)	$299.2	$(0.9)	$(119.9)	$178.4
Income (loss) from continuing operations before income taxes and special charges (d)				$178.7	$188.5	$(53.9)	$313.3
Special charges (e)							$5.5

Income from continuing operations before income taxes							$307.8
Income tax expense							$119.6

Income from continuing operations							$188.2
Loss from discontinued operations (c)							$(45.0)

Net income							$143.2
Assets				$1,272.2	$278.7	$518.8	$2,069.7
Capital expenditures and intangibles				$98.2	$17.0	$9.3	$124.5
Depreciation and amortization				$80.8	$18.8	$8.5	$108.1

2003

Net revenues	$897.2	$168.6	$—	$1,065.8	$628.1	$—	$1,693.9
Intersegment revenues	$48.5	$—	$(48.5)	$—
Divisional income (loss)	$298.0	$—	$(93.6)	$204.4
Income (loss) from continuing operations before income taxes and special charges (f)				$204.5	$184.8	$(99.6)	$289.7
Special charges (g)							$9.4

Income from continuing operations before income taxes							$280.3
Income tax expense							$99.7

Income from continuing operations							$180.6
Loss from discontinued operations (c)							$8.4

Net income							$189.0
Assets (h)				$751.1	$280.8	$4,443.0	$5,474.9
Capital expenditures and intangibles				$91.6	$16.3	$6.8	$114.7
Depreciation and amortization				$48.9	$18.4	$7.8	$75.1

(a)	Reflects antitrust litigation charge of $226.1 (after tax) related to Hill-Rom.

(b)	Reflects realignment charges for all businesses totaling $36.3 million, including the change in architecture at Hill-Rom, the consolidation of Corporate and Hill-Rom functions, the closure of a wood casket manufacturing facility and CEO transition costs.

(c)	Reflects results of Forethought, including Forethought Federal Savings Bank, and Hill-Rom’s piped-medical gas and infant care businesses classified as discontinued operations. Results for 2004 included the loss on disposal of Forethought of $88.6 million (after tax) and a net gain on the disposition of the piped-medical gas and infant care businesses of a combined $18.3 million (after tax).

(d)	Corporate and Other includes $6.4 million on the extinguishment of debt ($4.0 million after tax)

(e)	Reflects a $5.5 million charge related to a realignment of financial and personnel resources at Hill-Rom.

(f)	Corporate and Other includes a $15.7 million loss on the extinguishment of debt ($10.4 million after tax).

(g)	Reflects a $9.4 million charge related to a business structure realignment at Hill-Rom.

(h)	Corporate and Other includes $4 billion of assets of Forethought classified as discontinued operations.

Geographic Information
Most of our operations outside the United States are in Europe and consist of the manufacturing, selling and renting of health care products.
Geographic data for net revenues from continuing operations and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Net revenues to unaffiliated customers: (a)
United States	$1,676.2	$1,586.4	$1,471.0
Foreign	261.9	242.9	222.9

Total revenues	$1,938.1	$1,829.3	$1,693.9

Long-lived assets: (b)
United States	$908.6	$918.0	$446.8
Foreign	64.6	73.6	69.3

Total long-lived assets	$973.2	$991.6	$516.1

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.
15. Financial Services
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
The cost used to compute realized gains and losses was determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available for sale and from write-downs associated with other-than-temporary declines in value (impairments) were as follows for fiscal years 2004 and 2003:

	2004	2003

Proceeds	$416.8	$996.2
Realized gross gains	$13.9	$67.6
Realized gross losses	$10.0	$116.7

Statutory data at September 30, 2003:

2003

Net income	$22.4
Capital and surplus	$346.5

Forethought’s life insurance companies were restricted in the amount of dividends that they could distribute to their shareholders without approval of the department of insurance in their

\

respective states of domicile. In December 2003, Forethought Life Insurance Company paid a dividend of $28.6 million to Hillenbrand Industries, Inc.
16. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2005 Quarter Ended	12/31/04	3/31/05	6/30/05	9/30/05	9/30/05

Net revenues	$474.8	$500.7	$466.0	$496.6	$1,938.1
Gross profit	220.3	236.1	210.9	221.0	888.3
Income (loss) from continuing operations (a)	43.5	53.6	37.7	(231.1)	(96.3)
Income from discontinued operations	0.1	0.4	0.3	1.4	2.2

Net income (loss)	43.6	54.0	38.0	(229.7)	(94.1)
Basic net income (loss) per common share	$0.70	$0.87	$0.62	$(3.75)	$(1.52)
Diluted net income (loss) per common share	$0.70	$0.87	$0.61	$(3.75)	$(1.52)

					Fiscal Year
					Ended
2004 Quarter Ended	12/31/03	3/31/04	6/30/04	9/30/04	9/30/04

Net revenues	$422.1	$471.6	$461.5	$474.1	$1,829.3
Gross profit	218.9	239.5	222.0	227.2	907.6
Income from continuing operations (b)	44.7	52.8	44.7	46.0	188.2
Income (loss) from discontinued operations (c)	17.4	(87.5)	9.2	15.9	(45.0)

Net income (loss)	62.1	(34.7)	53.9	61.9	143.2
Basic net income (loss) per common share	$1.00	$(0.56)	$0.87	$0.99	$2.30
Diluted net income (loss) per common share	$0.99	$(0.55)	$0.86	$0.99	$2.28

(a)	Reflects numerous charges, including a fourth quarter litigation charge of $226.1 million (after tax), realignment charges for all businesses totaling $27.1 million (after tax), primarily in the third and fourth quarters, and a rental asset inventory loss at Hill-Rom associated with a fourth quarter physical inventory of $3.0 million (after tax).

(b)	Reflects losses on the repurchases of debt of $4.0 million (after tax) in the third quarter of 2004. Fiscal 2004 includes a net special charge of $4.5 million (after tax) for the business realignment at Hill-Rom, primarily in the fourth quarter.

(c)	Reflects a first quarter gain on the divestiture of the Hill-Rom piped-medical gas business of $5.3 million (after tax) and a second quarter estimated loss on the divestiture of Forethought of $95.8 million (after tax), which was adjusted down to $88.6 million in the fourth quarter. Third quarter results included a gain on the divestiture of the Hill-Rom infant care business of $8.0 million (after tax). This gain was increased in the fourth quarter by $5.0 million (after tax) upon final transfer of an investment and collection of related proceeds.
17. Commitments and Contingencies
On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. Hillenbrand and its Hill-Rom subsidiaries have entered into a memorandum of understanding to settle the case for $337.5 million in cash. The proposed settlement also includes Hill-Rom’s commitment to continue certain company initiated discounting practices for a period of three years. The proposed settlement is subject to a number of conditions, including the negotiation of a definitive settlement agreement and final Court approval of that agreement following notice to class members, which is not anticipated to occur until calendar 2006. If finally approved by the court, the settlement is expected to resolve all of the plaintiffs’ claims and all potential claims of most North American purchasers or renters of Hill-Rom products from 1990 through the present related to or arising out of the subject matter of the lawsuit. While we are encouraged by progress toward a settlement, there is no assurance that the parties will reach, or, if reached, that the Court will approve, a settlement agreement.

In connection with the memorandum of understanding and our assessment that it is probable a settlement will be reached and approved, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which includes certain legal and other costs associated with the proposed settlement.
Plaintiff’s Second Amended Complaint, filed on May 9, 2005, alleged violations of the federal antitrust laws, including attempted monopolization, monopoly maintenance and tying claims. Plaintiff sought to certify a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities. Plaintiff claimed that it and the alleged class sustained injury caused by Hill-Rom’s discounting practices, which allegedly harmed competition and resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.
Plaintiff sought actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that might have been awarded, recovery of attorney fees and costs, and injunctive relief. If a final definitive settlement is not achieved, we anticipate the Plaintiff would seek damages substantially in excess of $100 million, before trebling. If a class were to be certified and if Plaintiffs were to prevail at trial, potential trebled damages awarded the Plaintiffs could be substantially in excess of $100 million and have a significant material adverse effect on our results of operations, financial condition, and liquidity. Therefore, if the proposed settlement is not consummated, we will continue to aggressively defend against Plaintiff’s allegations and will continue to assert what we believe to be meritorious defenses to class certification and Plaintiff’s allegations and damage theories.
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against Hillenbrand, its Batesville Casket Company, Inc. subsidiary (“Batesville”), and three of Batesville’s national funeral home customers, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) in the United States District Court for the Northern District of California (“Court”). This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville.

Batesville, Hillenbrand and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the Court permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas).
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended complaint contains the same basic allegations as the original complaint. Defendants anticipate moving shortly to consolidate the one purported consumer class action that has not yet been consolidated with the FCA Action, Fancher v. SCI et al. filed on September 23, 2005, which has also been transferred to Houston, Texas.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
On November 10, 2005, Batesville, Hillenbrand, and other defendants moved to dismiss the amended complaint. A hearing on scheduling occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur on December 5, 2006. The trial in this matter is scheduled to begin on or about February 4, 2008.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit against Batesville, Hillenbrand, Alderwoods, SCI, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On December 1, 2005, Hillenbrand and Batesville filed a motion to dismiss this complaint.
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. Accordingly, we are aggressively defending against the allegations made in all of these cases and intend to assert what we believe to be meritorious defenses to class certification and to plaintiffs’ allegations and damage theories.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (CIDs) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral services industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 16 state attorneys general offices are participating in the joint investigation, although more could join. Batesville has begun production of documents in response to the CIDs.
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
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement are also included in the amount of the loss recognized.
We are also involved in other possible claims, including product liability, workers compensation, auto liability and employment related matters. These have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period.
Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, Ltd., for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates of ultimate projected losses used to determine accrual adequacy for losses incurred prior to December 1999.
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
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Remediation of Prior Year Material Weaknesses
As of September 30, 2004, the Company did not maintain effective controls over the accuracy of its accounting for goodwill or its accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, (i) the Company’s controls did not prevent or detect the improper assignment of goodwill to businesses to be disposed of when that goodwill should have been retained at the reporting unit level and (ii) the Company did not adequately review the differences between the income tax basis and the financial reporting basis associated with tax losses incurred on the disposition of discontinued operations during fiscal 2004. These control deficiencies resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and accordingly management determined that these control deficiencies constituted material weaknesses in the Company’s internal control over financial reporting.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, until these material weaknesses are corrected, they could result in a misstatement of goodwill and impairment losses attributable to business dispositions and/or income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.
Throughout fiscal 2005, numerous enhancements have been made to our controls over financial reporting. With respect to our accuracy over the accounting for goodwill, the following steps have been taken and/or events have occurred to alleviate the material weakness in this area:
•	Recent changes in personnel have significantly increased the skill and experience level of senior financial management related to the understanding and application of generally accepted accounting principles.

•	Continued accurate reporting unit identification and annual goodwill impairment assessments under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, demonstrates understanding and compliance with appropriate authoritative literature.

•	Goodwill related to recent acquisitions has been properly accounted for and allocated to the respective reporting units based on the requirements of SFAS 142.

•	Another realignment in reporting structure in fiscal 2006 and the successful integration of recently acquired businesses clearly defines the reporting unit as the lowest level at which goodwill can be assessed in future periods.
With respect to our accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, the following steps have been taken:
•	The addition of a Director of Tax specializing in the accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

•	The addition of other key personnel and skill sets, including additions in specialty and compliance areas.

•	Development of definitive procedures for the detailed documentation and reconciliations supporting the income tax payable, deferred income tax and tax provision balances and amounts, including the review and approval of related journal entries by appropriate subject matter experts.

With the implementation of the above measures and other events occurring throughout the year, we have significantly improved our internal control over financial reporting and reduced to a remote likelihood the possibility of a misstatement that would not be prevented or detected. We have therefore concluded that the above referenced material weaknesses in internal control over financial reporting have been fully corrected as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting other than final changes in the remediation of the material weaknesses discussed above. However, the third quarter implementation of the final phase of our Enterprise Resource Planning system with respect to the domestic rental business of Hill-Rom is continuing to have an effect on our internal control structure. This final phase, which went live effective May 9, 2005, consisted of the order management system used to process and accumulate financial data principally supporting rental revenues and receivables and various accrual accounts specific to our rental business. The system is also critical to the operational management of the rental business, including reporting utilized directly by our customers in the management of their business operations.
Due to the complexities and inherent business process changes associated with this implementation, including the integration of order management activities related to the prior year acquisitions of Mediq and ARI, we have encountered a number of issues related to the start-up of this system. These issues have manifested themselves in the following key areas:
•	Improper billings to customers, including duplicate billings

•	Order fulfillment and rental asset inventory accuracy and traceability

•	Reporting of customer and management operational information

•	Customer disruption and the loss of some business
As a result of the implications associated with these issues and since certain controls within the system have not been fully functioning as intended since go-live, management has taken additional actions to ensure the financial statements and related financial information presented in this Form 10-K present fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles. These actions included, but were not limited to, the following:
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
Management will continue to monitor internal control over financial reporting with respect to this recent system implementation, and in all other areas, and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements. We continue to devote additional resources to the stabilization of our rental business system and will continue to do so until such time that we can effectively rely on the internal controls inherent within the system and eliminate many of the temporary manual controls that we have put in place. Management has concluded that as of September 30, 2005 it had two significant deficiencies in internal control related to the rental business system. We will continue to provide updates on the status of our efforts to remediate these deficiencies until such time as they have been corrected.

Item 9B. OTHER INFORMATION
On December 23, 2005, the Company entered into Change in Control Agreements with Rolf A. Classon, Interim President and Chief Executive Officer, Gregory N. Miller, Senior Vice President and Chief Financial Officer, Patrick D. de Maynadier, Vice President and General Counsel, and Kenneth A. Camp, President of Batesville Casket Company. The Change in Control Agreements are intended to encourage continued employment by the Company of its key management personnel and to allow such personnel to be in a position to provide assessment and advice to the Board of Directors regarding any proposed Change in Control without concern that such personnel might be unduly distracted by the uncertainties and risks created by a proposed Change in Control.
The Change in Control Agreements provide for payment of specified benefits upon the Company’s termination of the executive’s employment (other than on account of death, disability, retirement or “cause”) in anticipation of or within two years (three years in the case of the Chief Executive Officer) after a Change in Control, or upon the executive’s termination of employment for “good reason” within two years (three years in the case of the Chief Executive Officer) after a Change in Control. The Chief Executive Officer’s Change in Control Agreement also provides for the payment of the specified benefits in the event the Chief Executive Officer terminates employment for any reason during the 30-day period following the first anniversary of the Change in Control. The benefits to be provided by the Company upon a Change in Control under any of the above circumstances are: (i) a lump sum payment in cash equal to two times (three times in the case of the Chief Executive Officer) the executive’s annual base salary; (ii) continued health and medical insurance for the executive and his dependents and continued life insurance coverage for the executive for 24 months (36 months in the case of the Chief Executive Officer), with the right to purchase continued medical insurance (at COBRA rates) from the end of this period until the executive reaches retirement age; (iii) a cash payment in lieu of certain perquisites, such as accrued and unpaid vacation; and (iv) an increase to the defined benefit and defined contribution pension benefit otherwise payable to the executive calculated by giving him equivalent credit for two additional years of age and service (or, in the case of the Chief Executive Officer, three additional years of age and service credit). In addition, upon a Change in Control, whether or not the executive’s employment is terminated, all outstanding stock options, restricted stock and deferred stock awards will become fully vested and the executive will be deemed to have earned all outstanding short-term incentive compensation and performance share compensation awards to the extent such awards would have been earned if all performance targets for the relevant period were achieved 100%. The Chief Executive Officer’s Change in Control Agreement provides that if the Chief Executive Officer receives payments that would be subject to the excise tax on excess parachute payments imposed by Section 4999 of the Internal Revenue Code, the Chief Executive Officer will be entitled to receive an additional “gross-up” payment in an amount necessary to put the Chief Executive Officer in the same after-tax position as if such excise tax had not been imposed. The Change in Control Agreements for the other above named executive officers provide for a similar “gross-up” payment, except that if the value of all “parachute payments” to an executive does not exceed 120% of the maximum “parachute payment” that could be paid to him without giving rise to the excise tax, the payments otherwise called for by the Change in Control Agreement will be reduced to the maximum amount which would not give rise to the excise tax.
Under the Change in Control Agreements, a “Change in Control” is defined generally as (i) the acquisition of beneficial ownership of 35% or more of the voting power of all Company voting securities by a person or group at a time when such ownership is greater than that of the members of the Hillenbrand Family; (ii) the consummation of certain mergers or consolidations; (iii) the failure of a majority of the members of the Company’s Board of Directors to consist of Current Directors (defined as any director on the date of the Change in Control Agreements and any director whose election was approved by a majority of the then-Current Directors); (iv) the consummation of a sale of substantially all of the assets of the Company; or (v) the date of approval by the shareholders of the Company of a plan of complete liquidation of the Company.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2006 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct is incorporated by reference to the 2006 Proxy Statement, where such information is included under the heading “About the Board of Directors”.
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Executive Compensation”.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information”.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation”.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 66.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 66.

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
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Fiscal 2006 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 1.01 of Form 8-K dated September 30, 2005)

10.3	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.6	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.7	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.8	Change in Control Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon

10.9	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Gregory N. Miller, Patrick D. de Maynadier and Kenneth A. Camp

10.10	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.11	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.13	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.14	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.16	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.17	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.18	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Bruce J. Bonnevier (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.19	Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2005)

10.20	Amended Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 4, 2005

10.21	Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.23	Amended Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended June 30, 2005)

10.24	Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2005)

10.25	Employment Agreement between Hillenbrand Industries, Inc. and Joe Raver dated August 4, 2005

10.26	Employment Agreement between Hillenbrand Industries, Inc. and Richard G. Keller dated March 22, 2004

10.27	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.28	CEO Cash Award Policy

10.29	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005)

10.30	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005)

10.31	Description of Aircraft Use and Gross Up Policy for Interim President and Chief Executive Officer (Incorporated herein by reference to Item 1.01 of Form 8-K dated November 30, 2005)

10.32	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005)

10.33	Separation and Release Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated effective July 31, 2005

10.34	Separation and Release Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated effective July 31, 2005

10.35	Litigation Support Consulting Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated August 19, 2005

10.36	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors (Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 1, 2005)
Other Exhibits
10.37	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.38	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.39	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.40	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.41	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.42	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.43	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

10.44	Memorandum of Understanding Regarding Settlement relating to Spartanburg antitrust litigation dated as of November 10, 2005 (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated November 10, 2005)

14	Hillenbrand Industries, Inc. Code of Ethics (Incorporated herein by reference to Exhibit 14 filed with Form 10-Q for the quarter ended March 31, 2005)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 8-K dated September 1, 2005)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.5 to Form 8-K dated September 1, 2005)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.3 filed with Form 8-K dated September 1, 2005)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated September 1, 2005)

99.5	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2004)

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

SCHEDULE II
HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2005, 2004 and 2003
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:

Allowance for possible losses and discounts - accounts receivable:

Period Ended:

September 30, 2005	$30.7	$7.5	$12.7	(a)	$11.6	(b)	$39.3

September 30, 2004	$26.0	$3.6	$20.2	(a)	$19.1	(b)	$30.7

September 30, 2003	$36.1	$4.9	$4.9	(a)	$19.9	(b)	$26.0

Allowance for inventory valuation:

Period Ended:

September 30, 2005	$29.5	$8.4	$—		$(9.5)	(c)	$28.4

September 30, 2004	$22.4	$8.0	$5.9	(a)	$(6.8)	(c)	$29.5

September 30, 2003	$21.3	$7.3	$—		$(6.2)	(c)	$22.4

Valuation allowance against deferred tax assets:

Period Ended:

September 30, 2005	$86.1	$21.4	$4.9	(d)	$—		$112.4

September 30, 2004	$5.2	$80.9	$—		$—		$86.1

September 30, 2003	$1.2	$4.0	$—		$—		$5.2

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Reflects reclasses within the deferred tax accounts and adjustments to the opening balance sheet goodwill of acquisitions to properly reflect the valuation allowance on acquired state net operating losses.

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD

Allowances for special charges:

Period Ended:

September 30, 2005

Severance and Employee Benefit Costs	$7.5	$27.8	$—	$9.9	$25.4

Contract Termination Costs	$—	$0.8	$—	$—	$0.8

Other	$—	$6.6	$—	$6.3	$0.3

Retirement of CEO	$3.0	$2.4	$—	$1.6	$3.8

	$10.5	$37.6	$—	$17.8	$30.3

September 30, 2004

Severance and Employee Benefit Costs	$6.5	$7.3	$—	$6.3	$7.5

Other Plant Closing Costs	$—	$—	$—	$—	$—

Retirement of CEO	$4.0	$—	$—	$1.0	$3.0

	$10.5	$7.3	$—	$7.3	$10.5

September 30, 2003

Severance and Employee Benefit Costs	$2.9	$9.5	$—	$5.9	$6.5

Other Plant Closing Costs	$1.3	$—	$—	$1.3	$—

Retirement of CEO	$5.1	$—	$—	$1.1	$4.0

	$9.3	$9.5	$—	$8.3	$10.5

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/	Rolf A. Classon

Rolf A. Classon
Interim President and
Chief Executive Officer
Dated: December 23, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Ray J. Hillenbrand	/s/	John A. Hillenbrand II

	Ray J. Hillenbrand		John A. Hillenbrand II
	Chairman of the Board		Director

/s/	Rolf A. Classon	/s/	W August Hillenbrand

	Rolf A. Classon		W August Hillenbrand
	Interim President and		Director
Chief Executive Officer

/s/	Joanne C. Smith, M.D.	/s/	Mark D. Ketchum

	Joanne C. Smith, M.D.		Mark D. Ketchum
	Director		Director
Vice Chairman of the Board

/s/	Gregory N. Miller	/s/	Eduardo R. Menascé

	Gregory N. Miller		Eduardo R. Menascé
	Senior Vice President and		Director
Chief Financial Officer

/s/	Richard G. Keller	/s/	Anne Griswold Peirce, R.N. Ph.D.

	Richard G. Keller		Anne Griswold Peirce, R.N. Ph.D.
	Vice President – Controller and		Director
Chief Accounting Officer

/s/	Charles E. Golden	/s/	Peter H. Soderberg

	Charles E. Golden		Peter H. Soderberg
	Director		Director
Dated: December 23, 2005

HILLENBRAND INDUSTRIES, INC.
INDEX TO EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 filed with Form 10-K for the year ended September 30, 2003)

4.1	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Supplemental Indenture No. 1 dated as of June 7, 2004, between Hillenbrand Industries, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Fiscal 2006 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 1.01 of Form 8-K dated September 30, 2005)

10.3	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.6	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.7	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.8	Change in Control Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon

10.9	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Gregory N. Miller, Patrick D. de Maynadier and Kenneth A. Camp

10.10	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.11	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.13	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.14	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.15	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.16	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.17	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.18	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Bruce J. Bonnevier (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.19	Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2005)

10.20	Amended Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 4, 2005

10.21	Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.23	Amended Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended June 30, 2005)

10.24	Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2005)

10.25	Employment Agreement between Hillenbrand Industries, Inc. and Joe Raver dated August 4, 2005

10.26	Employment Agreement between Hillenbrand Industries, Inc. and Richard G. Keller dated March 22, 2004

10.27	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.28	CEO Cash Award Policy

10.29	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005)

10.30	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005)

10.31	Description of Aircraft Use and Gross Up Policy for Interim President and Chief Executive Officer (Incorporated herein by reference to Item 1.01 of Form 8-K dated November 30, 2005)

10.32	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005)

10.33	Separation and Release Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated effective July 31, 2005

10.34	Separation and Release Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated effective July 31, 2005

10.35	Litigation Support Consulting Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated August 19, 2005

10.36	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors (Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 1, 2005)

Other Exhibits
10.37	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.38	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.39	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.40	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.41	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.42	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.43	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

10.44	Memorandum of Understanding Regarding Settlement relating to Spartanburg antitrust litigation dated as of November 10, 2005 (Incorporated herein by reference to Exhibit 99.2 to Form 8-K dated November 10, 2005)

14	Hillenbrand Industries, Inc. Code of Ethics (Incorporated herein by reference to Exhibit 14 filed with Form 10-Q for the quarter ended March 31, 2005)

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.2 filed with Form 8-K dated September 1, 2005)

99.2	Charter of Finance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.5 to Form 8-K dated September 1, 2005)

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 filed with Form 8-K dated September 1, 2005)

99.4	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated herein by reference to Exhibit 99.4 to Form 8-K dated September 1, 2005)

99.5	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2004)

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)