Form 10-Q/A
period 2004-12-31
HILLENBRAND INDUSTRIES INC
filed 2006-01-24
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)
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
Common Stock, without par value — 61,859,104 shares as of January 31, 2005.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on February 14, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of the Condensed Consolidated Financial Statements of Hillenbrand Industries, Inc. as discussed in Note 13 to the Condensed Consolidated Financial Statements.
This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing and we have revised language in these Items from the Original Filing to reflect the Restatement. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the SEC subsequent to the filing of the Original Filing, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was previously filed on December 23, 2005. In addition, the exhibit list in Item 6 of Part II has not been updated except that currently dated certifications from our Interim President and Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
With this filing, we have amended the Original Filing. As such, the fiscal 2005 and 2004 financial information contained in our original quarterly reports on Form 10-Q for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005, as previously filed, should no longer be relied upon.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly
	Period Ended
		(As Restated,
		See Note 13)
	12/31/04	12/31/03
Net Revenues
Health Care sales	$196	$165
Health Care rentals	120	93
Funeral Services sales	159	164

Total revenues	475	422

Cost of Revenues
Health Care cost of goods sold	108	86
Health Care rental expenses	72	43
Funeral Services cost of goods sold	75	74

Total cost of revenues	255	203

Gross Profit	220	219

Other operating expenses	154	146

Operating Profit	66	73

Other income (expense), net:
Interest expense	(4)	(3)
Investment income	7	1
Other	—	(1)

Income from Continuing Operations Before Income Taxes	69	70

Income tax expense (Note 11)	25	25

Income from Continuing Operations	44	45

Discontinued Operations (Note 4):

Income from discontinued operations before income taxes (including gain on divestiture of discontinued operations of $0 and $3)	—	22
Income tax expense	—	5

Income from discontinued operations	—	17

Net Income	$44	$62

Income per common share from continuing operations — Basic (Note 5)	$0.70	$0.72
Income per common share from discontinued operations — Basic (Note 5)	—	0.28

Net Income per Common Share — Basic	$0.70	$1.00

Income per common share from continuing operations — Diluted (Note 5)	$0.69	$0.72
Income per common share from discontinued operations — Diluted (Note 5)	—	0.28

Net Income per Common Share — Diluted	$0.70	$0.99

Dividends per Common Share	$0.28	$0.27

Average Common Shares Outstanding — Basic (thousands)	62,263	62,131

Average Common Shares Outstanding — Diluted (thousands)	62,689	62,432

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	(As Restated – See Note 13)
	12/31/04	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$126	$128
Current investments (Note 1)	82	52
Trade receivables, net	420	417
Inventories	116	122
Deferred income taxes	23	12
Other	14	16

Total current assets	781	747

Equipment Leased to Others, net	160	151
Property, net	216	221
Investments	80	79

Other Assets
Intangible assets:
Goodwill (Note 3)	427	429
Software and other	188	190
Notes receivable, net of discount	108	105
Deferred charges and other assets	43	49

Total other assets	766	773

Assets of Discontinued Operations (Note 4)	100	98

Total Assets	$2,103	$2,069

LIABILITIES
Current Liabilities
Trade accounts payable	$84	$93
Short-term borrowings	11	11
Accrued compensation	83	87
Accrued warranty	19	19
Other	100	98

Total current liabilities	297	308
Long-Term Debt	356	360
Other Long-Term Liabilities	124	124
Deferred Income Taxes	21	5

Liabilities of Discontinued Operations (Note 4)	93	92

Total Liabilities	891	889

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4	4
Additional paid-in capital	63	62
Retained earnings	1,685	1,659
Accumulated other comprehensive income (Note 6)	10	6
Treasury stock	(550)	(551)

Total Shareholders’ Equity	1,212	1,180

Total Liabilities and Shareholders’ Equity	$2,103	$2,069

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
		(As Restated,
		See Note 13)
	12/31/04	12/31/03
Operating Activities
Net income	$44	$62
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	29	20
Accretion and capitalized interest on financing provided on divestiture	(3)	—
Net capital (gains) losses — Insurance	—	(10)
Provision for deferred income taxes	9	32
Gain on divestiture of discontinued operations (net-of-tax)	—	(5)
Loss on disposal of fixed assets	1	1
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(27)	(144)
Change in insurance items:
Increase in benefit reserves	—	19
Other insurance items, net	—	21
Other, net	25	(18)

Net cash provided by (used in) operating activities	78	(22)

Investing Activities
Capital expenditures and purchase of intangibles	(30)	(20)
Proceeds on sale of business	—	14
Acquisitions of businesses, net of cash acquired	(8)	(68)
Investment purchases and capital calls	(55)	(26)
Proceeds on investment sales/maturities	27	59
Insurance investments:
Purchases	—	(287)
Proceeds on maturities	—	96
Proceeds on sales	—	183

Net cash used in investing activities	(66)	(49)

Financing Activities
Payment of cash dividends	(18)	(17)
Proceeds on exercise of options	3	3
Insurance deposits received	—	76
Insurance benefits paid	—	(71)

Net cash used in financing activities	(15)	(9)

Effect of exchange rate changes on cash	1	1

Total Cash Flows	(2)	(79)

Cash and Cash Equivalents:
At beginning of period	128	155

At end of period	$126	$76

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as amended and filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand”, the “Company”, “we”, “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company”, “Batesville Casket Company”, and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. Prior to July 1, 2004, Forethought Financial Services (“Forethought”) was our third operating company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

We completed the divestitures of the piped-medical gas and infant care businesses of Hill-Rom and of Forethought in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 4 below. These operations are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented. Under this presentation, the revenues and variable costs associated with the businesses have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses eliminated with the divestitures have also been included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately beginning in the period in which the businesses were discontinued. On the Condensed Consolidated Statements of Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income and net cash provided by (used in) operations. Year-to-date operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows up to the disposal date and consistent with previous periods.

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

	Quarterly Period Ended
	12/31/04	12/31/03
		(As Restated,
		See Note 13)

Net income, as reported	$44	$62
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1	1
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2)	(2)

Pro forma net income	$43	$61

Earnings per share:
Basic — as reported	$0.70	$1.00
Basic — pro forma	$0.69	$0.98

Diluted — as reported	$0.70	$0.99
Diluted — pro forma	$0.68	$0.97

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
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 — 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.
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

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	12/31/04	9/30/04
	(As Restated, See Note 13)
Allowance for possible losses and discounts on trade receivables	$32	$31

Inventories:
Finished products	$82	$88
Work in process	10	10
Raw materials	24	24

Total inventory	$116	$122

Accumulated depreciation of equipment leased to others and property	$658	$632

Accumulated amortization of intangible assets	$161	$156

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	62,028,330	61,960,392

Treasury shares outstanding	18,295,582	18,363,520
3.	Acquisitions

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

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $295 million, which included the value of the partnership assets transferred to us. This consideration excluded a dividend received by us in December 2003 from Forethought in the amount of approximately $29 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $105 million. An additional cash payment of approximately $6 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected to occur in the last half of fiscal 2005.

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

Operating results for the discontinued operations were as follows for the quarters ended December 31, 2004 and 2003:

	Quarterly Period Ended
	12/31/04	12/31/03
		(As Restated,
		See Note 13)

Investment income	$1	$43
Earned revenue	—	54
Net capital gains	—	9
Other revenues	—	20

Net revenues from discontinued operations	$1	$126
Benefits paid	—	22
Credited interest	—	44
Other costs of revenue	—	29
Other operating expenses	1	12
Gain on divestiture of discontinued operations	—	(3)

Pre-tax income from discontinued operations	—	22
Income tax expense	—	5

Income from discontinued operations	$—	$17

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

Earnings per share are calculated as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
		(As Restated,
		See Note 13)
Net income (in thousands)	$43,650	$62,069

Average shares outstanding
— Basic (thousands)	62,263	62,131
Average shares outstanding
— Diluted (thousands)	62,689	62,432

Income per common share from continuing operations — Basic	$0.70	$0.72
Income per common share from discontinued operations — Basic	—	0.28

Net income per common share — Basic	$0.70	$1.00

Income per common share from continuing operations — Diluted	$0.69	$0.72
Income per common share from discontinued operations — Diluted	—	0.28

Net income per common share — Diluted	$0.70	$0.99

Note: Certain per share amounts may not accurately add due to rounding.
6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows:

	Quarterly
	Period Ended
	12/31/04	12/31/03
		(As Restated,
		See Note 13)
Net income	$44	$62

Net change in unrealized loss on available-for-sale securities, net-of-tax	—	(17)

Foreign currency translation adjustment	4	5

Comprehensive income	$48	$50

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

Financial information regarding our reportable segments is presented below:

			Eliminations,			Corporate
	Americas/		Net of	Total	Batesville	and Other
Asia Pacific		EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended
December 31, 2004

Net revenues	$268	$48	$—	$316	$159	$—	$475
Intersegment revenues	$5	$2	$(7)	$—
Divisional income	$41	$(3)	$(3)	$35
Income (loss) from continuing operations before income taxes				$36	$40	$(7)	$69
Income tax expense							$(25)

Income from continuing operations							$44
Loss from discontinued operations (a)							$—

Net income							$44

Quarterly Period Ended
December 31, 2003 (As Restated – See Note 13)

Net revenues	$207	$51	$—	$258	$164	$—	$422
Intersegment revenues	$12	$—	$(12)	$—
Divisional income	$50	$(3)	$(5)	$42
Income (loss) from continuing operations before income taxes				$41	$46	$(17)	$70
Income tax expense							$(25)

Income from continuing operations							$45
Income from discontinued operations (a)							$17

Net income							$62

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.
13.	Restatement and Revised Classification of Condensed Consolidated Financial Statements

Restatement

During the fourth quarter of fiscal 2003, we entered into definitive agreements to sell Hill-Rom’s piped-medical gas and infant care businesses and in the second quarter of fiscal 2004, we entered into a definitive agreement to sell Forethought Financial Services, Inc. and its subsidiaries (“Forethought”). The divestitures of these businesses were all finalized in fiscal 2004 and all were accounted for as discontinued operations in our Condensed Consolidated Financial Statements for all periods presented herein. While finalizing the fiscal 2004 U.S. federal and state income tax returns, and during preparation of the subsequent tax provision to income tax return reconciliations, management identified errors which understated the income tax benefits associated with these discontinued operations. Further, while assessing the implications of these errors, management determined that it had also made errors with respect to the allocation of goodwill to Hill-Rom’s piped-medical gas and infant care businesses for purposes of determining both the impairment loss recognized in the fourth fiscal quarter of 2003 and the effect of the dispositions recognized upon the closure of the transactions in fiscal 2004. As a result of the identification of these errors, the Audit Committee of the Board of Directors concluded, after consultation with management and a review of the pertinent facts, that it was necessary to restate (the “Restatement”) the previously issued financial statements for the fiscal years ended September 30, 2003 and 2004 and for all interim periods in 2004 and the Condensed Consolidated Balance Sheets for the interim periods of 2005.

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

When we reached definitive agreements in the fourth quarter of fiscal 2003 to sell Hill-Rom’s piped-medical gas and infant care businesses, we incorrectly conducted a SFAS 142 impairment assessment for these businesses as if they were non-integrated, separate, stand-alone entities for which it was concluded that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future. This impairment assessment included all the original non-amortized goodwill associated with the acquisition of the businesses, other than a portion pertaining to a retained business, which led to the recognition of an impairment loss of $50 million ($51 million, net-of-tax) in the fourth quarter of fiscal 2003. No impairment loss should have been recorded based on the fair value of the entire reporting unit that included the disposed businesses.

Had we appropriately applied the provisions of SFAS 142 and allocated goodwill to the disposed businesses based on their relative fair values compared to the fair value of the reporting unit, the carrying amounts of the disposed businesses would have been lower and no impairment loss would have been recorded. Further, we would have recognized a gain on the divestiture of the piped-medical gas business in the first quarter of fiscal 2004 of $5 million (net-of-tax).

Accounting for Income Taxes

With respect to the accounting for income taxes related to discontinued operations, including the dispositions of Hill-Rom’s piped-medical gas and infant care businesses and the pre-need insurance business of Forethought, we made certain errors with respect to the recognition of income tax benefits associated with these discontinued operations in each of the first three quarters of fiscal 2004. These errors related to the following:
•	Improper recognition of book and tax differences associated with discounts applied to the seller financing provided by the Company in the disposition of Forethought. The errors also impacted the ordinary and capital loss components of the taxable gain/loss calculation as well as the amount of the valuation allowance required for capital loss carryforwards. The combined effect of these items in the second quarter of fiscal 2004 was an understatement of net deferred tax assets and the tax benefit associated with the disposition of the business by approximately $8 million.

•	Failure to identify necessary corrections to the recorded deferred tax balances of Forethought. Such adjustments should have been fully recorded with the disposition of Forethought, therefore resulting in an understatement in the second quarter of fiscal 2004 of net deferred tax assets and the recorded income tax benefit by approximately $1 million.

•	Failure to fully consider the effects of certain K-1 partnership returns on investments held by Forethought in the determination of the income tax benefit associated with discontinued operations in the second quarter of fiscal 2004. This omission overstated income taxes payable by $2 million and understated the recorded income tax benefit related to discontinued operations by approximately $2 million.

•	Improper calculation of the respective tax gain/loss associated with our dispositions of the piped-medical gas, infant care and Forethought businesses primarily associated with the improper treatment of certain disposition-related costs.

The effect of these errors by quarter is as follows:

	Overstatement/(Understatement)
	Income Tax Benefit	Deferred Tax Assets	Income Taxes Payable

First quarter	$(2)	$—	$2
Second quarter	(2)	(2)	—

Annual impact	$(4)	$(2)	$2

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
The Condensed Consolidated Financial Statements included herein have been adjusted to give effect to these errors, thus resulting in a restatement of our previously issued quarterly financial statements.

Other Items
We have also made certain other limited changes to the previously issued financial statements to correct typographical errors made in the prior year.
The impacts of the Restatement and Other Items on our Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004, and our Condensed Consolidated Statements of Income and Cash Flows for the quarterly period ended December 31, 2003, are shown in the accompanying tables below. We have also updated the disclosures in Notes 1, 2, 4, 5, 6, 9 and 12 within these Condensed Consolidated Financial Statements to give effect to the Restatement and Other Items, as required. As the errors outlined above also impacted the second and third quarters of fiscal 2004, we will be filing amended Forms 10-Q/A for these quarters as well.

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Income for the quarterly period ended December 31, 2003:
Condensed Consolidated Statement of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly
	Period Ended
		(As Originally
	(As Restated)	Reported)
	12/31/03	12/31/03
Net Revenues
Health Care sales	$165	$165
Health Care rentals	93	93
Funeral Services sales	164	164

Total revenues	422	422

Cost of Revenues
Health Care cost of goods sold	86	86
Health Care rental expenses	43	43
Funeral Services cost of goods sold	74	74

Total cost of revenues	203	203

Gross Profit	219	219

Other operating expenses	146	146

Operating Profit	73	73

Other income (expense), net:
Interest expense	(3)	(3)
Investment income	1	1
Other	(1)	(1)

Income from Continuing Operations Before Income Taxes	70	70

Income tax expense	25	25

Income from Continuing Operations	45	45

Discontinued Operations:

Income from discontinued operations before income taxes (including gain on divestiture of discontinued operations of $0 and $3)	22	19
Income tax expense	5	7

Income from discontinued operations	17	12

Net Income	$62	$57

Income per common share from continuing operations — Basic	$0.72	$0.72
Income per common share from discontinued operations — Basic	0.28	0.19

Net Income per Common Share — Basic	$1.00	$0.91

Income per common share from continuing operations — Diluted	$0.72	$0.72
Income per common share from discontinued operations — Diluted	0.28	0.19

Net Income per Common Share — Diluted	$0.99	$0.91

Dividends per Common Share	$0.27	$0.27

Average Common Shares Outstanding — Basic (thousands)	62,131	62,131

Average Common Shares Outstanding — Diluted (thousands)	62,432	62,432

Note: Certain per share amounts may not accurately add due to rounding.

The following table presents the effect of the Restatement on the Condensed Consolidated Balance Sheets as of December 31 and September 30, 2004:
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	12/31/04		9/30/04
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)

ASSETS
Current Assets
Cash and cash equivalents	$126	$126	$128	$128
Current investments	82	82	52	52
Trade receivables, net	420	420	417	417
Inventories	116	116	122	122
Deferred income taxes	23	23	12	4
Other	14	14	16	16

Total current assets	781	781	747	739
Equipment Leased to Others, net	160	160	151	151
Property, net	216	216	221	221
Investments	80	80	79	79

Other Assets
Intangible assets:
Goodwill	427	358	429	360
Software and other	188	188	190	190
Notes receivable, net of discount	108	108	105	105
Deferred charges and other assets	43	43	49	49

Total other assets	766	697	773	704

Assets of Discontinued Operations	100	100	98	98

Total Assets	$2,103	$2,034	$2,069	$1,992

LIABILITIES
Current Liabilities
Trade accounts payable	$84	$84	$93	$93
Short-term borrowings	11	11	11	11
Accrued compensation	83	83	87	87
Accrued warranty	19	19	19	19
Other	100	105	98	103

Total current liabilities	297	302	308	313
Long-Term Debt	356	356	360	360
Other Long-Term Liabilities	124	124	124	124
Deferred Income Taxes	21	31	5	7

Liabilities of Discontinued Operations	93	93	92	92

Total Liabilities	891	906	889	896

Commitments and Contingencies

SHAREHOLDERS’ EQUITY

Common stock	4	4	4	4
Additional paid-in capital	63	63	62	62
Retained earnings	1,685	1,601	1,659	1,575
Accumulated other comprehensive income	10	10	6	6
Treasury stock	(550)	(550)	(551)	(551)

Total Shareholders’ Equity	1,212	1,128	1,180	1,096

Total Liabilities and Shareholders’ Equity	$2,103	$2,034	$2,069	$1,992

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended December 31, 2003:
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	12/31/03
	(As	(As Originally
	Restated)	Reported)

Operating Activities
Net income	$62	$57
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	20	20
Accretion and capitalized interest on financing provided on divestiture	—	—
Net capital (gains) losses — Insurance	(10)	(10)
Provision for deferred income taxes	32	32
Gain on divestiture of discontinued operations (net-of-tax)	(5)	—
Loss on disposal of fixed assets	1	1
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(144)	(144)
Change in insurance items:
Increase in benefit reserves	19	19
Other insurance items, net	21	21
Other, net	(18)	(18)

Net cash provided by (used in) operating activities	(22)	(22)

Investing Activities
Capital expenditures and purchase of intangibles	(20)	(20)
Proceeds on sale of business	14	14
Acquisitions of businesses, net of cash acquired	(68)	(68)
Investment purchases and capital calls	(26)	(26)
Proceeds on investment sales/maturities	59	59
Insurance investments:
Purchases	(287)	(287)
Proceeds on maturities	96	96
Proceeds on sales	183	183

Net cash used in investing activities	(49)	(49)

Financing Activities
Payment of cash dividends	(17)	(17)
Proceeds on exercise of options	3	3
Insurance deposits received	76	76
Insurance benefits paid	(71)	(71)

Net cash used in financing activities	(9)	(9)

Effect of exchange rate changes on cash	1	1

Total Cash Flows	(79)	(79)

Cash and Cash Equivalents:
At beginning of period	155	155

At end of period	$76	$76

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“2004 Form 10-K”), as amended on Form 10-K/A, for the fiscal year ended September 30, 2004. This Form 10-Q/A reflects a restatement (the “Restatement”) to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) on February 14, 2005 (the “Original Filing), as further discussed in Note 13 to the Condensed Consolidated Financial Statements.
In the preparation of this Form 10-Q/A, we have revised language within Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Original Filing only to reflect the Restatement. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.
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
In the 2004 Form 10-K, we outlined our overall strategic plan and commitment to create value for shareholders, customers, suppliers and employees. Primary components of that plan related to increased customer focus, new product introductions, growth through selective acquisitions and cost and waste reductions. While there have been no material changes to this plan and commitment, progress has been made during the first quarter of fiscal 2005 with respect to various of our strategic initiatives. Hill-Rom has made substantial progress towards its objectives of increasing the number of sales representatives by approximately 50 and has recently modified its call center routing protocols to improve customer responsiveness. Batesville has increased its customer focus by selectively increasing service and delivery levels to customers, increasing executive management’s interaction with customers and growing its customer visitation program. Additionally, in January 2005, Batesville Casket successfully launched the first of two new “Batesville Honoring Lives Tour Centers”. This mobile showroom will tour the country in an effort to bring the Batesville experience to the customer, create excitement around our new products, increase customer interaction and intimacy and grow the independent funeral home portion of our business. The second mobile showroom is planned for deployment in March 2005.
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
Within the Hill-Rom rental segment, lower rental volumes reflected in part the slower pneumonia and influenza season as compared to 2004. Additionally, we have seen a reduction in referral volumes on The Vest™ (formerly ARI), which will slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis.
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
Income from discontinued operations decreased $17 million in the three-month period. The three-months ended December 31, 2003 included $7 million related to the divested Hill-Rom piped-medical gas and infant care businesses, including a gain of $5 million (after tax) on the divestiture of the piped-medical gas business completed in the prior year quarter, and $10 million of income from operations at Forethought. By 2005, the three businesses had been fully divested. As of

December 31, 2004, the remaining assets and liabilities in discontinued operations included Forethought Federal Savings Bank, whose income was less than $1 million.
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
Health Care Rentals
Health Care rental revenue increased $27 million for the three-month period ended December 31, 2004. The overall increase in rental revenue was attributable to the Mediq acquisition made in January of 2004. Mediq contributed $29 million of rental revenues to the first quarter of 2005 and was not included in the prior year consolidated results. The rental business, excluding the impact of acquisitions, was down approximately $3 million compared to the prior year period due to lower pricing, unfavorable mix and lower volumes. The unfavorable mix resulted from a shift in market preference toward lower priced units. The decline in volumes in North America was due in part to the lack of an early flu season experienced in the prior year. Additionally, we have also experienced product fulfillment issues, primarily in our Movable Medical Equipment (MME). Recent changes in call routing protocols and staffing changes are expected to correct these issues. For the three-month period, European revenues were essentially flat driven up by the favorable effect of exchange rates of approximately $1 million. Additionally, we have seen a reduction in referral volumes on The Vest™ (formerly ARI), which will slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™’s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis.
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
Liquidity and Capital Resources

	Three Months Ended
	December 31,
(Dollars in millions)	2004	2003

Cash Flows Provided By (Used In):
Operating activities	$78	$(22)
Investing activities	(66)	(49)
Financing activities	(15)	(9)
Effect of exchange rate changes on cash	1	1

Increase (Decrease) in Cash and Cash Equivalents	$(2)	$(79)

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
The first fiscal quarter 2005 investment activity included $55 million of purchases and capital calls and $27 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $54 million classified as purchases and $24 million of the sales for the first quarter 2005, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first quarter of 2004, current investment purchases were $26 million with sales of $59 million. Auction rate bonds are long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals (i.e. 7 — 35 day re-pricing), and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.
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
Our long-term debt-to-capital ratio was 22.7 percent at December 31, 2004 compared to 11.9 percent at December 31, 2003. This increase was primarily due to a $250 million debt issuance, partially offset by the $47 million repurchase of our debt, both occurring during the third quarter of fiscal 2004.
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
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as amended.
There have been no material changes in accounting policies from those outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as amended.
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
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 — 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a minimal impact in the effective tax rate for 2005 based on current earnings levels. In the long-term, we expect the new deduction will result in a decrease in the annual effective tax rate by at least one percent based on current earnings levels.
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
Forward-Looking Statements and Factors That May Affect Future Results
Certain statements in this Quarterly Report on Form 10-Q/A contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:
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

For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our 2004 Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (“the Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this report. In connection with the restatement described in Note 13 to our Condensed Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for goodwill and income taxes (as further described below) as of December 31, 2004 and has revised this assessment from that originally included in our Quarterly Report on Form 10-Q filed on February 14, 2005. Subsequent to that filing, we have restated our annual financial statements in a filing on Form 10-K/A. Based upon the revised evaluation, the Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over (i) the accuracy of our accounting for goodwill or (ii) the accuracy of our accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not have effective controls to properly allocate goodwill to the carrying value of businesses to be disposed of or effective review controls over the differences between the income tax basis and the financial reporting basis associated with the tax losses incurred on the disposition of discontinued operations. Each of these control deficiencies resulted in the restatement of our 2004 and 2003 annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that each of these control deficiencies constituted a material weakness.
Remediation of Material Weakness
As noted above, management determined that there were material weaknesses in our internal control over financial reporting in the areas of goodwill and income taxes as of December 31, 2004. Throughout fiscal 2005, we made numerous enhancements to our controls over financial reporting. With respect to our accounting for goodwill, the following steps were taken and/or events have occurred to alleviate the material weakness in this area:
•	Changes in personnel have increased the skill and experience level of senior financial management related to the understanding and application of generally accepted accounting principles.

•	Continued accurate reporting unit identification and annual goodwill impairment assessments under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, demonstrates our understanding and compliance with appropriate authoritative literature.

•	Goodwill related to recent acquisitions has been properly accounted for and allocated to the respective reporting units based on the requirements of SFAS 142.

•	Another realignment in reporting structure in fiscal 2006 and the successful integration of recently acquired businesses clearly defines the reporting unit as the lowest level at which goodwill can be assessed in future periods.
With respect to our accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, the following steps were taken:
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
With the implementation of the above measures and other events occurring throughout fiscal 2005, we have significantly improved our internal control over financial reporting and reduced to a remote likelihood the possibility of a misstatement that would not be prevented or detected. We have therefore concluded that the above referenced material weaknesses in internal control over financial reporting have been fully corrected as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended December 31, 2004, other than certain steps taken as part of the remediation of the material weaknesses discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Form of Director Stock Award granted to non employee directors under the Stock Incentive Plan*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with original filing of the Form 10-Q for the quarterly period ended December 31, 2004.

**	Filed with this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: January 23, 2006	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Senior Vice President and
Chief Financial Officer

DATE: January 23, 2006	BY:	/S/	Richard G. Keller

Richard G. Keller
Vice President — Controller and
Chief Accounting Officer