Form 10-Q/A
period 2005-03-31
HILLENBRAND INDUSTRIES INC
filed 2006-01-24
CIK 47518

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
Common Stock, without par value — 61,581,914 shares as of April 29, 2005.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 9, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of the Condensed Consolidated Financial Statements of Hillenbrand Industries, Inc. as discussed in Note 13 to the Condensed Consolidated Financial Statements.
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
With this filing, we have amended the Original Filing. As such, the fiscal 2005 and 2004 financial information contained in our original quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, as previously filed, should no longer be relied upon.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)
	3/31/05	3/31/04	3/31/05	3/31/04
Net Revenues
Health Care sales	$197.0	$176.2	$392.9	$341.5
Health Care rentals	121.8	118.9	241.5	211.9
Funeral Services sales	181.9	176.5	341.1	340.3

Total revenues	500.7	471.6	975.5	893.7

Cost of Revenues
Health Care cost of goods sold	107.5	91.3	215.0	177.4
Health Care rental expenses	73.6	64.4	145.9	107.9
Funeral Services cost of goods sold	83.5	76.4	158.2	150.0

Total cost of revenues	264.6	232.1	519.1	435.3

Gross Profit	236.1	239.5	456.4	458.4

Other operating expenses	150.8	138.0	304.7	283.9
Special charges (credits)	(0.1)	—	(0.1)	—

Operating Profit	85.4	101.5	151.8	174.5

Other income (expense), net:
Interest expense	(4.2)	(3.9)	(8.4)	(7.0)
Investment income	5.4	1.3	12.2	2.4
Other	(1.5)	(2.5)	(1.4)	(4.0)

Income from Continuing Operations Before Income Taxes	85.1	96.4	154.2	165.9

Income tax expense (Note 11)	31.5	43.6	57.1	68.4

Income from Continuing Operations	53.6	52.8	97.1	97.5

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes (including loss on impairment of discontinued operations of $0, $129.0, $0 and $126.6)	0.6	(116.4)	0.8	(94.1)
Income tax expense (benefit)	0.2	(28.9)	0.3	(24.0)

Income (loss) from discontinued operations	0.4	(87.5)	0.5	(70.1)

Net Income (Loss)	$54.0	$(34.7)	$97.6	$27.4

Income per common share from continuing operations
— Basic (Note 5)	$0.87	$0.85	$1.57	$1.57
Income (loss) per common share from discontinued operations
— Basic (Note 5)	0.01	(1.40)	0.01	(1.13)

Net Income (Loss) per Common Share — Basic	$0.87	$(0.56)	$1.58	$0.44

Income per common share from continuing operations
— Diluted (Note 5)	$0.86	$0.85	$1.56	$1.56
Income (loss) per common share from discontinued operations
— Diluted (Note 5)	0.01	(1.39)	0.01	(1.12)

Net Income (Loss) per Common Share — Diluted	$0.87	$(0.55)	$1.56	$0.44

Dividends per Common Share	$0.28	$0.27	$0.56	$0.54

Average Common Shares Outstanding — Basic (thousands)	61,940	62,336	62,010	62,221

Average Common Shares Outstanding — Diluted (thousands)	62,389	62,776	62,442	62,588

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	(As Restated, See Note 13)
	3/31/05	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$102.4	$127.7
Current investments (Note 1)	111.9	52.5
Trade receivables, net	427.5	416.7
Inventories	116.4	121.5
Deferred income taxes	26.4	12.2
Other	22.7	15.5

Total current assets	807.3	746.1

Equipment Leased to Others, net	160.3	150.7
Property, net	212.0	221.5
Investments	82.4	79.5

Other Assets
Intangible assets:
Goodwill (Note 3)	426.9	429.3
Software and other	184.4	190.1
Note receivable, net of discount	110.5	105.2
Deferred charges and other assets	34.8	49.0

Total other assets	756.6	773.6

Assets of Discontinued Operations (Note 4)	105.3	98.3

Total Assets	$2,123.9	$2,069.7

LIABILITIES
Current Liabilities
Trade accounts payable	$87.3	$93.6
Short-term borrowings	10.8	11.0
Accrued compensation	94.5	86.6
Accrued warranty	17.1	18.6
Other	95.2	99.1

Total current liabilities	304.9	308.9
Long-Term Debt	352.0	359.9
Other Long-Term Liabilities	116.6	124.7
Deferred Income Taxes	30.6	4.7

Liabilities of Discontinued Operations (Note 4)	98.2	91.6

Total Liabilities	902.3	889.8

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	61.1	62.1
Retained earnings	1,722.0	1,658.9
Accumulated other comprehensive income (Note 6)	7.1	6.0
Treasury stock	(573.0)	(551.5)

Total Shareholders’ Equity	1,221.6	1,179.9

Total Liabilities and Shareholders’ Equity	$2,123.9	$2,069.7

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
		(As Restated,
		See Note 13)
	3/31/05	3/31/04
Operating Activities
Net income	$97.6	$27.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	57.8	45.3
Accretion and capitalized interest on financing provided on divestiture	(6.9)	—
Net capital gains — Insurance	—	(10.7)
Provision for deferred income taxes	16.9	6.0
Loss on impairment of discontinued operations (net-of-tax)	—	90.5
Loss on disposal of fixed assets	2.7	3.9
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(38.6)	(53.3)
Change in insurance items:
Increase in benefit reserves	—	36.8
Other insurance items, net	—	27.6
Other, net	24.1	(40.5)

Net cash provided by operating activities	153.6	133.0

Investing Activities
Capital expenditures and purchase of intangibles	(54.1)	(52.2)
Proceeds on sale of business	—	14.0
Acquisitions of businesses, net of cash acquired	(9.4)	(428.7)
Investment purchases and capital calls	(85.8)	(26.3)
Proceeds on investment sales/maturities	29.6	59.7
Insurance investments:
Purchases	—	(471.0)
Proceeds on maturities	—	152.5
Proceeds on sales	—	286.8

Net cash used in investing activities	(119.7)	(465.2)

Financing Activities
Change in short-term debt	(0.2)	4.9
Additions to long-term debt	—	285.0
Payment of cash dividends	(34.5)	(33.8)
Proceeds on exercise of options	8.8	16.7
Treasury stock acquired	(33.7)	—
Insurance deposits received	—	153.8
Insurance benefits paid	—	(154.3)

Net cash (used in) provided by financing activities	(59.6)	272.3

Effect of exchange rate changes on cash	0.4	0.8

Total Cash Flows	(25.3)	(59.1)

Cash and Cash Equivalents:
At beginning of period	127.7	154.9

At end of period	$102.4	$95.8

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)

Net income, as reported	$54.0	$(34.7)	$97.6	$27.4
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	0.8	0.7	1.4	1.3
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(2.1)	(3.6)	(4.0)

Pro forma net income	$52.8	$(36.1)	$95.4	$24.7

Earnings per share:

Basic — as reported	$0.87	$(0.56)	$1.58	$0.44
Basic — pro forma	$0.85	$(0.58)	$1.54	$0.40

Diluted — as reported	$0.87	$(0.55)	$1.56	$0.44
Diluted — pro forma	$0.85	$(0.57)	$1.53	$0.39

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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 clarifies a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by September 30, 2006. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements or results of operations.
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
2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	3/31/05	9/30/04
	(As Restated, See Note 13)
Allowance for possible losses and discounts on trade receivables	$33.7	$30.7

Inventories:
Finished products	$81.1	$87.6
Work in process	9.2	9.8
Raw materials	26.1	24.1

Total inventory	$116.4	$121.5

Accumulated depreciation of equipment leased to others and property	$666.0	$631.7

Accumulated amortization of intangible assets	$98.3	$155.5

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,746,020	61,960,392

Treasury shares outstanding	18,577,892	18,363,520
3.	Acquisitions

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

On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $295.1 million, which included the value of the partnership assets transferred to us. This consideration excluded a dividend received by us in December 2003 from Forethought in the amount of approximately $28.6 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of approximately $104.9 million. An additional cash payment of approximately $6.4 million is due upon the regulatory approval of the sale of Forethought Federal Savings Bank, which is expected to occur by the end of fiscal 2005.

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

Operating results for the discontinued operations were as follows for the quarterly and six-month periods ended March 31, 2005 and 2004:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)

Investment income	$1.2	$45.0	$2.4	$88.0
Earned revenue	—	54.6	—	108.3
Net capital gains (losses)	—	1.2	—	10.6
Other revenues	(0.2)	15.3	(0.4)	35.3

Net revenues from discontinued operations	1.0	116.1	2.0	242.2

Benefits paid	—	24.5	—	46.9
Credited interest	—	44.6	—	88.5
Other costs of revenue	—	24.6	—	53.8
Other operating expenses	0.4	9.8	1.2	20.5
Net loss on impairment/divestiture of discontinued operations	—	129.0	—	126.6

Pre-tax income (loss) from discontinued operations	0.6	(116.4)	0.8	(94.1)
Income tax expense (benefit)	0.2	(28.9)	0.3	(24.0)

Income (loss) from discontinued operations	$0.4	$(87.5)	$0.5	$(70.1)

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

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)
Net income (in thousands)	$53,999	$(34,666)	$97,649	$27,403

Average shares outstanding
— Basic (thousands)	61,940	62,336	62,010	62,221
Average shares outstanding
— Diluted (thousands)	62,389	62,776	62,442	62,588

Income per common share from continuing operations — Basic	$0.87	$0.85	$1.57	$1.57
Income (loss) per common share from discontinued operations — Basic	0.01	(1.40)	0.01	(1.13)

Net income (loss) per common share — Basic	$0.87	$(0.56)	$1.58	$0.44

Income per common share from continuing operations — Diluted	$0.86	$0.85	$1.56	$1.56
Income (loss) per common share from discontinued operations — Diluted	0.01	(1.39)	0.01	(1.12)

Net income (loss) per common share — Diluted	$0.87	$(0.55)	$1.56	$0.44

Note: Certain per share amounts may not accurately add due to rounding.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)
Net income (loss)	$54.0	$(34.7)	$97.6	$27.4
Net change in unrealized gain (loss) on available-for-sale securities, net-of-tax	(1.1)	(96.5)	(1.3)	(114.5)
Foreign currency translation adjustment	(1.5)	(0.5)	3.2	5.2
Minimum pension liability	—	—	(0.8)	—

Comprehensive income (loss)	$51.4	$(131.7)	$98.7	$(81.9)

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/05	3/31/04	3/31/05	3/31/04
Balance at beginning of period	$18.8	$20.8	$18.6	$20.8
Provision for warranties during the period	2.8	2.9	6.9	6.5
Warranty reserves acquired	—	—	—	1.1
Warranty claims during the period	(4.5)	(4.0)	(8.4)	(8.7)

Balance at end of period	$17.1	$19.7	$17.1	$19.7

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

On May 6, 2005, the Court granted Plaintiff’s Motion for Leave to File a Second Amended Complaint with the effects of adding new theories of recovery, significantly enlarging the potential class and significantly extending the class period. Specifically, among other things, the period for which Plaintiff seeks damages has been extended from 1990 through the present, and a new allegation of monopoly maintenance of an alleged standard hospital bed market has been added. The proposed class definition has also been broadened so that Plaintiff is seeking certification of a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds and/or architectural and in-room products from 1990 to the present where there have been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, where those contracts conditioned discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff claims that it and the alleged class sustained injury caused by the Hill-Rom package discount, because, even with the discount, the alleged lack of competition resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.

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

Financial information regarding our reportable segments is presented below:

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended
March 31, 2005

Net revenues	$274.2	$44.6	$—	$318.8	$181.9	$—	$500.7
Intersegment revenues	$3.7	$2.8	$(6.5)	$—
Divisional income (loss)	$46.4	$(2.7)	$(3.4)	$40.3
Income (loss) from continuing operations before income taxes and special charges				$40.3	$55.1	$(10.4)	$85.0
Special charges (credits)				$(0.1)	$—	$—	$(0.1)

Income (loss) from continuing operations before income taxes				$40.4	$55.1	$(10.4)	$85.1
Income tax expense							$31.5

Income from continuing operations							$53.6
Income from discontinued operations (a)							$0.4

Net income							$54.0

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended
March 31, 2004 (As Restated — See Note 13)

Net revenues	$251.1	$44.0	$—	$295.1	$176.5	$—	$471.6
Intersegment revenues	$4.3	$1.4	$(5.7)	$—
Divisional income (loss)	$57.2	$(8.6)	$3.9	$52.5
Income (loss) from continuing operations before income taxes				$53.6	$54.2	$(11.4)	$96.4
Income tax expense							$43.6

Income from continuing operations							$52.8
Loss from discontinued operations (a)							$(87.5)

Net loss							$(34.7)

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended
March 31, 2005

Net revenues	$542.1	$92.3	$—	$634.4	$341.1	$—	$975.5
Intersegment revenues	$8.8	$4.9	$(13.7)	$—
Divisional income (loss)	$87.6	$(5.2)	$(6.8)	$75.6
Income (loss) from continuing operations before income taxes and special charges				$76.1	$95.6	$(17.6)	$154.1
Special charges (credits)				$(0.1)	$—	$—	$(0.1)

Income (loss) from continuing operations before income taxes				$76.2	$95.6	$(17.6)	$154.2
Income tax expense							$57.1

Income from continuing operations							$97.1
Income from discontinued operations (a)							$0.5

Net income							$97.6

			Eliminations		Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended
March 31, 2004 (As Restated — See Note 13)

Net revenues	$458.5	$94.9	$—	$553.4	$340.3	$—	$893.7
Intersegment revenues	$16.0	$1.4	$(17.4)	$—
Divisional income (loss)	$107.3	$(11.4)	$(1.4)	$94.5
Income (loss) from continuing operations before income taxes				$94.3	$100.5	$(28.9)	$165.9
Income tax expense							$68.4

Income from continuing operations							$97.5
Loss from discontinued operations (a)							$(70.1)

Net income							$27.4

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.
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

As part of this Restatement, income from discontinued operations and net income in fiscal 2003 increased $51.0 million, or $0.82 per fully diluted share, and income from discontinued operations and net income in fiscal 2004 increased $33.6 million, or $0.53 per fully diluted share. The effects of this Restatement on the income statement impacted only discontinued operations and had no impact on income from continuing operations or cash flows. Hillenbrand’s balance sheets as of September 30, 2003 and all succeeding periods were also adjusted to reflect $69.4 million of additional goodwill as a result of the Restatement.

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

When we reached definitive agreements in the fourth quarter of fiscal 2003 to sell Hill-Rom’s piped-medical gas and infant care businesses, we incorrectly conducted a SFAS 142 impairment assessment for these businesses as if they were non-integrated, separate, stand-alone entities for which it was concluded that the benefits of the acquired goodwill associated with these businesses had not been realized, and would not be realized in the future. This impairment assessment included all the original non-amortized goodwill associated with the acquisition of the businesses, other than a portion pertaining to a retained business, which led to the recognition of an impairment loss of $50.0 million ($51.0 million, net-of-tax) in the fourth quarter of fiscal 2003. No impairment loss should have been recorded based on the fair value of the entire reporting unit that included the disposed businesses.

Had we appropriately applied the provisions of SFAS 142 and allocated goodwill to the disposed businesses based on their relative fair values compared to the fair value of the reporting unit, the carrying amounts of the disposed businesses would have been lower and no impairment loss would have been recorded. Further, we would have recognized a gain on the divestiture of the piped-medical gas business in the first quarter of fiscal 2004 of $5.3 million, net-of-tax.

Accounting for Income Taxes

With respect to the accounting for income taxes related to discontinued operations, including the dispositions of Hill-Rom’s piped-medical gas and infant care businesses and the pre-need insurance business of Forethought, we made certain errors with respect to the recognition of income tax benefits associated with these discontinued operations. These errors related to the following:
•	Improper recognition of book and tax differences associated with discounts applied to the seller financing provided by the Company in the disposition of Forethought. The errors also impacted the ordinary and capital loss components of the taxable gain/loss calculation as well as the amount of the valuation allowance required for capital loss carryforwards. The combined effect of these items in the second quarter of fiscal 2004 was an understatement of net deferred tax assets and the tax benefit associated with the disposition of the business by approximately $7.6 million.

•	Failure to identify necessary corrections to the recorded deferred tax balances of Forethought. Such adjustments should have been fully recorded with the disposition of Forethought, therefore resulting in an understatement in the second quarter of fiscal

2004 of net deferred tax assets and the recorded income tax benefit by approximately $0.9 million.

•	Failure to fully consider the effects of certain K-1 partnership returns on investments held by Forethought in the determination of the income tax benefit associated with discontinued operations in the second quarter of fiscal 2004. This omission overstated income taxes payable by $2.1 million and understated the recorded income tax benefit related to discontinued operations by approximately $2.1 million.

•	Improper calculation of the respective tax gain/loss associated with our dispositions of the piped-medical gas, infant care and Forethought businesses primarily associated with the improper treatment of certain disposition-related costs. The effect of these errors by quarter is as follows:

	Overstatement/(Understatement)
	Income Tax	Deferred	Income Taxes
	Benefit	Tax Assets	Payable

First quarter	$(1.8)	$—	$1.8
Second quarter	(2.2)	(2.2)	—
Third quarter	(0.3)	—	0.3

Annual impact	$(4.3)	$(2.2)	$2.1

•	Other minor items that resulted in an understatement of the recorded income tax benefit associated with discontinued operations and overstatement of income taxes payable by approximately $0.4 million related to the Forethought disposition in the second quarter of fiscal 2004.
The impact of all the above noted errors resulted in an overstatement of the recorded loss from discontinued operations of $51.0 million in the fourth quarter of fiscal 2003 and an overstatement of the recorded loss from discontinued operations in the first, second and third quarters of fiscal 2004 of $5.5 million, $13.2 million and $14.9 million, respectively. Further, in terms of a breakdown between divestiture transactions, $13.2 million of the errors related to the disposal of Forethought, while $5.5 million and $14.9 million related to the disposal of the Hill-Rom piped-medical gas and infant care businesses, respectively.
The Condensed Consolidated Financial Statements included herein have been adjusted to give effect to these errors, thus resulting in a restatement of our previously issued quarterly financial statements.
Other Items
We have also made certain other limited changes to the previously issued financial statements to correct typographical errors made in the prior year.
The impacts of the Restatement and Other Items on our Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004, our Condensed Consolidated Statements of Income (Loss) for the quarterly and year-to-date periods ended March 31, 2004, and our Condensed Consolidated Statements of Cash Flows for the year-to-date period ended March 31, 2004 are shown in the accompanying tables below. We have also updated the disclosures in Notes 1, 2, 4, 5, 6, 8, 9 and 12 within these Condensed Consolidated Financial Statements to give effect to the Restatement and Other Items, as required. As the errors outlined above also impacted the first and third quarters of fiscal 2004, we have filed an amended Form 10-Q/A for the first quarter and will be filing an amended Form 10-Q/A for the third quarter as well.

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Income (Loss) for the quarterly and year-to-date periods ended March 31, 2004:
Condensed Consolidated Statements of Income (Loss) (Unaudited)
 (Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/04	3/31/04	3/31/04	3/31/04
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)
Net Revenues
Health Care sales	$176.2	$176.2	$341.5	$341.5
Health Care rentals	118.9	118.9	211.9	211.9
Funeral Services sales	176.5	176.5	340.3	340.3

Total revenues	471.6	471.6	893.7	893.7

Cost of Revenues
Health Care cost of goods sold	91.3	91.3	177.4	177.4
Health Care rental expenses	64.4	64.4	107.9	107.9
Funeral Services cost of goods sold	76.4	76.4	150.0	150.0

Total cost of revenues	232.1	232.1	435.3	435.3

Gross Profit	239.5	239.5	458.4	458.4

Other operating expenses	138.0	138.0	283.9	283.9

Operating Profit	101.5	101.5	174.5	174.5

Other income (expense), net:
Interest expense	(3.9)	(3.9)	(7.0)	(7.0)
Investment income	1.3	1.3	2.4	2.4
Other	(2.5)	(2.5)	(4.0)	(4.0)

Income from Continuing Operations Before Income Taxes	96.4	96.4	165.9	165.9

Income tax expense	43.6	43.6	68.4	68.4

Income from Continuing Operations	52.8	52.8	97.5	97.5

Discontinued Operations:

Income (loss) from discontinued operations before income taxes (including loss on impairment of discontinued operations of $0, $129.0, $0 and $126.6)	(116.4)	(116.4)	(94.1)	(97.8)
Income tax expense (benefit)	(28.9)	(15.7)	(24.0)	(9.0)

Income (loss) from discontinued operations	(87.5)	(100.7)	(70.1)	(88.8)

Net Income (Loss)	$(34.7)	$(47.9)	$27.4	$8.7

Income per common share from continuing operations
— Basic	$0.85	$0.85	$1.57	$1.57
Income (loss) per common share from discontinued operations
— Basic	(1.40)	(1.62)	(1.13)	(1.43)

Net Income (Loss) per Common Share — Basic	$(0.56)	$(0.77)	$0.44	$0.14

Income per common share from continuing operations
— Diluted	$0.85	$0.85	$1.56	$1.56
Income (loss) per common share from discontinued operations
— Diluted	(1.39)	(1.61)	(1.12)	(1.42)

Net Income (Loss) per Common Share — Diluted	$(0.55)	$(0.76)	$0.44	$0.14

Dividends per Common Share	$0.27	$0.27	$0.54	$0.54

Average Common Shares Outstanding — Basic (thousands)	62,336	62,336	62,221	62,221

Average Common Shares Outstanding — Diluted (thousands)	62,776	62,776	62,588	62,588

The following table presents the effect of the Restatement on the Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004:
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	3/31/05		9/30/04
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)
ASSETS
Current Assets
Cash and cash equivalents	$102.4	$102.4	$127.7	$127.7
Current investments	111.9	111.9	52.5	52.5
Trade receivables, net	427.5	427.5	416.7	416.7
Inventories	116.4	116.4	121.5	121.5
Deferred income taxes	26.4	26.4	12.2	4.3
Other	22.7	22.8	15.5	15.5

Total current assets	807.3	807.4	746.1	738.2

Equipment Leased to Others, net	160.3	160.3	150.7	150.7
Property, net	212.0	212.0	221.5	221.5
Investments	82.4	82.4	79.5	79.5

Other Assets
Intangible assets:
Goodwill	426.9	357.5	429.3	359.9
Software and other	184.4	184.4	190.1	190.1
Note receivable, net of discount	110.5	110.5	105.2	105.2
Deferred charges and other assets	34.8	34.8	49.0	49.0

Total other assets	756.6	687.2	773.6	704.2

Assets of Discontinued Operations	105.3	105.3	98.3	98.3

Total Assets	$2,123.9	$2,054.6	$2,069.7	$1,992.4

LIABILITIES
Current Liabilities
Trade accounts payable	$87.3	$87.3	$93.6	$93.6
Short-term borrowings	10.8	10.8	11.0	11.0
Accrued compensation	94.5	94.5	86.6	86.6
Accrued warranty	17.1	17.1	18.6	18.5
Other	95.2	99.8	99.1	103.8

Total current liabilities	304.9	309.5	308.9	313.5
Long-Term Debt	352.0	352.0	359.9	359.9
Other Long-Term Liabilities	116.6	116.6	124.7	124.6
Deferred Income Taxes	30.6	41.3	4.7	7.5

Liabilities of Discontinued Operations	98.2	98.2	91.6	91.6

Total Liabilities	902.3	917.6	889.8	897.1

Commitments and Contingencies

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4	4.4	4.4
Additional paid-in capital	61.1	61.1	62.1	62.1
Retained earnings	1,722.0	1,637.4	1,658.9	1,574.3
Accumulated other comprehensive income	7.1	7.1	6.0	6.0
Treasury stock	(573.0)	(573.0)	(551.5)	(551.5)

Total Shareholders’ Equity	1,221.6	1,137.0	1,179.9	1,095.3

Total Liabilities and Shareholders’ Equity	$2,123.9	$2,054.6	$2,069.7	$1,992.4

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended March 31, 2004:
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	3/31/04	3/31/04
		(As Originally
	(As Restated)	Reported)
Operating Activities
Net income	$27.4	$8.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45.3	45.3
Net capital gains — Insurance	(10.7)	(10.7)
Provision for deferred income taxes	6.0	6.0
Loss on impairment of discontinued operations (net-of-tax)	90.5	109.0
Loss on disposal of fixed assets	3.9	3.9
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(53.3)	(53.3)
Change in insurance items:
Increase in benefit reserves	36.8	36.8
Other insurance items, net	27.6	27.6
Other, net	(40.5)	(40.3)

Net cash provided by operating activities	133.0	133.0

Investing Activities
Capital expenditures and purchase of intangibles	(52.2)	(52.2)
Proceeds on sale of business	14.0	14.0
Acquisitions of businesses, net of cash acquired	(428.7)	(428.7)
Investment purchases and capital calls	(26.3)	(26.3)
Proceeds on investment sales/maturities	59.7	59.7
Insurance investments:
Purchases	(471.0)	(471.0)
Proceeds on maturities	152.5	152.5
Proceeds on sales	286.8	286.8

Net cash used in investing activities	(465.2)	(465.2)

Financing Activities
Change in short-term debt	4.9	4.9
Additions to long-term debt	285.0	285.0
Payment of cash dividends	(33.8)	(33.8)
Proceeds on exercise of options	16.7	16.7
Insurance deposits received	153.8	153.8
Insurance benefits paid	(154.3)	(154.3)

Net cash (used in) provided by financing activities	272.3	272.3

Effect of exchange rate changes on cash	0.8	0.8

Total Cash Flows	(59.1)	(59.1)

Cash and Cash Equivalents:
At beginning of period	154.9	154.9

At end of period	$95.8	$95.8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“2004 Form 10-K”), as amended on Form 10-K/A, for the fiscal year ended September 30, 2004. This Form 10-Q/A reflects a restatement (the “Restatement”) to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on May 9, 2005 (the “Original Filing), as further discussed in Note 13 to the Condensed Consolidated Financial Statements.
In the preparation of this Form 10-Q/A, we have revised language within Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Original Filing only to reflect the Restatement. No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Information contained herein continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.
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
In the funeral services industry, the demand for burial caskets in North America appears to be gradually but steadily declining as the result of what appears to be short to medium term lower overall deaths and a continued gradual increase in the rate of cremations. The lower number of deaths appears to be primarily a function of historic birth trends as there was a relatively low number of births that occurred during the late 1920’s and early 1930’s, along with lower age-adjusted mortality rates. The lower historical birth numbers correspond generally to a relatively low number of deaths at this point in time as individuals born in the late 1920’s and early 1930’s reach their mortality age. Given historical birth rates, we anticipate that the overall number of deaths will be relatively flat for at least the foreseeable future. Also impacting the demand for burial caskets is the increasing popularity of cremations, which continues to grow at a rate of approximately one percentage point each year, and is now estimated to be slightly more than one-

third of total deaths in North America. During the first quarter of 2005, the otherwise gradual and steady decline of demand for burial caskets in North America was further exacerbated by a slower pneumonia and influenza season when compared to the same period in 2004, when an early flu season positively impacted the death care business. Batesville Casket experienced a slight increase in burial casket demand during the second quarter of fiscal 2005 as the country experienced an increase in pneumonia and influenza, although the overall severity of the influenza strain was much less than what was experienced in 2004. Preliminary data from the Centers for Disease Control (CDC) indicates that total deaths for the first six months of fiscal 2005 are estimated to be 76,000 fewer than the prior year comparable period. Based on analysis of historical death patterns, we expect deaths during the last six months of fiscal 2005 to be fairly steady and slightly above prior year levels.
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
Income from discontinued operations improved $87.9 million and $70.6 million in the three- and six-month periods, primarily due to the $95.8 million after-tax loss on the impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. The fiscal 2004 year-to-date losses also included the gain of $5.3 million on the divestiture of the piped-medical gas business completed in the first quarter of fiscal 2004. The 2004 impairment loss was partially offset by quarterly and year-to-date operating results of the now divested Hill-Rom piped-medical gas and infant care businesses and Forethought of $8.3 million and $20.4 million, respectively. As of March 31, 2005, Forethought Federal Savings Bank (“FFSB”), was still held for sale and its assets and liabilities continued to be classified as discontinued operations. FFSB’s net income for the three- and six-month periods of 2005 was less than $1 million.

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
Our debt-to-capital ratio was 22.9 percent at March 31, 2005 compared to 28.8 percent at March 31, 2004. This decrease was primarily due to refinancing the Mediq acquisition with a $250 million debt issuance, partially offset by the $47 million repurchase of our debt, both occurring during the third quarter of fiscal 2004.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (“the Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this report. In connection with the restatement described in Note 13 to our Condensed Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for goodwill and income taxes (as further described below) as of March 31, 2005 and has revised this assessment from that originally included in our Quarterly Report on Form 10-Q filed on May 9, 2005. Subsequent to that filing, we have restated our annual financial statements in a filing on Form 10-K/A. Based upon the revised evaluation, the Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, we did not maintain effective controls over (i) the accuracy of our accounting for goodwill or (ii) the accuracy of our accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not have effective controls to properly allocate goodwill to the carrying value of businesses to be disposed of or effective review controls over the differences between the income tax basis and the financial reporting basis associated with the tax losses incurred on the disposition of discontinued operations. Each of these control deficiencies resulted in the restatement of our 2004 and 2003 annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that each of these control deficiencies constituted a material weakness.
Remediation of Material Weakness
As noted above, management determined that there were material weaknesses in our internal control over financial reporting in the areas of goodwill and income taxes as of March 31, 2005. Throughout fiscal 2005, we made numerous enhancements to our controls over financial reporting. With respect to our accounting for goodwill, the following steps were taken and/or events have occurred to alleviate the material weakness in this area:
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fiscal quarter ended March 31, 2005, other than certain steps taken as part of the remediation of the material weaknesses discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
A.	Exhibits

Exhibit 14	Code of Ethics*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with the original filing of the Form 10-Q for the quarterly period ended March 31, 2005.

**	Filed with this Form 10-Q/A.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: January 23, 2006	BY:	/s/ Gregory N. Miller

Gregory N. Miller Senior Vice President and Chief Financial Officer

DATE: January 23, 2006	BY:	/s/ Richard G. Keller

Richard G. Keller Vice President – Controller and Chief Accounting Officer