Form 10-Q/A
period 2005-06-30
HILLENBRAND INDUSTRIES INC
filed 2006-01-24
CIK 47518

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
Common Stock, without par value — 61,107,616 shares as of July 29, 2005.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2005 (“Original Filing”), reflects a restatement (“Restatement”) of the Condensed Consolidated Financial Statements of Hillenbrand Industries, Inc. as discussed in Note 14 to the Condensed Consolidated Financial Statements.
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
With this filing, we have amended the Original Filing. As such, the fiscal 2005 and 2004 financial information contained in the Original Filing should no longer be relied upon.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss)
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	(As Restated,		(As Restated,
	See Note 14)		See Note 14)
	6/30/05	6/30/04	6/30/05	6/30/04
Net Revenues
Health Care sales	$190.3	$187.1	$583.2	$528.6
Health Care rentals	115.4	121.3	356.9	333.2
Funeral Services sales	160.3	153.1	501.4	493.4

Total revenues	466.0	461.5	1,441.5	1,355.2

Cost of Revenues
Health Care cost of goods sold	106.9	99.1	321.9	276.5
Health Care rental expenses	71.9	69.9	217.8	177.8
Funeral Services cost of goods sold	76.3	70.5	234.5	220.5

Total cost of revenues	255.1	239.5	774.2	674.8

Gross Profit	210.9	222.0	667.3	680.4

Other operating expenses	145.8	145.0	450.5	428.9
Special charges (credits)	5.6	(1.4)	5.5	(1.4)

Operating Profit	59.5	78.4	211.3	252.9

Other income (expense), net:
Interest expense	(4.3)	(4.5)	(12.7)	(11.5)
Investment income	6.3	1.3	18.5	3.7
Loss on extinguishment of debt	—	(6.4)	—	(6.4)
Other	(1.7)	4.5	(3.1)	0.5

Income from Continuing Operations Before Income Taxes	59.8	73.3	214.0	239.2

Income tax expense (Note 11)	22.1	28.6	79.2	97.0

Income from Continuing Operations	37.7	44.7	134.8	142.2

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes (including (gain) loss on impairment/divestiture of discontinued operations of $0, $(9.8), ($0.1) and $116.8)	0.5	9.7	1.3	(84.4)
Income tax expense (benefit)	0.2	0.5	0.5	(23.5)

Income (loss) from discontinued operations	0.3	9.2	0.8	(60.9)

Net Income	$38.0	$53.9	$135.6	$81.3

Income per common share from continuing operations — Basic (Note 5)	$0.61	$0.72	$2.18	$2.29
Income (loss) per common share from discontinued operations — Basic (Note 5)	0.00	0.15	0.01	(0.98)

Net Income per Common Share — Basic	$0.62	$0.87	$2.19	$1.31

Income per common share from continuing operations — Diluted (Note 5)	$0.61	$0.71	$2.17	$2.27
Income (loss) per common share from discontinued operations — Diluted (Note 5)	0.00	0.15	0.01	(0.97)

Net Income per Common Share — Diluted	$0.61	$0.86	$2.18	$1.30

Dividends per Common Share	$0.28	$0.27	$0.84	$0.81

Average Common Shares Outstanding — Basic (thousands)	61,526	62,303	61,852	62,248

Average Common Shares Outstanding — Diluted (thousands)	61,896	62,637	62,253	62,603

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	As Restated — See Note 14
	6/30/05	9/30/04
ASSETS
Current Assets
Cash and cash equivalents	$75.5	$127.7
Current investments (Note 1)	76.5	52.5
Trade receivables, net	401.3	416.7
Inventories	129.4	121.5
Deferred income taxes	26.2	12.2
Other	22.1	15.5

Total current assets	731.0	746.1

Equipment Leased to Others, net	160.8	150.7
Property, net	210.4	221.5
Investments	80.6	79.5

Other Assets
Intangible assets:
Goodwill (Note 3)	426.9	429.3
Software and other	181.2	190.1
Note receivable, net of discount	113.2	105.2
Prepaid pension costs	15.4	—
Deferred charges and other assets	36.2	49.0

Total other assets	772.9	773.6

Assets of Discontinued Operations (Note 4)	105.8	98.3

Total Assets	$2,061.5	$2,069.7

LIABILITIES
Current Liabilities
Trade accounts payable	$92.4	$93.6
Short-term borrowings	6.8	11.0
Accrued compensation	69.4	86.6
Accrued warranty	15.8	18.6
Other	85.6	99.1

Total current liabilities	270.0	308.9
Long-Term Debt	354.1	359.9
Other Long-Term Liabilities	102.6	124.7
Deferred Income Taxes	32.4	4.7

Liabilities of Discontinued Operations (Note 4)	98.3	91.6

Total Liabilities	857.4	889.8

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	62.6	62.1
Retained earnings	1,742.9	1,658.9
Accumulated other comprehensive income (Note 6)	2.5	6.0
Treasury stock	(608.3)	(551.5)

Total Shareholders’ Equity	1,204.1	1,179.9

Total Liabilities and Shareholders’ Equity	$2,061.5	$2,069.7

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
		(As Restated,
		See Note 14)
	6/30/05	6/30/04
Operating Activities
Net income	$135.6	$81.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	86.8	76.1
Accretion and capitalized interest on financing provided on divestiture	(10.4)	—
Net capital gains — Insurance	—	(9.7)
Provision for deferred income taxes	19.6	(21.5)
Loss on impairment of discontinued operations (net-of-tax)	—	81.8
Loss on disposal of fixed assets	4.4	7.4
Loss on extinguishment of debt	—	6.4
Defined benefit plan funding	(76.7)	(7.4)
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	(9.1)	(42.7)
Change in insurance items:
Increase in benefit reserves	—	56.6
Other insurance items, net	—	34.7
Other, net	25.4	(1.7)

Net cash provided by operating activities	175.6	261.3

Investing Activities
Capital expenditures and purchase of intangibles	(82.0)	(79.7)
Proceeds on sale of business	—	39.6
Acquisitions of businesses, net of cash acquired	(9.5)	(429.4)
Investment purchases and capital calls	(121.5)	(27.3)
Proceeds on investment sales/maturities	101.3	59.7
Insurance investments:
Purchases	—	(616.0)
Proceeds on maturities	—	93.9
Proceeds on sales	—	416.8

Net cash used in investing activities	(111.7)	(542.4)

Financing Activities
Change in short-term debt	(4.1)	5.2
Additions to long-term debt	—	534.9
Repayments of long-term debt	—	(294.9)
Debt issuance costs	—	(1.7)
Payment of cash dividends	(51.6)	(50.5)
Proceeds on exercise of options	11.5	21.4
Treasury stock acquired	(71.4)	(26.5)
Insurance deposits received	—	228.1
Insurance benefits paid	—	(221.6)

Net cash (used in) provided by financing activities	(115.6)	194.4

Effect of exchange rate changes on cash	(0.5)	0.5

Total Cash Flows	(52.2)	(86.2)

Cash and Cash Equivalents:
At beginning of period	127.7	154.9

At end of period	$75.5	$68.7

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

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
		(As Restated,		(As Restated,
		See Note 14)	See Note 14)

Net income, as reported	$38.0	$53.9	$135.6	$81.3
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1.0	0.6	2.4	1.9
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(1.9)	(5.6)	(5.9)

Pro forma net income	$37.0	$52.6	$132.4	$77.3

Earnings per share:

Basic — as reported	$0.62	$0.87	$2.19	$1.31
Basic — pro forma	$0.60	$0.85	$2.14	$1.24

Diluted — as reported	$0.61	$0.86	$2.18	$1.30
Diluted — pro forma	$0.60	$0.84	$2.13	$1.24

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007.

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

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	6/30/05	9/30/04
	(As Restated, See Note 14)
Allowance for possible losses and discounts on trade receivables	$35.5	$30.7

Inventories:
Finished products	$94.9	$87.6
Work in process	9.2	9.8
Raw materials	25.3	24.1

Total inventory	$129.4	$121.5

Accumulated depreciation of equipment leased to others and property	$677.6	$631.7

Accumulated amortization of intangible assets	$102.5	$155.5

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,096,116	61,960,392

Treasury shares outstanding	19,227,796	18,363,520
3.	Acquisitions

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

Operating results for the discontinued operations were as follows for the quarterly and nine-month periods ended June 30, 2005 and 2004:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
		(As Restated,		(As Restated,
		See Note 14)		See Note 14)

Investment income	$1.3	$44.5	$3.7	$132.5
Earned revenue	—	53.7	—	162.0
Net capital gains (losses)	—	(6.4)	—	4.2
Other revenues	(0.2)	12.0	(0.6)	47.3

Net revenues from discontinued operations	1.1	103.8	3.1	346.0

Benefits paid	—	19.4	—	66.3
Credited interest	—	45.6	—	134.1
Other costs of revenue	—	23.6	—	77.4
Other operating expenses	0.6	15.3	1.9	35.8
(Gain) loss on impairment/divestiture of discontinued operations	—	(9.8)	(0.1)	116.8

Pre-tax income (loss) from discontinued operations	0.5	9.7	1.3	(84.4)
Income tax expense (benefit)	0.2	0.5	0.5	(23.5)

Income (loss) from discontinued operations	$0.3	$9.2	$0.8	$(60.9)

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

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
		(As Restated,		(As Restated,
		See Note 14)		See Note 14)
Net income (in thousands)	$37,956	$53,966	$135,605	$81,369

Average shares outstanding — Basic (thousands)	61,526	62,303	61,852	62,248

Add potential effect of:
Exercise of stock options and other unvested equity awards	370	334	401	355

Average shares outstanding — Diluted (thousands)	61,896	62,637	62,253	62,603

Income per common share from continuing operations — Basic	$0.61	$0.72	$2.18	$2.29
Income (loss) per common share from discontinued operations — Basic	0.00	0.15	0.01	(0.98)

Net income per common share — Basic	$0.62	$0.87	$2.19	$1.31

Income per common share from continuing operations — Diluted	$0.61	$0.71	$2.17	$2.27
Income (loss) per common share from discontinued operations — Diluted	0.00	0.15	0.01	(0.97)

Net income per common share — Diluted	$0.61	$0.86	$2.18	$1.30

Note: Certain per share amounts may not accurately add due to rounding.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/05	6/30/04	6/30/05	6/30/04
		(As Restated,		(As Restated,
		See Note 14)		See Note 14)
Net income	$38.0	$53.9	$135.6	$81.3

Net change in unrealized gain (loss) on available-for-sale securities, net-of-tax	(1.4)	(2.5)	(2.8)	(117.0)

Foreign currency translation adjustment, net-of-tax	(3.2)	(0.7)	0.1	4.5

Minimum pension liability, net-of-tax	—	—	(0.8)	—

Comprehensive income (loss)	$33.4	$50.7	$132.1	$(31.2)

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

Since that case was filed, several more purported class action lawsuits on behalf of consumers have been filed in the Court based on essentially the same factual allegations and alleging violations of federal antitrust law and related state law claims. Two similar cases filed in other districts were voluntarily dismissed by the plaintiffs. We anticipate that they will be refiled with the Court. Though the purported classes vary slightly, all of these actions purport to represent classes that include purchasers of Batesville caskets. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville. Some of these cases have been consolidated in the Court, and we anticipate that any others will also be consolidated with the Court, subject to the motion to transfer venue discussed below.

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

Financial information regarding our reportable segments is presented below:

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended
June 30, 2005

Net revenues	$256.2	$49.5	$—	$305.7	$160.3	$—	$466.0
Intersegment revenues	$6.3	$9.6	$(15.9)	$—
Divisional income (loss)	$28.0	$3.3	$(3.3)	$28.0
Income (loss) from continuing operations before income taxes and special charges				$27.7	$44.5	$(6.8)	$65.4
Special charges				$1.7	$1.5	$2.4	$5.6

Income (loss) from continuing operations before income taxes				$26.0	$43.0	$(9.2)	$59.8
Income tax expense							$22.1

Income from continuing operations							$37.7
Income from discontinued operations (a)							$0.3

Net income							$38.0

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Quarterly Period Ended
June 30, 2004 (As Restated — See Note 14)

Net revenues	$260.2	$48.2	$—	$308.4	$153.1	$—	$461.5
Intersegment revenues	$6.6	$2.9	$(9.5)	$—
Divisional income (loss)	$55.9	$(4.8)	$(9.4)	$41.7
Income (loss) from continuing operations before income taxes and special charges				$41.8	$45.5	$(15.4)	$71.9
Special charges (credits)				$(1.4)	$—	$—	$(1.4)

Income (loss) from continuing operations before income taxes				$43.2	$45.5	$(15.4)	$73.3
Income tax expense							$28.6

Income from continuing operations							$44.7
Income from discontinued operations (a)							$9.2

Net income							$53.9

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended
June 30, 2005

Net revenues	$798.3	$141.8	$—	$940.1	$501.4	$—	$1,441.5
Intersegment revenues	$15.1	$14.5	$(29.6)	$—
Divisional income (loss)	$115.6	$(1.9)	$(10.1)	$103.6
Income (loss) from continuing operations before income taxes and special charges				$103.7	$140.1	$(24.3)	$219.5
Special charges				$1.6	$1.5	$2.4	$5.5

Income (loss) from continuing operations before income taxes				$102.1	$138.6	$(26.7)	$214.0
Income tax expense							$79.2

Income from continuing operations							$134.8
Income from discontinued operations (a)							$0.8

Net income							$135.6

			Eliminations			Corporate
	Americas/		Net of	Total	Batesville	and Other
	Asia Pacific	EMEA	Allocations	Hill-Rom	Casket	Expense	Consolidated

Year-to-Date Period Ended
June 30, 2004 (As Restated — See Note 14)

Net revenues	$718.7	$143.1	$—	$861.8	$493.4	$—	$1,355.2
Intersegment revenues	$22.7	$4.3	$(27.0)	$—
Divisional income (loss)	$163.1	$(16.1)	$(10.8)	$136.2
Income (loss) from continuing operations before income taxes and special charges				$136.1	$146.0	$(44.3)	$237.8
Special charges (credits)				$(1.4)	$—	$—	$(1.4)

Income (loss) from continuing operations before income taxes				$137.5	$146.0	$(44.3)	$239.2
Income tax expense							$97.0

Income from continuing operations							$142.2
Loss from discontinued operations (a)							$(60.9)

Net income							$81.3

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, and the Hill-Rom piped-medical gas and infant care businesses classified as discontinued operations.

13.	Subsequent Events

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

Range of Pre-Tax Charge
Severance and related benefits	$25 to $30
Asset impairment	$5 to $ 7
Contract termination costs	$3 to $ 4
Other	$3 to $ 4
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

In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we will also write off $16 million of deferred tax assets currently recognized on our balance sheet. This write-off will have no impact on cash. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer viable and the deferred tax assets will therefore be written off. It should also be noted that the portion of the pre-tax restructuring charge associated with Europe will not receive a tax benefit upon recognition.

14.	Restatement and Revised Classification of Condensed Consolidated Financial Statements

Restatement

During the fourth quarter of fiscal 2003, we entered into definitive agreements to sell Hill-Rom’s piped-medical gas and infant care businesses and in the second quarter of fiscal 2004, we entered into a definitive agreement to sell Forethought Financial Services, Inc. and its subsidiaries (“Forethought”). The divestitures of these businesses were all finalized in fiscal 2004 and all were accounted for as discontinued operations in our Condensed Consolidated Financial Statements for all periods presented herein. While finalizing the fiscal 2004 U.S. federal and state income tax returns, and during preparation of the subsequent tax provision to income tax return reconciliations, management identified errors which understated the income tax benefits associated with these discontinued operations. Further, while assessing the implications of these errors, management determined that it had also made errors with respect to its allocation of goodwill to Hill-Rom’s piped-medical gas and infant care businesses for purposes of determining both the impairment loss recognized in the fourth fiscal quarter of 2003 and the effect of the dispositions recognized upon the closure of the transactions in fiscal 2004. As a result of the identification of these errors, the Audit Committee of the Board of Directors concluded, after consultation with management and a review of the pertinent facts, that it was necessary to restate (the “Restatement”) the previously issued financial statements for the fiscal years ended September 30, 2003 and 2004 and for all interim periods in 2004 and the Condensed Consolidated Balance Sheets for the interim periods of 2005.

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

Had we appropriately applied the provisions of SFAS 142 and allocated goodwill to the disposed businesses based on their relative fair values compared to the fair value of the reporting unit, the carrying amounts of the disposed businesses would have been lower and no impairment loss would have been recorded. Further, we would have recognized a third quarter gain on the divestiture of the infant care business of approximately $13.0 million, and gains on the divestitures of both businesses for the nine-month period of a combined $18.3 million, net-of-tax.

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
The impacts of the Restatement and Other Items on our Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004, and Condensed Consolidated Statements of Income (Loss) for the quarterly and year-to-date periods ended June 30, 2004, and our Condensed Consolidated Statements of Cash Flows for the year-to-date period ended June 30, 2004 are shown in the accompanying tables below. We have also updated the disclosures in Notes 1, 2, 4, 5, 6, 8, 9 and 12 within these Condensed Consolidated Financial Statements to give effect to the Restatement and Other Items, as required. As the errors outlined above also impacted the first and second quarters of fiscal 2004, we have previously filed amended Forms 10-Q/A for these periods as well.

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Income (Loss) for the quarterly and year-to-date periods ended June 30, 2004:
Condensed Consolidated Statement of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/04	6/30/04	6/30/04	6/30/04
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)
Net Revenues
Health Care sales	$187.1	$187.1	$528.6	$528.6
Health Care rentals	121.3	121.3	333.2	333.2
Funeral Services sales	153.1	153.1	493.4	493.4

Total revenues	461.5	461.5	1,355.2	1,355.2

Cost of Revenues
Health Care cost of goods sold	99.1	99.1	276.5	276.5
Health Care rental expenses	69.9	69.9	177.8	177.8
Funeral Services cost of goods sold	70.5	70.5	220.5	220.5

Total cost of revenues	239.5	239.5	674.8	674.8

Gross Profit	222.0	222.0	680.4	680.4

Other operating expenses	145.0	145.0	428.9	428.9
Special charges (credits)	(1.4)	(1.4)	(1.4)	(1.4)

Operating Profit	78.4	78.4	252.9	252.9

Other income (expense), net:
Interest expense	(4.5)	(4.5)	(11.5)	(11.5)
Investment income	1.3	1.3	3.7	3.7
Loss on extinguishment of debt	(6.4)	(6.4)	(6.4)	(6.4)
Other	4.5	4.5	0.5	0.5

Income from Continuing Operations Before Income Taxes	73.3	73.3	239.2	239.2

Income tax expense	28.6	28.6	97.0	97.0

Income from Continuing Operations	44.7	44.7	142.2	142.2

Discontinued Operations:

Income (loss) from discontinued operations before income taxes (including (gain) loss on impairment/divestiture of discontinued operations of $0, $(9.8), ($0.1) and $116.8)	9.7	(6.0)	(84.4)	(103.8)
Income tax expense (benefit)	0.5	(0.3)	(23.5)	(9.3)

Income (loss) from discontinued operations	9.2	(5.7)	(60.9)	(94.5)

Net Income	$53.9	$39.0	$81.3	$47.7

Income per common share from continuing operations — Basic	$0.72	$0.72	$2.29	$2.29
Income (loss) per common share from discontinued operations — Basic	0.15	(0.09)	(0.98)	(1.52)

Net Income per Common Share — Basic	$0.87	$0.63	$1.31	$0.77

Income per common share from continuing operations — Diluted	$0.71	$0.71	$2.27	$2.27
Income (loss) per common share from discontinued operations — Diluted	0.15	(0.09)	(0.97)	(1.51)

Net Income per Common Share — Diluted	$0.86	$0.62	$1.30	$0.76

Dividends per Common Share	$0.27	$0.27	$0.81	$0.81

Average Common Shares Outstanding — Basic (thousands)	62,303	62,303	62,248	62,248

Average Common Shares Outstanding — Diluted (thousands)	62,637	62,637	62,603	62,603

Note: Certain per share amounts may not accurately add due to rounding.

The following table presents the effect of the Restatement on the Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004:
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	6/30/05		9/30/04
		(As Originally		(As Originally
	(As Restated)	Reported)	(As Restated)	Reported)
ASSETS
Current Assets
Cash and cash equivalents	$75.5	$75.5	$127.7	$127.7
Current investments	76.5	76.5	52.5	52.5
Trade receivables, net	401.3	401.3	416.7	416.7
Inventories	129.4	129.4	121.5	121.5
Deferred income taxes	26.2	26.2	12.2	4.3
Other	22.1	22.1	15.5	15.5

Total current assets	731.0	731.0	746.1	738.2

Equipment Leased to Others, net	160.8	160.8	150.7	150.7
Property, net	210.4	210.4	221.5	221.5
Investments	80.6	80.6	79.5	79.5

Other Assets
Intangible assets:
Goodwill	426.9	357.6	429.3	359.9
Software and other	181.2	181.2	190.1	190.1
Note receivable, net of discount	113.2	113.2	105.2	105.2
Prepaid pension costs	15.4	15.4	—	—
Deferred charges and other assets	36.2	36.2	49.0	49.0

Total other assets	772.9	703.6	773.6	704.2

Assets of Discontinued Operations	105.8	105.8	98.3	98.3

Total Assets	$2,061.5	$1,992.2	$2,069.7	$1,992.4

LIABILITIES
Current Liabilities
Trade accounts payable	$92.4	$92.4	$93.6	$93.6
Short-term borrowings	6.8	6.9	11.0	11.0
Accrued compensation	69.4	69.4	86.6	86.6
Accrued warranty	15.8	15.8	18.6	18.5
Other	85.6	90.0	99.1	103.8

Total current liabilities	270.0	274.5	308.9	313.5
Long-Term Debt	354.1	354.1	359.9	359.9
Other Long-Term Liabilities	102.6	102.6	124.7	124.6
Deferred Income Taxes	32.4	43.2	4.7	7.5

Liabilities of Discontinued Operations	98.3	98.3	91.6	91.6

Total Liabilities	857.4	872.7	889.8	897.1

Commitments and Contingencies

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4	4.4	4.4
Additional paid-in capital	62.6	62.6	62.1	62.1
Retained earnings	1,742.9	1,658.3	1,658.9	1,574.3
Accumulated other comprehensive income	2.5	2.5	6.0	6.0
Treasury stock	(608.3)	(608.3)	(551.5)	(551.5)

Total Shareholders’ Equity	1,204.1	1,119.5	1,179.9	1,095.3

Total Liabilities and Shareholders’ Equity	$2,061.5	$1,992.2	$2,069.7	$1,992.4

The following table presents the effect of the Restatement on the Condensed Consolidated Statements of Cash Flows for the year-to-date period ended June 30, 2004:
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	6/30/04	6/30/04
		(As Originally
	(As Restated)	Reported)
Operating Activities
Net income	$81.3	$47.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	76.1	76.1
Net capital gains — Insurance	(9.7)	(9.7)
Provision for deferred income taxes (net-of-tax)	(21.5)	(21.5)
Loss on impairment of discontinued operations	81.8	114.4
Loss on disposal of fixed assets	7.4	7.4
Loss on extinguishment of debt	6.4	6.4
Defined benefit plan funding	(7.4)	(7.4)
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	(42.7)	(42.7)
Change in insurance items:
Increase in benefit reserves	56.6	56.6
Other insurance items, net	34.7	34.7
Other, net	(1.7)	(0.7)

Net cash provided by operating activities	261.3	261.3

Investing Activities
Capital expenditures and purchase of intangibles	(79.7)	(79.7)
Proceeds on sale of business	39.6	39.6
Acquisitions of businesses, net of cash acquired	(429.4)	(429.4)
Investment purchases and capital calls	(27.3)	(27.3)
Proceeds on investment sales/maturities	59.7	59.7
Insurance investments:
Purchases	(616.0)	(616.0)
Proceeds on maturities	93.9	93.9
Proceeds on sales	416.8	416.8

Net cash used in investing activities	(542.4)	(542.4)

Financing Activities
Change in short-term debt	5.2	5.2
Additions to long-term debt	534.9	534.9
Repayments of long-term debt	(294.9)	(294.9)
Debt issuance costs	(1.7)	(1.7)
Payment of cash dividends	(50.5)	(50.5)
Proceeds on exercise of options	21.4	21.4
Treasury stock acquired	(26.5)	(26.5)
Insurance deposits received	228.1	228.1
Insurance benefits paid	(221.6)	(221.6)

Net cash (used in) provided by financing activities	194.4	194.4

Effect of exchange rate changes on cash	0.5	0.5

Total Cash Flows	(86.2)	(86.2)

Cash and Cash Equivalents:
At beginning of period	154.9	154.9

At end of period	$68.7	$68.7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“2004 Form 10-K”), as amended on Form 10-K/A, for the fiscal year ended September 30, 2004. This Form 10-Q/A reflects a restatement (the “Restatement”) to the Condensed Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2005 (the “Original Filing”), as further discussed in Note 14 to the Condensed Consolidated Financial Statements.
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
Within the Hill-Rom rental business, revenues were relatively stable over the period from the third quarter of fiscal 2004 through the second quarter of fiscal 2005, with a small increase in the second quarter associated with a late, and relatively light, pneumonia and influenza season. In the third quarter of fiscal 2005 rental revenues fell on lower pricing and volumes. The lower volumes were primarily attributable to the Vest™, where we continue to see a reduction in referral volumes, resulting in part from changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. The reduction in referral volumes should slow growth rates in future periods versus the rapid growth seen in 2004 following The Vest™‘s initial receipt of a Medicare reimbursement code for cystic fibrosis and bronchiectasis. We are working to expand Medicare’s covered disease states, but anticipate a long process.
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
In order to build on the steps to change our architecture announced on July 14, 2005 and to further capitalize on progress we have made in our methods agreement negotiations with the works council at our Pluvigner, France facility previously announced in the third quarter of 2005, we plan to take additional restructuring actions in the United States and Europe during the fourth quarter of 2005. While the details of these plans are still in development, these actions will include the elimination of salaried and hourly positions, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. We expect the cost to these actions will result in a fourth quarter pre-tax charge of between $40 million and $45 million. Some additional charges related directly to the restructuring will also be recognized as incurred over the course of the actions. Once these actions are fully implemented in the next twelve to eighteen months, we anticipate annual savings related to both cost of revenues and operating expenses of $45 million to $50 million. In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we will also write off $16 million of deferred tax assets currently recognized on our balance sheet. These deferred tax assets were originally recognized in the prior year as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of this tax strategy is no longer viable and the deferred tax assets will therefore be written off. It should also be noted that the portion of the pre-tax restructuring charge associated with Europe will not receive a tax benefit upon recognition. See Note 13 to the Condensed Consolidated Financial Statements for more information.
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
In addition to the effects of the continued execution of our overall Corporate strategy, in our 2004 Form 10-K, we summarized certain trends in our businesses. In addition to those related to Hill-Rom summarized in the 2004 Form 10-K regarding rising long term patient demand for services, staffing shortages, continued health care provider pressures to control costs, receipt of significant revenues through group purchasing organizations (GPOs), we expect capital spending in health care to remain strong over the next several years. However, looming Medicaid and Medicare cuts could dampen spending and competition for capital will be fierce as hospitals balance construction projects with technology needs.
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

Consolidated gross profit for the third quarter of 2005 decreased $11.1 million, or 5.0 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 45.3 percent fell from 48.1 percent in the prior year period. Health Care sales gross profit decreased $4.6 million on higher revenues primarily due to lower pricing. Margins as a percent of revenues declined due in large part to lower pricing and higher material costs. The decrease in Health Care rental gross profit was largely due to decreases in the Americas/Asia Pacific segment resulting from lower pricing of approximately $5.9 million, higher field service costs of $3.7 million along with somewhat higher field sales costs. These items, along with the drop in high margin revenues from The Vest™, also impacted Health Care rental gross profit as a percentage of revenues, which decreased to 37.7 percent in the third quarter. Funeral Services gross profit increased $1.4 million, driven by higher price realization and continued productivity improvements at our manufacturing locations, partially offset by higher material costs associated with rising steel, other metals, plastics and solid wood, a continued gradual shift in product mix from metal to solid and veneer wood products that generally have slightly lower margins, higher freight costs and increased fixed manufacturing costs associated with the Mexican plant expansion.

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
Income from discontinued operations decreased $8.9 million in the three-month period, but improved $61.7 million in the nine-month period, primarily due to the $95.8 million after-tax loss on the impairment of discontinued operations recorded during the second quarter of 2004 related to the anticipated disposition of Forethought. During the third quarter of fiscal 2004, we recognized a gain of approximately $8.7 million (after-tax) related to the sale of Hill-Rom’s infant care business, which excluded $5 million resulting from concerns over our ability to complete the final transfer of an infant care investment and collect the related proceeds. The final transfer of that investment was completed during the fourth quarter of fiscal 2004, and an additional gain, net of a final working capital adjustment, was recognized. In the first quarter of fiscal 2004, we recognized a gain of $5.3 million (after-tax) from the sale of Hill-Rom’s piped-medical gas business. The fiscal 2004 impairment losses were partially offset by quarterly and year-to-date operating results of the divested Hill-Rom piped-medical gas and infant care businesses and Forethought of $0.5 million and $20.9 million, respectively. By 2005, all three businesses had been divested, with the exception of Forethought Federal Savings Bank (“FFSB”), whose assets and liabilities continued to be classified as discontinued operations as of June 30, 2005. FFSB’s net income for the three- and nine-month periods of 2005 was less than $1 million.

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
Health Care rental gross profit decreased $7.9 million in the third quarter of 2005 compared to the prior year period. This decline is attributable to lower pricing of $5.9 million and unfavorable field service spending of $3.7 million, primarily related to continuing customer fulfillment issues and, to a lesser degree, stabilization costs associated with the information technology launch during the quarter. EMEA margins were up slightly over the prior years providing a partial offset. As a percentage of sales, gross profit was 37.7 percent compared to 42.4 percent in the third quarter of 2004. This decrease resulted from lower pricing, higher field sales and service costs and the significant drop in high margin revenues from The Vest™.
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
In June 2005, we contributed approximately $75.5 million into our master defined benefit retirement plan, fully funding that plan. We elected to make this contribution as it was seen as a good use of our excess cash and cash equivalents based on the returns it will provide. This funding brought total 2005 contributions to our defined benefit plans to approximately $76.7 million. As a result, future funding requirements will be reduced.
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
Our debt-to-capital ratio was 23.1 percent at June 30, 2005 compared to 26.7 percent at June 30, 2004. This decrease was primarily due to the $44.0 million payoff of our revolver debt in the fourth quarter of 2004 following the debt issuance in the previous quarter of $250 million to refinance the Mediq acquisition.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007.
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

For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as amended, filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (“the Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of the end of the period covered by this report. In connection with the restatement described in Note 14 to our Condensed Consolidated Financial Statements, management determined that there were material weaknesses in our internal control over financial reporting in the areas of accounting for goodwill and income taxes (as further described below) as of June 30, 2005 and has revised this assessment from that originally included in our Quarterly Report on Form 10-Q filed on August 9, 2005. Subsequent to that filing, we have restated our annual financial statements in a filing on Form 10-K/A. Based upon the revised evaluation, the Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, we did not maintain effective controls over (i) the accuracy of our accounting for goodwill or (ii) the accuracy of our accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not have effective controls to properly allocate goodwill to the carrying value of businesses to be disposed of or effective review controls over the differences between the income tax basis and the financial reporting basis associated with the tax losses incurred on the disposition of discontinued operations. Each of these control deficiencies resulted in the restatement of our 2004 and 2003 annual consolidated financial statements. Additionally, each of these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that each of these control deficiencies constituted a material weakness.
Remediation of Material Weaknesses
As noted above, management determined that there were material weaknesses in our internal control over financial reporting in the areas of goodwill and income taxes as of June 30, 2005. Throughout fiscal 2005, we made numerous enhancements to our controls over financial reporting. With respect to our accounting for goodwill, the following steps were taken and/or events have occurred to alleviate the material weakness in this area:
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2005, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for certain steps taken as part of the remediation of the material weaknesses discussed above, and the implementation of the final phase of our Enterprise Resource Planning system with respect to the domestic rental business of Hill-Rom. This final phase, which went online effective May 9, 2005, consisted of the order management system used to process and accumulate financial data principally supporting rental revenues and receivables and various accrual accounts specific to our rental business. The system is also critical to the operational management of the rental business, including reporting utilized directly by our customers in the management of their business operations.
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
As a result of the implications associated with these issues and since certain controls within the system were not fully functioning as intended during the quarter, management took additional actions to ensure the financial statements and related financial information presented in this Form 10-Q/A present fairly, in all material respects our financial condition and results of operations in accordance with generally accepted accounting principles. These actions included, but were not limited to, the following:
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
Management will continue to monitor internal control over financial reporting with respect to this recent system implementation, and in all other areas, and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of our financial statements. We continue to devote additional resources to the stabilization of our rental business system and will continue to do so until such time that we can effectively rely on the internal controls inherent within the system and eliminate many of the temporary manual controls that we have put in place.

PART II — OTHER INFORMATION
Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005. (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005.)*

Exhibit 10.2	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005. (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005.)*

Exhibit 10.3	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005. (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005.)*

Exhibit 10.4	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 8, 2005, as amended.*

Exhibit 10.5	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 8, 2005, as amended.*

Exhibit 10.6	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Bruce J. Bonnevier dated August 8, 2005, as amended.*

Exhibit 10.7	Executive Amended Employment Agreement between Hillenbrand Industries, Inc. and Kenneth A. Camp dated August 8, 2005, as amended.*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed with original filing of the Form 10-Q for the quarterly period ended June 30, 2005.

**	Filed with this Form 10-Q/A.

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