Form 10-Q
period 2005-12-31
HILLENBRAND INDUSTRIES INC
filed 2006-02-09
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005 Commission File No. 1-6651
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
Yes  Ö       No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Ö	Accelerated filer	Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No   Ö
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 61,324,917 shares as of January 31, 2006.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly
	Period Ended
	12/31/05	12/31/04
Net Revenues
Health Care sales	$195.3	$195.9
Health Care rentals	116.5	119.7
Funeral Services sales	165.7	159.2

Total revenues	477.5	474.8

Cost of Revenues
Health Care cost of goods sold	111.8	107.5
Health Care rental expenses	70.9	72.3
Funeral Services cost of goods sold	78.5	74.7

Total cost of revenues	261.2	254.5

Gross Profit	216.3	220.3

Other operating expenses	145.7	153.9
Special charges	2.4	—

Operating Profit	68.2	66.4

Other income (expense), net:
Interest expense	(5.0)	(4.2)
Investment income	14.8	6.8
Other	—	0.1

Income from Continuing Operations Before Income Taxes	78.0	69.1

Income tax expense (Note 8)	29.4	25.6

Income from Continuing Operations	48.6	43.5

Discontinued Operations (Note 4):

(Loss) income from discontinued operations before income taxes (including loss on divestiture of $1.0 and $0)	(0.5)	0.2
Income tax (benefit) expense	(0.2)	0.1

(Loss) income from discontinued operations	(0.3)	0.1

Net Income	$48.3	$43.6

Income per common share from continuing operations — Basic (Note 9)	$0.79	$0.70
(Loss) income per common share from discontinued operations — Basic (Note 9)	(0.01)	—

Net Income per Common Share — Basic	$0.79	$0.70

Income per common share from continuing operations - Diluted (Note 9)	$0.79	$0.69
(Loss) income per common share from discontinued operations - Diluted (Note 9)	(0.01)	—

Net Income per Common Share — Diluted	$0.79	$0.70

Dividends per Common Share	$0.2825	$0.28

Average Common Shares Outstanding — Basic (thousands)	61,375	62,263

Average Common Shares Outstanding — Diluted (thousands)	61,458	62,689

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/05	9/30/05
ASSETS
Current Assets
Cash and cash equivalents	$152.1	$76.8
Current investments (Note 1)	44.0	91.0
Trade receivables, net	457.1	448.1
Inventories	128.0	124.1
Deferred income taxes	129.6	122.6
Other	21.6	27.9

Total current assets	932.4	890.5

Equipment Leased to Others, net	160.9	162.8
Property, net	208.3	213.8
Investments (Note 1)	72.6	71.5

Other Assets
Intangible assets:
Goodwill	423.7	423.7
Software and other, net	168.9	172.9
Notes receivable, net of discounts	136.8	134.4
Prepaid pension costs	31.4	33.3
Deferred charges and other assets	14.5	16.3

Total other assets	775.3	780.6

Assets of Discontinued Operations (Note 4)	114.7	110.0

Total Assets	$2,264.2	$2,229.2

LIABILITIES
Current Liabilities
Trade accounts payable	$78.6	$98.0
Short-term borrowings	7.3	6.1
Accrued compensation	78.6	66.2
Income taxes payable (Note 8)	24.7	5.2
Accrued warranty (Note 11)	16.4	16.6
Accrued restructuring (Note 7)	20.1	27.8
Accrued litigation (Note 13)	358.6	358.6
Other	77.7	90.5

Total current liabilities	662.0	669.0

Long-Term Debt	348.7	350.7
Other Long-Term Liabilities	102.3	100.7
Deferred Income Taxes	44.2	36.9

Liabilities of Discontinued Operations (Note 4)	106.8	102.4

Total Liabilities	1,264.0	1,259.7

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	72.9	72.3
Retained earnings	1,526.3	1,495.4
Accumulated other comprehensive (loss) income, net-of-tax (Note 6)	(1.4)	0.5
Treasury stock	(602.0)	(603.1)

Total Shareholders’ Equity	1,000.2	969.5

Total Liabilities and Shareholders’ Equity	$2,264.2	$2,229.2

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	12/31/05	12/31/04
Operating Activities
Net income	$48.3	$43.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27.5	29.6
Accretion and capitalized interest on financing provided on divestiture	(3.5)	(3.4)
Loss on divestiture of discontinued operations (net-of-tax)	0.6	—
Investment income/gains on equity method investments	(9.1)	(1.3)
Provision for deferred income taxes	2.3	8.9
Loss on disposal of fixed assets	0.7	1.2
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	(22.7)	(27.4)
Other, net	10.2	27.1

Net cash provided by operating activities	54.3	78.3

Investing Activities
Capital expenditures and purchase of intangibles	(17.2)	(29.9)
Acquisitions of businesses, net of cash acquired	(5.7)	(8.3)
Investment purchases and capital calls	(27.2)	(54.1)
Proceeds on investment sales/maturities	83.2	27.4
Bank investments:
Purchases	(5.0)	(7.4)
Proceeds on maturities	4.7	3.9

Net cash provided by (used in) investing activities	32.8	(68.4)

Financing Activities
Change in short-term debt	1.2	0.3
Payment of cash dividends	(17.4)	(17.5)
Proceeds on exercise of options	0.8	2.8
Treasury stock acquired	(0.2)	—
Bank deposits received	4.1	2.6

Net cash used in financing activities	(11.5)	(11.8)

Effect of exchange rate changes on cash	(0.3)	0.9

Total Cash Flows	75.3	(1.0)

Cash and Cash Equivalents:
At beginning of period	76.8	127.7

At end of period	$152.1	$126.7

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand,” “the Company,” “we,” “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company,” “Batesville Casket Company,” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective business units. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
In 2004, we closed the sale of Forethought Financial Services, Inc. (“Forethought”) to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash and other consideration. Because of the need for regulatory approval, we were not able to include with that transaction the sale of Forethought Federal Savings Bank (“FFSB”), which had been a subsidiary of Forethought, but instead retained ownership of FFSB pending approval from the Office of Thrift Supervision. We received that approval at the end of December 2005 and closed the sale on January 3, 2006, receiving cash consideration of approximately $6.5 million. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006.
As the sale was not completed prior to the end of the first quarter of fiscal 2006, the operations of FFSB continued to be presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented herein. Under this presentation, the revenues and costs associated with the business have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. On the Condensed Consolidated Balance Sheets, the assets and liabilities of FFSB are also presented separately. Within the Condensed Consolidated Statements of Cash Flows, year-to-date operating, investing and financing activities of FFSB are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Revision of Prior Year Amounts
Certain immaterial prior year amounts have been revised to appropriately reflect $5.5 million of stock-based accrued compensation as equity as opposed to a liability. This revision had no impact on results of operations, cash flows or earnings per share.

Current Investments
At December 31, 2005 and September 30, 2005, we held $44.0 million and $91.0 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.
Investments
We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Other income in the Condensed Consolidated Statements of Income. Our portion of any unrealized gains (losses) related to such investments are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains and losses. Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies. The majority of these private equity limited partnerships were retained by us upon the divestiture of Forethought. Other minority investments are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee. The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is recorded at amortized cost and classified as held-to-maturity.
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
For the quarterly periods ended December 31, 2005 and 2004, we recognized investment income and capital gains on our investments of $9.1 million and $1.3 million, respectively. These amounts were recorded as a component of Investment income within our Condensed Consolidated Statements of Income.
Stock-Based Compensation
Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we will apply the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time.

The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.
Some of our stock-based compensation awards, including both stock options and restricted stock units, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the Company. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service. Recognizing that many companies followed the approach formerly used by the Company, the SEC issued guidance on converting to accelerated vesting for the remaining portion of unvested outstanding awards. Our transition to this new accelerated vesting was negligible due to our decision to accelerate the vesting of underwater stock options in the fourth quarter of fiscal 2005 as outlined below and the relatively recent introduction of restricted stock units.
An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. Primarily due to our decision to accelerate the vesting of underwater stock options, the effect of this accounting change on existing nonvested stock compensation was negligible.
On September 1, 2005, we accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under our stock option plans. As such, we fully vested options to purchase 793,117 shares of our common stock with exercise prices greater than or equal to $50.48 per share. There was no expense recognition under the intrinsic value method to our Condensed Consolidated Statements of Income as a result of this action. The total avoided future compensation expense of $3.5 million (net-of-tax) on the acceleration of these options appears as a pro forma expense in the fourth quarter of 2005, as permitted in guidance provided by the Financial Accounting Standards Board (“FASB”).
The purpose of the accelerated vesting of these options was to reduce our future reported compensation expense upon the adoption of SFAS 123(R) in the first quarter of 2006. Additionally, the accelerated underwater stock options may not have been fully achieving their original objectives of incentive compensation and employee retention. The acceleration may have had a positive effect on employee morale, retention and perception of value. Our Board of Directors believed, based on the potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its Shareholders.
As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before income taxes and net income for the quarter ended December 31, 2005, are $0.3 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. There was no effect on basic and diluted earnings per share from continuing operations as a result of the adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification had no impact on our Condensed Consolidated Statement of Cash Flows in the current period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation in fiscal year 2005. The fair value of stock option grants are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Because of the change in expense recognition for retirement eligible employees, the application of estimated forfeitures, the 2005 acceleration of vesting on underwater stock options, the fact that our options vest over three years and additional stock-based compensation grants have been made subsequent to the adoption of SFAS No. 123(R), the results of expensing stock-based compensation in future periods may have a materially different effect on net income than that presented below.

Quarterly
Period Ended
12/31/04

Net income, as reported	$43.6
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	0.6
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(1.6)

Pro forma net income	$42.6

Earnings per share:
Basic — as reported	$0.70
Basic — pro forma	$0.69

Diluted — as reported	$0.70
Diluted — pro forma	$0.68

New Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 clarifies a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by September 30, 2006. We are currently evaluating the effect of this Interpretation on our consolidated financial statements and results of operations.

2.    Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity:

	12/31/05	9/30/05
Allowance for possible losses and discounts on trade receivables	$47.1	$39.3

Inventories:
Finished products	$86.5	$85.3
Work in process	13.8	13.1
Raw materials	27.7	25.7

Total inventory	$128.0	$124.1

Accumulated depreciation of equipment leased to others and property	$683.8	$666.7

Accumulated amortization of intangible assets	$102.7	$99.6

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,293,524	61,263,558

Treasury shares outstanding	19,030,388	19,060,354
3.    Acquisitions
During fiscal 2004, Hill-Rom completed the acquisitions of Advanced Respiratory, Inc. (“ARI”), Mediq, Incorporated (“Mediq”) and NaviCare Systems, Inc. (“NaviCare”). The results of these businesses have been included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.
On October 17, 2003, Hill-Rom acquired ARI, a manufacturer and distributor of non-invasive airway clearance products and systems, for approximately $105.2 million. This purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004 and a first quarter 2006 payment of $5.7 million that had been previously deferred and accrued in the Condensed Consolidated Balance Sheet as of September 30, 2005. All purchase price obligations relative to ARI have now been completed.
On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $334.8 million. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at December 31, 2005 related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price. We currently estimate that any adjustment related to Mediq’s pension plan will be favorable to us. Final resolution of the remaining amount in escrow is expected to occur in fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted downward accordingly.
On January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not already own for approximately $14.1 million.

The allocation of purchase price for these acquisitions is complete, with the exception of the finalization of the Mediq escrow account outlined above and for certain tax valuation allowances also related to Mediq that would be recognized as a reduction of goodwill if ever realized.
4.    Discontinued Operations
With the exception of Forethought Federal Savings Bank (“FFSB”), on July 1, 2004, we completed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was approximately $295.1 million. Hillenbrand received cash proceeds in the transaction of approximately $104.9 million. An additional cash payment of approximately $6.5 million was received in January 2006, upon the closure of the sale of FFSB. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006.
As the sale of FFSB was not completed prior to the end of the first quarter of fiscal 2006, its results continued to be reflected as discontinued operations within the Condensed Consolidated Statements of Income for all periods presented herein in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Operating results for FFSB were as follows for the quarterly periods ended December 31, 2005 and 2004:

	Quarterly Period Ended
	12/31/05	12/31/04

Investment income	$1.4	$1.2
Other	(0.3)	(0.2)

Net revenues from discontinued operations	1.1	1.0

Other operating expenses	0.6	0.8
Loss on divestiture	1.0	—

Pre-tax (loss) income from discontinued operations	(0.5)	0.2
Income tax (benefit) expense	(0.2)	0.1

(Loss) income from discontinued operations	$(0.3)	$0.1

The assets and liabilities of FFSB are included in the assets and liabilities of discontinued operations which were presented on separate line items within the Condensed Consolidated Balance Sheets as of December 31, 2005 and September 30, 2005. Components of assets and liabilities of discontinued operations were as follows:

	12/31/05	9/30/05

Investments	$112.9	$108.5
Other assets	1.8	1.5

Assets of discontinued operations	114.7	110.0

Liabilities	106.8	102.4

Net assets of discontinued operations	$7.9	$7.6

5.    Retirement Plans
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
 The components of net pension expense for defined benefit retirement plans for the quarterly periods ended December 31, 2005 and 2004 were as follows:

	Quarterly
	Period Ended
	12/31/05	12/31/04
Service cost	$2.8	$2.5
Interest cost	5.1	4.7
Expected return on plan assets	(6.1)	(4.5)
Amortization of prior service cost, net	0.4	0.3
Actuarial loss	0.3	—

Net periodic benefit cost	$2.5	$3.0

As of December 31, 2005 we have made contributions of approximately $0.2 million to our defined benefit retirement plans during fiscal 2006. We presently anticipate contributing an additional $1.6 million during fiscal year 2006 to fund our pension plans, for a total contribution of $1.8 million. In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan will be reduced.
We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $3.4 million and $3.9 million, for the quarterly periods ended December 31, 2005 and 2004, respectively. We expect to contribute an additional $12.4 million to the plans during the remainder of fiscal year 2006 for a total of $15.8 million compared to $14.7 million in fiscal 2005. The nonqualified plans are unfunded and carried a liability of less than $1 million at December 31, 2005 and September 30, 2005.
6.    Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income are as follows:

	Quarterly
	Period Ended
	12/31/05	12/31/04
Net income	$48.3	$43.6

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period, net-of-tax	5.1	0.2
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(5.7)	(0.4)

Net unrealized loss, net-of-tax	(0.6)	(0.2)

Foreign currency translation adjustment, net-of-tax	(1.1)	4.7

Minimum pension liability, net-of-tax	(0.2)	(0.8)

Comprehensive income	$46.4	$47.3

The composition of accumulated other comprehensive (loss) income at December 31, 2005 and September 30, 2005 was the cumulative adjustment for unrealized gains on available-for-sale securities of $8.3 million and $8.9 million, respectively, foreign currency translation adjustments of ($2.7) million and ($1.6) million, respectively, and a minimum pension liability adjustment of ($7.0) million and ($6.8) million, respectively.
7.    Special Charges
2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, including cash charges related to severance and benefits costs ($24.0 million) and contract termination costs ($0.8 million). The reduction in employees participating in our Supplemental Executive Retirement plan related to this action necessitated a curtailment charge of approximately $1.2 million. Non-cash charges of $4.8 million were incurred related to the asset impairments previously mentioned.

Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility, was as follows:

	Balance at	Subsequent		Balance at
	9/30/2005	Provisions	Payments	12/31/2005

Severance and related benefits	$22.4	$2.4	$7.8	$17.0
Contract termination costs	0.8	—	0.4	0.4

Totals	$23.2	$2.4	$8.2	$17.4

In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred over the next twelve to fifteen months, most notably in Europe. As of December 31, 2005, approximately $17.4 million remained in the reserve related to these actions.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action will be paid in cash and are expected to be incurred over the next nine months. At December 31, 2005, approximately $0.5 million remained in the reserve.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants is expected to result in a total pre-tax charge of approximately $4.5 million, that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At December 31, 2005, approximately $0.7 million remained in the reserve.
Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $1.9 million remained in the reserve at December 31, 2005, of which $1.1 million was paid in January 2006. The remaining $0.8 million relates primarily to health care and other benefits that will be paid through 2013.
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million associated with severance and benefit-related costs. As of December 31, 2005, approximately $0.3 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.

8.   Income Taxes
The effective tax rate for the first quarter of fiscal 2006 was 37.7 percent compared to 37.0 percent for the first quarter of 2005. The higher rate in 2006 when compared to the prior year is the result of a number of factors, including a higher foreign tax rate differential and the reduced availability of tax credits in the U.S.
These unfavorable impacts are being partially offset in the first quarter of fiscal 2006 through the recognition of certain discrete period tax benefits related to the filing of amended state tax returns and the finalization of other tax positions. These items resulted in the recognition of tax benefits of approximately $1.2 million during the quarter, thus reducing our effective tax rate from approximately 39.0 percent to 37.7 percent for the quarter.
9.    Earnings per Common Share
Basic earnings per share were calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 1,942,132 and 902,444 for the three-month periods ended December 31, 2005 and 2004. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.
Earnings per share is calculated as follows:

	Quarterly
	Period Ended
	12/31/05	12/31/04

Net income (in thousands)	$48,276	$43,650

Average shares outstanding - Basic (thousands)	61,375	62,263
Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	83	426

Average shares outstanding - Diluted (thousands)	61,458	62,689

Income per common share from continuing operations — Basic	$0.79	$0.70
(Loss) income per common share from discontinued operations — Basic	(0.01)	—

Net income per common share — Basic	$0.79	$0.70

Income per common share from continuing operations — Diluted	$0.79	$0.69
(Loss) income per common share from discontinued operations — Diluted	(0.01)	—

Net income per common share — Diluted	$0.79	$0.70

Note: Certain per share amounts may not accurately add due to rounding.
10.   Stock Based Compensation
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
As of December 31, 2005, 2,394,364 option shares have been granted and 653,575 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 504,871 restricted stock units have been granted and 103,980 restricted stock units have been cancelled under the Stock Incentive Plan. A total of 3,152,931 shares remain available for future grants under all aspects of the Stock Incentive Plan.
The compensation cost that was charged against income for all plans was $0.9 million and $1.0 million for the quarters ended December 31, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for stock compensation agreements was $0.3 million and $0.4 million for the quarters ended December 31, 2005 and 2004, respectively. Had we followed SFAS 123 instead of APB Opinion No. 25, and as disclosed in the additional pro forma information in Note 1, we would have recorded an additional net of tax charge of $1.0 million for the quarter ended December 31, 2004.
We have a policy of repurchasing shares on the open market to satisfy stock option exercises and stock distributions. At December 31, 2005, the Company holds 19,030,388 shares of Treasury Stock, and therefore will not be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and share distributions.
Stock Options
The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. The weighted average fair value of options granted was $11.97 and $13.19 per share for the first three months of fiscal years 2006 and 2005, respectively. The following assumptions were used in the determination of fair value in each period:

	2006	2005
Risk-free interest rate	4.3 - 4.5%	2.6 - 4.1%
Dividend yield	1.8 - 2.3%	1.7 - 2.1%
Weighted average dividend yield	2.0%	1.8%
Volatility factor	20.4 - 25.3%	20.2 - 25.9%
Weighted average volatility factor	22.8%	23.5%
Weighted average expected life	7.8 years	6.8 years
The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and our expectation of dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the quarter ended December 31, 2005 is based on historical volatility. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by the Company.
The following table summarizes transactions under our current and predecessor stock option plans for the first three months of fiscal year 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
Options	Shares	Price	Term	(in millions)

Outstanding at October 1, 2005	2,338,341	$51.21
Granted	366,814	48.96
Exercised	(20,000)	42.13
Forfeited	(76,018)	54.35

Outstanding at December 31, 2005	2,609,137	$50.87	6.56	$4.8

Exercisable at December 31, 2005	2,253,223	$51.18	6.03	$4.6

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Hillenbrand’s closing stock price of $49.41 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of Hillenbrand’s stock.
As of December 31, 2005, there was $4.2 million of total unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.7 years. The total intrinsic value of options exercised during the quarters ended December 31, 2005 and 2004 was $0.1 million and $0.6 million, respectively.
On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is the value at the date of grant ranging between $48.96 and $69.25 per share. The grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of December 31, 2005, a total of 5,906 stock units have accumulated on nonvested RSUs due to dividend reinvestment.
The following table summarizes transactions for our RSUs, excluding dividend reinvestment units, for the first three months of fiscal year 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Share Units	Fair Value

RSUs at October 1, 2005	198,880	$55.84
Granted	97,296	48.96
Vested	(15,930)	57.91
Forfeited	(12,407)	54.24

RSUs at December 31, 2005	267,839	$53.29

As of December 31, 2005, there was $10.6 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 4.0 years. The total vest date fair value of shares vested during the quarter ended December 31, 2005 was $0.8 million.
Deferred Stock
Under the terms of the plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted RSUs (or deferred stock awards), which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period after the date that a director ceases to be a member of our Board of Directors (75 days for the 2005 grant and six months for the 2004 grant). In 2005, the annual grant consisted of 1,800 RSUs for each non-employee director. The annual grant for the Chairman of the Board is 3,500 RSUs.
Members of the Board of Directors may elect to defer fees earned and invest them in common stock of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 1,813 deferred shares are payable as of December 31, 2005 under this program.
We have historically had various other stock-based compensation programs, including a long-term performance based plan. Shares granted under these predecessor programs were contingent upon continued employment over specified terms, generally not exceeding three years, and some required the achievement of pre-established and approved financial objectives. As of December 31, 2005, there are 55,279 shares which are deferred, but fully vested and payable.
11.    Guarantees
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

	Quarterly
	Period Ended
	12/31/05	12/31/04

Balance at beginning of period	$16.6	$18.6

Provision for warranties during the period	4.0	4.1

Warranty claims during the period	(4.2)	(3.9)

Balance at end of period	$16.4	$18.8

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
12.   Segment Reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires reporting of segment information that is consistent with the way in which management operates and views the Company.
We are organized into two operating companies serving the health care and funeral service industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and a provider of biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Batesville Casket serves the funeral service industry and manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville’s products are sold to licensed funeral professionals operating licensed funeral homes.
With the combination of the Corporate and Hill-Rom organizational structures and the new Hill-Rom strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, as announced in the fourth quarter of fiscal 2005, numerous changes have recently been made to the manner in which management operates and views the Company. To help affect these changes, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. In addition, Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Further, Home care products and services and surgical accessories are now provided through a separate division. Finally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom to improve overall efficiency and effectiveness.
With the implementation of these changes, our reporting structure now includes the following reporting segments:
•	Hill-Rom North America Sales, Service and Marketing (“NASSM” or “North America”)

•	Hill-Rom International (“International”)

•	Hill-Rom Home Care and Surgical Accessories (“Home Care and Surgical”)

•	Batesville Casket

For the combined Hill-Rom and Corporate organizations, we also break out certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We also break out certain continuing public entity and corporate-related costs separately to improve readability and understanding of our reporting segment financial information.
In terms of the manner in which performance of the reporting segments is evaluated, performance of the combined Hill-Rom and Corporate organizations is now measured on a divisional income basis before special charges. Divisional income under this approach is defined as divisional gross profit, less direct operating costs of the respective division. This measure excludes a number of functional costs that are managed on an overall Hill-Rom/Corporate basis, including research and development, distribution, finance, information technology, human resources, legal, regulatory and strategy. As the Home Care and Surgical Accessories division operates as a separate division, certain of these defined functional costs are borne directly by them and are therefore included in their divisional income.
With respect to the reporting of revenues in this structure, the division responsible for the ultimate sale to the end customer is the only division to receive credit for the revenue. As a result, there are no intersegment sales between the divisions requiring elimination for segment reporting purposes.
The performance of Batesville Casket is measured on the basis of income from continuing operations before special charges and income taxes.
Intersegment sales do not occur between Hill-Rom and Batesville Casket. The results of Forethought Federal Savings Bank, a subsidiary of Forethought Financial Services which was previously considered a reporting segment, are presented in the results from discontinued operations as further discussed in Note 4 to the Condensed Consolidated Financial Statements.

     Financial information regarding our reportable segments is presented below. Segment data for 2005 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended December 31, 2005

Net revenues	$223.7	$57.4	$30.7	$—	$311.8	$165.7	$477.5
Divisional income (loss)	$77.3	$14.6	$9.1	$(66.1)	$34.9
Public entity costs and other					$(5.9)
Income from continuing operations before income taxes and special charges					$38.7	$41.7	$80.4
Special charges							$(2.4)

Income from continuing operations before income taxes							$78.0
Income tax expense							$29.4

Income from continuing operations							$48.6
Loss from discontinued operations							$(0.3)

Net income							$48.3

Assets					$1,975.1	$289.1	$2,264.2
Capital expenditures and intangible assets					$14.1	$3.1	$17.2
Depreciation and amortization					$23.2	$4.3	$27.5

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended December 31, 2004

Net revenues	$232.3	$51.0	$32.3	$—	$315.6	$159.2	$474.8
Divisional income (loss)	$86.9	$8.7	$9.7	$(72.2)	$33.1
Public entity costs and other					$(6.8)
Income from continuing operations before income taxes and special charges					$28.6	$40.5	$69.1
Special charges							$—

Income from continuing operations before income taxes							$69.1
Income tax expense							$25.6

Income from continuing operations							$43.5
Income from discontinued operations							$0.1

Net income							$43.6

Assets					$1,817.3	$286.7	$2,104.0
Capital expenditures and intangible assets					$28.4	$1.5	$29.9
Depreciation and amortization					$25.2	$4.4	$29.6

13.   Commitments and Contingencies
On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. On February 3, 2006 the Court preliminarily approved a definitive agreement to settle the case for $337.5 million in cash entered into as of February 2, 2006 among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System and its attorneys. The settlement agreement includes Hill-Rom’s commitment to continue certain company initiated discounting practices for a period of three years.
The proposed settlement is subject to final Court approval in connection with a fairness hearing following notice to class members. The Court has scheduled the fairness hearing on June 12, 2006. If finally approved by the Court, the settlement is expected to resolve all of the plaintiffs’ claims and those of most U.S. and Canadian purchasers or renters of Hill-Rom products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, including all claims that may result from the current or future effects of conduct or events occurring through February 2, 2006. While we are encouraged by progress toward a final settlement, there is no assurance that the Court will ultimately grant final approval of the settlement. Moreover, we have the option to terminate the settlement agreement if the total of opt out purchases and rentals as a percentage of all purchases and rentals exceeds a confidential percentage. U.S. and Canadian governmental purchases and rentals are excluded from that calculation.

In connection with our assessment that it was probable that a settlement would be reached and will be finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which includes certain legal and other costs associated with the proposed settlement.
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
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and its Batesville Casket Company, Inc. subsidiary (“Batesville”), in the United States District Court for the Northern District of California (“Court”). This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
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
 On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The only other purported consumer class action, Fancher v. SCI et al., has also been consolidated with the FCA case for discovery purposes by the Court in Texas, though the plaintiffs in that case have filed and are proceeding under a separate amended complaint. The amended complaints contain the same basic allegations as the original FCA complaint.
 The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. The Fancher plaintiffs seek certification of a broader class: all United States consumers and entities who purchased Batesville caskets from any source at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
 On November 10, 2005, Batesville, Hillenbrand, and other defendants moved to dismiss the amended FCA complaint. A hearing on scheduling occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur on December 5, 2006. The trial in this matter is scheduled to begin on or about February 4, 2008.
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
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (CIDs) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 23 state attorneys general offices are participating in the joint investigation, although more could join. Batesville has begun production of documents in response to the CIDs.
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
Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates of ultimate projected losses used to determine accrual adequacy for losses incurred prior to December 1999.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended September 30, 2005.
Overview
Hillenbrand Industries is organized into two operating companies serving the health care and funeral service industries.
Hill-Rom is a leader in the worldwide health care community. Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing and other personalization and memorialization products.
With the combination of the Corporate and Hill-Rom organizational structures and the new Hill-Rom strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, as announced in the fourth quarter of fiscal 2005, numerous changes have recently been made to the manner in which management operates and views the Company. To help affect these changes, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. In addition, Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Further, home care products and services and surgical accessories are now provided through a separate division. Finally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology were consolidated with those of Hill-Rom to improve overall efficiency and effectiveness.
With the implementation of these changes, our reporting structure now includes the following reporting segments:
•	Hill-Rom North America Sales, Service and Marketing (“NASSM” or “North America”)

•	Hill-Rom International (“International”)

•	Hill-Rom Home Care and Surgical Accessories (“Home Care and Surgical”)

•	Batesville Casket
For the combined Hill-Rom and Corporate organizations, we also break out certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We also break out certain continuing public entity and corporate-related costs separately to improve readability and understanding of our reporting segment financial information.
In our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview — Fiscal 2006” a discussion of the material trends affecting our businesses and our strategic objectives for fiscal 2006. Except as updated by the following discussion, the trends described in the 2005 Form 10-K continue to apply, and while we have not made any significant changes in our strategy, we have also provided below an update with respect to certain key initiatives.

     At Hill-Rom, we have made progress executing against the following elements of our overall strategic plan for fiscal year 2006.
•	Implementing a customer centric sales and service model. We have completed the realignment of our sales and service model to more closely align ourselves with our customers, who have provided positive feedback. In conjunction with this effort, we have better aligned sales incentives, territories and field management to eliminate redundancy and increase accountability. This new alignment and the focus of our integrated sales and service teams should improve customer relationships.

•	Streamlining the business to reduce cost and complexity. The previously announced combination of the Hill-Rom and Hillenbrand corporate infrastructures is already achieving its intended benefits, as evidenced by the lower operating expenses experienced during the quarter. Further, our restructuring efforts in France are also resulting in continued improvements in overall European operating results.

•	Strengthening our core businesses and improving product planning, development and sourcing processes. While these strategic components are longer term in nature, they are progressing as planned. The strategic initiatives described above support the strengthening of our core businesses. We must also continue to endeavor to deliver best in class, high quality, cost effective products and services to our customers. To this end, we recently completed a comprehensive reassessment of our pipeline of research and development projects, focusing on those products and services that would best support our core frames, support surfaces and services businesses. Numerous projects were eliminated from the pipeline while others were allocated increased funding and their timelines accelerated. We have also initiated improvements in our customer validation processes in order to gain additional customer insights and opinions earlier in the development process.
We are also in various stages of submitting bids for or negotiating new or amended group purchasing organization (“GPO”) contracts to replace our expired or expiring contracts, most of which are either sole or dual-source contracts that have reached or will reach the end of their current terms within the next six months. Indications thus far have confirmed our expectations that, given the industry trend toward multi-source GPO agreements and other factors, it will be difficult to maintain our sole or dual-source status on these contracts. We may also become an alternative source for some member organizations of GPOs to which we are not currently a designated supplier.

Even in the case of sole-source contracts, many of our sales are made on a competitive basis because actual purchasing decisions are made by the GPO member organizations and not by the GPOs themselves. Individual hospitals often seek product standardization and remain with the supplier with which they have had a previous relationship. Changing suppliers can result in costly retraining of clinical staff and possibly changes in protocols. Because of these dynamics, the award of a sole source GPO agreement does not generally result in exclusivity for all of that GPO’s member organizations. Likewise, the loss of a sole-source agreement or change of an agreement from sole to multi-source agreement does not generally result in the inability to make continued sales to any of the applicable GPO member organizations. It is, therefore, difficult to predict with certainty the effect on our business and results of operations if sole source contracts are replaced with multi-source agreements, although such a change could reduce our sales to members of the applicable GPOs.

The results of these negotiations may result in other changes in our current relationship with a number of GPOs and/or their member organizations, including possible changes in product line mix, average net pricing, volume and sourcing provisions. Depending on the significance of any such changes, our financial condition, results of operations and cash flows could be materially adversely affected.

Within our health care rental business, we continue to experience fulfillment issues related to a lack of product availability and an aging of our rental fleet. We are continuing to invest in an effort to upgrade our rental fleet, with capital expenditures of between $50 million and $60 million expected in fiscal 2006.
Our efforts also continue in the stabilization of our new rental business system solution. While we are not yet fully satisfied with the operation of the system, we are making progress. Many of the system-related issues have been addressed and we expect our attention to now shift to areas to increase the efficiency and effectiveness of operating this new system. This includes continued user training, system enhancements, an increased focus on equipment management, and the leveraging of the benefits of handheld devices deployed to increase the efficiency and accuracy of delivery, pick-up and other equipment transactions. The focus of our field sales personnel on stabilization efforts, however, has had an impact on the time available for them to devote to customer account conversions. This has been most noted in our bariatric surface products, where revenues are down year over year.
In the regulatory and legislative area, recently passed deficit reduction legislation reformed rules regarding Medicare beneficiary rental and ownership of durable medical equipment, along with payments for service and maintenance of such equipment. We are studying the financial impact of this measure, but at this time do not believe it to be material.
Important elements of Batesville’s fiscal year 2006 strategy include the retention of national account customers, growth in Batesville’s revenue from independent funeral homes, the consolidation of wood manufacturing, and an increase in revenue through a jobber supply strategy. We recently completed renegotiation of a new four-year, sole-source supply agreement with Stewart Enterprises. We also recently signed a new two-year agreement with Carriage Services. Negotiations are continuing with respect to our largest customer contract, Service Corporation International (“SCI”), however, while these negotiations are continuing SCI continues to purchase from us in order to fulfill volume commitment shortfalls under their previous contract.
We have also completed our wood plant consolidation, finalizing production in our New Hampshire facility and transitioning those products to our plant in Batesville, Mississippi. We will work to bring all production in Mississippi up to full capacity through the first half of the year, while working down the inventory we built to ensure product availability through the transition period.
With respect to both the health care and funeral service businesses, thus far in fiscal 2006, we have not seen significant indications or evidence of pneumonia or influenza, which is generally a seasonal occurrence that favorably impacts both businesses. The timing and severity of any such outbreak varies year-to-year as was the case in fiscal 2005 when the impacts of pneumonia and influenza arrived later than normal and the influenza strain was much less virulent than that in fiscal 2004. The timing and severity of an outbreak could affect, favorably or unfavorably, our revenues and profitability.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of revenues and gross profit by operating company.
Consolidated Revenues

	Three Months Ended
	December 31,
(Dollars in millions)	2005	2004	% Change

Revenues:
Health Care sales	$195.3	$195.9	(0.3)
Health Care rentals	116.5	119.7	(2.7)
Funeral Services sales	165.7	159.2	4.1

Total Revenues	$477.5	$474.8	0.6

Consolidated revenues for the first quarter of 2006 increased $2.7 million, or 0.6 percent, compared to the first quarter of 2005. The increase in revenues was primarily related to Funeral Services sales revenues increasing $6.5 million from the prior year resulting from favorable net price realization. Health Care rental revenues decreased $3.2 million related to lower volumes and continued weak pricing, unfavorable foreign exchange and reduced rentals of The Vest™. Health Care sales revenues decreased $0.6 million in the first quarter due primarily to lower pricing and unfavorable foreign exchange.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$83.5	42.8	$88.4	45.1
Health Care rentals	45.6	39.1	47.4	39.6
Funeral Services	87.2	52.6	84.5	53.1

Total Gross Profit	$216.3	45.3	$220.3	46.4

Consolidated gross profit for the first quarter of 2006 decreased $4.0 million, or 1.8 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 45.3 percent fell from 46.4 percent in the prior year period. Health Care sales gross profit decreased $4.9 million despite relatively flat revenues primarily due to lower pricing and unfavorable mix. Margins as a percent of revenues declined as a result of the same factors. The decrease in Health Care rental gross profit was largely due to lower volumes and continued weak pricing. These items, along with the drop in high margin revenues from The Vest™, also impacted Health Care rental gross profit as a percentage of revenues, which decreased to 39.1 percent in the first quarter. Funeral Services gross profit increased $2.7 million, driven by favorable price realization and continued productivity improvements at our manufacturing locations, partially offset by a continued gradual shift in product mix from metal to wood caskets and generally to lower-end products that have slightly lower margins, incremental costs associated with the wood plant consolidation, higher utility costs and general salary and benefit inflation.
Other

	Three Months Ended
	December 31,
(Dollars in millions)	2005	2004	% Change

Other operating expenses	$145.7	$153.9	(5.3)
Percent of Total Revenues	30.5%	32.4%
Special charges	2.4	—	N/A

Interest expense	$(5.0)	$(4.2)	19.0
Investment income	14.8	6.8	117.6
Other	—	0.1	(100.0)

Other income/(expense), net	$9.8	$2.7	263.0

Other operating expenses decreased $8.2 million for the three-month period ended December 31, 2005 compared to the same prior year period. As a percentage of revenues, operating expenses for the three-month period of 2006 was 30.5 percent compared to 32.4 percent in the prior year comparable period. The overall lower expense levels were partially due to savings experienced as a result of the restructuring activities at our combined Hill-Rom and Corporate organization, which reduced overall compensation by an estimated $5.8 million. Pension costs were down approximately $1.9 million as a result of the prior year funding of a defined benefit pension plan, while health care costs were also down $0.8 million for the quarter. Additional favorability was also experienced in the areas of new product development and engineering, along with lower marketing spend based on the timing of certain programs. This favorability was partially offset by increased legal costs associated with defending antitrust lawsuits of $1.7 million for the three-month period of 2006 (See Note 13 of the Condensed Consolidated Financial Statements for more information). General salary inflation also partially offset the favorability above.
Special charges for the three-month period ended December 31, 2005 included additional charges of approximately $2.4 million, most notably in Europe, as we continued with the restructuring activities previously announced in the fourth quarter of fiscal 2005. (See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.)
Interest expense increased $0.8 million compared to the first quarter of 2005 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income for the quarter increased $8.0 million in 2006 from the comparable period of 2005 due to the favorable performance of the retained limited partnership investments from which significant gains and corresponding cash distributions were received during the quarter. Other expense was negligible in both three-month periods ended December 31, 2005 and 2004.
The effective tax rate for the first quarter of fiscal 2006 was 37.7 percent compared to 37.0 percent for the first quarter of 2005. The higher rate in 2006 when compared to the prior year is the result of a number of factors, including a higher foreign tax rate differential and the reduced availability of tax credits in the U.S. The tax rate is being unfavorably impacted by in excess of one percent as a result of a higher foreign tax rate differential related primarily to the continuation of restructuring activities in France. As outlined in the Special Charges note (Note 7) of this Form 10-Q, charges of up to $8 million, including those already taken in the first quarter, may be incurred for the year in France, resulting in higher losses for which no tax benefits can be recognized currently. With a full valuation allowance on losses in France, if we are successful in our restructuring efforts and return France to profitability, our effective tax rate in future years should be favorably impacted based on our ability to release the recorded valuation allowance and recognize the tax benefits of the existing losses. The lower tax credits, which unfavorably impact our tax rate by nearly 0.8 percent, relate primarily to the expiring research and development credit. While it is possible, if not likely, that this credit will be extended later this year, no benefit will be taken until such time as any extension is enacted.
These unfavorable impacts are being partially offset in the first quarter of fiscal 2006 through the recognition of certain discrete period tax benefits related to the filing of amended state tax returns and the finalization of other tax positions. These items resulted in the recognition of tax benefits of approximately $1.2 million during the quarter, thus reducing our effective tax rate from approximately 39.0 percent to 37.7 percent for the quarter.
In addition to the effective tax rate being higher than last year, it is also higher than we had originally forecast for the year as a result of a number of factors, some directly attributable to the anticipated settlement of the Spartanburg litigation further outlined in the Commitments and Contingencies note (Note 13) of this Form 10-Q. Upon finalization and funding of this settlement, which was fully accrued in the fourth quarter of fiscal 2005, we anticipate reporting a tax loss for the current fiscal year. As a result of this loss, we will not be able to take advantage of the current year phase-in of the deduction for qualified domestic production activities as provided in the American Jobs Creation Act of 2004. This deduction would have yielded a benefit to our 2006 effective rate of an estimated 1.0 percent. A further impact of the settlement on the effective tax rate corresponds with the significant decline in tax-exempt income that will result with funding of the anticipated settlement of the Spartanburg litigation. The estimated reduction in tax-exempt income added an estimated 0.5 percent to our effective tax rate over that originally anticipated.
As with the year over year comparison, our originally expected effective tax rate is also being adversely impacted by the continuation of restructuring activities in France, which will result in a higher effective tax rate of an estimated 0.5 percent in fiscal 2006 over that originally planned.
Income from continuing operations increased $5.1 million to $48.6 million in the first quarter of 2006 compared to $43.5 million in the prior year quarter. This equates to diluted earnings per share of $0.79 for the three-month period of 2006, compared to $0.69 per share for the comparable period of 2005.
Results from discontinued operations were a loss of $0.3 million for the first quarter of 2006 compared to income of $0.1 million in the prior year. With the exception of Forethought Federal Savings Bank (“FFSB”), we completed the divestiture of Forethought Financial Services in the fourth quarter of fiscal 2004, as further described in Note 4 to the Condensed Consolidated Financial Statements. The operations of FFSB are presented as discontinued operations within our Condensed Consolidated Statements of Income for all periods presented herein. The sale of FFSB was completed on January 3, 2006. We recognized an after tax loss on this transaction of $0.6 million in the first quarter of fiscal 2006.
Operating Company Results of Operations
Health Care

	Three Months Ended
	December 31,
(Dollars in millions)	2005	2004	% Change

Revenues:
Health Care sales	$195.3	$195.9	(0.3)
Health Care rentals	$116.5	$119.7	(2.7)
Cost of revenues:
Health Care sales	$111.8	$107.5	4.0
Health Care rentals	$70.9	$72.3	(1.9)
Gross profit:
Health Care sales	$83.5	$88.4	(5.5)
Percent of revenues	42.8%	45.1%
Health Care rentals	$45.6	$47.4	(3.8)
Percent of revenues	39.1%	39.6%

Health Care Sales
Health Care sales revenues decreased $0.6 million, or 0.3 percent, in the first quarter of 2006 compared to the first quarter of 2005. The North America Sales, Service and Marketing (“NASSM”) segment experienced a decrease of approximately $7.0 million as a result of both lower volume and price. This decrease was offset by a $6.1 million increase in revenues from the International segment, net of an unfavorable foreign exchange impact of $3.5 million.
Sales of the relatively new VersaCare™ and CareAssist™ bed platforms continue to show strength, with volume increases of $10.8 million compared to prior year. This volume favorability was more than offset by lower Advanta™ volumes related to its discontinuance and lower workflow and architectural product revenues. The effects of lower volumes experienced in the North American segment were compounded by the effects of lower pricing of $2.1 million, primarily in our bed frame product lines.
Gross profit for Health Care sales decreased $4.9 million, or 5.5 percent in the three-month period ended December 31, 2005, compared to the corresponding prior year period despite relatively flat revenues in the current period. As a percentage of sales, gross profit was 42.8 percent in the three-month period of 2006 compared to 45.1 percent in the first quarter of 2005. Current year margin rates were negatively impacted by lower volumes, decreased pricing and unfavorable product mix within the North American segment. Also negatively impacting margins within North America were higher warranty and product-related expenses of approximately $1.2 million. Prior year margin rates were negatively impacted by $2.5 million of new product transition costs, partially offset by a favorable pension adjustment in Europe of $1.6 million. International margin rates, as a percentage of sales, improved 4.4 percent from the prior year in the three-month period of fiscal 2006, but could only provide a partial offset to the pressure in the North American segment. The higher International margin rates are the result of sales mix by geographic region and early benefits of the restructuring efforts currently underway.
Health Care Rental
Health Care rental revenues decreased $3.2 million for the three-month period ended December 31, 2005 compared to the same prior year period. International revenues increased slightly, despite the negative impact of foreign exchange rates of approximately $0.8 million for the three-month period. North American revenues declined $1.6 million for the three-month period, partially due to lower volumes and continued weak pricing, but also to the effects of an additional allowance for uncollectible accounts of $0.8 million. Also contributing to the overall lower rental revenues was a $2.0 million decline in Home Care, primarily the result of lower revenues on The Vest™, which were down from the prior year’s quarter due to a reduction in referral volumes and the continued effect of changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. Our rental business also continues to be somewhat adversely impacted by billing, inventory tracking and operational reporting issues related to the final phase of our Enterprise Resource Planning System.
Health Care rental gross profit decreased $1.8 million in the first quarter of 2006 compared to the prior year period. This decline is attributable to lower volumes and continued weak pricing as well as unfavorable field service spending, primarily related to continuing customer fulfillment issues and, to a lesser degree, stabilization costs associated with the information technology launch made during the third quarter of fiscal 2005. Lower rental depreciation and field sales costs of $3.2 million partially offset margin declines. International margins were up over the prior years, also providing a partial offset. As a percentage of sales, gross profit was 39.1 percent compared to 39.6 percent in the first quarter of 2005. This decrease was the direct result of the factors outlined above and the general fixed nature of our field service, sales and distribution costs.
Funeral Services

	Three Months Ended
	December 31,
(Dollars in millions)	2005	2004	% Change

Funeral Services:
Revenues	$165.7	$159.2	4.1
Cost of revenues	$78.5	$74.7	5.1
Gross profit	$87.2	$84.5	3.2
Percent of revenues	52.6%	53.1%

Funeral Services products revenues in the first quarter of 2006 increased $6.5 million, or 4.1 percent, from that reported in the prior year comparable period. Overall, burial casket volumes were slightly lower during the quarter. We believe that a soft death market based on preliminary death data released by the CDC, along with the continued gradual increase in the overall growth rate for cremations were the primary drivers of the slightly decreased burial casket volume for the first quarter. Additionally, we continued to experience an unfavorable mix within product lines of approximately $2.0 million, resulting primarily from lower sales in higher-end metal and solid hardwood product lines partially offset by increased sales of lower-end caskets. These decreases were more than offset by favorable net price realization of $8.8 million, along with increased revenues of $0.9 million resulting from favorable volume in Options cremations products and higher external jobber unit sales of $0.7 million.
Funeral Services products gross profit increased $2.7 million, or 3.2 percent, in the first quarter of 2006 compared to the same period of the prior year. As a percentage of sales, gross profit was 52.6 percent in the three-month period of 2006, compared to 53.1 percent in the comparable period of 2005. Lower burial casket volume for the three-month period, as previously discussed above under revenues, negatively impacted gross profit during the 2006 first quarter when compared to the same period of 2005. Additionally, gross profit, both dollars and as a percent of sales, has been unfavorably impacted in the quarter by a continued overall unfavorable product mix shift, incremental costs associated with our wood plant consolidation, higher utility costs and general salary and benefit inflation. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products, as well as generally to lower-end products that have lower margins. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products and at the same time increase its margins through volume growth and manufacturing cost reductions. Offsetting these unfavorable items and driving the quarter-over-quarter favorability were improved net price realization, higher volumes from Options cremation products and higher external jobber unit sales.
Gross profit percentages are exclusive of distribution costs of $22.7 million, or approximately 13.7 percent of revenues, in the first quarter of 2006, up from $20.5 million, or 12.9 percent of revenues, in the prior year period. Overall, the effect of lower volume was not enough to offset higher distribution costs from salary and benefit inflation, higher fuel costs and the opening of several new service centers. Distribution costs are included in other operating expenses for all periods.
Liquidity and Capital Resources

	December 31,
(Dollars in millions)	2005	2004

Cash and Cash Equivalents	$152.1	$126.7
Current Investments	44.0	81.7

Cash, Cash Equivalents, and Current Investments	$196.1	$208.4

We maintained strong liquidity with cash flows from operations of $54.3 million in the first quarter of fiscal 2006. As of December 31, 2005 we held $196.1 million of cash, cash equivalents, and current investments.

	Three Months Ended
	December 31,
(Dollars in millions)	2005	2004

Cash Flows Provided By (Used In):
Operating activities	$54.3	$78.3
Investing activities	32.8	(68.4)
Financing activities	(11.5)	(11.8)
Effect of exchange rate changes on cash	(0.3)	0.9

Increase (Decrease) in Cash and Cash Equivalents	$75.3	$(1.0)

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
Operating Activities
For the three-month period ended December 31, 2005, net cash provided by operating activities totaled $54.3 million compared to $78.3 million for the three months ended December 31, 2004.

Depreciation and amortization decreased slightly to $27.5 million in the first three months of fiscal 2006 from $29.6 million in the 2005 comparable period.
Changes in working capital decreased cash from operations for both periods. In the first three months of fiscal 2006, trade accounts payable decreased $19.4 million from the prior year-end resulting from normal repayments of traditionally higher fiscal year-end payables. Other reductions in operating cash flow included the increase in accounts receivable from year-end due to higher sales volumes at Batesville Casket in the period preceding the quarter-end balance sheet date versus the year-end date and the increase in inventory levels at Hill-Rom from year-end. Partially offsetting these declines in cash from operations was an increase in accrued expenses driven by increases in income taxes payable and accrued compensation. In the first quarter of 2005, trade accounts payable declined from the September 2004 year-end as a result of normal repayments of traditionally higher fiscal year-end payables. Other reductions in operating cash flow resulted from the increase in consolidated deferred income taxes and the increase in accounts receivables resulting from higher sales in December 2004. Partially offsetting these declines in cash from operations was the improved management, and corresponding reduction, of inventory levels from the fiscal 2004 year-end.
Investing Activities
Net cash provided by investing activities for the three months ended December 31, 2005 totaled $32.8 million compared to net cash used of $68.4 million for the three months ended December 31, 2004. Capital expenditures decreased to $17.2 million from $29.9 million in the prior year period. Capital expenditures decreased to $14.1 million from $28.4 million within Hill-Rom for the first three months of 2006 and 2005, respectively, due to the timing of rental fleet additions that despite lower spending to-date are anticipated to approximate fiscal 2005 levels. Batesville Casket’s capital expenditures increased to $3.1 million from $1.5 million over the same periods. Fiscal year 2006 capital expenditures are expected to approximate $127 million.
The first three months of investment activity in fiscal 2006 included $27.2 million of purchases and capital calls and $83.2 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $26.0 million of the purchases and $73.0 million of the sales for the first three months of fiscal 2006, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first three months of fiscal 2005, current investment purchases were $53.4 million with sales of $24.2 million.
On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $105.2 million. Based on net revenues achieved in fiscal 2004, an additional purchase price of $8.2 million was paid in the first quarter of 2005. In the first quarter of 2006, the final deferred acquisition payment of $5.7 million was made. All purchase price obligations relative to ARI have now been completed.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23.0 million deposited in an escrow account, of which $20.0 million remained at December 31, 2005, related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. Final resolution of the remaining amount in escrow is expected in fiscal 2006. Our current estimate is that any adjustment related to Mediq’s pension plan will be favorable to us. The purchase was initially funded from cash on hand and from our revolving Credit Facilities, but was later financed on a permanent basis through the issuance of senior notes in June 2004.

Financing Activities
Net cash used in financing activities totaled $11.5 million for the three months ended December 31, 2005 compared to $11.8 million for the three months ended December 31, 2004.
Cash dividends paid decreased to $17.4 million in the first quarter of 2006, compared to $17.5 million in the prior year comparable period due to the decline in shares outstanding. Quarterly cash dividends per share were $0.2825 in 2006 and $0.28 in 2005.
Our debt-to-capital ratio was 26.2 percent at December 31, 2005 compared to 23.2 percent at December 31, 2004. This increase was primarily due to the reduction in total capital resulting from the litigation charge recognized in the fourth quarter of fiscal 2005 related to the Spartanburg litigation settlement discussed above.
Other Liquidity Matters
As of December 31, 2005, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of December 31, 2005, we: (i) had $14.7 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $385.3 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of December 31, 2005, we had $6.7 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of December 31, 2005, we had $13.1 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
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
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge is associated with the definitive agreement to settle for $337.5 million ($212.8 million net-of-tax) the Spartanburg antitrust class action litigation lawsuit. The charge also includes certain legal and other costs related to the settlement. The settlement is subject to final court approval of the settlement agreement after a fairness hearing scheduled for June 12, 2006. An amount of $50 million is to be paid to an escrow fund pending final court approval. The remainder of the settlement amount will be payable upon final approval of the settlement agreement, which is currently expected to occur in the third quarter of our fiscal year. The funding of the settlement is currently being reviewed but could include a combination of cash on hand, short term borrowings under our revolving credit facility, and issuance of securities under our shelf registration statement. After funding the settlement, we will continue to have a solid financial position with continued strong operating cash flows, and remaining availability under our previously discussed revolving credit facility and shelf registration statement to fund the execution of our strategic initiatives.

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
During the first quarter of 2006 we did not repurchase any shares of our common stock in the open market. As of December 31, 2005, we had Board of Directors’ approval to repurchase 1,578,400 shares of our common stock. However, as a result of the anticipated Spartanburg litigation settlement discussed above, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, has determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 13 of the Condensed Consolidated Financial Statements, and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Other Actions
2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories are provided through a separate division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, including cash charges related to severance and benefits costs ($24.0 million) and contract termination costs ($0.8 million). The reduction in employees participating in our Supplemental Executive Retirement plan related to this action necessitated a curtailment charge of approximately $1.2 million. Non-cash charges of $4.8 million were incurred related to the asset impairments previously mentioned.
Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility, was as follows:

	Balance at	Subsequent		Balance at
	9/30/2005	Provisions	Payments	12/31/2005

Severance and related benefits	$22.4	$2.4	$7.8	$17.0
Contract termination costs	0.8	—	0.4	0.4

Totals	$23.2	$2.4	$8.2	$17.4

In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred over the next twelve to fifteen months, most notably in Europe. These additional costs could range up to $6 million as the voluntary severance program at our French manufacturing facility continues to progress.
As of December 31, 2005, approximately $17.4 million remained in the reserve related to these actions. Upon completion, we expect to have eliminated up to 600 positions on a worldwide basis, of which 356 positions had been eliminated at December 31, 2005.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action will be paid in cash and are expected to be incurred over the next nine months. At December 31, 2005, approximately $0.5 million remained in the reserve.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants is expected to result in a total pre-tax charge of approximately $4.5 million, that should be realized through the estimated completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At December 31, 2005, approximately $0.7 million remained in the reserve.
Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $1.9 million remained in the reserve at December 31, 2005, of which $1.1 million was paid in January 2006. The remaining $0.8 million relates primarily to health care and other benefits that will be paid through 2013.
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million associated with severance and benefit-related costs. As of December 31, 2005, approximately $0.3 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.

Off-Balance Sheet Arrangements
We have not used any off-balance sheet arrangements, other than routine operating leases.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
There has been one material change in accounting policy from those outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as outlined below:
Adoption of SFAS No. 123(R), Share-Based Payment
Prior to fiscal year 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we will apply the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement will have no effect on compensation cost recorded in fiscal year 2005 related to stock options which will continue, to be disclosed only on a pro forma basis in Note 1 of the Condensed Consolidated Financial Statements. Results for prior years have not been restated.
Stock option expense, on an after-tax basis, for the first quarter of 2006 totaled $0.2 million. We estimate after-tax expense for issued stock options will be approximately $0.9 million for the remainder of fiscal 2006, based on current forfeiture rate assumptions.
An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. Primarily due to our decision to accelerate the vesting of underwater stock options in the fourth quarter of fiscal 2005, the effect of this accounting change on existing nonvested stock compensation was negligible.
Since December 2002, the Company has issued its annual grant of stock-based compensation in the first quarter of its fiscal year. During the current quarter, the Company granted a similar split of stock options and restricted stock units as in these preceding years. See Note 10 to the Condensed Consolidated Financial Statements for further details.

Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 clarifies a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of the conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we are required to adopt FIN 47 by September 30, 2006. We are currently evaluating the effect of this Interpretation on our consolidated financial statements and results of operations.

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
We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For example:
•	Failure by us or our suppliers to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

•	Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business.

•	We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.

•	Continued declines and fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.

•	Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, warranty claims, certain regulatory approvals and other factors. The introduction of new products may also cause customers to defer purchases of existing products, which could have an adverse effect on sales.

•	Our health care and funeral services businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations, or GPOs. Our relationships with these customers and organizations pose several risks.

•	Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.

•	We may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities, including the restructuring activities announced in fiscal 2005 and those of the prior year.

•	During the third quarter of fiscal 2005, we implemented the final phase of our Enterprise Resource Planning, or ERP, system with respect to Hill-Rom’s domestic rental business. Due to complexities and business process changes associated with this implementation, we made unplanned expenditures and have encountered a number of issues related to the start-up of the system, including improper billings to customers, customer disruptions and the loss of some business. In addition, improper billings are causing delays in collections of rental receivables and could further increase the level of uncollectible amounts from our historic trends.

•	We continue to incur significant legal costs in the defense of antitrust litigation matters involving both Hill-Rom and Batesville Casket and expect these increased costs to continue for the foreseeable future. Moreover, if class certification is granted in any of these antitrust matters and the plaintiffs prevail at trial, our results of operations, financial position and liquidity could be materially adversely affected.

•	Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.

•	We are involved on an ongoing basis in claims and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.

•	Our funeral services business is facing increasing competition from a number of non-traditional sources, including sales of competitors’ caskets through internet casket retailers and large retail discount stores, and caskets manufactured abroad and imported into North America.

•	We may not be able to grow if we are unable to successfully acquire and integrate other companies.

•	As a result of our recent consolidation of management functions at Hillenbrand corporate and Hill-Rom and other realignment initiatives, the potential risks to our business of our inability to retain key personnel may be magnified.

•	Volatility in our investment portfolio or collection risk associated with our notes receivable portfolio, including amounts due in relation to the divestiture of Forethought Financial Services, could negatively impact earnings.

•	A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our financial instruments are exposed to interest rate risk. During the first quarter of 2006 and throughout fiscal 2005, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at December 31, 2005 and September 30, 2005. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $196.1 million and $167.8 million on hand at December 31, 2005 and September 30, 2005, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of December 31, 2005, the interest rate swap contracts reflected a cumulative loss of $3.2 million, compared to a cumulative loss of $1.3 million at September 30, 2005.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Interim President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2005, and as part of our organizational realignment and streamlining, we combined the finance functions, and many other functional areas as well, of Hill-Rom and Corporate. The integration of these functions resulted in the consolidation of numerous controls within the entities, as well as a significant change in the personnel responsible for executing the controls. We expect this combination to have a beneficial affect on the Company’s internal control over financial reporting in the long-term. In addition, the implementation of the final phase of our Enterprise Resource Planning system with respect to the domestic rental business of Hill-Rom in the third quarter of fiscal 2005 is continuing to have an effect on our internal control structure. This final phase, which went live effective May 9, 2005, consisted of the order management system used to process and accumulate financial data principally supporting rental revenues and receivables and various accrual accounts specific to our rental business. The system is also critical to the operational management of the rental business, including reporting utilized directly by our customers in the management of their business operations.
As previously disclosed, as a result of the significant complexities and inherent business process changes associated with this implementation, including integration of the order management activities related to the acquisitions of Mediq and ARI, we have encountered numerous issues related to the start-up and operation of this system. These issues have manifested themselves in the following key areas:
•	Improper billings to customers, including duplicate billings

•	Order fulfillment and rental asset inventory accuracy and traceability

•	Reporting of customer and management operational information

•	Customer disruption and the loss of some business

As a result of the implications associated with these issues and since certain controls within the system are still not fully functioning to our desired specifications, management continues to take additional actions to ensure the financial statements and related financial information presented in this Form 10-Q state fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles. These actions include, but were not limited to, the following:
•	The establishment of dedicated, multi-functional teams to address functional issues within the system and to redesign and train personnel on new business processes to effectively run the business with this new system

•	The performance of incremental substantive procedures, including analytical assessments, to validate the accuracy of key financial balances and amounts to ensure their accuracy

•	The continued development of reporting mechanisms to evaluate the integrity of data contained within the system and to correct such data if it is found to be in error

•	The continued enhancement of the system to add edits and other checks to reduce the likelihood of data input errors that would ultimately lead to improper billings. This includes the roll-out of hand-held, wireless devices capable of immediately updating system records as to the utilization and location of rental equipment
Management will continue to monitor internal control over financial reporting with respect to this recent system implementation, and in all other areas, and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements. We continue to devote additional resources to the stabilization of our rental business system and are now beginning to see the results of this effort. While we are not yet fully satisfied with the operation of this system, we are pleased with the progress achieved to-date. We believe many of the system-related issues have been addressed and we expect our attention to now shift to areas to increase the efficiency and effectiveness of operating this new system. This includes continued user training, system enhancements, an increased focus on equipment management and the leveraging of the benefits of handheld devices deployed to increase the efficiency and accuracy of delivery, pick-up and other equipment transactions. We will continue to operate a number of manual controls independent of the new system until such time that we can effectively rely on the internal controls inherent within the system, thus eliminating many of the temporary manual controls that we have put in place. We will continue to provide updates on the status of our efforts to bring our rental business system on-line until such time as we are fully satisfied with its operation from a compliance, regulatory, control and accuracy standpoint.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares	Maximum Number of
			Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plans or	the Plans or
Period	of Shares Purchased[1]	per Share	Programs [2]	Programs

October 1, 2005 - October 31, 2005	96	47.07	—	1,578,400

November 1, 2005 - November 30, 2005	99	45.88	—	1,578,400

December 1, 2005 - December 31, 2005	4,144	48.41	—	1,578,400

Total	4,339	48.32	—	1,578,400

1	All shares purchased in the three months ended December 31, 2005 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended December 31, 2005. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter. However, as a result of the anticipated Spartanburg litigation settlement discussed earlier in this Form 10-Q, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, has determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006.

Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Employment Agreement between Hillenbrand Industries, Inc. and John H. Dickey (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 31, 2006)

Exhibit 10.2	Settlement Agreement between Hillenbrand Industries, Inc. and Spartanburg Regional Health Services District, Inc. d/b/a Spartanburg Regional Healthcare System, Spartanburg Hospital for Restorative Care, and B.J. Workman Memorial Hospital, on behalf of themselves and others similarly situated (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

Exhibit 10.3	Employment Agreement between Hillenbrand Industries, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 7, 2006)

Exhibit 10.4	Change in Control Agreement between Hillenbrand Industries, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated February 7, 2006)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: February 9, 2006	BY:	/S/ Gregory N. Miller

Gregory N. Miller Senior Vice President and Chief Financial Officer

DATE: February 9, 2006	BY:	/S/ Richard G. Keller

Richard G. Keller Vice President, Controller and Chief Accounting Officer