Form 10-Q
period 2006-03-31
HILLENBRAND INDUSTRIES INC
filed 2006-05-10
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006	Commission File No. 1-6651
HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

1069 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 61,354,319 shares as of April 28, 2006.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Net Revenues
Health Care sales	$209.5	$197.0	$404.8	$392.9
Health Care rentals	105.5	121.8	222.0	241.5
Funeral Services sales	180.6	181.9	346.3	341.1

Total revenues	495.6	500.7	973.1	975.5

Cost of Revenues
Health Care cost of goods sold	115.4	109.3	227.2	218.3
Health Care rental expenses	70.4	73.6	141.3	145.9
Funeral Services cost of goods sold	81.6	83.5	160.1	158.2

Total cost of revenues	267.4	266.4	528.6	522.4

Gross Profit	228.2	234.3	444.5	453.1

Other operating expenses	151.3	149.0	297.0	301.4
Special charges (credits)	—	(0.1)	2.4	(0.1)

Operating Profit	76.9	85.4	145.1	151.8

Other income (expense), net:
Interest expense	(5.1)	(4.2)	(10.1)	(8.4)
Investment income	13.2	5.4	28.0	12.2
Other	(0.4)	(1.5)	(0.4)	(1.4)

Income from Continuing Operations Before Income Taxes	84.6	85.1	162.6	154.2

Income tax expense (Note 8)	30.1	31.5	59.5	57.1

Income from Continuing Operations	54.5	53.6	103.1	97.1

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes (including loss on impairment of discontinued operations of $0, $0, $1.0 and $0)	—	0.6	(0.5)	0.8
Income tax expense (benefit)	—	0.2	(0.2)	0.3

Income (loss) from discontinued operations	—	0.4	(0.3)	0.5

Net Income	$54.5	$54.0	$102.8	$97.6

Income per common share from continuing operations — Basic (Note 9)	$0.89	$0.87	$1.68	$1.57
Income (loss) per common share from discontinued operations — Basic (Note 9)	—	0.01	(0.01)	0.01

Net Income per Common Share — Basic	$0.89	$0.87	$1.67	$1.58

Income per common share from continuing operations — Diluted (Note 9)	$0.89	$0.86	$1.68	$1.56
Income (loss) per common share from discontinued operations — Diluted (Note 9)	—	0.01	(0.01)	0.01

Net Income per Common Share — Diluted	$0.89	$0.87	$1.67	$1.56

Dividends per Common Share	$0.2825	$0.28	$0.5650	$0.56

Average Common Shares Outstanding — Basic (thousands)	61,447	61,940	61,410	62,010

Average Common Shares Outstanding — Diluted (thousands)	61,579	62,389	61,514	62,442

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/06	9/30/05
ASSETS
Current Assets
Cash and cash equivalents	$88.1	$76.8
Current investments (Note 1)	102.9	91.0
Trade receivables, net	472.1	448.1
Inventories	123.6	124.1
Deferred income taxes	116.2	122.6
Other	17.5	27.9

Total current assets	920.4	890.5

Equipment Leased to Others, net	168.0	162.8
Property, net	207.5	213.8
Investments (Note 1)	63.3	71.5

Other Assets
Intangible assets:
Goodwill (Note 3)	425.4	423.7
Software and other	163.9	172.9
Notes receivable, net of discounts	137.9	134.4
Prepaid pension costs	29.4	33.3
Deferred charges and other assets	12.3	16.3

Total other assets	768.9	780.6

Assets of Discontinued Operations (Note 4)	—	110.0

Total Assets	$2,128.1	$2,229.2

LIABILITIES
Current Liabilities
Trade accounts payable	$83.1	$98.0
Short-term borrowings	12.5	6.1
Accrued compensation	72.8	66.2
Income taxes payable (Note 8)	32.9	5.2
Accrued warranty (Note 11)	16.5	16.6
Accrued restructuring (Note 7)	10.9	27.8
Accrued litigation (Note 13)	301.9	358.6
Other	78.6	90.5

Total current liabilities	609.2	669.0
Long-Term Debt	346.2	350.7
Other Long-Term Liabilities	87.7	100.7
Deferred Income Taxes	49.0	36.9

Liabilities of Discontinued Operations (Note 4)	—	102.4

Total Liabilities	1,092.1	1,259.7

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common stock	4.4	4.4
Additional paid-in capital	75.3	72.3
Retained earnings	1,563.4	1,495.4
Accumulated other comprehensive (loss) income (Note 6)	(6.9)	0.5
Treasury stock	(600.2)	(603.1)

Total Shareholders’ Equity	1,036.0	969.5

Total Liabilities and Shareholders’ Equity	$2,128.1	$2,229.2

     See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	3/31/06	3/31/05
Operating Activities
Net income	$102.8	$97.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	54.4	57.8
Accretion and capitalized interest on financing provided on divestiture	(7.1)	(6.9)
Investment income/gains on equity method investments	(10.1)	(1.3)
Investment impairments	2.0	0.1
Provision for deferred income taxes	22.0	16.9
Loss on divestiture of discontinued operations (net-of-tax)	0.6	—
Loss on disposal of fixed assets	2.3	2.7
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(72.9)	(38.6)
Other, net	(9.9)	13.7

Net cash provided by operating activities	84.1	142.0

Investing Activities
Capital expenditures and purchase of intangibles	(45.7)	(54.1)
Proceeds on sale of business	6.5	—
Acquisitions of businesses, net of cash acquired	(8.2)	(9.4)
Investment purchases and capital calls	(124.1)	(85.8)
Proceeds on investment sales/maturities	120.8	29.6
Bank investments:
Purchases	(5.0)	(7.4)
Proceeds on sales/maturities	4.7	12.5

Net cash used in investing activities	(51.0)	(114.6)

Financing Activities
Change in short-term debt	6.4	(0.2)
Payment of cash dividends	(34.8)	(34.5)
Proceeds on exercise of options	2.9	8.8
Treasury stock acquired	(0.5)	(33.7)
Bank deposits received	4.1	6.5

Net cash used in financing activities	(21.9)	(53.1)

Effect of exchange rate changes on cash	0.1	0.4

Total Cash Flows	11.3	(25.3)

Cash and Cash Equivalents:
At beginning of period	76.8	127.7

At end of period	$88.1	$102.4

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

For all periods prior to the close of the sale, the operations of FFSB were presented as discontinued operations within our Condensed Consolidated Statements of Income presented herein. Under this presentation, the revenues and costs associated with the business have been removed from the individual line items comprising the Condensed Consolidated Statements of Income and are presented in a separate section entitled, “Discontinued Operations”. On the Condensed Consolidated Balance Sheets, the assets and liabilities of FFSB are also presented separately. Within the Condensed Consolidated Statements of Cash Flows, year-to-date operating, investing and financing activities of FFSB are reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain immaterial prior year amounts have been revised to appropriately reflect $5.5 million of stock-based accrued compensation as equity rather than as an accrued liability. In addition, approximately $1.8 million and $3.3 million of sustaining engineering costs and installation costs were reclassified from operating expenses to health care cost of sales for the quarter and year-to-date periods of fiscal 2005, respectively, to conform to the current year presentation. These revisions had no impact on results of operations, cash flows or earnings per share.

Current Investments

At March 31, 2006 and September 30, 2005, we held $102.9 million and $91.0 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.

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

For the six-month periods ended March 31, 2006 and 2005, we recognized income on our investments of $17.9 million and $2.9 million, respectively, which is net of impairments of $2.0 million and $0.1 million, respectively. These amounts were recorded as a component of Investment income within our Condensed Consolidated Statements of Income.

Stock-Based Compensation

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.

Some of our stock-based compensation awards, including both stock options and restricted stock units (“RSUs”), or deferred stock awards, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the Company. We have previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service. Recognizing that many companies followed the approach formerly used by the Company, the SEC issued guidance on converting to accelerated vesting for the remaining portion of unvested outstanding awards. Our transition to this new accelerated vesting was negligible due to our decision to accelerate the vesting of underwater stock options in the fourth quarter of fiscal 2005 as outlined below and the relatively recent introduction of RSUs.

An additional requirement of SFAS No. 123(R) is that estimated forfeitures be considered in determining compensation expense. As previously permitted, we recorded forfeitures when they occurred. Primarily due to our decision to accelerate the vesting of underwater stock options, the cumulative effect of this accounting change on existing nonvested stock compensation was negligible and was recorded as part of operating expenses.

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

As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before income taxes and net income for the six months ended March 31, 2006, are $0.7 million and $0.4 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. The effect on basic and diluted earnings per share from continuing operations was less than $0.01 as a result of the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification was immaterial to our Condensed Consolidated Statements of Cash Flows in the current period.

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

	Quarterly	Year-to-Date
	Period Ended	Period Ended
	3/31/05	3/31/05
Net income, as reported	$54.0	$97.6
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	0.8	1.4
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(3.6)

Pro forma net income	$52.8	$95.4

Earnings per share:

Basic — as reported	$0.87	$1.58
Basic — pro forma	$0.85	$1.54

Diluted — as reported	$0.87	$1.56
Diluted — pro forma	$0.85	$1.53

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

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	3/31/06	9/30/05
Allowance for possible losses and discounts on trade receivables	$53.8	$39.3

Inventories:
Finished products	$80.9	$85.3
Work in process	13.9	13.1
Raw materials	28.8	25.7

Total inventory	$123.6	$124.1

Accumulated depreciation of equipment leased to others and property	$698.9	$666.7

Accumulated amortization of other intangible assets	$107.5	$99.6

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,353,973	61,263,558

Shares held in treasury	18,969,939	19,060,354
3.	Acquisitions

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

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $334.8 million. This purchase price included $23 million deposited in an escrow account, of which $20 million remained at March 31, 2006 related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price. We currently estimate that any adjustment related to Mediq’s pension plan will be favorable to us. Final resolution of the remaining amount in escrow is expected to occur in fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted downward accordingly.

The allocation of purchase price for these acquisitions is complete with the exception of the finalization of the Mediq escrow account outlined above and for certain tax valuation allowances also related to Mediq that would be recognized as a reduction of goodwill if ever realized.

In March 2006, Batesville Casket made an acquisition of a small regional casket distributor. Goodwill of approximately $1.6 million was recorded on the transaction. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would have been immaterial.

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

The sale of FFSB was completed on January 3, 2006. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006. For periods presented prior to that date, its results were reflected as discontinued operations within the Condensed Consolidated Statements of Income in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating results for FFSB were as follows for the quarterly and six-month periods ended March 31, 2006 and 2005:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Revenues from discontinued operations	$—	$1.0	$1.1	$2.0
Other operating expenses	—	0.4	0.6	1.2
Loss on divestiture	—	—	1.0	—

Income (loss) from discontinued operations before income taxes	—	0.6	(0.5)	0.8
Income tax expense (benefit)	—	0.2	(0.2)	0.3

Income (loss) from discontinued operations	$—	$0.4	$(0.3)	$0.5

The assets and liabilities of FFSB were included in the assets and liabilities of discontinued operations which were presented on separate line items within the Condensed Consolidated Balance Sheet as of September 30, 2005. Components of assets and liabilities of discontinued operations were as follows:

9/30/05

Investments	$108.5
Other assets	1.5

Assets of discontinued operations	110.0

Liabilities	102.4

Net assets of discontinued operations	$7.6

5.	Retirement Plans

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

The components of net pension expense for defined benefit retirement plans for the quarterly and six-month periods ended March 31, 2006 and 2005 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Service cost	$2.8	$2.6	$5.6	$5.2
Interest cost	5.1	4.8	10.3	9.5
Expected return on plan assets	(6.2)	(4.5)	(12.3)	(9.1)
Amortization of prior service cost, net	0.4	0.4	0.8	0.7
Actuarial loss	0.4	0.2	0.7	0.2

Net periodic benefit cost	$2.5	$3.5	$5.1	$6.5

As of March 31, 2006 we have made contributions of approximately $1.5 million to our defined benefit pension plans during fiscal 2006. We presently anticipate contributing an additional $0.3 million during fiscal year 2006 to fund our pension plans, for a total contribution of $1.8 million. In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan have been reduced.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $4.1 million and $7.4 million, for the quarterly and six-month periods ended March 31, 2006 and $3.6 million and $7.5 million for the same periods ended March 31, 2005. We expect to contribute an additional $7.4 million to the plans during the remainder of fiscal year 2006 for a total of $14.8 million. The nonqualified defined contribution plans are unfunded and carried a liability of less than $1 million at March 31, 2006 and September 30, 2005.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Net income	$54.5	$54.0	$102.8	$97.6

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	(1.1)	(1.2)	4.0	(1.0)
Less: Reclassification adjustment for (gains) losses realized in net income, net-of-tax	(5.1)	0.1	(10.8)	(0.3)

Net unrealized loss, net-of-tax	(6.2)	(1.1)	(6.8)	(1.3)

Foreign currency translation adjustment, net-of-tax	0.7	(1.5)	(0.4)	3.2

Minimum pension liability, net-of-tax	—	—	(0.2)	(0.8)

Comprehensive income	$49.0	$51.4	$95.4	$98.7

The composition of accumulated other comprehensive income at March 31, 2006 and September 30, 2005 was the cumulative adjustment for unrealized gains on available-for-sale securities of $2.1 million and $8.9 million, respectively, foreign currency translation adjustments of $(2.0) million and ($1.6) million, respectively, and a minimum pension liability adjustment of $(7.0) million and ($6.8) million, respectively.

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

In building on these changes and to further capitalize on progress we had made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, including cash charges related to severance and benefits costs ($24.0 million) and contract termination costs ($0.8 million). The reduction in employees participating in our Supplemental Executive Retirement plan related to this action also necessitated a curtailment charge of approximately $1.2 million. Non-cash charges of $4.8 million were incurred related to the asset impairments previously mentioned.

Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility, was as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustment	3/31/2006

Severance and related benefits	$22.4	$3.3	$15.8	$—	$9.9
Contract termination costs	0.8	—	—	0.8	—

Totals	$23.2	$3.3	$15.8	$0.8	$9.9

During the second quarter of 2006, we rescinded the termination of a domestic contract with an outsource service provider, resulting in the reversal of the originally provided reserve.

In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred over the next nine to twelve months, most notably in Europe. As of March 31, 2006, approximately $9.9 million remained in the reserve related to these actions.

Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of its operations. All charges associated with this action will be paid in cash and are expected to be incurred over the next six months. At March 31, 2006, approximately $0.3 million remained in the reserve.

In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a total pre-tax charge of approximately $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At March 31, 2006, approximately $0.4 million remained in the reserve.

Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $0.6 million remained in the reserve at March 31, 2006, which relates primarily to health care and other benefits that will be paid through 2013.

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million, associated with severance and benefit-related costs. As of March 31, 2006, approximately $0.3 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.

8.	Income Taxes

The income tax rate for the second quarter and the year-to-date periods ended March 31, 2006 was 35.6 percent and 36.6 percent, respectively. The tax rate for the same periods ending March 31, 2005 was 37.0 percent. The lower rate in 2006 when compared to the prior year relates primarily to the recognition of certain discrete tax benefits during fiscal 2006.

These benefits include a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, favorable audit adjustments and amended returns, and a deferred tax benefit reflecting a recent favorable tax law change in Indiana. These items resulted in the recognition of tax benefits of approximately $2.6 million on a year-to-date basis, thus reducing our effective tax rate of approximately 39 percent to 35.6 percent for the quarter and 36.6 percent for the year-to-date period.

9.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 1,181,017 and 1,460,901 for the three- and six-month periods ended March 31, 2006 and 1,312,257 and 1,100,481 for the comparable periods of 2005. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Net income (in thousands)	$54,558	$53,999	$102,834	$97,649

Average shares outstanding — Basic (thousands)	61,447	61,940	61,410	62,010
Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	132	449	104	432

Average shares outstanding — Diluted (thousands)	61,579	62,389	61,514	62,442

Income per common share from continuing operations — Basic	$0.89	$0.87	$1.68	$1.57
Income (loss) per common share from discontinued operations — Basic	—	0.01	(0.01)	0.01

Net income per common share — Basic	$0.89	$0.87	$1.67	$1.58

Income per common share from continuing operations — Diluted	$0.89	$0.86	$1.68	$1.56
Income (loss) per common share from discontinued operations — Diluted	—	0.01	(0.01)	0.01

Net income per common share — Diluted	$0.89	$0.87	$1.67	$1.56

Note: Certain per share amounts may not accurately add due to rounding.

10.	Stock Based Compensation

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

As of March 31, 2006, 2,463,268 option shares have been granted and 705,491 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 586,173 RSUs, or deferred stock awards, have been granted and 107,105 RSUs have been cancelled under the Stock Incentive Plan. A total of 3,057,766 shares remain available for future grants under all aspects of the Stock Incentive Plan.

The compensation cost that was charged against income for all plans was $3.3 million and $2.2 million for the six months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock compensation agreements was $1.2 million and $0.8 million for the six months ended March 31, 2006 and 2005, respectively. Had we followed SFAS 123 instead of APB Opinion No. 25, and as disclosed in the additional pro forma information in Note 1, we would have recorded an additional net of tax charge of $2.2 million for the six months ended March 31, 2005.

We have a policy of repurchasing shares on the open market to satisfy stock option exercises and stock distributions. At March 31, 2006, the Company holds 18,969,939 shares of Treasury Stock, and therefore will not be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and share distributions.

Stock Options

The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. The weighted average fair value of options granted was $12.20 and $13.19 per share for the first six months of fiscal years 2006 and 2005, respectively. The following assumptions were used in the determination of fair value in each period:

	2006	2005
Risk-free interest rate	4.3 - 4.7%	2.6 - 4.1%
Dividend yield	1.8 - 2.3%	1.7 - 2.1%
Weighted average dividend yield	2.0%	1.8%
Volatility factor	20.1 - 25.3%	20.2 - 25.9%
Weighted average volatility factor	22.7%	23.5%
Weighted average expected life	7.8 years	6.8 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and our expectation of dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the six months ended March 31, 2006 is based on historical volatility. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by the Company.
The following table summarizes transactions under our current and predecessor stock option plans for the first six months of fiscal year 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
Options	Shares	Price	Term	(in millions)

Outstanding at October 1, 2005	2,338,341	$51.21
Granted	435,718	49.75
Exercised	(65,699)	43.68
Forfeited	(138,267)	54.74

Outstanding at March 31, 2006	2,570,093	$50.97	6.40	$12.8

Exercisable at March 31, 2006	2,146,775	$51.20	5.75	$10.6

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Hillenbrand’s closing stock price of $54.99 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of Hillenbrand’s stock.
As of March 31, 2006, there was $4.7 million of total unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.5 years. The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $0.5 million and $2.2 million, respectively.
On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) is the value at the date of grant ranging between $48.96 and $69.25 per share. The grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of March 31, 2006, a total of 6,610 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes transactions for our nonvested RSUs, excluding dividend reinvestment units, for the first six months of fiscal year 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Share Units	Fair Value

Nonvested RSUs at October 1, 2005	198,880	$55.84
Granted	178,598	51.12
Vested	(74,630)	53.35
Forfeited	(15,532)	54.33

Nonvested RSUs at March 31, 2006	287,316	$53.64

As of March 31, 2006, there was $12.9 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 3.7 years. The total vest date fair value of shares vested during the six months ended March 31, 2006 was $3.8 million.

Vested Deferred Stock

Under the terms of the Stock Incentive Plan and the predecessor 1996 Stock Option Plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted deferred stock awards, which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period of six months after the date that a director ceases to be a member of our Board of Directors. In 2006 and 2005, the annual grant consisted of 1,800 RSUs for each non-employee director. The annual grant for the Chairman of the Board is 3,500 RSUs. A total of 52,165 deferred shares are payable in common stock as of March 31, 2006 under this program.

Members of the Board of Directors may elect to defer fees earned and invest them in common stock equivalents of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 1,890 deferred shares are payable in common stock as of March 31, 2006 under this program.

We have historically had various other stock-based compensation programs, including a long-term performance based plan. Shares granted under these predecessor programs were contingent upon continued employment over specified terms, generally not exceeding three years, and some required the achievement of pre-established and approved financial objectives. Additionally, our current RSU program allows deferrals after vesting, which are set-up as deferred stock. As of March 31, 2006, there are 78,167 shares which are deferred, but fully vested and payable in common stock under these plans.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/06	3/31/05	3/31/06	3/31/05
Balance at beginning of period	$16.4	$18.8	$16.6	$18.6

Provision for warranties during the period	4.0	2.8	8.0	6.9

Warranty claims during the period	(3.9)	(4.5)	(8.1)	(8.4)

Balance at end of period	$16.5	$17.1	$16.5	$17.1

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

Financial information regarding our reportable segments is presented below. Segment data for 2005 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended March 31, 2006
Net revenues	$234.0	$51.7	$29.3	$—	$315.0	$180.6	$495.6
Divisional income (loss)	$82.7	$12.1	$5.1	$(67.9)	$32.0	$52.1	$84.1
Public entity costs and other					$(7.2)
Income from continuing operations before income taxes and special charges					$32.4	$52.2	$84.6
Special charges							$—

Income from continuing operations before income taxes							$84.6
Income tax expense							$30.1

Net income							$54.5

Assets					$1,838.5	$289.6	$2,128.1
Capital expenditures and intangible assets					$24.0	$4.5	$28.5
Depreciation and amortization					$22.6	$4.3	$26.9

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended March 31, 2005
Net revenues	$241.0	$47.7	$30.1	$—	$318.8	$181.9	$500.7
Divisional income (loss)	$96.8	$8.7	$8.7	$(75.5)	$38.7	$54.7	$93.4
Public entity costs and other					$(8.1)
Income from continuing operations before income taxes and special charges					$29.9	$55.1	$85.0
Special charges (credits)							$(0.1)

Income from continuing operations before income taxes							$85.1
Income tax expense							$31.5

Income from continuing operations							$53.6
Income from discontinued operations							$0.4

Net income							$54.0

Assets					$1,839.4	$284.5	$2,123.9
Capital expenditures and intangible assets					$21.9	$2.3	$24.2
Depreciation and amortization					$23.8	$4.4	$28.2

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended March 31, 2006
Net revenues	$457.6	$109.2	$60.0	$—	$626.8	$346.3	$973.1
Divisional income (loss)	$160.0	$26.7	$14.2	$(134.0)	$66.9	$93.7	$160.6
Public entity costs and other					$(13.1)
Income from continuing operations before income taxes and special charges					$71.1	$93.9	$165.0
Special charges							$2.4

Income from continuing operations before income taxes							$162.6
Income tax expense							$59.5

Income from continuing operations							$103.1
Loss from discontinued operations							$(0.3)

Net income							$102.8

Assets					$1,838.5	$289.6	$2,128.1
Capital expenditures and intangible assets					$38.1	$7.6	$45.7
Depreciation and amortization					$45.8	$8.6	$54.4

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended March 31, 2005
Net revenues	$473.3	$98.7	$62.4	$—	$634.4	$341.1	$975.5
Divisional income (loss)	$183.3	$17.4	$18.4	$(147.4)	$71.7	$94.9	$166.6
Public entity costs and other					$(14.9)
Income from continuing operations before income taxes and special charges					$58.5	$95.6	$154.1
Special charges (credits)							$(0.1)

Income from continuing operations before income taxes							$154.2
Income tax expense							$57.1

Income from continuing operations							$97.1
Income from discontinued operations							$0.5

Net income							$97.6

Assets					$1,839.4	$284.5	$2123.9
Capital expenditures and intangible assets					$50.3	$3.8	$54.1
Depreciation and amortization					$49.0	$8.8	$57.8
13.	Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. On February 3, 2006 the Court preliminarily approved a definitive agreement to settle the case for $337.5 million in cash entered into as of February 2, 2006 among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System and its attorneys. The settlement agreement includes Hill-Rom’s commitment to continue certain company initiated discounting practices for a period of three years. Essentially, Hill-Rom implemented a policy in October 2002, which it has agreed to follow until at least February 2009. Under that policy, which did not represent a material change in our discounting practices, Hill-Rom refrains from entering into new contracts that condition incremental discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase therapy products and surfaces from Hill-Rom. While such products may be sold together, rental therapy products and surfaces are separately priced and discounted. Further, the discounting practices that gave rise to the Spartanburg litigation have already been discontinued (or will be discontinued on the expiration of certain existing contracts) and have been replaced by alternative practices for each of the last three fiscal years. Therefore, any impact of the discontinuance of such practices on our business are already fully reflected in our reported results for this period.

The proposed settlement is subject to final Court approval in connection with a fairness hearing following notice to class members. The Court has scheduled the fairness hearing on June 14, 2006. If finally approved by the Court, the settlement is expected to resolve all of the plaintiffs’ claims and those of most U.S. and Canadian purchasers or renters of Hill-Rom products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, including all claims that may result from the current or future effects of conduct or events occurring through February 2, 2006. While we are encouraged by progress toward a final settlement, there is no assurance that the Court will ultimately grant final approval of the settlement. We have the option to terminate the settlement agreement if the total of opt out purchases and rentals as a percentage of all purchases and rentals exceeds a confidential percentage. U.S. and Canadian governmental purchases and rentals are excluded from that calculation. The period during which purchasers and renters could opt out has expired, and the percentage of opt outs appears to be below the confidential percentage. However, the final determination of the opt-out percentage may not be made until the Court orders final approval of the settlement.

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement.

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

On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The only other purported consumer class action, Fancher v. SCI et al., was also consolidated with the FCA case for discovery purposes by the Court in Texas, though the plaintiffs in that case filed and were proceeding under a separate amended complaint. The amended complaints contain substantially the same basic allegations as the original FCA complaint.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. The Fancher plaintiffs seek certification of a broader class: all United States consumers and entities who purchased Batesville caskets from any source at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief. On November 10, 2005, Batesville, Hillenbrand, and other defendants moved to dismiss the amended FCA complaint. On May 4, 2006, after the defendants moved to dismiss the Fancher complaint, the Fancher plaintiffs filed a notice of voluntary dismissal without prejudice of their complaint. The Court has not acted on this notice.

A hearing on scheduling occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur on December 5, 2006. The trial in the FCA matter is scheduled to begin on or about February 4, 2008.

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

After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (“CIDs”) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general and continues to produce documents in response to the CIDs.

In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom is a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the Attorney General’s Office. Hill-Rom is responding to those interrogatories. We are cooperating with the Attorney General’s investigation.

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
Hill-Rom is a worldwide leader in the medical products industry. Hill-Rom provides a variety of products for the patient care environment, non-invasive therapeutic products for pulmonary, wound and circulatory conditions, and biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities.
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing and other personalization and memorialization products.
With the combination of the Corporate and Hill-Rom organizational structures and the new Hill-Rom strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, as announced in the fourth quarter of fiscal 2005, numerous changes have been made to the manner in which management operates and views the Company. To effect these changes, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. In addition, Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Further, home care products and services and surgical accessories are now provided through a separate division. Finally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology were consolidated with those of Hill-Rom to improve overall efficiency and effectiveness.
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
In our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, we included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Fiscal 2006” a discussion of the material trends affecting our businesses and our strategic objectives for fiscal 2006. Except as updated by the following discussion, the trends described in the 2005 Form 10-K continue to apply, and while we have not made any significant changes in our strategy, we have also provided below an update with respect to certain key initiatives.
With our new Chief Executive Officer taking office in March 2006, our senior management and Board of Directors have commenced the annual review of our long-term strategy. As part of this strategic planning process, management and the Board are conducting a detailed review of our growth strategy that will entail determining the appropriate business architecture, brand and market development goals, product portfolio, capital structure and use of cash to support the strategic plan. Management and the Board will consider a wide range of potential strategic alternatives and expects to be able to provide additional information regarding our long-term strategic plan in the fall of 2006.
Health Care
Trends. The medical device industry is diverse and highly competitive. We believe that over the long term, patient demand for health care products and services will continue to rise as a result of a number of factors, including an aging population, increasing numbers of heavier and/or sicker patients with more complex co-existing diseases, increasing life expectancy and enlightened consumers who will demand technologically advanced products and services. These long-term trends and the pressure to meet demand in a period of continuing caregiver shortages should create incentives for health care providers to upgrade their technologies to: increase patient safety and reduce adverse events associated with patient stays, such as bedsores (or pressure ulcers), infections, patient falls and deep vein thrombosis; increase facility and caregiver efficiency; and improve caregiver safety. Our products and services help health care providers with each of those objectives. As a result, we expect capital spending in our industry and for our products to remain strong over the next several years.
At the same time, health care providers are under continued pressure to control costs and improve profitability due to increasing numbers of uninsured patients, reimbursement pressures from third party payors, increasing supply costs, and demand to reduce adverse events associated with patient stays. In this environment, we believe competition for capital will continue to be fierce as hospitals balance construction projects with technology needs. In order for Hill-Rom to achieve its goal of significant profitable revenue growth, it must continue to provide cost-effective, innovative, high-quality customer solutions that also improve safety, efficiency, and/or clinical outcomes.
The majority of Hill-Rom’s North American hospital sales, including rentals, are made pursuant to contracts with group purchasing organizations (GPOs). We have recently entered into, or are in various stages of submitting bids for or negotiating, new or amended GPO contracts to replace our expired or expiring contracts, many of which were or are sole source contracts that recently have reached or during the remainder of calendar 2006 will reach the end of their current terms. Our results thus far have confirmed our expectations that GPOs are moving significantly from sole-source agreements to dual and multi-source awards. In some instances we expect to become an alternative source for some GPO product categories for which we are not currently a designated supplier.
Prices of certain raw materials, including mattress foam, plastic, fuel and petroleum-based products in particular, and fuel related delivery costs have continued to rise and, if such increases continue, they could have a material negative effect on our future profitability. We have plans and actions in place to mitigate the impact of these inflationary increases, including the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and our purchasing power with suppliers. We are also making greater utilization of low cost region sourcing through our recently opened sourcing office in China.
Most of Hill-Rom’s long-term contracts with GPOs and customers for the sale of North American products permit us to institute annual list price increases, like the one we announced earlier this year that averaged 6 percent. While there are certain limitations in some of those contracts, their provisions allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.
On the legislative front, we are continuing to monitor the full implementation of the Medicare Modernization Act and other recent or proposed legislative and regulatory developments. Although we believe these developments are largely positive to Hill-Rom because of favorable hospital reimbursement provisions, all of the implications of these developments are not yet clear. In addition, increased cost projections associated with Medicare reform legislation, concerns over the growing federal budget deficit and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures in 2006 and beyond. Further, at the state level, while some easing of budgetary pressures has been noted, fiscal challenges largely remain with Medicaid expenditures claiming increasing portions of state budgets. Medicare and Medicaid cuts could dampen health care spending, including spending on the types of products and services offered by Hill-Rom.
As addressed in the Consolidated Results of Operations section of Management’s Discussion and Analysis, our domestic rental business continues to be adversely impacted by the 2005 launch of our new rental business system and related business processes. As a result of the billing and processing issues encountered with our new system and the continuing efforts to bring the combination of system and business process performance up to our expectations, revenues have been unfavorably impacted, and could continue to be impacted in the future, in three key ways:
1)	As a commitment to our customers to help ensure accurate billing, our clinical sales team has been heavily involved in stabilization efforts, which has detracted from the overall time available for them to spend on sales and customer conversion activities. Combined with the recent restructuring and new sales territories, this lack of selling time has had an adverse impact on rental volume;

2)	Our accounts receivable collection processes have also been adversely impacted as a result of time commitments by this team to our overall stabilization efforts, resulting in an increase in the aging of rental receivables and a corresponding increase in customer allowances; and

3)	The resulting initial service performance issues in billing accuracy and lower competitive pricing have resulted in the loss of some business during this period of transition.
We continue to focus on improving our rental business system and related business processes, and to address the resulting impacts on our rental revenues as outlined above. Most of the system-related issues have been addressed and we expect our attention to shift to areas to increase efficiency and effectiveness of operating the new system and to improvements in the underlying business processes supporting the system. In this regard, and to also address our decline in rental revenues, we have taken a number of actions as follows:
1)	We have increased staffing in certain critical areas to allow increased sales time by our clinical back office sales team for critical product lines and key customer accounts;

2)	We have established a special group within the accounts receivable collections area to address billing related matters, thus allowing for an increased focus on collections, including a special program focused on our top accounts;

3)	We have various improvement initiatives aimed at the underlying business processes supporting the rental business system in an effort to improve the overall initial accuracy of the information used in determining customer billing. To assist in this effort, select system input and output validation checks have been, and continue to be, added to the core functionality of the rental business system;

4)	We continue to increase overall product availability with respect to key markets and products through increased investment in our rental fleet and through an active program to repair down units to accelerate their reintroduction to an active rental status; and

5)	We are also continuing to improve overall reporting and visibility to key business metrics, for our rental customers and internally.
Strategy.
As Hill-Rom pursued revenue growth over the past several years, its product portfolio and supporting infrastructure had become increasingly complex. During this time, Hill-Rom lost share in certain segments, particularly in the mid-range of its core frames business. Gross margin rates fell due to the inclusion of the lower margin Mediq business, shifts in product mix, higher commodity costs and continued competitive pricing pressure. We expect continued gross margin pressure for the foreseeable future, but are making progress on initiatives, discussed below, to address share and gross margin erosion.
In addition to the changes we made during the fourth fiscal quarter of 2005 to combine our Hill-Rom and corporate organizations and restructure our commercial divisions, as discussed under

Note 7 Special Charges, we have made progress executing against the following elements of our overall turn around plan for fiscal year 2006:
Implementing a customer-centric sales and service model. We have completed the realignment of our North America sales and service model to more closely align with our customers. In conjunction with this effort, we have better aligned sales incentives, territories and field management to eliminate redundancy and increase accountability. This new alignment and the focus of our integrated sales and service teams has been well received by our customers, although our field organization did not become fully aligned, trained, and operational until the second quarter.
Streamlining the business to reduce cost and complexity. The combination of the Hill-Rom and Hillenbrand corporate infrastructures is already achieving its intended benefits, as evidenced by lower year-to-date operating expenses. Further, our restructuring efforts in France are also resulting in continued improvements in overall European operating results, ahead of our initial expectations.
Strengthening our core businesses by improving product planning, development and sourcing processes. While these strategic components are longer term in nature, they are progressing as planned. We have initiated activities to improve margins over the longer term through supply chain cost reduction, outsourcing of non-core product development, continuous improvement processes, component standardization and product life cycle management.
We recently completed a comprehensive reassessment of our pipeline of research and development projects, and have focused on those products and services that would best support our core frames, therapeutic surfaces and services businesses. We have also initiated improvements in our customer validation processes in order to gain additional customer insights and opinions earlier in the development process. Numerous projects were eliminated from the pipeline while others were allocated increased funding to accelerate their timelines.
During the first half of fiscal 2006 we launched a number of new and improved products. The first is an intensive care architectural arm platform called the LatitudeTM system. This medical gas and services delivery system provides customers unprecedented positioning flexibility and reduced installation costs. Second, our home care and surgical accessories business launched an accessory called the FlexFrameTM device, which converts a standard operating room table into a surgical table offering prone positioning for surgeons to flex patients’ backs to accommodate the surgeons’ needs during spinal surgery. Third, in response to the demand we identified in the mid-acute surface segment of our International business, we have developed and launched a modular and upgradeable alternating pressure and continuous low pressure therapy surface, called the ClinActivTM system, which is a therapeutic mattress surface designed to assist in the prevention and treatment of pressure ulcers.
Our commitment to a better focused and resourced new product development pipeline is also expected to result in commercialization in fiscal 2006 and early 2007 of several product extensions and refreshes of important core products across the price/feature continuum. For example, Hill-Rom is now in the process of introducing the CareAssist® ES bed, which is an improved version of the CareAssist® product that includes category leading features and an enhanced weight capacity of 500 pounds at a competitive price point. We also plan to launch a new line of furniture to our European long-term care customers supporting our continued focus on this growing business. These new products represent Hill-Rom’s commitment to building competitiveness in lower acuity settings worldwide.
Internationally, the bed market in the Asia Pacific region is growing rapidly, fueled by economic growth in that region. In the European Union, the long-term care segment is growing rapidly, while the acute care segment is shrinking, driven primarily by the impact of Diagnostic Related Groups, or DRG, reimbursement. DRG implementation in the European Union has been far reaching, forcing controlled spending by health care facilities due to lower reimbursement levels. The resulting lower volumes have contributed to excess European production capacity and increased competition in the acute care segment, and growth in the long-term care segment as lower hospital reimbursement levels drive the need to transfer patients out of higher acuity hospitals more rapidly. In response to the foregoing trends, we are reviewing gaps in our international product portfolio, including long-term care, and evaluating product and branding strategies specific to various countries, regions and segments. For example, as discussed above, in the first quarter of fiscal 2006 we launched the ClinActivTM therapy surface in Europe to assist in the prevention and treatment of pressure ulcers and plan to offer a new line of furniture to our European long-term care customers. We intend to address additional portfolio gaps through selective introduction of certain U.S products, new product development and selective acquisitions and strategic relationships, with the objective of strengthening our position in all acuity settings. We believe that Hill-Rom’s Pan-European presence in a highly fragmented competitive landscape provides us with opportunities for selective acquisitions and other opportunities.
Revenues in 2005 associated with Hill-Rom’s Home Care business fell on lower pricing and volumes, primarily because of a reduction in referral volumes for The Vest™ Airway Clearance System, due in part to changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. However, referral volumes have stabilized during the first half of fiscal 2006. We do not, for the foreseeable future, expect referral volumes to grow at rates experienced in 2004 following The Vest™ System’s initial receipt of Medicare reimbursement codes for cystic fibrosis and bronchiectasis. We anticipate referral volumes to remain stable or to improve over the near term. We continue to invest in clinical research and other efforts to expand Medicare’s covered disease states and geographies with respect to The Vest™ System to build on Hill-Rom’s leadership position in airway clearance therapy, but anticipate that this may be a long process.
We expect the demand for products and services in the home care setting to continue to rise as the baby boom generation continues to age and cost pressures on health care facilities drive an increase in more rapid transfers of patients out of hospitals to the home care environment. However, as discussed above, we anticipate that Medicare, Medicaid and other third party payors will continue to work to offset the increased demand with cost control measures.
Supported by increasing demand for home care products and services and increasing demand for surgical procedures, we will continue to invest selectively in the development of new products, like the FlexFrameTM device discussed above, and to evaluate selective acquisitions and strategic relationships relating to our home care and surgical accessories product portfolios. As the population ages and an increasing number of patients receive treatment at home, we expect to focus increasingly on home care products, including air-fluidized wound therapy surfaces that provide therapies related to pressure ulcers and pulmonary conditions. We also intend to continue programs to educate the marketplace on best practices and protocols to improve patient care and reduce health care costs by keeping patients in lower modalities and reducing hospital re-admission rates.
Funeral Services
Trends. As discussed in our Form 10-K, we are experiencing a gradual and steady decline in demand for burial caskets in North America as the result of what appears to be flat to slightly declining overall deaths and a continued gradual increase in the rate of cremations. As a result of these trends, casket manufacturers and distributors are facing economic and volume pressures in an industry with an estimated 100 percent excess in domestic production capacity, compounded by a relatively modest growth in casket imports from foreign manufacturers.
The foregoing pressures have resulted in increasing discounts by casket manufacturers and distributors. As customers keep little inventory and demand faster service, service level requirements, and resulting costs are increasing. The costs of delivery have increased as well with higher diesel prices and more frequent deliveries, resulting in increased costs per unit. Some customers are also mixing down in metal products as one way of reducing prices. The foregoing trends are leading casket manufacturers to explore strategic alternatives, including consolidations — as evidenced by our announced consolidation of wood casket manufacturing capacity — and acquisitions and partnerships — as evidenced by our previously announced agreement to acquire Yorktowne, our recent acquisition of one small “jobber” and the announcement of the anticipated combination of our two largest funeral home national accounts, Service Corporation International (“SCI”) and Alderwoods Group, Inc. (“Alderwoods”).

Thus far in fiscal 2006, we have not seen significant indications or evidence of widespread pneumonia or influenza during the winter months when a seasonal occurrence generally favorably impacts Batesville Casket’s and, to a lesser extent, Hill-Rom’s rental business. The timing and severity of any such outbreak varies from year-to-year as was the case in fiscal 2005 when the impacts of pneumonia and influenza arrived later than normal and the influenza strain was much less virulent than that in fiscal 2004. We see no reason to anticipate an outbreak during the balance of this fiscal year. As such, the absence of an outbreak during the first and second fiscal quarters of this year has unfavorably affected our revenues and profitability year-to-date.
Like Hill-Rom, Batesville Casket and the funeral service industry have been and will continue to be adversely affected by increased costs experienced in recent years for raw materials, including steel, red metals, solid wood, plastics, chemicals and fuel. As fuel costs increase, we are also experiencing fuel surcharges on many raw materials and services, including electrical energy.
Strategy.
Important elements of Batesville’s 2006 strategy include the retention of national account customers, growth in Batesville’s revenue from independent funeral homes, the consolidation of wood manufacturing, and an increase in revenue through a jobber supply strategy.
We have recently completed renegotiations of new supply agreements with Stewart Enterprises and Carriage Services and negotiations are continuing with our largest customer, SCI. SCI continues to purchase from us, fulfilling the volume commitment included in the previous contract. This contract represents a material part of Batesville’s business. Batesville Casket also has a supply agreement with Alderwoods that will expire at the end of calendar 2006. With the potential acquisition of Alderwoods by SCI, the volume of caskets affected by the negotiations with SCI will increase, assuming consummation of SCI’s acquisition of Alderwoods. Because of overcapacity in the industry, we anticipate that other domestic and even some Chinese manufacturers will be aggressive in their efforts to obtain all or a portion of the combined SCI/Alderwoods casket business. Our casket sales to SCI and Alderwoods represent a significant amount of casket revenues but a smaller portion of our profits. The loss of all or a sizeable portion of this volume would have a material adverse effect on our results of operations. However, our jobber strategy described below, and in particular our agreement to supply caskets to Yorktowne beginning in April of 2007, is designed to mitigate the possible effects of a reduced level of volume from SCI. We believe that Batesville Casket’s broad product line and extensive distribution capabilities will be factors, among others, that should make us competitive in these negotiations.
Negotiations with SCI may result in retention of less than 100 percent of the combined SCI/Alderwoods business, a lower product line mix, a reduction in average net price, and/or some combination thereof. Any combination of these factors may have a materially adverse effect on our financial condition, results of operations and cash flows.
As noted previously, we have completed our wood plant consolidation, finalizing production in our New Hampshire facility and transitioning those products to our plant in Batesville, Mississippi. We continue to integrate the operations of these two plants and have been able to supply wood products to our funeral home customers with minimal interruption during the entire consolidation period.
Batesville’s sales to independent funeral homes continue to be relatively stable, despite the gradual and slightly declining demand for burial caskets. We believe this stability is a result of the various sales and service tools implemented over the past several years, including the two mobile tour centers, increased frequency and flexibility of product deliveries, and the recent launch of a simplified merchandising system. We have provided additional funding for each of these initiatives in 2006, and most recently completed the renovation of the Batesville Customer Business Center.
One of Batesville’s key initiatives in 2006 is continuing to capitalize on opportunities to form business relationships with independent distributors of caskets, known in the industry as “jobbers.” These relationships could involve acquisitions, as evidenced by our previously announced plans to acquire Yorktowne, or simply the provision of funeral products for resale by these jobbers. An essential part of this strategy is developing a separate and unique line of products to offer through the jobber channel. Proprietary features and offerings would be restricted to the Batesville® brand, which would only be available through our sales force. Executing on this key initiative has required Batesville to make some tooling investments and to assign dedicated resources to move these products quickly through the new product development pipeline and into production. Sales in this area, while relatively modest to date, continue to grow, creating opportunity for 2006 and beyond.
Consolidated Results of Operations
In this section, we provide an overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of our results of operations by reportable segment.
Consolidated Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Revenues:
Health Care sales	$209.5	$197.0	6.3	$404.8	$392.9	3.0
Health Care rentals	105.5	121.8	(13.4)	222.0	241.5	(8.1)
Funeral Services sales	180.6	181.9	(0.7)	346.3	341.1	1.5

Total Revenues	$495.6	$500.7	(1.0)	$973.1	$975.5	(0.2)

Consolidated revenues for the second quarter of 2006 decreased $5.1 million, or 1.0 percent, compared to the second quarter of 2005. The decrease in revenues was primarily related to Health Care rental revenues, which were down $16.3 million, or 13.4 percent, in the second quarter as a result of lower volumes, increased customer allowances and lower competitive pricing. The lower volume and increased customer allowances, for which additional reserves of $6.5 million were provided at the end of the quarter, are partially reflective of the rental billing and processing issues we have experienced associated with our new rental business system, which are discussed in more detail below. In addition to the system impacts on increased customer allowances, rental revenues have also been unfavorably impacted by overall lower rental volumes as our clinical sales force has been heavily focused on system stabilization efforts rather than selling, and we have also experienced a loss of some business. Other unfavorable rental volume effects are related directly to expected declines in the pulmonary area resulting from increasing purchases by customers of these products, lower product availability in certain regions or of certain products and the absence of any meaningful seasonal pneumonia and influenza outbreak. Strong Health Care sales revenues partially offset the lower rental revenues, increasing $12.5 million due primarily to higher volumes. Funeral Services sales revenues were basically flat as a result of the offsetting effects of decreased burial casket volume and favorable net price realization.
For the six-month period ended March 31, 2006, consolidated revenues decreased $2.4 million, or 0.2 percent, over the comparable period of 2005. Consistent with the second quarter, the lower revenues were due to a decline in Health Care rental revenues of $19.5 million, resulting from the same factors outlined for the quarter. Similarly, higher Health Care sales revenues provided a partial offset, increasing $11.9 million, driven by the strong second quarter volume. Funeral Services sales revenues were up $5.2 million from the prior year as favorable net price realization more than offset lower year-to-date burial casket volume.
As discussed above, our rental business has been adversely impacted by billing and processing issues experienced with our new rental business system. As a result of the extensive efforts that have been taken to ensure customer billing accuracy and the timely resolution of any inaccuracies, our receivable collection processes have been adversely impacted with increased customer allowances and aging of rental receivables. This has resulted in a lack of timely collection calls and follow-up, failure to capture and submit required documentation supporting our billings and an increase in the aging of rental receivables. As our stabilization efforts continued to pay off during the quarter, we were able to rededicate resources to the active collection of rental receivables. Through this effort and other analysis, we obtained additional insight into our customer allowance metrics under the new rental business system. With this additional information and as a result of the continued aging of rental receivables, in addition to the customer allowances made during the quarter, we also found it necessary to increase our overall reserves for such allowances by approximately $6.5 million, $4.7 million of which was recorded at North America with the remaining $1.8 million at our Home Care and Surgical division.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$94.1	44.9	$87.7	44.5
Health Care rentals	35.1	33.3	48.2	39.6
Funeral Services	99.0	54.8	98.4	54.1

Total Gross Profit	$228.2	46.0	$234.3	46.8

Consolidated gross profit for the second quarter of 2006 decreased $6.1 million, or 2.6 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 46.0 percent decreased 80 basis points from 46.8 percent in the prior year period. Health Care sales gross profit increased $6.4 million due to the higher volumes, as previously discussed. Margins as a percent of revenues increased just slightly on higher volumes, partially offset by higher warranty costs, unfavorable product mix as sales volumes of many of our more profitable product lines were down and strong growth in International revenues which generally carry lower gross profit margins. The decrease in Health Care rental gross profit was largely the result of lower revenues, which could only be partially offset by lower rental costs. With the generally fixed cost nature of the field service and sales network, only a limited amount of the revenue shortfall could be recovered with the lower costs. Ultimately, Health Care rental gross profit decreased as a percentage of revenues to 33.3 percent in the second quarter. Funeral Services gross profit was basically flat, increasing $0.6 million despite the slight decline in revenues as a result of a gain of $1.0 million related to the settlement of an insurance claim on a fire at one of our facilities in the prior year.

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$177.6	43.9	$174.6	44.4
Health Care rentals	80.7	36.4	95.6	39.6
Funeral Services	186.2	53.8	182.9	53.6

Total Gross Profit	$444.5	45.7	$453.1	46.4

For the six-month period ended March 31, 2006, consolidated gross profit decreased $8.6 million, or 1.9 percent, over the prior year period. As a percentage of sales, consolidated gross profit margins of 45.7 percent decreased 70 basis points from 46.4 percent in the prior year period. Health Care sales gross profit increased $3.0 million due to the higher revenues. Health Care rental gross profit was down significantly from the prior year period, primarily the result of lower rental revenues. Health Care rental gross profit as a percentage of revenues decreased 320 basis points to 36.4 percent in the six-month period as a result of the same factors outlined for the quarter. Funeral Services gross profit increased $3.3 million, despite a continued gradual shift in product mix from metal to wood caskets and generally to lower-end products that have slightly lower margins, incremental costs associated with the wood plant consolidation, higher utility costs and general salary and benefit inflation. More than offsetting these unfavorable margin pressures were favorable net price realization, the second quarter casualty gain previously discussed, and continued productivity improvements at our manufacturing locations.

Other

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Other operating expenses	$151.3	$149.0	1.5	$297.0	$301.4	(1.5)
Percent of Total Revenues	30.5%	29.8%		30.5%	30.9%

Special charges (credits)	—	(0.1)		2.4	(0.1)

Interest expense	$(5.1)	$(4.2)	21.4	$(10.1)	$(8.4)	20.2
Investment income	13.2	5.4	144.4	28.0	12.2	129.5
Other	(0.4)	(1.5)	(73.3)	(0.4)	(1.4)	(71.4)

Other income/(expense), net	$7.7	$(0.3)		$17.5	$2.4

Other operating expenses increased $2.3 million and decreased $4.4 million for the three- and six-month periods ended March 31, 2006, respectively, compared to 2005. As a percentage of revenues, operating expenses for the three- and six-month periods were 30.5 percent and 30.5 percent, respectively, compared to 29.8 percent and 30.9 percent in the prior year comparable periods. Favorability was experienced in a number of areas, partially the result of the restructuring activities at our combined Hill-Rom and Corporate organization, which reduced wages by an estimated $2.9 million and $7.0 million for the three- and six-month periods of 2006. Pension costs were also down approximately $2.2 million and $4.1 million as a result of both lower headcount and the prior year funding of a defined benefit pension plan, while additional favorability in health care costs was also achieved in both the quarter and year-to-date periods. Legal costs associated with defending antitrust lawsuits decreased $1.0 million for the second quarter, but increased $0.7 million for the six-month period of 2006 (See Note 13 of the Condensed Consolidated Financial Statements for more information). Incentive compensation expense increased by $7.5 million and $8.0 million for the three- and six-month periods when compared to the same periods of 2005, as the prior year included a reversal of previously accrued incentive compensation. General salary inflation and rising fuel costs also increased other operating expenses in both periods. In addition, in the second quarter of 2006, Hill-Rom wrote off a capitalized license and other related assets resulting in a current period charge of approximately $2.3 million.
Special charges for the six-month period ended March 31, 2006 included additional restructuring charges of approximately $2.4 million, most notably in Europe, as we continued with the restructuring activities previously announced in the fourth quarter of fiscal 2005. Additional charges are expected in the last half of the year as these activities continue in Europe. (See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.)
Interest expense increased $0.9 million compared to the second quarter of 2005 and $1.7 million compared to the six-month period ended March 31, 2005 due to the increase in short-term interest rates and their negative impact on our interest rate swaps on long-term debt. Investment income for the quarter and year-to-date periods increased $7.8 million and $15.8 million in 2006 from the comparable period of 2005. Significant limited partnership investment income and gains of $9.1 million were received during the first fiscal quarter of 2006, and net gains of $6.2 million were realized on our other investments in the second fiscal quarter of 2006. Other expense decreased $1.1 million and $1.0 million for the three- and six-month periods ended March 31, 2006 compared to the same periods in 2005.
The income tax rate for the second quarter and the year-to-date periods ended March 31, 2006 was 35.6 percent and 36.6 percent, respectively. The tax rate for the same periods ending March 31, 2005 was 37.0 percent. The lower rate in the current year relates primarily to discrete benefits recognized in fiscal 2006. These benefits, which total $2.6 million on a year-to-date basis, include a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, favorable audit adjustments and amended returns and a deferred tax benefit reflecting a recent favorable tax law change in Indiana. We continue to provide a full valuation allowance for certain foreign net operating losses in the current year.

Although these loss carryforwards have no expiration date, current operating results and economic conditions have made it difficult to predict full recoverability of these tax assets. We also continue to carry substantial valuation allowances on capital loss carryforwards, which generally have a five-year carryforward period.
Income from continuing operations was nearly flat, increasing $0.9 million to $54.5 million in the second quarter of 2006 compared to $53.6 million in the prior year quarter. Year-to-date income from continuing operations increased $6.0 million to $103.1 million in 2006, compared to $97.1 million in the prior year comparable period. This equates to diluted earnings per share of $0.89 and $1.68 for the three- and six-month periods of 2006, compared to $0.86 and $1.56 per share for the comparable periods of 2005.
Results from discontinued operations were negligible in all comparable periods presented. With the exception of Forethought Federal Savings Bank (“FFSB”), we completed the divestiture of Forethought Financial Services in the fourth quarter of fiscal 2004, as further described in Note 4 to the Condensed Consolidated Financial Statements. The sale of FFSB was completed on January 3, 2006. Prior to the date of sale the operations of FFSB were presented as discontinued operations within our Condensed Consolidated Statements of Income presented herein. We recognized an after-tax loss on the final disposition of FFSB of $0.6 million in the first quarter of fiscal 2006.
Business Segment Results of Operations

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Revenues:
North America	$234.0	$241.0	(2.9)	$457.6	$473.3	(3.3)
International	51.7	47.7	8.4	109.2	98.7	10.6
Home Care and Surgical	29.3	30.1	(2.7)	60.0	62.4	(3.8)

Total Hill-Rom	315.0	318.8	(1.2)	626.8	634.4	(1.2)
Batesville Casket	180.6	181.9	(0.7)	346.3	341.1	1.5

Total revenues	$495.6	$500.7	(1.0)	$973.1	$975.5	(0.2)

Divisional income:
North America	$82.7	$96.8	(14.6)	$160.0	$183.3	(12.7)
International	12.1	8.7	39.1	26.7	17.4	53.4
Home Care and Surgical	5.1	8.7	(41.4)	14.2	18.4	(22.8)
Functional Costs	(67.9)	(75.5)	(10.1)	(134.0)	(147.4)	(9.1)

Total Hill-Rom	32.0	38.7	(17.3)	66.9	71.7	(6.7)
Batesville Casket	52.1	54.7	(4.8)	93.7	94.9	(1.3)

Total divisional income	$84.1	$93.4	(10.0)	$160.6	$166.6	(3.6)

The following table reconciles segment divisional income to income from continuing operations before income taxes.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment divisional income	$84.1	$93.4	(10.0)	$160.6	$166.6	(3.6)
Public entity costs and other	(7.2)	(8.1)		(13.1)	(14.9)
Special (charges)/credits	—	0.1		(2.4)	0.1
Other income/(loss)	7.7	(0.3)		17.5	2.4

Income from continuing operations before income taxes	$84.6	$85.1	(0.6)	$162.6	$154.2	5.4

North America
North America revenues decreased $7.0 million, or 2.9 percent, in the second quarter of 2006 compared to the second quarter of 2005. Sales revenues reflected an increase of $7.9 million, primarily on higher volume, while rental revenues were lower by $14.9 million due to lower volumes, increased customer allowances, and lower competitive pricing.
Higher sales volumes during the quarter were led by our patient platform and workflow products. Within patient platforms, the VersaCare™ and CareAssist™ bed platforms reflected volume increases of $7.7 million compared to the prior year second quarter. In other areas of sales, workflow and architectural product revenues, which were down substantially in the first quarter coming off very strong backlog positions at the end of fiscal 2004, both showed improvements in the second quarter. Architectural product revenue, however, continues to be under pressure as a result of strong competition and an aging product line. The recently introduced intensive care architectural arm platform called the Latitude™ system, has been well received and should assist architectural product revenues in future periods.
The decline in rental volume was evident in most major product categories. As previously discussed, the overall lower rental volumes are related to a number of factors including reduced clinical sales time as the sales force has been heavily focused on system stabilization efforts rather than selling, and we have also experienced the loss of some business. Other unfavorable rental volumes are related directly to expected declines in the pulmonary area resulting from increasing purchases by customers of these products, lower product availability in certain regions or of certain products and the absence of any meaningful seasonal pneumonia and influenza outbreak. North America rental revenues were also adversely impacted by increased customer allowances during the quarter, including an increase in the reserves for such allowances of $4.7 million provided at the end of the quarter.
For the year-to-date period, North America revenues decreased $15.7 million, or 3.3 percent, in the first six months of 2006 compared to the prior year same period. Sales revenues reflected an increase of $0.9 million on the strong second quarter, primarily related to higher volume, while rental revenues were lower by $16.6 million, driven primarily by second quarter performance. The VersaCare™ and CareAssist™ bed platforms continued to show strength with volume increases of $18.6 million compared to the prior year, while the discontinued Advanta™ bed frame line showed a decline of $9.7 million.
Divisional income for North America decreased $14.1 million in the second quarter of 2006 compared to the prior year period. Most of this decline was at the gross profit level, which decreased $11.6 million, and 350 basis points as a percentage of revenues, with the largest contributor being related to the significant decline in rental margins. Sales margins were down $0.6 million, and 320 basis points as a percentage of revenues, despite the strong revenues for the quarter, primarily as a result of higher warranty costs and lower revenues on some of our higher margin product lines. For rentals, gross profit was down $11.0 million, and 720 basis points as a percentage of revenues, as with the generally fixed cost nature of the field service and sales network, only a limited amount of the $14.9 million revenue shortfall could be recovered by lower costs. The $3.9 million of lower costs achieved during the quarter related to lower depreciation, field service and field sales costs. The lower field service and sales costs are directly related to the effects of the restructuring actions taken over the past six-plus months and the overall reduction in field personnel. In addition to the effects of the lower margins on North America divisional income, higher operating expenses of $2.5 million were also a contributor. Within operating expenses, variable selling expenses were up on the higher sales reported for the quarter while general and administrative expenses were up primarily as a result of higher incentive compensation, as the prior year included a reversal of incentive compensation accrued earlier in that year.
For the six-month period ended March 31, 2006, divisional income for North America decreased $23.3 million compared to the prior year period. As with the second quarter, most of this decline was at the gross profit level, which decreased $21.9 million, and 310 basis points as a percentage of revenues, with declines in both sales and rental margins contributing to the decrease. Sales margins were down $10.3 million, and 360 basis points as a percentage of revenues, while rental margins were down $11.6 million, and 350 basis points as a percentage of revenues. Factors contributing to the gross profit decline are consistent with those outlined for the quarter. With respect to operating expenses, which were higher by $1.4 million on a year-to-date basis, similar to the second quarter variable selling expenses were up on higher sales. Marketing and general and administrative expenses, on the other hand, were both favorable. Marketing favorability is related to the timing of programs while general and administrative savings are directly linked to the effects of the recent restructuring program.
International
International revenues increased $4.0 million, or 8.4 percent, in the second quarter of 2006 compared to the second quarter of 2005. Sales revenues increased by $3.7 million due to higher volumes in all regions, but primarily the Middle East and Africa, Latin America and Asia Pacific, partially offset by unfavorable foreign exchange rates of $2.7 million. Rental revenues increased by $0.3 million due to improved volumes and higher pricing, partially offset by unfavorable foreign exchange rates of $0.9 million.
International revenues increased $10.5 million, or 10.6 percent, to $109.2 million in the first six months of 2006 compared to $98.7 million in the 2005 comparable period. Sales revenues increased by $9.8 million due primarily to surface volumes in the Middle East and Africa, Latin America and Asia Pacific, partially offset by unfavorable foreign exchange rates of $5.8 million. Rental revenues increased $0.7 million due to improved volumes and higher pricing, partially offset by unfavorable foreign exchange rates of $1.8 million.
Divisional income for International increased $3.4 million in the second quarter of 2006 compared to the prior year period. Sales margins increased $3.2 million due to higher revenues and a mix shift to higher margin products and services. Rental margins were up nearly $1 million on improved volume and price realization as rental costs were essentially flat on a constant dollar basis, and down from the prior year as a result of exchange. Divisional income was also impacted by unfavorable incentive compensation compared to the prior year on improved International results in the current year and the effects of a prior year reversal of incentive compensation.
For the six-month period ended March 31, 2006, International divisional income increased $9.3 million from the prior year comparable period. As in the quarter, the year-to-date increase related primarily to the increase in gross profit, as sales margins increased $7.7 million and rental margins increased $1.8 million, related to the same factors outlined for the second quarter. Higher incentive compensation, as outlined for the quarter, provided a partial offset.
Home Care and Surgical
Home Care and Surgical revenues decreased $0.8 million, or 2.7 percent, in the second quarter of 2006 compared to the second quarter of 2005. Sales revenues increased by $0.9 million, primarily due to the performance of our surgical accessories business and the impact of recent spinal surgery product introductions. Rental revenues decreased $1.7 million, primarily related to the impact of higher customer allowances, as previously discussed, and to a lesser degree on slightly lower Vest revenues as we continue to work through a period of lower referrals that have stabilized in 2006 from the declining amounts throughout 2005.
Home Care and Surgical revenues decreased $2.4 million, or 3.8 percent, to $60.0 million in the first six months of 2006 compared to $62.4 million in the 2005 comparable period. Sales revenues increased by $1.2 million, once again related to recent spine surgery product introductions within our surgical accessories business, and to a lesser extent, increased penetration of The VestTM product into the acute care setting. Rental revenues were lower by $3.6 million as a result of the same factors outlined above for the second quarter.
Divisional income for Home Care and Surgical decreased $3.6 million, or 41.4 percent, in the second quarter of 2006 compared to the prior year period. Rental margins were the key driver of the decline, down $3.0 million on the lower revenues outlined above, accompanied by somewhat higher field service and sales costs. Divisional income was also unfavorably impacted by higher operating expenses of $1.1 million, primarily associated with higher general and administrative expenses for incentive compensation, where the prior year included a reversal of previously accrued incentive compensation, and increased engineering expense related to the write-off of some prototype tooling. These unfavorable impacts were partially offset by higher sales margins of $0.5 million on the higher reported revenues.
For the six-month period ended March 31, 2006, Home Care and Surgical divisional income decreased $4.2 million from the prior year comparable period. As in the quarter, the year-to-date decline was due to declining rental margins of $5.5 million. The lower rental margins were partially offset by favorable sales margins of $0.9 million on the higher reported revenues and lower operating expenses of $0.4 million.
Batesville Casket
Batesville Casket revenues in the second quarter of 2006 decreased $1.3 million, or 0.7 percent, from that reported in the prior year comparable period. Overall, a decrease in casket volumes occurred across almost all product lines during the quarter, with the exception of veneer and low-end metal. We believe our lower sales of burial caskets were attributable to continued overall soft death trends based on preliminary data released by the Center for Disease Control and the absence of a seasonal outbreak of pneumonia and influenza, along with the continued gradual increase in the overall growth rate for cremations. Additionally, we experienced unfavorable mix within product lines of approximately $2.3 million, reflected by the increases in our sales of low-end metal and veneer products. These decreases were partially offset by favorable net price realization of $7.7 million, along with increased revenues of $0.6 million resulting from favorable volume in Options cremations products and higher external jobber unit sales of $0.9 million.
For the six-month period ended March 31, 2006, Batesville Casket revenues increased $5.2 million, or 1.5 percent, from the comparable prior year period. The year-over-year results were favorably impacted by increases in net price realization of $16.5 million, favorable Options cremations products revenue of $1.5 million and higher external jobber unit sales of $1.6 million. This favorability was nearly offset by a $6.1 million decrease in the volume of burial caskets due to the continued soft death market and gradual increase in cremations and a $4.3 million decrease in revenues from a downward shift in product line mix.
Batesville Casket divisional income decreased $2.6 million, or 4.8 percent, in the second quarter, and decreased $1.2 million, or 1.3 percent, in the year-to-date period of 2006 compared to the same periods of the prior year. Lower burial volume and unfavorable product mix for both the three- and six-month periods, as previously discussed above under revenues, negatively impacted gross profit. The unfavorable product mix was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products as well as a general shift to lower-end products that provide lower margins. We continue to expand our veneer product line in an effort to capitalize on the increasing preference for wood products and at the same time increase its margins through volume increases and efficiencies. Offsetting these unfavorable items were improved net price realization, higher revenues from cremation products and higher external jobber unit sales, along with a current period gain of $1.0 million related to the settlement of an insurance claim on a fire at one of our facilities in the prior year. Upon consideration of all these factors, Batesville Casket gross profit as a percentage of revenues was relatively unchanged for both the three- and six-month periods ended March 31, 2006 when compared to the prior year. Other operating expenses were up slightly in the quarter and year-to-date periods primarily due to higher antitrust legal costs, higher incentive compensation costs and increasing fuel costs, partially offset by lower benefit costs.
Gross profit percentages reported above are exclusive of distribution costs of $23.7 million, or approximately 13.1 percent of revenues, in the second quarter of 2006, up from $22.3 million, or 12.3 percent of revenues, in the prior year period. Year-to-date, gross profit percentages were exclusive of distribution costs of $46.4 million, or approximately 13.4 percent of revenues, up from $42.8 million, or 12.5 percent of revenues in the prior year-to-date period. Overall, the effect of lower volume was not enough to offset higher distribution costs from salary and benefit inflation, rising fuel costs and the opening of several new service centers to meet customer delivery needs. Distribution costs are included in other operating expenses for all periods.

Liquidity and Capital Resources

	March 31,
(Dollars in millions)	2006	2005

Cash and Cash Equivalents	$88.1	$102.4
Current Investments	102.9	111.9

Cash, Cash Equivalents, and Current Investments	$191.0	$214.3

We maintained strong liquidity with cash flows from operations of $84.1 million in the first six months of fiscal 2006, despite the heavy spending for restructuring and antitrust litigation, along with the payment of the initial $50 million associated with Spartanburg settlement. As of March 31, 2006 we held $191.0 million of cash, cash equivalents, and current investments.

	Six Months Ended
	March 31,
(Dollars in millions)	2006	2005

Cash Flows Provided By (Used In):
Operating activities	$84.1	$142.0
Investing activities	(51.0)	(114.6)
Financing activities	(21.9)	(53.1)
Effect of exchange rate changes on cash	0.1	0.4

Increase (Decrease) in Cash and Cash Equivalents	$11.3	$(25.3)

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
Operating Activities
For the six-month period ended March 31, 2006, net cash provided by operating activities totaled $84.1 million compared to $142.0 million for the six months ended March 31, 2005.
Depreciation and amortization decreased slightly to $54.4 million in the first six months of 2006 from $57.8 million in the 2005 comparable period.
Changes in working capital decreased cash from operations for both periods. In the first six months of 2006 changes in working capital had a negative impact on cash provided from operations of $72.9 million. While the effects of increasing receivables and the normal cyclical decline in payables was nearly offset by increases in compensation related liabilities and income taxes, our cash flow from operations were significantly adversely impacted by payments related to our restructuring activities and the initial funding under the Spartanburg settlement agreement of $50 million. In 2005, operating cash flow was reduced by the increase in accounts receivable resulting from higher sales in March and a decline in trade accounts payable from the prior year-end as a result of normal repayments of traditionally higher fiscal year-end payables. Partially offsetting these declines in cash from operations was the reduction of inventory levels from year-end due to the release of inventories following successful labor negotiations late in the fourth quarter of 2004, increased volumes at Hill-Rom, and ordinary cyclical declines during the pneumonia and influenza season at Batesville Casket.

Investing Activities
Net cash used in investing activities for the six months ended March 31, 2006 totaled $51.0 million compared to $114.6 million for the six months ended March 31, 2005. Capital expenditures decreased slightly to $45.7 million from $54.1 million in the prior year period. Capital expenditures decreased to $38.1 million from $50.3 million within Hill-Rom for the first six months of 2006 and 2005, respectively. Batesville Casket’s capital expenditures increased to $7.6 million from $3.8 million. Fiscal year 2006 capital expenditures are expected to approximate $127 million.
The first six months of investment activity in fiscal 2006 included $124.1 million of purchases and capital calls and $120.8 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $121.8 million of the purchases and $109.9 million of the sales for the first six months of fiscal 2006, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first six months of fiscal 2005, current investment purchases were $83.5 million with sales of $24.1 million.
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
In March 2006, Batesville Casket made an acquisition of a small regional casket distributor, which was funded from cash on-hand.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23.0 million deposited in an escrow account, of which $20.0 million remained at March 31, 2006, related to potential adjustments resulting primarily from the funded status of Mediq’s defined benefit pension plan as of the end of fiscal 2005, along with the occurrence of any issues associated with seller representations, warranties and other matters. The escrow amount has been included in the allocation of purchase price. We currently estimate that any adjustment related to Mediq’s pension plan will be favorable to us. Final resolution of the remaining amount in escrow is expected to occur in fiscal 2006. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted downward accordingly.
Financing Activities
Net cash used in financing activities totaled $21.9 million for the six months ended March 31, 2006 compared to $53.1 million for the six months ended March 31, 2005.
Cash dividends paid increased to $34.8 million in the first six months of 2006, compared to $34.5 million in the prior year comparable period. Quarterly cash dividends per share were $0.2825 in 2006 and $0.28 in 2005.
Treasury stock acquired was $33.7 million in the six months ended March 31, 2005 due primarily to open market repurchases as discussed below.
Our debt-to-capital ratio was 25.7 percent at March 31, 2006 compared to 22.8 percent at March 31, 2005. This increase was primarily due to the reduction in total capital resulting from the litigation charge recognized in the fourth quarter of fiscal 2005 related to the Spartanburg litigation settlement.

Other Liquidity Matters
As of March 31, 2006, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of March 31, 2006, we: (i) had $14.7 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facilities, and (iii) had complete access to the remaining $385.3 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees, compensating balance requirements and are renewed annually. As of March 31, 2006, we had $12.0 million outstanding under this credit line as reflected in short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2006, we had $13.2 million of outstanding undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
We also have $750 million of remaining capacity under a previously filed universal shelf registration statement, which should provide us with significant flexibility with respect to our access to the capital markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
During the second fiscal quarter, Moody’s completed a review of our debt rating and reduced our rating from A2, with negative outlook, to A3, with stable outlook. Standard and Poor’s conducted a similar review during the quarter and maintained our A rating. We do not expect this rating change to have a material impact on the cost of our Spartanburg settlement financing.
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge is associated with the definitive agreement to settle for $337.5 million ($212.8 million net-of-tax) the Spartanburg antitrust class action litigation lawsuit. The charge also includes certain legal and other costs related to the settlement. The settlement is subject to final court approval of the settlement agreement after a fairness hearing scheduled for June 14, 2006. An amount of $50 million has been paid to an escrow fund pending final court approval. The remainder of the settlement amount will be payable upon final approval of the settlement agreement, which is currently expected to occur in the fourth quarter of our fiscal year. The funding of the settlement is currently being reviewed but could include a combination of cash on hand, short-term borrowings under our revolving credit facility, and issuance of securities in the capital markets. After funding the settlement, we will continue to have a solid financial position with continued strong operating cash flows, and remaining availability under our previously discussed revolving credit facility, as well as potential access to the capital markets, to fund the execution of our strategic initiatives.
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
During the first half of 2006 we did not repurchase any shares of our common stock in the open market. As of March 31, 2006, we had Board of Directors’ approval to repurchase 1,578,400 shares of our common stock. However, as a result of the anticipated Spartanburg litigation settlement discussed above, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, has determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006. Repurchased shares are used for general business purposes.
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
Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility, was as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustments	3/31/2006

Severance and related benefits	$22.4	$3.3	$15.8	$—	$9.9
Contract termination costs	0.8	—	—	0.8	—

Totals	$23.2	$3.3	$15.8	$0.8	$9.9

During the second quarter of 2006, we rescinded the termination of a domestic contract with an outsource service provider, resulting in the reversal of the originally provided reserve.

In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred over the next nine to twelve months, most notably in Europe.
As of March 31, 2006, approximately $9.9 million remained in the reserve related to these actions. Upon completion, we expect to have eliminated up to 550 positions on a worldwide basis, of which 425 positions had been eliminated at March 31, 2006.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action will be paid in cash and are expected to be incurred over the next six months. At March 31, 2006, approximately $0.3 million remained in the reserve.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a total pre-tax charge of approximately $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges include approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consists of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At March 31, 2006, approximately $0.4 million remained in the reserve.
Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $0.6 million remained in the reserve at March 31, 2006, which relates primarily to health care and other benefits that will be paid through 2013.
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million associated with severance and benefit-related costs. As of March 31, 2006, approximately $0.3 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.
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
There has been one material change in accounting policy from those outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 as outlined below:

Adoption of SFAS No. 123(R), Share-Based Payment
Prior to fiscal year 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Compensation expense is recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005 related to stock options, which will continue to be disclosed only on a pro forma basis in Note 1 of the Condensed Consolidated Financial Statements. Results for prior years have not been restated.
Stock option expense, on an after-tax basis, for the first six months of 2006 totaled $0.4 million. We estimate after-tax expense for issued stock options will be approximately $1.0 million for fiscal 2006, based on current forfeiture rate assumptions.
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
Since December 2002, the Company has issued its annual grant of stock-based compensation in the first quarter of its fiscal year. During the first quarter, the Company granted a similar split of stock options and restricted stock units as in preceding years. See Note 10 to the Condensed Consolidated Financial Statements for further details.
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our financial instruments are exposed to interest rate risk. During the first six months of 2006 and throughout fiscal 2005, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at March 31, 2006 and September 30, 2005. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $191.0 million and $167.8 million on hand at March 31, 2006 and September 30, 2005, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of March 31, 2006, the interest rate swap contracts reflected a cumulative loss of $5.5 million, compared to a cumulative loss of $1.3 million at September 30, 2005.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
The implementation of the final phase of our Enterprise Resource Planning system in the third quarter of fiscal 2005 with respect to the domestic rental business of Hill-Rom is continuing to have an effect on our internal control structure. This final phase, which went live effective May 9, 2005, consisted of the order management system used to process and accumulate financial data principally supporting rental revenues and receivables and various accrual accounts specific to our rental business. The system is also critical to the operational management of the rental business, including reporting utilized directly by our customers in the management of their business operations.
As previously disclosed, as a result of the significant complexities and inherent business process changes associated with this implementation, including integration of the order management activities related to the acquisitions of Mediq and ARI, we have encountered numerous issues related to the start-up and operation of this system. These issues have manifested themselves in the following key areas:
•	Incorrect billings to customers, including duplicate billings

•	Order fulfillment and rental asset inventory accuracy and traceability

•	Reporting of customer and management operational information

•	Customer disruption and the loss of some business

•	An increased aging of accounts receivable as collection efforts have been adversely affected as personnel devote time to stabilization efforts
As a result of the implications of these issues and since certain controls associated with the system and the related business processes are still not functioning to our desired specifications, management continues to take additional actions to ensure the financial statements and related financial information presented in this Form 10-Q state fairly, in all material respects, the

Company’s financial condition and results of operations in accordance with generally accepted accounting principles. These actions include, but were not limited to, the following:
•	The establishment of dedicated, multi-functional teams to address functional and legal compliance issues within the system and to redesign and train personnel on new business processes to effectively run the business with this new system;

•	The performance of incremental substantive procedures, including analytical assessments, to validate the accuracy of key financial balances and amounts to ensure their accuracy;

•	The continued development of reporting mechanisms to evaluate the integrity of data contained within the system and to correct such data if it is found to be in error;

•	The continued enhancement of the system to add edits and other checks to reduce the likelihood of data input errors that could ultimately lead to improper billings. This includes the roll-out of hand-held, wireless devices capable of quickly updating system records as to the utilization and location of rental equipment; and

•	The continued build out of functionality in the areas of order entry, clinical documentation requirements and tracking, and tiered payment processing for our Home care business.
Management will continue to monitor internal control over financial reporting with respect to this recent system implementation, and in all other areas, and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements. We continue to devote additional resources to the stabilization of our rental business system and the related business processes and are now realizing the benefits of this effort. Management concluded that as of September 30, 2005 and March 31, 2006 we had two significant deficiencies in internal control related to the rental business system and the related business processes. While we are not yet satisfied with the operation of the system and related processes, we continue to see progress in many areas. We believe most of the system-related issues have been addressed and we expect our attention to now shift to areas to increase the efficiency and effectiveness of operating the new system and to improvements in the underlying business processes supporting the system. This will include continued user training, system enhancements, an increased focus on equipment management, leveraging the benefits of handheld devices deployed to increase the efficiency and accuracy of delivery, pick-up and other equipment transactions and focusing on underlying business processes and reporting to gain insight into our rental business and to provide similar insight to our customers. We will continue to provide updates on the status of our rental business system and the related processes until such time as we are fully satisfied with its operation from a compliance, regulatory, control and accuracy standpoint.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
For information regarding legal proceedings involving the Company, see Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Item 1A. RISK FACTORS
Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks we face. Additional risks not currently known or deemed immaterial also may result in adverse effects on our business. We have included in this Quarterly Report on Form 10-Q only the headings of the risk factors for which there have been no significant changes since our Annual Report on Form 10-K for the year ended September 30, 2005, and we refer you to the information under the heading ‘Risk Factors” in that Form 10-K for more detailed information regarding those risk factors. We have updated other risk factors, and have provided here a more detailed description of those risk factors.
Failure by us or our suppliers to comply with the Food and Drug Administration (FDA) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.
Our health care businesses design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of our health care businesses. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. Moreover, our Mediq rental business is subject to product modifications executed by Hill-Rom on behalf of original medical equipment manufacturers that can result in unanticipated costs and temporary product shortages. Additionally, regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.
Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.
Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our health care customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the U.S. Census Bureau to be 45.8 million) further exacerbates a challenging reimbursement environment for us. We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with extensive and complex billing, substantiation and record-keeping requirements. If we are deemed to have violated these laws and regulations, we could be subject to substantial fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. If we are not successful in our efforts to stabilize our Enterprise Resource Planning system and the related business processes with respect to Hill-Rom’s domestic rental business, our compliance with reimbursement laws and regulations and relationships with Medicare and Medicaid could be adversely affected.

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
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for Batesville Casket in each of fiscal year 2003, 2004, 2005 and the first half of fiscal 2006.
Batesville Casket expects these trends to continue into the foreseeable future and Batesville Casket’s burial casket volumes will likely continue to be negatively impacted by these market conditions. Finally, death rates can vary over short periods of time and among different geographical areas, due to, among other factors, the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause Batesville Casket’s sales of burial caskets to fluctuate from quarter to quarter and year to year.
Future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, quality issues and warranty claims, certain regulatory approvals and other factors. The introduction of new products may also cause customers to defer purchases of existing products, which could have an adverse effect on sales.
Future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We cannot assure that our new products will achieve the same degree of success that has been achieved historically by our products. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. Any strategies we may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Warranty claims relating to our products may be greater than anticipated, and we may be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development. For example, as part of the tradeoff between clinical effectiveness and comfort, which is inherent in most clinical products, we have dedicated research and development efforts to improving the comfort and customer acceptance of certain of our products. Those efforts, together with the foregoing focus on enhancing the competitiveness of our core products has resulted in the dedication of new product development resources to sustaining development efforts.
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
The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual GPOs begin to modify their membership requirements and contracting practices, including conversion of sole sourced agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism. Over the last several years, GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous voluntary reforms. However, Congress is continuing to evaluate the need to advance legislation. In the interim, the industry has moved to further strengthen its voluntary ethics initiative. It is difficult to ascertain the likelihood that legislation will be advanced in the remainder of 2006. We believe it is likely, however, that with or without legislation, the industry will see fewer sole and more dual and multi-source GPO agreements.
Additionally, Batesville Casket has a sole-source contract with SCI, its largest national account, that reached the end of its term at the end of calendar year 2005, although SCI continues purchasing in order to fulfill contractual volume commitments which will continue into the fourth quarter of fiscal 2006. This contract represents a material part of Batesville’s business. Batesville Casket also has a supply agreement with Alderwoods that will expire at the end of calendar 2006. With the potential acquisition of Alderwoods by SCI, the volume of caskets affected by the negotiations with SCI will most likely increase. Because of overcapacity in the industry, we anticipate other domestic and even some Chinese manufacturers will be aggressive in their efforts to obtain all or a portion of the combined SCI/Alderwoods casket business. These combined casket sales represent a significant amount of casket revenues but a smaller portion of our profits. The loss of all or a sizeable portion of this volume would have a material adverse effect on our results of operations. These negotiations are likely to result in changes to our relationship with the combined SCI/Alderwoods business that may include a lower product line mix, a reduction in average net price, and/or significantly lower volumes, particularly if SCI decides to source its caskets from two or more suppliers. Any combination of these items could have a materially adverse effect on our financial condition, results of operations and cash flows.
Additionally, while our contracts with large health care and funeral services providers and GPOs provide important access to many of the largest purchasers of health care and funeral services products, they can obligate us to sell our products at fixed prices for extended periods of time, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.
Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.
Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that can not be recovered through increases in the prices of our products could adversely affect our results of operations. For example, we experienced significantly higher prices in fiscal 2003, 2004 and 2005 than we had in prior periods for steel, a principal raw material used in our funeral services products business and, to a lesser degree, our health care products business. In addition to steel, we have also experienced large price increases on other commodities used in the manufacture of our products, including red metals, solid wood, chemicals, fuel and petroleum-based products, such as foam and plastics. Although Batesville Casket has historically been able to offset such price increases with increases in the prices of its products, there can be no assurance that our customers will be willing to pay the higher prices or that such prices will fully offset such price increases in the future. Any further increases in prices resulting from a tightening supply of steel, other materials and/or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
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
During the third quarter of fiscal 2005, we implemented the final phase of our Enterprise Resource Planning, or ERP, system with respect to Hill-Rom’s domestic rental business. Due to complexities and business process changes associated with this implementation, we made unplanned expenditures and have encountered a number of issues related to the start-up of the system, including incorrect billings to customers, increased customer allowances and an increase in the aging of rental receivables, a loss of sales focus by our clinical sales force and the loss of some business.
There can be no assurance that the efforts to implement and stabilize our ERP system and the related business processes will be completed in the near future or without unplanned expenditures, or that we will not experience additional significant disruptions to our operations resulting in the loss of some business or an increase in customer allowances. Either of these would adversely impact Health Care rental revenues and our results of operations.
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
We can provide no assurances that the court will approve the agreement we have entered into relating to the settlement of the Spartanburg antitrust litigation.
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
Non-traditional funeral services retailers could present more of a competitive threat to Batesville Casket and its sales channel than is currently anticipated. While some of these have competed against Batesville Casket for a number of years, large discount retailers such as Costco, which has recently begun selling competitors’ caskets, represent a more recent competitive development. Also, we have learned that several manufacturers located in China are currently manufacturing caskets for sale into the United States. It is not possible to quantify the financial impact that these competitors will have on Batesville Casket’s business, but these competitors will continue to place additional pricing and other competitive pressures on Batesville Casket that could have a negative impact on Batesville Casket’s results of operations.

We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.
Although we plan to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. For example, shortly after the announcement of Batesville Casket’s proposed acquisition of Yorktowne, a preliminary order was granted by a Pennsylvania state court preventing Batesville Casket from further pursuing the proposed transaction until a final judgment or modification of the order, the timing of any of which is not certain. We have appealed the lower court’s ruling but have no assurance that the appellate court will rule in our favor. In addition, we expect to compete against other companies for acquisitions. If we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our efforts to integrate acquired companies. Integration of acquired companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance.
As a result of our recent consolidation of management functions at Hillenbrand corporate and Hill-Rom and other realignment initiatives, the potential risks to our business of our inability to attract and retain key personnel may be magnified.
Volatility in our investment portfolio or collection risk associated with our notes receivable portfolio could negatively impact earnings.
Volatility in our investment portfolio with a book value of $63.3 million could negatively impact earnings. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. This is evident when one significant impairment of a strategic investment resulted in an impairment charge of $8.7 million in the fourth quarter of fiscal 2005, and two additional impairments resulted in a charge of $2.0 million in the second quarter of fiscal 2006.
In addition, we have outstanding long-term notes receivable of $137.9 million as of March 31, 2006. This balance primarily represents the seller financing provided to FFS Holdings, Inc., the entity that purchased Forethought, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in an adverse impact on our financial condition.
A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
As of April 2006, we employed approximately 9,600 persons in our operations. Approximately 2,300 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2007 to August 2010. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased [1]	Paid per Share	Programs [2]	or Programs
January 1, 2006 – January 31, 2006	4,724	49.35	—	1,578,400
February 1, 2006 – February 28, 2006	92	49.25	—	1,578,400
March 1, 2006 – March 31, 2006	1,302	52.26	—	1,578,400
Total	6,118	49.96	—	1,578,400

1	All shares purchased in the three months ended March 31, 2006 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended March 31, 2006. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter. However, as a result of the anticipated Spartanburg litigation settlement discussed earlier in this Form 10-Q, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, has determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of shareholders on February 10, 2006. Matters voted upon by proxy were: The election of four directors nominated for a three-year term expiring in 2009 and the ratification of the Audit Committee of the Board of Director’s appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

	Voted
	For	Withheld
Election of directors in Class I for terms expiring in 2009:

Rolf A. Classon	50,885,754	1,612,993
Charles E. Golden	47,003,065	5,495,682
W August Hillenbrand	50,985,296	1,513,451
Eduardo R. Menascé	51,258,841	1,239,906
Messrs. Ray J. Hillenbrand, Peter H. Soderberg and Mark Ketchum and Ms. Anne Griswold Peirce will continue to serve as Class II directors. Messr. John A. Hillenbrand and Ms. Joanne C. Smith will continue to serve as Class III Directors.

	Voted	Voted
	For	Against	Abstained
Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	51,752,291	707,361	39,095

Item 6. EXHIBITS

A.	Exhibits

Exhibit 10.1	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors (As approved by Board of Directors on February 10, 2006) (Incorporated herein by reference to Exhibit 10 filed with Form 8-K dated February 10, 2006)

Exhibit 10.2	Letter to Kenneth A. Camp Regarding Supplemental Benefit Under Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 13, 2006)

Exhibit 10.3	Stock Award between Hillenbrand Industries, Inc. and Kenneth A. Camp dated effective March 16, 2006 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 13, 2006)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: May 10, 2006	BY:	/s/ Gregory N. Miller

Gregory N. Miller
Senior Vice President and
Chief Financial Officer

DATE: May 10, 2006	BY:	/s/ Richard G. Keller

Richard G. Keller
Vice President, Controller
and Chief Accounting Officer