Form 10-Q
period 2006-06-30
HILLENBRAND INDUSTRIES INC
filed 2006-08-09
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Common Stock, without par value — 61,363,903 shares as of July 31, 2006.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net Revenues
Health Care sales	$199.8	$190.3	$604.6	$583.2
Health Care rentals	104.5	115.4	326.5	356.9
Funeral Services sales	165.0	160.3	511.3	501.4

Total revenues	469.3	466.0	1,442.4	1,441.5

Cost of Revenues
Health Care cost of goods sold	110.7	108.9	337.9	327.2
Health Care rental expenses	68.6	71.9	209.9	217.8
Funeral Services cost of goods sold	74.8	76.3	234.9	234.5

Total cost of revenues	254.1	257.1	782.7	779.5

Gross Profit	215.2	208.9	659.7	662.0

Other operating expenses	139.9	143.8	436.9	445.2
Litigation credits	(2.3)	—	(2.3)	—
Special charges	0.1	5.6	2.5	5.5

Operating Profit	77.5	59.5	222.6	211.3

Other income (expense), net:
Interest expense	(5.4)	(4.3)	(15.5)	(12.7)
Investment income	7.7	6.3	35.7	18.5
Other	0.6	(1.7)	0.2	(3.1)

Income from Continuing Operations Before Income Taxes	80.4	59.8	243.0	214.0

Income tax expense (Note 8)	29.3	22.1	88.8	79.2

Income from Continuing Operations	51.1	37.7	154.2	134.8

Discontinued Operations (Note 4):

Income (loss) from discontinued operations before income taxes	—	0.5	(0.5)	1.3
(including loss on impairment of discontinued operations of $0, $0, $1.1 and ($0.1))
Income tax expense (benefit)	—	0.2	(0.2)	0.5

Income (loss) from discontinued operations	—	0.3	(0.3)	0.8

Net Income	$51.1	$38.0	$153.9	$135.6

Income per common share from continuing operations — Basic (Note 9)	$0.83	$0.61	$2.51	$2.18
Income (loss) per common share from discontinued operations — Basic (Note 9)	—	—	(0.01)	0.01

Net Income per Common Share — Basic	$0.83	$0.62	$2.51	$2.19

Income per common share from continuing operations — Diluted (Note 9)	$0.83	$0.61	$2.51	$2.17
Income (loss) per common share from discontinued operations — Diluted (Note 9)	—	—	(0.01)	0.01

Net Income per Common Share — Diluted	$0.83	$0.61	$2.50	$2.18

Dividends per Common Share	$0.2825	$0.28	$0.8475	$0.84

Average Common Shares Outstanding — Basic (thousands)	61,487	61,526	61,434	61,852

Average Common Shares Outstanding — Diluted (thousands)	61,610	61,896	61,545	62,253

Note:	Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	6/30/06	9/30/05
ASSETS
Current Assets
Cash and cash equivalents	$88.8	$76.8
Current investments (Note 1)	166.5	91.0
Trade receivables, net	461.0	448.1
Inventories	133.9	124.1
Deferred income taxes	120.4	122.6
Other	24.9	27.9

Total current assets	995.5	890.5

Equipment Leased to Others, net	167.5	162.8
Property, net	207.5	213.8
Investments (Note 1)	63.8	71.5

Other Assets
Intangible assets:
Goodwill (Note 3)	418.0	423.7
Software and other	159.4	172.9
Notes receivable, net of discounts	139.0	134.4
Prepaid pension costs	27.2	33.3
Deferred charges and other assets	12.3	16.3

Total other assets	755.9	780.6

Assets of Discontinued Operations (Note 4)	—	110.0

Total Assets	$2,190.2	$2,229.2

LIABILITIES
Current Liabilities
Trade accounts payable	$83.3	$98.0
Short-term borrowings	10.8	6.1
Accrued compensation	89.7	66.2
Income taxes payable (Note 8)	71.9	5.2
Accrued warranty (Note 11)	16.6	16.6
Accrued restructuring (Note 7)	8.6	27.8
Accrued litigation (Note 13)	289.4	358.6
Other	73.9	90.5

Total current liabilities	644.2	669.0
Long-Term Debt	344.6	350.7
Other Long-Term Liabilities	83.2	100.7
Deferred Income Taxes	45.1	36.9

Liabilities of Discontinued Operations (Note 4)	—	102.4

Total Liabilities	1,117.1	1,259.7

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	76.9	72.3
Retained earnings	1,597.0	1,495.4
Accumulated other comprehensive (loss) income (Note 6)	(5.1)	0.5
Treasury stock	(600.1)	(603.1)

Total Shareholders’ Equity	1,073.1	969.5

Total Liabilities and Shareholders’ Equity	$2,190.2	$2,229.2

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date	Period Ended
	6/30/06	6/30/05
Operating Activities
Net income	$153.9	$135.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	81.4	86.8
Accretion and capitalized interest on financing provided on divestiture	(10.7)	(10.4)
Investment income/gains on equity method investments	(10.1)	(1.7)
Investment impairments	2.0	0.1
Provision for deferred income taxes	14.1	19.6
Loss on divestiture of discontinued operations (net-of-tax)	0.6	—
Loss on disposal of fixed assets	0.8	4.4
Defined benefit plan funding	(1.8)	(76.7)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(35.4)	(9.1)
Other, net	(9.1)	29.8

Net cash provided by operating activities	185.7	178.4

Investing Activities
Capital expenditures and purchase of intangibles	(70.3)	(82.0)
Proceeds on sale of business	6.5	—
Proceeds on sales of fixed assets	5.6	—
Acquisitions of businesses, net of cash acquired	(8.3)	(9.5)
Investment purchases and capital calls	(229.1)	(121.5)
Proceeds on investment sales/maturities	162.4	101.3
Bank investments:
Purchases	(5.0)	(27.8)
Proceeds on sales/maturities	4.7	16.4

Net cash used in investing activities	(133.5)	(123.1)

Financing Activities
Change in short-term debt	4.6	(4.1)
Payment of cash dividends	(52.3)	(51.6)
Proceeds on exercise of options	2.9	11.5
Treasury stock acquired	(0.5)	(71.4)
Bank deposits received	4.1	8.6

Net cash used in financing activities	(41.2)	(107.0)

Effect of exchange rate changes on cash	1.0	(0.5)

Total Cash Flows	12.0	(52.2)

Cash and Cash Equivalents:
At beginning of period	76.8	127.7

At end of period	$88.8	$75.5

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited, condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hillenbrand,” “the Company,” “we,” “our” and “us” refer to Hillenbrand Industries, Inc. and its consolidated subsidiaries, and the terms “Hill-Rom Company,” “Batesville Casket Company,” and derivations thereof, refer to one or more of the subsidiary companies of Hillenbrand that comprise those respective businesses. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

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

Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves, accrued warranties (Note 11), income taxes (Note 8) and accrued litigation and self insurance reserves (Note 13), among others.

Reclassification

Certain immaterial prior year amounts have been revised to appropriately reflect $5.5 million of stock-based accrued compensation as equity rather than as an accrued liability. In addition, approximately $2.0 million and $5.3 million of sustaining engineering costs and product installation costs were reclassified from operating expenses to health care cost of sales for the quarter and year-to-date periods of fiscal 2005, respectively, to conform to the current year presentation. These revisions had no impact on results of operations, cash flows or earnings per share.

Current Investments

At June 30, 2006 and September 30, 2005, we held $166.5 million and $91.0 million, respectively, of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as Investment income.

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

For the nine-month periods ended June 30, 2006 and 2005, we recognized income on our investments of $18.6 million and $4.1 million, respectively, which is net of impairments of

$2.0 million and $0.1 million, respectively. These amounts were recorded as a component of Investment income within our Condensed Consolidated Statements of Income.

Stock-Based Compensation

Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on the date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005 related to stock options, which will continue to be disclosed on a pro forma basis only.

Some of our stock-based compensation awards, including both stock options and restricted stock units (“RSUs”), or deferred stock awards, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the Company. We had previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service. Recognizing that many companies followed the approach formerly used by the Company, the SEC issued guidance on converting to accelerated vesting for the remaining portion of unvested outstanding awards. Our transition to this new accelerated vesting was negligible due to our decision to accelerate the vesting of underwater stock options in the fourth quarter of fiscal 2005 as outlined below and the relatively recent introduction of RSUs.

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

The purpose of the accelerated vesting of these options was to reduce our future reported compensation expense upon the adoption of SFAS No. 123(R) in the first quarter of 2006. Additionally, the accelerated underwater stock options may not have been fully achieving their original objectives of incentive compensation and employee retention. The acceleration may have had a positive effect on employee morale, retention and perception of value. Our Board of Directors believed, based on the potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration was in the best interests of the Company and its Shareholders.
As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before income taxes and net income for the nine months ended June 30, 2006, are $1.2 million and $0.7 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. The effect on basic and diluted earnings per share from continuing operations was $0.01 as a result of the adoption of SFAS No. 123(R).

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

	Quarterly	Year-to-Date
	Period Ended	Period Ended
	6/30/05	6/30/05

Net income, as reported	$38.0	$135.6
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	1.0	2.4
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(2.0)	(5.6)

Pro forma net income	$37.0	$132.4

Earnings per share:

Basic — as reported	$0.62	$2.19
Basic — pro forma	$0.60	$2.14

Diluted — as reported	$0.61	$2.18
Diluted — pro forma	$0.60	$2.13

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

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We will evaluate the effect of this Interpretation on our Consolidated Financial Statements and Results of Operations.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	6/30/06	9/30/05
Allowance for possible losses and discounts on trade receivables	$56.1	$39.3

Inventories:
Finished products	$91.2	$85.3
Work in process	12.9	13.1
Raw materials	29.8	25.7

Total inventory	$133.9	$124.1

Accumulated depreciation of equipment leased to others and property	$708.0	$666.7

Accumulated amortization of other intangible assets	$113.0	$99.6

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,355,849	61,263,558

Shares held in treasury	18,968,063	19,060,354
3.	Acquisitions

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

On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business, for approximately $334.8 million. This purchase price included $23.0 million deposited in an escrow account, of which $7.3 million was distributed to Hill-Rom in July 2006 related to the finalization of the funded status of the Mediq defined benefit pension plan, approximately $3.0 million has been distributed to satisfy certain seller expenses and $12.7 million remained at June 30, 2006 to satisfy certain seller indemnification obligations. The escrow amount has been included in the allocation of purchase price. The $7.3 million received in July 2006 was recognized as of June 30, 2006 and recorded as a reduction of goodwill. Final resolution of the remaining amount in escrow is expected to occur in fiscal 2007. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be further adjusted downward accordingly.

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

Operating results for FFSB were as follows for the quarterly and nine-month periods ended June 30, 2006 and 2005:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Revenues from discontinued operations	$—	$1.1	$1.1	$3.1
Other operating expenses	—	0.6	0.6	1.9
Loss on divestiture	—	—	1.0	(0.1)

Income (loss) from discontinued operations before income taxes	—	0.5	(0.5)	1.3
Income tax expense (benefit)	—	0.2	(0.2)	0.5

Income (loss) from discontinued operations	$—	$0.3	$(0.3)	$0.8

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

The components of net pension expense for defined benefit retirement plans for the quarterly and nine-month periods ended June 30, 2006 and 2005 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Service cost	$2.8	$2.7	$8.4	$7.9
Interest cost	5.1	4.8	15.4	14.3
Expected return on plan assets	(6.0)	(4.9)	(18.3)	(14.0)
Amortization of prior service cost, net	0.4	0.4	1.2	1.1
Actuarial loss	0.4	0.2	1.1	0.4

Net periodic benefit cost	$2.7	$3.2	$7.8	$9.7

In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan have been reduced. We have made contributions of approximately $1.8 million to our defined benefit pension plans during fiscal 2006, and we do not anticipate any additional contributions during fiscal year 2006.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were

$3.6 million and $11.0 million, for the quarterly and nine-month periods ended June 30, 2006 and $4.1 million and $11.6 million for the same periods ended June 30, 2005. We expect to contribute an additional $3.6 million to the plans during the remainder of fiscal year 2006. The nonqualified defined contribution plans are unfunded and carried a liability of less than $1 million at June 30, 2006 and September 30, 2005.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in accumulated other comprehensive income.

The components of comprehensive income (loss) are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net income	$51.1	$38.0	$153.9	$135.6

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	(0.2)	(1.2)	3.8	(2.3)
Less: Reclassification adjustment for gains realized in net income, net-of-tax	—	(0.2)	(10.8)	(0.5)

Net unrealized loss, net-of-tax	(0.2)	(1.4)	(7.0)	(2.8)

Foreign currency translation adjustment, net-of-tax	2.0	(3.2)	1.6	0.1

Minimum pension liability, net-of-tax	—	—	(0.2)	(0.8)

Comprehensive income	$52.9	$33.4	$148.3	$132.1

The composition of accumulated other comprehensive income at June 30, 2006 and September 30, 2005 was the cumulative adjustment for unrealized gains on available-for-sale securities of $1.9 million and $8.9 million, respectively, foreign currency translation adjustments of $0 million and ($1.6) million, respectively, and a minimum pension liability adjustment of ($7.0) million and ($6.8) million, respectively.

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

Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility and the finalization of termination provisions related to certain international contract obligations, was as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustment	6/30/2006

Severance and related benefits	$22.4	$3.1	$17.7	$1.2	$6.6
Contract termination costs	0.8	1.6	0.4	0.8	1.2

Totals	$23.2	$4.7	$18.1	$2.0	$7.8

During the second quarter of 2006, we rescinded the termination of a domestic contract with an outsource service provider, resulting in the reversal of the originally provided reserve of $0.8 million.

In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred by the end of fiscal 2007, most notably in Europe. It is anticipated that these additional costs will approximate $4.0 million.

Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of its operations. At June 30, 2006, approximately $0.2 million remained in the reserve, which is expected to be paid over the next six months.

In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a total pre-tax charge of approximately $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges included approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consisted of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At June 30, 2006, approximately $0.2 million remained in the reserve.

Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $0.6 million remained in the reserve at June 30, 2006, which relates primarily to health care and other benefits that will be paid through 2013.

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

2004 Actions

During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million, associated with severance and benefit-related costs. As of June 30, 2006, approximately $0.2 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.

8.	Income Taxes

The income tax rate for the third quarter and the year-to-date periods ended June 30, 2006 was 36.4 percent and 36.5 percent, respectively. The tax rate for the same periods ending June 30, 2005 was 37.0 percent. The lower rate in 2006 when compared to the prior year relates primarily to the recognition of certain discrete tax benefits during fiscal 2006. These benefits include a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, favorable audit adjustments and amended returns, and a deferred tax benefit reflecting a recent favorable tax law change in Indiana. These benefits are partially offset by the establishment of a reserve related to the anticipated inability to utilize certain foreign tax credits that will be generated upon the payment of a planned dividend from one of our foreign subsidiaries. These discrete tax items resulted in the recognition of tax benefits of approximately $2.8 million on a year-to-date basis, thus reducing our year-to-date effective tax rate by approximately 1.2 percent.

9.	Earnings per Common Share

Basic earnings per share were calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share were calculated consistent with the basic earnings per share calculation including the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded in the calculation of diluted earnings per share. Excluded shares were 1,220,621 and 1,456,362 for the three- and nine-month periods ended June 30, 2006 and 1,230,766 and 1,150,576 for the comparable periods of 2005. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Net income (in thousands)	$51,103	$37,956	$153,937	$135,605

Average shares outstanding — Basic (thousands)	61,487	61,526	61,434	61,852
Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	123	370	111	401

Average shares outstanding — Diluted (thousands)	61,610	61,896	61,545	62,253

Income per common share from continuing operations — Basic	$0.83	$0.61	$2.51	$2.18
Income (loss) per common share from discontinued operations — Basic	—	—	(0.01)	0.01

Net income per common share — Basic	$0.83	$0.62	$2.51	$2.19

Income per common share from continuing operations — Diluted	$0.83	$0.61	$2.51	$2.17
Income (loss) per common share from discontinued operations — Diluted	—	—	(0.01)	0.01

Net income per common share — Diluted	$0.83	$0.61	$2.50	$2.18

Note:	Certain per share amounts may not accurately add due to rounding.
10.	Stock Based Compensation

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

As of June 30, 2006, 2,471,268 option shares have been granted and 737,191 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 588,574 restricted stock units (“RSUs”), or deferred stock awards, have been granted and 112,121 RSUs have been cancelled under the Stock Incentive Plan. A total of 3,084,081 shares remain available for future grants under all aspects of the Stock Incentive Plan.

The compensation cost that was charged against income for all plans was $4.8 million and $3.8 million for the nine months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock compensation agreements was $1.8 million and $1.4 million for the nine months ended June 30, 2006 and 2005, respectively. Had we followed SFAS No. 123 instead of APB Opinion No. 25, and as disclosed in the additional pro forma information in Note 1, we would have recorded an additional net of tax charge of $3.2 million for the nine months ended June 30, 2005.

We have a policy of repurchasing shares on the open market to satisfy stock option exercises and stock distributions. At June 30, 2006, the Company holds 18,968,063 shares of Treasury Stock, and therefore will not be required to purchase additional shares in fiscal 2006 to satisfy stock option exercises and share distributions.

Stock Options

The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. The weighted average fair value of options granted was $12.21 and $13.19 per share for the first nine months of fiscal years 2006 and 2005, respectively. The following assumptions were used in the determination of fair value in each period:

	2006	2005
Risk-free interest rate	4.3 - 4.7%	2.6 - 4.1%
Dividend yield	1.8 - 2.3%	1.7 - 2.1%
Weighted average dividend yield	2.0%	1.8%
Volatility factor	20.1 - 25.3%	20.2 - 25.9%
Weighted average volatility factor	22.7%	23.5%
Weighted average expected life	7.8 years	6.8 years
The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and our expectation of dividend payouts. Our computation of expected volatility for the valuation of stock options granted in the nine months ended June 30, 2006 is based on historical volatility. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by the Company.

The following table summarizes transactions under our current and predecessor stock option plans for the first nine months of fiscal year 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
Options	Shares	Price	Term	(in millions)

Outstanding at October 1, 2005	2,338,341	$51.21
Granted	443,718	49.75
Exercised	(66,699)	43.74
Forfeited	(169,967)	55.07

Outstanding at June 30, 2006	2,545,393	$50.90	6.14	$3.7

Exercisable at June 30, 2006	2,120,025	$51.12	5.48	$3.7

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Hillenbrand’s closing stock price of $48.50 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of Hillenbrand’s stock.
As of June 30, 2006, there was $4.4 million of total unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $0.5 million and $2.8 million, respectively.

On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.

Restricted Stock Units

The value of RSUs is the fair value at the date of grant, with nonvested grants ranging between $48.96 and $69.25 per share. The grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of June 30, 2006, a total of 7,902 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes transactions for our nonvested RSUs, excluding dividend reinvestment units, for the first nine months of fiscal year 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Share Units	Fair Value

Nonvested RSUs at October 1, 2005	198,880	$55.84
Granted	180,999	51.14
Vested	(74,781)	53.45
Forfeited	(20,548)	54.54

Nonvested RSUs at June 30, 2006	284,550	$53.58

As of June 30, 2006, there was $11.8 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 3.6 years. The total vest date fair value of shares vested during the nine months ended June 30, 2006 was $3.8 million.

Vested Deferred Stock

Under the terms of the Stock Incentive Plan and the predecessor 1996 Stock Option Plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted deferred stock awards, which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period of six months after the date that a director ceases to be a member of our Board of Directors. In 2006 and 2005, the annual grant consisted of 1,800 RSUs for each non-employee director. The annual grant for the Chairman of the Board is 3,500 RSUs. A total of 52,470 deferred shares are payable in common stock as of June 30, 2006 under this program.

Members of the Board of Directors may elect to defer fees earned and invest them in common stock equivalents of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 2,069 deferred shares are payable in common stock as of June 30, 2006 under this program.

We have historically had various other stock-based compensation programs, which like our current RSU program, allowed deferrals after vesting to be set-up as deferred stock. As of June 30, 2006, there are 77,581 shares which are deferred, but fully vested and payable in common stock under the RSU and other stock-based compensation programs.
11.	Guarantees

Limited warranties are routinely granted on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods. A reserve is recognized with respect to these estimated obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Balance at beginning of period	$16.5	$17.1	$16.6	$18.5

Provision for warranties during the period	3.8	2.5	11.8	9.5

Warranty claims during the period	(3.7)	(3.8)	(11.8)	(12.2)

Balance at end of period	$16.6	$15.8	$16.6	$15.8

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

We are organized into two operating companies serving the health care and funeral service industries. Hill-Rom is a manufacturer of equipment for the health care industry, a provider of associated systems for wound, pulmonary and circulatory care and a provider of biomedical equipment rentals and other services to enhance the operational efficiency and asset utilization of health care facilities. Batesville Casket serves the funeral service industry and manufactures and sells a variety of metal and hardwood caskets and a line of urns and caskets used in cremation. Batesville Casket’s products are sold to licensed funeral professionals operating licensed funeral homes.

With the combination of the Corporate and Hill-Rom organizational structures and the new Hill-Rom strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, as announced in the fourth quarter of fiscal 2005, numerous changes have recently been made to the manner in which management operates and views the Company. To help facilitate these changes, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. In addition, Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Further, Home care products and services and surgical accessories are now provided through a separate division. Finally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom to improve overall efficiency and effectiveness.

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

Financial information regarding our reportable segments is presented below. Segment data for 2005 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended June 30, 2006

Net revenues	$226.4	$48.3	$29.6	$—	$304.3	$165.0	$469.3
Divisional income (loss)	$79.1	$9.2	$6.0	$(58.6)	$35.7	$45.1	$80.8
Public entity costs and other					$(5.5)
Income from continuing operations before income taxes and special charges					$32.6	$45.6	$78.2
Special charges (credits)							$(2.2)

Income from continuing operations before income taxes							$80.4
Income tax expense							$29.3

Net income							$51.1

Assets					$1,908.8	$281.4	$2,190.2
Capital expenditures and intangible assets					$19.1	$5.5	$24.6
Depreciation and amortization					$22.6	$4.4	$27.0

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended June 30, 2005

Net revenues	$222.6	$55.5	$27.6	$—	$305.7	$160.3	$466.0
Divisional income (loss)	$79.8	$14.6	$5.1	$(72.8)	$26.7	$44.5	$71.2
Public entity costs and other					$(6.1)
Income from continuing operations before income taxes and special charges					$20.9	$44.5	$65.4
Special charges							$5.6

Income from continuing operations before income taxes							$59.8
Income tax expense							$22.1

Income from continuing operations							$37.7
Income from discontinued operations							$0.3

Net income							$38.0

Assets					$1,787.4	$274.1	$2,061.5
Capital expenditures and intangible assets					$22.6	$5.3	$27.9
Depreciation and amortization					$24.5	$4.5	$29.0

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended June 30, 2006

Net revenues	$683.5	$158.0	$89.6	$—	$931.1	$511.3	$1,442.4
Divisional income (loss)	$239.1	$35.9	$20.2	$(192.3)	$102.9	$138.9	$241.8
Public entity costs and other					$(19.0)
Income from continuing operations before income taxes and special charges					$103.7	$139.5	$243.2
Special charges							$0.2

Income from continuing operations before income taxes							$243.0
Income tax expense							$88.8

Income from continuing operations							$154.2
Loss from discontinued operations							$(0.3)

Net income							$153.9

Assets					$1,908.8	$281.4	$2,190.2
Capital expenditures and intangible assets					$57.2	$13.1	$70.3
Depreciation and amortization					$68.4	$13.0	$81.4

	Hill-Rom/Corporate
			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended June 30, 2005

Net revenues	$695.9	$154.2	$90.0	$—	$940.1	$501.4	$1,441.5
Divisional income (loss)	$263.1	$32.0	$23.5	$(220.0)	$98.6	$139.2	$237.8
Public entity costs and other					$(21.0)
Income from continuing operations before income taxes and special charges					$79.4	$140.1	$219.5
Special charges							$5.5

Income from continuing operations before income taxes							$214.0
Income tax expense							$79.2

Income from continuing operations							$134.8
Income from discontinued operations							$0.8

Net income							$135.6

Assets					$1,787.4	$274.1	$2,061.5
Capital expenditures and intangible assets					$72.9	$9.1	$82.0
Depreciation and amortization					$73.5	$13.3	$86.8

13.	Commitments and Contingencies

On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. Plaintiff’s Second Amended Complaint, filed on May 9, 2005, alleged violations of the federal antitrust laws, including attempted monopolization, monopoly maintenance and tying claims. Plaintiff sought to certify a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there had been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities. Plaintiff claimed that it and the alleged class sustained injury caused by Hill-Rom’s discounting practices, which allegedly harmed competition and resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.

Plaintiff sought actual monetary damages on behalf of the purported class in excess of $100 million, trebling of any such damages that might have been awarded, recovery of attorneys’ fees and costs, and injunctive relief. Hillenbrand anticipated that, if a settlement had not been reached, the Plaintiff would have sought damages substantially in excess of $100 million, before trebling. If a class had been certified and Plaintiffs had proceeded to trial and had prevailed, potential trebled damages awarded the Plaintiffs could have been substantially in excess of $100 million and could have had a significant material adverse effect on our results of operations, financial condition, and liquidity.

As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. On February 3, 2006 the Court preliminarily approved a definitive agreement to settle the case for $337.5 million in cash entered into as of February 2, 2006 among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System and its attorneys. The Court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. As finally approved by the Court, the settlement resolves all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to approximately $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than Hill-Rom’s other pricing practices.

The settlement agreement includes Hill-Rom’s commitment to continue certain company-initiated discounting practices for a period of three years. Essentially, Hill-Rom implemented a policy in October 2002, which it has agreed to follow until at least February 2009. Under that policy, which did not represent a material change in our discounting practices, Hill-Rom refrains from entering into new contracts that condition incremental discounts on Hill-Rom® hospital beds or architectural products on commitments to rent therapy products from Hill-Rom. While such products may be sold together, rental therapy products are separately priced and discounted. Under the settlement Hill-Rom may continue to offer all other discounts such as volume discounts, early payment discounts, capitation, etc. Further, the discounting practices that gave rise to the Spartanburg litigation have already been discontinued (or will be discontinued on the expiration of certain existing contracts) and have been replaced by alternative practices for each of the last three fiscal years. Therefore, any impact of the discontinuance of such practices on our business is already fully reflected in our reported results for this period.

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts are not probable of payment. We are expected to pay the remaining $266.3 million of the settlement amount into escrow in August and have retained the $21.2 million of litigation accrual associated with the opt-outs as we continue to evaluate and review the options primarily related to the U.S. government.

On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and its Batesville Casket Company, Inc. subsidiary (“Batesville”), in the

United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

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

Batesville, Hillenbrand and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).

On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. The Fancher plaintiffs sought certification of a broader class: all United States consumers and entities who purchased Batesville caskets from any source at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief. On November 10, 2005, Batesville, Hillenbrand, and other defendants moved to dismiss the amended FCA complaint.

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

After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (“CIDs”) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general and continues to produce documents in response to the CIDs. To date no claims have been filed against Batesville.

In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom is a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the Attorney General’s Office. Hill-Rom has responded to those interrogatories. We are cooperating with the Attorney General’s investigation. To date no claims have been filed against Hill-Rom.

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

Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. For these self-insured exposures, outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates of ultimate projected losses used to determine accrual adequacy for losses incurred prior to December 1999. These independent third party estimates are used to record reserves for all projected deductible and self-insured retention exposures.

Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K (“2005 Form 10-K”) for the fiscal year ended September 30, 2005.
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
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns and other personalization and memorialization products.
With the combination of the Corporate and Hill-Rom organizational structures and the new Hill-Rom strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, as announced in the fourth quarter of fiscal 2005, numerous changes have been made to the manner in which management operates and views the Company. To facilitate these changes, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. In addition, Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Further, home care products and services and surgical accessories are now provided through a separate division. Finally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology were consolidated with those of Hill-Rom to improve overall efficiency and effectiveness.
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
In our 2005 Form 10-K, we included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Fiscal 2006” a discussion of the material trends affecting our businesses and our strategic objectives for fiscal 2006. Except as updated by the following discussion, the trends described in the 2005 Form 10-K continue to apply, and while we have not made any significant changes in our strategy, we have also provided below an update with respect to certain key initiatives.

With our new Chief Executive Officer taking office in March 2006, our senior management and Board of Directors have commenced the annual review of our long-term strategy. As part of this strategic planning process, management and the Board are conducting a detailed review of our growth strategies that will entail determining the appropriate business architecture, brand and market development goals, product portfolio, capital structure and use of cash to support the strategic plan. Management and the Board are considering a wide range of potential strategic alternatives and expect to be able to provide additional information regarding our long-term strategic plan in the fall of 2006.
Health Care
Trends.
The medical device industry is diverse and highly competitive. We believe that over the long term, patient and provider demand for health care products and services will continue to rise as a result of a number of factors, including an aging population, increasing numbers of heavier and/or sicker patients with more complex co-existing diseases, increasing life expectancy and enlightened consumers who will demand technologically advanced products and services. At the same time, health care providers are under continued pressure to control costs and improve efficiency, profitability and caregiver safety due to increasing numbers of uninsured patients, reimbursement pressures from third party payors, continuing caregiver shortages and facility capacity constraints, increasing technology and supply costs, and demand to increase patient safety through the reduction of adverse events associated with patient stays, such as bedsores (or pressure ulcers), infections, ventilator associated pneumonia, patient falls and deep vein thrombosis. The pay for performance initiative by Centers for Medicare and Medicaid Services aims to better align reimbursement with improved patient outcomes, which should benefit Hill-Rom due to our strong clinical capabilities to assist providers in achieving improved performance.
These long-term trends should create incentives to upgrade technologies and migrate services from traditional hospital to alternative lower acuity settings. In this environment, we believe competition for capital and spending will continue to be fierce; however, we expect expenditures for our types of products to remain strong over the foreseeable future.
Hill-Rom seeks to achieve profitable revenue growth by continuing to provide cost-effective, innovative, high-quality customer product and service solutions that improve safety, efficiency, and clinical outcomes. This commitment is evidenced by Hill-Rom’s execution during the third fiscal quarter of a five-year strategic alliance with Ascension Health centered upon the reduction and eventual elimination of certain adverse events occurring within the patient care environment. The new alliance expands a relationship begun in 2004 in which the organizations worked jointly at various Ascension Health Ministries to implement new processes and deploy new equipment. Our efforts will initially be focused on the elimination of pressure ulcers and are expected to expand to other adverse events, including ventilator associated pneumonia and patient falls. Ascension Health has purchased approximately $16 million of Hill-Rom products since the first quarter of fiscal 2006 and has executed a purchase order for another $44 million in new patient support systems (integrated hospital bed frames and therapy surfaces) some of which we anticipate will be shipped in the fourth quarter of fiscal 2006 with the remainder to be completed by the end of fiscal 2007. Hill-Rom has also committed clinical and product development consulting resources to help Ascension achieve its goals.
The majority of Hill-Rom’s North American hospital sales, including rentals, are made pursuant to contracts with group purchasing organizations (GPOs). We have recently entered into, or are in various stages of submitting bids for or negotiating, new or amended GPO contracts to replace our expired or expiring contracts, many of which were or are sole source contracts that recently have reached or during the remainder of calendar 2006 will reach the end of their current terms. Now that we have completed the majority of bid submissions and renewals, our results have confirmed our previously disclosed expectations that GPOs are moving significantly from sole-source agreements to dual and multi-source awards. In almost all instances our new or amended contracts with GPOs are dual or multi-source and, in some instances, we have not been awarded contracts in specific product categories, primarily related to rental products.
We believe the financial impact of these changes to the capital side of our business will not be significant as sales of such products are routinely completed on a competitive basis regardless of GPO affiliation. While difficult to quantify with precision, these changes in GPO affiliation will put additional pressure on our rental revenues. We are taking significant action to retain rental customers to reduce the overall impact of these changes. These actions include additional sales focus, retention incentives and a new sales and service program for major accounts. Through these actions, we expect to limit the future unfavorable annual impact of the GPO affiliation changes to approximately $25 million, or 8 percent of North American rental revenues.
Prices of certain raw materials, including mattress foam, plastic, fuel and petroleum-based products in particular, and fuel related delivery costs have continued to rise; and we expect steel, foam and plastic prices to rise in our fourth quarter and in fiscal 2007. If such increases continue, they could have a material negative effect on our future profitability. We have plans and actions in place to mitigate the impact of these inflationary increases, including the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and our purchasing power with suppliers. We are also making greater utilization of low cost region sourcing through our recently opened sourcing office in China.
Most of Hill-Rom’s long-term contracts with GPOs and customers for the sale of North American products permit us to institute annual list price increases, like the one we announced earlier this year of 6 percent on most capital products. While there are certain limitations in some of those contracts, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.
On the legislative front, we are continuing to monitor the full implementation of the Medicare Modernization Act and other recent or proposed legislative and regulatory developments. Although we believe these developments are largely positive to Hill-Rom because of favorable hospital reimbursement provisions, all of the implications of these developments are not yet clear. In addition, increased cost projections associated with Medicare reform legislation, concerns over the growing federal budget deficit and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures for the foreseeable future. Further, at the state level, while some easing of budgetary pressures has been noted, fiscal challenges largely remain with Medicaid expenditures claiming increasing portions of state budgets. Medicare and Medicaid cuts could dampen health care spending, including spending on the types of products and services offered by Hill-Rom. Various provisions within the Deficit Reduction Act, passed by Congress this year and anticipated to take effect early in 2007, reduce reimbursement for durable medical equipment used in the home under the Medicare capped rental program. We are currently assessing the potential impact of this legislation, which we do not anticipate to be material at this time.
Hill-Rom’s domestic rental business continues to be under pressure and is being adversely impacted by a number of factors, particularly the lingering effects from the launch of our new rental business system in the third quarter of fiscal 2005. Significant complexities and inherent business process changes associated with this implementation, including integration of the order management activities related to the acquisitions of Mediq and ARI, resulted in numerous issues related to the start-up and operation of this system. These issues have included:
•	Incorrect billings to customers, including duplicate billings and resulting accounts receivable collections;

•	Order fulfillment and rental asset inventory accuracy and traceability;

•	Inaccurate reporting of customer and management operational information;

•	Customer disruption, strained customer relationships and the loss of some business;

•	Increased aging of rental accounts receivable; and

•	Reduced selling time by our clinical sales team as they dealt with customer billing issues.

We believe most of the system related issues and many of the related business process issues have been addressed, and our attention is now focused on supporting processes and related activities to increase the overall efficiency and effectiveness of operating the new system and to maximize its value to the business. These initiatives include continued improvements to billing accuracy, user training, system enhancements, equipment management, and expanded use of handheld devices to increase the efficiency and accuracy of delivery and pick-up. We are beginning to realize benefits from those initiatives, and we remain optimistic about the enhanced functionality and reporting that is, and will later become, available from the new rental business system.
We have also increased staffing in certain critical back office areas to allow more focused sales time by our clinical sales team for critical product lines and key customer accounts. We are continuing to add clinical sales staff and have established incentives for new account conversions. As the system and our processes continue to improve, our clinical sales team has been able to increase its sales activity.
The accounts receivable team has increased focus on accounts receivable collections and collections of aged receivables, including adding resources where necessary to improve our overall collections effort and success. The increase in the aging of rental receivables during the stabilization period may continue, to a reduced extent compared to prior quarters, to have an adverse impact on the collectibility of such receivables, leading to increased customer allowances and lower corresponding rental revenues.
We are beginning to realize benefits from these initiatives, and we remain optimistic about the enhanced functionality and reporting that is becoming available from the new rental business system.
Our rental revenues have also been unfavorably impacted, and could continue to be impacted in the future, by other factors as follows:
•	Increasing purchases in lieu of rentals by customers of our pulmonary and wound products;

•	The impacts of GPO contract negotiations discussed above; and

•	Overall product availability and deployment, which we are rectifying through increased investment in our rental fleet and through an active program to repair down units to accelerate their reintroduction to an active rental status.
Strategy.
As Hill-Rom pursued revenue growth through diversification over the past several years, its product portfolio, business models and supporting infrastructure had become increasingly complex. During this time, Hill-Rom lost share in certain segments, particularly in the low and mid-range of its core frames business. Gross margin rates fell due to the inclusion of the lower margin Mediq business, shifts in product mix, higher commodity costs and continued competitive pricing pressure. We expect continued gross margin pressure for the foreseeable future, but are making progress on the turn around initiatives, discussed below, to address share and gross margin erosion.
Combining our Hill-Rom and corporate organizations and restructuring our domestic commercial divisions, which we announced in 2005, are already achieving their intended benefits, as evidenced by lower year-to-date operating expenses and are discussed under Note 7 Special Charges. In addition to these changes, we have made progress executing against the following elements of our overall turn around plan for fiscal year 2006:
Implementing a customer-centric sales and service model. We have completed the reconfiguration of our North America sales and service model to more closely align with our customers. In conjunction with this effort, we have better aligned sales incentives, territories and field management to eliminate redundancy and increase accountability. This new alignment and the focus of our integrated sales and service teams have been well received by our customers, although our field organization did not become fully aligned, trained, and operational until the second quarter. As customers have enthusiastically embraced the new sales model, we have used that as a foundation to begin making improvements in our selling processes and disciplines.
Streamlining our European business to reduce cost and complexity. In addition to the benefits of combining our Hill-Rom and corporate organizations and restructuring our domestic commercial divisions discussed above, our restructuring efforts in France are resulting in demonstrable and continuing improvements in overall European operating costs, ahead of our initial expectations.
Strengthening our core businesses by improving product planning, development and sourcing processes. While these strategic components are longer term in nature, they are progressing as planned. We have initiated activities to improve margins over the longer term through supply chain cost reduction, outsourcing of non-core product development, continuous improvement processes, quality system improvements, component standardization and product life cycle management.
We recently completed a comprehensive reassessment of our pipeline of research and development projects, and have focused on those products and services that would best support our core frames, therapeutic surfaces and services businesses. We have also initiated improvements in our customer validation processes in order to gain additional customer insights and opinions earlier in the development process. As a result, numerous projects were eliminated from the pipeline while others were allocated increased funding to accelerate their timelines.
Our commitment to a better focused and resourced new product development pipeline has resulted and will continue to result in our launch of a number of new products as well as extensions and refreshes of important core products across the price/feature continuum. In the third fiscal quarter, we commercialized:
•	The CareAssist® ES bed, which is an improved version of the CareAssist® product that includes a number of new features and an enhanced weight capacity of 500 pounds at a competitive price point.

•	An intensive care architectural arm platform called the Latitude™ system. This medical gas and services delivery system provides customers unprecedented positioning flexibility and reduced installation costs. The Latitude™ system has been well received and should assist architectural product revenues in future periods.

•	Our home care and surgical accessories business launched an accessory called the FlexFrame™ device, which converts a standard operating room table into a surgical table offering prone positioning for surgeons to flex patients’ backs to accommodate the surgeons’ needs during spinal surgery. Initial customer orders for the FlexFrame™ device are strong.

•	In response to demand in the mid-acute surface segment of our International business, we have developed and launched a modular and upgradeable alternating pressure and continuous low pressure therapy surface, called the ClinActiv™ system, which is a therapeutic mattress designed to assist in the prevention and treatment of pressure ulcers.

•	We launched a new line of furniture to our European long-term care customers supporting our continued focus on this growing business.
These new products represent Hill-Rom’s commitment to building competitiveness in lower acuity settings worldwide.
Growing our International business. We believe that the bed business in the Latin American, Middle East and Africa and Asia Pacific regions is growing, fueled by economic growth in those regions. In the European Union, the long-term care segment is growing rapidly as lower hospital reimbursement levels drive the need to transfer patients out of higher acuity hospitals more rapidly. The acute care segment is stable to shrinking, driven primarily by the impact of Diagnostic Related Groups, or DRG, reimbursement. DRG implementation in the European Union has been far reaching, forcing controlled spending by health care facilities due to lower reimbursement levels. The resulting lower volumes have contributed to excess European production capacity and increased competition in the acute care segment.
In response to the foregoing trends, we are reviewing gaps in our international product portfolio, including long-term care, and evaluating product and branding strategies specific to various countries, regions and segments. As discussed above, we have already launched a new therapy surface in Europe to assist in the prevention and treatment of pressure ulcers and a new line of furniture to our European long-term care customers, and we intend to address additional portfolio gaps in Europe and elsewhere internationally through selective introduction of certain U.S products, new product development and selective acquisitions and strategic relationships, with the objective of strengthening our position in all acuity settings. We believe that Hill-Rom’s Pan-European presence in a highly fragmented competitive landscape provides us with opportunities for selective acquisitions and other opportunities.

Growing Hill-Rom’s Home Care and Surgical businesses. Revenues in 2005 associated with Hill-Rom’s Home Care business fell on lower pricing and volumes, primarily because of a reduction in referral volumes for The Vest™ Airway Clearance System, due in part to changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. Referral volumes have stabilized during fiscal 2006; however, we do not, for the foreseeable future, expect referral volumes to grow at rates experienced in 2004 following The Vest™ System’s initial receipt of Medicare reimbursement codes for cystic fibrosis and bronchiectasis. We anticipate referral volumes to remain stable or to improve over the near term. We continue to invest in clinical research and other efforts to expand Medicare’s covered disease states and geographies with respect to The Vest™ System to build on Hill-Rom’s leadership position in airway clearance therapy, but anticipate that this may be a long process.
We expect the demand for products and services in the home care setting to continue to rise as the baby boom generation continues to age and cost pressures on health care facilities drive an increase in more rapid transfers of patients out of hospitals and post-acute institutions, to the home care environment. However, as discussed above, we anticipate that Medicare, Medicaid and other third party payors will continue to work to offset the increased demand with cost control measures.
We will continue to invest selectively in the development of new products, like the FlexFrameTM device discussed above, and to evaluate selective acquisitions and strategic relationships relating to our home care and surgical accessories product portfolios. As the population ages and an increasing number of patients receive treatment at home, we expect to focus on home care products, including air-fluidized wound therapy surfaces that provide therapies related to pressure ulcers and pulmonary conditions. We also intend to continue programs to educate the marketplace on best practices and protocols to improve patient care and reduce health care costs by keeping patients in lower modalities and reducing hospital re-admission rates.
Funeral Services
Trends.
As discussed in our Form 10-K, we are experiencing a gradual and steady decline in demand for burial caskets in North America as the result of what appears to be flat to slightly declining overall deaths and a continued gradual increase in the rate of cremations. As a result of these trends, casket manufacturers and distributors are facing economic and volume pressures in an industry with an estimated 100 percent excess in domestic production capacity, compounded by a continuing but relatively modest growth in casket imports from foreign manufacturers.
The foregoing pressures have resulted in increasing discounts by casket manufacturers and distributors. As customers keep little inventory and demand faster service, service level requirements, and resulting costs are increasing. The costs of delivery have increased as well with higher diesel prices resulting in increased costs per unit. Some customers are also mixing down in metal products as one way of reducing prices. The foregoing trends are leading casket manufacturers to explore strategic alternatives, including consolidations — as evidenced by our recently completed consolidation of wood casket manufacturing capacity — and acquisitions and partnerships — as evidenced by our previously announced agreement to acquire Yorktowne, our acquisition of one small distributor in the second quarter of fiscal 2006, and the announcement of the anticipated combination of our two largest funeral home national accounts, Service Corporation International (“SCI”) and Alderwoods Group, Inc. (“Alderwoods”).
Unlike in most years, in fiscal 2006 we did not experience significant indications or evidence of widespread pneumonia or influenza during the winter months when a seasonal occurrence generally favorably impacts Batesville Casket’s and, to a lesser extent, Hill-Rom’s rental business. The timing and severity of any such outbreak varies from year-to-year as was the case in fiscal 2005 when the impacts of pneumonia and influenza arrived later than normal and the influenza strain was much less virulent than that in fiscal 2004. As such, the absence of an outbreak this year unfavorably affected our revenues and profitability.
Like Hill-Rom, Batesville Casket and the funeral service industry have been and will continue to be adversely affected by increased costs experienced in recent years for raw materials, including steel, red metals, solid wood, plastics, chemicals and fuel. As fuel costs continue to increase, we are also experiencing additional fuel surcharges on many raw materials and services.
Strategy.
Important elements of Batesville Casket’s 2006 strategy include the retention of national account customers, growth in Batesville Casket’s revenue from independent funeral homes, the consolidation of wood manufacturing, and an increase in revenue through a distributor supply strategy.
Earlier in fiscal 2006 we completed renegotiations of new supply agreements with Stewart Enterprises, Inc. and Carriage Services, Inc. and negotiations are continuing with our largest customer, SCI. SCI continues to purchase from us, fulfilling the volume commitment included in the previous contract, which represents a material part of Batesville Casket’s business. Batesville Casket also has a supply agreement with Alderwoods that will expire at the end of calendar 2006. With the pending acquisition of Alderwoods by SCI, the volume of caskets affected by the negotiations with SCI will increase, assuming consummation of SCI’s acquisition of Alderwoods. Because of overcapacity in the industry, we anticipate that other domestic and even some Chinese manufacturers will be aggressive in their efforts to obtain all or a portion of the combined SCI/Alderwoods casket business. We believe that Batesville Casket’s broad product line and extensive distribution capabilities will be factors, among others, that should make us competitive in these negotiations.
Our casket sales to SCI and Alderwoods represent a significant amount of casket revenues but a smaller portion of our profits. Negotiations with SCI are likely to result in one or more of the following: retention of less than 100 percent of the combined SCI/Alderwoods business, a lower product line mix or a reduction in average net price. Any combination of these factors may have a materially adverse effect on our financial condition, results of operations and cash flows. However, our distributor strategy described below, and in particular our agreement to supply caskets to Yorktowne beginning in April of 2007, is designed to increase profitable revenues and should mitigate some of the possible outcomes of negotiations with SCI.
Batesville Casket’s sales to independent funeral homes continue to be relatively stable, despite the gradual and slightly declining demand for burial caskets. We believe this stability is a result of the various sales and service tools implemented over the past several years, including the two mobile tour centers, increased frequency and flexibility of product deliveries, and the ongoing commercial launch of a simplified merchandising system. We have provided additional funding for each of these initiatives in 2006, and completed the renovation of the Batesville Customer Business Center in early 2006.
As noted previously, we completed our wood plant consolidation in the second quarter of fiscal 2006, finalizing production in our New Hampshire facility and transitioning those products to our plant in Batesville, Mississippi. We successfully integrated the operations of these two plants and were able to supply wood products to our funeral home customers with minimal interruption during the entire consolidation period.
One of Batesville Casket’s key initiatives in 2006 is continuing to capitalize on opportunities to form business relationships with independent distributors of caskets. These relationships could involve acquisitions, as evidenced by our previously announced plans to acquire Yorktowne, or simply the provision of funeral products for resale by these distributors. An essential part of this strategy is developing a separate and unique line of products to offer through the distributor channel. Proprietary features and offerings are restricted to the Batesville® brand, which are only available through our sales force. Executing on this key initiative has required Batesville Casket to make some tooling investments and to assign dedicated resources to move these products quickly through the new product development pipeline and into production. Sales in this area, while relatively modest to date, continue to grow, creating opportunity for the remainder of 2006 and beyond.
Consolidated Results of Operations
In this section, we provide an overview of our consolidated results of operations. Immediately following this section is a more comprehensive discussion of our results of operations by reportable segment.
Consolidated Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Revenues:
Health Care sales	$199.8	$190.3	5.0	$604.6	$583.2	3.7
Health Care rentals	104.5	115.4	(9.4)	326.5	356.9	(8.5)
Funeral Services sales	165.0	160.3	2.9	511.3	501.4	2.0

Total Revenues	$469.3	$466.0	0.7	$1,442.4	$1,441.5	0.1

Consolidated revenues for the third quarter of 2006 increased $3.3 million, or 0.7 percent, compared to the third quarter of 2005. Strong Health Care sales revenues increased $9.5 million, or 5.0 percent, in the third quarter due primarily to higher volumes and to a lesser extent, improved pricing and mix. Within Health Care sales, North America sales grew in excess of 11 percent, led by patient platforms and workflow products. In addition, maternal care, furniture and architectural products, which had lower revenues in the second quarter, all showed solid improvement in the third quarter of 2006. Partially offsetting this favorability, International revenues were down as a result of lower volumes, primarily in framed products, as we experienced higher than expected sales activity in the first two quarters of the year driven by early customer demand, as well as several customer order movements into the fourth quarter.
Health Care rental revenues, which were down $10.9 million, or 9.4 percent, more than offset the higher Health Care sales as a result of lower volumes, increased customer allowances and lower competitive pricing. The lower volume and increased customer allowances, for which additional accounts receivable reserves of $5.4 million were provided at the end of the quarter, are partially reflective of the rental billing and processing issues associated with our new rental business system and the related business processes, which are discussed in more detail below. In addition to the increased customer allowances associated with the lingering effects of rental billing and processing issues and aging rental receivables, rental revenues have also been unfavorably impacted by overall lower rental volumes as our clinical sales force was heavily focused on system stabilization efforts rather than selling during the stabilization period. As a result, we experienced the loss of some core business and certain of our customer relationships continue to be strained. Other unfavorable rental volume effects are related directly to expected declines in the pulmonary and wound areas resulting from increasing purchases by customers of these products, lower product availability in certain regions or of certain products and the absence of any meaningful seasonal pneumonia and influenza outbreak.

Funeral Services sales revenues increased $4.7 million, or 2.9 percent, as a result of favorable net price realization, partially offset by continued downward mix.
For the nine-month period ended June 30, 2006, consolidated revenues were essentially flat, increasing $0.9 million, or 0.1 percent, over the comparable period of 2005. Consistent with the third quarter, the changes in revenues were due to an increase in Health Care sales revenues of $21.4 million, resulting from strong volume. The effects of price, mix and foreign exchange had a net negative impact on Health Care sales of $4.4 million. Consistent with the third quarter, the higher volumes were led by patient platforms and workflow products. Furniture products were also up, increasing 11 percent on a year-to-date basis, while maternal and architectural products were down compared to the prior year comparable period. International revenues were also up, primarily in the emerging/developing markets and despite unfavorable exchange impacts. Lower Health Care rental revenues more than offset the higher Health Care sales, decreasing $30.4 million, or 8.5 percent, driven by the same factors outlined for the quarter. Funeral Services sales revenues were up $9.9 million from the prior year as favorable net price realization more than offset lower year-to-date burial casket volume and downward mix trends.
As discussed above and in prior quarters, our rental business has been and continues to be adversely impacted by billing and processing issues experienced following the launch of our new rental business system. As a result of the extensive efforts that were taken to ensure customer billing accuracy and the timely resolution of any inaccuracies, our receivable collection processes were adversely impacted. This resulted in a lack of timely collection calls and follow-up, failure to capture and submit required documentation supporting our billings and an ultimate increase in the aging of rental receivables. As our stabilization efforts took hold during the second quarter of this fiscal year, we were able to rededicate resources to the active collection of rental receivables. We continue to diligently pursue collection of our receivables and have, and will continue to, increase the resources assigned to this critical effort, as deemed necessary. Through our efforts to-date and through various forms of claims analysis, we have obtained additional insight into our customer allowance metrics under the new rental business system. With this additional information and as a result of the continued aging of rental receivables, in addition to the customer allowances made during the quarter and year-to-date periods, we found it necessary to increase our overall reserves for such allowances by approximately $5.4 million during the quarter, $3.1 million of which was recorded at North America with the remaining $2.3 million at our Home Care and Surgical division. On a year-to-date basis, we have increased our accounts receivable reserves for customer allowances by $12.7 million, $8.6 million within North America and $4.1 million within Home Care and Surgical.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$89.1	44.6	$81.4	42.8
Health Care rentals	35.9	34.4	43.5	37.7
Funeral Services	90.2	54.7	84.0	52.4

Total Gross Profit	$215.2	45.9	$208.9	44.8

Consolidated gross profit for the third quarter of 2006 increased $6.3 million, or 3.0 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 45.9 percent increased 110 basis points from 44.8 percent in the prior year period. Health Care sales gross profit as a percent of revenues increased 180 basis points due to the higher overall volumes, as previously discussed, and the favorable mix of North American revenues, which generally carry higher margins than International revenues. We have also seen some favorability in pricing and have recognized some benefit from various material cost improvement initiatives, including product insourcing and outsourcing, better supplier management and the use of lower cost transportation alternatives. These initiatives have more than offset the impact of general cost inflation compared to the prior year. The decrease in Health Care rental gross profit was largely the result of lower revenues, which could only be partially offset by lower rental costs. With the generally fixed cost nature of the field service and sales network, only a limited amount of the revenue shortfall could be recovered with the lower costs. Funeral Services gross profit increased $6.2 million, to 54.7 percent of revenues, despite a number of unfavorable factors including continued gradual shift in product mix from metal to wood caskets and generally to lower-end products that have lower margins, higher utility costs and general salary and benefit inflation. More than offsetting these unfavorable margin pressures were favorable net price realization and continued productivity improvements at our manufacturing locations, along with a current period gain of $1.0 million on the sale of an idle facility.

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
		Percent of		Percent of
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$266.7	44.1	$256.0	43.9
Health Care rentals	116.6	35.7	139.1	39.0
Funeral Services	276.4	54.1	266.9	53.2

Total Gross Profit	$659.7	45.7	$662.0	45.9

For the nine-month period ended June 30, 2006, consolidated gross profit decreased $2.3 million, or 0.3 percent, over the prior year period. As a percentage of sales, consolidated gross profit margins of 45.7 percent decreased 20 basis points from 45.9 percent in the prior year period. Health Care sales gross profit increased $10.7 million due to the higher revenues, but remained relatively unchanged as a percentage of revenues as the favorable effects of the increased volume and slightly lower material costs, net of inflation as outlined above, were essentially offset by lower revenues on some of our higher margin product lines. Pricing was essentially unchanged from the prior year comparable period. Health Care rental gross profit was down significantly from the prior year period, primarily the result of lower rental revenues. Health Care rental gross profit as a percentage of revenues decreased 330 basis points to 35.7 percent in the nine-month period as a result of the same factors outlined for the quarter. Funeral Services gross profit increased $9.5 million, due to the same factors discussed above for the quarter as well as a second quarter casualty gain.
Other

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Other operating expenses	$139.9	$143.8	(2.7)	$436.9	$445.2	(1.9)
Percent of Total Revenues	29.8%	30.9%		30.3%	30.9%

Litigation credits	(2.3)	—	N/A	(2.3)	—	N/A
Special charges	0.1	5.6	(98.2)	2.5	5.5	(54.5)

Interest expense	$(5.4)	$(4.3)	25.6	$(15.5)	$(12.7)	22.0
Investment income	7.7	6.3	22.2	35.7	18.5	93.0
Other	0.6	(1.7)	(135.3)	0.2	(3.1)	(106.5)

Other income/(expense), net	$2.9	$0.3		$20.4	$2.7

Other operating expenses decreased $3.9 million and $8.3 million for the three- and nine-month periods ended June 30, 2006, respectively, compared to 2005. As a percentage of revenues, operating expenses for the three- and nine-month periods improved by 110 basis points and 60 basis points, respectively, versus the prior year comparable periods. Favorability was experienced in a number of areas, partially the result of the restructuring activities at our combined Hill-Rom and Corporate organization, where wages were lower by an estimated $2.9 million and $9.9 million for the three- and nine-month periods of 2006. Pension costs were also down approximately $3.6 million year-to-date as a result of both lower headcount and the prior year funding of a defined benefit pension plan, while additional favorability in health care costs was also achieved in both the quarter and year-to-date periods. Legal costs associated with defending antitrust lawsuits decreased $4.3 million for the third quarter and $3.7 million for the nine-month period of 2006 (See Note 13 of the Condensed Consolidated Financial Statements for more information). Other legal and professional costs decreased $1.9 million and $1.3 million for the three- and nine-month periods of 2006. Capital project expenses were also lower by $2.2 million for the third quarter and $2.6 million on a year-to-date basis. Partially offsetting the decreases above, incentive compensation expense increased by $7.8 million and $15.8 million for the three- and nine-month periods when compared to the same periods of 2005, as the prior year accrued incentive compensation was essentially zero at the end of the third quarter 2005, including the reversal of previously accrued amounts during the quarter in 2005. General salary inflation and rising fuel costs also increased other operating expenses in both periods.
Special and litigation charges were reduced in the third quarter by $2.2 million, primarily related to the reversal of excess Spartanburg litigation fees in the amount of $2.3 million. The cost of a contract termination in Europe with an outsource service provider recognized in the quarter was essentially offset by the reversal of previously recognized severance charges associated with our continuing restructuring activities at our French manufacturing facility. On a year-to-date basis, the costs of the continuing restructuring activities in France and the European contract termination have been fully offset by the Spartanburg litigation fee and other excess accrual reversals. In the prior year, the charge consisted of severance and benefit costs associated with a plant closure, costs associated with the retirement of a former Chief Executive Officer and an impairment of certain assets in our rental fleet. (See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.)
Interest expense increased $1.1 million compared to the third quarter of 2005 and $2.8 million compared to the nine-month period ended June 30, 2005 due to the increase in short-term interest rates and their negative impact on our interest rate swaps on long-term debt. Investment income for the quarter and year-to-date periods increased $1.4 million and $17.2 million in 2006 from the comparable periods of 2005. Significant limited partnership investment income and gains of $9.1 million were received during the first fiscal quarter of 2006 and net gains of $6.2 million were realized on our other investments in the second fiscal quarter of 2006. Investment income on cash, cash equivalents and current investments was also up for the quarter and year-to-date periods in relation to the prior year as a result of higher investment balances and the increase in interest rates. Other expense decreased $2.3 million and $3.3 million for the three- and nine-month periods ended June 30, 2006 compared to the same periods in 2005.
The income tax rate for the third quarter and the year-to-date periods ended June 30, 2006 was 36.4 percent and 36.5 percent, respectively. The tax rate for the same periods ending June 30, 2005 was 37.0 percent. The lower rate in the current year relates primarily to discrete benefits recognized in fiscal 2006. These benefits, which total $2.8 million on a year-to-date basis, include a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, favorable audit adjustments and amended returns and a deferred tax benefit reflecting a recent favorable tax law change in Indiana. These benefits are partially offset by the establishment of a reserve related to the anticipated inability to utilize certain foreign tax credits that will be generated upon the payment of a planned dividend from one of our foreign subsidiaries. These discrete tax items resulted in the recognition of tax benefits of approximately

$2.8 million on a year-to-date basis, thus reducing our year-to-date effective tax rate by approximately 1.2 percent.
Without benefit of the discrete tax items, the year-to-date effective tax rate would be 37.7 percent compared to 37.0 percent for the same period one year ago. The higher rate relates primarily to lower tax credits expected to be recognized in fiscal 2006.
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
Income from continuing operations, increased $13.4 million to $51.1 million in the third quarter of 2006 compared to $37.7 million in the prior year quarter. Year-to-date income from continuing operations increased $19.4 million to $154.2 million in 2006, compared to $134.8 million in the prior year comparable period. This equates to diluted earnings per share of $0.83 and $2.51 for the three- and nine-month periods of 2006, compared to $0.61 and $2.17 per share for the comparable periods of 2005.
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
Business Segment Results of Operations

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Revenues:
North America	$226.4	$222.6	1.7	$683.5	$695.9	(1.8)
International	48.3	55.5	(13.0)	158.0	154.2	2.5
Home Care and Surgical	29.6	27.6	7.2	89.6	90.0	(0.4)

Total Hill-Rom	304.3	305.7	(0.5)	931.1	940.1	(1.0)
Batesville Casket	165.0	160.3	2.9	511.3	501.4	2.0

Total revenues	$469.3	$466.0	0.7	$1,442.4	$1,441.5	0.1

Divisional income:
North America	$79.1	$79.8	(0.9)	$239.1	$263.1	(9.1)
International	9.2	14.6	(37.0)	35.9	32.0	12.2
Home Care and Surgical	6.0	5.1	17.6	20.2	23.5	(14.0)
Functional Costs	(58.6)	(72.8)	(19.5)	(192.3)	(220.0)	(12.6)

Total Hill-Rom	35.7	26.7	33.7	102.9	98.6	4.4
Batesville Casket	45.1	44.5	1.3	138.9	139.2	(0.2)

Total divisional income	$80.8	$71.2	13.5	$241.8	$237.8	1.7

The following table reconciles segment divisional income to income from continuing operations before income taxes.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment divisional income	$80.8	$71.2	13.5	$241.8	$237.8	1.7
Public entity costs and other	(5.5)	(6.1)	(9.8)	(19.0)	(21.0)	(9.5)
Litigation credits	2.3	—	N/A	2.3	—	N/A
Special charges	(0.1)	(5.6)	(98.2)	(2.5)	(5.5)	(54.5)
Other income/(expense)	2.9	0.3		20.4	2.7

Income from continuing operations before income taxes	$80.4	$59.8	34.4	$243.0	$214.0	13.6

North America
North America revenues increased $3.8 million, or 1.7 percent, in the third quarter of 2006 compared to the third quarter of 2005. Sales revenues reflected an increase of $15.8 million, primarily on higher volume of $12.3 million, and to a lesser extent favorable price and mix, while rental revenues were lower by $12.0 million due to lower volumes, increased customer allowances, and lower competitive pricing.
Higher sales volumes during the quarter were led by our patient platform and workflow products. Within patient platforms, the VersaCare™ bed platform reflected a volume increase of $7.6 million compared to the prior year third quarter. Workflow products accounted for an additional $6.9 million of the sales increase. In other areas of sales, maternal care, health care furniture and architectural product revenues, which were down in the second quarter, all showed solid improvements in the third quarter of 2006.
The decline in rental volume was evident in all major product categories. As previously discussed, the overall lower rental volumes are related to a number of factors, most significantly the carryover impact of reduced clinical sales time during the system stabilization effort and the loss of some core business. Other unfavorable rental volumes were related directly to expected declines in the pulmonary and wound product areas resulting from increasing capital purchases by customers of these products. North America rental revenues were also adversely impacted by increased customer allowances and related collection reserves during the quarter, including an increase in the reserves for such allowances of $3.1 million provided at the end of the quarter.
For the year-to-date period, North America revenues decreased $12.4 million, or 1.8 percent, compared to the prior year same period. Sales revenues reflected an increase of $16.2 million on the strong third quarter performance, once again primarily related to higher volume and to a lesser extent favorable price and mix, while rental revenues were lower by $28.6 million, driven primarily by poor second and third quarter performance. The VersaCare™ and CareAssist™ bed platforms continued to show strength with volume increases of $22.8 million compared to the prior year, while the discontinued Advanta™ bed frame line showed a decline of $10.2 million. Workflow solutions products are beginning to show strength, up $5.1 million compared to the same period in 2005, primarily as a result of the strong third quarter. Architectural product revenues have improved but continue to come under pressure as a result of strong competition and an aging product line. The recently introduced intensive care architectural arm platform called the Latitude™ system, has been well received and should continue to facilitate improvements in architectural product revenues in future periods.
Divisional income for North America decreased $0.7 million in the third quarter of 2006 compared to the prior year period. Most of this decline was within operating expenses, which were up $1.8 million when compared to the same prior year period, as the favorable sales margins were fully offset by the unfavorable rental margins. Variable selling expenses were up due to the higher sales reported for the quarter while general and administrative expenses were up primarily as a result of higher incentive compensation. At the gross profit level, income was up approximately $1.1 million compared to the prior period. Sales margins were up $8.3 million resulting from a culmination of higher revenues in most product lines and a list price increase implemented at the start of the second quarter. As a percentage of revenues, sales margins were constant in each year at 52.7 percent. For rentals, gross profit was down $7.2 million, and 400 basis points as a percentage of revenues, as with the generally fixed cost nature of the field service and sales network, only a limited amount of the $12.0 million revenue shortfall could be recovered by lower costs. The $4.9 million of lower costs achieved during the quarter were related to lower field service and sales costs. The lower field service and sales costs were directly related to the effects of the restructuring actions taken during the year and the overall reduction in field personnel and the accompanying sales force realignment.
For the nine-month period ended June 30, 2006, divisional income for North America decreased $24.0 million compared to the prior year period. Most of this decline was at the gross profit level, which decreased $20.9 million, and 220 basis points as a percentage of revenues, with declines in both sales and rental margins contributing to the decrease. Sales margins were down $2.1 million, and 240 basis points as a percentage of revenues, while rental margins were down $18.8 million, and 360 basis points as a percentage of revenues. Factors contributing to the gross profit decline are reflective of those outlined by us above and in the second quarter. Rental margins were down as a result of the generally fixed cost nature of the field service and sales network. The $9.8 million of lower costs achieved during the year were not sufficient to cover the significant shortfall in rental revenues. Sales margins were down, despite the strong revenues, as a result of lower revenues on some of our higher margin products and higher installation costs associated with our workflow products. With respect to operating expenses, which were higher by $3.2 million on a year-to-date basis, similar to the third quarter, variable selling expenses were up on higher sales and general and administrative expenses were up due to incentive compensation. Marketing expenses, on the other hand, were favorable by $1.4 million as a result of the timing of certain programs.
International
International revenues decreased $7.2 million, or 13.0 percent, in the third quarter of 2006 compared to the third quarter of 2005, net of the impact of unfavorable exchange of $0.3 million. Sales revenues reflected a decrease of $7.5 million on lower volume, while rental revenues were higher by $0.3 million due to higher volume. Lower volumes during the quarter were primarily seen within the mid acuity bed frame segment with the primary cause being higher than expected sales activity in the first two quarters of the fiscal year, driven by early customer demand. In addition, several customer order movements into the fourth quarter were experienced, resulting in a $6.6 million increase in backlog during the third quarter. Most of the customer order movement occurred within Europe, Middle East and Africa.
International revenues increased $3.8 million, or 2.5 percent, in the first nine months of 2006 compared to the prior year same period, net of the unfavorable impact of exchange of $7.9 million. At constant currency rates the increase compared to 2005 was 7.6 percent. Sales revenues reflected an increase of $2.8 million despite the weaker third quarter performance, driven primarily by higher volume, while rental revenues were higher by $1.0 million, also driven by volume. Hill-Rom International continues to show leadership in the critical care and high acuity customer segments. The TotalCare™ bed platform has shown considerable strength during the year with increases compared to the prior year on stronger volume. VersaCare™ and Affinity™ bed frames have also shown significant increases. In addition, we recognize a significant opportunity in the European mid and low acuity bed frame segment and have responded with the introduction of the new AvantGuard™ 800 bed frame, which we anticipate achieving significant volumes in the future. In other product lines, furniture, therapy surfaces and revenues related to the sale of services and spare parts increased for the first nine months. Regionally, the year-over-year improvement in total revenue is in large part the result of strong year-over-year performance in Latin America and Asia.
Divisional income for International decreased $5.4 million in the third quarter of 2006 compared to the prior year period, net of the impact of favorable exchange of $0.2 million. Most of this decline was the result of lower capital gross margins driven by the lower capital sales volume during the quarter. Additionally, operating expenses were up $1.2 million when compared to the same prior year period, net of the favorable impact of exchange of $0.3 million. At the gross profit level, income was down $4.2 million compared to the prior period. Sales gross margins were down $4.4 million as a result of lower volume with a small unfavorable exchange rate impact of $0.1 million, while rental gross profit was up $0.2 million and 110 basis points as a percentage of revenues.
For the nine-month period ended June 30, 2006, divisional income for International increased $3.9 million, or 12.2 percent, compared to the prior year period, net of an unfavorable exchange impact of $1.5 million. At constant currency rates the increase compared to 2005 was $5.4 million, or 16.9 percent. Most of this was driven by a strong first quarter performance and related to improvements in gross profit, which increased $5.2 million and 240 basis points as a percentage of revenues. Sales margins were up $3.3 million and 170 basis points as a percentage of revenues due to higher volumes, despite the unfavorable impact of exchange of $2.3 million. Rental margins were up $1.9 million and 530 basis points as a percentage of revenues, also on higher volume and despite the unfavorable impact of exchange. Operating expenses were higher by $1.3 million, or 4.6 percent, on a year-to-date basis, net of exchange impacts. Exchange rates had a favorable impact on operating expenses of $1.4 million.
Home Care and Surgical
Home Care and Surgical revenues increased $2.0 million, or 7.2 percent, in the third quarter of 2006 compared to the third quarter of 2005. Sales revenues increased by $1.2 million, or 15.2 percent, primarily due to the performance of our surgical accessories business and the impact of recent product introductions in the area of spinal surgery. Rental revenues increased $0.8 million, or 4.1 percent, primarily related to an increase in revenues on The Vest™, offsetting lower revenues related to our clinical surfaces products. Revenues on The VestTM were higher as a result of improved referral and approval levels, as well as from a current year sales tax refund of $1.3 million. Our lower clinical surfaces revenues are attributable primarily to increased customer allowances in 2006 as a result of difficulties encountered with the prior year launch of our new rental billing system and the related business processes. The higher allowances included a quarter-end reserve adjustment of $2.3 million, primarily related to clinical surfaces.
Home Care and Surgical revenues were down slightly to $89.6 million for the first nine months compared to $90.0 million in the 2005 comparable period. Sales revenues increased by $2.4 million, once again related to recent spine surgery product introductions within our surgical accessories business and increased penetration of The VestTM product into the acute care setting. Rental revenues were lower by $2.8 million, primarily as a result of year-to-date reserve adjustments for claims allowances of $4.1 million. The Vest™ revenues were favorable for the period as a result of the sales tax refund outlined previously.
Divisional income for Home Care and Surgical increased $0.9 million, or 17.6 percent, in the third quarter of 2006 compared to the prior year period. Rental margins were down $0.3 million despite the slightly higher revenues as a result of increased field service and sales costs and higher depreciation. Divisional income was favorably impacted by higher sales margins on improved revenues, as well as by lower operating expenses of $0.6 million, primarily in the engineering, marketing and sales areas as a result of delayed spending and reduced headcount.
For the nine-month period ended June 30, 2006, Home Care and Surgical divisional income decreased $3.3 million from the prior year comparable period. The year-to-date decline was due primarily to lower rental margins associated with year-to-date reserve adjustments for claims allowances of $4.1 million. The lower rental margins were partially offset by favorable sales margins of $1.5 million on the higher reported revenues and lower operating expenses of $1.0 million, consistent with the third quarter.
Batesville Casket
Batesville Casket revenues in the third quarter of 2006 increased $4.7 million, or 2.9 percent, from that reported in the prior year comparable period. As casket volumes were relatively flat to the prior year period, the increase was driven primarily by favorable net price realization of $5.3 million, partially offset by continued downward mix.
For the nine-month period ended June 30, 2006, Batesville Casket revenues increased $9.9 million, or 2.0 percent, from the comparable prior year period. The year-over-year results were favorably impacted by increases in net price realization of $20.9 million, partially offset by a $10.5 million decrease in burial casket volume, which we believe to be due to the soft death market experienced during the first half of the year. The soft death market, demonstrated by death trends based on data released by the Center for Disease Control, was in part influenced by the absence of a seasonal outbreak of pneumonia and influenza. The continued gradual increase in cremations, along with a $6.0 million decrease in revenues from the downward shift in product line mix, also offset some of the revenue favorability discussed above.
Gross profit percentages reported for Batesville Casket are exclusive of distribution costs of $21.8 million, or approximately 13.2 percent of revenues, in the third quarter of 2006, up from $20.8 million, or 13.0 percent of revenues, in the prior year period. Year-to-date, gross profit percentages were exclusive of distribution costs of $68.2 million, or approximately 13.3 percent of revenues, up from $63.6 million, or 12.7 percent of revenues in the prior year-to-date period. Overall, the effect of lower volume was not enough to offset higher distribution costs from salary and benefit inflation, rising fuel costs and the opening of several new service centers to meet customer delivery needs. Distribution costs are included in Other operating expenses for all periods.
Batesville Casket divisional income increased $0.6 million, or 1.3 percent, in the third quarter, and decreased $0.3 million, or 0.2 percent, year-to-date compared to the same periods of the prior year. Lower burial volume for the nine-month period and unfavorable product mix for both the three- and nine-month periods, as previously discussed above under revenues, negatively impacted gross profit. The unfavorable product mix, with impacts to divisional income of $3.1 million for the quarter and $12.4 million year-to-date, was primarily related to the continued gradual shift in product preference from higher margin metal to slightly lower margin solid and veneer wood products as well as a general shift to lower-end products that provide lower margins. Offsetting these unfavorable items were improved net price realization and higher external distributor unit sales, along with a current period gain of $1.0 million related to the sale of an idle facility and cumulative current year gains of $1.1 million related to the settlement of a casualty insurance claim. Upon consideration of all these factors, Batesville Casket gross profit as a percentage of revenues was slightly favorable for both the three- and nine-month periods ended June 30, 2006 when compared to the prior year. Other operating expenses were up $5.5 million in the quarter and $9.8 million on a year-to-date basis primarily due to higher costs related to antitrust legal expenses, incentive compensation and fuel.
Liquidity and Capital Resources

	June 30,
(Dollars in millions)	2006	2005

Cash and Cash Equivalents	$88.8	$75.5
Current Investments	166.5	76.5

Cash, Cash Equivalents, and Current Investments	$255.3	$152.0
We maintained strong liquidity with cash flows from operations of $185.7 million in the first nine months of fiscal 2006, despite the heavy spending for restructuring and antitrust litigation, along with the payment of the initial $50 million associated with the Spartanburg settlement. As of June 30, 2006 we held $255.3 million of cash, cash equivalents and current investments.

	Nine Months Ended
	June 30,
(Dollars in millions)	2006	2005

Cash Flows Provided By (Used In):
Operating activities	$185.7	$178.4
Investing activities	(133.5)	(123.1)
Financing activities	(41.2)	(107.0)
Effect of exchange rate changes on cash	1.0	(0.5)

Increase (Decrease) in Cash and Cash Equivalents	$12.0	$(52.2)

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
Operating Activities
For the nine-month period ended June 30, 2006, net cash provided by operating activities totaled $185.7 million compared to $178.4 million for the nine months ended June 30, 2005.
Depreciation and amortization decreased to $81.4 million in the first nine months of 2006 from $86.8 million in the 2005 comparable period.
Changes in working capital decreased cash from operations for both periods. In the first nine months of 2006 changes in working capital had a negative impact on cash provided from operations of $35.4 million. While the effects of increasing receivables and inventories and the normal cyclical decline in payables was more than offset by increases in compensation related liabilities and income taxes payable, our cash flow from operations were significantly adversely impacted by payments related to our restructuring activities and the payment of litigation expenses and the initial funding under the Spartanburg settlement agreement of $50 million. In 2005, deferred tax assets increased from the prior year-end due to the timing of related tax items. Other reductions in operating cash flow included the increase in inventory levels from year-end, due to lower volume and the impact of increased raw material costs on inventory, and a reduction in the pension liability resulting from the pension funding discussed above. Partially offsetting these declines was a decrease in accounts receivable due to higher revenues in the quarter preceding September 30, 2004 compared to the quarter ended June 30, 2005. In addition, accounts receivable decreased as a result of improved collections from prior year-end on Health Care sales, partially offset by lower collections on Health Care rentals.
Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2006 totaled $133.5 million compared to $123.1 million for the nine months ended June 30, 2005. Capital expenditures decreased to $70.3 million from $82.0 million in the prior year period. Capital expenditures decreased to $57.2 million from $72.9 million within Hill-Rom for the first nine months of 2006 and 2005, respectively. Batesville Casket’s capital expenditures increased to $13.1 million from $9.1 million. Fiscal year 2006 capital expenditures are expected to approximate $111 million.
The first nine months of investment activity in fiscal 2006 included $229.1 million of purchases and capital calls and $162.4 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $225.4 million of the purchases and $149.9 million of the sales for the first nine months of fiscal 2006, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first nine months of fiscal 2005, current investment purchases were $118.2 million with sales of $94.2 million.
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
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price included $23.0 million deposited in an escrow account, of which $7.3 million was distributed to Hill-Rom in July 2006 related to the finalization of the funded status of the Mediq defined benefit pension plan, approximately $3.0 million has been distributed to satisfy certain seller expenses and $12.7 million remained at June 30, 2006 to satisfy certain seller indemnification obligations. The escrow amount has been included in the allocation of purchase price. The $7.3 million received in July 2006 was recognized as of June 30, 2006 and recorded as a reduction of goodwill. Final resolution of the remaining amount in escrow is expected to occur in fiscal 2007. If any adjustment differs in amount from the current escrow balance, the reported purchase price would be decreased by the amount of any valid claims against the escrow amounts, and the reported amount of goodwill associated with the Mediq acquisition would be adjusted downward accordingly.
Financing Activities
Net cash used in financing activities totaled $41.2 million for the nine months ended June 30, 2006 compared to $107.0 million for the nine months ended June 30, 2005.
Cash dividends paid increased to $52.3 million in the first nine months of 2006, compared to $51.6 million in the prior year comparable period. Quarterly cash dividends per share were $0.2825 in 2006 and $0.28 in 2005.
Treasury stock acquired was $71.4 million in the nine months ended June 30, 2005 due primarily to open market repurchases as discussed below.
Our debt-to-capital ratio was 24.9 percent at June 30, 2006 compared to 23.0 percent at June 30, 2005. This increase was primarily due to the reduction in total capital resulting from the litigation charge recognized in the fourth quarter of fiscal 2005 related to the Spartanburg litigation settlement.
Other Liquidity Matters
As of June 30, 2006, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of June 30, 2006, we: (i) had $14.3 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facilities, and (iii)

had complete access to the remaining $385.7 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees, compensating balance requirements and are renewed annually. As of June 30, 2006, we had $10.3 million outstanding under this credit line as reflected in short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2006, we had $13.8 million of outstanding undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
We also have $750 million of remaining capacity under a previously filed universal shelf registration statement, which should provide us with significant flexibility with respect to our access to the capital markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
During the second fiscal quarter, Moody’s completed a review of our debt rating and reduced our rating from A2, with negative outlook, to A3, with stable outlook. Standard and Poor’s conducted a similar review during the quarter and maintained our A rating. We do not expect this rating change to have a material impact on the cost of future financing.
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge was associated with the definitive agreement to settle for $337.5 million ($212.8 million net-of-tax) the Spartanburg antitrust class action litigation lawsuit. The charge also included certain legal and other costs related to the settlement. The court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. The original cost of the settlement, $337.5 million, was reduced by almost $21.2 million to approximately $316.3 million. The reduction in the settlement amount reflects the portion attributable to customers who opted out of the settlement. In additional to the $50 million that was already paid into the escrow fund pending final court approval we are expected to pay the remaining $266.3 million into the escrow fund in August. The funding of the settlement is currently expected to be completed from cash on hand and from short-term borrowings under our revolving credit facility. After funding the settlement, we will continue to have a solid financial position with continued strong operating cash flows, and remaining availability under our previously discussed revolving credit facility, as well as potential access to the capital markets, to fund the execution of our strategic initiatives.
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
During the first nine months of 2006 we did not repurchase any shares of our common stock in the open market. As of June 30, 2006, we had Board of Directors’ approval to repurchase 1,578,400 shares of our common stock. However, as a result of the anticipated Spartanburg litigation settlement discussed above, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006. Repurchased shares are used for general business purposes.
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
Fiscal 2006 activity for the above described actions, whose additional provisions were predominantly related to the continuation of the voluntary severance program at our French manufacturing facility and the finalization of termination provisions related to certain international contract provisions, was as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustments	6/30/2006

Severance and related benefits	$22.4	$3.1	$17.7	$1.2	$6.6
Contract termination costs	0.8	1.6	0.4	0.8	1.2

Totals	$23.2	$4.7	$18.1	$2.0	$7.8

During the second quarter of 2006, we rescinded the termination of a domestic contract with an outsource service provider, resulting in the reversal of the originally provided reserve of $0.8 million.
In addition to the costs of these actions incurred to date, additional costs related directly to the actions are expected to be incurred by the end of fiscal 2007, most notably in Europe. It is anticipated that these additional costs will approximate $4.0 million. Upon completion, we expect to have eliminated up to 535 positions on a worldwide basis, of which 439 positions had been eliminated at June 30, 2006.

Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of approximately $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. At June 30, 2006, approximately $0.2 million remained in the reserve, which is expected to be paid over the next six months.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a total pre-tax charge of approximately $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of these charges included approximately $2.3 million in employee-related costs, including severance, pension and other termination benefits, and approximately $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consisted of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $1.8 million of this charge was incurred in the third fiscal quarter of 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge. At June 30, 2006, approximately $0.2 million remained in the reserve.
Additionally, in May 2005 we announced the retirement of Frederick Rockwood, former Chief Executive Officer. We incurred a charge of approximately $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. Approximately $0.6 million remained in the reserve at June 30, 2006, which relates primarily to health care and other benefits that will be paid through 2013.
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
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its growth initiatives, decrease overall costs, and improve performance in Europe. The plan included the elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of approximately $7.3 million associated with severance and benefit-related costs. As of June 30, 2006, approximately $0.2 million remained in the reserve, related to the payout of terminated positions. All remaining obligations associated with this action will be settled in cash.
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
Stock option expense, on an after-tax basis, for the first nine months of 2006 totaled $0.7 million. We estimate after-tax expense for issued stock options will be approximately $1.0 million for fiscal 2006, based on current forfeiture rate assumptions.
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

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We will evaluate the effect of this Interpretation on our Consolidated Financial Statements and Results of Operations.
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
Our financial instruments are exposed to interest rate risk. During the first nine months of 2006 and throughout fiscal 2005, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at June 30, 2006 and September 30, 2005. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $255.3 million and $167.8 million on hand at June 30, 2006 and September 30, 2005, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of June 30, 2006, the interest rate swap contracts reflected a cumulative loss of $6.9 million, compared to a cumulative loss of $1.3 million at September 30, 2005.
In January 2006, we began using derivative instruments to manage our cash flow exposure from changes in currency exchange rates. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $24.6 million at June 30, 2006, and those derivative instruments had a fair value of $0.1 million. The maximum length of time over which the Company is hedging transaction exposure is 12 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $2.2 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $2.7 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
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
Changes in Internal Control Over Financial Reporting
As addressed throughout this Form 10-Q’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our 2005 Form 10-K, the implementation of our new rental business system in the third quarter of fiscal 2005 adversely impacted Hill-Rom’s domestic rental revenues and continues to have an effect on our internal control structure.
As previously disclosed, significant complexities and inherent business process changes associated with this implementation, including integration of the order management activities related to the acquisitions of Mediq and ARI, resulted in numerous issues related to the start-up and operation of this system. These issues manifested themselves in the following key areas:
•	Incorrect billings to customers, including duplicate billings and resulting accounts receivable collections;

•	Order fulfillment and rental asset inventory accuracy and traceability;

•	Inaccurate reporting of customer and management operational information;

•	Customer disruption, strained customer relationships and the loss of some business;

•	Increased aging of rental accounts receivable; and

•	Reduced selling time by our clinical sales team as they dealt with customer billing issues.
As a result of the implications of the lingering issues described above and since certain controls associated with the system and the related business processes are manual and less efficient than we would like, management continues to take actions to ensure the financial statements and related financial information presented in this Form 10-Q state fairly, in all material respects, the Company’s financial condition and results of operations in accordance with generally accepted accounting principles.
We believe most of the system related issues and many of the related business process issues have been addressed, and our attention is now focused on areas to increase the overall efficiency and effectiveness of operating the new system and to maximize its value to the business. These areas include continued user training, system enhancements, an increased focus on equipment management, leveraging the benefits of handheld devices deployed to increase the efficiency and accuracy of delivery, pick-up and other equipment transactions and focusing on underlying business processes and reporting to gain additional insight into our rental business and to provide similar insight to our customers.
Management will continue to monitor internal control over financial reporting with respect to this system implementation and the complementary manual controls and will modify or implement, if necessary, any additional controls and procedures that may be required to ensure the continued integrity of the Company’s financial statements. Management’s testing of these enhanced controls is currently underway and will be completed during our fourth fiscal quarter. Results of that testing will determine whether the related control deficiencies identified to date have been successfully remediated.

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
Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our health care customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the U.S. Census Bureau to be 45.8 million) further exacerbates a challenging reimbursement environment for us. We are subject to stringent laws and regulations at both the federal and state levels, requiring compliance with extensive and complex billing, substantiation and record-keeping requirements. If we are deemed to have violated these laws and regulations, we could be subject to substantial fines and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. If we are not successful in our efforts to improve processes concerning our Enterprise Resource Planning system and the related business processes with respect to Hill-Rom’s domestic rental business, our compliance with reimbursement laws and regulations and relationships with Medicare and Medicaid could be adversely affected.
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
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for Batesville Casket in each of fiscal years 2003, 2004, 2005 and year-to-date for fiscal 2006.
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

A majority of our contracts with the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which were sole-source or dual-source contracts, have reached or will reach the end of their current terms by the end of calendar 2006. Now that we have completed the majority of bid submissions and renewals, our results have confirmed our previously disclosed expectations that GPOs are moving significantly from sole-source agreements to dual and multi-source awards. In almost all instances our new or amended contracts with GPOs are dual or multi-source and, in some instances, we have not been awarded contracts in specific product categories, primarily related to rental products. We believe the financial impact of these changes to the capital side of our business will not be significant as sales of such products are routinely completed on a competitive basis regardless of GPO affiliation. While difficult to quantify with precision, these changes in GPO affiliation will put additional pressure on our rental revenues. We are taking significant action to retain rental customers to reduce the overall impact of these changes. These actions include additional sales focus, retention incentives and a new sales and service program for major accounts. Through those actions we expect to limit the future unfavorable annual impact of the GPO affiliation changes to approximately $25 million, or 8 percent of North American rental revenues.
The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual GPOs begin to modify their membership requirements and contracting practices, including conversion of sole sourced agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism. Over the last several years, GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous voluntary reforms. However, Congress is continuing to evaluate the need to advance legislation. In the interim, the industry has moved to further strengthen its voluntary ethics initiative. It is difficult to ascertain when, or if, any legislation will be advanced. It is clear, however, that with or without legislation, the industry will see fewer sole and more dual and multi-source GPO agreements.
Additionally, Batesville Casket has a sole-source contract with SCI, its largest customer, that reached the end of its term at the end of calendar year 2005, although SCI continues purchasing in order to fulfill contractual volume commitments which will continue into the fourth quarter of fiscal 2006. This contract represents a material part of Batesville’s business. Batesville Casket also has a supply agreement with Alderwoods that will expire at the end of calendar 2006. With the pending acquisition of Alderwoods by SCI, the volume of caskets affected by the negotiations with SCI will increase, assuming consummation of SCI’s acquisition of Alderwoods. Because of overcapacity in the industry, we anticipate other domestic and even some Chinese manufacturers will be aggressive in their efforts to obtain all or a portion of the combined SCI/Alderwoods casket business. These combined casket sales represent a significant amount of casket revenues but a smaller portion of our profits. These negotiations are likely to result in changes to our relationship with the combined SCI/Alderwoods business and are likely to result in one of more of the following: retention of less than 100 percent of the combined SCI/Alderwoods business, a lower product line mix or a reduction in average net price. Any combination of these items may have a materially adverse effect on our financial condition, results of operations and cash flows.
Additionally, while our contracts with large health care and funeral services providers and GPOs provide important access to many of the largest purchasers of health care and funeral services products, they can obligate us to sell our products at contracted prices for extended periods of time, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.
Increased prices for, or unavailability of, raw materials or finished goods used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.
Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods that can not be recovered through increases in the prices of our products could adversely affect our results of operations. For example, we experienced significantly higher prices in fiscal 2003, 2004 and 2005 than we had in prior periods for steel, a principal raw material used in our funeral services products business and, to a lesser degree, our health care products business. In addition to steel, we have also experienced large price increases on other commodities used in the manufacture of our products, including red metals, solid wood, chemicals, fuel and petroleum-based products, such as foam and plastics. Although Batesville Casket has historically been able to offset such rising costs with increases in the prices of its products, there can be no assurance that the marketplace will continue to support the higher prices or that such prices will fully offset such price increases in the future. Any further increases in prices resulting from a tightening supply of steel, where we expect prices to rise in the fourth quarter of fiscal 2006 and in fiscal 2007, other materials and/or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
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
During the third quarter of fiscal 2005, we implemented the final phase of our Enterprise Resource Planning, or ERP, system with respect to Hill-Rom’s domestic rental business. Due to complexities and business process changes associated with this implementation, we made unplanned expenditures and encountered a number of issues related to the start-up of the system, including incorrect billings to customers, increased customer allowances and an increase in the aging of rental receivables, a loss of sales focus by our clinical sales force, the loss of some core business and strain on some of our customer relationships.
While we have made substantial progress with respect to our new rental system and the related business processes, our rental business continues to come under pressure from a number of sources, including lingering effects from the 2005 system implementation. We continue to focus significant effort on our rental business and on continued enhancements to our rental business system and the related processes, primarily related to efficiency and effectiveness considerations. However, there can be no assurance that those efforts will be successful or completed in the near future or without unplanned expenditures, or that we will not experience additional disruptions to our operations resulting in the loss of further business or an increase in customer allowances. Either of these would continue to adversely impact Health Care rental revenues and our results of operations.
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
Non-traditional funeral services retailers could present more of a competitive threat to Batesville Casket and its sales channel than is currently anticipated. While some of these have competed against Batesville Casket for a number of years, large discount retailers such as Costco, which has begun selling competitors’ caskets, represent a more recent competitive development. Also, we have learned that several manufacturers located in China are currently manufacturing caskets for sale into the United States. It is not possible to quantify the financial impact that these competitors will have on Batesville Casket’s business, but these competitors will continue to place additional pricing and other competitive pressures on Batesville Casket that could have a negative impact on Batesville Casket’s results of operations.
We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.
Although we plan to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. In addition, we expect to compete against other companies for acquisitions. And therefore, if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our efforts to integrate acquired companies. Integration of acquired companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance.
As a result of our recent consolidation of management functions at Hillenbrand corporate and Hill-Rom and other realignment initiatives, the potential risks to our business of our inability to attract and retain key personnel may be magnified.
Volatility in our investment portfolio or collection risk associated with our notes receivable portfolio could negatively impact earnings.
Volatility in our investment portfolio with a book value of $63.8 million could negatively impact earnings. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. This is evident when one significant impairment of a strategic investment resulted in an impairment charge of $8.7 million in the fourth quarter of fiscal 2005, and two additional impairments resulted in a charge of $2.0 million in the second quarter of fiscal 2006.
In addition, we have outstanding long-term notes receivable of $139.0 million as of June 30, 2006. This balance primarily represents the seller financing provided to FFS Holdings, Inc., the entity that purchased Forethought, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in an adverse impact on our financial condition.
A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 25 percent of our employees, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2007 to August 2010. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased [1]	per Share	Programs [2]	or Programs
April 1, 2006 – April 30, 2006	141	53.85	—	1,578,400
May 1, 2006 – May 31, 2006	88	51.15	—	1,578,400
June 1, 2006 – June 30, 2006	89	50.84	—	1,578,400
Total	318	52.26	—	1,578,400

1	All shares purchased in the three months ended June 30, 2006 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended June 30, 2006. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter. However, as a result of the anticipated Spartanburg litigation settlement discussed earlier in this Form 10-Q, and our desire to maintain flexibility with respect to the overall financing of the settlement, management, in consultation with the Board of Directors, determined not to repurchase any shares under the standing authorization, other than those made in connection with employee payroll tax withholding for restricted and deferred stock distributions, for the balance of fiscal 2006.
Item 6. EXHIBITS
A. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: August 9, 2006	BY:	/S/ Gregory N. Miller Gregory N. Miller
Senior Vice President and
Chief Financial Officer

DATE: August 9, 2006	BY:	/S/ Richard G. Keller Richard G. Keller
Vice President, Controller
and Chief Accounting Officer