Form 10-K
period 2006-09-30
HILLENBRAND INDUSTRIES INC
filed 2006-12-06
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006	Commission File No. 1-6651
HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

1069 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)
Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
State the aggregate market value of the common stock held by non-affiliates of the registrant.
          Common Stock, without par value — $3,123,832,700 as of March 31, 2006
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
          Common Stock, without par value — 61,440,708 as of November 17, 2006.
     Documents incorporated by reference.
          Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III.

HILLENBRAND INDUSTRIES, INC.
Annual Report on Form 10-K
September 30, 2006

PART I
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as, but not limited to, “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” “higher,” “lower,” “reduce,” “improve,” “expand,” “progress,” “potential” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking.
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
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and workflow information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing, other personalization and memorialization products.
Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our” or “us” refer to Hillenbrand Industries, Inc. and one or all of its consolidated subsidiaries, as the context requires, and the terms “Hill-Rom Company” or “Hill-Rom”, “Batesville Casket Company” or “Batesville” and derivations thereof refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses.
Business Segment Information
Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 14 to the Consolidated Financial Statements, which statements are included herein under Item 8.

2006 Fiscal Year Segments. During fiscal 2006, our operating structure contained the following reporting segments:
•	Hill-Rom North America

•	Hill-Rom International

•	Hill-Rom Home Care and Surgical Accessories

•	Batesville Casket
We also break out certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.
2007 Fiscal Year Segments. Based on organizational changes made effective October 1, 2006, designed primarily to align Hill-Rom’s lines of business with the acuity settings they serve, our operating structure is expected to contain the following reporting segments:
•	Hill-Rom North America Acute Care

•	Hill-Rom North America Post-Acute Care

•	Hill-Rom International and Surgical

•	Batesville Casket
We will continue to report segment information consistent with the prior year reporting structure in this Form 10-K. We anticipate reporting under the new structure in early 2007, and at that time we intend to revise the reporting for prior periods to the new structure to the extent practicable to do so.
MEDICAL TECHNOLOGIES AND RELATED SERVICES
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and workflow information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.
Products and Services
Patient Support Systems. Hill-Rom’s innovative patient support systems include a variety of electrically adjustable and manual bed systems and integrated and non-integrated therapeutic surfaces for use in high, mid and low acuity settings. Bed systems are one of the most visible and important medical devices in health care and play a significant role in improving patient outcomes and caregiver safety. Improved outcomes are frequently enabled by the interoperability among bed frames, surfaces and clinical information technologies. Specifically, Hill-Rom’s advanced patient support systems can provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, wound healing and prevention, pulmonary treatment, point of care controls, and patient turn assist and upright positioning. These features and functions, when combined with caregiver training and treatment protocols, have been demonstrated to reduce a number of the top adverse events associated with patient stays, including bedsores (or pressure ulcers), ventilator-associated pneumonia, patient falls, deep vein thrombosis and patient entrapments.

Hill-Rom’s patient support systems include the following:

Acuity Settings	North America	International	Selected Features/Options
Critical/Intensive Care Settings	TotalCare®	TotalCare®, TotalCare® with Duo® II	Key features include enhanced patient positioning, point-of-care siderail controls, in-bed scale, powered transport, real time alerts and reporting data and full chair positioning with egress.

	TotalCare SpO2RT®	TotalCare SpO2RT®	Same as TotalCare®, plus patient turn assist functionality and pulmonary therapies including continuous lateral rotation, percussion and vibration.

Medical/Surgical Settings	VersaCare®, CareAssist®, Century Plus™	AvantGuard®, Evolution®, BasicCare™, Dynamis™, VersaCare®, CareAssist® ES, Century Plus™	Key features include low bed height, patient position monitor for patient bed exit, enhanced patient positioning, point-of-care controls, in-bed scale, powered transport, low chair position and real time alerts and reporting data.

Emergency Department/Transport	TranStar® Procedural, TranStar® Trauma, TranStar® Surgical, TranStar® OB/GYN, TranStar® Electric	TranStar® Procedural, TranStar® Trauma	Key features include low height, one step tuck-away siderails, ergonomic push handles, 5th wheel mobility, foot controls, and dual action brakes.

Labor and Delivery	Affinity® III	Affinity® III	Key features include removable foot section, easy to use foot and calf supports, seat inflate and deflate, CPR release, point-of-care siderail controls, and battery back-up.

Bariatric	TotalCare® Bariatric, Excel Care®	TotalCare® Bariatric, Excel Care®	Key features include 500 pound capacity, wider width, low airloss surface, powered transport, turn assist positioning, pulmonary therapies including continuous lateral rotation, percussion and vibration.

Extended Care Settings	Resident® LTC bed	Gerialit™	Key features include easy to use electric high/low controls, half-length tuck-away siderails, automatic contour, footend control lockouts, floor brakes, convenient to use patient and caregiver controls

Other Hill-Rom® patient support systems include bedside cabinets, adjustable-height overbed tables, mattresses, communications products and patient room furniture. Additionally, surgical table accessories, such as the FlexFrame™ device, which converts a standard operating room table into a surgical table for spine procedures, are available from our Allen Medical business. Architectural products include headwalls and power columns, such as the intensive care architectural arm platform called the Latitude® system, which enable medical gases, communication accessories and electrical services to be distributed in patient rooms.
Hill-Rom sells these products primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. Approximately 54 percent of Hill-Rom’s revenues are derived from sales of patient support systems.
Non-Invasive Therapeutic Products. Hill-Rom rents and sells non-invasive therapeutic products and surfaces for a variety of acute and chronic medical conditions, including pulmonary, wound, circulatory and bariatric conditions, primarily to acute, extended and home care customers. Such non-invasive therapeutic products and surfaces include the following:

Therapy Product and
Surfaces Uses/Features	Acute Care	Extended Care	Home Care	International
Products used in the treatment of advanced pressure sores, burns, flaps, grafts and intractable pain	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron At Home® Air Fluidized Therapy System	Clinitron® Air Fluidized Therapy System

Products used primarily for at risk wound prevention and early treatment through advanced pressure relief	FlexiCair Eclipse® Low Airloss Therapy, PrimeAire® ARS, VersaCare A.I.R.™, Acucair®, FlexiCair MC3® Low Airloss Therapy	FlexiCair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface, Pro 2000®, A2, Acucair® Mat, Synergy® Air Elite, ComfortFlair™, FlairCair™, FlexiCair MC3® Low Airloss Therapy	Silkair® Overlay, Silkair® MRS, Sentry 1200 APM™, FlexiCair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface	Duo® 2, ClinActiv®, Alto™, Primo™

Products used primarily for wound prevention	Comfortline Ultimate®, Primeaire® Therapy Surface	Comfortline®, Comfortline Ultimate®, Primeaire® Therapy Surface	ComfortFlair™	Clinisert 2®, Thermocontour, SimCair®

Pulmonary bed/surfaces which provide continuous lateral rotation of the patient, percussion, pulsating and vibration	TotalCare SpO2RT®, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, Synergy® Pulse, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, V-Cue®	Respicair®, Respistar®, TotalCare SpO2RT®

Therapy Product and
Surfaces Uses/Features	Acute Care	Extended Care	Home Care	International
Products specifically designed for the needs of the bariatric patient	Magnum® II, TotalCare® Bariatric, FlexiCair Eclipse Ultra®, Excel Care®	Magnum® II, FlexiCair Eclipse Ultra®, TriFlex™ I System, TriFlex™ II System, Synergy® Air Elite Bariatric Mattress Replacement, Low Profile FlairCair™	Magnum® II, FlexiCair Eclipse Ultra®, TriFLex™ I System, TriFlex™ II System, Synergy® Air Elite Bariatric Mattress Replacement, Low Profile FlairCair™	ProAxis®

Airway clearance in chronic pulmonary disease patients through high frequency chest wall oscillation	The Vest™ System	The Vest™ System	The Vest™ System	The Vest™ System

Sequential compression device for the prevention of deep vein thrombosis	ActiveCare®DVT
Hill-Rom rents and sells non-invasive therapeutic products and surfaces in the United States, Canada and Europe through a clinical sales force comprised primarily of professionals with a background in nursing or respiratory therapy. Technical support is made available through an extensive network of technicians and service personnel who provide maintenance and technical assistance from more than 250 Hill-Rom service centers located in the United States, Canada and Europe. Certain Hill-Rom® therapy systems are also sold to customers. Approximately 28 percent of Hill-Rom’s revenues are derived from these therapeutic products and surfaces.
Moveable Medical Equipment Rentals and Asset Management Services. Hill-Rom provides peak-need rentals and full-hospital asset management of a wide variety of moveable medical equipment, also known in the industry as MME, such as ventilators, infusion pumps and monitoring equipment. Hill-Rom’s medical equipment rental and service business also includes equipment service contracts for Hill-Rom’s capital equipment. Hill-Rom provides these products and services primarily to acute and extended health care facilities through a network of over 250 service centers and over 1,700 service professionals throughout the United States, Canada and Europe.
Asset Management services are provided by Hill-Rom through various business models to hospitals. Customers seek our services in order to optimize use of their capital investment, as well as a means of introducing new technologies to the hospital and improving utilization by controlling the deployment of their assets.
Approximately 12 percent of Hill-Rom’s revenues are derived from these products and services.
Workflow Information Technology Solutions. Hill-Rom develops and markets a variety of communications technologies and software solutions that are designed to enhance operational efficiency, improve asset utilization and capacity optimization of health care facilities. These products include our suite of clinical communication and productivity solutions, our NaviCare® Patient Flow Management System and WatchChild™ Obstetric Data Management System. These solutions enable patient-to-staff and staff-to-staff communications to improve patient outcomes and caregiver safety and efficiency. By aggregating messages, alarms and data from patient platforms or other integrated communication devices we can provide real-time alerts to caregivers and construct post-event analyses. Included in this suite is a new product that takes important bed data and sends it directly to the caregiver to improve patient safety related to the prevention of patient falls and ventilator acquired pneumonia. Our NaviCare® Patient Flow Management System enhances productivity through a suite of visual display and communication tools that automate patient flow tasking and the bed and room turnover process. Finally, through our WatchChild™ Obstetric Data Management System, Hill-Rom also provides a perinatel safety solutions suite that focuses on maternal and fetal monitoring and data archiving.
Hill-Rom provides these hardware and software products and services primarily to acute and extended health care facilities through 30 direct sales executives located throughout the United States and Canada. Approximately 6 percent of Hill-Rom’s revenues are derived from these products and services to enhance operational efficiency and asset utilization.
Hill-Rom has contracts in the United States with numerous group purchasing organizations, or GPOs, which represent large groups of acute care and extended care facilities in order to negotiate rental and purchase terms on behalf of all of their members, as well as with government purchasers in the United States and elsewhere. A significant portion of Hill-Rom’s sales are made pursuant to these contracts.
Hill-Rom operates hospital bed, therapy bed and patient room equipment manufacturing and development facilities in the United States, France and with the October, 2006 acquisition of Medicraft, Australia. Most Hill-Rom® products in developed regions are delivered by Hill-Rom owned trucks.
Competition
Hill-Rom’s competitors in North America include the following, among others:

Product Categories	Competitors
Hospital Bed Frames and Surfaces	Stryker Corporation
Huntleigh Healthcare, Inc.
Sunrise Medical/Joerns Healthcare Inc.
Invacare Corporation
Linet spol. s r.o.
Paramount Bed Co., Ltd.

Non-invasive Therapy Surfaces and Specialty Beds/Surfaces	Kinetic Concepts, Inc.
Gaymar Industries, Inc.
SIZEWise Rentals, L.L.C.
Pegasus Airwave, Inc.
B.G. Industries, Inc.
Comfortex, Inc.
Medline Industries, Inc. (mattresses)
Sentech Medical Systems, Inc. (mattresses)
Patient Care Systems (mattresses)

Moveable Medical Equipment Rentals and Asset Management Services	Universal Hospital Services, Inc. Freedom Medical, Inc. Custom Medical Solutions Numerous regional/local businesses

Workflow Information Technology Solutions	Premise Corporation Rauland-Borg Corporation Teletracker, Inc. GE Security, Sound & Communications

Internationally, Hill-Rom also competes with a large number of competitors and regional manufacturers.
Hill-Rom competes on the basis of product clinical utility and value, quality, customer service, innovation and breadth and depth of product offerings.
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
As necessary, Hill-Rom engages in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Additionally, within our medical equipment rental fleet, Hill-Rom is responsible for extending these types of actions to its customer base when the actions are initiated by the original equipment manufacturer. Hill-Rom has also implemented an extensive program designed to ensure its quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.
Over the past twelve months, the FDA performed inspections at our Charleston, Batesville, Cary, and Acton facilities. The FDA issued no reports of observations for the Charleston, Batesville, and Cary inspections and issued a report of observation for the Acton inspection. Hill-Rom has responded to this report with a remediation plan and expects no further actions. Audits conducted by foreign agencies have resulted in some observations resulting in corrective actions implemented by the Company. Hill-Rom recently received certification to ISO 13485-2003 for all its facilities supplying products to the European Union. This revised quality system standard is a significant change from past standards and is required for future compliance. While Hill-Rom believes it has responded fully to the findings and has implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that Hill-Rom’s products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.
Health Care Regulation
Hill-Rom’s customers include hospitals and other acute and extended care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business and a small portion of our extended care business, we are reimbursed directly by such third-party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses. Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, federal deficit reduction legislation is being considered by Congress. Any such legislation could negatively impact Medicare and Medicaid reimbursement.

The Medicare Modernization Act, or MMA, passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since its inception. While the MMA has not been fully implemented and all of the implications of this far-reaching law are not yet clear, the Act has been largely positive to Hill-Rom so far due to a variety of favorable hospital reimbursement provisions including full market basket updates. However, requirements affecting durable medical equipment placed in the home resulted in a general rate freeze effective from 2004 through the beginning of 2008. Additionally, during 2005, further cuts targeted to specifically identified items of durable medical equipment were instituted. Competitive bidding is anticipated to commence in 10 metropolitan statistical areas (MSAs) in 2007, in 80 MSAs in 2009 and nationally thereafter. The overall effect of these actions is intended to reduce government spending on this type of equipment. Increased cost projections associated with the MMA along with the growing federal budget deficit concerns and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures in 2007 and beyond.
FUNERAL SERVICES
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing, other personalization and memorialization products. Batesville Casket was founded in 1884 and acquired by the Hillenbrand family in 1906.
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
Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Batesville’s premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets.
Solid and veneer hardwood caskets from Batesville are made from mahogany, cherry, walnut, maple, pine, oak, pecan and poplar. Batesville’s veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. Batesville also provides select lines of Marsellus® premium caskets to our funeral home customers.
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
Batesville offers several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville® caskets are marketed by Batesville’s direct sales force to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral services in conformance with state law) throughout the United States, Puerto Rico, the United Kingdom, Australia, Canada, Mexico and South Africa. A

significant portion of Batesville’s sales are made to large national funeral services providers under contracts Batesville has entered into with these customers.
Batesville maintains inventory at 89 company-operated Customer Service Centers (CSCs) and six Rapid Deployment Centers (RDCs) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by Batesville.
Batesville mainly manufactures and distributes products in the U.S. It also has two manufacturing facilities in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico, South Africa and Australia.
Competition
Batesville is a recognized North American industry leader in the sale of funeral services products. Batesville competes on the basis of customer service, product quality, innovation, personalization and price. Major competitors that manufacture and/or sell funeral services products over a wide geographic area include Aurora Casket Company and The York Group, Inc., a subsidiary of Matthews International Corporation.
Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral services products for sale, often focusing on particular regions or geographic areas. Additionally, Batesville is facing increasing competition from a number of non-traditional sources, including casket manufacturers located abroad.
HILLENBRAND CONSOLIDATED
Raw Materials
Principal materials used in Hill-Rom’s products include carbon steel, aluminum, stainless steel, wood, high-pressure laminates, petroleum based products, fabrics, foams, plastics, silicone-coated soda-lime glass beads and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers. Batesville employs carbon and stainless steel, copper and bronze sheet, wood, fabrics, finishing materials, rubber gaskets, zinc and magnesium alloy in the manufacture of its caskets.
When prices fluctuate for raw materials and sub-assemblies used in our products, based on a number of factors beyond our control, such fluctuations affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Additionally, although most of the raw materials and sub-assemblies used in our products are generally available from several sources, certain of these raw materials and sub-assemblies currently are procured only from a single source.
Beginning in fiscal 2005, the rising prices of certain raw materials, including red metals (i.e., copper and bronze), plastic, fuel and petroleum based products in particular, and fuel related delivery costs, had a direct and material negative effect on our profitability. We have acted and have plans and actions in place to mitigate the impact of rising raw material and fuel prices, including continuous improvement, the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers, increased utilization of low cost region sourcing through our sourcing office in China, the recently completed consolidation of Batesville’s United States wood manufacturing operations into a single facility, the continued and expanded roll-out of Batesville’s veneer products from its Mexican manufacturing operations with overall lower material cost composition and annual product price adjustments as contractually allowed. However, there can be no assurance that we will be able to anticipate and react quickly to all changing raw material and sub-assembly prices in the future.

Some of Batesville Casket’s sales are made pursuant to supply agreements with its customers, and historically, Batesville Casket has instituted annual price increases to help offset the impact of inflation and other rising cost factors. Additionally, most of Hill-Rom’s extended contracts with GPOs and customers for the sale of North American products permit us to institute annual list price increases. While there are certain limitations in some of those contracts and agreements, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.
Distribution
In our medical and funeral services businesses, we have extensive distribution capabilities. In medical, we have broad reach across all health care settings. We have relationships with a large number of acute care hospitals, extended care facilities, community health settings and home health care agencies. Through our network of approximately 220 North American and 30 international service centers and approximately 1,450 North American and 250 international service professionals, we are able to rapidly deliver our products to customers. This extensive network is critical to securing contracts with GPOs and serving our other customers.
Likewise, Batesville Casket’s high-velocity, hub and spoke distribution system, consisting of six Rapid Deployment Centers and 89 Customer Service Centers in North America, serves a majority of Batesville customers each day and is critical to the rapid delivery requirements of funeral directors nationwide.
Research
Each of our operating subsidiaries conducts research to develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. All research and development is currently internally sponsored and expensed as incurred. Research and development expense incurred for the fiscal years ended September 30, 2006, 2005 and 2004, was $42.1 million, $50.5 million and $55.8 million, respectively.
Patents and Trademarks
We own, and from time-to-time license, a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.
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

Employees
As of September 30, 2006, we employed approximately 9,300 persons in our operations. Approximately 2,000 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2007 to June 2010. We have one collective bargaining agreement in Canada that will expire during the next twelve months. Outside of the United States and Canada, negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.
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
Regulatory Matters
Environmental Protection
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we were issued two violation letters, each alleging violation of one minor environmental permit condition. The violations involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, we do not expect the cost to us of the onsite and offsite remediation activities in which we are currently involved to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 14 to the Consolidated Financial Statements, which statements are included herein under Item 8.
Our export revenues constituted less than 10 percent of consolidated revenues in fiscal 2006 and prior years.
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
Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time-to-time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers as of November 17, 2006.
Peter H. Soderberg, 60, was elected as President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom effective March 20, 2006. Mr. Soderberg, a Hillenbrand board member since 2002, was most recently President and Chief Executive Officer of Welch Allyn, Inc., Skaneateles Falls, N.Y. He held that position since January, 2000. Mr. Soderberg was previously Group Vice President and Chief Operating Officer of Welch Allyn, Inc. His prior experience includes 23 years at Johnson & Johnson where he served in a variety of operations, marketing and management positions in four of its over-the-counter and professional product companies. Most recently, he was President of Johnson & Johnson Health Management, a Johnson & Johnson portfolio company. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. He is on the Boards of Directors of Greatbatch, Inc. (NYSE:GB), the Advanced Medical Technology Association (AdvaMed), and, before his recent move to Indiana, was on the boards of the Syracuse Symphony Orchestra (as its Vice Chairman), the Metropolitan Development Authority of Central New York (as its Vice Chairman) and CNYMedtech (as its Chairman).
Gregory N. Miller, 43, was elected Senior Vice President and Chief Financial Officer of Hillenbrand and Hill-Rom effective July 14, 2005. He previously held the positions of Vice President - Controller and Chief Accounting Officer for Hillenbrand Industries from May 16, 2002 to July 14, 2005 and Vice President — Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance for Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.
Richard G. Keller, 45, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand effective August 4, 2005. He had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of Hillenbrand from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Kenneth A. Camp, 61, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected Senior Vice President of Hillenbrand Industries on October 1, 2006, having been a Vice President of Hillenbrand Industries since October 8, 2001. He has been employed by the Company since 1981. Mr. Camp previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that assignment he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.

Patrick D. de Maynadier, 46, was elected on January 28, 2002 as Vice President, General Counsel and Secretary. From May 2000 to October 2001, he was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a corporate and securities partner at the law firm Bracewell & Giuliani, LLP.
Kimberly K. Dennis, 39, has served in various Company vice president roles related to shared services and information technology since August 5, 2003 and has been Senior Vice President, North America Post-Acute Care and Information Technology of Hill-Rom since October 1, 2006. She was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to August 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company where she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company, Hillenbrand and Hill-Rom.
John H. Dickey, 52, was elected Vice President of Human Resources of Hillenbrand and Hill-Rom effective on January 1, 2006. He had served as the Vice President of Human Resources and Administration for Batesville Casket Company since October 22, 2001. Mr. Dickey previously held the position of Vice President of Human Resources for Forethought Financial Services from 1997 to 2001. Prior to that, he was Director of Human Resources — Field Operations and Sales for Hill-Rom Company from 1990 to 1997. His career started with the company in 1976 where he held positions of increasing responsibility in logistics, operations and human resources.
Michael J. Grippo, 37, was appointed Vice President of Business Development and Strategy on June 12, 2006. Prior to Hillenbrand, Mr. Grippo led the health care investment banking practice of SunTrust Robinson Humphrey, a division of SunTrust Banks, Inc. Prior to that, he served as director of Business Development for Welch Allyn, Inc., a privately held medical products company based in Skaneateles, New York. Mr. Grippo received a joint degree in Economics and Political Science from Princeton University and a master’s in Business Administration (Finance) from New York University.
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
Our health care businesses design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on the revenues and profitability of our health care businesses. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. Moreover, our moveable medical equipment rental business is subject to product modifications executed by Hill-Rom on behalf of original medical equipment manufacturers that can result in unanticipated costs and temporary product shortages. Additionally, regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.
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
We are subject to stringent laws and regulations at both the federal and state levels, including numerous laws and regulations aimed at preventing fraud and abuse, governing participation of providers and suppliers in government health programs and requiring compliance with extensive and complex billing, collection, substantiation and record-keeping requirements. In addition, we are subject to periodic requests or audits to evaluate compliance with the requirements and standards of these government health programs. We expect program requests and audits to increase, as the federal government increases auditing and oversight resources and continues to increase pressure on state Medicaid programs to identify and recoup overpayments. From time-to-time, these activities and our own internal practices and compliance program have identified overpayments and other errors that resulted in refunds or self-reporting.
If we are deemed to have violated these laws and regulations, we could be subject to substantial fines and possible exclusion from participation in federal health care programs such as

Medicare and Medicaid. While we believe that our practices materially comply with applicable state and federal requirements, the requirements may be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could adversely impact our business. Changes in reimbursement programs or their regulation, including retroactive and prospective rate and coverage criteria changes and other changes intended to reduce the program expenditures, could adversely affect our third-party reimbursement business. If we are not successful in our efforts to improve processes concerning our Enterprise Resource Planning system and the related business processes with respect to Hill-Rom’s domestic rental business, our compliance with reimbursement laws and regulations and relationships with Medicare and Medicaid could be adversely affected.
Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of Batesville Casket’s sales of burial caskets.
As the population of the United States continues to age, we anticipate the number of deaths in North America will be relatively flat to slightly declining for at least the foreseeable future. The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for Batesville Casket in each of fiscal years 2004, 2005 and 2006.
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
Future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We cannot assure that our new products will achieve the same degree of success that has been achieved historically by our products. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. Any strategies we may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Warranty claims relating to our products may be greater than anticipated, and we may be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development. For example, as part of the tradeoff between clinical effectiveness and comfort, which is inherent in most clinical products, we have dedicated research and development efforts to improving the comfort and customer acceptance of certain of our products. These efforts, together with the foregoing focus on enhancing the competitiveness of our core products have resulted in the dedication of new product development resources to sustaining development efforts.

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
A majority of Hill-Rom’s contracts with the larger GPOs, which represent a significant portion of Hill-Rom’s sales and most of which were sole-source or dual-source contracts, have reached or will reach the end of their current terms by the end of calendar 2006. Now that we have completed the majority of bid submissions and renewals, our results have confirmed our previously disclosed expectations that GPOs are moving significantly from sole-source agreements to dual and multi-source awards.
In almost all instances our new or amended contracts with GPOs are dual or multi-source and, in some instances, we have not been awarded contracts in specific product categories, primarily related to rental products. While difficult to predict, these changes will put additional pressure on our rental revenues. We are taking significant actions with respect to our rental business, which we expect will limit the future unfavorable annual revenue impact of the GPO contract changes to approximately $25 million, but there can be no assurance that these actions will be successful.
To date, the financial impact of these changes on the capital side of our business have not been significant. We are at various stages of responding to bids and negotiating some additional GPO agreements that, if awarded, will replace agreements that are set to expire in calendar 2007. Failure to be included in one or more of these agreements would have a material adverse effect on the business.
The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual GPOs begin to modify their membership requirements and contracting practices, including conversion of sole-sourced agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism. Over the last several years, GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous voluntary reforms. However, Congress is continuing to evaluate the need to advance legislation. In the interim, the industry has moved to further strengthen its voluntary ethics initiative. It is difficult to ascertain when, or if, any legislation will be advanced. It is clear, however, that with or without legislation, the industry will see fewer sole and more dual and multi-source GPO agreements.
Additionally, Batesville Casket has contracts with a number of large, national funeral home customers. In fiscal 2006 we completed renegotiations of new supply agreements with two of these customers, Stewart Enterprises, Inc. and Carriage Services, Inc. In October of 2006, we completed negotiation of a new supply agreement with our largest customer, Service Corporation International (“SCI”). The announced completion of the combination of SCI and our second largest customer, Alderwoods Group, Inc. (“Alderwoods”) will bring purchases by both organizations under the same agreement. This agreement does not impose specific purchase requirements on the combined entity. While we anticipate that SCI will continue to buy substantially all its products from us for the foreseeable future, there can be no guarantee that SCI will do so. In addition, we likely will lose some business as this new combined entity divests itself of certain overlapping properties, assuming some of these properties are purchased by funeral homes or other entities that currently do not purchase products from us. The result of bringing Alderwoods purchases under the SCI agreement and their divestiture of numerous properties could have a material adverse effect on our financial results for 2007 and any decision by the SCI/Alderwoods combined entity not to purchase substantially all of its products from Batesville Casket would have a material adverse effect on our financial condition, results of operations and cash flows.

Finally, while our contracts with large health care and funeral services providers and GPOs provide important access to many of the largest purchasers of health care and funeral services products, they can obligate us to sell our products at contracted prices for extended periods of time, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.
Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or sub-assemblies that can not be recovered through increases in the prices of our products could adversely affect our results of operations. While there was less cost pressure in 2006, we experienced significantly higher prices in fiscal 2004 and 2005 than we had in prior periods for commodities used in the manufacture of our products, including red metals, solid wood, steel, chemicals, fuel and petroleum-based products, such as foam and plastics. Although Batesville Casket has historically been able to offset such rising costs with increases in the prices of its products, there can be no assurance that the marketplace will continue to support the higher prices or that such prices will fully offset such commodity price increases in the future. Any further increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Extended unavailability of a necessary raw material or sub-assembly could cause us to cease manufacturing one or more products for a period of time.
Our strategic initiatives may not produce the intended growth in revenue and operating income. In addition, the possible separation of our two operating companies into two publicly traded companies may have adverse effects on us.
In October 2006, we announced significant new operational strategies and initiatives for both of our operating companies. These strategies include making significant near-term investments to achieve revenue growth and margin improvement. We expect the funding of these investments to adversely affect our profitability in fiscal 2007. Moreover, if we do not make these investments on an effective and timely basis or fail to execute on our strategic initiatives, we may not achieve the growth and margin improvement we are targeting and our results of operations may be adversely affected.
Also in October 2006, we announced that our Board of Directors concluded that separating our current operations into two publicly traded companies merits further, more detailed consideration. Our Board of Directors has made no decision in this matter and may determine not to pursue any such transaction. If our Board of Directors determines to pursue the separation of our two operating companies, the separation may not achieve the intended goal of value creation for our shareholders. Further, any such transaction will require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives.
We may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.
Over the past two years, we have announced several restructuring, realignment and cost reduction initiatives, including most recently a significant realignment of Hill-Rom’s businesses, employee terminations and product rationalizations in Hill-Rom’s North American rental business, and plans to shift a portion of Hill-Rom’s manufacturing capacity to a facility in Mexico. These activities may not produce the full efficiency and cost reduction benefits we expect from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
We continue to incur significant legal costs in the defense of antitrust litigation matters involving both Batesville Casket and Hill-Rom and expect these increased costs to continue for the foreseeable future. Moreover, if class certification is granted in any of these antitrust matters and the plaintiffs prevail at trial, our results of operations, financial position and liquidity could be materially adversely affected.
Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.
We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products. We, from time-to-time, and currently, are a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. We do, however, carry insurance with respect to such matters that are subject to varying deductibles and self-insured retentions, which would reduce our exposure to any individual claim.
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
Non-traditional funeral services retailers could present more of a competitive threat to Batesville Casket and its sales channel than is currently anticipated. While some of these have competed against Batesville Casket for a number of years, large discount retailers such as Costco, which have begun selling competitors’ caskets, represent a more recent competitive development. Also, we have learned that several manufacturers located in China are currently manufacturing caskets for sale into the United States. It is not possible to quantify the financial impact that these competitors will have on Batesville Casket’s business, but these competitors will continue to drive additional pricing and other competitive pressures that could have a negative impact on Batesville Casket’s results of operations.
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
We may not be able to attract and retain key personnel.
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
Volatility in our investment portfolio with a book value of $64.3 million could negatively impact earnings. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. This is evident when one significant impairment of a strategic investment resulted in an impairment charge of $8.7 million in the fourth quarter of fiscal 2005, and two additional impairments resulted in a charge of $2.0 million in the second quarter of fiscal 2006.
In addition, we have outstanding long-term notes receivable of $134.4 million as of September 30, 2006. This balance primarily represents the seller financing provided to FFS Holdings, Inc., the entity that purchased our former Forethought Financial Services subsidiary, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.

A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 20 percent of our employees, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from February 2007 to June 2010. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
Item 1B. UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES
The principal properties used in our continuing operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Cary, North Carolina; St. Paul, Minnesota and Chihuahua, Mexico, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location		Description	Primary Use

Health Care:

	Acton, MA	Light manufacturing and development facilities	Manufacture and development of health care equipment
		Office facilities	Administration
	Batesville, IN	Manufacturing, development and distribution facilities	Manufacture and development of health care equipment
		Office facilities	Administration
	Cary, NC	Manufacturing, development and office facilities	Manufacture and development of health care equipment
	Charleston, SC	Manufacturing and development facilities	Manufacture and development of therapy units
		Office facilities	Administration
	St. Paul, MN	Office facilities	Administration
	Pluvigner, France	Manufacturing and development facility	Manufacture and development of health care equipment
		Office facilities	Administration
	Montpellier, France	Manufacturing and development facility	Manufacture and development of therapy units
	Sydney, Australia	Manufacturing, development and office facilities	Manufacture and development of health care equipment

Funeral Services:
	Batesville, IN	Manufacturing plants	Manufacture of metal caskets
		Office facilities	Administration
	Manchester, TN	Manufacturing plant	Manufacture of metal caskets
	Vicksburg, MS	Kiln drying and lumber cutting plant	Drying and dimensioning of lumber
	Batesville, MS	Manufacturing plant	Manufacture of hardwood caskets
	Chihuahua, Mexico	Manufacturing plant	Manufacture of hardwood caskets
	Mexico City, Mexico	Manufacturing plant	Manufacture of metal caskets

In addition to the foregoing, we lease or own a number of other manufacturing facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico, South Africa, Australia and the Far East.
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
As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. On February 3, 2006 the Court preliminarily approved a definitive agreement to settle the case for $337.5 million in cash entered into as of February 2, 2006 among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System and its attorneys. The Court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. As finally approved by the Court, the settlement resolves all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.
The settlement agreement includes Hill-Rom’s commitment to continue certain company-initiated discounting practices for a period of three years. Essentially, Hill-Rom implemented a policy in October 2002, which it has agreed to follow until at least February 2009. Under that policy, which did not represent a material change in our discounting practices, Hill-Rom refrains from entering into new contracts that condition incremental discounts on Hill-Rom® hospital beds or architectural products on commitments to rent therapy products from Hill-Rom. While such products may be sold together, rental therapy products are separately priced and discounted. Under the settlement Hill-Rom may continue to offer all other discounts such as volume discounts, early payment discounts, capitation, etc. Further, the discounting practices that gave rise to the Spartanburg litigation have already been discontinued (or will be discontinued on the expiration of certain existing contracts) and have been replaced by alternative practices for each of the last four fiscal years. Therefore, any impact of the discontinuance of such practices on our business is already fully reflected in our reported results.
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts are not probable of payment. We paid the remaining $266.3 million of the settlement amount into escrow in August 2006 and have retained a $21.2 million litigation accrual associated with the opt-outs.
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and its Batesville Casket Company, Inc. subsidiary (“Batesville”), in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit is largely based on similar factual allegations to the FCA Action. The company intends to move to transfer this case to the Southern District of Texas in order to coordinate this action with the FCA Action.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. The Fancher plaintiffs sought certification of a broader class: all United States consumers and entities who purchased Batesville caskets from any source at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief. On October 18, 2006, the district court denied Batesville’s, Hillenbrand’s, and other defendants’ November 2005 motions to dismiss the amended FCA complaint.
A scheduling hearing occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur from December 4-7, 2006. The trial in the FCA matter is scheduled to begin on or about February 4, 2008.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied Hillenbrand’s and Batesville’s December 2005 motions to dismiss the amended Pioneer Valley complaint. The class certification hearing in the Pioneer Valley case is currently scheduled to begin on or about December 7-8, 2006.
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
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (“CIDs”) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general. To date, no claims have been filed against Batesville.
In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom is a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the

Attorney General’s Office. Hill-Rom has responded to those interrogatories. We are cooperating with the Attorney General’s investigation. To date, no claims have been filed against Hill-Rom.
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
Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, for the deductibles and self-insured retentions associated with our product liability, workers compensation and auto liability programs. For these self-insured exposures, outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims. The actuary also provides estimates of ultimate projected losses used to determine accrual adequacy for losses incurred prior to December 1999. These independent third-party estimates are used to record reserves for all projected deductible and self-insured retention exposures.
Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees when such amounts are considered probable of payment.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The closing stock price as of the latest practicable date of this filing was $60.50 on November 17, 2006. The following table reflects the range of high and low selling prices of our common stock by quarter for the twelve months ended September 30, 2006 and 2005.

	2006		2005
	High	Low	High	Low
October — December	$50.32	$44.81	$58.01	$47.37
January — March	$55.39	$48.40	$57.00	$53.59
April — June	$54.90	$47.17	$56.56	$47.60
July — September	$58.14	$47.92	$52.00	$46.56
Holders
On November 17, 2006, there were approximately 24,200 shareholders of record.
Dividends
We have paid cash dividends on our common stock every quarter since our first public offering in 1971, and those dividends have increased each year thereafter. In fiscal 2006, dividends were paid on December 30, 2005 and March 31, June 30 and September 29, 2006 to shareholders of record as of December 16, 2005 and March 17, June 16 and September 15, 2006, respectively. Cash dividends of $1.13 ($0.2825 per quarter) in fiscal 2006 and $1.12 ($0.28 per quarter) in fiscal 2005 were paid on each share of common stock outstanding. We currently believe that comparable quarterly cash dividends will continue to be paid in the future, as evidenced by the Board of Directors recent approval of a dividend of $0.2825 per share for the first quarter of fiscal 2007.

Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased [1]	per Share	Programs [2]	or Programs [2]
July 1, 2006 — July 31, 2006	1,624	48.67	—	1,578,400

August 1, 2006 — August 31, 2006	92	49.28	—	1,578,400

September 1, 2006 — September 30, 2006	2,497	56.79	—	1,578,400

Total	4,213	53.50	—	1,578,400

1	All shares purchased in the three months ended September 30, 2006 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors had approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended September 30, 2006. The approval has no expiration, and there were no terminations or expirations of plans in the three months ended September 30, 2006. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for the fiscal years ended September 30, 2006, 2005, 2004 and 2003, and the ten month period ended September 30, 2002. Also presented are comparable unaudited data for the twelve-month period ended September 30, 2002.

	Fiscal	Fiscal	Fiscal	Fiscal	Twelve Months	Ten Months
	Year	Year	Year	Year	Ended	Ended
	Ended	Ended	Ended	Ended	September 30,	September 30,
	2006	2005	2004	2003	2002	2002
					(Unaudited)
	(In millions except per share data)
Net revenues	$1,962.9	$1,938.1	$1,829.3	$1,693.9	$1,736.1	$1,393.5

Income (loss) from continuing operations	$221.5	$(96.3)	$188.2	$180.6	$56.7	$(17.6)

(Loss) income from discontinued operations	(0.3)	2.2	(45.0)	8.4	(12.5)	7.2

Net income (loss)	$221.2	$(94.1)	$143.2	$189.0	$44.2	$(10.4)

Income (loss) per share from continuing operations — Diluted	$3.60	$(1.56)	$3.00	$2.90	$0.90	$(0.28)

(Loss) income per share from discontinued operations — Diluted	(0.01)	0.04	(0.72)	0.14	(0.20)	0.12

Net income (loss) per share — Diluted	$3.59	$(1.52)	$2.28	$3.04	$0.70	$(0.16)

Total assets	$1,952.2	$2,229.2	$2,069.7	$5,474.9	$5,455.2	$5,455.2

Long-term obligations	$347.4	$351.5	$361.6	$157.1	$323.8	$323.8

Cash dividends per share	$1.13	$1.12	$1.08	$1.00	$0.98	$0.77

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Hillenbrand Industries is organized into two operating companies serving the health care and funeral services industries.
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and workflow information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.
Batesville Casket Company is a leader in the North American death care industry through the sale of funeral services products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing and other personalization and memorialization products.
As part of our strategic planning process, Hillenbrand’s Board of Directors and senior leadership recently evaluated a range of strategic alternatives, with input from financial advisors, Citigroup Corporate and Investment Banking and Goldman Sachs Group. These strategic alternatives included the continuation of Hillenbrand’s current operating structure, the sale of one or both of its businesses, returning cash to shareholders through an increase in balance sheet leverage, and the spin-off of or split off of one of its businesses. Having reviewed and fully endorsed the operating strategies discussed below, management and the Board concluded that separating Hillenbrand’s current operations into two publicly traded companies merits further, more detailed consideration as a possible means to position Hillenbrand’s market-leading health care and funeral services businesses for sustained growth and value creation.
Industry Trends, Fiscal 2007 Strategy and Other Factors Impacting the Business
Hillenbrand Industries’ goal is to grow organic revenue and operating income by an average of mid-to-high single digits over the 2007-2009 time frame. Hill-Rom plans to invest significantly in research and development, sales channel enhancements and low cost region manufacturing and sourcing initiatives to allow us to protect and grow our core North American acute care businesses, improve gross margins and revitalize our North American rental business. In addition, we believe there are new growth opportunities in post-acute care settings, international markets and our emerging entrepreneurial businesses. Our Batesville Casket strategy is aligned with industry and demographic trends. We plan to invest selectively to maintain and nurture our current leadership position with independent funeral directors while exploring new opportunities in less penetrated segments. For Hillenbrand Industries overall, our fiscal year should yield improved sales growth while we fund significant, yet targeted, investments in order to realize our growth and margin expansion potential over the next three years.
Medical Technologies and Related Services
Industry Trends.
General Trends. The medical device industry is diverse and highly competitive. We believe that over the long term, patient and provider demand for health care products and services will continue to rise as a result of a number of factors, including an aging population with longer life expectancies and increasing numbers of sicker patients across all care settings including hospitals, extended care facilities, and in the home, that have more complex co-existing diseases or conditions such as obesity, pulmonary and vascular complications and wounds. Patients and their families are becoming increasingly discerning consumers who will demand technologically advanced products and services in all settings of care. At the same time, health care providers across the continuum are under continued pressure to control costs by improving efficiency and profitability, while complying with an increasingly complex and demanding reimbursement and regulatory environment. These challenges faced by providers will continue due to demographic trends, increasing numbers of uninsured patients, reimbursement pressures from third-party payors, continuing nurse and physician shortages, facility capacity constraints, and increasing technology and supply costs.
Rising Acuities in All Care Settings. Particularly in the United States and other developed markets around the world, the health care system is challenged to treat rising incidences of complex diseases and conditions such as obesity, diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster as length of stays decrease, and we see a progression of sicker patients who are being moved to lower acuity settings for care. For example, some patients in today’s medical and surgical unit would have been in the intensive care unit a decade ago. Improved medical technologies will be an integral part of helping increasingly challenged providers care for these sicker patients with more complex diseases and conditions.
Migration of Care out of the Hospital. The trends discussed above should create incentives to upgrade technologies and migrate services from traditional hospital to alternative lower acuity settings. In this environment, we believe competition for capital and spending will continue to be strong; however, we expect expenditures for our types of products and services to remain strong over the foreseeable future. We also see a significant opportunity to apply our technologies and know-how in acute care settings to enhance products and services available to patients and providers in care settings outside of the hospital.
Patient Safety. In response to the growing understanding and publicity surrounding preventable medical errors and adverse events, improving patient safety is a top priority among hospitals in the United States. Patient safety initiatives are beginning to be adopted by extended care and home care providers as well. Quality indicators surrounding patient safety and clinical outcome measurements are increasingly being publicized, and improvement of institutional performance is a matter of focus by many hospital executives and their boards. The pay for performance initiative by Centers for Medicare and Medicaid Services aims to better align reimbursement with improved patient outcomes and the reduction of adverse events. A number of the top adverse events in United States hospitals can be mitigated in part by Hill-Rom technologies, processes and services, including bedsores (or pressure ulcers), ventilator-associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hill-Rom is well positioned to benefit from the emphasis being placed on patient safety due to our strong clinical capabilities and products and technologies that are designed to assist providers in achieving improved patient outcomes across all care settings.
Caregiver Safety. Nursing shortages, work-related injuries, and a variety of other caregiver issues have focused hospital and health care executives on the need to improve caregiver safety. Our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback. Meaningful competitive differentiation can be achieved.
Growing Desire Among Developed and Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic markets such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have been accelerating in regions such as Latin America, the Middle East and many parts of Asia. We believe that we have established the products and resources in these regions that will help to improve the standard of care available to their citizens and caregivers.

Legislative. On the legislative front, we are continuing to monitor the full implementation of the Medicare Modernization Act and other recent or proposed legislative and regulatory developments. Although we believe these developments are largely positive to Hill-Rom because of favorable hospital reimbursement provisions, all of the implications of these developments are not yet clear. In addition, increased cost projections associated with Medicare reform legislation, concerns over the growing federal budget deficit and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures for the foreseeable future. Further, at the state level, while some easing of budgetary pressures has been noted, fiscal challenges largely remain with Medicaid expenditures claiming increasing portions of state budgets. Medicare and Medicaid cuts could dampen health care spending, including spending on the types of products and services offered by Hill-Rom. Various provisions within the Deficit Reduction Act, passed by Congress this year and anticipated to take effect early in 2007, reduce reimbursement for durable medical equipment used in the home under the Medicare capped rental program. We are currently assessing the potential impact of this legislation, which we do not anticipate to be material at this time. Finally, we note increased legislative and regulatory interest in quality-based purchasing, also known as pay-for-performance. This development has been accompanied by a marked emphasis on eliminating adverse medical events associated with patient stays as described above.
Strategy.
Hill-Rom’s strategy is aimed at providing patients and those who care for them across all patient care settings around the world with affordable patient support and related therapy and information platforms that promote safer and more effective patient care. Management believes substantial opportunity exists to achieve this strategic value proposition by fully utilizing Hill-Rom’s clinical know-how, global sales and distribution channels, rental service center network, and strong position and brand in hospital patient support systems. With Hill-Rom’s focus across all care settings, we realigned Hill-Rom’s lines of business, effective October 1, 2006, to increase leadership focus and accountability in each of the acuity settings we serve across the global continuum of care. In North America, our Acute Care organization focuses on both capital and rental businesses and workflow information technology solutions in acute care settings and our Post-Acute Care organization focuses on extended care, home care and the airway clearance businesses. Our International Division has been expanded to include our surgical accessories business, as we believe growth opportunities for our surgical products exist in the international market.
We believe that Hill-Rom has opportunities for growth in all of the care settings and businesses where we currently compete. We believe that the North America acute care patient support systems marketplace offers ample opportunity for growth. We plan to maintain our strength in that business as discussed above in order to grow with the industry. We believe there is substantial opportunity for Hill-Rom to increase our heretofore relatively low participation level in the North American post-acute care marketplace and the international marketplace. Finally, we also believe that we have high growth potential in our smaller, but more rapidly growing, entrepreneurial businesses.
Hill-Rom plans to continue the progress we made during fiscal year 2006 to stabilize share and gross margin in the low and mid-range of our core frames business, despite continued commodity cost inflation and competitive pricing pressure, as discussed below under “Progress against Fiscal 2006 Strategic Plan - Medical Technologies and Related Services.” During fiscal year 2007 and over the next several years Hill-Rom will focus on executing the following strategic imperatives.

Fiscal 2007 Strategic Imperatives
Protect Our Core Business. In order to protect our North American acute care patient support systems business, we will continue our progress to increase our competitiveness and stem share erosion by focusing on the launch of a number of new products as well as extensions of important core products across the price/feature continuum. We will also augment our selling and marketing capabilities, focus on sales effectiveness and partner with our customers to help them improve clinical outcomes by reducing adverse clinical events.
•	New product development. We expect the commitment we made in fiscal 2006 to a better focused and resourced new product development pipeline will result in the commercialization in fiscal 2007 of several new product launches and extensions of (or improvements to) important core product lines across the price/feature continuum. During the first fiscal quarter of 2007 we launched the TotalCare® Bariatric Plus extension, which is an integrated frame and surface in our capital sales and rental offerings. This product can accommodate a 500-pound patient, treat advanced wounds and pulmonary complications, provide low airloss therapy and provide enhanced features for patient ingress and egress. We also launched Affinity®Four, an extension of our birthing bed with meaningful enhancements. Later in the fiscal year, we expect to launch new powered transport technologies, which are particularly important as patient weights increase, and a new therapeutic mattress for our proprietary TotalCare®and VersaCare®frames, or for competitors’ frames. We believe that these products will address unique, growing and underserved patients with more complex and co-existing diseases and conditions that should have broad application throughout the care continuum.

•	Sales force effectiveness. Our customers have embraced the new North American sales model implemented during fiscal 2006, which eliminated redundancy and increased accountability. We have used this model as a foundation to further improve the effectiveness of our sales and marketing programs within the organization, starting with selected leadership changes to further increase accountability and execution. We have also provided funding in fiscal 2007 to expand our North American Acute Care sales force to facilitate the sale of new products and to provide increased territory coverage for additional penetration into that market. We will also continue to improve selling and contracting processes and customer relationship management processes to support gross margin expansion across our lines of Acute Care capital and rental products.

•	Patient Safety Solutions. Hill-Rom is committed to patient safety and the reduction of adverse events associated with patient stays, such as pressure ulcers, hospital acquired infections, ventilator acquired pneumonia, patient falls and deep vein thrombosis. We believe that improving clinical outcomes is best achieved by combining technologies, people and processes through close alliances with our customers and jointly developed training tools and protocols. Our commitment is evidenced by the announcement during the third fiscal quarter that we executed a five-year strategic alliance with Ascension Health, the largest not for profit independent delivery network in North America. The objectives of this alliance are to reduce and eventually eliminate certain adverse events occurring within the patient care environment. The alliance expands a relationship begun in 2004 in which the organizations worked jointly at various Ascension Health Ministries to implement new processes and deploy new equipment. Our efforts under this alliance will initially be focused on the elimination of pressure ulcers and are expected to expand to other adverse events, including ventilator-associated pneumonia and patient falls.
Improve Gross Margins. In addition to actions taken during fiscal 2006, we took actions to mitigate the impact of rising raw material and fuel prices, including price increases on certain products and improving price discipline, continuous improvement, the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers, and increased utilization of low cost region sourcing through our recently opened sourcing office in China. Additionally, we plan to take the following actions:
•	Low Cost Region Manufacturing and Sourcing. As part of our global manufacturing strategy we entered into a purchase agreement during the first fiscal quarter of fiscal 2007 to acquire a manufacturing facility in Mexico, to which we plan to move a portion of Hill-Rom’s manufacturing capacity for products used in lower acuity care settings and selected post-acute care settings. Our focus will be on segments for which customers are demanding more value at lower price points, or products targeted for market opportunities outside the United States. We expect to begin shipping products from the Mexico facility by the end of fiscal 2007. In addition, to further reduce our cost structure, we continue to leverage our Suzhou, China sourcing center to access suppliers of components, sub-assemblies and finished products throughout the Pacific Rim.

•	Product Platforming. Over the next three years, we intend to expand on our fiscal 2006 product life cycle management initiatives and standardize our product architecture by using common sub-assemblies and modules across multiple product platforms. Initially, we will continue to develop product enhancements under a life cycle management approach and begin platforming with our initial common sub-assemblies to be made available commercially in fiscal 2008.
Revitalize North American Rental Business. In order to increase the profitability of our rental business and address pricing pressure in this segment due to GPO multi-sourcing actions, we are taking a number of steps to improve our gross margins, better service our customers and differentiate our rental offerings through investment in new product development and acquisition of new products for our rental fleet.
•	Improve Rental Gross Margins. During the fourth fiscal quarter and in response to the anticipated unfavorable annual impact of the GPO affiliation changes discussed above, we announced the elimination of approximately 140 positions, including approximately 100 employees in the North American rental service organization, amounting to approximately 8 percent of the total service organization staff level, and the rationalization of a number of our rental product offerings. We began to realize benefits from this restructuring in the first quarter of 2007 and expect to yield the full $16 million in annual savings in future years.

•	Simplify Customer Interactions. With the right sized organization and realignment of sales incentives, we plan to improve selling and contracting processes and disciplines and drive increased business with our most profitable customers and to increase customer conversions, intimacy and gross margins. Part of this plan includes improving efficiency by continuing to embed service personnel within certain customers’ facilities.

We believe most of the rental billing system related issues and many of the related business process issues have been addressed and we are now focusing our attention on supporting processes and related activities to increase the overall efficiency and effectiveness of operating our rental system and to maximize its value to the business. These initiatives include continued improvements to billing accuracy, user training, business processes and procedures, system enhancements, equipment management, and expanded use of handheld devices to increase the efficiency and accuracy of delivery and pick-up.

We have also increased staffing in certain critical back office areas to allow more focused sales time by our clinical sales team for critical product lines and key customer accounts. We have established incentives for new account conversions. As the system and our processes continue to improve, our clinical sales team has been able to increase its sales activity.

Finally, our accounts receivable department continues to be focused on the collection of current and aged receivables and we are adding resources where necessary to improve our overall collection effort. The increase in the aging of rental receivables encountered as a result of our earlier billing issues may continue to have an adverse impact on our results of operations due to increased levels of customer allowances as we resolve those receivables, which would result in lower rental revenues.

We are now realizing the benefits from these various initiatives, and we remain optimistic about the enhanced functionality and reporting that is becoming available from the new rental business system.

•	Invest to Innovate and Refresh Products. We believe we have under-funded investment in our therapy rental fleet over the last several years. In order to keep our fleet current, complete and competitive with products that we can rent at acceptable levels of profitability and utilization, we plan to invest approximately $60 million in our rental fleet, which supplies both our acute and extended care customers.
Develop Our Post-Acute Care Business. We believe there is substantial opportunity for Hill-Rom to increase our relatively low participation level in the North American post-acute care marketplace for patient support systems, surfaces, furniture and accessories. In addition, we believe we are well positioned in this segment due to the breadth of our sales channels, the strength of our brand, our clinical capabilities, our service and distribution infrastructure and our ability to transfer our acute care clinical and product development knowledge to the post-acute environment.
•	Launch a portfolio of extended care and home care products. During fiscal 2007 we plan to substantially increase the portfolio of products available to extended care and home care customers. In extended care, we plan to launch a basic platform, augment our surfaces offering through selected sourcing relationships, and launch a line of furniture derived from a current Hill-Rom® product line we offer in international markets. Similarly, in home care we plan to launch a basic frame and a bariatric frame, together with a basic wound prevention surface, furniture, and accessories to augment our current limited offering of home care therapy surfaces. We believe that our extensive service and distribution capabilities will allow us to bypass traditional channels of distribution and reach the consumers directly.

•	Future Innovation and Differentiation. During fiscal 2008 and 2009, we believe there are further opportunities to offer products that address growing concerns about patient safety and clinical outcomes in extended care facilities and in home care settings. We will also evaluate the opportunity to offer our products directly to consumers and patients. We believe our low cost region manufacturing and sourcing capabilities, as well as our extensive service and distribution infrastructure will enable us to offer affordable and clinically differentiated products that meet the needs of post-acute customers.
Expand International Business. We believe that Hill-Rom is under-represented in selected regions outside of North America relative to the size of our overall business and we believe the international marketplace for products similar to our current product offerings is growing at rates similar to North America. To expand our international business, we intend to focus on the following initiatives.
•	Achieve incremental growth in under penetrated regions and leverage additional channel capacity. We believe that the frames and surfaces segments in selected countries in Latin America, the Middle East and Africa and the Asia Pacific region are growing rapidly, fueled by economic growth and the demand for better technologies. In

2007, we intend to selectively invest in direct selling resources and establish additional distribution channels in order to rapidly and profitably penetrate these growing international geographies.
•	Enter the medicalized long term care market in selected European countries. In the European Union, the extended care segment is growing rapidly as lower hospital reimbursement levels are driving the need to more frequently transfer patients out of higher acuity hospitals into medicalized long term care facilities that care for chronically ill patients that need lower acuity care. The acute care segment is stable to shrinking, driven primarily by the impact of Diagnostic Related Groups, or DRG, reimbursement. As a result, the medicalized long term care segment is the fastest growing segment in Europe as more acute care patients are absorbed into these settings. DRG implementation in the European Union has been far reaching, forcing controlled spending by health care facilities due to lower reimbursement levels. The resulting lower volumes have contributed to excess European production capacity and increased competition in the acute care segment.

In response to the foregoing trends, we are reviewing gaps in our international product portfolio, including products designed specifically for medicalized long term care. We are also evaluating product and branding strategies specific to various countries, regions and segments. We have already launched a new therapy surface in Europe to assist in the prevention and treatment of pressure ulcers and a new line of furniture to our European extended care customers, and we intend to address additional portfolio gaps in Europe and elsewhere internationally through selective introduction of certain U.S products, new product development and selective acquisitions and strategic relationships, with the objective of strengthening our position in all acuity settings.

During fiscal 2007, we plan to enter the medicalized long term care business in Europe beyond France with derivative products from platforms that we already have. We also plan to prepare certain North American products for sale internationally and leverage our substantial European sales channel.

•	Execute selective acquisitions. We believe that Hill-Rom’s international presence in a highly fragmented competitive landscape provides us with opportunities for selective acquisitions and other opportunities. In the first fiscal quarter of 2007 we acquired Medicraft, Australia PTY, LTD., a leader in acute and post-acute hospital beds and furniture in Australia. The acquisition should provide new channels to sell and rent Hill-Rom therapy and higher acuity products along with existing Medicraft offerings. We also believe that certain Medicraft products can be adapted for global and price-sensitive bed market segments.
Grow our entrepreneurial businesses. Finally, we will drive growth in our three entrepreneurial businesses, Workflow Information Technology Solutions, Allen Medical and The Vest™, which collectively generated approximately $160 million in revenue in fiscal 2006, with targets of fifteen percent compounded annual growth in revenues and operating income. We anticipate that all of these businesses will be launching important new products in 2007, and we are making selective channel investments to support the launch of these products. In addition, we recently established new leadership in each of those businesses to maximize their entrepreneurial cultures.
Other Factors Impacting the Business
GPO Contracts. The majority of Hill-Rom’s North American hospital sales and rentals are made pursuant to contracts with group purchasing organizations (GPOs). A number of those GPO contracts came up for renewal during fiscal 2006, and our results confirmed our preliminary expectations that GPOs are generally moving from sole-source agreements to dual and multi-source awards.

In almost all instances our new or amended contracts negotiated with GPOs in fiscal 2006 are dual or multi-source and, in some instances, we have not been awarded contracts in specific product categories, primarily related to rental products. While difficult to predict, these changes will put additional pressure on our rental revenues. We are taking significant actions with respect to our rental business, which we expect will limit the future unfavorable annual revenue impact of the GPO contract changes to approximately $25 million, but there can be no assurance that these actions will be successful.
To date, the financial impact of these changes on the capital side of our business have not been significant. We are at various stages of responding to bids and negotiating some additional GPO agreements that, if awarded, will replace agreements that are set to expire in calendar 2007. Failure to be included in one or more of these agreements would have a material adverse effect on the business.
Rental Business. Hill-Rom’s North American rental revenues have been and continue to be adversely impacted by a number of factors, including the following:
•	lower competitive pricing;

•	the initial effects of the realignment in GPO affiliation mentioned earlier in this section;

•	expected declines in the pulmonary and wound areas resulting from increasing purchases of these products by our customers;

•	lower product availability in certain regions or of certain products; and

•	rental billing and processing issues associated with the prior year launch of our rental business system.
We believe most of the rental billing system issues and many of the related business process issues have been addressed. However, the difficulties encountered in the launch of this system had an adverse impact on rental revenues in fiscal 2006 in a variety of ways, including increased customer allowances for past rental billing issues and the resolution of some related aged receivables, strained customer relationships, reduced sales time available for our clinical sales force and the loss of some rental business. While we have made substantial progress with respect to this launch, some exposure may remain as we continue to address aged receivables.
We recognize the importance of the rental business as a component of our portfolio, as discussed further above under “Strategy – Revitalize North American Rental Business,” and have significant initiatives currently underway with respect to this business. Should our initiatives be unsuccessful, rental revenues could continue to decline and our results of operations could be materially adversely impacted.
Raw Material Costs. Prices of certain raw materials, including mattress foam, plastic, fuel and petroleum-based products in particular, and fuel related delivery costs have continued to rise; and we expect metal, foam and plastic prices to rise further in fiscal 2007. While continued increases could have a material negative effect on our future profitability, we have taken actions and have plans in place to at least partially mitigate the impact of these inflationary increases, as discussed under “Item 1 – Business – Raw materials.”
Sales Timing. Our sales and profitability have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. This weighting is due to a combination of sales incentives, which influence certain customers to accelerate purchases otherwise planned for future periods, compensation practices and customer capital equipment buying patterns. However, there is no assurance that these patterns will continue in the future.

Funeral Services
Trends.
Demand for Burial Caskets. While it is impossible to predict deaths on a month-to-month or even a year-to-year basis, we are experiencing a gradual and steady decline in demand for burial caskets in North America as the result of what appears to be flat to slightly declining overall deaths and a continued gradual increase in the rate of cremations. As a result of these trends, casket manufacturers and distributors are facing economic and volume pressures in an industry with an estimated 100 percent excess in domestic production capacity, compounded by a continuing but relatively modest growth in casket imports from foreign manufacturers. The future effects of baby boomers on death trends—and casketed deaths—is uncertain.
Unlike in many years, in fiscal 2006 we did not experience significant indications or evidence of widespread pneumonia or influenza during the winter months when a seasonal occurrence generally favorably impacts Batesville Casket’s and, to a lesser extent, Hill-Rom’s rental business. The timing and severity of any such outbreak varies from year-to-year as was the case in fiscal 2005 when the impacts of pneumonia and influenza arrived later than normal and the influenza strain was much less virulent than that in fiscal 2004. As such, the absence of an outbreak this year unfavorably affected our revenues and profitability.
Competition. The foregoing pressures have resulted in increasing discounts by casket manufacturers and distributors. As customers keep little inventory and demand faster service and increased personalization, service level requirements, and resulting costs are increasing. The costs of delivery have increased as well with higher fuel prices resulting in increased costs per unit. Many customers are also purchasing fewer premium metal products in favor of other less expensive materials as one way of reducing prices. While some competitors must use inventory to meet growing service demands, Batesville Casket’s high velocity distribution network allows us to operate with substantially lower inventory levels than these competitors.
Industry Consolidation. The foregoing trends are leading casket manufacturers to explore strategic alternatives, including consolidations — as evidenced by our recently completed consolidation of wood casket manufacturing capacity — and acquisitions and partnerships throughout the industry — as evidenced by our previously announced agreement to acquire Yorktowne, our acquisition of one small distributor in the second quarter of fiscal 2006, and the anticipated combination of our two largest funeral home national accounts, SCI and Alderwoods.
Raw Material Costs. Like Hill-Rom, Batesville Casket and the funeral service industry have been and will continue to be adversely affected by increased costs experienced in recent years for raw materials. The primary raw materials used in Batesville Casket products include steel, wood, red metals (i.e., copper and bronze), plastics, chemicals and fuel. With high fuel costs, we continue to experience fuel surcharges on many raw materials and services.
Strategy.
Batesville Casket’s strategy for fiscal 2007 and beyond remains centered on defending and growing our core business of selling Batesville® branded burial caskets and cremation products while investing in opportunities outside—but closely related to—our core. Important elements of this two-pronged strategy include the following:
Protect and grow the core business. We will seek to protect and grow Batesville Casket’s core business through a combination of improved sales force effectiveness, streamlined processes to drive improved quality and productivity, increased customer focus, and continued pursuit of strategic acquisitions within the casket industry.

•	Improved sales force effectiveness. A key component of this initiative is a renewed focus on funeral product merchandising to drive increased sales and mix of products. We also plan to grow with regional funeral home consolidators by creating a sales team focused on serving those customers whose business spans multiple sales territories.

•	Streamlined processes. A hallmark of our corporate culture for many years has been our focus on and use of Continuous Improvement as a tool to improve quality and productivity while at the same time reducing costs. We are committed to achieving further improvements, particularly in our manufacturing and logistics areas.

•	Increased customer focus. Begun as a specific initiative last year, we plan to continue to emphasize this point as a key strategic principle. Our concierge office provides a ready contact point for customers, and we constantly emphasize a customer-centric approach throughout our entire business enterprise.

•	Continued pursuit of strategic acquisitions within the casket industry. This initiative, as evidenced by our ongoing plans to acquire Yorktowne Casket and our completed acquisition of a small distributor in fiscal 2006, will continue in fiscal 2007 and beyond. Because of our manufacturing and distribution capabilities, we believe we are uniquely positioned to take advantage of strategic acquisition opportunities as they arise.
Invest in other opportunities. Our investment activities outside what has long been considered our “core” business have and will continue to include the following initiatives.
•	Sale of NorthStar™ Products. We plan to increase significantly sales of NorthStar™ caskets and parts, comprising a differentiated full product line utilizing none of the Batesville Casket proprietary features, to independent manufacturers and distributors. These products are sold outside the BCC sales force by a small, dedicated, independent team of sales engineers. To execute on this key initiative we invested in tooling and assigned dedicated resources to move these products quickly through the new product development pipeline and into production. Sales in this area, while relatively modest in 2006, create a growth opportunity for fiscal 2007 and beyond.

•	Exploration of relationships with adjacent businesses. We intend to explore acquisitions of or relationships with other businesses adjacent to the casket and cremation industries in which we can utilize our core competencies around manufacturing and distribution to enhance shareholder value.
Progress against Fiscal 2006 Strategic Plan
During fiscal year 2006 Hill-Rom made significant progress on previously disclosed turn around initiatives to address share and gross margin erosion. For example, during fiscal 2006, we completed the combination of our Hill-Rom and corporate organizations, which decreased operating expenses, implemented a customer centric sales and service model, streamlined the business to reduce cost and complexity, and strengthened our core businesses in the areas of product planning, development and sourcing processes.
Our commitment to a better focused and resourced new product development pipeline resulted in our launch of a number of new products as well as extensions and refreshes of important core products across the price/feature continuum, demonstrating Hill-Rom’s commitment to building competitiveness in lower acuity settings worldwide.
Likewise, Batesville Casket realized its fiscal 2006 strategic initiatives, including the retention of national account customers, growth in revenue from independent funeral homes, the consolidation of wood manufacturing and an increase in revenue through its distributor supply strategy. With respect to retention of national account customers, Batesville Casket completed renegotiations of new supply agreements with Stewart Enterprises, Inc. and Carriage Services, Inc. In October of 2006, we completed negotiation of a new supply agreement with our largest customer, SCI. The announced completion of the combination of SCI and our second largest customer, Alderwoods will bring purchases by both organizations under the same agreement. While the agreement does not impose specific purchase requirements on the combined entity, we anticipate that SCI will continue to buy substantially all its products from us for the foreseeable future. However, we likely will lose some business as this new combined entity divests itself of certain overlapping properties, assuming some of these properties are purchased by funeral homes or other entities that currently do not purchase products from us. The result of bringing Alderwoods purchases under the SCI agreement and their divestiture of numerous properties could have a material adverse effect on our financial results for 2007.
Batesville Casket’s sales to independent funeral homes showed a slight increase in 2006 despite the gradual and slightly declining demand for burial caskets due primarily to Batesville Casket’s strong brand and the various sales and service tools implemented over the past several years, including the two mobile tour centers, increased frequency and flexibility of product deliveries, and the ongoing focus on a simplified merchandising system.
We completed our wood plant consolidation in the second quarter of fiscal 2006, finalizing production in our New Hampshire facility and transitioning those products to our plant in Batesville, Mississippi. We successfully integrated the operations of these two plants and were able to supply wood products to our funeral home customers with minimal interruption during the consolidation period.
Another of Batesville Casket’s key initiatives in 2006 was continuing to capitalize on opportunities to form business relationships with independent distributors of caskets. These relationships could involve acquisitions, as evidenced by our previously announced plans to acquire Yorktowne, or simply the provision of funeral products for resale by these distributors. An essential part of this strategy is developing a separate and unique line of products to offer through the distributor channel. Proprietary features and offerings are restricted to the Batesville® brand, which are only available through our sales force. Executing on this key initiative has required Batesville Casket to make some tooling investments and to assign dedicated resources to move these products quickly through the new product development pipeline and into production. Sales in this area, while relatively modest to date, create a growth opportunity for fiscal 2007 and beyond.
RESULTS OF OPERATIONS
Note regarding discontinued operations: The operating results for the divestitures completed in 2004 (the infant care and piped-medical gas businesses of Hill-Rom as well as the pre-need insurance business of Forethought) are presented as discontinued operations within our Statements of Consolidated Income (Loss). Under this presentation, the revenues and variable costs associated with these businesses are removed from the individual line items comprising the Statements of Consolidated Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. In addition, fixed costs related to the businesses that were eliminated with the divestitures are also included as a component of discontinued operations. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. Except as otherwise indicated, all discussions and presentations of financial results within Management’s Discussion and Analysis are presented based on our results from continuing operations.

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Fiscal		Fiscal		Fiscal
	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
	2006	Revenues	2005	Revenues	2004	Revenues
Net Revenues
Health Care sales	$862.6	43.9	$810.9	41.9	$736.9	40.3
Health Care rentals	425.7	21.7	467.8	24.1	452.1	24.7
Funeral Services sales	674.6	34.4	659.4	34.0	640.3	35.0

Total Revenues	$1,962.9	100.0	$1,938.1	100.0	$1,829.3	100.0

Gross Profit
Health Care sales	$361.5	41.9	$329.4	40.6	$326.1	44.3
Health Care rentals	208.5	49.0	245.1	52.4	265.0	58.6
Funeral Services sales	279.8	41.5	266.0	40.3	263.8	41.2

Total Gross Profit	849.8	43.3	840.5	43.4	854.9	46.7
Other operating expenses	529.1	26.9	555.7	28.7	528.9	28.9
Litigation (credits) charge	(2.3)	(0.1)	358.6	18.5	—	—
Special charges	5.4	0.3	36.3	1.9	5.5	0.3

Operating Profit (Loss)	317.6	16.2	(110.1)	(5.7)	320.5	17.5
Other income (expense), net	21.4	1.1	(5.8)	(0.3)	(12.7)	(0.7)

Income (Loss) from Continuing Operations Before Income Taxes	339.0	17.3	(115.9)	(6.0)	307.8	16.8
Income tax expense (benefit)	117.5	6.0	(19.6)	(1.0)	119.6	6.5

Income (Loss) from Continuing Operations	221.5	11.3	(96.3)	(5.0)	188.2	10.3
(Loss) income from discontinued operations	(0.3)	0.0	2.2	0.1	(45.0)	(2.5)

Net Income (Loss)	$221.2	11.3	$(94.1)	(4.9)	$143.2	7.8

Income (loss) per common share from continuing operations — Diluted	$3.60	N/A	$(1.56)	N/A	$3.00	N/A
(Loss) income per common share from discontinued operations — Diluted	(0.01)	N/A	0.04	N/A	(0.72)	N/A

Net Income (Loss) per Common Share — Diluted	$3.59	N/A	$(1.52)	N/A	$2.28	N/A

The financial results presented herein include a number of items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	2004

Other Operating Expenses
Antitrust litigation expenses	$12.6	$24.7	$1.5
Litigation (Credits) Charge	(2.3)	358.6	—
Special Charges	5.4	36.3	5.5
Other (Income) Expense, net
Loss on extinguishment of debt	—	—	6.4
Net realized capital (gains) losses, equity method investment (income) loss and impairments	(17.6)	7.1	(3.8)

Total Pre-Tax Items	(1.9)	426.7	9.6

Income Tax Expense
Write-off (recognition) of deferred tax asset related to French entities	—	16.0	(16.0)

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2006 compared to fiscal 2005. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Consolidated revenues of $1,962.9 million in 2006 increased $24.8 million, or 1.3 percent, compared to $1,938.1 million in 2005. The increase was driven by Health Care sales revenues, which increased $51.7 million, or 6.4 percent. This strength in Health Care sales was primarily related to higher volumes and to a lesser extent favorable price when compared to the prior year. Volume strength was led by VersaCare® and Workflow Information Technology Solutions products in North America, as well as by improved international revenues, especially in the Latin America and Asia Pacific regions. The favorability in price for the year was predominantly related to patient platforms, led by our VersaCare® bed platform. In fiscal 2007, we expect global Health Care sales to remain strong, with growth projected to exceed five percent.
Health Care rental revenues were down $42.1 million, or 9.0 percent, compared to the prior year as a result of lower volumes, increased customer allowances and lower competitive pricing. The lower volume and increased customer allowances, for which additional accounts receivable reserves of $17.7 million were provided during the year, are partially reflective of the rental billing and processing issues associated with the prior year launch of our rental business system and the related business processes. In addition to the increased customer allowances associated with the effects of past rental billing and processing issues and the resolution of some related aged receivables , rental revenues were also unfavorably impacted by a number of other factors. Earlier in the year, our rental billing and processing issues contributed to strained customer relationships and a reduction of sales time available to our clinical sales force, resulting in the loss of some business and reduced account conversions. Further, we are also beginning to feel the initial unfavorable impacts of current year changes in GPO affiliations. Additional unfavorable rental volume effects are related directly to expected declines in the pulmonary and wound areas of our rental business resulting from increasing purchases by customers of these products, lower product availability in certain regions or of certain products and the absence of any meaningful seasonal pneumonia and influenza outbreak in the current fiscal year. As we look to 2007, our rental business will continue to be a challenge. We recognize the importance of this business as a component of our portfolio and have significant initiatives underway to revitalize this business. While we expect rental revenues to be flat to up slightly, much of this momentum will occur later in the year as our initiatives begin to take hold.
Funeral Services continued to experience declining volumes due to a lower number of deaths and higher cremations along with unfavorable product line mix. However, favorable net price realization and cremation and distributor volume growth drove a year-over-year increase of $15.2 million, or 2.3 percent, in revenues. Funeral Service revenues are expected to show modest growth in 2007 in response to numerous initiatives.
Consolidated gross profit increased $9.3 million, or 1.1 percent, over the prior year period, driven once again by Health Care sales and to a lesser extent Funeral Services sales. This favorability was partially offset by a large decline in Health Care rental gross profit. On a consolidated basis, gross profit as a percentage of revenues was 43.3 percent in 2006 compared to 43.4 percent in 2005. Health Care sales gross profit as a percentage of revenues increased 130 basis points due to the overall higher volumes outlined above, favorable pricing and the benefits of restructuring actions taken in the prior year at our French manufacturing facility and various ongoing sourcing initiatives. Funeral Services gross profit improved 120 basis points as a percentage of revenues, despite the continued gradual shift in product mix from metal to wood caskets and generally to lower-end products that have lower margins, as favorable net price realization, sourcing benefits and productivity improvements more than offset these unfavorable impacts. In Health Care rentals, the decline in gross profit of 340 basis points was largely the result of lower revenues, which could only be partially offset by lower rental costs. With the generally fixed cost nature of the field service network, only a limited amount of the revenue shortfall could be offset with lower costs during 2006. In fiscal 2007, consolidated gross margin rates are expected to be flat to up slightly, despite anticipated pressure on commodity pricing in 2007. We will look to offset these pressures with continued supply chain initiatives, improved price realization, productivity improvements and benefits from our low-cost region sourcing and manufacturing initiatives.
Other operating expenses decreased 4.8 percent to $529.1 million in 2006 compared to $555.7 million in 2005. Other operating expenses consist of selling, marketing, research and development and general administrative costs. The lower expense levels were due in part to lower litigation costs associated with defending antitrust lawsuits, which decreased $12.1 million in 2006 (See Note 17 of the Consolidated Financial Statements for more information). Realized compensation and benefit savings associated with the 2005 Hill-Rom business realignment also contributed heavily to the lower operating expenses. Partially offsetting this decrease was incentive compensation, which amounted to $24.8 million in 2006 compared to less than $1 million in 2005 based on improved operating performance in 2006. Operating expenses have also increased in 2006 as a result of increased Health Care sales commissions on higher revenues and general salary inflation. As a percentage of revenues, operating expenses decreased to 26.9 percent in 2006 from 28.7 percent in 2005 as a result of the benefits of the prior year business realignment program and the additional revenues. In 2007, other operating expenses are expected to increase significantly from 2006 levels as we make sizeable investments in new product development, our rental fleet and our sales and marketing channels to position us for accelerated growth in future periods.
Operating results in 2005 included a pre-tax charge of $358.6 million resulting from our settlement of the Spartanburg antitrust litigation. The fourth quarter fiscal 2005 charge covers the settlement, along with certain legal and other costs related to the settlement. In fiscal 2006, we had a reversal of $2.3 million of the previously accrued legal costs.
Special charges were also recognized in both the 2006 and 2005 reporting periods. In 2006, net special charges of $5.4 million were recognized. These charges were primarily composed of the continuation of voluntary restructuring actions at Hill-Rom’s French manufacturing facility initiated in the prior year, along with costs of $4.2 million incurred in the fourth quarter of fiscal 2006, primarily related to the alignment of our field service organization with our current lower rental revenue levels and the rationalization of certain rental product offerings which are no longer strategically necessary. These combined charges were partially offset by the reversal of $1.3 million of excess restructuring reserves from the prior year special charge which were no longer considered necessary.
In 2005, a special charge of $36.3 million was recorded related to multiple initiatives. In the fourth quarter we recognized a net special charge of $30.8 million following the announcement of a change in our organizational structure and the combination of our Corporate and Hill-Rom organizations. This was accompanied by a small reduction in force at Batesville Casket, with a cost of $0.8 million. During 2005, special charges also included a charge of $1.4 million for severance and benefit related costs resulting from the closure of Batesville Casket’s Nashua, New Hampshire production facility and its consolidation into its Batesville, Mississippi plant. These 2005 charges were partially offset by a $0.8 million reversal of excess restructuring reserves from a prior 2004 action. In addition, a charge of $2.4 million was recorded in 2005 for future payments and other compensation related to the retirement of our former Chief Executive Officer. We also recognized an impairment charge of $1.7 million related to the Vail enclosure beds in the Health Care rental fleet following the shutdown by the manufacturer of its operations.

Other Income and Expense

	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	% Change

Interest expense	$(21.3)	$(18.4)	15.8
Investment income	43.5	14.8	193.9
Other	(0.8)	(2.2)	(63.6)

Other Income (Expense), Net	$21.4	$(5.8)	(469.0)

Interest expense increased $2.9 million to $21.3 million in 2006 compared to $18.4 million in 2005 due to the increase in short-term interest rates and the negative effect of such increases on our interest rate swaps on long-term debt. Investment income increased $28.7 million due to significant limited partnership investment income and realized capital gains in 2006, as well as the impairment of a strategic investment in fiscal 2005 in the amount of $8.7 million. The level of capital gain activity that occurred in fiscal 2006 is not expected to recur in fiscal 2007.
Income tax expense of $117.5 million was recognized in 2006 compared to an income tax benefit of $19.6 million in 2005. The effective tax rate for 2006 approximated 34.7 percent while in 2005 the tax rate approximated 16.9 percent. The rate in the current year has been favorably impacted by a number of discrete benefits recognized in fiscal 2006. These benefits include a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, favorable audit adjustments and amended returns, a deferred tax benefit reflecting favorable state tax law changes and the release of valuation allowance associated with foreign tax credits and state operating losses now expected to be utilized. These discrete tax items resulted in the recognition of tax benefits of $9.4 million on a year-to-date basis, thus reducing our year-to-date effective tax rate by approximately 2.7 percent. The fiscal 2005 effective tax rate was impacted by the reversal of the prior year deferred tax asset established upon adoption of a strategy to restructure the French operations. When this strategy was abandoned in fiscal 2005, the deferred tax asset of $16.0 million had to be reversed. In addition, the 2005 effective tax rate was impacted by the inability to recognize tax benefits for the French portion of the fourth quarter restructuring action, the impairment of a strategic investment and a reduced state tax benefit associated with the Spartanburg litigation settlement accrual. Tax benefits were not recognized relative to these items based upon existing limitations on the utilization of net operating and capital losses.
We recognized income from continuing operations in 2006 of $221.5 million, or $3.60 per diluted share, compared to a loss of $96.3 million, or $1.56 per diluted share in 2005. The loss recognized in 2005 related primarily to the litigation charge, but was also impacted by the lower gross profit, higher operating expenses and increased special charges experienced in fiscal 2005. The special items, outlined on page 42, favorably impacted income from continuing operations by $1.9 million ($3.2 million after tax) in 2006, but adversely impacted income from continuing operations by $426.7 million ($276.4 million after tax) in 2005. Income from continuing operations was also adversely affected by the $16.0 million write-off of a deferred tax asset in 2005 as discussed in the previous paragraph.
The sale of Forethought Federal Savings Bank (“FFSB”) was completed on January 3, 2006. Prior to the date of sale, the operations of FFSB were presented as a discontinued operation within our Statements of Consolidated Income (Loss). We received an additional cash payment of $6.5 million, and recognized an after-tax loss on the final disposition of FFSB of $0.6 million in the first quarter of fiscal 2006.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $0.3 million in 2006 compared to net income of $2.2 million in the prior year. The income in 2005 includes $0.9 million of income from Forethought Federal Savings Bank, with the remaining amount due primarily to tax benefits resulting from the income tax provision to return analysis related to previous divestitures. See Note 3 to Consolidated Financial Statements for further details.
Business Segment Results of Operations

	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	% Change

Revenues:
North America	$954.1	$950.9	0.3
International	217.2	210.0	3.4
Home Care and Surgical	117.0	117.8	(0.7)

Total Hill-Rom	1,288.3	1,278.7	0.8
Batesville Casket	674.6	659.4	2.3

Total revenues	$1,962.9	$1,938.1	1.3

Divisional income:
North America	$340.6	$355.1	(4.1)
International	49.1	46.6	5.4
Home Care and Surgical	23.6	28.4	(16.9)
Functional Costs	(257.2)	(297.7)	(13.6)

Total Hill-Rom	156.1	132.4	17.9
Batesville Casket	189.1	179.5	5.3

Total divisional income	$345.2	$311.9	10.7

The following table reconciles segment divisional income to income (loss) from continuing operations before income taxes.

	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	% Change

Segment divisional income	$345.2	$311.9	10.7
Public entity costs and other	(24.5)	(27.1)	(9.6)
Litigation credits (charge)	2.3	(358.6)	(100.6)
Special charges	(5.4)	(36.3)	(85.1)
Other income/(expense)	21.4	(5.8)	(469.0)

Income (loss) from continuing operations before income taxes	$339.0	$(115.9)	(392.5)

North America
For the year, North America revenues increased $3.2 million, or 0.3 percent, compared to the prior year. Sales revenues reflected an increase of $43.3 million on strong third and fourth quarter performance. The increase in sales revenues was driven by higher volume and to a lesser extent favorable price. The VersaCare® and CareAssist® bed platforms continued to show strength with revenues up $40.1 million compared to the prior year, more than offsetting the discontinued Advanta™ bed frame line, which declined $10.4 million. Workflow Information Technology Solutions products also showed strength, up $13.2 million compared to 2005, primarily as a result of the strong third and fourth quarters. Despite strong fourth quarter sales results, architectural product revenues have continued to come under pressure as a result of strong competition and an aging product line. The recently introduced intensive care architectural arm platform called the Latitude™ system has been well received and should facilitate improvements in architectural product revenues in future periods. A decline in North American rental revenue of $40.1 million offset much of the growth in the sales revenues and was driven by lower volume. The decline in rental volume was evident in all major product categories. As previously discussed, the overall lower rental volumes are related to a number of factors, including the loss of some business and reduced account conversions. These unfavorable developments are directly associated with strained customer relationships and reduced sales time for our clinical sales force resulting from past rental billing and processing issues. Other items negatively impacting rental volumes include the initial impact of current year changes in GPO affiliations, expected declines in the pulmonary and wound product areas resulting from increasing capital purchases by customers of these products and increased customer allowances and related collection reserves. Reserves for such allowances, were increased by $12.7 million in 2006.
Divisional income for North America decreased $14.5 million in 2006 compared to the prior year period. Most of this decline was at the gross profit level, which decreased $19.9 million and 230 basis points as a percentage of revenues. Sales gross profit increased $12.4 million primarily on higher volume and a list price increase implemented in the second quarter, but declined 170 basis points as a percentage of revenues due to a lower mix of product sales and higher warranty costs. Rental gross profit, which is significantly impacted by volumes due to the generally fixed cost nature of the field service network, decreased $32.3 million, or 460 basis points as a percentage of revenues, as lower costs from restructuring initiatives were not sufficient to cover the significant shortfall in rental revenues. North America operating expenses were $5.4 million lower than in 2005 led by rental field sales costs, which were down $12.3 million as a result of various restructuring efforts, and decreased marketing expenses. However, variable selling expenses and sales commissions were up on the higher reported sales while other compensation costs were also up due to general inflation and higher incentive compensation, partially offsetting the favorability in operating expenses cited earlier.
International
International revenues increased $7.2 million, or 3.4 percent, in 2006 compared to the prior year period, net of the unfavorable impact of exchange of $5.9 million. At constant currency rates the increase compared to 2005 was $13.1 million, or 6.2 percent. Sales revenues reflected an increase of $5.2 million and rental revenues were higher by $2.0 million, both of which were driven by volume. The TotalCare® bed platform has shown considerable strength during the year, and VersaCare®, BasicCare™ and Affinity® bed frames have also shown significant increases over prior year. In addition, we foresee a significant opportunity in the European mid and low acuity bed frame segment and have responded with the introduction of the new AvantGuard™ 800 bed frame, which has begun to generate revenues and which we anticipate achieving significant volumes in the future. In other product lines, furniture, therapy surfaces and revenues related to the sale of services and spare parts also increased significantly compared to the prior year period. Regionally, the year-over-year improvement in total revenue is in large part the result of strong year-over-year performance in Latin America, Asia and the Middle East, partially offset by lower revenues in Europe.
Divisional income for International increased $2.5 million, or 5.4 percent, compared to the prior year period, net of an unfavorable exchange impact of $1.1 million. At constant currency rates the increase compared to 2005 was $3.6 million, or 7.9 percent. Most of this improvement was driven by increased revenues on higher-end patient platform products and related improvements in gross profit, which increased $6.6 million and 160 basis points as a percentage of revenues. Sales gross profit increased $4.7 million and 140 basis points as a percentage of revenues due to higher volumes, despite the unfavorable impact of exchange rates of $1.7 million. Rental gross profit increased $1.9 million and 210 basis points as a percentage of revenues on higher volume and good cost containment within our field service organization, despite the unfavorable impact of exchange rates of $0.6 million. Operating expenses were higher by $4.1 million, or 9.5 percent, net of favorable exchange impacts of $1.2 million. The increase in operating expenses was primarily due to increases in personnel costs driven by wage and benefit inflation and the funding of incentive compensation.

Home Care and Surgical
Home Care and Surgical revenues were down slightly to $117.0 million for 2006 compared to $117.8 million in the 2005 comparable period. Sales revenues increased by $3.2 million, primarily due to the performance of our surgical accessories business, including the impact of recent product introductions in the area of spinal surgery along with increased penetration of the Vest™ products into the acute care setting. Rental revenues were lower by $4.0 million, primarily as a result of year-to-date reserve adjustments for claims allowances of $5.0 million related primarily to difficulties encountered with the prior year launch of our rental billing system and the related business processes.
In 2006, Home Care and Surgical divisional income decreased $4.8 million from the prior year. The decline was due primarily to lower rental gross profit of $6.2 million associated with 2006 reserve adjustments for claims allowances and increased operating expenses of $0.6 million due to inflationary pressures and resource requirements. The lower rental gross profit was partially offset by favorable sales gross profit of $2.0 million on the higher revenues.
Batesville Casket
Batesville Casket revenues increased $15.2 million, or 2.3 percent, in 2006 from the prior year. The results were favorably impacted by an increase in net price realization of $28.5 million, which was partially offset by both lower volume of $6.0 million and unfavorable product mix of $7.3 million. The volume decline was due in part to the absence of a seasonal outbreak of pneumonia and influenza, which negatively impacted sales during the first half of the year, as well as the continued gradual increase in cremations, while the unfavorable product mix resulted from relative increases in our sales of lower-end metal and veneer products.
Batesville Casket divisional income increased $9.6 million, or 5.3 percent, in 2006 compared to the prior year. The results were favorably impacted by improved net price realization discussed above and gains of $2.5 million related to the sale of facilities and $1.3 million related to the settlement of casualty insurance claims. Material purchase improvements compared to the prior year were realized with steel but were offset by increased costs for zinc, chemicals, plastics and red metals along with the impact of higher fuel prices. The general product mix shift to lower margin units, increased distribution costs as we extended our delivery service offerings, and the decline in burial volume negatively impacted gross profit. Upon consideration of all these factors, Batesville Casket gross profit as a percentage of revenues was slightly favorable for 2006 when compared to the prior year. Other operating expenses were up $4.1 million primarily due to higher costs related to antitrust legal expenses and incentive compensation.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2005 compared to fiscal 2004. Immediately following this summary section is a more comprehensive discussion of revenues, gross profit and operating profit or loss by operating company, consistent with the manner of presentation in our fiscal 2005 Annual Report on Form 10-K. This information has not been revised to reflect our new reporting structure in fiscal 2006 as it was determined to be impracticable to do so.
Summary
Consolidated revenues of $1,938.1 million in 2005 increased $108.8 million, or 5.9 percent, compared to $1,829.3 million in 2004. The majority of the increase was within Health Care sales revenues, which increased $74.0 million. Health Care sales experienced increasing volumes following the 2004 product transitions associated with the introduction of our VersaCare® and CareAssist® platforms, but continued pricing pressure partially offset the effect on revenues. Health Care rental revenues increased $15.7 million due to the 2004 acquisition of Mediq, which increased revenues by $40.2 million with the inclusion of four additional months in fiscal 2005 based on its January 2004 acquisition date. Funeral Services continued to experience declining volumes due to a lower death rate and higher cremations along with unfavorable product line mix. However, favorable net price realization and cremation, distributor and product accessory growth drove the year-over-year increase of $19.1 million in revenues.
Consolidated gross profit decreased $14.4 million or 1.7 percent over the prior year period, driven by Health Care rentals. As a percentage of total revenues, consolidated gross profit margins of 43.4 percent in 2005 decreased from 46.7 percent in 2004. The lower gross margin as a percent of revenues was due to pricing pressures at Hill-Rom in both the sales and rental businesses, lower volumes at Batesville Casket and in Hill-Rom’s rental products, lower margin rates of the acquired Mediq® product lines and increased raw material and rental field service costs.
Other operating expenses increased 5.1 percent to $555.7 million in 2005 compared to $528.9 million in 2004. Other operating expenses consist of selling, marketing, research and development and general administrative costs. The higher expense levels were largely due to litigation costs associated with defending antitrust lawsuits, which increased $23.2 million in 2005 (See Note 17 of the Consolidated Financial Statements for more information). The higher expense levels were also due to the acquisitions of ARI, Mediq and NaviCare, which added operating expenses of approximately $8 million based on the inclusion of these acquisitions for a full year in fiscal 2005. Additionally, we experienced higher health care and benefit costs of $4.0 million for 2005, as well as salary inflation. Operating expenses have also increased in 2005 as a result of increased Health Care sales commissions on higher revenues. These increases were partially offset by realized compensation and benefit savings associated with the 2004 Hill-Rom business realignment. As a percentage of revenues, operating expenses decreased to 28.7 percent in 2005 from 28.9 percent in 2004 as a result of the additional revenues, synergies from acquired companies and the benefits of the prior year business realignment program.
Operating results in 2005 included a pre-tax charge of $358.6 million resulting from our settlement of the Spartanburg antitrust litigation. The fourth quarter fiscal 2005 charge covers the settlement, along with certain legal and other costs related to the settlement.
Special charges were also recognized in both the 2005 and 2004 reporting periods. In 2005, a special charge of $36.3 million was recorded related to multiple initiatives. In the fourth quarter we recognized a net special charge of $30.8 million following the announcement of a change in our organizational structure intended to simplify Corporate and Hill-Rom and to support Hill-Rom’s strategy to focus on its core frames, support surfaces and services businesses. This was accompanied by a small reduction in force at Batesville Casket, with a projected cost of $0.8 million. During 2005, special charges included a charge of $1.4 million for severance and benefit related costs resulting from the closure of Batesville Casket’s Nashua, New Hampshire production facility and its consolidation into its Batesville, Mississippi plant. These charges were partially offset by a $0.8 million reversal of excess restructuring reserves from the 2004 action. In addition, a charge of $2.4 million was recorded for future payments and other compensation related to the retirement of our former Chief Executive Officer. We also recognized an impairment charge of $1.7 million related to the Vail enclosure beds in the Health Care rental fleet following the shutdown by the manufacturer of its operations. In 2004, a net special charge of $5.5 million was recorded related to restructuring charges at Hill-Rom and Corporate.
Other Income and Expense

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Interest expense	$(18.4)	$(15.2)	21.1
Investment income	14.8	12.9	14.7
Loss on extinguishment of debt	—	(6.4)	(100.0)
Other	(2.2)	(4.0)	(45.0)

Other Income (Expense), Net	$(5.8)	$(12.7)	(54.3)

Interest expense increased $3.2 million to $18.4 million in 2005 compared to $15.2 million in 2004 due to the change in average debt levels from debt actions taken during the 2004 fiscal year. We repurchased $47.3 million of long-term debt in the third quarter of 2004, but in July 2004, we issued $250.0 million of 4.5 percent senior notes related to the long-term financing of the Mediq acquisition, which resulted in an increase in overall debt outstanding. Investment income increased $1.9 million due to interest accrued and discount accretion on the seller financing and equity instruments related to the divestiture of Forethought, which were outstanding for all of 2005 compared to only three months of 2004. Partially offsetting this increase was an impairment of a strategic investment in fiscal 2005 in the amount of $8.7 million, in contrast to a realized gain of $4.2 million related to the sale of an investment in 2004. The 2004 charge for the extinguishment of debt of $6.4 million was associated with the repurchase of high coupon debt prior to its maturity outlined above. Other expenses decreased $1.8 million in 2005 compared to the prior year.
An income tax benefit of $19.6 million was recognized in 2005 compared to income tax expense of $119.6 million in 2004. The effective tax rate for 2005 approximated 16.9 percent while in 2004 the tax rate approximated 38.9 percent. The fiscal 2005 effective tax rate was impacted by the reversal of the prior year deferred tax asset established upon adoption of a strategy to restructure the French operations. When this strategy was abandoned in fiscal 2005, the deferred tax asset of $16.0 million had to be reversed. In addition, the effective tax rate was also impacted by the inability to recognize tax benefits for the French portion of the fourth quarter 2005 restructuring action, the impairment of a strategic investment and a reduced state tax benefit associated with the Spartanburg litigation settlement accrual. Tax benefits were not recognized relative to these charges based upon existing limitations on the utilization of net operating and capital losses. The higher than normal rate in 2004 resulted in part from the establishment of valuation allowances on deferred tax assets due to both continued losses in France and capital losses realized from business divestitures. This increase was also due to additional accruals related to audit activity by the Internal Revenue Service and various states. These negative impacts were partially offset with the benefit from a strategy to restructure the French operations and the recognition of a related deferred tax asset of $16.0 million, as alluded to above.
We recognized a loss from continuing operations in 2005 of $96.3 million, or $1.56 per diluted share, compared to income of $188.2 million, or $3.00 per diluted share in 2004. The loss recognized in 2005 related to the litigation charge, but was also impacted by lower margins, higher operating expenses and increased special charges experienced in fiscal 2005. Considering the effect of the special items outlined on page 42, income from continuing operations was adversely impacted by $426.7 million ($276.4 million after tax) in 2005 and $9.6 million ($7.0 million after tax) in 2004. Income from continuing operations was also adversely affected by the $16.0 million write-off of a deferred tax asset in 2005 and benefited from the recognition of a deferred tax asset of $16.0 in 2004 as discussed in the previous paragraph.
In February 2004, we entered into a definitive agreement for the sale of Forethought. At that time an impairment on discontinued operations of $95.8 million, net of a $33.2 million income tax benefit, was recorded based on the terms of the transaction. With the subsequent completion of the sale in the fourth quarter, the net loss was adjusted to $88.6 million. The lower loss was the result of closing adjustments associated primarily with an increase in proceeds related to an increase in the statutory adjusted book value of Forethought, partially offset by additional acquisition costs. In September 2003, we entered into a definitive agreement to sell the piped-medical gas business of Hill-Rom. Also in September 2003, we announced an agreement to sell the Air-Shields infant care business of Hill-Rom. The sale of the piped-medical gas business closed in October 2003 while the sale of the infant care business closed in the third quarter of fiscal 2004. Net gains were recognized on the divestitures of both businesses in the combined amount of $18.3 million. The sale of Forethought Federal Savings Bank was completed in fiscal 2006 and thus, it was still reflected as a discontinued operation for fiscal 2005 and as of September 30, 2005.
As a result of these divestitures, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have reported these businesses as discontinued operations for all years presented. The results from discontinued operations reflect net income of $2.2 million in 2005 compared to a net loss of $45.0 million in 2004. The income in 2005 includes $0.9 million of income from Forethought Federal Savings Bank, with the remaining amount due primarily to tax benefits resulting from the income tax provision to return analysis related to previous divestitures. The net loss in 2004 included the $88.6 million loss (net-of-tax) on impairment of discontinued operations related to Forethought, partially offset by the $18.3 million in gains (net-of-tax) recognized on the dispositions of Hill-Rom’s piped-medical gas and infant care businesses. The loss was further offset by income from operations at Forethought of $21.6 million (net-of-tax), which increased from the prior year due to an improvement in net capital gains and losses recognized at Forethought, along with income from operations for the piped-medical gas and infant care businesses of a combined $3.7 million (net-of-tax). See Note 3 to Consolidated Financial Statements for further details.

Operating Company Results of Operations
Health Care

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Revenues:
Health Care sales	$810.9	$736.9	10.0
Health Care rentals	$467.8	$452.1	3.5

Cost of revenues:
Health Care sales	$481.5	$410.8	17.2
Health Care rentals	$222.7	$187.1	19.0

Gross profit:
Health Care sales	$329.4	$326.1	1.0
% of revenues	40.6%	44.3%
Health Care rentals	$245.1	$265.0	(7.5)
% of revenues	52.4%	58.6%
Health Care Sales
Health Care sales revenues increased $74.0 million in 2005 compared to 2004. In Americas/Asia Pacific, revenues were higher by $62.8 million, driven by the impact of increased volumes of $85.0 million, partially offset by unfavorable pricing of $22.2 million. EMEA revenues increased $11.2 million due to favorable effects of exchange rates of $6.4 million and higher volumes.
In Americas/Asia Pacific, patient platform volumes improved due to sales of the VersaCare® bed platform, which was introduced in the second quarter of fiscal 2004 to replace our largest selling Advanta™ platform with a more feature-rich product. Combined sales of the VersaCare® and Advanta™ bed platforms increased nearly 14 percent in 2005. Volume favorability was also enhanced with the strength of our CareAssist® bed platform, which was also introduced in the second quarter of fiscal 2004.
In our non-patient platform product offerings, we experienced higher volumes in communications, service parts and contracts. However, architectural product volumes were down, attributable to strong competitive pressures and an aging product line.
EMEA results increased from favorable foreign exchange mentioned above and increased volumes of $4.8 million. Higher revenues were experienced primarily in Germany, Italy and France, while revenues were lower in the Middle East, Africa and Emerging Europe.
Gross profit from Health Care sales increased $3.3 million from the prior year. As a percentage of sales, gross profit was 40.6 percent in 2005 compared to 44.3 percent in 2004. The increase in gross profit dollars was primarily attributable to the higher reported revenues described above. Contributing to the decline in margin rates were continued lower pricing on most products, higher raw material costs, inflationary wage and benefit expenses, and higher transportation costs.

Health Care Rentals
Health Care rental revenue increased $15.7 million. The overall increase in rental revenue was attributable primarily to the effects of the Mediq acquisition made on January 30, 2004. Mediq rental revenues were higher by $40.2 million resulting from the four additional months of revenue in the 2005 period. Excluding the impact of Mediq, core rental business revenues in Americas/Asia Pacific were down $28.5 million compared to the prior year period. This decline was due primarily to lower revenues on The Vest™ products of $14.7 million, along with the effect of lower pricing on most products and the recognition of certain allowances amid collectibility concerns on aged rental receivables of a combined $16 million. The Vest™ product volumes were down due to a reduction in referral volumes and negative changes in Medicare payment practices for non-cystic fibrosis and non-bronchiectasis diagnoses. EMEA rental revenues were up $4.0 million, including favorable effects of exchange rates of $1.6 million.
Health Care rental gross profit decreased $19.9 million in 2005, despite the overall higher revenues and four months of incremental margin related to the prior year acquisition of Mediq. The decline in Americas/Asia Pacific was due to lower pricing and collectibility concerns of $16 million, as outlined above, and unfavorable field service spending of an additional $16 million related primarily to continuing customer fulfillment issues. As a percentage of sales, gross profit was 52.4 percent of revenues in 2005 compared to 58.6 percent of revenues in the prior year. As a percentage of revenues, gross margin rates decreased in 2005, resulting from lower pricing in Americas/Asia Pacific, higher field service costs and the drop in higher margin revenues from The Vest™ products as discussed above, coupled with higher revenues from lower margin Mediq® products for which there was an extra four months of such revenues in 2005. The lower margins in fiscal 2005 were also due in part to a rental asset inventory loss of $4.8 million recognized in the fourth quarter of fiscal 2005 upon completion of a physical inventory.
Health Care Operating Loss
Health Care sales and rentals combined for an operating loss of $246.0 million in 2005, which was $419.1 million less than the operating profit of $173.1 million recognized in 2004. The decrease in operating profit was primarily due to the Spartanburg antitrust litigation charge of $358.6 million in the fourth quarter of fiscal 2005. Operating profit also declined due to lower Health Care gross profit of $16.6 million, including both capital and rental products, higher operating expenses of $21.5 million and higher net special charges of $22.4 million. The acquisitions of ARI, Mediq and NaviCare added operating expenses of approximately $8 million, based on their respective dates of acquisition. In addition, operating expenses increased as a result of higher legal and professional fees of $18.8 million, primarily related to higher antitrust litigation expenses of $21.9 million, and increased commissions of $4.2 million on higher capital revenues. These increases were partially offset by lower EMEA operating expenses and lower overall benefit costs.
In 2005, Health Care operating results included net special charges of $27.7 million primarily related to severance and benefit-related costs associated with business restructuring activities in the U.S. and Europe. This charge also included the impairment of certain assets no longer aligned with our core strategy to focus on hospital bed frames, therapy support surfaces and our services businesses in the amount of $4.6 million. Health Care operating results in 2004 included net special charges of $5.3 million primarily related to severance and benefit-related costs associated with a restructuring announced in the fourth quarter 2004, which was completed in fiscal 2005, partially offset by the reversal of excess reserves related to prior year actions.

Funeral Services

	Fiscal Year Ended September 30,
(Dollars in millions)	2005	2004	% Change

Funeral Services
Revenues	$659.4	$640.3	3.0

Cost of Revenues	$393.4	$376.5	4.5

Gross profit	$266.0	$263.8	0.8
% of revenues	40.3%	41.2%
Funeral Services product sales increased $19.1 million in fiscal 2005 compared to 2004. Favorable price realization (that is, net revenues after discounts) of $31.0 million and increased cremations products, distributor and other miscellaneous product accessory revenues of $6.8 million were the key drivers of the increase. These favorable developments were only partially offset by a decline of $11.6 million in burial volume and $6.0 million in unfavorable product mix, resulting primarily from increases in our sales of lower-end metal and veneer products. We believe the decline in volume is primarily attributable to a soft market due to a lower number of deaths as indicated by preliminary Center for Disease Control (CDC) death estimates along with the gradual year-over-year estimated increase in cremations.
Funeral Services gross profit was relatively flat. The decrease in margin as a percent of revenues was due to lower burial volumes, higher raw material costs, a product mix shift to products carrying lower margin percentages and fixed costs associated with the full year impact of our manufacturing plant in Mexico and with our wood plant consolidation initiative. These negative impacts were partially offset by improved price realization and fixed cost savings at other plants.
Funeral Services operating profit of $177.1 million in 2005 decreased $9.0 million from that experienced in 2004. This year-over-year decrease was driven primarily by increased operating expenses of $8.9 million related to increased sales expenses, fuel costs, health care, workers compensation and bad debt expense. These unfavorable items were partially offset by lower operating expenses for marketing. In 2005, Funeral Services operating results were also impacted by special charges of $2.3 million related to the continuing consolidation of solid wood manufacturing into our Batesville, Mississippi plant and a small headcount reduction performed in the fourth quarter.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended September 30,
	2006	2005	2004

Cash Flows Provided By (Used In):
Operating activities	$29.1	$239.7	$348.6
Investing activities	31.8	(175.2)	(511.2)
Financing activities	(56.4)	(114.9)	134.6
Effect of exchange rate changes on cash	0.6	(0.5)	0.8

Increase (Decrease) in Cash and Cash Equivalents	$5.1	$(50.9)	$(27.2)

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
Operating Activities
For the fiscal year ended September 30, 2006, net cash provided by operating activities totaled $29.1 million compared to $239.7 million in the prior year. In 2006, we maintained positive operating cash flows despite being negatively impacted by $339.3 million for the settlement payment and associated legal fees related to the Spartanburg antitrust litigation settlement. This negative impact was partially offset by a large deferred tax provision of $119.8 million, also driven by the Spartanburg settlement. The 2005 operating cash flows were negatively impacted by the pension funding discussed below.
Depreciation, amortization and the write-down of intangibles decreased to $108.8 million in 2006 from $114.0 million in 2005. The decrease in depreciation and amortization in 2006 related primarily to Hill-Rom, where capital expenditures were down significantly from the prior year, and certain assets became fully depreciated.
In June 2005, we contributed $75.5 million into our master defined benefit retirement plan, fully funding that plan. We elected to make this contribution as it reduced future pension expense, provided a return on investment of approximately 8 percent and was tax deductible. This funding brought total 2005 contributions to our defined benefit plans to $76.9 million.
In 2006, changes in working capital decreased cash from operations, primarily due to the year over year decrease in accrued expenses and increase in accounts receivable. The decrease in accrued expenses is primarily the result of the payment of the previously mentioned Spartanburg litigation settlement and associated legal fees. The increase in accounts receivable was due to higher September revenues and continued collection difficulties with respect to Health Care rentals.
In 2005, changes in working capital also decreased cash from operations, primarily due to the year over year increase in accounts receivable. As with 2006, this increase was also due to higher revenues and lower collections on Health Care rentals, which were negatively impacted by inaccurate billings and other process issues associated with the launch of our rental business system in fiscal 2005. Partially offsetting the decrease in working capital was an increase in accrued expenses and other liabilities, excluding the effects of the litigation accrual and the pension funding.
Investing Activities
Net cash provided by investing activities for the fiscal year ended September 30, 2006 totaled $31.8 million compared to net cash used in investing activities of $175.2 million for the fiscal year ended September 30, 2005. Capital expenditures in both periods included expenditures related to the introduction of new products and the replacement of therapy and moveable medical equipment units in the rental fleet, and in 2005, expenditures associated with our move to a single information technology platform. Capital expenditures decreased to $92.6 million from $121.2 million in the prior year. Within Hill-Rom, capital expenditures decreased to $73.7 million from $104.3 million for 2006 and 2005, respectively, while Batesville Casket’s capital expenditures increased to $18.9 million from $16.9 million over the same periods.
Investment activity in fiscal 2006 included $342.7 million of purchases and capital calls and $454.6 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $336.8 million of the purchases and $427.8 million of the sales for 2006, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In fiscal 2005, current investment purchases were $181.8 million with sales of $143.3 million. In both periods, the remaining investment activity primarily relates to capital calls and distributions from our private equity limited partnerships.
On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain working capital adjustments at the date of close not to exceed $12 million. Upon closing, $73.3 million of the purchase price was paid to the shareholders of ARI, with an additional $9.7 million deferred until a later date. Upon final determination of the working capital adjustment in January 2004, an additional $11.8 million was paid to the shareholders of ARI, along with $4 million of the originally deferred payments. A remaining deferral of $5.7 million was paid in December 2005. The purchase price included a first quarter 2005 payment of $8.2 million resulting from net revenues achieved in fiscal 2004. This acquisition was funded directly out of our cash on hand.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain adjustments based upon the Mediq balance sheet at the date of close. Upon finalization of the funded status of the Mediq defined benefit pension plan, $7.3 million of the purchase price was returned to Hill-Rom in 2006, which was recorded as a reduction of goodwill. Also in 2006, $3.9 million of goodwill related to Mediq was reduced as we were able to recognize certain tax attributes that were originally recorded with a full valuation allowance. The purchase of Mediq was initially funded from cash on hand and from our revolving credit facilities, but was later financed on a permanent basis through the issuance of senior notes in June 2004.
In addition, on January 30, 2004, we completed the acquisition of the remaining 84 percent of the equity of NaviCare that we did not own for $14.1 million, including deferred payments of $1.2 million paid in the second quarter of fiscal 2005. NaviCare provides operations management, resource optimization and dynamic workflow solutions for health care enterprises. The purchase was funded from cash on hand.
We received total cash of $8.3 million in the acquisitions of ARI, Mediq and NaviCare during 2004, which were reflected as a decrease in the acquisition price on the Statements of Consolidated Cash Flows.
In March 2006, Batesville Casket made an acquisition of a small regional casket distributor, which was funded from cash on hand.
The divestiture of the Hill-Rom piped-medical gas business was completed in October 2003 with the receipt of gross proceeds of approximately $13 million. The divestiture of the Hill-Rom infant care business was completed in August 2004 with the receipt of gross proceeds of $31 million.
We also received $104.9 million of cash proceeds from the disposition of Forethought, which closed on July 1, 2004. Other consideration from the sale of Forethought included a $92.0 million seller note receivable, $19.9 million of FFS preferred stock, $1.0 million of FFS stock warrants, $10.6 million debt service account and the transfer of $31.4 million of private equity limited partnerships. An additional cash payment of $6.5 million was received in January 2006 following the Office of Thrift Supervision approval of the sale of Forethought Federal Savings Bank at the end of December 2005. See Note 3 to the Consolidated Financial Statements for more detail on the Forethought divestiture.
On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing.

Forethought received $104.2 million in cash proceeds on the sale and recorded a capital loss on the transaction of $7.2 million. The loss realized as a result of this transaction is included in discontinued operations for the year ended September 30, 2004. Included in the sale were mortgage loans of $53.7 million related to two of the real estate properties. Accordingly, the net impact of selling these partnerships resulted in Hillenbrand receiving an additional $50.5 million in cash proceeds from Forethought’s sale.
Financing Activities
Net cash used in financing activities totaled $56.4 million for the fiscal year ended September 30, 2006 compared to $114.9 million for the fiscal year ended September 30, 2005.
Cash dividends paid increased slightly to $69.8 million in 2006, compared to $69.4 million in 2005. Quarterly cash dividends per share were $0.2825 in 2006, $0.28 in 2005 and $0.27 in 2004.
Treasury stock acquired was $0.7 million in 2006 compared to $71.6 million in 2005. The higher 2005 purchases were primarily open market repurchases. Proceeds on the exercise of stock options decreased to $5.2 million in 2006, down from $18.9 million in 2005.
Our debt-to-capital ratio was 24.0 percent at September 30, 2006 compared to 26.9 percent at September 30, 2005. This decrease was primarily due to higher equity in conjunction with the net income earned in fiscal 2006.
Other Liquidity Matters
As of September 30, 2006, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of September 30, 2006, we: (i) had $14.3 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $385.7 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2006, we had $10.4 million outstanding under this credit line as reflected in Short-term borrowings on the Consolidated Balance Sheets. In addition, as of September 30, 2006, we had $13.6 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential sale of up to $1 billion in debt and/or equity securities. This registration statement is effective and should provide us with significant flexibility with respect to our access to the public markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us. On June 7, 2004, we issued $250.0 million of senior notes from this universal shelf registration statement, leaving $750.0 million of available capacity under the universal registration statement.

During the second fiscal quarter of 2006, Moody’s completed a review of our debt rating and reduced our rating from A2, with negative outlook, to A3, with stable outlook. Standard and Poor’s conducted a similar review during that quarter and maintained our A rating. In November 2006, Standard and Poor’s reduced our rating from A, with negative outlook, to A-, with negative outlook. Moody’s reconfirmed our rating of A3 but changed the outlook to negative in November as well. We do not expect these actions to have a material impact on the cost of future financing.
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge was associated with the definitive agreement to settle for $337.5 million ($212.8 million net-of-tax) the Spartanburg antitrust class action litigation lawsuit. The charge also included certain legal and other costs related to the settlement. The court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. The original cost of the settlement, $337.5 million, was reduced by almost $21.2 million to $316.3 million. The reduction in the settlement amount reflects the position attributable to customers who opted out of the settlement. In addition to the $50 million that was paid into the escrow fund in the second quarter of fiscal 2006 pending final court approval, we paid the remaining $266.3 million into the escrow fund in August 2006. The entire funding of the settlement was completed from cash on hand. After funding the settlement, we continue to have a solid financial position with continued strong operating cash flows and remaining availability under our previously discussed revolving credit facility, as well as potential access to the capital markets to fund the execution of our strategic initiatives.
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
During 2006, we did not repurchase any shares of our common stock in the open market. As of September 30, 2006, we had Board of Directors’ approval to repurchase 1,578,400 additional shares. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.
Because Forethought operated in a regulated environment, its cash flows were generally neutral to Hillenbrand. Cash flows from the piped-medical gas and infant care businesses generally approximated net income. Proceeds from the sale of these divested businesses are classified as investing activities and any gains or losses are presented as a reconciling item in the reconciliation of net income (loss) to net cash flows from operating activities. Other operating, investing and financing activities of these discontinued operations are reflected within the respective captions of the Statements of Consolidated Cash Flows up to the disposal date and consistent with previous periods.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations and Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following are tables of contractual obligations and commercial commitments as of September 30, 2006 (Dollars in millions):

	Payments Due by Period
Contractual		Less than	1 - 3	4 - 5	After 5
Obligations	Total	1 year	years	years	years
Long-Term Debt	$347.0	$—	$245.1	$—	$101.9
Interest Payments Relating to Long-Term Debt (1)	$123.3	$18.6	$37.2	$14.7	$52.8
Information Technology Infrastructure (2)	$100.1	$26.5	$53.8	$19.8	$—
Capital Lease Obligations	$0.9	$0.5	$0.2	$0.2	$—
Operating Lease Obligations	$69.8	$24.7	$30.6	$11.2	$3.3
Investment Commitments (3)	$8.8	$6.0	$2.4	$0.4	$—
Minimum Pension Funding (4)	$4.6	$2.1	$2.5	$—	$—
Purchase Obligations (5)	$43.7	$40.7	$3.0	$—	$—
Deferred Compensation Arrangements	$10.9	$2.3	$3.4	$1.8	$3.4
Total Contractual Cash Obligations	$709.1	$121.4	$378.2	$48.1	$161.4

(1)	Interest payments on our long-term debt are projected based on the contractual rates of those debt securities including the $250.0 million, 4.5 percent, senior notes issued June 7, 2004. However, $200.0 million of our 4.5 percent senior notes are subject to interest rate swap agreements, effectively converting the securities from 4.5 percent fixed rate interest to variable rate interest, calculated at LIBOR plus 0.15 percent. For the 2006 and 2005 periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 4.9 percent and 2.9 percent, respectively. Since we are unable to project future LIBOR rates, we have opted to project interest payments based on the contractual rates of our debt.

(2)	We are in year four of a seven-year agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original agreement had a cumulative estimated cost of $187 million. To date, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement. Over the agreement we have also terminated and resourced areas covered under the agreement which result in a reduction to our commitments. The effect of these increases and decreases to the original agreement nearly offset the cost of our original seven year agreement, and will continue to be incurred in nearly equal amounts over the remaining term of the agreement.

(3)	The investment commitment amounts represent additional commitments to private equity limited partnerships. The timing of these commitment calls has been estimated based on the current status of each partnership. These commitments will be funded with existing cash and cash flow from operations.

(4)	The minimum pension funding represents payments to comply with funding requirements. The annual projected payments beyond fiscal 2008 are not currently determinable. Our minimum pension funding requirements were substantially reduced as a result of the $75.5 million of funding made to our primary defined benefit pension plan during fiscal 2005.

(5)	Purchase obligations represent contractual obligations under various take-or-pay arrangements entered into as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations related to purchase orders for which we have firm commitments related to order releases under the purchase order. The amounts do not include obligations related to other purchase obligations that are not considered take-or-pay arrangements or subject to firm commitments. Such purchase obligations are primarily reflected in purchase orders at fair value that are part of normal operations, which we do not believe represent firm purchase commitments. We expect to fund these commitments with operating cash flows.
The amounts disclosed in the following table represent the total expected commitment.

Amount of Commitment Expiration Per
	Total	Period
Other Commercial	Amounts	Less than	1 - 3	4 - 5	Over 5
Commitments	Committed	1 year	years	years	years
Standby Letters of Credit	$27.9	$27.9	$—	$—	$—
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
In conjunction with the recent acquisition and divestiture activities, we have entered into certain guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Those representations and warranties which survive closing generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
We expect capital spending in 2007 to increase to approximately $140 million, compared to $92.6 million in 2006, primarily due to an increased investment in our rental fleet. The 2007 estimate is before consideration of additional capital requirements for any new business acquisitions.
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions remained at 22,710,667 shares throughout 2006. As of September 30, 2006, we had Board of Directors’ authorization to repurchase up to a total of 1,578,400 additional shares of our common stock. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 151,756 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2006 under provisions of our various stock-based compensation plans.
OTHER ISSUES
2006 Actions
In the fourth fiscal quarter of 2006, we initiated restructuring actions taken to primarily right-size Hill-Rom’s North America field service organization in response to declines in rental revenue. This restructuring will result in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which are no longer strategically necessary, and resulted in a one-time charge of $4.2 million in the fourth quarter of fiscal 2006. The cash component of this charge is $2.6 million, and the majority is to be paid in the next twelve months.
Also during 2006, we recorded additional special charges related to the continuation of restructuring activities in Europe, which commenced in the fourth quarter of 2005 and are discussed below. These actions include an ongoing voluntary severance program at our French manufacturing facility and the finalization of termination provisions related to certain international contract obligations. Such amounts recorded during fiscal 2006 were as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustment	9/30/2006

Severance and related benefits	$22.4	$3.1	$(18.5)	$(2.5)	$4.5
Contract termination costs	0.8	1.6	(0.4)	(0.8)	1.2

Totals	$23.2	$4.7	$(18.9)	$(3.3)	$5.7

2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories were combined under this structure into a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.

In building on these announced changes and to further capitalize on the progress we had made with the works council at our Pluvigner, France facility during the year with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions, which were approved by the Board of Directors on August 4, 2005, included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. The reduction in employees participating in our Supplemental Executive Retirement Plan as a result of these actions necessitated a curtailment charge of $1.2 million. The collective cost of these actions resulted in a fourth quarter pre-tax charge of $30.8 million, broken down by component as follows:

Pre-Tax Charge
Severance and related benefits	$24.0
Asset impairment	$4.8
Contract termination costs	$0.8
Curtailment charge	$1.2
All of these actions were expected to be completed over the course of twelve months. All costs other than those related to the impairment of assets were to be cash charges.
In addition to costs included directly in the fourth quarter charge, additional costs related directly to these actions were also expected to be incurred over a twelve to eighteen month period, most notably in Europe. These additional costs were originally estimated up to $10 million as the voluntary severance program at our French manufacturing facility continued to progress, but with the additional amounts recognized in fiscal 2006 and changes in circumstances, the remaining amount to be recognized is now estimated to range from $2 million to $4 million. Once these actions are completed, annual savings related to both cost of sales and operating expenses of $45 million to $50 million are anticipated. Further, upon completion, we expect to have eliminated up to 600 positions on a worldwide basis.
For an update on the status of reserves originally provided and those provided in fiscal 2006 under these actions, see the table under 2006 Actions. Severance actions are now essentially complete, with the exception of ongoing volunteer activity at our French manufacturing facility. With respect to contract termination costs, all termination provisions have been finalized and payment of the incurred penalties will be completed in the second quarter of fiscal 2007.
In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we also wrote off $16.0 million of deferred tax assets. This write-off had no impact on cash. These deferred tax assets were originally recognized in fiscal 2004 as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of the tax strategy was no longer economically prudent and the deferred tax assets were therefore written off. It should also be noted that the majority of the pre-tax restructuring charge associated with Europe was recorded without a tax benefit.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action were paid in cash in fiscal 2006.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville Casket’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants resulted in a total pre-tax charge of $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of this charge included $2.3 million in employee-related costs, including severance, pension and other termination benefits, and $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consisted of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $2.8 million of this charge was incurred in fiscal 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge in the third quarter. Upon completion, this action was expected to lower operating costs by $4.3 million (pre-tax) annually, which includes $0.2 million in reduced depreciation. At September 30, 2006, $0.2 million remained in the reserve.
Additionally, in the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2006, $0.6 million remained in the reserve.
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
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its strategic initiatives, decrease overall costs, and improve overall performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of $7.1 million associated with severance and benefit-related costs. In relation to this realignment, the Hillenbrand corporate organization recorded an additional severance charge of $0.2 million. During fiscal 2006, $0.1 million of the originally recorded reserve was reversed, primarily related to the transfer of personnel to other open positions within the organization, and this action is now complete.
Other
In addition to the reserve balances outlined above, $1.8 million of accrued liabilities were outstanding at September 30, 2006 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.
CRITICAL ACCOUNTING POLICIES
Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. Our most critical accounting policies are described below. A more detailed description of our significant accounting policies is included in the Notes to our Consolidated Financial Statements included in this Form 10-K.

Revenue Recognition
Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for rentals. Revenue is evaluated under the following criteria and recognized when each is met:
•	Evidence of an arrangement: An agreement with the customer reflecting the terms and conditions to deliver products or services serves as evidence of an arrangement.

•	Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.
As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral services portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
For non-invasive therapy products within our health care business, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. For The Vest™ product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.
For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenues until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment.
Revenues are presented in the Statements of Consolidated Income (Loss) net of certain discounts and allowances. For product sales, based on contractual discounts and rebates, as well as estimated early pay discounts, price concessions and product returns, we record reserves resulting in a reduction of revenue. Likewise, reserves for contractual and other routine billing allowances are recorded and reflected as a reduction of rental revenues.
An allowance for doubtful accounts is also recorded, but is not reflected as a reduction of revenues. Rather it is recorded as a component of operating expenses.
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
Goodwill and Intangible Assets
Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets”. Our most recent impairment assessment was completed during the third quarter of 2006, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. With the exception of goodwill, the majority of our intangible assets are subject to amortization. The majority of our goodwill resides at Hill-Rom.
In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations.
For purposes of our annual 2006 goodwill impairment assessment, the Company has defined its reporting units as Batesville Casket and the divisions operating within Hill-Rom, with goodwill having been allocated among the Hill-Rom reporting units based on the relative fair value of those divisions when the current divisional structure was adopted earlier in the year.

With the implementation of a new reporting structure at Hill-Rom in fiscal 2007, goodwill within the Hill-Rom reporting units will be reallocated based upon the relative fair value of the new reporting units.
Stock-Based Compensation
Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on the date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method. This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminated the use of the intrinsic value method of accounting in APB Opinion No. 25. See further discussion of SFAS No. 123(R) in Notes 1 and 11 to the Consolidated Financial Statements.
Retirement Plans
We sponsor retirement plans covering a majority of employees. Expense recognized in relation to defined benefit retirement plans is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, expected returns on assets and projected future salary rates. The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Changes in retirement benefit expense and the recognized obligation may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on plan assets was 8.00 percent for fiscal 2006 and 2005, an increase from 7.75 percent for fiscal year 2004. A 25 basis point increase in the expected rate of return on plan assets reduces annual pension expense by approximately $0.7 million. The discount rate was increased to 6.00 percent in 2006, consistent with 2004 and up from 5.50 percent in 2005. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $0.8 million to $2.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates. See Note 6 to the Consolidated Financial Statements, which statements are included herein under Item 8, for key assumptions and other information regarding our retirement plans.
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
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $90.6 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards, capital loss carryforwards and other domestic tax attributes.
Investments
Upon the sale of Forethought, certain private equity limited partnerships previously held in the insurance investment portfolio were retained. We continue to use the equity method of accounting for these investments, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains and losses related to such investments are charged or credited to accumulated other comprehensive (loss) income in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains and losses. Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. Other minority investments made outside of the former insurance business portfolio are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.
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
The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available or the financial condition of the investee changes, our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2006 accumulated other comprehensive income included net unrealized gains on investments of $3.4 million, which included unrealized losses of $0.1 million. These unrealized losses are considered to be temporary.

Environmental Matters
We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we were issued two violation letters, each alleging violation of one minor environmental permit condition. The violations involved no fines or penalties. We, however, have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. We have also been notified as a potentially responsible party in investigations of certain offsite disposal facilities. Based on the nature and volume of materials involved, the cost of such onsite and offsite remediation activities to be incurred by us in which we are currently involved is not expected to exceed $1 million. We believe we have provided adequate reserves in our financial statements for all of these matters, which have been determined without consideration of possible loss recoveries from third parties. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for the Company beginning in the fourth quarter of fiscal year 2006, and adoption did not have a material effect on our Consolidated Financial Statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We will evaluate the effect of this Interpretation on our Consolidated Financial Statements and Results of Operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact SFAS No. 158 will have on our consolidated financial statements or results of operations. For additional information about our retirement plans, see Note 6.

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
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies.
In January 2006, we began using derivative instruments to manage our cash flow exposure from changes in currency exchange rates in Canada. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $14.5 million at September 30, 2006, and those derivative instruments had a fair value of $0.3 million. The maximum length of time over which the Company is hedging transaction exposure is 12 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $1.3 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.6 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
Our financial instruments are exposed to interest rate risk. Beginning in June 2004, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was, and continues to be, $200.0 million. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced by the cash, cash equivalents, and current investments held during each period, which are also subject to floating rates and therefore reduce our total exposure to movements in rates. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. As of September 30, 2006, the interest rate swap contracts reflected a cumulative loss of $4.3 million, compared to a cumulative loss of $1.3 million at September 30, 2005.
We are also subject to volatility in our investment portfolio, with a book value of $64.3 million at September 30, 2006. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition.

In addition, we have outstanding long-term notes receivable of $134.4 million as of September 30, 2006. This balance primarily represents the seller financing provided to FFS Holdings, Inc., related to the divestiture of Forethought, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2006, as well as our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the consolidated financial statements, as stated in their report included herein.
Peter H. Soderberg
President and Chief Executive Officer
Gregory N. Miller
Senior Vice President and Chief Financial Officer
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Hillenbrand Industries, Inc.
We have completed integrated audits of Hillenbrand Industries, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the Report of Management appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Cincinnati, Ohio
December 5, 2006

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2006	2005	2004

Net Revenues
Health Care sales	$862.6	$810.9	$736.9
Health Care rentals	425.7	467.8	452.1
Funeral Services sales	674.6	659.4	640.3

Total revenues	1,962.9	1,938.1	1,829.3

Cost of Revenues
Health Care cost of goods sold	501.1	481.5	410.8
Health Care rental expenses	217.2	222.7	187.1
Funeral Services cost of goods sold	394.8	393.4	376.5

Total cost of revenues	1,113.1	1,097.6	974.4

Gross Profit	849.8	840.5	854.9
Other operating expenses	529.1	555.7	528.9
Litigation (credits) charge (Note 17)	(2.3)	358.6	—
Special charges (Note 8)	5.4	36.3	5.5

Operating Profit (Loss)	317.6	(110.1)	320.5
Other (expense) income, net:
Interest expense	(21.3)	(18.4)	(15.2)
Investment income and other	42.7	12.6	2.5

Income (Loss) from Continuing Operations Before Income Taxes	339.0	(115.9)	307.8
Income tax expense (benefit)	117.5	(19.6)	119.6

Income (Loss) from Continuing Operations	221.5	(96.3)	188.2
Discontinued Operations (Note 3):
(Loss) income from discontinued operations before income taxes, including loss (gain) on divestiture of discontinued operations of $1.0, $(0.2) and $106.8	(0.5)	1.6	(71.3)
Income tax benefit	(0.2)	(0.6)	(26.3)

(Loss) income from discontinued operations	(0.3)	2.2	(45.0)

Net Income (Loss)	$221.2	$(94.1)	$143.2

Income (loss) per common share from continuing operations — Basic	$3.61	$(1.56)	$3.02
(Loss) income per common share from discontinued operations — Basic	(0.01)	0.04	(0.72)

Net Income (Loss) per Common Share — Basic	$3.60	$(1.52)	$2.30

Income (loss) per common share from continuing operations — Diluted	$3.60	$(1.56)	$3.00
(Loss) income per common share from discontinued operations — Diluted	(0.01)	0.04	(0.72)

Net Income (Loss) per Common Share — Diluted	$3.59	$(1.52)	$2.28

Dividends per Common Share	$1.13	$1.12	$1.08

Average Common Shares Outstanding — Basic	61,453,642	61,774,283	62,237,404

Average Common Shares Outstanding — Diluted	61,576,799	61,774,283	62,725,372

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	September 30,
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$81.9	$76.8
Current investments (Note 1)	—	91.0
Trade accounts receivable, less allowances of $58.8 in 2006 and $39.3 in 2005 (Note 1)	495.1	448.1
Inventories (Note 1)	129.8	124.1
Income taxes receivable	5.9	—
Deferred income taxes (Notes 1 and 9)	28.2	122.6
Other	23.0	27.9

Total current assets	763.9	890.5

Equipment Leased to Others (Note 1)	389.1	364.5
Less accumulated depreciation	228.4	201.7

Equipment leased to others, net	160.7	162.8

Property (Note 1)	683.5	678.8
Less accumulated depreciation	475.1	465.0

Property, net	208.4	213.8

Investments (Note 1)	64.3	71.5

Other Assets
Intangible assets:
Goodwill (Notes 1 and 2)	414.1	423.7
Software and other (Note 1)	157.6	172.9
Notes receivable, net of discounts (Note 4)	134.4	134.4
Prepaid pension costs (Note 6)	25.2	33.3
Deferred charges and other assets	23.6	16.3

Total other assets	754.9	780.6

Assets of Discontinued Operations (Note 3)	—	110.0

Total Assets	$1,952.2	$2,229.2

	September 30,	September 30,
	2006	2005

LIABILITIES

Current Liabilities
Trade accounts payable	$91.7	$98.0
Short-term borrowings (Note 5)	10.9	6.1
Income taxes payable (Note 9)	—	5.2
Accrued compensation	88.5	66.2
Accrued litigation charge (Note 17)	22.6	358.6
Accrued product warranties (Note 1)	17.8	16.6
Accrued customer rebates	23.4	23.4
Accrued restructuring (Note 8)	8.9	27.8
Other	61.4	67.1

Total current liabilities	325.2	669.0

Long-Term Debt (Notes 5 and 12)	347.0	350.7

Other Long-Term Liabilities	91.3	100.7

Deferred Income Taxes (Notes 1 and 9)	57.0	36.9

Liabilities of Discontinued Operations (Note 3)	—	102.4

Total Liabilities	820.5	1,259.7

Commitments and Contingencies (Note 17)

SHAREHOLDERS’ EQUITY (Notes 7 and 11)

Common stock — without par value:
Authorized - 199,000,000 shares
Issued - 80,323,912 shares in 2006 and 2005	4.4	4.4
Additional paid-in-capital	79.1	72.3
Retained earnings	1,646.8	1,495.4
Accumulated other comprehensive (loss) income (Note 1)	(0.3)	0.5
Treasury stock, at cost: 2006 - 18,908,598 shares 2005 - 19,060,354 shares	(598.3)	(603.1)

Total Shareholders’ Equity	1,131.7	969.5

Total Liabilities and Shareholders’ Equity	$1,952.2	$2,229.2

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2006	2005	2004

Operating Activities
Net income (loss)	$221.2	$(94.1)	$143.2
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	108.8	114.0	108.1
Accretion and capitalized interest on financing provided on divestiture	(14.4)	(13.9)	(3.4)
Net realized capital (gains) losses, equity method investment (income) loss and impairments	(17.6)	7.1	(3.8)
Litigation (credits) charge	(2.3)	358.6	—
Provision for deferred income taxes	119.8	(70.1)	37.4
Loss (gain) on divestiture of discontinued operations (net-of-tax)	0.6	(0.1)	70.3
Loss on disposal of property and equipment leased to others	1.7	15.9	11.0
Loss on extinguishment of debt	—	—	6.4
Defined benefit plan funding	(1.8)	(76.9)	(7.1)
Change in working capital excluding cash, current investments current debt, acquisitions and dispositions:
Trade accounts receivable	(46.6)	(31.4)	(13.8)
Inventories	(5.2)	(2.6)	(23.2)
Other current assets	(5.0)	(12.3)	73.3
Trade accounts payable	(6.6)	4.3	(11.7)
Accrued expenses and other liabilities	(334.4)	19.5	(113.2)
Increase in benefit reserves	—	—	56.5
Change in other insurance items, net	—	—	30.3
Other, net	10.9	21.7	(11.7)

Net cash provided by operating activities	29.1	239.7	348.6

Investing Activities
Capital expenditures and purchase of intangibles	(92.6)	(121.2)	(124.5)
Proceeds on disposal of property and equipment leased to others	7.3	—	—
Proceeds on sale of businesses	6.5	—	149.0
Payment for acquisitions of businesses, net of cash acquired	(1.0)	(9.5)	(430.3)
Investment purchases and capital calls	(342.7)	(186.0)	(85.2)
Proceeds on investment sales and maturities	454.6	153.7	85.1
Insurance/bank investments:
Purchases	(5.0)	(36.6)	(616.0)
Proceeds on maturities	4.7	22.4	93.9
Proceeds on sales	—	2.0	416.8

Net cash provided by (used in) investing activities	31.8	(175.2)	(511.2)

Financing Activities
Additions to short-term debt	10.8	0.9	6.2
Repayments of short-term debt	(6.0)	(5.8)	(0.7)
Borrowings of long-term debt	—	—	541.1
Repayments of long-term debt	—	—	(345.1)
Debt issuance costs	—	—	(2.9)
Payment of cash dividends	(69.8)	(69.4)	(67.4)
Proceeds on exercise of options	5.2	18.9	25.3
Treasury stock acquired	(0.7)	(71.6)	(28.4)
Insurance/bank deposits received	4.1	12.1	228.1
Insurance benefits paid	—	—	(221.6)

Net cash (used in) provided by financing activities	(56.4)	(114.9)	134.6

Effect of Exchange Rate Changes on Cash	0.6	(0.5)	0.8

Total Cash Flows	5.1	(50.9)	(27.2)
Cash and Cash Equivalents
At beginning of period	76.8	127.7	154.9

At end of period	$81.9	$76.8	$127.7

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2003	61,814,973	$4.4	$46.7	$1,583.1	$117.8	18,508,939	$(542.2)	$1,209.8
Comprehensive Income:
Net income	—	—	—	143.2	—	—	—	143.2
Foreign currency translation adjustment	—	—	—	—	3.0	—	—	3.0
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(113.8)	—	—	(113.8)
Minimum pension liability	—	—	—	—	(1.0)	—	—	(1.0)

Total comprehensive income								31.4
Dividends	—	—	—	(67.4)	—	—	—	(67.4)
Treasury shares acquired	(475,200)	—	—	—	—	475,200	(28.4)	(28.4)
Stock awards and option exercises	620,619	—	18.4	—	—	(620,619)	19.1	37.5

Balance at September 30, 2004	61,960,392	4.4	65.1	1,658.9	6.0	18,363,520	(551.5)	1,182.9
Comprehensive Loss:
Net loss	—	—	—	(94.1)	—	—	—	(94.1)
Foreign currency translation adjustment	—	—	—	—	1.0	—	—	1.0
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(1.5)	—	—	(1.5)
Minimum pension liability	—	—	—	—	(5.0)	—	—	(5.0)

Total comprehensive loss								(99.6)
Dividends	—	—	—	(69.4)	—	—	—	(69.4)
Treasury shares acquired	(1,348,382)	—	—	—	—	1,348,382	(71.6)	(71.6)
Stock awards and option exercises	651,548	—	7.2	—	—	(651,548)	20.0	27.2

Balance at September 30, 2005	61,263,558	4.4	72.3	1,495.4	0.5	19,060,354	(603.1)	969.5
Comprehensive Income:
Net income	—	—	—	221.2	—	—	—	221.2
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	1.1
Net change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	(5.5)	—	—	(5.5)
Minimum pension liability	—	—	—	—	3.6	—	—	3.6

Total comprehensive income								220.4
Dividends	—	—	—	(69.8)	—	—	—	(69.8)
Treasury shares acquired	(14,988)	—	—	—	—	14,988	(0.7)	(0.7)
Stock awards and option exercises	166,744	—	6.8	—	—	(166,744)	5.5	12.3

Balance at September 30, 2006	61,415,314	$4.4	$79.1	$1,646.8	$(0.3)	18,908,598	$(598.3)	$1,131.7

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Nature of Operations
Hillenbrand Industries is organized into two major operating companies serving the health care and funeral services industries. Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and workflow information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care. Hill-Rom generated 65.6 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2006. Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing, other personalization and memorialization products. Batesville Casket generated 34.4 percent of Hillenbrand’s revenues from continuing operations for the fiscal year ended September 30, 2006. Prior to July 1, 2004, Forethought was our third operating company, and it marketed funeral plans funded by life insurance policies and trust products through its pre-need insurance business and federal savings bank.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Presentation of Discontinued Operations
We announced the planned divestitures of the infant care and piped-medical gas businesses of Hill-Rom in the fourth quarter of fiscal 2003 and the pre-need insurance business of Forethought in the second quarter of 2004 and divested each of those businesses in the first, third and fourth quarters, respectively, of fiscal 2004, as further described in Note 3 below. Our sale of the Forethought Federal Savings Bank closed in the second quarter of fiscal 2006, concluding the divestiture of Forethought. The operations of these businesses are presented as discontinued operations within our Statements of Consolidated Income (Loss) for all periods presented. Under this presentation, the revenues and costs associated with the businesses have been removed from the individual line items comprising the Statements of Consolidated Income (Loss) and presented in a separate section entitled, “Discontinued Operations”. The results of discontinued operations are not necessarily indicative of the results of the businesses if they had been operated on a stand-alone basis. On the Consolidated Balance Sheets, the assets and liabilities of the discontinued operations are also presented separately. On the Statements of Consolidated Cash Flows, proceeds from the sale of discontinued operations are classified as an investing cash inflow and any losses are presented as a reconciling item in the reconciliation of net income (loss) to net cash flows from operating activities. Operating, investing and financing activities of the discontinued operations are reflected within the respective captions of the Statements of Consolidated Cash Flows up to the disposal date. See Note 3 for more details.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 1), accrued warranties (Note 1), income taxes (Note 9) and accrued litigation and self insurance reserves (Note 17), among others.
Cash and Cash Equivalents
We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.
Current Investments
At September 30, 2006, we did not have any current investments, however at September 30, 2005, we held $91.0 million of current investments, which consisted of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities were recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we had the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded within Investment income and other within the Statements of Consolidated Income (Loss).
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and the reimbursement platform. Past due balances in our Health Care and Funeral Services sales categories are reviewed individually for collectibility. Health Care rental receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement type. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4) are occasionally sold to third parties, however, any recognized gain or loss on such sales has historically not been material.

Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method for approximately 59 percent and 62 percent of our inventories at September 30, 2006 and 2005, respectively. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Inventories at the end of each period consist of the following:

	2006	2005

Finished products	$83.0	$85.3
Work in process	13.7	13.1
Raw materials	33.1	25.7

Total	$129.8	$124.1

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $13.9 million and $13.1 million higher than reported at September 30, 2006 and 2005, respectively.
Equipment Leased to Others
Equipment leased to others represents rental units and equipment, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 10 years. Total depreciation expense for fiscal years 2006, 2005 and 2004 was $45.8 million, $46.6 million and $42.3 million, respectively. The majority of these assets are leased on a day-to-day basis. The write-off was recognized as a component of Special charges within the Statements of Consolidated Income (Loss).
Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	6 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2006, 2005 and 2004 was $40.1 million, $43.2 million and $42.1 million, respectively. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2006		2005

		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$12.1	$4.6	$14.7	$5.5
Buildings and building equipment	163.6	105.0	162.3	103.1
Machinery and equipment	507.8	365.5	501.8	356.4

Total	$683.5	$475.1	$678.8	$465.0

Investments
Our investment portfolio consists of investments in certain private equity limited partnerships, other minority investments and equity investments in FFS Holdings, Inc. obtained from seller financing upon the divestiture of Forethought.
We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gains (losses) on our other investments, are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains (losses). The components of the change in our unrealized gains during 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net-of tax	$7.2	$(1.0)	$9.3
Less: Reclassification adjustment for (gains) losses realized in net income, net-of-tax	(12.7)	(0.5)	(2.6)
Effect of divestiture of Forethought	—	—	(120.5)

Net unrealized loss, net-of-tax	$(5.5)	$(1.5)	$(113.8)

As of September 30, 2006 and 2005 we had net unrealized gains (net-of-tax) on available-for-sale securities of $3.4 million and $8.9 million. The majority of these amounts reflect our share of the equity method investments’ unrealized gains/losses reported to us.
Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies. Certain of these investments require commitments by us to provide additional funding of up to $8.8 million. The timing of this funding is uncertain, but is expected to occur over the next five years. Other minority investments are accounted for on either a cost, fair value or equity basis, dependent upon our level of influence over the investee.
The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is classified as held-to-maturity and recorded at amortized cost.
When an investment is sold, we report the difference between the sales proceeds and amortized cost (determined based on specific identification) as a capital gain or loss.
We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.
For the fiscal years ended September 30, 2006, 2005 and 2004, we recognized income (loss) on our investments of $20.3 million, ($4.4) million and $3.8 million, respectively, which includes impairments of $2.0 million, $9.1 million and $0 million, respectively. These amounts were recorded as a component of Investment income and other within our Statements of Consolidated Income (Loss).
Intangible Assets
Intangible assets are stated at cost and consist predominantly of goodwill, software, patents and trademarks. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 3 to 20 years. We review intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an intangible asset is considered impaired and the carrying value exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.
Impairment assessments for goodwill are done on a reporting unit level. For purposes of this assessment, the Company has defined its reporting units as Batesville Casket and the divisions operating within Hill-Rom, with goodwill having been allocated among the Hill-Rom reporting units based on the relative fair value of those divisions when the divisional structure was adopted during fiscal 2006. With the implementation of the new reporting structure at Hill-Rom in fiscal 2007, goodwill within the Hill-Rom reporting units will be reallocated based upon the relative fair value of the new reporting units. Our most recent annual impairment test was completed during the third quarter of 2006 and reconfirmed the lack of any impairment.
Our goodwill, and many of our intangible assets, however, are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2006		2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$451.2	$37.1	$460.8	$37.1
Software	144.9	55.3	139.1	42.1
Other	93.5	25.5	96.3	20.4

Total	$689.6	$117.9	$696.2	$99.6

Amortization expense for fiscal years 2006, 2005 and 2004 was $22.9 million, $24.2 million and $21.6 million, respectively. Intangible asset write-offs were $1.5 million and $4.8 million in fiscal years 2006 and 2005 for the full impairment of certain assets no longer considered necessary to the execution of our strategy. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $30.5 million in 2007, $20.5 million in 2008, $19.0 million in 2009, $17.4 million in 2010, $16.5 million in 2011 and $48.9 million thereafter.
Goodwill decreased $9.6 million during 2006. This included $3.9 million related to the reversal of a valuation allowance on certain tax attributes acquired from Mediq and $7.3 million related to the finalization of the funded status of the Mediq defined benefit pension plan. These decreases were partially offset by $1.6 million of additional goodwill related to Batesville Casket’s acquisition of a small regional casket distributor.
Goodwill decreased $5.5 million during 2005, resulting from the true-up of deferred taxes for opening balance sheet adjustments on ARI, Mediq and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first fiscal quarter of 2005.
Goodwill increased $283.5 million during 2004, resulting from the acquisitions of ARI, Mediq and NaviCare, all within Hill-Rom. This included $73.1 million and $197.2 million from the acquisitions of ARI and Mediq, respectively. The $13.2 million of goodwill resulting from the

NaviCare acquisition included $1.7 million representing the initial investment in NaviCare made during 2003.
Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. The net book value of computer software costs, included within Intangible assets, was $89.6 million and $97.0 million at September 30, 2006 and 2005, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $15.0 million, $15.2 million and $13.2 million for fiscal years 2006, 2005 and 2004, respectively, and is included in the amortization expense above.
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
A reconciliation of changes in our warranty reserve for fiscal years 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Balance at beginning of period	$16.6	$18.6	$20.8

Provision for warranties during the period	17.6	13.2	13.8

Warranty reserves acquired	—	—	1.7

Warranty claims incurred during the period	(16.4)	(15.2)	(17.7)

Balance at September 30	$17.8	$16.6	$18.6

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
In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of our commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. For those representations and warranties that survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
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
Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions.
Expenditures that relate to current operations are charged to expense.
Self Insurance
Since December 1999, we have purchased deductible reimbursement policies from our wholly-owned insurance company, Sycamore Insurance Company, for the deductibles and self-insured retentions associated with our product/general liability, workers’ compensation, auto liability and professional liability insurance programs. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. The estimated reserves for self insurance are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.
We are also self-insured up to certain limits for certain employee health benefits including medical, drug and dental. In a similar manner as described above, reserves are estimated based on a number of relevant factors, and corresponding liabilities are included in the accompanying financial statements. We also carry stop-loss insurance coverage to mitigate severe losses under our self-insured health plans.
We carry fully insured life, vision and disability insurance coverage for our eligible workforce, which are not covered under the aforementioned self-insured health plans.
Revenue Recognition — Sales and Rentals
Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and a provision for uncollectible receivables for rentals. Revenue is evaluated under the following criteria and recognized when each is met:

•	Evidence of an arrangement: An agreement with the customer reflecting the terms and conditions to deliver products or services serves as evidence of an arrangement.

•	Delivery: For products, delivery is considered to occur upon receipt by the customer and the transfer of title and risk of loss. For rental services, delivery is considered to occur when the services are rendered.

•	Fixed or determinable price: The sales price is considered fixed or determinable if it is not subject to refund or adjustment.

•	Collection is deemed probable: At or prior to the time of a transaction, credit reviews of each customer are performed to determine the creditworthiness of the customer. Collection is deemed probable if the customer is expected to be able to pay amounts under the arrangement as those amounts become due. If collection is not probable, revenue is recognized when collection becomes probable, generally upon cash collection.
As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral services portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
For non-invasive therapy products within our health care business, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. For The Vest™ product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.
For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenues until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer, similar to products in the patient care environment.
Revenues are presented in the Statements of Consolidated Income (Loss) net of certain discounts and allowances. For product sales, based on contractual discounts and rebates, as well as estimated early pay discounts, price concessions and product returns, we record reserves resulting in a reduction of revenue. Likewise, reserves for contractual and other routine billing allowances are recorded and reflected as a reduction of rental revenues.
An allowance for doubtful accounts is also recorded, but is not reflected as a reduction of revenues. Rather it is recorded as a component of operating expenses.
Cost of Revenues
Cost of goods sold for both Health Care and Funeral Services sales consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers. Health Care rental expenses consist of costs associated directly with rental revenue, including depreciation, maintenance costs related to our rental units, service center facility and personnel costs and logistics costs related to the movement and delivery of our rental equipment.

Research and Development Costs
Research and development costs are expensed as incurred and were $42.1 million, $50.5 million and $55.8 million for fiscal years 2006, 2005 and 2004, respectively.
Advertising Costs
Advertising costs are expensed as incurred and were $6.3 million, $8.6 million and $7.3 million for fiscal years 2006, 2005 and 2004, respectively.
Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in Comprehensive Income.
The composition of Accumulated other comprehensive (loss) income at September 30, 2006 and 2005 is the net unrealized gains or losses on available-for-sale securities of $3.4 million and $8.9 million, foreign currency translation adjustments of ($0.5) million and ($1.6) million, and a minimum pension liability of ($3.2) million and ($6.8) million, respectively.
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
Stock-Based Compensation
Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of the stock on date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal years 2005 and 2004 related to stock options, which will continue to be disclosed on a pro forma basis only.
Some of our stock-based compensation awards, including both stock options and restricted stock units (RSUs), or deferred stock awards, have a retirement eligible provision, whereby awards granted to employees who have reached the age of 55, have provided five years of service, and have completed at least one year of service following the grant date of the award, automatically vest when they retire from the Company. We had previously accounted for this type of arrangement by recognizing compensation cost (for both pro forma and expense recognition purposes) over the full stated vesting period of the award and, if the employee retired before the end of the vesting period, recognizing any remaining unrecognized compensation cost at the date of retirement. Upon adoption of SFAS No. 123(R), new awards granted to retirement eligible employees are subject to accelerated vesting over a period when the employee’s retention of the award is no longer contingent on providing additional service.

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
On September 1, 2005, we accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under our stock option plans. As such, we fully vested options to purchase 793,117 shares of our common stock with exercise prices greater than or equal to $50.48 per share. There was no expense recognition under the intrinsic value method to our Statements of Consolidated Income (Loss) as a result of this action. The total avoided future compensation expense of $3.5 million (net-of-tax) on the acceleration of these options appears as a pro forma expense in the fourth quarter of 2005, as permitted in guidance provided by the Financial Accounting Standards Board (FASB).
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
As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before income taxes and net income for the year ended September 30, 2006, are $1.6 million and $1.0 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. The effect on basic and diluted earnings per share from continuing operations was $0.01 as a result of the adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statements of Consolidated Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of recognized compensation cost from the exercise of stock options (excess tax benefits) to be classified as financing cash flows. This change in classification was immaterial to our Statements of Consolidated Cash Flows in the current period.
The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation programs for fiscal years 2005 and 2004. The fair values of stock option grants are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. Because of the change in expense recognition for retirement eligible employees, the application of estimated forfeitures, the 2005 acceleration of vesting on underwater stock options, the fact that our options vest over three years and additional stock-based compensation grants have been made subsequent to the adoption of SFAS No. 123(R), the results of expensing stock-based compensation in future periods may have a materially different effect on net income than that presented below. See Note 11 for more details.

	2005	2004

Net (loss) income, as reported	$(94.1)	$143.2
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	2.6	2.6
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(9.9)	(7.7)

Pro forma net (loss) income	$(101.4)	$138.1

(Loss) income per share:
Basic — as reported	$(1.52)	$2.30
Basic — pro forma	$(1.64)	$2.22

Diluted — as reported	$(1.52)	$2.28
Diluted — pro forma	$(1.64)	$2.20

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
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 we also began using derivative instruments to manage our cash flow exposure from changes in currency exchange rates in certain jurisdictions. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.

Insurance Liabilities, Recognition of Insurance Policy Income, and Related Benefits and Expenses (applicable solely to Forethought)
Prior to their divestiture, Forethought’s life insurance subsidiaries sold long-duration insurance contracts. Revenue was recognized on amounts charged to the insurance liabilities for current benefits and expenses. Premiums received in excess of the portion required to provide future benefits and current expenses were deferred and also recognized as revenue over the actuarially determined life of the contract. Benefit reserves equaled the cash surrender values provided in the contracts. Expenses were recorded for interest credited to the benefit reserve, death benefits paid in excess of the benefit reserves and amortization of deferred acquisition costs. See Note 3 for further details related to the disposition of Forethought.
Deferred Acquisition Costs (applicable solely to Forethought)
Prior to their divestiture, Forethought’s policy acquisition costs consisted of commissions, certain policy issue expenses and premium taxes. Such costs varied with, and were primarily related to, the production of new business. These deferred acquisition costs were being amortized consistently with unearned revenues. Amortization charged to expense by our former insurance subsidiary for fiscal year 2004 was $45.9 million. See Note 3 for further details related to the disposition of Forethought.
Revision
In order to better align the presentation of our cost structure between cost of goods sold and operating expenses, we have made revisions to the classification of certain costs within our Consolidated Statement of Income (Loss). All product distribution costs, which were previously included as a component of operating expenses, are now included within costs of goods sold. This is consistent with the previous classification of distribution and logistics costs associated with Health Care rentals. With respect to rental sales costs, including commissions, these costs are now reflected as a component of operating expenses. This is consistent with the previous classification of selling expenses associated with Health Care and Funeral Services sales. These revisions offer a better reflection of true product sourcing and delivery costs, improve the consistency of the classification of such costs within our various revenue streams and also generally increase the comparability of our results with those of our peers. The classification of certain prior year amounts has been revised for all periods presented to conform to the current year’s presentation. Distribution costs of $110.9 million and $109.5 million were moved from operating expenses to cost of goods sold for fiscal years 2005 and 2004, respectively, and $70.5 million and $62.3 million of rental sales expenses were moved from cost of goods sold to operating expenses for these same periods. In addition, $7.3 million and $5.5 million of sustaining engineering costs and product installation costs were moved from operating expenses to health care cost of sales for 2005 and 2004, respectively.
Certain immaterial prior year balance sheets amounts have also been revised to conform to the current year’s presentation, including appropriately reflecting $5.5 million of stock-based accrued compensation as equity rather than as an accrued liability on the 2005 Consolidated Balance Sheet.
These revisions had no impact on operating income (loss), cash flows or earnings per share.
Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” and requires a liability to be recorded for a conditional obligation if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for the Company beginning in the fourth quarter of fiscal year 2006, and adoption did not have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosures and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We will evaluate the effect of this Interpretation on our Consolidated Financial Statements and Results of Operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We have not yet analyzed the impact SFAS No. 158 will have on our consolidated financial statements or results of operations. For additional information about our retirement plans, see Note 6.
2. Acquisitions
The results of acquired businesses are included in the Consolidated Financial Statements since each acquisition’s date of close.
On January 30, 2004, Hill-Rom acquired Mediq, a company in the medical equipment outsourcing and asset management business. This acquisition expanded Hill-Rom’s product and service offerings, strengthened its after-sales service capabilities and allowed increased leverage of Hill-Rom’s global rental service center network.
The purchase price for Mediq was $328.9 million, plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain adjustments based upon the Mediq balance sheet at the date of close. Upon finalization of the funded status of the Mediq defined benefit pension plan, $7.3 million of the purchase price was returned to Hill-Rom in 2006, which was recorded as a reduction of goodwill. Also in 2006, $3.9 million of goodwill related to Mediq was reduced as we were able to recognize certain tax attributes that were originally recorded with a full valuation allowance. Any additional reversals of tax reserves related to Mediq would be recognized as a reduction of goodwill.

If the Mediq acquisition had been completed as of the beginning of 2004, reported results for fiscal 2004 would have increased as follows (Dollars in millions, except per share data):

(Unaudited)	Year Ended September 30, 2004

Revenues	$48.3

Net income	$3.4

Diluted earnings per share	$0.05

The net income and diluted earnings per share amounts for the period presented above include the additional depreciation and amortization expense resulting from the purchase of property and intangibles at fair value, but exclude the impact of financing costs associated with the Mediq acquisition.
Also in early fiscal 2004, Hill-Rom completed the acquisitions of ARI and the remaining 84 percent of the equity of NaviCare that we did not already own. The purchase price for ARI was $103.0 million, plus an additional $2.2 million of acquisition costs incurred in the transaction. The purchase price for NaviCare was $14.1 million.
Based on the acquisition dates of ARI and NaviCare and the timing of their inclusion in our Consolidated Financial Statements, the acquisitions as of the beginning of the 2004 fiscal year would not have materially impacted our financial results for the year then ended.
In March 2006, Batesville Casket made an acquisition of a small regional casket distributor. Goodwill of $1.6 million was recorded on the transaction. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.
3. Discontinued Operations
On July 1, 2004, we closed the sale of Forethought Financial Services, Inc. to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC., which acquired all the common stock of Forethought and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. Total nominal consideration for the transaction was $295.1 million, including the value of the partnership assets transferred to us and excluding a dividend received by us in December 2003 from Forethought in the amount of $28.6 million made in anticipation of the transaction. Hillenbrand received cash proceeds in the transaction of $104.9 million, provided seller financing in various forms (See Notes 1 and 4 for additional details) with an estimated face value of $151.4 million, retained specific investments in limited equity partnership assets of Forethought with a book value of $31.4 million and received warrants to acquire up to 5 percent of the common stock of FFS Holdings, Inc. An additional cash payment of $6.5 million was received in January 2006 following the Office of Thrift Supervision approval of the sale of Forethought Federal Savings Bank at the end of December 2005. The seller financing provided in this sale was subject to a discount of $28.9 million to reflect a market rate of return on the financing, which is now being recognized as accretion on the underlying financial instruments.
The sale of Forethought Federal Savings Bank was completed on January 3, 2006. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006.
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
On June 29, 2004, Forethought sold specific real estate partnerships that were part of their investment portfolio and were originally expected to be retained by Hillenbrand at closing. Forethought received $104.2 million in cash proceeds on the sale and recorded a capital loss on the transaction of $7.2 million. The loss realized as a result of this transaction was included in discontinued operations for year ended September 30, 2004.
In October 2003, Hill-Rom sold its piped-medical gas business to Beacon Medical Products LLC, for $13 million, after final purchase price adjustments, resulting in a net gain of $5.3 million. The piped-medical gas business provided medical gas delivery and management systems in acute care facilities.
In the third fiscal quarter of 2004, Hill-Rom closed on the sale of its Air-Shields infant care business to a subsidiary of Dräger Medical AG & Co. KGaA for approximately $26 million. Additional proceeds of $5.0 million were received in the fourth quarter upon the final transfer of an investment, bringing the total proceeds to $31 million and the net gain realized on the disposal to $13.0 million. Air-Shields provided infant care warming therapy, incubators and other infant care products.
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
Operating results for the discontinued operations were as follows for fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended September 30,
	2006	2005	2004

Investment income	$1.1	$4.2	$132.9
Earned revenue	—	—	162.1
Net capital gains	—	—	4.0
Other revenues	—	—	47.3

Net revenues from discontinued operations	1.1	4.2	346.3
Benefits paid	—	—	66.3
Credited interest	—	—	134.1
Other costs of revenue	—	—	77.2
Other operating expenses	0.6	2.8	33.2
Loss (gain) on divestiture of discontinued operations	1.0	(0.2)	106.8

(Loss) income from discontinued operations before income taxes	(0.5)	1.6	(71.3)
Income tax benefit	(0.2)	(0.6)	(26.3)

(Loss) income from discontinued operations	$(0.3)	$2.2	$(45.0)

The assets and liabilities of Forethought Federal Savings Bank were included in the assets and liabilities of discontinued operations, which were presented on separate line items within the Consolidated Balance Sheet as of September 30, 2005. Components of assets and liabilities of discontinued operations were as follows:

September 30,
2005

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
4. Notes Receivable
Notes receivable as of September 30, 2006 and 2005 consist of the following:

	September 30,	September 30,
	2006	2005

Customer notes	$25.5	$31.9
Note receivable, net of discount of $8.6 million in 2006 and $11.8 million in 2005	114.4	104.2
Debt service account, net of discount of $2.4 million in 2006 and $3.3 million in 2005	12.6	11.7
Other	0.1	0.4

Total notes receivable	152.6	148.2

Less current portion	18.2	13.8

Notes receivable — long-term	$134.4	$134.4

Maturities in fiscal years:

2007	$18.2
2008	8.8
2009	5.3
2010	14.2
2011	12.7
2012 and beyond	198.3
Less: Discount accretion and future interest to be capitalized	(104.9)

Total notes receivable	$152.6

We have a number of notes with customers of Batesville Casket and Hill-Rom associated with amounts owed on product sales. These notes generally carry repayment terms up to 5 years, with interest rates varying from zero percent to 12 percent. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes are included in Trade accounts receivable on the Consolidated Balance Sheets.

On July 1, 2004 we closed on the sale of Forethought to FFS Holdings, Inc. As part of the consideration received in the transaction, we provided seller financing in the form of a note receivable with a face value of $107.7 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years and compounding semi-annually. No payments are due under the note until fiscal 2010 at which time annual payments of $10 million are required, with all remaining amounts, including unpaid interest, due at maturity.
Additional financing was also provided in the form of a $15.0 million debt service account associated with third-party secured financing obtained by FFS Holdings, Inc. under the transaction. We are scheduled to receive payments from this account beginning in fiscal 2007, at which time it will become subject to interest, with final repayment due in fiscal 2012.
Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, our earnings could be negatively impacted resulting in an adverse impact on our financial condition and results of operations.
5. Financing Agreements
Long-Term Debt
Long-term debt consists of the following:

	September 30,	September 30,
	2006	2005

Unsecured 8.50% debentures due on December 1, 2011	$52.1	$53.0

Unsecured 7.00% debentures due on February 15, 2024	20.0	20.1

Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8

Unsecured 4.50% debentures due on June 15, 2009	245.1	247.8

Total long-term debt	$347.0	$350.7

On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1.0 billion in debt and/or equity securities. The registration statement is effective and should provide us with significant flexibility with respect to our access to the public markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us.
On June 7, 2004, we issued $250 million of 4.5 percent coupon senior notes due 2009 under the universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement. The net proceeds from this borrowing were utilized to permanently finance the Mediq acquisition.
Beginning in June 2004, $200 million of our senior notes maturing on June 15, 2009 were subject to interest rate swap agreements, which effectively converts that portion of the senior notes from fixed to variable interest rates. For the 2006, 2005 and 2004 periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 4.9 percent, 2.9 percent and 1.7 percent, respectively. As of September 30, 2006, the interest rate swap contracts reflected a cumulative loss of $4.3 million, compared to a cumulative loss of $1.3 million as of September 30, 2005.

Near the end of the third quarter of fiscal year 2003, we terminated our then outstanding interest rate swap agreements on longer maturity coupon debt, realizing cash proceeds and deferred gains of $26.5 million. In June 2004, we also completed the open market repurchase of $47.3 million principal amount of such debt for $55.1 million. Upon completion of this repurchase, $2.2 million of the deferred gains related to the termination of the interest rate swap agreements were recognized, reducing the loss on repurchase of the debt to $6.4 million, which included the write-off of $0.7 million of debt issuance costs associated with the original debt placement. As of September 30, 2006 and 2005 total deferred gains were $6.1 million and $7.1 million, respectively. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates.
Other Borrowings
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
As of September 30, 2006, we: (i) had $14.3 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the credit facility, and (iii) had complete access to the remaining $385.7 million of borrowing capacity available under the credit facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2006 and 2005 we had $10.4 million and $5.5 million, respectively, outstanding under this credit line as reflected in Short-term borrowings in the Consolidated Balance Sheets. In addition, as of September 30, 2006, we had $13.6 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
We also have a capital lease obligation related to a portion of our French manufacturing facility. As of September 30, 2006 and 2005 we had outstanding obligations of $0.9 million and $1.4 million, respectively. These amounts are classified within Short-term borrowings and Other Long-Term Liabilities within our Consolidated Balance Sheets.
6. Retirement Plans
Hillenbrand and its subsidiaries have several defined benefit retirement plans covering approximately 70 percent of employees, including certain employees in foreign countries. At a minimum, we contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We acquired Mediq on January 30, 2004, including its retirement plans. All of our plans have a September 30 measurement date.

Effect on Operations
The components of net pension expense for defined benefit retirement plans in the United States for fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Service cost	$11.0	$10.4	$10.6

Interest cost	19.9	18.5	16.6

Expected return on plan assets	(24.4)	(19.6)	(16.3)

Amortization of unrecognized prior service cost, net	1.6	1.7	1.4

Amortization of net (gain) loss	1.5	—	—

Net periodic benefit cost	9.6	11.0	12.3

Curtailment loss (gain) and other one-time costs	—	2.1	(1.4)

Net pension expense	$9.6	$13.1	$10.9

Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our domestic defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$369.4	$310.6
Service cost	11.0	10.4
Interest cost	19.9	18.5
Amendments	—	2.1
Actuarial (gain) loss	(29.2)	38.8
Curtailment	—	(1.4)
Benefits paid	(11.7)	(9.6)

Benefit obligation at end of year	359.4	369.4

Change in plan assets:
Fair value of plan assets at beginning of year	299.3	215.5
Actual return on plan assets	24.4	15.9
Employer contributions	3.3	77.6
Benefits paid	(11.7)	(9.6)
Other	—	(0.1)

Fair value of plan assets at end of year	315.3	299.3

Funded status:
Plan assets less than benefit obligations	(44.1)	(70.1)
Unrecognized net actuarial loss	35.5	66.2
Unrecognized prior service cost	13.7	15.3

Net amount recognized	5.1	11.4

Amounts recorded in the Consolidated Balance Sheets:
Prepaid benefit costs	25.2	33.3
Accrued benefit costs	(25.4)	(31.8)
Accumulated other comprehensive income	3.1	7.5
Intangible asset	2.2	2.4

Net amount recognized	$5.1	$11.4

For most of our defined benefit retirement plans, the fair value of plan assets was less than the accumulated benefit obligation as of September 30, 2006 and 2005, resulting in the recognition of minimum pension liabilities of $5.3 million and $9.9 million, respectively. As of September 30, 2006, the fair value of plan assets exceeded the accumulated benefit obligation for our master defined benefit plan. The decrease noted in the recognized additional minimum pension liabilities related to the lower benefit obligation in fiscal 2006 resulting from the higher discount rate used to value the obligation, as outlined below in Actuarial Assumptions.
Accumulated Benefit Obligation
The accumulated benefit obligation for all domestic defined benefit pension plans was $318.4 million and $322.4 million at September 30, 2006 and 2005, respectively.
Selected information for our domestic plans with accumulated benefit obligations in excess of plan assets at September 30, 2006 and 2005, was as follows:

	September 30,	September 30,
	2006	2005

Projected benefit obligation	$58.3	$61.3
Accumulated benefit obligation	56.9	60.5
Fair value of plan assets	31.6	28.6

Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic qualified pension plans were as follows:

	2006	2005	2004

Discount rate for obligation	6.00%	5.50%	6.00%
Discount rate for expense	5.50%	6.00%	6.25%
Expected rate of return on plan assets	8.00%	8.00%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

The discount rates presented above and used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Plan Assets
The weighted average asset allocations of our domestic defined benefit plans at September 30, 2006 and 2005, by asset category, are as follows:

	2006		2005
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Equity securities	49%-61%	63%	61%
Fixed income securities	38%-48%	35%	37%
Real estate	0%- 1%	1%	1%
Other	0%- 1%	1%	1%

Total		100%	100%

The investment strategies and policies are set by the plans’ fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hillenbrand common stock represented 5 percent and 4 percent of trust assets at year-end 2006 and 2005, respectively, and is subject to a statutory limit when it reaches 10 percent of total trust assets.
Cash Flows
We expect to contribute approximately $2.1 million to our domestic defined benefit plans in fiscal year 2007.
In June 2005, we fully funded our master defined benefit retirement plan by contributing approximately $75.5 million. As a result, future funding requirements associated with this plan will be reduced. We do not anticipate contributing any additional funds to the master plan during fiscal year 2007.
Estimated Future Benefit Payments
The benefit payments, which reflect expected future service, are expected to be paid as follows (in millions):

Pension Benefits

2007	$12.3
2008	13.2
2009	14.2
2010	15.4
2011	16.7
2012-2016	107.9

Other
During fiscal year 2005, we amended the terms of one of our defined benefit pension plans for select bargaining unit employees to improve early retirement benefits. We also recognized curtailment losses within two of our defined benefit pension plans related to the closing of our Nashua, New Hampshire wood casket manufacturing plant and a reduction in plan participants in another plan resulting from our 2005 restructuring activities.
Subsequent to the January 30, 2004 acquisition of Mediq, we amended the Mediq pension plan to freeze all benefits effective April 30, 2004.
Employees hired after June 30, 2003 are no longer eligible for participation in the master defined benefit retirement plan, but participate in a new 401(k) retirement program that began January 1, 2004. Existing employees and those hired up to July 1, 2003 were given the opportunity to choose to continue participating in the master defined benefit retirement pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. Elections were completed as of September 30, 2003, and became effective January 1, 2004.

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
In addition to the above plans, we have an unfunded liability for defined benefit pension plans in Germany and France. The unfunded benefit obligation for these plans, which are included primarily in Other Long-Term Liabilities, was $11.9 million and $11.3 million at September 30, 2006 and 2005, respectively. Pension expense was immaterial in all reporting periods.
We also sponsor several defined contribution plans covering certain of our employees. Employer contributions are made to these plans based on a percentage of employee compensation. The cost of these defined contribution plans was $15.0 million, $14.7 million and $12.8 million for fiscal years 2006, 2005 and 2004, respectively.
7. Shareholders’ Equity
One million shares of preferred stock, without par value, have been authorized and none have been issued.
As of September 30, 2006, the Board of Directors had authorized the repurchase, from time-to-time, of up to 24,289,067 shares of the Company’s stock. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares. The purchased shares will be used for general corporate purposes. As of September 30, 2006, a total of 22,710,667 shares had been purchased at market trading prices, of which 18,908,598 shares remain in treasury.
8. Special Charges
2006 Actions
In the fourth fiscal quarter of 2006, we initiated restructuring actions taken to primarily right-size Hill-Rom’s North America field service organization in response to declines in rental revenue. This restructuring will result in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which are no longer strategically necessary, and resulted in a one-time charge of $4.2 million in the fourth quarter of fiscal 2006. The cash component of this charge is $2.6 million and the majority is to be paid in the next twelve months.
Also during 2006, we recorded additional special charges related to the continuation of restructuring activities in Europe, which commenced in the fourth quarter of 2005 and are discussed below. These actions include an ongoing voluntary severance program at our French manufacturing facility and the finalization of termination provisions related to certain international contract obligations. Such amounts recorded during fiscal 2006 were as follows:

	Balance at	Subsequent		Reversal/	Balance at
	9/30/2005	Provisions	Payments	Adjustment	9/30/2006

Severance and related benefits	$22.4	$3.1	$(18.5)	$(2.5)	$4.5
Contract termination costs	0.8	1.6	(0.4)	(0.8)	1.2

Totals	$23.2	$4.7	$(18.9)	$(3.3)	$5.7

2005 Actions
During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each including hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories were combined under this structure into a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on the progress we had made with the works council at our Pluvigner, France facility during the year with respect to voluntary departures, we took additional restructuring actions in the United States and Europe during the fourth quarter of 2005. These actions, which were approved by the Board of Directors on August 4, 2005, included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. The reduction in employees participating in our Supplemental Executive Retirement Plan as a result of these actions necessitated a curtailment charge of $1.2 million. The collective cost of these actions resulted in a fourth quarter pre-tax charge of $30.8 million, broken down by component as follows:

Pre-Tax Charge
Severance and related benefits	$24.0
Asset impairment	$4.8
Contract termination costs	$0.8
Curtailment charge	$1.2
All of these actions were expected to be completed over the course of twelve months. All costs other than those related to the impairment of assets were to be cash charges.
In addition to costs included directly in the fourth quarter charge, additional costs related directly to these actions were also expected to be incurred over a twelve to eighteen month period, most notably in Europe. These additional costs were originally estimated up to $10 million as the voluntary severance program at our French manufacturing facility continued to progress, but with the additional amounts recognized in fiscal 2006 and changes in circumstances, the remaining amount to be recognized is now estimated to range from $2 million to $4 million. Further, upon completion, we expect to have eliminated up to 600 positions on a worldwide basis.
For an update on the status of reserves originally provided and those provided in fiscal 2006 under these actions, see the table under 2006 Actions. Severance actions are now essentially complete, with the exception of ongoing volunteer activity at our French manufacturing facility. With respect to contract termination costs, all termination provisions have been finalized and payment of the incurred penalties will be completed in the second quarter of fiscal 2007.
In conjunction with and as a result of the actions being taken in Europe, in the fourth quarter we also wrote off $16.0 million of deferred tax assets. This write-off had no impact on cash. These deferred tax assets were originally recognized in fiscal 2004 as part of a strategy to change the structure of our French operations, including the creation of a new French entity and operating structure. As a result of the restructuring actions outlined above, implementation of the tax strategy was no longer economically prudent and the deferred tax assets were therefore written off. It should also be noted that the majority of the pre-tax restructuring charge associated with Europe was recorded without a tax benefit.
Also in the fourth quarter of 2005, Batesville Casket recorded a special charge of $0.8 million for severance and benefit-related costs resulting from a right-sizing of the operation. All charges associated with this action were paid in cash in fiscal 2006.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant (“Panola”). The consolidation of the two plants resulted in a total pre-tax charge of $4.5 million, that was realized through the completion of the consolidation in the second quarter of fiscal 2006. Cash components of this charge included $2.3 million in employee-related costs, including severance, pension and other termination benefits, and $1.6 million in costs related to the transfer of equipment, training of employees and other associated costs. The remaining $0.6 million consisted of non-cash charges resulting from the accelerated depreciation of equipment and amortization of software. Approximately $2.8 million of this charge was incurred in fiscal 2005, of which $1.5 million of severance and benefit costs was recorded as a special charge in the third quarter. At September 30, 2006, $0.2 million remained in the reserve.
Additionally, in the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2006, $0.6 million remained in the reserve.
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
2004 Actions
During the fourth fiscal quarter of 2004, we announced a restructuring intended to better align Hill-Rom’s financial and personnel resources to fully support its strategic initiatives, decrease overall costs, and improve overall performance in Europe. The plan included the expected elimination of approximately 130 salaried positions in the U.S. and approximately 100 positions in Europe and resulted in a fourth quarter charge of $7.1 million associated with severance and benefit-related costs. In relation to this realignment, the Hillenbrand corporate organization recorded an additional severance charge of $0.2 million. During fiscal 2006, $0.1 million of the originally recorded reserve was reversed, primarily related to the transfer of personnel to other open positions within the organization, and this action is now complete.
Other
In addition to the reserve balances outlined above, $1.8 million of accrued liabilities were outstanding at September 30, 2006 related to retirement obligations of W August Hillenbrand, a former Chief Executive Officer of the Company. Mr. Hillenbrand retired in the fourth calendar quarter of 2000.

9. Income Taxes
Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Income (loss) from continuing operations before income taxes:
Domestic	$335.4	$(104.6)	$322.7
Foreign	3.6	(11.3)	(14.9)

Total	$339.0	$(115.9)	$307.8

Income tax expense (benefit) from continuing operations:
Current provision:
Federal	$2.2	$43.9	$79.7
State	(7.9)	3.9	(0.4)
Foreign	3.4	2.7	2.9

Total current provision	(2.3)	50.5	82.2

Deferred provision:
Federal	109.6	(63.0)	27.8
State	9.5	(8.1)	4.6
Foreign	0.7	1.0	5.0

Total deferred provision	119.8	(70.1)	37.4

Income tax expense (benefit) from continuing operations	$117.5	$(19.6)	$119.6

Differences between income tax expense (benefit) from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income (loss) from continuing operations before income taxes for fiscal years 2006, 2005 and 2004 were as follows:

	2006		2005		2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Loss

Federal income tax (a)	$118.7	35.0	$(40.6)	35.0	$107.7	35.0
State income tax (b)	1.3	0.4	(12.7)	11.0	2.7	0.9
Foreign income tax (c)	1.0	0.3	3.5	(3.0)	0.5	0.2
Application of tax credits	(1.0)	(0.3)	(3.5)	3.0	(3.3)	(1.1)
Adjustment of estimated income tax accruals	(1.4)	(0.4)	(2.9)	2.5	11.0	3.6
Valuation of foreign net operating losses and other tax attributes	(0.1)	—	21.4	(18.5)	17.2	5.6
Impact from foreign restructuring	—	—	16.0	(13.8)	(16.0)	(5.2)
Other, net	(1.0)	(0.3)	(0.8)	0.7	(0.2)	(0.1)

Income tax expense (benefit) from continuing operations	$117.5	34.7	$(19.6)	16.9	$119.6	38.9

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30, 2006	September 30, 2005

Deferred tax assets:
Employee benefit accruals	$16.7	$21.0
Reserve for bad debts	22.2	11.4
Litigation and legal accruals	8.3	141.6
Capital loss carryforwards	54.0	63.7
Net operating loss carryforwards	6.8	14.5
Tax credit carryforwards	9.8	10.6
Foreign loss carryforwards and other tax attributes	29.2	27.6
Other, net	43.2	43.5

	190.2	333.9

Less: valuation allowance for capital losses, foreign loss and other tax attributes	(90.6)	(112.4)

Total deferred tax assets	99.6	221.5

Deferred tax liabilities:
Depreciation	68.7	65.8
Amortization	51.6	60.7
Other, net	8.1	9.3

Total deferred tax liabilities	128.4	135.8

Deferred tax (liability) asset — net	$(28.8)	$85.7

At September 30, 2006, we had $29.2 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $54.0 million of deferred tax assets related to capital loss carryforwards, which expire between 2008 and 2009; $6.8 million of deferred tax assets related to domestic net operating loss carryforwards, primarily for state income tax purposes, which expire between 2006 and 2025; $3.7 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2015; and $5.6 million of deferred tax assets related to alternative minimum tax credit carryforwards, with no expiration date; and $0.5 million of deferred tax assets related to state credits, which expire between 2010 and 2020.
The gross deferred tax assets as of September 30, 2006 were reduced by valuation allowances of $90.6 million, relating to foreign operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and state income tax operating loss carryforwards, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was reduced by $21.8 million during fiscal 2006 due to limited releases of valuation allowances on deferred tax assets realized or expected to be utilized and to a larger extent resulting from the elimination of deferred tax assets on which full valuation allowances were previously recorded. The elimination of these gross deferred tax assets related primarily to the final accounting for state tax operating losses associated with our litigation settlement and the impacts of audit adjustments on capital loss carryforwards.
As of September 30, 2004, we had developed a strategy to restructure our French operations. The restructuring involved the creation of a new French entity and the conversion of the existing French entities into a new operating structure. This resulted in the recognition of a related deferred tax asset of $16.0 million. When this strategy was abandoned in 2005 as part of the profit improvement initiatives being undertaken in France (see Note 8), the deferred tax asset was written off.
Our income tax return filings are subject to audit by various taxing authorities. In fiscal 2006, we recorded both benefits to income and additional accruals related to audit activity by the

Internal Revenue Service and various states. The net effect of these adjustments was the recognition of $1.4 million of tax benefit for fiscal 2006.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.
10. Earnings Per Common Share
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded in the calculation of dilutive earnings per share. Excluded were 1,507,790 shares, 1,123,383 shares and 198,190 shares for fiscal years 2006, 2005 and 2004, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For fiscal 2005, as a result of our loss from continuing operations, to avoid dilution of the loss our basic and diluted earnings per share are identical.
Earnings per share is calculated as follows:

	Fiscal Year Ended September 30,
	2006	2005	2004

Net income (loss) (in thousands)	$221,212	$(94,098)	$143,186

Average shares outstanding - Basic (thousands)	61,454	61,774	62,237

Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	123	—	488

Average shares outstanding - Diluted (thousands)	61,577	61,774	62,725

Income (loss) per common share from continuing operations — Basic	$3.61	$(1.56)	$3.02
(Loss) income per common share from discontinued operations — Basic	(0.01)	0.04	(0.72)

Net income (loss) per common share — Basic	$3.60	$(1.52)	$2.30

Income (loss) per common share from continuing operations — Diluted	$3.60	$(1.56)	$3.00
(Loss) income per common share from discontinued operations — Diluted	(0.01)	0.04	(0.72)

Net income (loss) per common share — Diluted	$3.59	$(1.52)	$2.28

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
As of September 30, 2006, 2,472,068 option shares have been granted and 751,291 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 588,574 restricted stock units (RSUs), or deferred stock awards, have been granted and 114,871 RSUs have been cancelled under the Stock Incentive Plan. A total of 3,100,131 shares remain available for future grants under all aspects of the Stock Incentive Plan.
The compensation cost that was charged against income for all plans was $6.2 million, $4.1 million and $4.2 million for the years ended September 30, 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for stock compensation agreements was $2.3 million, $1.5 million and $1.6 million for fiscal years 2006, 2005 and 2004, respectively. Had we followed SFAS No. 123 instead of APB Opinion No. 25, and as disclosed in the additional pro forma information in Note 1, we would have recorded additional net-of-tax charges of $7.3 million and $5.1 million for the years ended September 30, 2005 and 2004, respectively.
We have a policy of repurchasing shares on the open market to satisfy stock option exercises and stock distributions. At September 30, 2006, the Company holds 18,908,598 shares of Treasury Stock, and therefore will not be required to purchase additional shares in fiscal 2007 to satisfy stock option exercises and share distributions.
Stock Options
The fair value of option grants under our Stock Incentive Plan and the predecessor 1996 Stock Option Plan are estimated on the date of grant. Prior to fiscal year 2005 we used the Black-Scholes option-pricing model, but all stock options granted subsequent to October 1, 2004 are valued with the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. For these reasons, we believe the Binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model. The weighted average fair value of options granted was $12.21, $13.19 and $15.55 per share for fiscal years 2006, 2005 and 2004, respectively. The following assumptions were used in the determination of fair value in each period:

	2006	2005	2004
Risk-free interest rate	4.3 - 4.7%	2.6 - 4.1%	3.7%
Dividend yield	1.8 - 2.3%	1.7 - 2.1%	1.8%
Weighted average dividend yield	2.0%	1.8%	1.8%
Volatility factor	20.1 - 25.3%	20.2 - 25.9%	26.3%
Weighted average volatility factor	22.7%	23.5%	26.3%
Weighted average expected life	7.8 years	6.8 years	6.0 years

The risk free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and our expectation of dividend payouts. Our computation of expected volatility for the valuation of stock options granted is based on historical volatility. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by the Company.
The following table summarizes transactions under our current and predecessor stock option plans for fiscal year 2006:

			Weighted
	Weighted	Weighted	Average	Aggregate
	Average	Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
Options	Shares	Price	Term	(in millions)

Outstanding at October 1, 2005	2,338,341	$51.21
Granted	444,518	49.75
Exercised	(116,665)	44.91
Forfeited	(185,567)	54.94

Outstanding at September 30, 2006	2,480,627	$50.97	5.91	$16.0

Exercisable at September 30, 2006	2,059,809	$51.21	5.24	$13.0

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Hillenbrand’s closing stock price of $56.98 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of Hillenbrand’s stock.
As of September 30, 2006, there was $3.9 million of total unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $0.9 million, $3.3 million and $9.4 million, respectively.
On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.
Restricted Stock Units
The value of RSUs is the fair value at the date of grant, with nonvested grants ranging between $48.96 and $69.25 per share. The grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2006, a total of 9,149 stock units have accumulated on nonvested RSUs due to dividend reinvestment.

The following table summarizes transactions for our nonvested RSUs, excluding dividend reinvestment units, for fiscal year 2006:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Share Units	Fair Value

Nonvested RSUs at October 1, 2005	198,880	$55.84
Granted	180,999	51.14
Vested	(82,870)	53.58
Forfeited	(23,298)	54.43

Nonvested RSUs at September 30, 2006	273,711	$53.54

As of September 30, 2006, there was $10.4 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 3.4 years. The total vest date fair value of shares vested during 2006, 2005 and 2004 was $4.2 million, $2.8 million and $5.4 million, respectively.
Vested Deferred Stock
Under the terms of the Stock Incentive Plan and the predecessor 1996 Stock Option Plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted deferred stock awards, which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period of six months after the date that a director ceases to be a member of our Board of Directors. In 2006 and 2005, the annual grant consisted of 1,800 RSUs for each non-employee director. The annual grant for the Chairman of the Board is 3,500 RSUs. A total of 52,730 deferred shares are payable in common stock as of September 30, 2006 under this program.
Members of the Board of Directors may elect to defer fees earned and invest them in common stock equivalents of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 2,414 deferred shares are payable in common stock as of September 30, 2006 under this program.
We have historically had various other stock-based compensation programs, which like our current RSU program, allowed deferrals after vesting to be set-up as deferred stock. As of September 30, 2006, there are 72,368 shares which are deferred, but fully vested and payable in common stock under the RSU and other stock-based compensation programs.
12. Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
The carrying amounts of the private equity limited partnerships retained in the sale of Forethought and the other minority investments included as a component of Investments within our Consolidated Balance Sheets were $37.1 million and $47.6 million at September 30, 2006 and 2005. The fair value of equity method investments is not readily available and disclosure is not required.

The seller financing provided upon the divestiture of Forethought, including the seller note, debt service account and preferred stock, are classified as held-to-maturity securities and recorded at amortized cost. The carrying amounts of these securities are $114.4 million, $12.6 million and $27.2 million, respectively, for a cumulative total of $154.2 million. Using a discount rate that approximates the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the securities is estimated to approximate $142.6 million as of September 30, 2006.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $347.0 million and $352.4 million at September 30, 2006 and $350.7 million and $355.3 million at September 30, 2005, respectively.
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. We had cash flow currency derivative instruments outstanding in the contract amount of $14.5 million at September 30, 2006 and those derivative instruments had a fair value of $0.3 million. We had no outstanding cash flow currency derivative contracts at September 30, 2005. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
During 2004, we entered into interest rate swap agreements to effectively convert a portion of our fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200 million. There is no hedge ineffectiveness as each swap meets the short-cut method requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. As a result, changes in the fair value of the interest rate swap agreements during their term offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. As of September 30, 2006, the interest rate swap agreements reflected a cumulative loss of $4.3 million, compared to a cumulative loss of $1.3 million at September 30, 2005.
13. Supplementary Information
The following amounts were charged to income from continuing operations for fiscal years 2006, 2005 and 2004:

	2006	2005	2004

Rental expense	$26.4	$25.9	$25.5
Research and development costs	$42.1	$50.5	$55.8

The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $69.8 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2007	$24.7
2008	$18.5
2009	$12.1
2010	$7.0
2011	$4.2
2012 and beyond	$3.3

We are in year four of a seven-year agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original agreement had a cumulative estimated cost of $187 million. As of September 30, 2006, the remaining commitment of $100.1 million will continue to be incurred in nearly equal amounts over the remaining term of the agreement. To date, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement. Over the agreement we have also terminated and resourced areas covered under the agreement which result in a reduction to our commitments. The effect of these increases and decreases to the original agreement nearly offset to the cost of our original seven year agreement.
The table below provides supplemental information to the Statements of Consolidated Cash Flows for fiscal years 2006, 2005 and 2004:

	2006	2005	2004

Cash paid for:
Income taxes	$15.8	$47.7	$84.1
Interest	$18.9	$14.4	$9.8
Non-cash investing activities:
Seller financing on Forethought disposition	$—	$—	$123.5
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$5.5	$20.0	$17.2

14. Segment Reporting
As discussed in Note 1, we are organized into two operating companies, Hill-Rom and Batesville Casket. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company. Accordingly, Hill-Rom’s segment activities are reported herein in a manner consistent with the way management monitors its performance.
Anticipated Segment Reporting (beginning in fiscal 2007)
In October 2006, we unveiled new operational strategies and associated initiatives for our two operating companies. Accordingly, Hill-Rom’s organization structure is being modified to better align with those strategies and initiatives. The new structure will categorize Hill-Rom activities into three commercial divisions, reflecting our broad customer segments. Sourcing, manufacturing, and product development will continue to be combined under one function to support these commercial divisions. When combined with the Batesville Casket segment, our 2007 reporting segments are expected to be as follows:
•	North America Acute Care

•	North America Post-Acute Care

•	International and Surgical

•	Batesville Casket
While we have been working diligently with respect to the adoption and implementation of this new organizational structure, we have not yet begun to report financial information consistent with the new structure. As a result, we will continue to report segment information consistent with the prior year reporting structure. We anticipate beginning to report under the new structure in early 2007, and at that time we intend to conform the reporting for prior periods to the new structure.

Existing Segment Reporting
In July 2005, we announced several changes intended to simplify both the Corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses. Hill-Rom established two commercial divisions, one focusing on North America and one focusing internationally, each consisting of hospital bed frames, therapy support surfaces and services businesses with supporting sales, marketing and field service organizations. Hill-Rom also combined sourcing, manufacturing, and product development under one new function to support these two commercial divisions. Home care products and services and surgical accessories were combined under this structure into a separate, fully integrated division. At the same time, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom. Therefore, during fiscal 2006, our operating structure contains the following reporting segments:
•	Hill-Rom North America

•	Hill-Rom International

•	Hill-Rom Home Care and Surgical Accessories

•	Batesville Casket
In addition to those reporting segments, we break out certain functional costs and eliminations to aid in the reconciliation of segment information to consolidated Hillenbrand financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

Financial information regarding our reportable segments during 2006 and 2005 is presented below:

			Home Care	Functional	Hill-Rom/	Batesville
	NASSM	International	& Surgical	Costs	Corporate	Casket	Consolidated

2006
Net revenues	$954.1	$217.2	$117.0	$—	$1,288.3	$674.6	$1,962.9
Divisional income (loss)	$340.6	$49.1	$23.6	$(257.2)	$156.1	$189.1	$345.2
Public entity costs and other					$(24.5)
Income (loss) from continuing operations before income taxes, litigation credits and special charges					$151.9	$190.2	$342.1
Litigation credits							$(2.3)
Special charges							$5.4

Income from continuing operations before income taxes							$339.0
Income tax expense							$117.5

Income from continuing operations							$221.5
Loss from discontinued operations (a)							$(0.3)

Net income							$221.2

Assets					$1,663.2	$289.0	$1,952.2
Capital expenditures and intangibles					$73.7	$18.9	$92.6
Depreciation and amortization					$91.0	$17.8	$108.8

2005

Net revenues	$950.9	$210.0	$117.8	$—	$1,278.7	$659.4	$1,938.1
Divisional income (loss)	$355.1	$46.6	$28.4	$(297.7)	$132.4	$179.5	$311.9
Public entity costs and other					$(27.1)
Income (loss) from continuing operations before income taxes, litigation charge and special charges					$98.4	$180.6	$279.0
Litigation charge (b)							$358.6
Special charges (c)							$36.3

Loss from continuing operations before income taxes							$(115.9)
Income tax benefit							$(19.6)

Loss from continuing operations							$(96.3)
Income from discontinued operations (a)							$2.2

Net loss							$(94.1)

Assets					$1,945.3	$283.9	$2,229.2
Capital expenditures and intangibles					$104.3	$16.9	$121.2
Depreciation and amortization					$95.7	$18.3	$114.0

(a)	Reflects results of Forethought, including Forethought Federal Savings Bank, classified as discontinued operations.

(b)	Reflects antitrust litigation charge of $226.1 (after tax) related to Hill-Rom.

(c)	Reflects realignment charges for all businesses totaling $36.3 million, including the change in architecture at Hill-Rom, the consolidation of Corporate and Hill-Rom functions, the closure of a wood casket manufacturing facility and CEO transition costs.
While we revised the results of fiscal 2005 to conform with our fiscal 2006 reporting segments, we were unable to present fiscal 2004 on this basis as it was impracticable to do so. As such, the fiscal 2004 segment data is presented below in a manner consistent with our prior segment reporting basis, wherein Hill-Rom was split into Americas/Asia Pacific and EMEA (Europe, Middle East and Africa) reporting segments.

			Functional
	Americas/		Costs and	Total	Batesville	Corporate
	Asia Pacific	EMEA	Eliminations	Hill-Rom	Casket	and Other	Consolidated

2004
Net revenues	$1,002.1	$186.9	$—	$1,189.0	$640.3	$—	$1,829.3
Intersegment revenues	$27.1	$8.1	$(35.2)	$—
Divisional income (loss)	$299.2	$(0.9)	$(119.9)	$178.4
Income (loss) from continuing operations before income taxes and special charges (d)				$178.7	$188.5	$(53.9)	$313.3
Special charges (e)							$5.5

Income from continuing operations before income taxes							$307.8
Income tax expense							$119.6

Income from continuing operations							$188.2
Loss from discontinued operations (f)							$(45.0)

Net income							$143.2

Assets				$1,272.2	$278.7	$518.8	$2,069.7
Capital expenditures and intangibles				$98.2	$17.0	$9.3	$124.5
Depreciation and amortization				$80.8	$18.8	$8.5	$108.1

(d)	Corporate and Other includes $6.4 million on the extinguishment of debt ($4.0 million after tax)

(e)	Reflects a $5.5 million charge related to a realignment of financial and personnel resources at Hill-Rom.

(f)	Reflects results of Forethought, including Forethought Federal Savings Bank, and Hill-Rom’s piped-medical gas and infant care businesses classified as discontinued operations. Results for 2004 included the loss on disposal of Forethought of $88.6 million (after tax) and a net gain on the disposition of the piped-medical gas and infant care businesses of a combined $18.3 million (after tax).
Hill-Rom performance under each segment reporting presentation is measured on a divisional income basis before special items. While there are no intersegment sales on the reporting basis for fiscal 2006 and 2005, intersegment sales between Americas/Asia Pacific and EMEA in fiscal 2004 are generally accounted for at current market value or cost plus markup. Divisional income for all fiscal years represents the division’s gross profit less their direct operating costs. Functional costs for fiscal 2006 and 2005 include common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the segments; along with operations and development costs such as fixed manufacturing overhead, research and development, and distribution. Functional costs and eliminations for fiscal 2004 also include the common costs outlined above, along with intercompany eliminations, but exclude the operations and development costs which were allocated among the divisions in that year. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information.
The reporting segment of Batesville Casket is measured on the basis of income from continuing operations before income taxes and special charges. Intersegment sales do not occur between Hill-Rom and Batesville Casket.
Geographic Information
Most of our operations outside the United States are in Europe and consist of the manufacturing, selling and renting of health care products.

Geographic data for net revenues from continuing operations and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Net revenues to unaffiliated customers: (a)
United States	$1,710.2	$1,676.2	$1,586.4
Foreign	252.7	261.9	242.9

Total revenues	$1,962.9	$1,938.1	$1,829.3

Long-lived assets: (b)
United States	$881.8	$908.6	$918.0
Foreign	59.0	64.6	73.6

Total long-lived assets	$940.8	$973.2	$991.6

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.
15. Financial Services
Forethought and its subsidiaries served funeral and cemetery planning professionals with life insurance policies, trust products and marketing support for Forethought® funeral planning.
Forethought held investments comprised predominantly of U.S. Treasuries and agencies, high-grade corporate and foreign bonds, with smaller investments in equities, commercial mortgage loans, high-yield corporate bonds and limited partnerships. Those investments were carried on the Consolidated Balance Sheets at fair value. Forethought’s objective was to purchase investment securities with maturities that matched the expected cash outflows of policy benefit payments. The investment portfolio was constantly monitored to ensure assets matched the expected payment of the liabilities. Securities were also sold in other circumstances, including concern about the credit quality of the issuer. Cash (unrestricted as to use) was held for future investment.
The cost used to compute realized gains and losses was determined by specific identification. Proceeds and realized gains and losses from the sale of investment securities available-for-sale and from write-downs associated with other-than-temporary declines in value (impairments) were as follows for fiscal year 2004:

2004

Proceeds	$416.8
Realized gross gains	$13.9
Realized gross losses	$10.0

Forethought’s life insurance companies were restricted in the amount of dividends that they could distribute to their shareholders without approval of the department of insurance in their respective states of domicile. In December 2003, Forethought Life Insurance Company paid a dividend of $28.6 million to Hillenbrand Industries, Inc.

16. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2006 Quarter Ended	12/31/05	3/31/06	6/30/06	9/30/06	9/30/06

Net revenues	$477.5	$495.6	$469.3	$520.5	$1,962.9
Gross profit	203.3	213.9	202.4	230.2	849.8
Income from continuing operations	48.6	54.5	51.1	67.3	221.5
(Loss) from discontinued operations	(0.3)	—	—	—	(0.3)

Net income	48.3	54.5	51.1	67.3	221.2
Basic net income per common share	$0.79	$0.89	$0.83	$1.09	$3.60
Diluted net income per common share	$0.79	$0.89	$0.83	$1.09	$3.59

					Fiscal Year
					Ended
2005 Quarter Ended	12/31/04	3/31/05	6/30/05	9/30/05	9/30/05

Net revenues	$474.8	$500.7	$466.0	$496.6	$1,938.1
Gross profit	209.4	222.3	199.1	209.7	840.5
Income (loss) from continuing operations (a)	43.5	53.6	37.7	(231.1)	(96.3)
Income from discontinued operations	0.1	0.4	0.3	1.4	2.2

Net income (loss)	43.6	54.0	38.0	(229.7)	(94.1)
Basic net income (loss) per common share	$0.70	$0.87	$0.62	$(3.75)	$(1.52)
Diluted net income (loss) per common share	$0.70	$0.87	$0.61	$(3.75)	$(1.52)

(a)	Reflects numerous charges, including a fourth quarter litigation charge of $226.1 million (after tax), realignment charges for all businesses totaling $27.1 million (after tax), primarily in the third and fourth quarters, and a rental asset inventory loss at Hill-Rom associated with a fourth quarter physical inventory of $3.0 million (after tax).
17. Legal Proceedings
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
As of November 7, 2005, all proceedings in the lawsuit were stayed except those relating to the parties’ efforts to complete a settlement. On February 3, 2006 the Court preliminarily approved a definitive agreement to settle the case for $337.5 million in cash entered into as of February 2, 2006 among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System and its attorneys. The Court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. As finally approved by the Court, the settlement resolves all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.
The settlement agreement includes Hill-Rom’s commitment to continue certain company-initiated discounting practices for a period of three years. Essentially, Hill-Rom implemented a policy in October 2002, which it has agreed to follow until at least February 2009. Under that policy, which did not represent a material change in our discounting practices, Hill-Rom refrains from entering into new contracts that condition incremental discounts on Hill-Rom® hospital beds or architectural products on commitments to rent therapy products from Hill-Rom. While such products may be sold together, rental therapy products are separately priced and discounted. Under the settlement Hill-Rom may continue to offer all other discounts such as volume discounts, early payment discounts, capitation, etc. Further, the discounting practices that gave rise to the Spartanburg litigation have already been discontinued (or will be discontinued on the expiration of certain existing contracts) and have been replaced by alternative practices for each of the last four fiscal years. Therefore, any impact of the discontinuance of such practices on our business is already fully reflected in our reported results.
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts are not probable of payment. We paid the remaining $266.3 million of the settlement amount into escrow in August 2006 and have retained a $21.2 million litigation accrual associated with the opt-outs.
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and its Batesville Casket Company, Inc. subsidiary (“Batesville”), in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit is largely based on similar factual allegations to the FCA Action. The company intends to move to transfer this case to the Southern District of Texas in order to coordinate this action with the FCA Action.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. The Fancher plaintiffs sought certification of a broader class: all United States consumers and entities who purchased Batesville caskets from any source at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief. On October 18, 2006, the district court denied Batesville’s, Hillenbrand’s, and other defendants’ November 2005 motions to dismiss the amended FCA complaint.
A scheduling hearing occurred on December 6, 2005. As a result, the Class Certification hearing is scheduled to occur from December 4-7, 2006. The trial in the FCA matter is scheduled to begin on or about February 4, 2008.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs and injunctive relief.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied Hillenbrand’s and Batesville’s December 2005 motions to dismiss the amended Pioneer Valley complaint. The class certification hearing in the Pioneer Valley case is currently scheduled to begin on or about December 7-8, 2006.
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
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands (“CIDs”) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville has been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general. To date, no claims have been filed against Batesville.
In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom is a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the Attorney General’s Office. Hill-Rom has responded to those interrogatories. We are cooperating with the Attorney General’s investigation. To date, no claims have been filed against Hill-Rom.
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
18. Subsequent Event
On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD, a leader in acute and post-acute hospital beds and furniture in Australia, for approximately $15 million plus acquisition costs incurred in relation to this transaction. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products, and we believe that several Medicraft products can be adapted for global and price-sensitive bed market segments throughout the world. Activities of the acquired entity will be included in our Consolidated Financial Statements on a prospective basis commencing with the date of acquisition.
Also in October 2006, Hill-Rom entered into an agreement to acquire a manufacturing facility in Mexico, to which we plan to move a portion of Hill-Rom’s manufacturing capacity for products used in lower acuity care settings and selected post-acute care settings. The acquisition of that facility is contingent upon the successful completion of certain due diligence, which is expected to be completed during our first quarter of fiscal 2007, and if completed will entail a purchase price of approximately $16 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with the independent registered public accounting firm.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As outlined in our prior year Form 10-K and previously discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, the implementation of our rental business system in the third quarter of fiscal 2005 adversely impacted Hill-Rom’s domestic rental revenues in both fiscal 2005 and 2006. Specifically, significant complexities and inherent business process changes associated with this implementation resulted in numerous issues related to the start-up and operation of this system, including incorrect billings to customers and resulting challenges in the collection of accounts receivable, inefficiencies in fulfillment of customer orders, strained customer relationships and, ultimately, the loss of some business. As a result of these issues, management concluded as of September 30, 2005 that it had two significant deficiencies in internal controls related to the rental business system.
During fiscal 2006, we took action to implement various new controls and processes to address the system and related business process issues. We have conducted extensive testing of these enhanced controls and processes and have concluded that the significant deficiencies related to the rental business system have now been successfully remediated.

Item 9B. OTHER INFORMATION
2007 Executive Officer Annual Base Salaries
On November 30, 2006, the Compensation and Management Development Committee of the Board of Directors of the Company (“Committee”) approved the annual base salaries effective January 1, 2007 for our executive officers, including the Named Executive Officers other than our Chief Executive Officer. The following table shows the 2007 annual base salaries for those Named Executive Officers:

2007 Annual
Name and Position	Base Salary

Gregory N. Miller, Senior Vice President and Chief	$378,000
Financial Officer

Kenneth A. Camp, Senior Vice President of Hillenbrand	$430,400
Industries and President and Chief Executive Officer of
Batesville Casket Company, Inc.

Patrick D. de Maynadier, Vice President, General Counsel	$352,300
and Secretary

Kimberly K. Dennis, Vice President, Information	$288,000
Technology of Hillenbrand Industries and Senior Vice
President, Post-Acute Care (North America) and
Information Technology of Hill-Rom Company, Inc.
Mr. Soderberg’s 2007 annual base salary is still under review by the Committee. For each other Named Executive Officer, the base salaries shown above reflect an increase from the base salaries currently in effect. These increases include merit increases based on individual performance, as well as a previously approved one time salary adjustment related to the elimination of restricted stock unit awards that previously had been made in lieu of certain perquisite compensation elements that were discontinued in 2004.
In connection with the determination of the 2007 annual base salaries, the Committee’s independent compensation consultant, Ernst & Young, provided peer group proxy and survey data regarding the amount of base salary at the median and seventy fifth percentile. These data were used as one reference point by the Committee in its decisions to increase the base salaries of each of the Named Executive Officers identified above.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2007 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct is incorporated by reference to the 2007 Proxy Statement, where such information is included under the heading “About the Board of Directors.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement, where such information is included under the headings “About the Board of Directors” and “Compensation Committee Interlocks and Insider Participation.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 71.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 71.

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
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Fiscal 2006 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 1.01 of Form 8-K dated September 30, 2005)

10.3	Description of Fiscal 2007 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 5.02 of Form 8-K dated November 29, 2006)

10.4	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.5	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.6	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.7	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.8	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.9	Change in Control Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-K for the year ended September 30, 2005)

10.10	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Gregory N. Miller, Patrick D. de Maynadier and Kenneth A. Camp (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2005)

10.11	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.12	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.13	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.14	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.15	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.16	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.17	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.18	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.19	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including John H. Dickey (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.20	Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2005)

10.21	Amended Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2005)

10.22	Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.23	Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2005)

10.24	Employment Agreement between Hillenbrand Industries, Inc. and Richard G. Keller dated March 22, 2004 (Incorporated herein by reference to Exhibit 10.26 filed with Form 10-K for the year ended September 30, 2005)

10.25	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.26	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

10.27	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005)

10.28	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005)

10.29	Description of Aircraft Use and Gross Up Policy for Interim President and Chief Executive Officer (Incorporated herein by reference to Item 1.01 of Form 8-K dated November 30, 2005)

10.30	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005)

10.31	Separation and Release Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated effective July 31, 2005 (Incorporated herein by reference to Exhibit 10.33 filed with Form 10-K for the year ended September 30, 2005)

10.32	Separation and Release Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated effective July 31, 2005 (Incorporated herein by reference to Exhibit 10.34 filed with Form 10-K for the year ended September 30, 2005)

10.33	Litigation Support Consulting Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated August 19, 2005 (Incorporated herein by reference to Exhibit 10.35 filed with Form 10-K for the year ended September 30, 2005)

10.34	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

10.35	Employment and Change in Control Agreements between Hillenbrand Industries, Inc. and Peter H. Soderberg dated February 7, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K dated February 9, 2006)

10.36	Letter regarding Supplemental Benefit under Supplemental Executive Retirement Plan and Stock Award between Hillenbrand Industries, Inc. and Kenneth A. Camp dated March 16, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K filed March 17, 2006)
Other Exhibits
10.37	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.38	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.39	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.40	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.41	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.42	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.43	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

10.44	Settlement Agreement relating to Spartanburg antitrust litigation [Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

14	Hillenbrand Industries, Inc. Code of Ethics (Incorporated herein by reference to Exhibit 14 filed with Form 10-Q for the quarter ended March 31, 2005)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors

99.2	Charter of Finance Committee of Board of Directors

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.4	Charter of Compensation and Management Development Committee of Board of Directors

99.5	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

SCHEDULE II
HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2006, 2005 and 2004
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD
Reserves deducted from assets to which they apply:

Allowance for possible losses, early pay discounts, and sales returns — accounts receivable:

Period Ended:

September 30, 2006	$39.3	$3.4	$33.4	(a)	$(17.3	)(b)	$58.8

September 30, 2005	$30.7	$7.5	$12.7	(a)	$(11.6	)(b)	$39.3

September 30, 2004	$26.0	$3.6	$20.2	(a)	$(19.1	)(b)	$30.7

Allowance for inventory valuation:

Period Ended:

September 30, 2006	$28.4	$7.5	$—		$(4.8	)(c)	$31.1

September 30, 2005	$29.5	$8.4	$—		$(9.5	)(c)	$28.4

September 30, 2004	$22.4	$8.0	$5.9	(a)	$(6.8	)(c)	$29.5

Valuation allowance against deferred tax assets:

Period Ended:

September 30, 2006	$112.4	$(0.1)	$—		$(21.7	)(e)	$90.6

September 30, 2005	$86.1	$21.4	$4.9	(d)	$—		$112.4

September 30, 2004	$5.2	$80.9	$—		$—		$86.1

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Reflects reclasses within the deferred tax accounts and adjustments to the opening balance sheet goodwill of acquisitions to properly reflect the valuation allowance on acquired state net operating losses.

(e)	Reflects reclasses within the deferred tax accounts and adjustments to the opening balance sheet goodwill of acquisitions to properly reflect the valuation allowance on acquired state net operating losses. Reflects write-offs of deferred tax assets against the valuation allowance.

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO	DEDUCTIONS	BALANCE
	BEGINNING	COSTS AND	OTHER	NET OF	AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	RECOVERIES	OF PERIOD
Allowances for special charges:

Period Ended:

September 30, 2006

Severance and Employee Benefit Costs	$25.4	$5.6	$—	$(23.6)	$7.4

Contract Termination Costs	$0.8	$1.6	$—	$(1.2)	$1.2

Other	$0.3	$1.6	$—	$(1.9)	$—

Retirement of CEO	$3.8	$—	$—	$(1.4)	$2.4

	$30.3	$8.8	$—	$(28.1)	$11.0

September 30, 2005

Severance and Employee Benefit Costs	$7.5	$27.8	$—	$(9.9)	$25.4

Contract Termination Costs	$—	$0.8	$—	$—	$0.8

Other	$—	$6.6	$—	$(6.3)	$0.3

Retirement of CEO	$3.0	$2.4	$—	$(1.6)	$3.8

	$10.5	$37.6	$—	$(17.8)	$30.3

September 30, 2004

Severance and Employee Benefit Costs	$6.5	$7.3	$—	$(6.3)	$7.5

Retirement of CEO	$4.0	$—	$—	$(1.0)	$3.0

	$10.5	$7.3	$—	$(7.3)	$10.5

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

By:	/s/	Peter H. Soderberg

Peter H. Soderberg
President and Chief Executive Officer
Dated: December 5, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Rolf A. Classon	/s/	John A. Hillenbrand II

	Rolf A. Classon		John A. Hillenbrand II
	Chairman of the Board		Director

/s/	Peter H. Soderberg	/s/	Ray J. Hillenbrand

	Peter H. Soderberg		Ray J. Hillenbrand
	President and Chief Executive Officer		Director

/s/	Joanne C. Smith, M.D.	/s/	W August Hillenbrand

	Joanne C. Smith, M.D.		W August Hillenbrand
	Director		Director
Vice Chairperson of the Board

/s/	Gregory N. Miller	/s/	Mark D. Ketchum

	Gregory N. Miller		Mark D. Ketchum
	Senior Vice President and		Director
Chief Financial Officer

/s/	Richard G. Keller	/s/	Eduardo R. Menascé

	Richard G. Keller		Eduardo R. Menascé
	Vice President — Controller and		Director
Chief Accounting Officer

/s/	Charles E. Golden	/s/	Anne Griswold Peirce, R.N. Ph.D.

	Charles E. Golden		Anne Griswold Peirce, R.N. Ph.D.
	Director		Director
Dated: December 5, 2006

HILLENBRAND INDUSTRIES, INC.
INDEX TO EXHIBITS
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated herein by reference to Exhibit 3 filed with Form 10-K for the year ended November 28, 1992)

3.2	Amended and Restated Code of Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 filed with Form 10-K for the year ended September 30, 2003)

4.1	Indenture dated as of December 1, 1991, between Hillenbrand Industries, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2	Supplemental Indenture No. 1 dated as of June 7, 2004, between Hillenbrand Industries, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Fiscal 2006 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 1.01 of Form 8-K dated September 30, 2005)

10.3	Description of Fiscal 2007 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 5.02 of Form 8-K dated November 29, 2006)

10.4	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.5	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.6	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.7	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.8	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.9	Change in Control Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-K for the year ended September 30, 2005)

10.10	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Gregory N. Miller, Patrick D. de Maynadier and Kenneth A. Camp (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2005)

10.11	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.12	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.13	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.14	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.15	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.16	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.17	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.18	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.19	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including John H. Dickey (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.20	Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2005)

10.21	Amended Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2005)

10.22	Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.23	Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2005)

10.24	Employment Agreement between Hillenbrand Industries, Inc. and Richard G. Keller dated March 22, 2004 (Incorporated herein by reference to Exhibit 10.26 filed with Form 10-K for the year ended September 30, 2005)

10.25	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.26	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

10.27	Employment Agreement between Hillenbrand Industries, Inc. and Rolf A. Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K/A dated May 11, 2005)

10.28	Stock Award between Hillenbrand Industries, Inc. and Rolf Classon dated June 20, 2005 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K/A dated May 11, 2005)

10.29	Description of Aircraft Use and Gross Up Policy for Interim President and Chief Executive Officer (Incorporated herein by reference to Item 1.01 of Form 8-K dated November 30, 2005)

10.30	Separation and Release Agreement between Hillenbrand Industries, Inc. and Frederick W. Rockwood dated July 12, 2005 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated July 12, 2005)

10.31	Separation and Release Agreement between Hillenbrand Industries, Inc. and Scott K. Sorensen dated effective July 31, 2005 (Incorporated herein by reference to Exhibit 10.33 filed with Form 10-K for the year ended September 30, 2005)

10.32	Separation and Release Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated effective July 31, 2005 (Incorporated herein by reference to Exhibit 10.34 filed with Form 10-K for the year ended September 30, 2005)

10.33	Litigation Support Consulting Agreement between Hill-Rom, Inc. and R. Ernest Waaser dated August 19, 2005 (Incorporated herein by reference to Exhibit 10.35 filed with Form 10-K for the year ended September 30, 2005)

10.34	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors

10.35	Employment and Change in Control Agreements between Hillenbrand Industries, Inc. and Peter H. Soderberg dated February 7, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K dated February 9, 2006)

10.36	Letter regarding Supplemental Benefit under Supplemental Executive Retirement Plan and Stock Award between Hillenbrand Industries, Inc. and Kenneth A. Camp dated March 16, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K filed March 17, 2006)
Other Exhibits
10.37	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.38	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.39	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.40	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.41	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.42	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.43	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

10.44	Settlement Agreement relating to Spartanburg antitrust litigation [Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

14	Hillenbrand Industries, Inc. Code of Ethics (Incorporated herein by reference to Exhibit 14 filed with Form 10-Q for the quarter ended March 31, 2005)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Charter of Audit Committee of Board of Directors

99.2	Charter of Finance Committee of Board of Directors

99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors

99.4	Charter of Compensation and Management Development Committee of Board of Directors

99.5	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.6	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.7	Position Specification for Member of Board of Directors

99.8	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)