Form 10-Q
period 2006-12-31
HILLENBRAND INDUSTRIES INC
filed 2007-02-07
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006 Commission File No. 1-6651
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
Common Stock, without par value – 61,533,295 shares as of January 31, 2007.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly
	Period Ended
	12/31/06	12/31/05
Net Revenues
Health Care sales	$210.8	$195.3
Health Care rentals	110.2	116.5
Funeral Services sales	162.2	165.7

Total revenues	483.2	477.5

Cost of Revenues
Health Care cost of goods sold	122.4	118.1
Health Care rental expenses	53.2	55.2
Funeral Services cost of goods sold	93.4	100.9

Total cost of revenues	269.0	274.2

Gross Profit	214.2	203.3

Other operating expenses	135.1	132.7
Special charges	—	2.4

Operating Profit	79.1	68.2

Other income (expense), net:
Interest expense	(5.7)	(5.0)

Investment income and other	8.8	14.8

Income from Continuing Operations Before Income Taxes	82.2	78.0

Income tax expense (Note 8)	30.3	29.4

Income from Continuing Operations	51.9	48.6

Discontinued Operations (Note 4):

Loss from discontinued operations before income taxes (including loss on divestiture of $0 and $1.0)	—	(0.5)
Income tax benefit	—	(0.2)

Loss from discontinued operations	—	(0.3)

Net Income	$51.9	$48.3

Income per common share from continuing operations – Basic (Note 9)	$0.84	$0.79
Loss per common share from discontinued operations – Basic (Note 9)	—	(0.01)

Net Income per Common Share – Basic	$0.84	$0.79

Income per common share from continuing operations – Diluted (Note 9)	$0.84	$0.79
Loss per common share from discontinued operations – Diluted (Note 9)	—	(0.01)

Net Income per Common Share – Diluted	$0.84	$0.79

Dividends per Common Share	$0.2825	$0.2825

Average Common Shares Outstanding – Basic (thousands)	61,587	61,375

Average Common Shares Outstanding – Diluted (thousands)	61,835	61,458

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/06	9/30/06
ASSETS
Current Assets
Cash and cash equivalents	$93.9	$81.9
Current investments (Note 1)	41.6	—
Trade receivables, net	468.0	495.1
Inventories	142.5	129.8
Income taxes receivable	—	5.9
Deferred income taxes	30.0	28.2
Other	24.1	23.0

Total current assets	800.1	763.9

Equipment Leased to Others, net	167.5	160.7
Property, net	204.5	208.4
Investments (Note 1)	62.8	64.3

Other Assets
Intangible assets:
Goodwill	428.3	414.1
Software and other, net	155.2	157.6
Notes receivable, net of discounts	132.7	134.4
Prepaid pension costs	23.7	25.2
Deferred charges and other assets	28.0	23.6

Total other assets	767.9	754.9

Total Assets	$2,002.8	$1,952.2

LIABILITIES
Current Liabilities
Trade accounts payable	$93.6	$91.7
Short-term borrowings	11.6	10.9
Accrued compensation	78.9	88.5
Income taxes payable (Note 8)	21.6	—
Accrued warranty (Note 11)	17.9	17.8
Accrued customer rebates	21.9	23.4
Accrued restructuring (Note 7)	6.4	8.9
Accrued litigation (Note 13)	22.5	22.6
Other	57.6	61.4

Total current liabilities	332.0	325.2

Long-Term Debt	347.4	347.0
Other Long-Term Liabilities	91.3	91.3
Deferred Income Taxes	61.5	57.0

Total Liabilities	832.2	820.5

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	80.7	79.1
Retained earnings	1,681.2	1,646.8
Accumulated other comprehensive loss, net-of-tax (Note 6)	(0.2)	(0.3)
Treasury stock	(595.5)	(598.3)

Total Shareholders’ Equity	1,170.6	1,131.7

Total Liabilities and Shareholders’ Equity	$2,002.8	$1,952.2

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	12/31/06	12/31/05
Operating Activities
Net income	$51.9	$48.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26.4	27.5
Accretion and capitalized interest on financing provided on divestiture	(3.7)	(3.5)
Loss on divestiture of discontinued operations (net-of-tax)	—	0.6
Investment income/gains on equity method investments	(4.2)	(9.1)
Provision for deferred income taxes	1.5	2.3
(Gain) loss on disposal of fixed assets	(0.4)	0.7
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	26.6	(22.7)
Other, net	3.7	10.2

Net cash provided by operating activities	101.8	54.3

Investing Activities
Capital expenditures and purchase of intangibles	(27.3)	(17.2)
Proceeds on sales of fixed assets	0.7	—
Acquisitions of businesses, net of cash acquired	(14.5)	(5.7)
Investment purchases and capital calls	(65.2)	(27.2)
Proceeds on investment sales/maturities	29.4	83.2
Bank investments:
Purchases	—	(5.0)
Proceeds on maturities	—	4.7

Net cash (used in) provided by investing activities	(76.9)	32.8

Financing Activities
Change in short-term debt	0.7	1.2
Payment of cash dividends	(17.5)	(17.4)
Proceeds on exercise of options	3.5	0.8
Treasury stock acquired	(0.6)	(0.2)
Bank deposits received	—	4.1

Net cash used in financing activities	(13.9)	(11.5)

Effect of exchange rate changes on cash	1.0	(0.3)

Total Cash Flows	12.0	75.3

Cash and Cash Equivalents:
At beginning of period	81.9	76.8

At end of period	$93.9	$152.1

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

In 2004, we closed the sale of Forethought Financial Services, Inc. (“Forethought”), and in January 2006 closed on the sale of Forethought Federal Savings Bank (“FFSB”), which had been a subsidiary of Forethought (see Note 4). As the sale was not completed prior to fiscal 2006, the operations of FFSB continue to be presented as discontinued operations within our Condensed Consolidated Statements of Income for that period. Under this presentation, the revenues and costs associated with the business were removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations.” Within the Condensed Consolidated Statements of Cash Flows, year-to-date operating, investing and financing activities of FFSB for the first quarter of fiscal 2006 were reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), income taxes (Note 8), accrued warranties (Note 11) and accrued litigation and self insurance reserves (Note 13), among others.

Revision of Prior Year Amounts

In order to better align the presentation of our cost structure between cost of goods sold and operating expenses, we made revisions to the classification of certain costs within our

Condensed Consolidated Statements of Income beginning in the fourth quarter of fiscal 2006. All product distribution costs, which were previously included as a component of operating expenses, are now included within costs of goods sold. This is consistent with the previous classification of distribution and logistics costs associated with Health Care rentals. Additionally, rental sales costs, including commissions, are now reflected as a component of operating expenses. This is consistent with the previous classification of selling expenses associated with Health Care and Funeral Services sales. Collectively these revisions offer a better reflection of true product sourcing and delivery costs, improve the consistency of the classification of such costs within our various revenue streams and also generally increase the comparability of our results with those of our peers. The classification of certain prior year amounts has been revised herein to conform to this new presentation. Distribution costs of $28.7 million were moved from operating expenses to cost of goods sold for the first quarter of fiscal 2006 and $15.7 million of rental sales expenses were moved from cost of goods sold to operating expenses for the same period. This revision had no impact on operating income, cash flows or earnings per share.

Current Investments

At December 31, 2006, we held $41.6 million of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. These current investments typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded within Investment income and other within the Condensed Consolidated Statements of Income.

Investments

We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Condensed Consolidated Statements of Income. Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gain (losses) on our other investments, are charged or credited to Accumulated other comprehensive loss in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains (losses). Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies.

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

We regularly evaluate all investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the investment is reduced to its estimated fair value. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value is other-than-temporary.

For the quarterly periods ended December 31, 2006 and 2005, we recognized income on our investments of $5.0 million and $9.8 million, respectively. These amounts were recorded as a component of Investment income and other within our Condensed Consolidated Statements of Income.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We have not yet analyzed the effect of this Interpretation on our consolidated financial statements or results of operations.

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

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. As such, we will adopt the recognition and disclosure elements at the end of our current fiscal year. Had the recognition elements been effective as of the end of our last fiscal year, total assets would have been approximately $27 million lower due to the elimination of prepaid and intangible pension assets, and total liabilities would have been unchanged as the recognition of additional accrued pension costs to fully reflect the funded status of our defined benefit pension plans would have been offset by a reduction in deferred tax liabilities at September 30, 2006. Additionally, Accumulated other comprehensive loss would have increased by approximately $27 million.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	12/31/06	9/30/06
Allowance for possible losses and discounts on trade receivables	$59.1	$58.8

Inventories:
Finished products	$94.5	$83.0
Work in process	13.3	13.7
Raw materials	34.7	33.1

Total inventory	$142.5	$129.8

Accumulated depreciation of equipment leased to others and property	$721.8	$703.5

Accumulated amortization of intangible assets	$84.2	$117.9

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,513,295	61,415,314

Treasury shares outstanding	18,810,617	18,908,598
3.	Acquisitions

The results of acquired businesses are included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products, and we believe that several Medicraft products can be adapted for global and price-sensitive bed market segments throughout the world. The purchase price for Medicraft of $15.9 million, which includes direct acquisition costs, is subject to adjustment based on working capital at the time of closing. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired such that the purchase price remains subject to adjustment. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

In March 2006, Batesville Casket made an acquisition of a small regional casket distributor. Goodwill of $1.6 million was recorded on the transaction. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

4.	Discontinued Operations

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

As the sale of FFSB was not completed prior to fiscal 2006, its results continued to be reflected as discontinued operations within the Condensed Consolidated Statement of Income for the 2006 period presented herein in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Operating results for FFSB were as follows for the quarterly period ended December 31, 2005:

Quarterly Period Ended
12/31/05
Revenues from discontinued operations	$1.1
Other operating expenses	(0.6)
Loss on divestiture	(1.0)

Pre-tax loss from discontinued operations	(0.5)
Income tax benefit	(0.2)

Loss from discontinued operations	$(0.3)

5.	Retirement Plans

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

The components of net pension expense for defined benefit retirement plans were as follows:

	Quarterly
	Period Ended
	12/31/06	12/31/05
Service cost	$2.5	$2.8
Interest cost	5.4	5.1
Expected return on plan assets	(6.3)	(6.1)
Amortization of prior service cost, net	0.4	0.4
Actuarial loss	—	0.3

Net periodic benefit cost	$2.0	$2.5

As of December 31, 2006 we have made no contributions to our defined benefit retirement plans during fiscal 2007, however, we presently anticipate contributing $2.0 million during the remainder of fiscal year 2007 to fund our pension plans.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $3.4 and $3.4 million, for the quarterly periods ended December 31, 2006 and 2005, respectively. We expect to contribute an additional $12.1 million to the plans during the remainder of fiscal year 2007 for a total of $15.5 million compared to $15.0 million in fiscal 2006. The nonqualified defined contribution plans are unfunded and carried a liability of less than $1 million at December 31, 2006 and September 30, 2006.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in comprehensive income.

The components of comprehensive income are as follows:

	Quarterly
	Period Ended
	12/31/06	12/31/05
Net income	$51.9	$48.3

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period, net-of-tax	2.1	5.1
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(2.4)	(5.7)

Net unrealized loss, net-of-tax	(0.3)	(0.6)

Foreign currency translation adjustment, net-of-tax	0.4	(1.1)

Minimum pension liability, net-of-tax	—	(0.2)

Comprehensive income	$52.0	$46.4

The composition of Accumulated other comprehensive (loss) income at December 31, 2006 and September 30, 2006 consisted of unrealized gains or (losses) on available-for-sale securities of $3.1 million and $3.4 million, foreign currency translation adjustments of ($0.1) million and ($0.5) million, and a minimum pension liability of ($3.2) million and ($3.2) million, respectively.

7.	Special Charges

2006 Actions

In the fourth fiscal quarter of 2006, we initiated restructuring actions taken primarily to right-size Hill-Rom’s North America field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary, and resulted in a one-time charge of $4.2 million in the fourth quarter of fiscal 2006. The cash component of this charge was $2.6 million, and the majority is to be paid by September 30, 2007. As of December 31, 2006, approximately $1.5 million remained in the reserve.

2005 Actions

During the fourth fiscal quarter of 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses, while remaining flexible for future opportunities. As part of this change, Hill-Rom established new commercial divisions and also combined sourcing, manufacturing and product development under one new function to support the commercial divisions. Additionally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.

In building on these announced changes and to further capitalize on progress we made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, including cash charges related to severance and benefits costs of $24.0 million and contract termination costs of $0.8 million. The reduction in employees participating in our Supplemental Executive Retirement plan related to this action necessitated a curtailment charge of approximately $1.2 million. Non-cash charges of $4.8 million were incurred related to the asset impairments previously mentioned. In fiscal 2006, additional charges under these actions were incurred in the amount of $1.4 million. This included $2.4 million of charges in the first quarter, primarily related to the continuation of European restructuring activities. This amount was partially offset by the reversal of excess reserves in later quarters. As of December 31, 2006, approximately $4.5 million remained in the reserve related to these actions.

8.	Income Taxes

The effective tax rate for the first quarter of fiscal 2007 was 36.9 percent compared to 37.7 percent for the first quarter of 2006. The lower rate in 2007 is the result of a number of factors, including a lower foreign tax rate differential due to lower anticipated losses in France, the reinstatement of the research and development tax credit for a full year and the ability to take advantage of the deduction for qualified domestic production activities in fiscal 2007.

9.	Earnings per Common Share

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 377,165 and 1,942,132 for the three-month periods ended December 31, 2006 and 2005. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly
	Period Ended
	12/31/06	12/31/05
Net income (thousands)	$51,864	$48,276

Average shares outstanding – Basic (thousands)	61,587	61,375

Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	248	83

Average shares outstanding – Diluted (thousands)	61,835	61,458

Income per common share from continuing operations — Basic	$0.84	$0.79
Loss per common share from discontinued operations — Basic	—	(0.01)

Net income per common share – Basic	$0.84	$0.79

Income per common share from continuing operations — Diluted	$0.84	$0.79
Loss per common share from discontinued operations — Diluted	—	(0.01)

Net income per common share – Diluted	$0.84	$0.79

Note: Certain per share amounts may not accurately add due to rounding.

10.	Stock Based Compensation

We adopted SFAS 123(R) in the first quarter of fiscal 2006, and thus recognize the cost of our stock based compensation plans using the fair value based method for both periods presented.

The stock based compensation cost that was charged against income for all plans was $1.6 million and $0.9 million for the quarters ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock compensation costs was $0.6 million and $0.3 million for the quarters ended December 31, 2006 and 2005, respectively.

11.	Guarantees

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly
	Period Ended
	12/31/06	12/31/05
Balance at beginning of period	$17.8	$16.6

Provision for warranties during the period	4.0	4.0

Warranty claims incurred during the period	(3.9)	(4.2)

Balance at end of period	$17.9	$16.4

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

12.	Segment Reporting

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

In October 2006, we initiated new operational strategies and associated initiatives for our two operating companies, and as a result, Hill-Rom’s organizational structure was modified to better align with those strategies and initiatives. The new structure categorizes Hill-Rom activities into three commercial divisions, reflecting our broad customer segments. Sourcing, manufacturing, and product development continue to be combined under one function to support these commercial divisions. When combined with the Batesville Casket segment, our 2007 reporting segments are as follows:
•	North America Acute Care (Acute)

•	North America Post-Acute Care (Post-Acute)

•	International and Surgical

•	Batesville Casket

Hill-Rom performance under each segment reporting presentation is measured on a divisional income basis before special items. Divisional income represents the division’s standard gross profit less their direct operating costs. With respect to the reporting of revenues in this structure, the division responsible for the ultimate sale to the end customer is the only division to receive credit for the revenue. As a result, there are no intersegment sales between the divisions requiring elimination for segment reporting purposes.

Functional costs include common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the segments; along with operations and development costs such as fixed manufacturing overhead, research and development, and distribution. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

The performance of Batesville Casket is measured on the basis of income from continuing operations before special charges and income taxes. Intersegment sales do not occur between Hill-Rom and Batesville Casket.

Financial information regarding our reportable segments is presented below. Segment data for fiscal 2006 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated
Quarterly Period Ended December 31, 2006
Net revenues	$204.2	$45.4	$71.4	$—	$321.0	$162.2	$483.2
Divisional income (loss)	$68.7	$15.7	$15.9	$(59.6)	$40.7	$44.3	$85.0
Public entity costs and other					$(5.9)
Income from continuing operations before income taxes					$37.6	$44.6	$82.2
Income tax expense							$30.3

Net income							$51.9

Assets					$1,715.6	$287.2	$2,002.8
Capital expenditures and intangible assets					$25.3	$2.0	$27.3
Depreciation and amortization					$22.1	$4.3	$26.4

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated
Quarterly Period Ended December 31, 2005
Net revenues	$204.0	$43.3	$64.5	$—	$311.8	$165.7	$477.5
Divisional income (loss)	$65.1	$14.7	$16.3	$(61.1)	$35.0	$41.6	$76.6
Public entity costs and other					$(6.0)
Income from continuing operations before income taxes and special charges					$38.7	$41.7	$80.4
Special charges							$(2.4)

Income from continuing operations before income taxes							$78.0
Income tax expense							$29.4

Income from continuing operations							$48.6
Loss from discontinued operations							$(0.3)

Net income							$48.3

Assets					$1,975.1	$289.1	$2,264.2
Capital expenditures and intangible assets					$14.1	$3.1	$17.2
Depreciation and amortization					$23.2	$4.3	$27.5

13.	Commitments and Contingencies

As previously reported, on June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina, alleging violations of the federal antitrust laws. Plaintiff sought to certify a class of all purchasers of Hill-Rom® standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there had been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g. ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities.

On February 3, 2006, the Court preliminarily approved a definitive agreement among Hillenbrand, its Hill-Rom subsidiaries, Spartanburg Regional Healthcare System, and its attorneys to settle the case for $337.5 million in cash. The Court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. As finally approved by the Court, the settlement resolves all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.

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

Batesville, Hillenbrand, and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).

On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint in the United States District Court for the Southern District of Texas. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville. To date, other purported consumer class actions that had been filed in the wake of the FCA action have either been consolidated into the FCA Action or dismissed. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit is largely based on similar factual allegations to the FCA Action. The Company moved to transfer this case to the Southern District of Texas in order to coordinate this action with the FCA Action, and the Company intends to file a motion to dismiss this action.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. Plaintiffs generally seek actual unspecified monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. On October 18, 2006, the district court denied Batesville’s, Hillenbrand’s, and other defendants’ November 2005 motions to dismiss the amended FCA complaint. A class certification hearing was held in the FCA Action in early December 2006.

In addition to the consumer lawsuits discussed above, on July 8, 2005, Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001. Pioneer Valley generally seeks actual unspecified monetary damages on behalf of the purported class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief.

The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied Hillenbrand’s and Batesville’s December 2005 motions to dismiss the amended Pioneer Valley complaint. The class certification hearing in the Pioneer Valley case was held on December 8, 2006. Post-hearing briefing on the plaintiffs’ class certification motion in both the FCA and Pioneer Valley Actions is scheduled to be completed by March 2007. Trials in the FCA and Pioneer Valley Actions are scheduled to begin on or about February 4, 2008.

If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. Accordingly, we are aggressively defending against the allegations made in all of these cases and intend to assert what we believe to be meritorious defenses to class certification and to plaintiffs’ allegations and damage theories.

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

In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom was a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the Attorney General’s Office. Hill-Rom has responded to those interrogatories. In December 2006, Hill-Rom received a civil subpoena from the Office of the Illinois Attorney General seeking documents and information related to the Attorney General’s investigation of HRDI. Hill-Rom is in the process of responding to this subpoena. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigation appears to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations and no claims have been filed against Hill-Rom.

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

14.	Subsequent Events

In line with our strategy to grow through acquisitions, in January 2007, Batesville Casket acquired a small regional casket distributor. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired. As a result, the purchase price remains subject to adjustment, and goodwill associated with the transaction has not been determined. If the purchase had occurred at the beginning of fiscal 2007, the impact to our results of operations and financial condition would not have been material.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks. It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended September 30, 2006.
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
For a detailed discussion of industry trends, fiscal 2007 strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends, Fiscal 2007 Strategy and Other Factors Impacting the Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.

Consolidated Revenues

	Three Months Ended
	December 31,
(Dollars in millions)	2006	2005	% Change

Revenues:
Health Care sales	$210.8	$195.3	7.9
Health Care rentals	110.2	116.5	(5.4)
Funeral Services sales	162.2	165.7	(2.1)

Total Revenues	$483.2	$477.5	1.2

Consolidated revenues for the first quarter of 2007 increased $5.7 million, or 1.2 percent, compared to the first quarter of 2006. The increase in revenues was primarily related to Health Care sales revenues increasing $15.5 million from the prior year as a result of higher volumes, favorable exchange rates and to a lesser extent favorable price realization when compared to the prior year. Volume strength was led by CareAssist ES® bed frames and Workflow Information Technology Solutions products within our North America Acute Care segment, along with slightly higher volumes in our International and Surgical segment partially resulting from the acquisition of Medicraft, a market leading manufacturer of hospital bed platforms in Australia. Health Care rental revenues decreased $6.3 million related to lower volumes and continued weak pricing. These lower volumes were expected as we continue to experience many of the unfavorable trends encountered in fiscal 2006, including customer relationship issues resulting from past billing and processing issues and the impacts of changes in GPO affiliations. We have significant initiatives underway to reverse those unfavorable trends and revitalize our rental business, including increased investments in our therapy rental fleet, increased efficiencies using our rental billing system and reenergized customer focus. While we have already begun to realize benefits, much of the momentum from these initiatives is not expected to take hold until later in the year. Funeral Services revenues were also down for the quarter, decreasing $3.5 million compared to the prior year due to lower volumes and continued unfavorable product mix shifts, partially offset by favorable net price realization. The lower volumes were partially attributable to the lower incidence of seasonal pneumonia and influenza in the first quarter of 2007.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$88.4	41.9	$77.2	39.5
Health Care rentals	57.0	51.7	61.3	52.6
Funeral Services	68.8	42.4	64.8	39.1

Total Gross Profit	$214.2	44.3	$203.3	42.6

Consolidated gross profit for the first quarter of 2007 increased $10.9 million, or 5.4 percent, from the prior year quarter. As a percentage of sales, consolidated gross profit margins of 44.3 percent increased from 42.6 percent in the prior year period. Health Care sales gross profit increased $11.2 million due primarily to the effects of the higher volumes along with improved price and product mix. Lower overall costs resulting from various sourcing and other manufacturing cost reduction initiatives realized since the prior year first quarter also contributed to the higher margins. The decrease in Health Care rental gross profit was largely volume related as the lower costs resulting from the prior year field service restructuring efforts only partially offset the lower revenues. Funeral Services gross profit increased $4.0 million, driven by favorable price realization and continued productivity improvements at our manufacturing locations, including savings from the wood plant consolidation completed in the prior year. This favorability was partially offset by the effects of lower volumes and the continued gradual shift in product mix from metal to wood caskets and from higher to lower-end products that have slightly lower margins.

Other

	Three Months Ended
	December 31,
(Dollars in millions)	2006	2005	% Change

Other operating expenses	$135.1	$132.7	1.8
Percent of Total Revenues	28.0%	27.8%

Special charges	—	2.4	(100.0)

Interest expense	$(5.7)	$(5.0)	14.0
Investment income	9.8	14.8	(33.8)
Other	(1.0)	—	N/A

Other income/(expense), net	$3.1	$9.8	(68.4)

Other operating expenses increased $2.4 million for the three-month period ended December 31, 2006 compared to the same prior year period. As a percentage of revenues, operating expenses for the three-month period of 2007 were 28.0 percent compared to 27.8 percent in the prior year comparable period. The overall higher expense levels were partially due to the increased investments previously outlined as part of our 2007 strategic plan, including increased spending in research and development, marketing and sales. Also contributing to this increase were slightly higher incentive compensation costs, operating expenses associated with the acquisition of Medicraft made at the beginning of the first quarter and general salary and benefit inflation. This unfavorability was partially offset by decreased legal and professional fees, including a reduction in costs associated with the defense of antitrust lawsuits of $3.0 million for the three-month period of 2007.
While there were no special charges for the three-month period ended December 31, 2006, the prior year period included special charges of approximately $2.4 million, most notably in Europe, as we continued with the restructuring activities previously announced in the fourth quarter of fiscal 2005. Additional special charges of $2 million to $4 million may be incurred in Europe during fiscal 2007 as our restructuring activities and the voluntary severance program at our French manufacturing facility continue. (See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.)
Interest expense increased $0.7 million compared to the first quarter of 2006 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income for the quarter decreased $5.0 million in 2007, as while performance of our limited partnership investments was favorable in both periods, the gains and corresponding cash distributions received during the prior year quarter were larger than those of the current year. Other expense was negligible in both three-month periods ended December 31, 2006 and 2005.
The effective tax rate for the first quarter of fiscal 2007 was 36.9 percent compared to 37.7 percent for the first quarter of 2006. The lower rate in 2007 is the result of a number of factors, including a lower foreign tax rate differential due to lower anticipated operating losses in France, the reinstatement of the research and development tax credit for a full year and the ability to take advantage of the deduction for qualified domestic production activities in fiscal 2007. These favorable impacts to the effective tax rate are partially offset by the recognition of lower discrete period tax benefits in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The first quarter fiscal 2007 effective tax rate reflects the recognition of $0.5 million of certain discrete period tax benefits, primarily related to the one-time “catch-up” for the retroactive reinstatement of the research and development credit. This compares to $1.2 million of discrete period tax benefits recorded in the first quarter of fiscal 2006, principally related to the filing of amended state tax returns and the finalization of other tax positions.

Income from continuing operations increased $3.3 million to $51.9 million in the first quarter of 2007 compared to $48.6 million in the prior year quarter. This equates to diluted earnings per share of $0.84 for the three-month period of 2007, compared to $0.79 per share for the comparable period of 2006.
Results from discontinued operations were a loss of $0.3 million for the first quarter of 2006. With the exception of Forethought Federal Savings Bank (“FFSB”), we completed the divestiture of Forethought Financial Services in the fourth quarter of fiscal 2004. The sale of FFSB was completed on January 3, 2006, and accordingly, the operations of FFSB are presented as discontinued operations within our Condensed Consolidated Statements of Income for 2006. We recognized an after tax loss on this transaction of $0.6 million in the first quarter of fiscal 2006. See Note 4 to the Condensed Consolidated Financial Statements for more information.
Business Segment Results of Operations

	Three Months Ended
	December 31,
(Dollars in millions)	2006	2005	% Change

Revenues:
North America Acute Care	$204.2	$204.0	0.1
North America Post-Acute Care	45.4	43.3	4.8
International and Surgical	71.4	64.5	10.7

Total Hill-Rom	321.0	311.8	3.0
Batesville Casket	162.2	165.7	(2.1)

Total revenues	$483.2	$477.5	1.2

Divisional income:
North America Acute Care	$68.7	$65.1	5.5
North America Post-Acute Care	15.7	14.7	6.8
International and Surgical	15.9	16.3	(2.5)
Functional Costs	(59.6)	(61.1)	(2.5)

Total Hill-Rom	40.7	35.0	16.3
Batesville Casket	44.3	41.6	6.5

Total divisional income	$85.0	$76.6	11.0

The following table reconciles segment divisional income to income from continuing operations before income taxes.

	Three Months Ended
	December 31,
(Dollars in millions)	2006	2005	% Change

Segment divisional income	$85.0	$76.6	11.0
Public entity costs and other	(5.9)	(6.0)	(1.7)
Special charges	—	(2.4)	(100.0)
Other income/(expense)	3.1	9.8	(68.4)

Income from continuing operations before income taxes	$82.2	$78.0	5.4
North America Acute Care
North America Acute Care revenues increased $0.2 million, or 0.1 percent, in the first quarter of 2007 compared to the first quarter of 2006. Sales revenues reflected an increase of $8.8 million, or 6.5 percent, primarily on higher volumes, favorable mix and to a lesser extent favorable price realization, while rental revenues were lower by $8.6 million, or 12.7 percent, due to lower expected volumes and continued lower pricing. Higher sales volumes during the quarter were led by our CareAssist ES® platform with revenues up $4.3 million when compared to the prior year while Workflow Information Technology Solutions products accounted for an additional $3.8 million of the sales increase. The expected decline in rental volume was evident in all major product categories, except bariatric products, and was driven by the loss of some business and reduced account conversions as we continue to experience many of the unfavorable trends encountered in fiscal 2006 resulting from our past rental billing and processing issues and the impacts of changes in GPO affiliations. Volumes were also negatively impacted by continuing declines in the pulmonary and wound product areas resulting from increasing capital purchases by customers of these products.
Divisional income for North America Acute Care increased $3.6 million in the first quarter of 2007 compared to the prior year period. Most of this increase resulted from higher gross profit, which was up $2.7 million compared to the prior period. Sales gross profit was up $9.9 million driven by higher volumes and to a lesser extent favorable price. For rentals, gross profit was down $7.2 million as with the generally fixed cost nature of the field service and sales network, only a limited amount of the $8.6 million revenue shortfall could be recovered by lower costs. The lower rental costs achieved during the quarter were related to cost improvements in our field service network of $2.0 million primarily resulting from our prior year restructuring activities, and from which benefits are expected to continue. Operating expenses were down $0.9 million in 2007, despite certain investments related to our current year strategy, as a result of restructuring actions in late 2005 that are now being fully realized.
North America Post-Acute Care
North America Post-Acute Care revenues increased $2.1 million, or 4.8 percent, in the first quarter of 2007 compared to the first quarter of 2006. Sales revenues increased by $1.2 million, primarily due to the performance of our extended care product line and increased sales of The Vest™ products. Rental revenues increased $0.9 million, primarily related to an increase in revenues on The Vest™, partially offset by lower activity in our standard therapy rentals.
Divisional income for North America Post-Acute Care increased $1.0 million, or 6.8 percent, in the first quarter of 2007 compared to the prior year period. The increase was due primarily to higher rental gross profit of $1.4 million associated with the higher rental volume, along with slightly lower field service costs, once again the result of our prior year restructuring activities. Sales margins also increased $0.4 million from the prior year primarily due to increased sales volumes. Partially offsetting the higher gross profit, operating expenses increased from prior year by $0.8 million mainly due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional investments in sales and marketing initiatives.
International and Surgical
International and Surgical revenues increased $6.9 million, or 10.7 percent, in the first quarter of 2007 compared to the first quarter of 2006, inclusive of the favorable impact of exchange rates of $3.6 million. Sales revenues, which were up $5.5 million, were positively affected by the favorable exchange rates and our acquisition of Medicraft, which was completed early in the first quarter and drove $3.8 million of the revenue increase. Additionally, sales of our new AvantGuard™ 800 bed frame, which was launched in Europe to address market demand in the mid and low end acuity bed frame segment has exceeded our expectations in the first quarter. Rental revenues were also higher by $1.4 million due to the favorable exchange rates and improved mix related to higher TotalCare® product usage and increased mattress rental volume in Europe. Overall, favorability in our Surgical business and within Europe offset weaker performance in Latin America, Asia and the Middle East, all of which experienced very strong prior year performance.
Divisional income for International and Surgical decreased $0.4 million in the first quarter of 2007 compared to the prior year period, net of the impact of favorable exchange rates of $0.5 million. Most of this decline was the result of higher operating expenses by $3.4 million, or 26.5 percent, primarily due to the additional $0.8 million of Australian expenses associated with the Medicraft acquisition and increased investment in the strategic initiatives as described in our Form 10-K. Gross profit was up $3.0 million compared to the prior period on increased sales revenues in Europe and Australia and higher rental volume.
Batesville Casket
Batesville Casket revenues in the first quarter of 2007 decreased $3.5 million, or 2.1 percent, from the prior year comparable period. Revenues were unfavorably impacted by lower volume of $6.2 million and unfavorable product mix of $2.6 million, partially offset by an increase in net price realization of $5.3 million. The volume decline was in part a result of the relatively low pneumonia and influenza rate during the period, along with the likely acceleration of certain purchases by our customers ahead of our annual price increase, which was effective October 1, 2007. The unfavorable product mix resulted from relative increased sales of our lower-end metal products and the continued gradual shift from metal to wood caskets.
Batesville Casket divisional income increased $2.7 million, or 6.5 percent, in the first quarter compared to the same period of the prior year. That favorability was driven by higher gross profit, despite the lower revenues and higher commodity costs in steel and red metals. The increase in gross profit resulted from cost savings of $2.0 million associated with our prior year wood plant consolidation, a $0.5 million gain on the sale of a distribution facility in the first quarter of 2007, lower relative fuel and utility costs and other manufacturing process and sourcing efficiencies realized over the prior year. Partially offsetting the higher gross profit, operating expenses were up $1.1 million primarily due to higher antitrust legal costs of $1.4 million.
Liquidity and Capital Resources

	Three Months Ended
	December 31,
(Dollars in millions)	2006	2005

Cash Flows Provided By (Used In):
Operating activities	$101.8	$54.3
Investing activities	(76.9)	32.8
Financing activities	(13.9)	(11.5)
Effect of exchange rate changes on cash	1.0	(0.3)

Increase in Cash and Cash Equivalents	$12.0	$75.3

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
Operating Activities
For the three-month period ended December 31, 2006, net cash provided by operating activities totaled $101.8 million compared to $54.3 million for the three months ended December 31, 2005.
Depreciation and amortization decreased slightly to $26.4 million in the first three months of fiscal 2007 from $27.5 million in the 2006 comparable period.

Changes in working capital increased cash from operations in the first quarter of 2007 and decreased cash from operations in the same prior year period. In the first three months of fiscal 2007, accounts receivable decreased $27.1 million from the prior year-end resulting from the collection of high fiscal year-end receivables. The effects of increased inventories and the reduction of accrued compensation associated with the payment of fiscal 2006 incentive compensation were essentially offset with the increase in income taxes payable associated with the timing of our estimated tax payments. In the first quarter of 2006, trade accounts payable decreased $19.4 million from the prior year-end resulting from normal repayments of traditionally higher fiscal year-end payables. Other reductions in operating cash flow in 2006 included the increase in accounts receivable from year-end due to higher sales volumes at Batesville Casket in the period preceding the quarter-end balance sheet date versus the year-end date and the increase in inventory levels at Hill-Rom from year-end. Partially offsetting these declines in cash from operations was an increase in accrued expenses driven by increases in income taxes payable and accrued compensation.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2006 totaled $76.9 million compared to net cash provided by investing activities of $32.8 million for the three months ended December 31, 2005. Capital expenditures increased to $27.3 million from $17.2 million in the prior year period. Capital expenditures increased to $25.3 million from $14.1 million within Hill-Rom for the first three months of 2007 and 2006, respectively, due primarily to rental fleet additions. Batesville Casket’s capital expenditures decreased to $2.0 million from $3.1 million over the same periods. Fiscal year 2007 capital expenditures are expected to approximate $145 million, as we strategically invest in our rental fleet, our rental systems, and Hill-Rom’s low cost manufacturing facility in Mexico.
The first three months of investment activity in fiscal 2007 included $65.2 million of purchases and capital calls and $29.4 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $64.9 million of the purchases and $23.3 million of the sales for the first three months of fiscal 2007, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first three months of fiscal 2006, current investment purchases were $26.0 million with sales of $73.0 million.
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
On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The purchase price for Medicraft of $15.9 million, which includes direct acquisition costs, is subject to adjustment based on working capital at the time of closing. In the first quarter of fiscal 2007, $14.8 million was paid. We are still in the process of finalizing the valuation of certain of the assets and liabilities acquired such that the purchase price remains subject to adjustment.

Financing Activities
Net cash used in financing activities totaled $13.9 million for the three months ended December 31, 2006 compared to $11.5 million for the three months ended December 31, 2005.
Cash dividends paid increased slightly to $17.5 million in the first quarter of 2007, compared to $17.4 million in the prior year comparable period due to the increase in shares outstanding. Quarterly cash dividends per share were $0.2825 in both 2007 and 2006.
Our debt-to-capital ratio was 23.5 percent at December 31, 2006 compared to 26.2 percent at December 31, 2005. This decrease was primarily due to the higher capital resulting from earnings.
Other Liquidity Matters
As of December 31, 2006, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of December 31, 2006, we: (i) had $14.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $385.2 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $20.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of December 31, 2006, we had $11.3 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of December 31, 2006, we had $14.7 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
In fiscal year 2005, we recorded a pre-tax litigation charge of $358.6 million ($226.1 million net-of-tax). The charge is associated with the definitive agreement to settle for $337.5 million ($212.8 million net-of-tax) the Spartanburg antitrust class action litigation lawsuit. The charge also includes certain legal and other costs related to the settlement. The court entered an Order and Final Judgment approving the settlement following a fairness hearing on June 14, 2006. The original cost of the settlement, $337.5 million, was reduced by almost $21.2 million to $316.3 million. The reduction in the settlement amount reflects the position attributable to customers who opted out of the settlement. In addition to the $50 million that was paid into the escrow fund in the second quarter of fiscal 2006 pending final court approval, we paid the remaining $266.3 million into the escrow fund in August 2006. The entire funding of the settlement was completed from cash on hand. After funding the settlement, we continue to have a solid financial position with continued strong operating cash flows, and remaining availability under our previously discussed revolving credit facility as well as potential access to the capital markets to fund the execution of our strategic initiatives.
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

During the first quarter of 2007, we did not repurchase any shares of our common stock in the open market. As of December 31, 2006, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
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
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007. We have not yet analyzed the effect of this Interpretation on our consolidated financial statements or results of operations.
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
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. As such, we will adopt the recognition and disclosure elements at the end of our current fiscal year. Had the recognition elements been effective as of the end of our last fiscal year, total assets would have been approximately $27 million lower due to the elimination of prepaid and intangible pension assets, and total liabilities would have been unchanged as the recognition of additional accrued pension costs to fully reflect the funded status of our defined benefit pension plans would have been offset by a reduction in deferred tax liabilities at September 30, 2006. Additionally, Accumulated other comprehensive loss would have increased by approximately $27 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our financial instruments expose us to interest rate risk. During the first quarter of 2007 and throughout fiscal 2006, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at December 31, 2006 and September 30, 2006. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $135.5 million and $81.9 million on hand at December 31, 2006 and September 30, 2006, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of December 31, 2006, the interest rate swap contracts reflected a cumulative loss of $3.7 million, compared to a cumulative loss of $4.3 million at September 30, 2006.
In January 2006, we began using derivative instruments to manage our cash flow exposure from changes in certain currency exchange rates. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $22.8 million and $14.5 million at December 31, 2006 and September 30, 2006, and those derivative instruments had a fair value of $0.8 million and $0.3 million, respectively. The maximum length of time over which the Company has hedging transaction exposure is 12 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $2.0 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $2.5 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
As previously disclosed, on May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”) and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and its Batesville Casket Company, Inc. subsidiary (“Batesville”). Also as previously disclosed, on July 8, 2005 Pioneer Valley Casket Co., an alleged casket store and Internet retailer, filed a purported class action antitrust lawsuit (“Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart. These proceedings are described more fully in Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Class certification hearings were held in the FCA Action on December 4-7, 2006 and in the Pioneer Valley Action on December 8, 2006. Post-hearing briefing on the plaintiffs’ class certification motions is scheduled to be completed by March 2007 in both actions.
In August 2005, Hill-Rom received a civil subpoena from the Office of the Connecticut Attorney General seeking documents and information related to the Attorney General’s investigation of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom was a corporate member. Hill-Rom has responded to that subpoena. On April 3, 2006, Hill-Rom received a set of supplemental interrogatories from the Attorney General’s Office. Hill-Rom has responded to those interrogatories. In December 2006, Hill-Rom received a civil subpoena from the Office of the Illinois Attorney General seeking documents and information related to the Attorney General’s investigation of HRDI. Hill-Rom is in the process of responding to this subpoena. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigation appears to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations and no claims have been filed against Hill-Rom.

Item 1A.	RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased [1]	Paid per Share	or Programs [2]	Programs
October 1, 2006 – October 31, 2006	65	57.07	—	3,000,000
November 1, 2006 – November 30, 2006	—	—	—	3,000,000
December 1, 2006 – December 31, 2006	10,765	58.92	—	3,000,000
Total	10,830	58.91	—	3,000,000

1	All shares purchased in the three months ended December 31, 2006 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock. There were no purchases under this approval in the three months ended December 31, 2006. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter. However, effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares.

Item 6.	EXHIBITS
A.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Plaintiffs’ First Amended Consolidated Class Action Complaint, dated October 12, 2005, In re Funeral Consumers Antitrust Litigation

Exhibit 99.2	Plaintiffs’ First Amended Class Action Complaint, dated October 21, 2005, Pioneer Valley Casket Co., Inc. et al. v. Service Corporation International et al.

Exhibit 99.3	Plaintiffs’ Class Action Complaint dated October 26, 2006, Estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, v. Hillenbrand Industries, Inc. and Batesville Casket Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: February 7, 2007	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: February 7, 2007	BY:	/S/	Richard G. Keller

Richard G. Keller
Vice President, Controller and Chief Accounting Officer