Form 10-Q
period 2007-03-31
HILLENBRAND INDUSTRIES INC
filed 2007-05-10
CIK 47518

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007      Commission File No. 1-6651
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
Common Stock, without par value – 61,679,177 shares as of May 1, 2007.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Net Revenues
Health Care sales	$227.9	$209.5	$438.7	$404.8
Health Care rentals	107.1	105.5	217.3	222.0
Funeral Services sales	181.2	180.6	343.4	346.3

Total revenues	516.2	495.6	999.4	973.1

Cost of Revenues
Health Care cost of goods sold	130.2	122.0	252.6	240.1
Health Care rental expenses	52.6	54.8	105.8	110.0
Funeral Services cost of goods sold	101.2	104.9	194.6	205.8

Total cost of revenues	284.0	281.7	553.0	555.9

Gross Profit	232.2	213.9	446.4	417.2

Other operating expenses	149.3	137.0	284.4	269.7
Special charges	0.2	—	0.2	2.4

Operating Profit	82.7	76.9	161.8	145.1

Other income (expense), net:
Interest expense	(5.5)	(5.1)	(11.2)	(10.1)
Investment income and other	7.8	12.8	16.6	27.6

Income from Continuing Operations Before Income Taxes	85.0	84.6	167.2	162.6

Income tax expense (Note 8)	30.1	30.1	60.4	59.5

Income from Continuing Operations	54.9	54.5	106.8	103.1

Discontinued Operations (Note 4):

Loss from discontinued operations before income taxes (including loss on divestiture of $1.0)	—	—	—	(0.5)
Income tax benefit	—	—	—	(0.2)

Loss from discontinued operations	—	—	—	(0.3)

Net Income	$54.9	$54.5	$106.8	$102.8

Income per common share from continuing operations – Basic (Note 9)	$0.89	$0.89	$1.73	$1.68
Loss per common share from discontinued operations – Basic (Note 9)	—	—	—	(0.01)

Net Income per Common Share – Basic	$0.89	$0.89	$1.73	$1.67

Income per common share from continuing operations – Diluted (Note 9)	$0.89	$0.89	$1.73	$1.68
Loss per common share from discontinued operations – Diluted (Note 9)	—	—	—	(0.01)

Net Income per Common Share – Diluted	$0.89	$0.89	$1.73	$1.67

Dividends per Common Share	$0.2850	$0.2825	$0.5675	$0.5650

Average Common Shares Outstanding – Basic (thousands)	61,698	61,447	61,641	61,410

Average Common Shares Outstanding – Diluted (thousands)	61,944	61,579	61,889	61,514

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/07	9/30/06
ASSETS
Current Assets
Cash and cash equivalents	$82.0	$81.9
Current investments (Note 1)	35.7	—
Trade receivables, net	479.9	495.1
Inventories	155.0	129.8
Income taxes receivable	—	5.9
Deferred income taxes	30.7	28.2
Other	27.6	23.0

Total current assets	810.9	763.9

Equipment Leased to Others, net	176.8	160.7
Property, net	218.9	208.4
Investments (Note 1)	55.7	64.3

Other Assets
Intangible assets:
Goodwill	428.1	414.1
Software and other, net	156.0	157.6
Notes receivable, net of discounts	142.5	134.4
Prepaid pension costs	22.2	25.2
Deferred charges and other assets	23.5	23.6

Total other assets	772.3	754.9

Total Assets	$2,034.6	$1,952.2

LIABILITIES
Current Liabilities
Trade accounts payable	$94.1	$91.7
Short-term borrowings	11.6	10.9
Accrued compensation	80.3	88.5
Income taxes payable (Note 8)	5.9	—
Accrued warranty (Note 11)	17.9	17.8
Accrued customer rebates	20.3	23.4
Accrued restructuring (Note 7)	5.5	8.9
Accrued litigation (Note 13)	22.5	22.6
Other	62.8	61.4

Total current liabilities	320.9	325.2

Long-Term Debt	347.6	347.0
Other Long-Term Liabilities	88.0	91.3
Deferred Income Taxes	60.8	57.0

Total Liabilities	817.3	820.5

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	86.2	79.1
Retained earnings	1,718.4	1,646.8
Accumulated other comprehensive loss, net-of-tax (Note 6)	(0.2)	(0.3)
Treasury stock	(591.5)	(598.3)

Total Shareholders’ Equity	1,217.3	1,131.7

Total Liabilities and Shareholders’ Equity	$2,034.6	$1,952.2

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	3/31/07	3/31/06
Operating Activities
Net income	$106.8	$102.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	53.4	54.4
Accretion and capitalized interest on financing provided on divestiture	(7.4)	(7.1)
Loss on divestiture of discontinued operations (net-of-tax)	—	0.6
Investment income/gains on equity method investments	(6.9)	(10.1)
Investment impairments	—	2.0
Provision for deferred income taxes	(1.6)	22.0
(Gain) loss on disposal of fixed assets	(0.3)	2.3
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(11.6)	(72.9)
Other, net	4.4	(9.9)

Net cash provided by operating activities	136.8	84.1

Investing Activities
Capital expenditures and purchase of intangibles	(72.2)	(45.7)
Proceeds on sales of fixed assets	1.0	—
Proceeds on sale of business	—	6.5
Acquisitions of businesses, net of cash acquired	(20.8)	(8.2)
Investment purchases and capital calls	(118.9)	(124.1)
Proceeds on investment sales/maturities	99.5	120.8
Bank investments:
Purchases	—	(5.0)
Proceeds on maturities	—	4.7

Net cash used in investing activities	(111.4)	(51.0)

Financing Activities
Change in short-term debt	0.7	6.4
Payment of cash dividends	(35.2)	(34.8)
Proceeds on exercise of options	9.1	2.9
Treasury stock acquired	(1.2)	(0.5)
Bank deposits received	—	4.1

Net cash used in financing activities	(26.6)	(21.9)

Effect of exchange rate changes on cash	1.3	0.1

Total Cash Flows	0.1	11.3

Cash and Cash Equivalents:
At beginning of period	81.9	76.8

At end of period	$82.0	$88.1

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

In 2004, we closed the sale of Forethought Financial Services, Inc. (“Forethought”), and in January 2006 closed on the sale of Forethought Federal Savings Bank (“FFSB”), which had been a subsidiary of Forethought (see Note 4). As the sale was not completed prior to fiscal 2006, the operations of FFSB were presented as discontinued operations within our Condensed Consolidated Statements of Income for that period. Under this presentation, the revenues and costs associated with the business were removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations.” Within the Condensed Consolidated Statements of Cash Flows, year-to-date operating, investing and financing activities of FFSB for the first quarter of fiscal 2006 were reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows.

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

Revision of Prior Year Amounts

In order to better align the presentation of our cost structure between cost of goods sold and operating expenses, we made revisions to the classification of certain costs within our

Condensed Consolidated Statements of Income beginning in the fourth quarter of fiscal 2006. All product distribution costs, which were previously included as a component of operating expenses, are now included within costs of goods sold. This is consistent with the previous classification of distribution and logistics costs associated with Health Care rentals. Additionally, rental sales costs, including commissions, are now reflected as a component of operating expenses. This is consistent with the previous classification of selling expenses associated with Health Care sales and Funeral Services sales. Collectively these revisions offer a better reflection of true product sourcing and delivery costs, improve the consistency of the classification of such costs within our various revenue streams and also generally increase the comparability of our results with those of our peers. The classification of certain prior year amounts has been revised herein to conform to this new presentation. Distribution costs of $29.9 million and $58.6 million were moved from operating expenses to cost of goods sold for the second quarter and year-to-date periods of fiscal 2006 and $15.6 million and $31.3 million of rental sales expenses were moved from cost of goods sold to operating expenses for the same periods, respectively. This revision had no impact on operating income, cash flows or earnings per share.
Current Investments

At March 31, 2007, we held $35.7 million of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. These current investments typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded within Investment income and other within the Condensed Consolidated Statements of Income.

Investments

We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Condensed Consolidated Statements of Income. Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gain (losses) on our other investments, are charged or credited to Accumulated other comprehensive loss in shareholders’ equity, net of deferred taxes recognized for the income tax effect of any such unrealized gains (losses). Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies.

Other minority investments are accounted for on either a cost, fair value or equity basis, dependent upon our level of influence over the investee. The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The carrying value as of March 31, 2007 was $29.8 million. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is classified as held-to-maturity and recorded at amortized cost.

When an investment is sold, we report the difference between the sales proceeds and carrying value (determined based on specific identification) as a gain or loss.

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
For the quarterly and six-month periods ended March 31, 2007, we recognized income on our investments of $3.5 million and $8.5 million, respectively, and $7.8 million and $17.6 million for the comparable prior year periods. These amounts were recorded as a component of Investment income and other within our Condensed Consolidated Statements of Income.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet analyzed the effect of this Interpretation on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal year 2009, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007, and measurement elements to be effective for fiscal years ending after December 15, 2008, or our fiscal year 2009. As such, we will adopt the recognition and disclosure elements at the end of our current fiscal year. Had the recognition elements been effective as of the end of our last fiscal year, total assets would have been approximately $27 million lower due to the elimination of prepaid and intangible pension assets, and total liabilities would have been unchanged as the recognition of additional accrued pension costs to fully reflect the funded status of our defined benefit pension plans would have been offset by a reduction in deferred tax liabilities at September 30, 2006. Additionally, Accumulated other comprehensive loss would have increased by approximately $27 million.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We will adopt SAB No. 108 at the end of the current fiscal year. We identified three prior period misstatements during the second quarter of fiscal 2007, which have now been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. These misstatements were related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes relative to our unrealized profit reserves and (3) the recognition of an obligation for a postretirement benefit health care plan that bridges health coverage from early retirement to Medicare eligibility. These misstatements will be reassessed according to the provisions of SAB No. 108 at the time of adoption at the end of the year. As part of that assessment under SAB No. 108, the corrections will be recorded as adjustments to the opening balance of retained earnings if the effect of correcting the misstatements is determined to be material to current year income. If the effect of correcting the misstatements is deemed not to be material to current year earnings, the corrections will be recorded as a component of current year income. We are still in the process of quantifying the final impact of correcting these financial misstatements. At this time, whether recorded directly to retained earnings or as a component of current year income, we do not expect the reduction in shareholders equity or the impact to current year net income to exceed $8 million.
In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.

2.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity:

	3/31/07	9/30/06
Allowance for possible losses and discounts on trade receivables	$53.1	$58.8

Inventories:
Finished products	$99.6	$83.0
Work in process	16.6	13.7
Raw materials	38.8	33.1

Total inventory	$155.0	$129.8

Accumulated depreciation of equipment leased to others and property	$763.5	$703.5

Accumulated amortization of intangible assets	$86.2	$81.8

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,650,527	61,415,314

Treasury shares outstanding	18,673,385	18,908,598
3.	Acquisitions

The results of acquired businesses are included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

In January 2007, Batesville Casket acquired a small regional casket distributor. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We have completed a preliminary valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and nearly $3.0 million of goodwill. The purchase price remains subject to an earnout provision of up to $5.3 million which would be recorded as an adjustment to goodwill, thus this allocation of purchase price remains subject to change. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products in Australia and we believe that several Medicraft products can be adapted for global and price-sensitive bed markets throughout the world. The purchase price for Medicraft was $15.8 million, including direct acquisition costs. We have essentially completed the valuation of assets and liabilities acquired in this transaction and our allocation of purchase price, resulting in the recognition of approximately $10.9 million of goodwill and $4.3 million of amortizable intangible assets. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

In March 2006, Batesville Casket made an acquisition of a small regional casket distributor. Goodwill of $1.8 million was recorded on the transaction. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

4.	Discontinued Operations

In 2004, we closed the sale of Forethought Financial Services, Inc. (“Forethought”) to FFS Holdings, Inc., an acquisition vehicle formed by the Devlin Group, LLC, which acquired all the common stock of Forethought and its subsidiaries for a combination of cash and other consideration. Because of the need for regulatory approval, we were not able to include with that transaction the sale of Forethought Federal Savings Bank (“FFSB”), which had been a subsidiary of Forethought, but instead retained ownership of FFSB pending approval of the sale from the Office of Thrift Supervision. We received that approval at the end of December 2005 and closed the sale on January 3, 2006, receiving cash consideration of approximately $6.5 million. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006.

As the sale of FFSB was not completed prior to fiscal 2006, its results continued to be reflected as discontinued operations within the Condensed Consolidated Statement of Income for the 2006 period presented herein in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The net loss for FFSB was $0.3 million in the first quarter of fiscal 2006.

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
The components of net pension expense for defined benefit retirement plans were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Service cost	$2.4	$2.8	$4.9	$5.6
Interest cost	5.4	5.1	10.8	10.3
Expected return on plan assets	(6.3)	(6.2)	(12.6)	(12.3)
Amortization of prior service cost, net	0.4	0.4	0.8	0.8
Actuarial loss	—	0.4	—	0.7

Net periodic benefit cost	$1.9	$2.5	$3.9	$5.1

As of March 31, 2007 we have made $1.6 million in contributions to our defined benefit retirement plans during fiscal 2007, and we anticipate contributing an additional $0.4 million during the remainder of fiscal year 2007 to fund our pension plans.
We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. Contributions to the qualified plans are based on both employee and Company contributions. Our contributions to the plans were $4.2 million and $7.6 million, for the quarter and six-month periods ended March 31, 2007 and $4.1 million and $7.4 million for the same periods ended March 31, 2006. We expect to contribute an additional $7.9 million to the plans during the remainder of fiscal year 2007 for a total of $15.5 million compared to $15.0 million in fiscal 2006. The nonqualified defined contribution plans are unfunded and carried a liability of less than $1 million at March 31, 2007 and September 30, 2006.
6.	Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in comprehensive income.
The components of comprehensive income are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Net income	$54.9	$54.5	$106.8	$102.8

Unrealized losses on available-for-sale securities:
Unrealized holding gains/(losses) arising during period, net-of-tax	1.4	(1.1)	3.5	4.0
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(1.5)	(5.1)	(3.9)	(10.8)

Net unrealized loss, net-of-tax	(0.1)	(6.2)	(0.4)	(6.8)

Foreign currency translation adjustment, net-of-tax	0.1	0.7	0.5	(0.4)

Minimum pension liability, net-of-tax	—	—	—	(0.2)

Comprehensive income	$54.9	$49.0	$106.9	$95.4

The composition of Accumulated other comprehensive (loss) income at March 31, 2007 and September 30, 2006 consisted of unrealized gains or (losses) on available-for-sale securities of $3.0 million and $3.4 million, foreign currency translation adjustments of $0 million and ($0.5) million, and a minimum pension liability of ($3.2) million, respectively.
7.	Special Charges

2007 Actions

During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico later this year, to right-size Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of the Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter, the majority of which, except for $0.3 million related to additional pension benefits, will be paid in the next 12 months. Of the non-pension amounts as of March 31, 2007, approximately $0.6 million remained in the reserve.

2006 Actions

In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to right-size Hill-Rom’s North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary, and resulted in a one-time charge of $4.2 million in the fourth quarter of fiscal 2006. The cash component of this charge was $2.6 million, and the majority is to be paid by September 30, 2007. During the quarterly period ended March 31, 2007, approximately $0.2 million of excess reserve related to this action was reversed. As of March 31, 2007, approximately $0.7 million remained in the reserve.

2005 Actions
During the fourth quarter of fiscal 2005, we announced several changes intended to simplify both the corporate and Hill-Rom organizational structures and to support Hill-Rom’s strategy to focus on its core hospital bed frames, therapy support surfaces and services businesses. As part of this change, Hill-Rom established new commercial divisions and also combined sourcing, manufacturing and product development under one new function to support the commercial divisions. Additionally, all Hillenbrand corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.

In building on these announced changes and to further capitalize on progress we had made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of fiscal 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations.

These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, including cash charges related to severance and benefits costs of $24.0 million. In fiscal 2006, a net of $1.4 million in additional charges directly related to the continuation of these efforts was recorded. Further, reversals of approximately $0.6 million were recorded in the second quarter of fiscal 2007 as some amounts previously recorded were not required. As of March 31, 2007, approximately $3.5 million remained in the reserve related to these actions.

8.	Income Taxes

The effective tax rates for the second quarter and the year-to-date periods ended March 31, 2007 were 35.4 percent and 36.1 percent, respectively. The tax rates for the same periods ending March 31, 2006 were 35.6 percent and 36.6 percent, respectively.

9.	Earnings per Common Share

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 1,071,957 and 913,164 for the three and six-month periods ended March 31, 2007 and 1,181,017 and 1,460,901 for the comparable periods of 2006. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Net income (in thousands)	$54,895	$54,558	$106,759	$102,834

Average shares outstanding – Basic (thousands)	61,698	61,447	61,641	61,410

Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	246	132	248	104

Average shares outstanding – Diluted (thousands)	61,944	61,579	61,889	61,514

Income per common share from continuing operations — Basic	$0.89	$0.89	$1.73	$1.68

Loss per common share from discontinued operations — Basic	—	—	—	(0.01)

Net income per common share – Basic	$0.89	$0.89	$1.73	$1.67

Income per common share from continuing operations — Diluted	$0.89	$0.89	$1.73	$1.68
Loss per common share from discontinued operations — Diluted	—	—	—	(0.01)

Net income per common share – Diluted	$0.89	$0.89	$1.73	$1.67

10.	Stock Based Compensation

We adopted SFAS 123(R) in the first quarter of fiscal 2006, and thus recognize the cost of our stock based compensation plans using the fair value based method for all periods presented.

The stock based compensation cost that was charged against income, net of tax, for all plans was $1.9 million and $1.5 million for the three-month periods ended March 31, 2007 and 2006, respectively, and was $2.9 million and $2.1 million for the six-month periods ended March 31, 2007 and 2006, respectively.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/07	3/31/06	3/31/07	3/31/06
Balance at beginning of period	$17.9	$16.4	$17.8	$16.6

Provision for warranties during the period	5.1	4.0	9.1	8.0

Warranty claims during the period	(5.1)	(3.9)	(9.0)	(8.1)

Balance at end of period	$17.9	$16.5	$17.9	$16.5

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
Hill-Rom’s performance under each segment reporting presentation is measured on a divisional income basis before special items. Divisional income generally represents the division’s standard gross profit less their direct operating costs. In the second quarter of fiscal 2007, we expanded the definition of divisional income to include an allocation of certain operations and development costs such as fixed manufacturing overhead, research and development, and distribution costs. All amounts, including the year-to-date periods, presented below reflect this new definition of divisional income. Had we reported the first fiscal quarter in the same manner as the revised presentation below, $21.6 million of functional costs would have been allocated back to the Hill-Rom reporting segments. With respect to the reporting of revenues in this structure, the division responsible for the ultimate sale to the end customer is the only division to receive credit for the revenue. As a result, there are no inter-segment sales between the divisions requiring elimination for segment reporting purposes.

Functional costs include common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

The performance of Batesville Casket is measured on the basis of income from continuing operations before special charges and income taxes. Inter-segment sales do not occur between Hill-Rom and Batesville Casket.

Financial information regarding our reportable segments is presented below. Segment data for fiscal 2006 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended March 31, 2007
Net revenues	$219.0	$42.8	$73.2	$—	$335.0	$181.2	$516.2
Divisional income (loss)	$59.9	$10.0	$8.9	$(42.1)	$36.7	$54.2	$90.9
Public entity costs and other					$(8.0)
Income from continuing operations before income taxes and special charges					$30.8	$54.4	$85.2
Special charges							$0.2

Income from continuing operations before income taxes							$85.0
Income tax expense							$30.1

Net income							$54.9

Assets					$1,738.7	$295.9	$2,034.6
Capital expenditures and intangible assets					$42.0	$2.9	$44.9
Depreciation and amortization					$22.6	$4.4	$27.0

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated

Quarterly Period Ended March 31, 2006
Net revenues	$213.7	$41.4	$59.9	$—	$315.0	$180.6	$495.6
Divisional income (loss)	$52.4	$10.2	$7.7	$(38.1)	$32.2	$52.1	$84.3
Public entity costs and other					$(7.4)
Income from continuing operations before income taxes					$32.4	$52.2	$84.6
Income tax expense							$30.1

Net income							$54.5

Assets					$1,838.5	$289.6	$2,128.1
Capital expenditures and intangible assets					$24.0	$4.5	$28.5
Depreciation and amortization					$22.6	$4.3	$26.9

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended March 31, 2007
Net revenues	$423.2	$88.2	$144.6	$—	$656.0	$343.4	$999.4
Divisional income (loss)	$115.0	$25.2	$17.3	$(80.1)	$77.4	$98.5	$175.9
Public entity costs and other					$(13.9)
Income from continuing operations before income taxes and special charges					$68.4	$99.0	$167.4
Special charges							$0.2

Income from continuing operations before income taxes							$167.2
Income tax expense							$60.4

Net income							$106.8

Assets					$1,738.7	$295.9	$2,034.6
Capital expenditures and intangible assets					$67.3	$4.9	$72.2
Depreciation and amortization					$44.7	$8.7	$53.4

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated

Year-to-Date Period Ended March 31, 2006
Net revenues	$417.5	$84.7	$124.6	$—	$626.8	$346.3	$973.1
Divisional income (loss)	$102.5	$24.6	$17.5	$(77.4)	$67.2	$93.7	$160.9
Public entity costs and other					$(13.4)
Income from continuing operations before income taxes and special charges					$71.1	$93.9	$165.0
Special charges							$2.4

Income from continuing operations before income taxes							$162.6
Income tax expense							$59.5

Income from continuing operations							$103.1
Loss from discontinued operations							$(0.3)

Net income							$102.8

Assets					$1,838.5	$289.6	$2,128.1
Capital expenditures and intangible assets					$38.1	$7.6	$45.7
Depreciation and amortization					$45.8	$8.6	$54.4

13.	Commitments and Contingencies

As previously reported, Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolves all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment. We paid the remaining $266.3 million of the settlement amount into escrow in August 2006 and have retained a $21.2 million litigation accrual associated with the opt-outs.

The previously disclosed purported class action antitrust lawsuit (“FCA Action”) filed by a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and Batesville, is pending in the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”). This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

On October 26, 2006 a new purported class action was filed by additional consumer plaintiffs against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in an alleged market for the sale of caskets. This lawsuit is largely based on similar factual allegations to the FCA Action. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville. The Company has had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action, and has filed a motion to dismiss this action. To date, other purported consumer class actions that had been filed in the wake of the FCA Action have either been consolidated into the FCA Action or dismissed.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations.

In addition, the previously disclosed purported class action lawsuit (the “Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart, filed by Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, and three other current or former “independent casket distributors,” seeking to represent a purported class of “independent casket distributors,” is pending in the Southern District of Texas. The Pioneer Valley Action has not been consolidated with the FCA Action, although the scheduling orders for both cases are identical. The Pioneer Valley Action alleges violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. However, this case does not include causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws alleged in the FCA Action. Pioneer Valley claims that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001.

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006 and post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, but the Court has not yet ruled on the motions. Trials in the FCA and Pioneer Valley Actions are scheduled to begin on or about February 4, 2008, but could be delayed if the Court’s rulings on class certification are appealed by the plaintiffs or defendants in either case, or for other reasons.

Plaintiffs in the consumer cases and the Pioneer Valley Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiff’s damages theories.

If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no contribution rights against each other.

We believe we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories and intend to assert those defenses vigorously in all of these cases. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.

As previously disclosed, Batesville was served with Civil Investigative Demands (“CIDs”) by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the funeral service industry relating to a range of funeral services and products, including caskets. Batesville is cooperating with the attorneys general and no claims have been filed against Batesville.

As previously disclosed, Hill-Rom has received and responded to civil subpoenas from the Offices of the Connecticut and Illinois Attorneys General seeking documents and information related to their investigations of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom was a corporate member. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigations appear to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations and no claims have been filed against Hill-Rom.

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

On May 7, 2007, the Board of Directors of Hillenbrand Industries, Inc. approved in principle a plan to separate into two independent publicly traded companies. Under the plan, the Hill-Rom operating company would be spun out of Hillenbrand Industries through a tax free dividend of its shares to current shareholders of Hillenbrand. Batesville Casket would become the sole operating company of Hillenbrand Industries and continue to be publicly traded under the Hillenbrand Industries name. The separation is expected to be completed within nine months.

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
For a more detailed discussion of industry trends impacting our businesses, our complete fiscal 2007 strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends, Fiscal 2007 Strategy and Other Factors Impacting the Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Progress against Three Year Strategic Plan
We previously outlined our key strategic initiatives for both Hill-Rom and Batesville Casket, to support our desire to grow organic revenue and operating income by an average of mid-to-high single digits over the 2007-2009 time frame, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. While we are still in the early phases of the various initiatives necessary to achieve these goals, we have begun to make some progress which we describe below. While progress has been made on many fronts, we have highlighted areas only where we have made significant progress and where we expect to achieve results in fiscal 2007. For additional details regarding the current year financial impact of these strategic initiatives, see “Consolidated Results of Operations” which follows in this Form 10-Q.
Fiscal 2007 Strategic Imperatives – Hill-Rom
Protect Our Core Business
In protecting our core North American acute care patient support systems business, we continue to focus on increasing our overall competitiveness and stopping share erosion through the launch of new products and existing important core product extensions across the price feature continuum, augmentation of our sales and marketing capabilities increasing sales effectiveness and partnering with customers to improve clinical outcomes by reducing adverse events. Thus far in fiscal 2007 we are making progress with each of these initiatives. In the area of new product development, we have successfully launched a refreshed TotalCare® BariatricPlus product which is an integrated frame and surface that can accommodate a 500-pound patient, treat advanced wounds and pulmonary complications, provide low airloss therapy and provide enhanced features for patient ingress and egress in select markets for use primarily in our rental business. This product has received excellent customer acceptance and is expected to be available nationally before the end of the first quarter of 2008. We have also introduced our new Affinity® IV birthing bed, including the innovative “Stow and Go” feature which allows the foot section to stow quickly and easily under the bed with no lifting of the foot section. Additionally, we recently launched a complete new line of stretchers, with an industry first offering of a full product line capable of fully supporting patients weighing up to 700 pounds. In terms of sales force and marketing actions, we are on pace with our selling, contracting and channel expansion initiatives having added additional personnel in each of these areas during the fiscal year, and with additional resources forthcoming, to facilitate the sale of new products and increase territory coverage. We have also continued to improve selling and contracting-processes in support of gross margin improvement efforts.
Improve Gross Margins
Building off the positive momentum established in fiscal 2006, we have taken additional strides to continue to mitigate the impact of rising material and fuel prices and other competitive pressures on our gross margin rates. To date, our most significant actions have focused on continuous improvement activities within operations including the restructuring of our France manufacturing facility, enhanced pricing discipline and an increased focus on customer profitability. We also continue to leverage our low-cost sourcing operations in Suzhou, China in the procurement of components, sub-assemblies and finished products throughout the Pacific Rim. Additionally, we continue on-track with our plans to launch a low-cost region manufacturing facility in Mexico for products used in lower acuity and selected post-acute care settings. As previously disclosed, we recently acquired a facility in Monterrey and are in the process of bringing the facility on-line. We expect initial shipments from this facility by the end of our current fiscal year.
Revitalize North American Rental Business
Throughout fiscal 2006, we described the nature of various challenges encountered in our rental business, including lower competitive pricing, the initial effects of GPO multi-sourcing actions, declines in the pulmonary and wound products resulting from increasing capital purchases of these products by our customers, lower product availability in certain regions or of certain products, and rental billing and processing issues associated with the 2005 launch of our rental business system. We believe in the importance of the rental business as a component of our portfolio and have significant initiatives currently underway to mitigate those challenges. Some of those initiatives have already begun to yield positive results in fiscal 2007, and we remain committed to further progress to enhance our position and profitability in this part of our business. A summary of key rental business initiatives and our progress to-date are outlined below.

Improve Rental Gross Margins
As previously reported, in the fourth quarter of fiscal 2006 we announced a right-sizing of our North American rental organization and the rationalization of a number of our rental product offerings. This action was projected to yield savings of an estimated $16 million on an annual basis. We completed this action in the first quarter of fiscal 2007 and are currently on target to achieve these savings. We believe some of this benefit will be offset in our overall results by other inflationary pressures and investments in this business.
Simplify Customer Interactions
Our goals include improving our selling and contracting processes and disciplines and to drive increased rental business with our most profitable customers. Progress has been made, but not at the pace we had hoped or expected. We continue to be adversely impacted by strained customer relationships in a number of areas resulting from prior rental billing and processing issues and the ongoing affects resulting from the realignment of group purchasing organization contracts.
On a positive note, we continue to believe that circumstances that caused prior rental billing and processing issues have generally been addressed, and we continue to devote substantial resources to initiatives aimed at further enhancing the system and related business processes to increase efficiency and effectiveness of the system. These initiatives include, but are not limited to, improving user capabilities, increasing system discipline, enhancing system edit and validation procedures, equipment management and improved internal and customer operational reporting—all ultimately aimed not only at further increasing the accuracy and transparency of our customer billings, but also improving the overall customer experience through more user-friendly interaction and providing greater insight through information technology.
Primarily as a result of our prior rental billing issues, we continue to struggle with the collection of certain rental receivables. We continue to devote significant attention, time and resources to the collection of our aged receivables but progress has been slower than we expected. In the third and fourth quarters of fiscal 2007 we are dedicating additional resources from both our accounts receivable department and members of our sales force to the collection of aged receivables. While we believe these efforts will facilitate improved cash collections, as a result of the increased aging of our existing rental receivable portfolio, it is reasonably possible that our rental revenues could be adversely impacted during the remainder of this fiscal year as a result of increased customer allowances and reduced selling time by our sales force.
Invest to Innovate and Refresh Products
To remedy an underinvestment in our therapy rental fleet over the last several years and to keep our fleet current, complete and competitive, we previously announced plans to invest approximately $60 million in our rental fleet in fiscal 2007. To-date, we are on target with our plans, having invested approximately $40 million in our rental fleet as of March 31, 2007.
Develop our Post-Acute Care Business
We continue to believe that we have substantial opportunity to increase our penetration into the North American post-acute care marketplace for patient support systems, surfaces, furniture and accessories. Thus far in fiscal 2007 we have launched a basic wound prevention surface that completes our core surface offering and better positions us for subsequent referrals of more feature-rich and higher margin products. We are also on pace to launch a bariatric frame, a basic platform for use in both extended care and home care, updated powered surfaces in our extended care capital portfolio and a new line of furniture dedicated to extended care. While we are optimistic, we are currently experiencing pressure on both volume and price in both our core home care and extended care rental businesses. Further, the recently approved competitive bidding guidelines for Medicare, discussed below, could put additional price pressure on our home care business.
Expand International Business
We see our International business as an area for strong future growth potential. In order to take advantage of our opportunities in under penetrated regions, we have taken the initiative to invest in direct selling resources and are continuing to look to establish additional distribution channels. Additionally, we continue to evaluate opportunities to address other gaps in our overall product offering through new product development, alliances, the introduction of certain U.S. products and selective acquisitions similar to that demonstrated with the acquisition of Medicraft, Australia PTY, LTD in the first quarter of this fiscal year.
Grow Entrepreneurial Businesses
We have identified three distinct businesses in our portfolio, Hill-Rom Information Technology Solutions, Allen Medical and The Vest® products, which we believe to have opportunities for strong growth. To date, we have exceeded our targeted compounded growth rates of 15% in revenues and operating income for these combined businesses. To maintain such growth rates we will need to continue to develop and launch new products and invest in the respective sales channels of each business. Thus far in fiscal 2007, we have launched an updated version of a new The Vest® system. While we are encouraged by our success to-date, the competition in these businesses is significant and we must continue to execute in order to achieve our goals.
Other Factors Impacting Hill-Rom
GPO Contracts
We continue to expect previously disclosed group purchasing organizations (“GPOs”) contract changes to have an unfavorable impact on rental revenue of approximately $25 million on an annual basis. While thus far the GPO contract changes have not had a significant impact on the capital side of our business, the loss of one or more of these agreements, whether by termination or non-renewal, could have a material adverse effect on our business, including both capital and rental revenues. It is also possible that a trend in GPO mergers and consolidations may drive additional pressure on pricing.
Health Care Regulation
The Medicare Modernization Act, or MMA, passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since its inception. While the MMA has not been fully implemented and all of the implications of this far-reaching law are not yet clear, there has been and will continue to be an affect on durable medical equipment placed in the home. The latest of these developments is the recently passed rules on competitive bidding. Competitive bidding will commence for 10 product categories within 10 metropolitan statistical areas (“MSAs”) in 2007, with bids due later this year and actual pricing under those bids to take effect in the last half of fiscal 2008. Following this initial implementation, competitive bidding is planned to be rolled out to 70 additional MSAs in 2009 and nationally thereafter, and the products covered will also increase with the roll-out. The overall effect of these actions on Hill-Rom is not yet known. As previously discussed in “Fiscal 2007 Strategic Imperatives – Hill-Rom” we have planned overall to increase our extended and home care offerings. With respect to the competitive bidding initiative, of the 10 product categories included, only 2 categories are applicable to Hill-Rom’s current product offerings. Hospital beds and related supplies will be bid in each of the 10 MSAs, while support surfaces are limited to only two of the MSAs. We plan to compete in each of the MSAs where our products are included. As the goal of the new rules is solely to reduce spending on this type of equipment, it is appropriate to expect pricing for such products to be lower as a result. Further, as the bidding process could effectively “lock” out vendors from the individual product categories if their bids are too high, the implications could be even more severe. We are closely watching this situation and are actively engaged in the on-going dialogue surrounding program implementation.

In addition, continuing increases in health care cost projections along with the growing federal budget deficit concerns and other factors could combine to create what we believe to be conditions favorable to Medicare and Medicaid cost containment measures in 2007 and beyond.
Competitive Developments
Competition continues to be strong in both the capital and rental sides of our business. Within capital; product innovation, technology, ease of use and clinical outcomes continue to be critical in the success of new product introductions. Occasionally, new product introductions, either by us or our competitors, can temporarily slow sales of certain products as customers evaluate competing products. While not significant as of yet, we have begun to see some signs that this might be taking place in response to a pending acute care product introduction from a competitor.
Additionally, we have recently seen various acquisition and business alliances in the medical technology arena that could alter the competitive landscape. For example, during the second quarter of fiscal 2007 two of our competitors within the rental side of our business entered into a partnership to facilitate the supply of a combination frame and surface rental solution, a practice which we have employed for many years. We have not yet fully assessed the implications of this or other similar alliances that could pose a threat to our business.
Fiscal 2007 Strategic Imperatives – Batesville Casket
For fiscal 2007, Batesville Casket Company identified a two-prong strategy, one of which essentially focused on what has long been considered our “core business” and the other focused on initiatives outside the core. Included in the core business initiatives were efforts to improve sales force effectiveness, streamline processes, increase customer focus, and pursue strategic acquisitions within the casket industry.
A key component of improved sales force effectiveness has been a renewed focus on funeral product merchandising, which is well underway through the first six-months of fiscal 2007. The entire sales force participated in a period of extensive training early in the year. Early reports are positive, with increased sales and product mix by a very large percentage of customers who have implemented the merchandising systems. Effective merchandising enables our customers to present a broad array of products to serve all of their client families, to improve family satisfaction, and to help offset the financial effects of the relatively low number of deaths in the first six-months of fiscal 2007 as compared to historical trends.
Both manufacturing and logistics recently underwent additional continuous improvement training exercises to advance their skills and capitalize on the process improvements that come from the practice of continuous improvement. Our concierge’s office continues to provide a ready “human” contact point for customers, which improves communication and makes Batesville “easier to do business with” in the eyes of our customers.
In January of 2007, we consummated the acquisition of a small regional casket distributor and are currently well into our integration efforts. The acquisition of Yorktowne Casket, Inc., which was announced in the Fall of 2005, has been delayed because of certain legal impediments, which expired on April 15, 2007. Effective as of that date, a Supply Agreement between Yorktowne and Batesville Casket came into effect and we are currently supplying products to Yorktowne. In addition, we have begun the due diligence process that we anticipate will lead to the acquisition of Yorktowne Casket during the second half of fiscal 2007.
Outside our core business, we continue to emphasize the sale of NorthStar™ caskets and related products to independent casket manufacturers and distributors. NorthStar™ branded caskets are visually distinct from the Batesville® branded caskets and exclude many of the patented features that are part of the Batesville® brand. NorthStar™ sales are growing at a steady pace. We have created a focused NorthStar™ sales team that functions independent of the sales organization that sells Batesville branded caskets.
We also continue to evaluate acquisition and business planning opportunities adjacent to our core business.
Separation into Two Independent Companies
On May 7, 2007, the Board of Directors of Hillenbrand Industries, Inc. approved in principle a plan to separate into two independent publicly traded companies, each strategically positioned to capitalize on growth opportunities in their respective markets. Under the plan, Hill-Rom would be spun out of Hillenbrand Industries through a tax free dividend of its shares to current shareholders of Hillenbrand. Batesville Casket would become the sole operating unit of Hillenbrand Industries and continue to be publicly traded under the Hillenbrand Industries name. The separation is expected to be completed within nine months.
In arriving at this decision, the Board of Directors and senior leadership team of the Company carefully weighed a number of alternatives related to the maximization of long-term value for Company shareholders. After a detailed review, the Board concluded that there is a strong business case to support the separation of the two operating companies comprising Hillenbrand Industries. By operating independently, each company will be able to adopt an appropriate capital structure to allow it to better execute its business plans. Each company would also be able to utilize its own equity as currency for strategic purposes. As two focused companies, Hill-Rom and Hillenbrand Industries (Batesville Casket) would also be better positioned for investors looking for specific industry, valuation, yield, and growth profiles. The plan to separate into two companies is consistent with our strategy to create focused, mission-driven enterprises and as independent and focused companies, each would be better able to compete for, attract and retain talent.
Under the plan, the current management team of each company would remain in place. Hill-Rom would be led by Peter H. Soderberg, and Hillenbrand Industries (Batesville Casket) would be led by Kenneth A. Camp.
Immediately after the separation, Hillenbrand Industries shareholders would own shares in both entities. The transaction will be subject to the final approval of the Board of Directors, favorable market conditions, receipt of a tax ruling from the IRS or alternatively a formal tax opinion on the transaction, the filing and effectiveness by Hill-Rom of a registration statement with the U.S. Securities and Exchange Commission (SEC), completion of necessary debt refinancing and other customary conditions.
Upon separation, each company should enjoy sufficient financial strength and flexibility to achieve its objectives. Subject to review by independent rating agencies, it is intended that upon separation, each company’s financial policies, credit metrics and balance sheets would be commensurate with investment grade credit ratings. In addition, the total dividends of the two companies would be at least equal to the current dividend paid by Hillenbrand Industries. Until the transaction is completed, Hillenbrand expects to pay its current quarterly dividend of $0.2850 per share. In order to preserve the economic status quo of claimants involving uninsured claims against Hillenbrand Industries and either Hill-Rom or Batesville Casket at the time of the spin-off, each of Hill-Rom and Batesville Casket proposes to indemnify Hillenbrand Industries to the extent that Hillenbrand Industries and its co-defendants are unable to satisfy any such claim.

Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Revenues:
Health Care sales	$227.9	$209.5	8.8	$438.7	$404.8	8.4
Health Care rentals	107.1	105.5	1.5	217.3	222.0	(2.1)
Funeral Services sales	181.2	180.6	0.3	343.4	346.3	(0.8)

Total Revenues	$516.2	$495.6	4.2	$999.4	$973.1	2.7

Consolidated revenues for the second quarter of 2007 increased $20.6 million, or 4.2 percent, compared to the second quarter of 2006. The increase in revenues was primarily related to Health Care sales revenues increasing $18.4 million, or 8.8 percent, from the prior year as a result of higher volumes ($10.5 million impact on revenues) and to a slightly lesser extent favorable price realization and favorable exchange rates when compared to the prior year. Volume strength was led by CareAssist® ES bed frames, our recently introduced intensive care architectural arm platform called the Latitude system and Hill-Rom Information Technology Solutions products within our North American Acute Care segment. We also experienced higher volumes in our International and Surgical segment driven by continued success of our AvantGuard™ 800 line and sales by recently acquired Medicraft, a market leading manufacturer of hospital bed platforms in Australia. Health Care rental revenues increased $1.6 million related to increases in rentals of The Vest® by our North American Post Acute segment and favorable exchange rates in our International and Surgical segment, partially offset by Acute Care’s segment rental volume decrease as a result of the unfavorable conditions encountered in 2005 and 2006 and discussed previously in the “Progress against Three Year Strategic Plan—Revitalize North American Rental Business” section above. Current year rental revenues also benefited from lower customer allowances, including a reduction of quarter-end reserve adjustments associated with such allowances, which were down $5.2 million compared to the prior year. Funeral Services revenues were up slightly for the quarter, increasing $0.6 million, driven by higher net price realization, which was nearly offset by lower volume—the result of a low overall death rate during the period influenced by a relatively low pneumonia and influenza rate —and the continued downward shift in product mix resulting from increased sales in lower-end metal products and the continued gradual shift from metal to wood caskets.
Consolidated revenues for the six-months ended March 31, 2007 increased $26.3 million, or 2.7 percent, compared to the same period in 2006. The increase in revenues was primarily related to Health Care sales revenues increasing $33.9 million, or 8.4 percent, from the prior year as a result of the same relative drivers as experienced in the quarter—higher volumes, favorable price realization and favorable exchange rates. On a year-to-date basis, volume strength was also led by the same product lines as discussed above for the second quarter. Health Care rental revenues for the first six-months of fiscal 2007 were $4.7 million, or 2.1 percent, lower than the first six-months of 2006 related primarily to lower volumes, which were expected as we continue to experience many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing and processing issues and the impacts of changes in GPO affiliations. Partially offsetting this unfavorability is lower customer allowances, including quarter-end reserve adjustments, as outlined in the second quarter discussion above. As discussed earlier, we have significant initiatives underway to reverse those unfavorable trends and revitalize our rental business, including increased investments in our therapy rental fleet, increased efficiencies using our rental billing system and reenergized customer focus. While we have already begun to realize benefits, much of the momentum from these initiatives is not expected to take hold until later in the year. Funeral Services revenues were down $2.9 million, or 0.8 percent, for the six-months of 2007, compared to the prior year, due to lower volumes and continued unfavorable product mix shifts, partially offset by favorable net price realization.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$97.7	42.9	$87.5	41.8
Health Care rentals	54.5	50.9	50.7	48.1
Funeral Services	80.0	44.2	75.7	41.9

Total Gross Profit	$232.2	45.0	$213.9	43.2

Consolidated gross profit for the second quarter of 2007 increased in both dollars—$18.3 million, or 8.6 percent—and as a percentage of revenues—45.0 percent compared to 43.2 percent in the prior year period. Health Care sales gross profit increased $10.2 million, or 110 basis points as a percentage of revenues, due primarily to the positive effects of the higher volumes and favorable price realization, along with cost savings realized from various sourcing and other manufacturing cost reduction initiatives. Health Care rental gross profit also increased for the second quarter resulting from the higher revenues and cost reductions following our prior year field service restructuring efforts. Thirdly, Funeral Services gross profit increased $4.3 million, or 230 basis points as a percentage of revenues, driven by favorable price realization and continued productivity improvements at our manufacturing locations, including savings recognized following our wood plant consolidation completed in the prior year. The Funeral Services gross margin favorability was partially offset by the effects of lower volumes and the continued gradual shift in product mix from metal to wood caskets and from higher to lower-end products that have slightly lower margins.

	Six Months Ended		Six Months Ended
	March 31, 2007		March 31, 2006
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$186.1	42.4	$164.7	40.7
Health Care rentals	111.5	51.3	112.0	50.5
Funeral Services	148.8	43.3	140.5	40.6

Total Gross Profit	$446.4	44.7	$417.2	42.9

Similarly, consolidated gross profit for the six-month period ended March 31, 2007 increased in both dollars—$29.2 million, or 7.0 percent,—and as a percentage of revenues—180 basis points higher than the prior year period. Health Care sales gross profit increased $21.4 million, or 170 basis points as a percentage of revenues, driven by favorable price realization and various cost savings initiatives in our sourcing and manufacturing areas. Health Care rental gross profit was essentially flat to the prior year period, but increased 80 basis points to 51.3 percent as a percentage of revenues, as a result of our prior year field service restructuring efforts. Funeral Services gross profit increased $8.3 million, or 270 basis points as a percentage of revenues, also resulting from the same factors discussed for the second quarter above.
Other

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Other operating expenses	$149.3	$137.0	9.0	$284.4	$269.7	5.5
Percent of Total Revenues	28.9%	27.6%		28.5%	27.7%

Special charges	0.2	—	n/a	0.2	2.4	(91.7)

Interest expense	$(5.5)	$(5.1)	7.8	$(11.2)	$(10.1)	10.9
Investment income	8.5	13.2	(35.6)	18.3	28.0	(34.6)
Other	(0.7)	(0.4)	75.0	(1.7)	(0.4)	325.0

Other income/(expense), net	$2.3	$7.7	(70.1)	$5.4	$17.5	(69.1)

Other operating expenses increased $12.3 million for the second quarter of fiscal 2007 compared to the same prior year period. The higher expense levels were primarily due to the increased investments previously outlined as part of our 2007 strategic plan, including increased spending in research and development, marketing and sales. Also contributing to this increase were operating expenses associated with the acquisition of Medicraft made at the beginning of the first quarter and general salary and benefit inflation.
Other operating expenses increased $14.7 million for the six-month period ended March 31, 2007 compared to the same prior year period. The overall higher expense levels were due to the same general factors as outlined above for the second quarter partially offset by lower spending for legal fees related to antitrust lawsuits in 2007. As previously outlined as part of our 2007 strategic plan, we will see an acceleration of spending in the second half of fiscal 2007 on research and development, marketing and sales initiatives.
Special charges for the six-month period ended March 31, 2007, all of which were recognized in the second quarter, related to a $1.0 million special termination benefit charge associated with reductions in force at our Batesville, Indiana manufacturing plant in anticipation of the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was offset by the reversal of $0.8 million of excess reserves from prior year actions. Special charges of $2.4 million were incurred in the first quarter of fiscal 2006, most notably in Europe where we continued with restructuring activities previously announced in the fourth quarter of fiscal 2005. Additional special charges of $2 million to $3 million may be incurred in Europe during fiscal 2007 as our restructuring activities and the voluntary severance program at our French manufacturing facility continue. See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.
Interest expense increased $0.4 million compared to the second quarter of 2006 and $1.1 million compared to the six-month period March 31, 2006 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income for the quarter and year-to-date periods decreased $4.7 million and $9.7 million in fiscal 2007 from the comparable periods in fiscal 2006. While performance of our limited partnership investments was favorable in both periods, the gains and corresponding cash distributions received during the prior year were larger than those of the current year. The timing and magnitude of gains or losses from our limited partnerships are not subject to our control. Other expense was negligible in the quarter and six-month periods ended March 31, 2007 and 2006.
The effective tax rates for the second quarter and the year-to-date periods ended March 31, 2007 were 35.4 percent and 36.1 percent, respectively. The tax rates for the same periods ending March 31, 2006 were 35.6 percent and 36.6 percent, respectively. The second quarter and year-to-date fiscal 2007 effective tax rates reflect the recognition of $1.2 million and $1.7 million of discrete period tax benefits which are primarily related to the release of valuation allowances on capital loss carryforwards realized during the period. This compares to $1.4 million and $2.6 million of discrete period tax benefits recorded in the second quarter and year-to-date of fiscal 2006, principally related to the release of valuation allowances resulting from the recognition of capital gains in 2006 on the sale of certain securities and a deferred tax benefit reflecting a favorable tax law change in Indiana. The effective tax rate without discrete tax benefits was 37.1 percent and 38.2 percent for the year-to-date periods of 2007 and 2006, respectively.
Income from continuing operations increased $0.4 million to $54.9 million in the second quarter of 2007 compared to $54.5 million in the prior year quarter. Year-to-date income from continuing operations increased $3.7 million to $106.8 million in 2007, compared to $103.1 million in the prior year comparable period. This equates to diluted earnings per share of $0.89 and $1.73 for the three-month and the six-month periods of 2007, respectively, compared to $0.89 and $1.68 per share for the comparable periods of 2006.
Results from discontinued operations were a loss of $0.3 million for the first quarter of 2006. With the exception of Forethought Federal Savings Bank (“FFSB”), we completed the divestiture of Forethought Financial Services in the fourth quarter of fiscal 2004. The sale of FFSB was completed on January 3, 2006, and, accordingly, the operations of FFSB were presented as discontinued operations within our Condensed Consolidated Statements of Income for 2006. We recognized an after tax loss on this transaction of $0.6 million in the first quarter of fiscal 2006. See Note 4 to the Condensed Consolidated Financial Statements for more information.
Business Segment Results of Operations

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Revenues:
North America Acute Care	$219.0	$213.7	2.5	$423.2	$417.5	1.4
North America Post-Acute Care	42.8	41.4	3.4	88.2	84.7	4.1
International and Surgical	73.2	59.9	22.2	144.6	124.6	16.1

Total Hill-Rom	335.0	315.0	6.3	656.0	626.8	4.7
Batesville Casket	181.2	180.6	0.3	343.4	346.3	(0.8)

Total revenues	$516.2	$495.6	4.2	$999.4	$973.1	2.7

Divisional income:
North America Acute Care	$59.9	$52.4	14.3	$115.0	$102.5	12.2
North America Post-Acute Care	10.0	10.2	(2.0)	25.2	24.6	2.4
International and Surgical	8.9	7.7	15.6	17.3	17.5	(1.1)
Functional Costs	(42.1)	(38.1)	10.5	(80.1)	(77.4)	3.5

Total Hill-Rom	36.7	32.2	14.0	77.4	67.2	15.2
Batesville Casket	54.2	52.1	4.0	98.5	93.7	5.1

Total divisional income	$90.9	$84.3	7.8	$175.9	$160.9	9.3

The following table reconciles segment divisional income to income from continuing operations before income taxes.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment divisional income	$90.9	$84.3	7.8	$175.9	$160.9	9.3
Public entity costs and other	(8.0)	(7.4)	8.1	(13.9)	(13.4)	3.7
Special charges	(0.2)	—	n/a	(0.2)	(2.4)	(91.7)
Other income	2.3	7.7	(70.1)	5.4	17.5	(69.1)

Income from continuing operations before income taxes	$85.0	$84.6	0.5	$167.2	$162.6	2.8
North America Acute Care
North America Acute Care revenues increased $5.3 million, or 2.5 percent, in the second quarter of 2007 compared to the second quarter of 2006. Sales revenues reflected an increase of $6.7 million, or 4.3 percent, primarily on favorable price realization and higher volumes, partially offset by unfavorable mix, while rental revenues were lower by $1.4 million, or 2.3 percent, due to lower volumes. Higher sales volumes during the quarter were led by increases in our CareAssist® ES platform, Architectural Products, and Workflow Information Technology Solutions products when compared to the prior year, partially offset by declines in our TotalCare® product lines. The decline in rental volume was driven by the loss of some business and reduced account conversions as we continue to experience many of the unfavorable trends encountered in fiscal 2006 resulting from the impact of changes in GPO affiliations and to a lesser extent our past rental billing and processing issues. Volumes were also negatively impacted by continuing declines in the pulmonary product areas resulting from increasing capital purchases by customers of these products. The lower volumes were partially offset by lower customer allowances, including a reduction of the quarter-end reserve adjustment associated with such allowances of $4.2 million
For the six-month period ended March 31, 2007, North America Acute Care revenues increased $5.7 million, or 1.4 percent, compared to the same period in 2006. Sales revenues reflected an increase of $15.7 million, or 5.4 percent, primarily on higher volumes and improved price realization, while rental revenues were lower by $10.0 million, or 7.9 percent, due to lower volumes. The higher sales volumes during the six-months were led by the same products as in the quarter: CareAssist ® ES platform, Architectural Products and Workflow Information Technology Solutions products, partially offset by TotalCare® products. The expected decline in rental revenue for the year-to-date period was consistent with that described above for the quarter.
For North America Acute Care, divisional income increased $7.5 million in the second quarter of 2007 compared to the prior year period. Most of this increase resulted from higher gross profit, which was up $9.0 million compared to the prior period. Sales gross profit was up $9.3 million driven primarily by improved price realization, along with cost improvements in our service fulfillment channels. For rentals, gross profit was down $0.3 million as a result of the $1.4 million revenue shortfall, partially offset by lower costs related to cost improvements in our field service network primarily resulting from our prior year restructuring activities, and from which benefits are expected to continue. Operating expenses increased $1.5 million in the second quarter of 2007, due to certain investments related to our current year strategy.
Divisional income for North America Acute Care increased $12.5, or 12.2 percent, million for the six-month period ended March 31, 2007 compared to the prior year period due to higher gross profit, which was up $13.6 million compared to the prior period. Sales gross profit was up $21.1 million driven by our previously announced strategic initiatives towards price realization and various cost reductions realized in our service fulfillment channels and manufacturing operations. For rentals, gross profit was down $7.5 million as with the generally fixed cost nature of the field service and sales network, only a limited amount of the $10.0 million revenue shortfall could be recovered by lower costs. Operating expenses were up $1.1 million in 2007, due to certain investments related to our current year strategy, as previously outlined .
North America Post-Acute Care
North America Post-Acute Care revenues increased $1.4 million, or 3.4 percent, in the second quarter of 2007 compared to the second quarter of 2006. Sales revenues decreased by $0.3 million, primarily due to lower performance of our Frames product line. Rental revenues increased $1.7 million, primarily related to an increase in revenues on The Vest® and lower customer allowances, including a $1.0 million reduction in quarter-end reserve adjustments related to such allowances. This favorability was partially offset by lower activity in our standard therapy rentals where placements continue to be soft in both home care and extended care.
North America Post-Acute Care revenues increased $3.5 million, or 4.1 percent, in the year-to-date period compared to the 2006 comparable period. Sales revenues increased by $0.9 million, primarily due to the performance of our extended care product line and increased sales of The Vest® products. Rental revenues increased $2.6 million, entirely related to an increase in revenues on The Vest® units and the lower level of customer allowances outlined above. As with the second quarter, this favorability was partially offset by lower activity in our standard therapy rentals.
Divisional income for North America Post-Acute Care decreased $0.2 million, or 2.0 percent, in the second quarter of 2007 compared to the prior year period. The decrease was due primarily to lower sales margins of $1.5 million resulting from slightly lower volume and higher costs, along with an increase in rental margin of $2.3 million due to higher reported revenues along with lower field service costs resulting from prior year restructuring activities related to our field service network. The decrease was partially offset by an increase in operating expenses from prior year by $1.0 million mainly due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional investments in sales and marketing initiatives.
Divisional income for North America Post-Acute Care increased $0.6 million, or 2.4 percent, in the year-to-date period compared to the prior year. The increase was due primarily to higher rental gross profit of $3.6 million associated with the higher rental revenue, along with slightly lower field service costs, once again the result of prior year restructuring activities. This increase was partially offset by lower sales margins of $1.2 million, despite slightly higher revenues as higher material costs continue to negatively impact gross margins. In addition, operating expenses increased from prior year by $1.8 million consistent with the factors outlined for the quarter.
International and Surgical
International and Surgical revenues increased $13.3 million, or 22.2 percent, in the second quarter of 2007 compared to the second quarter of 2006, inclusive of favorable exchange rates of $4.5 million. Sales revenues, up $12.0 million, were positively affected by our acquisition of Medicraft, which was completed early in the first quarter and drove $3.0 million of the revenue increase. Sales of our new AvantGuard™ 800 bed frame launched in Europe to address market demand in the mid and low-end acuity bed frame segment have continued to be strong. Rental revenues were also higher by $1.3 million due to the favorable exchange rates and increased share. In addition to significant growth in Europe, we experienced growth in all other sales geographies, as well as our Surgical business.
International and Surgical revenues increased $20.0 million, or 16.1 percent, for the first six-month period of 2007 compared to the prior year period, inclusive of the favorable impact of exchange rates of $8.1 million. Sales revenues up, $17.3 million, were positively affected our acquisition of Medicraft, which was completed early in the first quarter and drove $6.6 million of the revenue increase. Sales of our new AvantGuard™ 800 bed frame, as outlined above, have been strong. Rental revenues were also higher by $2.7 million due to the favorable exchange rates and increased share. Significant growth in Europe and in our Surgical business have offset the relatively slower start in fiscal 2007 achieved in Asia, Latin America and the Middle East.
Divisional income for International and Surgical increased $1.2 million in the second quarter of 2007 compared to the prior year period, including the impact of favorable exchange rates of $0.7 million. Gross profit was up $6.8 million compared to the prior period on the increased sales revenues described above and the higher rental volume, along with favorable cost and productivity improvements which drove a 230 basis point gain in gross margin. Operating expenses increased by $5.6 million primarily due to the impact of exchange rates on costs, an additional $1.7 million of Australian expenses associated with the Medicraft acquisition and integration and increased investment in the strategic initiatives described in our Form 10-K.
Divisional income for International and Surgical decreased $0.2 million for the first six-months of 2007 compared to the prior year period, including the impact of favorable exchange rates of $1.4 million. Gross profit was up $9.2 million compared to the prior period, consistent with the second quarter on higher revenues and improved gross margins. Operating expenses increased by $9.4 million primarily due to the same factors described above for the quarter, including the impact of exchange rates, additional $2.6 million of Australian expenses associated with the Medicraft acquisition inclusive of integration costs, and increased investment spending.
Batesville Casket
Batesville Casket revenues in the second quarter of 2007 increased $0.6 million, or 0.3 percent, from the prior year comparable period. Revenues were favorably impacted by an increase in net price realization of $6.2 million that was mostly offset by lower volume of $4.0 million and unfavorable product mix of $1.6 million. The volume decline was mostly a result of the relatively low pneumonia and influenza rate during the period. The unfavorable product mix resulted from increased sales of our lower-end metal products, several of which have been only recently introduced to the market, and the continued gradual shift from metal to wood caskets.
For the six-month period ended March 31, 2007, Batesville Casket revenues decreased $2.9 million, or 0.8 percent, from the comparable prior year period. The year-over-year results were negatively impacted by a $8.6 million decrease in the volume of burial caskets, primarily a result of the continued soft death market. Higher external distributor unit sales of $1.5 million mostly offset unfavorable Options cremations product revenue of $1.6 million. Favorable net price realization of $10.7 million was also negatively impacted by a $4.2 million unfavorable product mix, consistent with the second quarter.
Batesville Casket divisional income increased $2.1 million, or 4.0 percent, in the second quarter compared to the same period of the prior year. This favorability was driven by higher gross profit, despite the lower volume, unfavorable product mix and higher commodity costs in steel, zinc and red metals experienced in the quarter. The increase in gross profit was achieved primarily through cost savings initiatives, including $0.9 million associated with our prior year wood plant consolidation, along with other manufacturing process and sourcing efficiencies realized over the prior year and lower relative fuel and utility costs in the quarter. Also positively impacting divisional income for the quarter were lower antitrust litigation costs of $0.9 million and cost savings realized through the in-sourcing of Information Technology deskside support of $0.4 million, which were offset by increased spends on growth initiatives of $1.0 million and incremental integration and operating costs of $0.5 million associated with our January 2007 acquisition.
Batesville Casket divisional income increased $4.8 million, or 5.1 percent, in the year-to-date period of 2007 compared to the same period in the prior year. Consistent with the second quarter, higher gross profit drove the favorability, which, again despite the lower volumes and unfavorable product mix and higher commodity costs, was driven by cost savings of $2.7 million associated with our prior year wood plant consolidation, other manufacturing process and sourcing efficiencies realized over the prior year, a $0.5 million gain on the sale of a distribution facility in the first quarter of 2007 and lower relative fuel and utility costs in the first half of the fiscal year.

Cost savings in Information Technology of $1.0 million related in part to the in-sourcing of deskside support also contributed to the higher divisional income. Partially offsetting those items were increased spends on growth initiatives of $1.6 million, higher antitrust litigation costs of $0.5 million and the costs related to our acquisition discussed above.
Liquidity and Capital Resources

	Six Months Ended
	March 31,
(Dollars in millions)	2007	2006

Cash Flows Provided By (Used In):
Operating activities	$136.8	$84.1
Investing activities	(111.4)	(51.0)
Financing activities	(26.6)	(21.9)
Effect of exchange rate changes on cash	1.3	0.1

Increase in Cash and Cash Equivalents	$0.1	$11.3

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
Operating Activities
For the six-month period ended March 31, 2007, net cash provided by operating activities totaled $136.8 million compared to $84.1 million for the six-months ended March 31, 2006.
Depreciation and amortization decreased slightly to $53.4 million in the first six-months of fiscal 2007 from $54.4 million in the 2006 comparable period.
Changes in working capital decreased cash from operations in the first six-months of 2007 and in the same prior year period. In the first six-months of fiscal 2007, accounts receivable decreased $17.9 million, excluding the increase of $2.7 million from acquisitions, from the prior year-end as a result of the collection of high fiscal year-end receivables. In addition, income taxes payable increased by $11.8 million. These were partially offset by the effects of increased inventories of $20.9 million excluding the impact from acquisitions of $4.3 million and decreased accrued compensation associated with the payment of fiscal 2006 incentive compensation. In the first half of fiscal 2006, our cash flows from operations were significantly adversely impacted by payments related to our restructuring activities and the initial funding under the Spartanburg settlement agreement of $50 million.
Investing Activities
Net cash used in investing activities for the six-months ended March 31, 2007 totaled $111.4 million compared to of $51.0 million for the six-months ended March 31, 2006. Capital expenditures increased to $72.2 million from $45.7 million in the prior year period. Hill-Rom’s capital expenditures increased $29.2 million over the comparable prior year period, due primarily to rental fleet additions of approximately $40 million and the purchase of our low-cost manufacturing facility in Monterey, Mexico for approximately $15 million. Batesville Casket’s capital expenditures decreased to $4.9 million from $7.6 million in the prior year. Further, total fiscal year 2007 capital expenditures are expected to approximate $145 million, as we strategically invest in our rental fleet, our rental systems, and Hill-Rom’s low cost manufacturing facility in Mexico.

The first six-months of investment activity in fiscal 2007 included $118.9 million of purchases and capital calls and $99.5 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $117.9 million of the purchases and $82.2 million of the sales for the first six-months of fiscal 2007, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first six-months of fiscal 2006, current investment purchases were $124.1 million with sales of $120.8 million.
On October 17, 2003, we announced that we had completed our acquisition of ARI, a manufacturer and distributor of non-invasive airway clearance products and systems. The purchase price was $105.2 million. In the first quarter of 2006, the final deferred acquisition payment of $5.7 million was made. All purchase price obligations relative to ARI have now been completed.
On January 30, 2004, we acquired Mediq, a company in the medical equipment outsourcing and asset management business. The purchase price for Mediq was approximately $328.9 million plus an additional $5.9 million of acquisition costs incurred in relation to the transaction. This purchase price was subject to certain adjustments based upon the Mediq balance sheet at the date of close. Upon finalization of the funded status of the Mediq defined benefit pension plan, $7.3 million of the purchase price was returned to Hill-Rom in July 2006, which was recorded as a reduction of goodwill.
In March 2006, Batesville Casket made an acquisition of a small regional casket distributor. Goodwill of $1.8 million was recorded on the transaction.
On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The purchase price for Medicraft was $15.8 million, all of which has been paid as of March 31, 2007.
In January 2007, Batesville Casket acquired a small regional casket distributor. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We have completed a preliminary valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and nearly $3.0 million of goodwill. The purchase price remains subject to an earnout provision of up to $5.3 million which would be recorded as an adjustment to goodwill, thus this allocation of purchase price remains subject to change.
Financing Activities
Net cash used in financing activities totaled $26.6 million for the six-months ended March 31, 2007 compared to $21.9 million for the six-months ended March 31, 2006.
Cash dividends paid increased slightly to $35.2 million in the first six-months of 2007, compared to $34.8 million in the prior year comparable period due to the increase in shares outstanding and the slight increase in dividend rate. Quarterly cash dividends per share were $0.285 and $0.2825 in the two quarters of 2007 and $0.2825 in both quarters of 2006.
Our debt-to-capital ratio was 22.8 percent at March 31, 2007 compared to 25.7 percent at March 31, 2006. This decrease was primarily due to the higher capital resulting from earnings.
Other Liquidity Matters
As of March 31, 2007, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of March 31, 2007, we: (i) had $14.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $385.2 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of March 31, 2007, we had $11.5 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2007, we had $15.2 million of outstanding, undrawn letters of credit under uncommitted credit lines totaling $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
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
During the second quarter of 2007, we did not repurchase any shares of our common stock in the open market. As of March 31, 2007, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
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
Contractual Obligations and Contingent Liabilities and Commitments
For the three and six-month periods ended March 31, 2007 there have not been any significant changes since September 30, 2006 impacting our liquidity or any material changes in our contractual obligations.
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
Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet analyzed the effect of this Interpretation on our consolidated financial statements or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal year 2009, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.
In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007, and measurement elements to be effective for fiscal years ending after December 15, 2008, our fiscal year 2009. As such, we will adopt the recognition and disclosure elements at the end of our current fiscal year. Had the recognition elements been effective as of the end of our last fiscal year, total assets would have been approximately $27 million lower due to the elimination of prepaid and intangible pension assets, and total liabilities would have been unchanged as the recognition of additional accrued pension costs to fully reflect the funded status of our defined benefit pension plans would have been offset by a reduction in deferred tax liabilities at September 30, 2006. Additionally, Accumulated other comprehensive loss would have increased by approximately $27 million.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We will adopt SAB No. 108 at the end of the current fiscal year. We identified three prior period misstatements during the second quarter of fiscal 2007, which have been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. These misstatements were related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes relative to our unrealized profit reserves and (3) the recognition of an obligation for a postretirement benefit health care plan that bridges health coverage from early retirement to Medicare eligibility. These misstatements will be reassessed according to the provisions of SAB No. 108 at the time of adoption at the end of the year. As part of that assessment under SAB No. 108, the corrections will be recorded as adjustments to the opening balance of retained earnings if the effect of correcting the misstatements is determined to be material to current year income. If the effect of correcting the misstatements is deemed not to be material to current year earnings, the corrections will be recorded as a component of current year income. We are still in the process of quantifying the final impact of correcting these financial misstatements. At this time, whether recorded directly to retained earnings or as a component of current year income, we do not expect the reduction in shareholders equity or the impact to current year net income to exceed $8 million.
In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our financial instruments expose us to interest rate risk. During the second quarter of 2007 and throughout fiscal 2006, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at March 31, 2007 and September 30, 2006. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $117.7 million and $81.9 million on hand at March 31, 2007 and September 30, 2006, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of March 31, 2007, the interest rate swap contracts reflected a cumulative loss of $3.3 million, compared to a cumulative loss of $4.3 million at September 30, 2006.

In January 2006, we began using derivative instruments to manage our cash flow exposure from changes in certain currency exchange rates. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $13.7 million and $14.5 million at March 31, 2007 and September 30, 2006, and those derivative instruments had a fair value of $0.3 million and $0.3 million, respectively. The maximum length of time over which the Company has hedging transaction exposure is 12 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $1.2 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.5 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The previously disclosed purported class action antitrust lawsuit (“FCA Action”) filed by a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with Hillenbrand and Batesville, is pending in the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”). This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
On October 26, 2006 a new purported class action was filed by additional consumer plaintiffs against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in an alleged market for the sale of caskets. This lawsuit is largely based on similar factual allegations to the FCA Action. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Hillenbrand and Batesville. The Company has had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action, and has filed a motion to dismiss this action. To date, other purported consumer class actions that had been filed in the wake of the FCA Action have either been consolidated into the FCA Action or dismissed.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations.
In addition, the previously disclosed purported class action lawsuit (the “Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart, filed by Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, and three other current or former “independent casket distributors,” seeking to represent a purported class of “independent casket distributors,” is pending in the Southern District of Texas. The Pioneer Valley Action has not been consolidated with the FCA Action, although the scheduling orders for both cases are identical. The Pioneer Valley Action alleges violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. However, this case does not include causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws alleged in the FCA Action. Pioneer Valley claims that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors who are now in business or have been in business since July 8, 2001.
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006 and post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, but the Court has not yet ruled on the motions. Trials in the FCA and Pioneer Valley Actions are scheduled to begin on or about February 4, 2008, but could be delayed if the Court’s rulings on class certification are appealed by the plaintiffs or defendants in either case, or for other reasons.
Plaintiffs in the consumer cases and the Pioneer Valley Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for the periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiff’s damages theories.
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no contribution rights against each other.
We believe we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories and intend to assert those defenses vigorously in all of these cases. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. There have been no material changes to the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased [1]	Paid per Share	Programs [2]	or Programs
January 1, 2007 – January 31, 2007	3,322	57.10	—	3,000,000

February 1, 2007 – February 28, 2007	3,090	59.90	—	3,000,000

March 1, 2007 – March 31, 2007	3,407	58.39	—	3,000,000

Total	9,819	58.43	—	3,000,000

1	All shares purchased in the three-months ended March 31, 2007 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock of which 1,578,400 shares remained available as of September 30, 2006. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares. However, there were no purchases under this approval in the six-months ended March 31, 2007. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of shareholders on February 8, 2007. Matters voted upon by proxy were: The election of three directors nominated for a three-year term expiring in 2010 and the ratification of the Audit Committee of the Board of Director’s appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

	Voted
	For	Withheld
Election of directors in Class II for terms expiring in 2010:

Ray J. Hillenbrand	48,664,212	4,897,534
Mark D. Ketchum	53,323,395	238,351
Peter H. Soderberg	53,058,639	503,107
Messrs. Rolf A. Classon, Charles E. Golden, W August Hillenbrand and Eduardo Menasce will continue to serve as Class I directors. Mr. John A. Hillenbrand and Dr. Joanne C. Smith will continue to serve as Class III Directors. Due to Anne G. Peirce’s resignation from the Board effective February 8, 2007, there is one vacancy in Class II, and there continues to be an additional vacancy in Class III.

	Voted	Voted
	For	Against	Abstained
Proposal to ratify
PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	53,484,788	57,652	19,306
Item 6. EXHIBITS
A.	Exhibits

Exhibit 10.1	Form of Performance Based Stock Award granted to certain executive officers of Hillenbrand Industries, Inc., Hill-Rom, Inc. and Batesville Casket Company, including the named executive officers, under the Stock Incentive Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Charter of Audit Committee of Board of Directors

Exhibit 99.3	Charter of Nominating/Corporate Governance Committee of Board of Directors

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: May 10, 2007	BY:	/S/	Gregory N. Miller

Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: May 10, 2007	BY:	/S/	Richard G. Keller

Richard G. Keller
Vice President, Controller and Chief Accounting Officer