Form 10-Q
period 2007-06-30
HILLENBRAND INDUSTRIES INC
filed 2007-08-09
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Common Stock, without par value – 61,937,850 shares as of August 1, 2007.

HILLENBRAND INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions, except per share data)

	Quarterly		Nine-Month
	Period Ended		Period Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Net Revenues
Health Care sales	$225.4	$199.8	$664.1	$604.6
Health Care rentals	103.1	104.5	320.4	326.5
Funeral Services sales	165.6	165.0	509.0	511.3

Total revenues	494.1	469.3	1,493.5	1,442.4

Cost of Revenues
Health Care cost of goods sold	132.3	117.0	384.9	357.1
Health Care rental expenses	50.7	53.7	156.5	163.7
Funeral Services cost of goods sold	98.7	96.2	293.3	302.0

Total cost of revenues	281.7	266.9	834.7	822.8

Gross Profit	212.4	202.4	658.8	619.6

Other operating expenses	162.5	127.1	446.9	396.8
Litigation credits	—	(2.3)	—	(2.3)
Special charges	—	0.1	0.2	2.5

Operating Profit	49.9	77.5	211.7	222.6

Other income (expense), net:
Interest expense	(5.5)	(5.4)	(16.7)	(15.5)
Investment income and other	9.3	8.3	25.9	35.9

Income from Continuing Operations Before Income Taxes	53.7	80.4	220.9	243.0

Income tax expense (Note 8)	18.0	29.3	78.4	88.8

Income from Continuing Operations	35.7	51.1	142.5	154.2

Discontinued Operations (Note 4):

Loss from discontinued operations before income taxes (including loss on divestiture of $1.0)	—	—	—	(0.5)
Income tax benefit	—	—	—	0.2

Loss from discontinued operations	—	—	—	(0.3)

Net Income	$35.7	$51.1	$142.5	$153.9

Income per common share from continuing operations – Basic (Note 9)	$0.58	$0.83	$2.31	$2.51
Loss per common share from discontinued operations – Basic (Note 9)	—	—	—	(0.01)

Net Income per Common Share – Basic	$0.58	$0.83	$2.31	$2.51

Income per common share from continuing operations – Diluted (Note 9)	$0.57	$0.83	$2.30	$2.51
Loss per common share from discontinued operations – Diluted (Note 9)	—	—	—	(0.01)

Net Income per Common Share – Diluted	$0.57	$0.83	$2.30	$2.50

Dividends per Common Share	$0.2850	$0.2825	$0.8525	$0.8475

Average Common Shares Outstanding – Basic (thousands)	61,913	61,487	61,732	61,434

Average Common Shares Outstanding – Diluted (thousands)	62,241	61,610	62,007	61,545

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	6/30/07	9/30/06
ASSETS
Current Assets
Cash and cash equivalents	$77.7	$81.9
Current investments (Note 1)	68.4	—
Trade receivables, net	472.7	495.1
Inventories	172.2	129.8
Income taxes receivable	2.2	5.9
Deferred income taxes	28.7	28.2
Other	24.9	23.0

Total current assets	846.8	763.9

Equipment Leased to Others, net	179.0	160.7
Property, net	218.5	208.4
Investments (Note 1)	58.2	64.3

Other Assets
Intangible assets:
Goodwill	428.0	414.1
Software and other, net	154.8	157.6
Notes receivable, net of discounts	141.5	134.4
Prepaid pension costs	20.5	25.2
Deferred charges and other assets	20.6	23.6

Total other assets	765.4	754.9

Total Assets	$2,067.9	$1,952.2

LIABILITIES
Current Liabilities
Trade accounts payable	$98.0	$91.7
Short-term borrowings	8.3	10.9
Accrued compensation	94.4	88.5
Accrued warranty (Note 11)	16.6	17.8
Accrued customer rebates	20.2	23.4
Accrued restructuring (Note 7)	4.4	8.9
Accrued litigation (Note 13)	22.4	22.6
Other	58.9	61.4

Total current liabilities	323.2	325.2

Long-Term Debt	346.8	347.0
Other Long-Term Liabilities	87.6	91.3
Deferred Income Taxes	55.2	57.0

Total Liabilities	812.8	820.5

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY

Common stock	4.4	4.4
Additional paid-in capital	95.4	79.1
Retained earnings	1,736.4	1,646.8
Accumulated other comprehensive income (loss), net-of-tax (Note 6)	1.9	(0.3)
Treasury stock	(583.0)	(598.3)

Total Shareholders’ Equity	1,255.1	1,131.7

Total Liabilities and Shareholders’ Equity	$2,067.9	$1,952.2

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine-Month Period Ended
	6/30/07	6/30/06
Operating Activities
Net income	$142.5	$153.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	80.7	81.4
Accretion and capitalized interest on financing provided on divestiture	(11.1)	(10.7)
Loss on divestiture of discontinued operations (net-of-tax)	—	0.6
Investment income/gains on equity method investments	(10.1)	(10.1)
Investment impairments	—	2.0
Provision for deferred income taxes	(6.1)	14.1
(Gain) loss on disposal of fixed assets	(0.1)	0.8
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions	(15.4)	(35.4)
Other, net	17.0	(10.9)

Net cash provided by operating activities	197.4	185.7

Investing Activities
Capital expenditures and purchase of intangibles	(100.6)	(70.3)
Proceeds on sales of fixed assets	1.6	5.6
Proceeds on sale of business	—	6.5
Acquisitions of businesses, net of cash acquired	(20.7)	(8.3)
Investment purchases and capital calls	(164.0)	(229.1)
Proceeds on investment sales/maturities	114.6	162.4
Bank investments:
Purchases	—	(5.0)
Proceeds on maturities	—	4.7

Net cash used in investing activities	(169.1)	(133.5)

Financing Activities
Change in short-term debt	(2.6)	4.6
Payment of cash dividends	(52.9)	(52.3)
Proceeds on exercise of options	22.3	2.9
Treasury stock acquired	(1.2)	(0.5)
Bank deposits received	—	4.1

Net cash used in financing activities	(34.4)	(41.2)

Effect of exchange rate changes on cash	1.9	1.0

Total Cash Flows	(4.2)	12.0

Cash and Cash Equivalents:
At beginning of period	81.9	76.8

At end of period	$77.7	$88.8

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
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

In 2004, we closed the sale of Forethought Financial Services, Inc. (“Forethought”), and in January 2006 closed on the sale of Forethought Federal Savings Bank (“FFSB”), which had been a subsidiary of Forethought (see Note 4). These transactions represented discontinued operations, and, accordingly, the revenues and costs associated with the business were removed from the individual line items comprising the Condensed Consolidated Statements of Income and presented in a separate section entitled, “Discontinued Operations.” Within the Condensed Consolidated Statements of Cash Flows, year-to-date operating, investing and financing activities of FFSB were reflected within the respective captions of the Condensed Consolidated Statements of Cash Flows.

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

Additionally, rental sales costs, including commissions, are now reflected as a component of operating expenses. This is consistent with the previous classification of selling expenses associated with Health Care sales and Funeral Services sales. Collectively these revisions offer a better reflection of true product sourcing and delivery costs, improve the consistency of the classification of such costs within our various revenue streams and also generally increase the comparability of our results with those of our peers. The classification of certain prior year amounts has been revised herein to conform to this new presentation. Distribution costs of $27.7 million and $86.3 million were moved from operating expenses to cost of goods sold for the third quarter and year-to-date periods of fiscal 2006 and $14.9 million and $46.2 million of rental sales expenses were moved from cost of goods sold to operating expenses for the same periods, respectively. This revision had no impact on operating income, cash flows or earnings per share.

Current Investments

At June 30, 2007, we held $68.4 million of current investments, which consist of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates. These current investments typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded within Investment income and other within the Condensed Consolidated Statements of Income.

Investments

We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Condensed Consolidated Statements of Income. Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gains (losses) on our other investments, are charged or credited to Accumulated other comprehensive income (loss) in shareholders’ equity, net of deferred taxes recognized for the income tax effect of any such unrealized gains (losses). Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies.

Other minority investments are accounted for on either a cost, fair value or equity basis, dependent upon our level of influence over the investee. The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The carrying value as of June 30, 2007 was $30.7 million. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is classified as held-to-maturity and recorded at amortized cost.

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

For the quarterly and nine-month periods ended June 30, 2007, we recognized income on our investments of $4.0 million and $12.5 million, respectively, and $0.7 million and $18.3 million for the comparable prior year periods. These amounts were recorded as a component of Investment income and other within our Condensed Consolidated Statements of Income.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet analyzed the effect of this Interpretation or Staff Position on our consolidated financial statements or results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements

when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We will adopt SAB No. 108 at the end of the current fiscal year. We identified three prior period misstatements during the second quarter of fiscal 2007, which have now been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. These misstatements were related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes relative to our unrealized profit reserves and (3) the recognition of an obligation for a postretirement benefit health care plan that bridges health coverage from early retirement to Medicare eligibility. In the third quarter of fiscal 2007, we identified an additional prior period misstatement, which was also determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. This item related to the failure to properly eliminate the cumulative translation adjustment balance of a disposed entity upon its sale.

These misstatements will be reassessed according to the provisions of SAB No. 108 at the time of adoption at the end of fiscal 2007. As part of that assessment under SAB No. 108, and based upon our current quantification of the misstatements, the corrections will be recorded as adjustments to the opening balance of retained earnings as the effect of correcting the misstatements is considered to be material to current year income. We currently expect the reduction in beginning retained earnings associated with these corrections to approximate $16 million. There will be no effect on the Company’s Consolidated Statements of Income.

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

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity:

	6/30/07	9/30/06
Allowance for possible losses and discounts on trade receivables	$55.3	$58.8

Inventories:
Finished products	$110.7	$83.0
Work in process	17.1	13.7
Raw materials	44.4	33.1

Total inventory	$172.2	$129.8

Accumulated depreciation of equipment leased to others and property	$771.0	$703.5

Accumulated amortization of intangible assets	$92.1	$81.8

Capital Stock:
Preferred stock, without par value:
Authorized 1,000,000 shares; shares issued	None	None
Common stock, without par value:
Authorized 199,000,000 shares; shares issued	80,323,912	80,323,912
Shares outstanding	61,916,887	61,415,314

Treasury shares outstanding	18,407,025	18,908,598
3.	Acquisitions

The results of acquired businesses are included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.

In January 2007, Batesville Casket acquired a small regional casket distributor. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We have completed a preliminary valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and nearly $2.8 million of goodwill. The purchase price remains subject to an earnout provision of up to $5.3 million based on volume retention which would be recorded as an adjustment to goodwill, thus this allocation of purchase price remains subject to change. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products in Australia and we believe that several Medicraft products can be adapted for global and price-sensitive bed markets throughout the world. The purchase price for Medicraft was $15.8 million, including direct acquisition costs. We have nearly completed the valuation of assets and liabilities acquired in this transaction and our allocation of purchase price, resulting in the recognition of approximately $10.9 million of goodwill and $4.3 million of amortizable intangible assets. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

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

As the sale of FFSB was not completed prior to fiscal 2006, its results continued to be reflected as discontinued operations within the Condensed Consolidated Statements of Income for the 2006 period presented herein in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The total net loss including the loss on the transaction of $0.6 million for FFSB was $0.3 million in the first quarter of fiscal 2006.

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

The components of net pension expense for defined benefit retirement plans were as follows:

	Quarterly		Nine-Month
	Period Ended		Period Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Service cost	$2.4	$2.8	$7.2	$8.4
Interest cost	5.3	5.1	15.9	15.4
Expected return on plan assets	(6.3)	(6.0)	(18.9)	(18.3)
Amortization of prior service cost, net	0.4	0.4	1.2	1.2
Actuarial loss	0.1	0.4	0.3	1.1

Net periodic benefit cost	$1.9	$2.7	$5.7	$7.8

As of June 30, 2007 we have made $2.1 million in contributions to our defined benefit retirement plans during fiscal 2007, and we do not anticipate contributing any additional amounts during the remainder of fiscal year 2007 to fund our pension plans.

We sponsor both qualified and nonqualified defined contribution retirement plans for all eligible employees, as defined in the plan documents. The qualified plans fall under Section 401(k) of the Internal Revenue Code. The nonqualified defined contribution plans are unfunded and carried a liability of less than $1 million at June 30, 2007 and September 30, 2006.

6.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments to be included in comprehensive income.

The components of comprehensive income are as follows:

	Quarterly		Nine-Month
	Period Ended		Period Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Net income	$35.7	$51.1	$142.5	$153.9

Unrealized losses on available-for-sale securities:
Unrealized holding gains/(losses) arising during period, net-of-tax	1.8	(0.2)	5.3	3.8
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(1.4)	—	(5.3)	(10.8)

Net unrealized gain (loss), net-of-tax	0.4	(0.2)	—	(7.0)

Foreign currency translation adjustment, net-of-tax	1.7	2.0	2.2	1.6

Minimum pension liability, net-of-tax	—	—	—	(0.2)

Comprehensive income	$37.8	$52.9	$144.7	$148.3

The composition of Accumulated other comprehensive income (loss) at June 30, 2007 and September 30, 2006 consisted of unrealized gains on available-for-sale securities of $3.4 million each period, foreign currency translation adjustments of $1.7 million and ($0.5) million, and a minimum pension liability loss of $3.2 million for each period, respectively.

7.	Special Charges
2007 Actions
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico later this year, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of the Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter, the majority of which, except for $0.3 million related to additional pension benefits, will be paid in the next 12 months. Of the non-pension amounts as of June 30, 2007, approximately $0.5 million remained in the reserve.
2006 Actions
In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to reduce Hill-Rom’s North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary. The result was a one-time charge of $4.2 million in the fourth quarter of fiscal 2006, of which the cash component was $2.6 million. During the nine-month period ended June 30, 2007, approximately $0.3 million of excess reserve related to this action was reversed. As of September 30, 2006 and June 30, 2007, approximately $2.6 million and $0.2 million, respectively, remained in the reserve.
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

These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million. The majority of that amount was cash charges related to severance and benefits costs of $24.0 million, of which $7.3 million was paid in that quarter. In fiscal 2006, a net of $1.4 million in additional charges directly related to the continuation of these efforts was recorded and additional payments were made in the amount of $19.2 million. Further, reversals of approximately $0.6 million were recorded in the second quarter of fiscal 2007 as some amounts previously recorded were not required, and another $1.9 million has been paid through June 30, 2007. As of September 30, 2006 and June 30, 2007, approximately $5.7 million and $3.2 million, respectively, remained in the reserve related to these actions, and the remaining balance is expected to be paid during the next 12 months.

In the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2006 and June 30, 2007, $0.6 million and $0.5 million, respectively, had not yet been paid.

8.	Income Taxes

The effective tax rates for the third quarter and the year-to-date periods ended June 30, 2007 were 33.5 percent and 35.5 percent, respectively. The tax rates for the same periods ending June 30, 2006 were 36.4 percent and 36.5 percent, respectively. The effective tax rates for the third quarter and year-to-date periods ended June 30, 2007 reflect the recognition of $1.4 million and $3.1 million of discrete period tax benefits which are primarily related to the release of valuation allowances on capital loss carryforwards, tax provision to return adjustments, the reinstatement of the research and development credit and the impact of non-deductible separation costs. This compares to $0.2 million and $2.9 million of discrete period tax benefits recorded in the third quarter and year-to-date fiscal 2006, principally related to the release of valuation allowances on capital loss and foreign tax credit related carryforwards and a deferred tax benefit reflecting favorable state tax law changes.

9.	Earnings per Common Share

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 484,367 and 579,621 for the three and nine-month periods ended June 30, 2007 and 1,220,621 and 1,456,362 for the comparable periods of 2006. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Quarterly		Nine-Month
	Period Ended		Period Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Net income (in thousands)	$35,767	$51,103	$142,527	$153,937

Average shares outstanding – Basic (thousands)	61,913	61,487	61,732	61,434

Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	328	123	275	111

Average shares outstanding – Diluted (thousands)	62,241	61,610	62,007	61,545

Income per common share from continuing operations — Basic	$0.58	$0.83	$2.31	$2.51
Loss per common share from discontinued operations — Basic	—	—	—	(0.01)

Net income per common share – Basic	$0.58	$0.83	$2.31	$2.51

Income per common share from continuing operations — Diluted	$0.57	$0.83	$2.30	$2.51
Loss per common share from discontinued operations — Diluted	—	—	—	(0.01)

Net income per common share – Diluted	$0.57	$0.83	$2.30	$2.50

10.	Stock Based Compensation

We adopted SFAS 123(R) in the first quarter of fiscal 2006, and thus recognize the cost of our stock based compensation plans using the fair value based method for all periods presented.

The stock based compensation cost that was charged against income, net of tax, for all plans was $0.5 million and $0.3 million for the three-month periods ended June 30, 2007 and 2006, respectively, and was $1.5 million and $0.7 million for the nine-month periods ended June 30, 2007 and 2006, respectively.

During the third quarter of 2007, we granted Performance Based Stock Awards to our executives. These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interest with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) assure clear accountabilities and provide rewards for producing results, and (iv) ensure competitive compensation in order to attract and retain superior talent. These awards are performance based restricted stock units, which are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our restricted stock units are not entitled to cash dividend reinvestment. Vesting of the grants is contingent upon achievement of certain one, two, and three-year performance targets and corresponding service requirements.

As of June 30, 2007, 68,550 performance based restrictive stock units had been granted and were outstanding, with fair values on the date of grant ranging between $60.86 and $66.18 per share. The maximum amount we could be required to expense for the performance based restrictive stock units is $4.2 million and nothing would be expensed if none of the performance targets and/or service requirements were met. Compensation expense, based on the estimated achievement of performance and service requirements, is recognized over the performance period through September 30, 2009.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Nine-Month
	Period Ended		Period Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Balance at beginning of period	$17.9	$16.5	$17.8	$16.6
Provision for warranties during the period	3.5	3.8	12.3	11.8
Warranty reserves acquired	—	—	0.3	—
Warranty claims during the period	(4.8)	(3.7)	(13.8)	(11.8)

Balance at end of period	$16.6	$16.6	$16.6	$16.6

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

We are organized into two operating companies, Hill-Rom and Batesville Casket. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company. Accordingly, the Company’s segment activities are reported herein in a manner consistent with the way management monitors its performance.

In October 2006, we initiated new operational strategies and associated initiatives for our two operating companies, and as a result, Hill-Rom’s organizational structure was modified to better align with those strategies and initiatives. The new structure categorizes Hill-Rom activities into three commercial divisions, reflecting our broad customer segments. Sourcing, manufacturing, and product development continue to be combined under one function to support these commercial divisions. When combined with the Batesville Casket segment, our 2007 reportable segments are as follows:
•	North America Acute Care (Acute)

•	North America Post-Acute Care (Post-Acute)

•	International and Surgical

•	Batesville Casket
The Company’s performance under each reportable segment is measured on a divisional income basis before special items. Inter-segment sales do not occur between Hill-Rom and Batesville Casket.

Hill-Rom’s divisional income generally represents the division’s standard gross profit less their direct operating costs. In the second quarter of fiscal 2007, we expanded the definition of divisional income to include an allocation of certain operations and development costs such as fixed manufacturing overhead, research and development, and distribution costs. All amounts, including the year-to-date periods, presented below reflect this new definition of divisional income. With respect to the reporting of revenues in this structure, the division responsible for the ultimate sale to the end customer is the only division to receive credit for the revenue. As a result, there are no inter-segment sales between the Hill-Rom divisions requiring elimination for segment reporting purposes.

Hill-Rom’s functional costs include common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the segments. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

Financial information regarding our reportable segments is presented below. Segment data for fiscal 2006 has been restated to conform with the new reporting structure outlined above:

	Hill-Rom
			International	Functional	Total	Batesville
	Acute	Post-Acute	& Surgical	Costs	Hill-Rom	Casket	Consolidated

Quarterly Period Ended June 30, 2007
Net revenues	$206.8	$45.3	$76.4	$—	$328.5	$165.6	$494.1

Divisional income (loss)	$51.4	$11.4	$10.7	$(47.8)	$25.7	$36.0	$61.7
Public entity costs and other							(11.8)
Special charges							—
Other income (expense) net							3.8

Income from continuing operations before income taxes							53.7
Income tax expense							18.0

Net income							$35.7

Assets					$1,782.2	$285.7	$2,067.9
Capital expenditures and intangible assets					$23.4	$5.0	$28.4
Depreciation and amortization					$22.8	$4.5	$27.3

	Hill-Rom
			International	Functional	Total	Batesville
	Acute	Post-Acute	& Surgical	Costs	Hill-Rom	Casket	Consolidated

Quarterly Period Ended June 30, 2006
Net revenues	$205.3	$42.6	$56.4	$—	$304.3	$165.0	$469.3

Divisional income (loss)	$50.4	$12.8	$6.4	$(34.0)	$35.6	$45.2	$80.8
Public entity costs and other							(5.5)
Special charges (credits)							(2.2)
Other income (expense) net							2.9

Income from continuing operations before income taxes							80.4
Income tax expense							29.3

Net income							$51.1

Assets					$1,908.8	$281.4	$2,190.2
Capital expenditures and intangible assets					$19.1	$5.5	$24.6
Depreciation and amortization					$22.6	$4.4	$27.0

	Hill-Rom
			International	Functional	Total	Batesville
	Acute	Post-Acute	& Surgical	Costs	Hill-Rom	Casket	Consolidated

Nine-Month Period Ended June 30, 2007
Net revenues	$630.0	$133.5	$221.0	$—	$984.5	$509.0	$1,493.5

Divisional income (loss)	$166.4	$36.6	$28.0	$(127.9)	$103.1	$134.5	$237.6
Public entity costs and other							(25.7)
Special charges							0.2
Other income (expense) net							9.2

Income from continuing operations before income taxes							220.9
Income tax expense							78.4

Net income							$142.5

Assets					$1,782.2	$285.7	$2,067.9
Capital expenditures and intangible assets					$90.7	$9.9	$100.6
Depreciation and amortization					$67.5	$13.2	$80.7

	Hill-Rom
			International	Functional	Total	Batesville
	Acute	Post-Acute	& Surgical	Costs	Hill-Rom	Casket	Consolidated

Nine-Month Period Ended June 30, 2006
Net revenues	$622.8	$127.3	$181.0	$—	$931.1	$511.3	$1,442.4

Divisional income (loss)	$152.9	$37.4	$23.9	$(111.4)	$102.8	$138.9	$241.7
Public entity costs and other							(18.9)
Special charges							(0.2)
Other income (expense) net							20.4

Income from continuing operations before income taxes							243.0
Income tax expense							88.8

Income from continuing operations							154.2
Loss from discontinued operations							(0.3)

Net income							$153.9

Assets					$1,908.8	$281.4	$2,190.2
Capital expenditures and intangible assets					$57.2	$13.1	$70.3
Depreciation and amortization					$68.4	$13.0	$81.4
13.	Commitments and Contingencies

Hill-Rom Antitrust Litigation

In fiscal 2005, Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolved all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.

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

Batesville Casket Antitrust Litigation

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

We believe we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories and we will continue to assert those defenses vigorously in all of these cases. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.

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

HRDI Investigation

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

General

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
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and health information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide to enhance the safety and quality of patient care.
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
Progress against Three Year Strategic Plan
We previously outlined our key strategic initiatives for both Hill-Rom and Batesville Casket, to support our desire to grow organic revenue and operating income by an average of mid-to-high single digits over the 2007-2009 time frame, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We are still in the early phases of the various initiatives necessary to achieve these goals and this is a critical year of investing in the business to support future growth. While we have begun to make progress against the initiatives, we discuss below areas primarily where we have made significant progress or have encountered challenges. For additional details regarding the current year financial impact of these strategic initiatives, see “Consolidated Results of Operations” which follows in this Form 10-Q.
Fiscal 2007 Strategic Imperatives – Hill-Rom
Protect and Differentiate Our Core Business
We continue to focus on increasing our overall competitiveness and stemming share erosion in our core North America acute care patient support systems business through the launch of new products and existing important core product extensions across the price feature continuum, augmentation of our sales and marketing capabilities, increasing sales effectiveness and partnering with customers to improve clinical outcomes by reducing adverse events. We continue to face increasing competitive pressure, which supports our increasing efforts to differentiate our product offerings.
In the area of new product development, we have successfully launched a number of new and enhanced products. While we have experienced slight delays in some of our product releases, which may challenge our ability to realize significant top-line revenue growth for the balance of the fiscal year, we expect significant new product introductions before the end of the first quarter of fiscal 2008. Some of the more significant releases thus far are summarized below.
•	In the first quarter of the fiscal year, we introduced our new Affinity® IV birthing bed, including the innovative Stow and Go™ feature which allows the foot section to stow quickly and easily under the bed with no lifting of the foot section.

•	In the second quarter, we launched a complete new line of stretchers, with an industry first offering of a full product line capable of fully supporting patients weighing up to 700 pounds.

•	In April we announced an alliance with Tempur-Pedic, which will result in a new line of medical mattresses being offered to Hill-Rom’s acute care customers for use with our leading market products such as the VersaCare®, CareAssist® and Affinity® IV beds, as well as stretchers and mattress replacement systems. These new mattresses introduce a new level of comfort to patients using these products and shipments began during the third quarter.

•	In May we launched the Navicare® Patient Safety Suite of software applications that work with our “smart” ICU and medical-surgical beds.
While we expect to increase our competitiveness as a result of these new and enhanced products, certain of these product introductions or anticipated competitors’ new product offerings appear to be resulting in temporary delays in some customer purchasing decisions related to the evaluation of new products. In particular, similar to the delays in customer purchases we experienced when we released our VersaCare® platform in 2004, a competitor’s anticipated launch of a new critical care bed may cause such delays, potentially impacting the timing of customer orders and shipments.
While some of our competitors have chosen to focus primarily on price and product features to drive sales, we continue to stand firm in our resolve that both we and our customers will best succeed if we remain focused on improving clinical outcomes through a combination of people, processes and differentiated technology. With that objective, we have made some exciting strides this year and are pursuing additional opportunities to collaborate with certain of our customers to reduce adverse events associated with hospital stays.
As part of our mission to enhance outcomes for patients and their caregivers, we have aligned our people, processes and technologies to help health care providers achieve superior clinical outcomes for their patients and meet safety guidelines set by a number of organizations. Our Navicare® Patient Safety Solutions are embodied by our No Falls, Clear Lungs, Safe Skin™ programs. These programs address three of The Joint Commission’s National Patient Safety Goals (NPSG) for 2007. The No Falls, Clear Lungs, Safe Skin™ Programs take a comprehensive approach that include working with health care providers to help optimize safety protocols and enable change management, offering a technology portfolio of innovative software, patient support systems, communication technologies and reporting tools that are designed to work together to improve patient safety and outcomes. Our experiences with customers have demonstrated that a system of care addressing these issues can reduce patient length of stay, help prevent injuries to patients and caregivers, lower costs and improve patient and nurse satisfaction.
Improve Gross Margins
Building off the positive momentum established in fiscal 2006, we have continued to mitigate the impact of rising material and fuel prices and competitive pressures on our gross margins. To date, our most significant actions have focused on continuous improvement activities within operations including the restructuring of our France manufacturing facility, enhanced pricing discipline and an increased focus on customer profitability. We also continue to leverage our low-cost sourcing operations in Suzhou, China in the procurement of components, sub-assemblies and finished products throughout the Pacific Rim, as well as improve our sourcing processes to consolidate our core supply base to better leverage our volume of purchases to reduce costs. While these and other efforts have provided gross margin improvements in recent quarters, gross margins will likely continue to be subject to some volatility from quarter to quarter based on sales patterns and emerging market purchasing trends.
As previously disclosed, on February 1, 2007 we acquired a manufacturing facility in Monterrey, Mexico as part of our effort to mitigate the impact of rising material and fuel prices and other competitive pressures for products used in lower acuity and selected post-acute care settings. We are in the process of bringing the facility on-line. Facility preparation for the first production line is complete. Start up efforts continue to progress well and we remain on track to ship first production units from this facility before the end of fiscal 2007.
Revitalize North American Rental Business Operations
As previously disclosed, we face a number of challenges in our rental operations. We believe in the importance of rental products as a component of our portfolio and have significant initiatives currently underway to mitigate those challenges. Some of those initiatives have already begun to yield positive results in fiscal 2007, and we remain committed to further progress to enhance our position and profitability in this part of our business. The more significant rental developments are as follows:
•	During the first quarter of this fiscal year, we launched in select markets a new and improved TotalCare® BariatricPlus product, which is an integrated frame and surface that can accommodate a 500-pound patient, treat advanced wounds and pulmonary complications, provide low airloss therapy and provide enhanced features for patient ingress and egress in select markets for use primarily in our rental business. This product has received excellent customer acceptance and is expected to be available nationally before the end of the first quarter of fiscal 2008.

•	In late May, we completed the final phase of planned enhancements to our third party rental order management and billing system on-time and under budget. These system enhancements were aimed at simplifying our third party rental order processing and administration in order to provide further efficiencies and effectiveness, allowing us to better serve our home care, extended care and respiratory care rental customers. With the new third party enhancements in place, we will continue to maintain attention on improving the overall customer experience through more user-friendly interaction and by providing greater insight through information technology. Additional enhancements continue for our North America Acute Care rental business.

•	The difficulties encountered in the launch of the rental billing system had an adverse impact on rental revenues in fiscal 2006. Some issues have carried forward into 2007, including increased customer allowances for past rental billing issues and the resolution of related aged receivables, strained customer relationships, reduced sales time available for our clinical sales force and the loss of some rental business. While we have made substantial progress, exposure still remains as we continue to address aged rental receivables. We continue to devote significant attention, time and resources to the collection of our aged receivables. In the third quarter, we began to dedicate additional resources from both our accounts receivable department and members of our sales force to the collection of aged receivables. We believe these efforts will continue to facilitate improved cash collections. However, our rental revenues could be materially adversely impacted during the fourth quarter of this fiscal year as a result of increased customer allowances to deal with aged receivables and reduced selling time by our sales force.
•	As previously reported, in the fourth quarter of fiscal 2006 we announced a reduction of our North American rental organization and the rationalization of a number of our rental product offerings. We remain on target to realize $16 million of annual savings from this action, which is helping and will continue to help mitigate other cost and revenue pressures faced within our rental operations.

•	We previously announced plans to invest approximately $60 million in our rental fleet in fiscal 2007 to remedy an underinvestment in our fleet over the last several years. We remain on target with our plans, having invested approximately $47 million in our rental fleet through June 30, 2007.

•	In July we launched a new therapeutic mattress for our proprietary TotalCare® and VersaCare® frames. This new therapeutic mattress will also be compatible with certain competitor frames.
Develop our Post-Acute Care Business
We continue to believe that we have substantial opportunity to increase our penetration into the North America post-acute care marketplace for patient support systems, surfaces, furniture and accessories. Thus far in fiscal 2007 we have launched a basic wound prevention surface that completes our core surface offering and better positions us for subsequent referrals of more feature-rich and higher margin products. Additionally, we have launched a bariatric frame, together with a basic bariatric wound prevention surface. We also expect, as a complement to these new offerings, to release in the first quarter of fiscal 2008, a new frame, furniture and additional accessories to augment our current limited offering of home care therapy surfaces. We believe that our extensive service and distribution capabilities will allow us to bypass traditional channels of distribution and reach customers directly. Additionally, our ability to rent or make our products available for capital sale, positions us to serve our customers’ needs, regardless of their purchasing preference.
While we are optimistic about our growth opportunities within the post-acute marketplace, we are currently experiencing pressure on both volume and price in both our core home care and extended care rental businesses. Further, the recently approved competitive bidding guidelines for Medicare, discussed below, could put additional price pressure on our home care business beginning in 2009.
Expand International Business
We continue to see our International business as an area for strong future growth potential. In order to take advantage of our opportunities in under penetrated regions, we are investing in direct selling resources and are continuing to look to establish additional distribution channels. In late July, we announced a distribution agreement with Paramount Bed, Japan’s leading maker of medical beds and patient support systems, for the distribution of Hill-Rom’s products in Japan.
Additionally, we continue to evaluate other opportunities to address gaps in our overall product offering through new product development, alliances, and the introduction of certain U.S. products to the international market. Selective acquisitions, like our fully integrated acquisition of Medicraft in Australia, also remain an area of opportunity and focus.

Grow Entrepreneurial Businesses
We have identified three distinct businesses in our portfolio, Hill-Rom Information Technology Solutions, Allen Medical and The Vest® products, which we believe to have opportunities for strong growth. We have targeted compounded growth rates of 15 percent in revenues and operating income for these combined businesses. On a year-to-date basis, we have achieved combined revenue growth of approximately 12 percent and have far surpassed our target with respect to operating income growth. To maintain such growth rates we will need to continue to develop and launch new products and invest in the respective sales channels of each business. Thus far in fiscal 2007, we have launched updated versions of both acute care and home versions of The Vest® systems, and we have better aligned our information technology solutions products with our core business to facilitate the goal of enhanced outcomes in patient care. While we are encouraged by our success to-date, the competition in these businesses is significant and we must continue to execute in order to achieve our goals.
Other Factors Impacting Hill-Rom
GPO Contracts
The majority of Hill-Rom’s North American hospital sales and rentals are made pursuant to contracts with group purchasing organizations (GPOs). A number of those GPO contracts came up for renewal during fiscal 2006 and 2007, and our results confirmed our preliminary expectations that GPOs are generally moving from sole-source agreements to dual and multi-source awards.
In almost all instances our new or amended contracts negotiated with GPOs in fiscal 2006 and 2007 are dual or multi-source and, in some instances, we have not been awarded contracts in specific product categories, primarily related to rental products. While difficult to predict, these changes will put additional pressure on our rental revenues. We are taking significant actions with respect to our rental operations, which we expect will limit the future unfavorable annual revenue impact of the GPO contract changes to approximately $25 million, but there can be no assurance that these actions will be successful.
To date, the financial impact of these changes on the capital side of our business has not been as significant. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in one or more of these agreements could have a material adverse effect on our business, including both capital and rental revenues.
Health Care Regulation
The Medicare Modernization Act, or MMA, passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since its inception. While the MMA has not been fully implemented and all of the implications of this far-reaching law are not yet clear, there has been and will continue to be an affect on durable medical equipment placed in the home. The latest of these developments is the recently finalized rules on competitive bidding. Competitive bidding will commence for ten product categories within ten metropolitan statistical areas (“MSAs”) in 2007, with bids due later this year and actual pricing under those bids to take effect in the last half of fiscal 2008. Following this initial implementation, competitive bidding is planned to be rolled out to seventy additional MSAs in 2009 and nationally thereafter, and the products covered will also increase with the roll-out. The overall effect of these actions on Hill-Rom is not yet known. As discussed above, we have planned overall to increase our extended and home care offerings. With respect to the competitive bidding initiative, of the ten product categories included, only two categories are applicable to Hill-Rom’s current product offerings. Hospital beds and related supplies will be bid in each of the ten MSAs, while support surfaces are limited to only two of the MSAs. We plan to compete in most of the MSAs where our products are included. As the goal of the new rules is solely to reduce spending on this type of equipment, it is appropriate to expect pricing for such products to be lower as a result. Further, as the bidding process could effectively “lock” out vendors from the individual product categories if their bids are too high, the implications could be even more severe. We are closely watching this situation and are actively engaged in the on-going dialogue surrounding program implementation.
Competitive Developments
Competition continues to be strong in both the capital and rental sides of our business. Within capital; product innovation, technology, ease of use and clinical outcomes continue to be critical in the success of new product introductions. Occasionally, new product introductions, either by us or our competitors, can temporarily slow sales of certain products as customers evaluate competing products. While not significant as of yet, we have begun to see some signs that this might be taking place in response to an acute care product introduction from a competitor.
Additionally, we have recently seen various acquisition and business alliances in the medical technology arena that could alter the competitive landscape. For example, during the second quarter of fiscal 2007 two of our competitors entered into a partnership to facilitate the supply of a combination frame and surface rental solution, a practice which we have employed for many years. Such alliances could pose a threat to our business.
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
A key component of improved sales force effectiveness has been a renewed focus on funeral product merchandising, which continues to show positive financial results through the first nine-months of fiscal 2007. We have experienced increased sales and improved product mix by a very large percentage of customers who have implemented the merchandising systems. Effective merchandising enables our customers to present a broad array of products to serve all of their client families, to improve family satisfaction, and to help offset the financial effects of the continuing gradual decline in the number of burial deaths.
In an effort to respond to consumers who prefer high eye-appeal caskets with relatively low feature content, we launched two model series that have lower than average selling prices.
While our sales focused initiatives have shown positive results, we continue to be challenged by declining burial trends as well as increased price competition in the market. Another pressure to revenues includes the importation of foreign-produced burial caskets that have recently shown increased activity. We remain committed to differentiating our product offering based on service, quality and merchandising expertise.
Both the manufacturing and logistics areas of Batesville continue to undergo continuous improvement exercises to advance their skills and capitalize on the process improvements that come from the practice of continuous improvement. Our concierge’s office continues to provide a ready “human” contact point for customers, which improves communication and makes Batesville “easier to do business with” in the eyes of our customers.
In January of 2007, we consummated the acquisition of a small regional casket distributor and have effectively integrated that business into ours. On July 24, 2007, we announced the termination of negotiations related to the possible acquisition of Yorktowne Caskets, Inc. (“Yorktowne”). Our intentions to acquire Yorktowne were previously announced in the fall of 2005, but our efforts were delayed because of certain legal impediments, which expired on April 15, 2007. Effective as of that date, a supply agreement between Yorktowne and Batesville Casket was put into place and we began to update the due diligence process that originally led to our announced interest to acquire Yorktowne. Unfortunately we were unable to reach acceptable terms with Yorktowne with respect to an acquisition and Matthews International subsequently announced that it had purchased certain assets of Yorktowne. Termination of the negotiations resulted in the recognition of a $2.8 million charge in the third quarter of fiscal 2007 for previously deferred costs related to the planned acquisition. Shortly before the transfer of its assets to Matthews, Yorktowne ceased purchasing funeral products from us under the supply agreement. We are currently evaluating our legal rights under the supply agreement and other areas of potential financial impact associated with that Agreement and have taken a $3.2 million reserve in connection therewith.
Outside our core business, we continue to emphasize the sale of NorthStar™ caskets and related products to independent casket manufacturers and distributors. NorthStar™ branded caskets are visually distinct from the Batesville® branded caskets and exclude many of the patented features that are part of the Batesville® brand. NorthStar™ casket sales are growing at a steady pace. We have created a focused NorthStar™ casket sales team that functions independent of the sales organization that sells Batesville branded caskets.
We also continue to evaluate acquisition and business planning opportunities adjacent to our core business.
Separation into Two Independent Companies
On May 10, 2007 Hillenbrand announced that its board of directors had approved in principle a plan to separate into two independent publicly traded companies, each strategically positioned to capitalize on growth opportunities in their respective markets. Under the previously disclosed plan approved by the Board, Hill-Rom would be spun out of Hillenbrand through a tax free dividend of its shares to shareholders of Hillenbrand, and Batesville Casket would become the sole operating unit of Hillenbrand and continue to be publicly traded under the Hillenbrand name.
As work on the separation progresses, the potential advantage of spinning off Batesville Casket—rather than Hill-Rom—through a tax free dividend of its shares to shareholders is being considered. This alternative mechanism may provide greater structural simplicity and other benefits. A final decision will be subject to review and approval by the Hillenbrand Board of Directors. Regardless of the mechanism, we are still planning to complete the separation by February, 2008 as originally intended.
In arriving at the decision to separate the two operating companies, the Board of Directors and senior leadership team of the Company carefully weighed a number of alternatives related to the maximization of long-term value for Company shareholders. After a detailed review, the Board concluded that there is a strong business case to support the separation of the two operating companies comprising Hillenbrand. By operating independently, each company will be able to adopt an appropriate capital structure to allow it to better execute its business plans. Each company would also be able to utilize its own equity as currency for strategic purposes. Two focused companies would also be better positioned for investors looking for specific industry, valuation, yield, and growth profiles. The plan to separate into two companies is consistent with our strategy to create focused, mission-driven enterprises and as independent and focused companies, each would be better able to compete for, attract and retain talent.
Under the plan, the current management team of each company would remain in place. Hill-Rom would be led by Peter H. Soderberg, and Batesville Casket would be led by Kenneth A. Camp.
Immediately after the separation, Hillenbrand shareholders would own shares in both entities. The transaction will be subject to the final approval of the Board of Directors, favorable market conditions, receipt of a favorable tax ruling from the IRS, formal tax opinions on select aspects of the transaction from legal counsel, the filing and effectiveness by the entity to be spun off of a registration statement with the U.S. Securities and Exchange Commission (SEC), completion of necessary debt refinancing and other customary conditions.
Upon separation, each company should enjoy sufficient financial strength and flexibility to achieve its objectives. Subject to review by independent rating agencies, it is intended that upon separation, each company’s financial policies, credit metrics and balance sheets would be commensurate with investment grade credit ratings. In addition, the total dividends of the two companies would be at least equal to the current dividend paid by Hillenbrand. Until the transaction is completed, Hillenbrand expects to pay its current quarterly dividend of $0.2850 per share. We also intend that the separation preserve the economic status quo of uninsured claimants against Hillenbrand and Batesville Casket at the time of the spin-off.
To date we are progressing with our plans to execute the separation of our companies within the expected nine-month frame previously communicated.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Revenues:
Health Care sales	$225.4	$199.8	12.8	$664.1	$604.6	9.8
Health Care rentals	103.1	104.5	(1.3)	320.4	326.5	(1.9)
Funeral Services sales	165.6	165.0	0.4	509.0	511.3	(0.4)

Total Revenues	$494.1	$469.3	5.3	$1,493.5	$1,442.4	3.5

Consolidated revenues for the third quarter of 2007 increased $24.8 million, or 5.3 percent, compared to the third quarter of 2006. The increase in revenues was driven by Health Care sales revenues, which increased $25.6 million, or 12.8 percent, on higher volumes and to a lesser extent favorable exchange rates and price realization when compared to the prior year. The higher volumes were driven by our International and Surgical segment, which experienced continued success with our new AvantGuard™ 800 product line in the mid and low-end acuity bed frame segment within Europe, along with sales from our recent acquisition in Australia, Medicraft, which approximated $4.2 million. Some volume strength was also realized in our North America Acute Care segment, led by CareAssist® bed frames, our Latitude® system intensive care architectural arm platform, parts and service revenue and our recently updated stretcher line. Somewhat offsetting the volume strength from these products, we experienced lower volumes in our high-acuity and VersaCare® bed platforms and in our aging furniture and communications product lines.
As expected, Health Care rental revenues declined compared to the prior year same quarter, by $1.4 million, driven by lower rental volume in our North America Acute Care segment resulting from changes in GPO affiliations and the carryover effect of many of the unfavorable conditions encountered in fiscal 2006 as further outlined below. That decline was partially offset by increases in rentals of The Vest® products within our North America Post-Acute segment and favorable exchange rates in our International and Surgical segment. Current year rental revenues also benefited from lower customer allowances, including a reduction of quarter-end reserve adjustments associated with such allowances, which were down $3.7 million compared to the prior year.
Funeral Services revenues were up slightly for the quarter, increasing $0.6 million, driven by favorable net price realization, which was nearly offset by lower volume—primarily the result of the continued decline in burial deaths during the period and competitive market dynamics. Although we have seen some mix improvement as a result of our merchandising focus, overall mix for the quarter was unfavorable. One key driver to the mix results is the increased sales in our new line of lower-end metal products.
Consolidated revenues for the nine-months ended June 30, 2007 increased $51.1 million, or 3.5 percent, compared to the same period in 2006. The increase in revenues was related to Health Care sales revenues increasing $59.5 million, or 9.8 percent, from the prior year as a result of the same relative drivers as experienced in the quarter—higher volumes, the acquisition of Medicraft contributing $10.7 million, favorable exchange rates of $9.0 million and to a lesser extent favorable price realization. On a year-to-date basis, volume strength was led by the same product lines as discussed above for the third quarter, along with health information technology solutions products.
Health Care rental revenues for the first nine-months of fiscal 2007 were $6.1 million, or 1.9 percent, lower than the first nine-months of 2006 related primarily as a result of changes in GPO affiliations and lower volumes, which were expected as we continue to experience the carryover effect of many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing and processing issues. Partially offsetting this unfavorability was lower customer allowances, including quarter-end reserve adjustments, as outlined in the third quarter discussion above. As discussed earlier, we have significant initiatives underway to reverse those unfavorable trends and revitalize our rental operations, including increased investments in our therapy rental fleet, increased efficiencies and a reenergized customer focus. We have already begun to realize benefits in these areas which have received our initial focus and investments, but certain other initiatives will require more time and focus to take hold. Accordingly, the desired benefits of some of these initiatives are not expected to be fully realized until fiscal 2008.
Funeral Services revenues were down $2.3 million, or 0.4 percent, for the nine-months of 2007, compared to the prior year, due to lower volumes and unfavorable product mix shifts explained above, partially offset by favorable net price realization.
Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$93.1	41.3	$82.8	41.4
Health Care rentals	52.4	50.8	50.8	48.6
Funeral Services	66.9	40.4	68.8	41.7

Total Gross Profit	$212.4	43.0	$202.4	43.1

Consolidated gross profit for the third quarter of 2007 increased $10.0 million, or 4.9% percent, and was essentially flat as a percentage of revenues compared to the prior year period. Health

Care sales gross profit increased $10.3 million, due primarily to the positive effects of the higher volumes and favorable price realization, along with cost savings realized from various sourcing and other manufacturing cost reduction initiatives. This favorability was partially offset by costs associated with the continuing start-up of our low-cost manufacturing facility in Mexico of $1.4 million. Health Care sales gross margin as a percentage of revenue was relatively unchanged despite the favorability outlined above as a result of a heavier mix of International revenues which generally carry lower gross margins and unfavorable product mix. Health Care rental gross profit also increased for the third quarter, despite slightly lower revenues, as a result of cost reductions following our prior year field service restructuring efforts. Funeral Services gross profit decreased $1.9 million, or 130 basis points as a percentage of revenues, primarily the result of lower volumes, increased commodity costs and the product mix trends described above. These margin declines were partially offset by favorable price realization and continued productivity improvements at our manufacturing locations. It is important to note that prior year Funeral Services gross profit also included $1.6 million in gains on the sale of certain distribution and manufacturing facilities.

	Nine Months Ended		Nine Months Ended
	June 30, 2007		June 30, 2006
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues

Gross Profit
Health Care sales	$279.2	42.0	$247.5	40.9
Health Care rentals	163.9	51.2	162.8	49.9
Funeral Services	215.7	42.4	209.3	40.9

Total Gross Profit	$658.8	44.1	$619.6	43.0

Consolidated gross profit for the nine-month period ended June 30, 2007 increased $39.2 million, or 6.3 percent, and was higher as a percentage of revenues by 110 basis points when compared to the prior year period. Health Care sales gross profit increased $31.7 million, or 110 basis points as a percentage of revenues, driven by the increased volume, various cost savings initiatives in our sourcing and manufacturing areas and favorable price realization. This favorability was partially offset by start-up costs associated with our new manufacturing facility in Mexico of $2.3 million and the higher mix of International revenues as outlined above for the quarter negatively impacted gross margins as a percentage of revenue. Health Care rental gross profit was essentially flat to the prior year period, but increased 130 basis points to 51.2 percent as a percentage of revenues, as a result of our field service restructuring efforts. Funeral Services gross profit increased $6.4 million, or 150 basis points as a percentage of revenues despite the lower volumes and product mix decline, as a result of favorable price realization, cost savings associated with our prior year wood plant consolidation, other manufacturing process and sourcing efficiencies and lower relative fuel and utility costs.
Other

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Other operating expenses	$162.5	$127.1	27.9	$446.9	$396.8	12.6
Percent of Total Revenues	32.9%	27.1%		29.9%	27.5%

Special charges and litigation credits	$—	$(2.2)	(100.0)	$0.2	$0.2	—

Interest expense	$(5.5)	$(5.4)	1.9	$(16.7)	$(15.5)	7.7
Investment income	9.0	7.7	16.9	27.3	35.7	(23.5)
Other	0.3	0.6	(50.0)	(1.4)	0.2	(800.0)

Other income/(expense), net	$3.8	$2.9	31.0	$9.2	$20.4	(54.9)

Other operating expenses increased $35.4 million for the third quarter of fiscal 2007 compared to the same prior year period. The higher expense levels were primarily due to the increased investments previously outlined as part of our 2007 strategic plan, including increased spending in research and development, marketing and sales. During the quarter we also incurred $6.2 million of costs associated with the pending separation of Hillenbrand into two independent public companies, along with an additional $6.0 million associated with deferred acquisition and other costs related to the previously planned acquisition of Yorktowne and the supply agreement. Also contributing to this increase were operating expenses associated with the acquisition of Medicraft made at the beginning of the first quarter and general salary and benefit inflation.
Other operating expenses increased $50.1 million for the nine-month period ended June 30, 2007 compared to the same prior year period. The overall higher expense levels were due to the same general factors as outlined above for the third quarter partially offset by slightly lower spending for legal fees related to antitrust lawsuits in 2007. Separation-related costs were identical to the cost disclosed above for the third quarter. The total year impact of Yorktowne related reserves and deferred cost totaled $6.0 million. As previously outlined as part of our 2007 strategic plan, we will continue to see an acceleration of spending in the remainder of fiscal 2007 on research and development, marketing and sales initiatives as we look to position ourselves for future growth.
Special charges for the nine-month period ended June 30, 2007, all of which were recognized in the second quarter, related to a $1.0 million special termination benefit charge associated with reductions in force at our Hill-Rom Batesville, Indiana manufacturing plant in anticipation of the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was offset by the reversal of $0.8 million of excess reserves from prior year actions. Special charges of $2.4 million were incurred in the first quarter of fiscal 2006, most notably in Europe where we continued with restructuring activities previously announced in the fourth quarter of fiscal 2005. In the third quarter of fiscal 2006, we had a reversal of $2.3 million of the previously accrued legal costs associated with the original Spartanburg antitrust litigation settlement accrued in fiscal 2005. Additional special charges of $1 million may be incurred in Europe during the balance of fiscal 2007 as our restructuring activities and the voluntary severance program at our French manufacturing facility wrap-up. See Note 7 to the Condensed Consolidated Financial Statements for more detail on these actions.
Interest expense increased $0.1 million compared to the third quarter of 2006 and $1.2 million compared to the nine-month period June 30, 2006 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income for the quarter and year-to-date periods increased $1.3 million and decreased $8.4 million in fiscal 2007 from the comparable periods in fiscal 2006. While performance of our limited partnership investments was favorable in both periods, the gains and corresponding cash distributions received during the prior year were larger than those of the current year. The timing and magnitude of gains or losses from our limited partnerships are not subject to our control. Other expense was negligible in the quarter and nine-month periods ended June 30, 2007 and 2006.
The effective tax rates for the third quarter and the year-to-date periods ended June 30, 2007 were 33.5 percent and 35.5 percent, respectively. The tax rates for the same periods ending June 30, 2006 were 36.4 percent and 36.5 percent, respectively. The third quarter and year-to-date fiscal 2007 effective tax rates reflect the recognition of $1.4 million and $3.1 million of discrete period tax benefits which are primarily related to the release of valuation allowances on capital loss carryforwards, tax provision to return adjustments, the re-instatement of the research and development credit and the impact of non-deductible separation costs. This compares to $0.2 million and $2.9 million of discrete period tax benefits recorded in the third quarter and year-to-date fiscal 2006, principally related to the release of valuation allowances on capital loss and foreign tax credit related carryforwards and a deferred tax benefit reflecting favorable state tax law changes. The effective tax rate without discrete tax benefits was 36.9 percent and 37.7 percent for the year-to-date periods of 2007 and 2006, respectively. The lower rate in fiscal 2007 is due primarily to the estimated benefit of the reinstatement of the research and development tax credit for a full year and the ability to take advantage of the deduction for qualified production activities.
Income from continuing operations decreased $15.4 million to $35.7 million in the third quarter of 2007 compared to $51.1 million in the prior year quarter. Year-to-date income from continuing operations decreased $11.7 million to $142.5 million in 2007, compared to $154.2 million in the prior year comparable period. This equates to diluted earnings per share of $0.57 and $2.30 for the three-month and the nine-month periods of 2007, respectively, compared to $0.83 and $2.51 per share for the comparable periods of 2006.

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
Business Segment Results of Operations

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Revenues:
North America Acute Care	$206.8	$205.3	0.7	$630.0	$622.8	1.2
North America Post-Acute Care	45.3	42.6	6.3	133.5	127.3	4.9
International and Surgical	76.4	56.4	35.5	221.0	181.0	22.1

Total Hill-Rom	328.5	304.3	8.0	984.5	931.1	5.7
Batesville Casket	165.6	165.0	0.4	509.0	511.3	(0.4)

Total revenues	$494.1	$469.3	5.3	$1,493.5	$1,442.4	3.5

Divisional income:
North America Acute Care	$51.4	$50.4	2.0	$166.4	$152.9	8.8
North America Post-Acute Care	11.4	12.8	(10.9)	36.6	37.4	(2.1)
International and Surgical	10.7	6.4	67.2	28.0	23.9	17.2
Functional Costs	(47.8)	(34.0)	40.6	(127.9)	(111.4)	14.8

Total Hill-Rom	25.7	35.6	(27.8)	103.1	102.8	0.3
Batesville Casket	36.0	45.2	(20.4)	134.5	138.9	(3.2)

Total divisional income	$61.7	$80.8	(23.6)	$237.6	$241.7	(1.7)

The following table reconciles segment divisional income to income from continuing operations before income taxes.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment divisional income	$61.7	$80.8	(23.6)	$237.6	$241.7	(1.7)
Public entity costs and other	(11.8)	(5.5)	(114.5)	(25.7)	(18.9)	(36.0)
Special charges	—	2.2	100.0	(0.2)	(0.2)	—
Other income	3.8	2.9	31.0	9.2	20.4	(54.9)

Income from continuing operations before income taxes	$53.7	$80.4	(33.2)	$220.9	$243.0	(9.1)
North America Acute Care
North America Acute Care revenues increased $1.5 million, or 0.7 percent, in the third quarter of 2007 compared to the third quarter of 2006. Sales revenues reflected an increase of $2.6 million, or 1.7 percent, on both increased volume and favorable price realization, while rental revenues were lower by $1.1 million, or 2.0 percent, due to lower volumes. Some volume strength was also realized in our North America Acute Care segment, led by CareAssist® bed frames, our Latitude® system intensive care architectural arm platform, parts and service revenue and our recently updated stretcher line. Somewhat offsetting the volume strength from these products, we experienced lower volumes in our high-acuity and VersaCare® bed platforms and in our aging furniture and communications product lines. The aging of these product lines is slowing overall sales growth, thus we are investing heavily in research and development as outlined in our three year strategic plan. The decline in rental volume was driven by the loss of some business resulting from changes in GPO affiliations and as we continue to experience the carryover effect of many of the unfavorable trends encountered in fiscal 2006 resulting from our past rental billing and processing issues. Volumes were also negatively impacted by continuing declines in the pulmonary product areas resulting from increasing capital purchases by customers of these products. The lower volumes were partially offset by lower customer allowances, including a reduction of the quarter-end reserve adjustment associated with such allowances of $1.4 million.
For the nine-month period ended June 30, 2007, North America Acute Care revenues increased $7.2 million, or 1.2 percent, compared to the same period in 2006. Sales revenues reflected an increase of $18.3 million, or 4.2 percent, primarily on higher volumes and improved price realization, while rental revenues were lower by $11.1 million, or 6.0 percent, due to lower volumes. The higher sales volumes during the nine-months were led by CareAssist® beds, architectural products, parts and service revenue and health information technology solutions products. Volumes continue to be lower for our high-acuity bed frame, VersaCare®, and furniture product lines. VersaCare® bed volumes are lower than the prior year primarily the result of the increasing acceptance of our CareAssist® bed platform. The expected decline in rental revenue for the year-to-date period was consistent with that described above for the quarter.
For North America Acute Care, divisional income increased $1.0 million in the third quarter of 2007 compared to the prior year period. Most of this increase resulted from higher gross profit, which was up $6.8 million compared to the prior period. Sales gross profit was up $6.1 million driven primarily by improved price realization, better pricing discipline and sourcing efficiencies. For rentals, gross profit was up $0.7 million despite lower rental revenues resulting from the benefits of our field service restructuring efforts. Operating expenses increased $5.8 million in the third quarter of 2007, due to increased spending in research and development, marketing and sales as we look to better position ourselves for future growth.
Divisional income for North America Acute Care increased $13.5 million, or 8.8 percent, for the nine-month period ended June 30, 2007 compared to the prior year period due to higher gross profit, which was up $20.2 million compared to the prior period. Sales gross profit was up $27.0 million driven by our previously announced strategic initiatives towards price realization and various cost reductions realized in our service fulfillment channels and manufacturing operations. For rentals, gross profit was down $6.8 million as with the generally fixed cost nature of the field service and sales network, only a portion of the $11.1 million revenue shortfall could be recovered by lower costs associated with our prior year restructuring actions. Operating expenses were up $6.7 million in 2007, due to higher spending related to our current year strategy, as previously outlined.
North America Post-Acute Care
North America Post-Acute Care revenues increased $2.7 million, or 6.3 percent, in the third quarter of 2007 compared to the third quarter of 2006. Sales revenues increased by $3.7 million, primarily due to the increased sales channel focus and improved bed frame sales to our extended care customers, where we expect to have additional product launches in the near-term. Rental revenues decreased $1.0 million, primarily related to rental softness in wound and moveable medical equipment products, partially offset by lower customer allowances, including quarter-end reserve adjustments associated with such allowances which were down $2.3 million compared to the prior year, and higher revenue on The Vest® products.
North America Post-Acute Care revenues increased $6.2 million, or 4.9 percent, year-to-date 2007 compared to the comparable period 2006. Sales revenues increased by $4.6 million, primarily due to the performance of our extended care product line and increased sales of The Vest® products within acute care facilities. Rental revenues increased $1.6 million, primarily related to an increase in revenues on The Vest® products and lower customer allowances, partially offset by lower activity in our standard therapy rentals as outlined above. Standard therapy rentals continue to be an area of concern for us in Home Care and Extended Care. We are making increased investments in new product development and rental fleet additions to address this rental softness.
Divisional income for North America Post-Acute Care decreased $1.4 million, or 10.9 percent, in the third quarter of 2007 compared to the prior year period. The decrease was primarily due to an increase in operating expenses of $2.4 million due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional spending in sales, marketing, and new product development initiatives as we look for future growth opportunities. These higher costs were partially offset by higher gross profit of $1.0 million.
Divisional income for North America Post-Acute Care decreased $0.8 million, or 2.1 percent year-to-date 2007 compared to the prior year period. Rental gross profit increased $3.6 million associated with higher Vest® product rental volume, along with lower field service costs as the result of our prior year restructuring activities. Sales margins decreased $0.2 million from the prior year, despite the higher volumes, primarily due to higher costs on certain products. In addition, operating expenses increased from the prior year by $4.2 million mainly due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional spending in sales, marketing and new product development initiatives as outlined above. Coming from these new product development initiatives we expect to launch several new products in the near term.
International and Surgical
International and Surgical revenues increased $20.0 million, or 35.5 percent, in the third quarter of 2007 compared to the third quarter of 2006, inclusive of favorable exchange rates of $3.5 million. Sales revenues, up $19.3 million, were positively affected by increased sales over the prior comparable year quarter of our new AvantGuard™ 800 bed frame, which we launched in Europe to address market demand in the mid and low-end acuity bed frame segment. Our acquisition of Medicraft, which was completed early in the first quarter, drove $4.2 million of the revenue increase. Rental revenues were also higher by $0.7 million due to the favorable exchange rates and increased share. In addition to significant growth in Europe, we experienced growth in nearly all other sales geographies, as well as our Surgical business.
International and Surgical revenues increased $40.0 million, or 22.1 percent, for the first nine-month period of 2007 compared to the prior year period, inclusive of the favorable impact of exchange rates of $11.6 million. Sales revenues up, $36.6 million, were positively affected by our acquisition of Medicraft, which was completed early in the first quarter and drove $10.7 million of the revenue increase. Sales of our new AvantGuard™ 800 bed frame, as outlined above, have been strong with strong period over period increases. Rental revenues were also higher by $3.4 million due to the favorable exchange rates and increased share. In addition to significant growth in Europe, we experienced growth in Latin America and the Middle East, as well as our Surgical business, which have offset the decline in our Asia business.
Divisional income for International and Surgical increased $4.3 million in the third quarter of 2007 compared to the prior year period, including the impact of favorable exchange rates of $0.5 million. Gross profit was up $7.4 million compared to the prior period on the increased sales revenues described above and the higher rental volume. A 120 basis point reduction in gross margin resulted from higher volumes of lower margin products, with the impact lessened by favorable service costs and productivity improvements. Operating expenses increased by $2.1 million primarily due to the impact of exchange rates on costs, an additional $1.4 million of Australian expenses associated with the Medicraft acquisition and integration and increased investment in the strategic initiatives, including research and development, sales, marketing and new channel development.
Divisional income for International and Surgical increased $4.1 million for the first nine-months of 2007 compared to the prior year period, including the impact of favorable exchange rates of $1.9 million. Gross profit was up $15.8 million compared to the prior period, on higher revenues and relatively flat gross margins. Operating expenses increased by $11.8 million primarily due to the same factors described above for the quarter, including the impact of exchange rates, an additional $3.9 million of Australian expenses associated with the Medicraft acquisition inclusive of integration costs, and increased investment spending.
Batesville Casket
Batesville Casket revenues in the third quarter of 2007 increased $0.6 million, or 0.4 percent, from the prior year comparable period. Revenues were favorably impacted by an increase in net price realization of $7.1 million that was offset by a decrease in volume of $4.7 million and unfavorable product mix of $1.8 million. The volume decline occurred across almost all product lines during the quarter, with the exception of veneer and low-end metal, as the decline in burial deaths continues and competitive pressure builds. Although we are seeing positive mix results from our merchandising initiative, the overall mix impact was unfavorable for the quarter due primarily to the expansion of our lower-end metal product offerings at price points where there were opportunities to grow volume.
For the nine-month period ended June 30, 2007, Batesville Casket revenues were essentially flat when compared to the same period in the prior year, declining only by 0.4 percent, or $2.3 million. The year-over-year results were negatively impacted by a $15.5 million decrease in the volume of burial caskets, primarily a result of the continued decline in burial deaths and competitive market dynamics. Higher external distributor sales of $6.2 million partially offset an unfavorable Options® cremations product revenue decrease of $2.0 million. Favorable net price realization of $17.5 million was partially offset by $6.1 million of product mix decline, consistent with trends previously outlined for the third quarter.
Batesville Casket divisional income decreased by $9.2 million, or 20.4 percent, in the third quarter compared to the same period of the prior year. This unfavorability was driven by lower gross profit as favorable price realization was more than offset by lower product volume, the shift in product mix mentioned above and the prior year gain on the sale of certain manufacturing and distribution facilities totaling $1.6 million. Operating expenses included $6.0 million of costs associated with deferred acquisition and other costs related to the previously planned acquisition of Yorktowne and the supply agreement, along with current year strategic initiative spending of $0.8 million. These higher costs were offset by a reduction in incentive compensation of $1.9 million and decreased spending on antitrust litigation costs of $0.5 million.
Batesville Casket divisional income decreased by $4.4 million, or 3.2 percent, in the year-to-date period of 2007 compared to the same period in the prior year. Gross profit was up despite the impact of lower volumes, unfavorable product mix and higher commodity costs. The higher gross profit was driven by favorable realization, cost savings of approximately $2.7 million associated with our prior year wood plant consolidation, and general efficiencies achieved in manufacturing, distribution and supply chain associated with continuous improvement initiatives. Other incremental costs over the prior year included $6.0 million related to Yorktowne activities and a $2.8 million increase in initiative spending. Partially offsetting these higher costs was a reduction in incentive compensation costs of $3.1 million.
Liquidity and Capital Resources

	Nine Months Ended
	June 30,
(Dollars in millions)	2007	2006

Cash Flows Provided By (Used In):
Operating activities	$197.4	$185.7
Investing activities	(169.1)	(133.5)
Financing activities	(34.4)	(41.2)
Effect of exchange rate changes on cash	1.9	1.0

(Decrease) Increase in Cash and Cash Equivalents	$(4.2)	$12.0

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

Operating Activities
For the nine-month period ended June 30, 2007, net cash provided by operating activities totaled $197.4 million compared to $185.7 million for the nine-months ended June 30, 2006.
Depreciation and amortization decreased slightly to $80.7 million in the first nine-months of fiscal 2007 from $81.4 million in the 2006 comparable period.
Changes in working capital decreased cash from operations in the first nine-months of 2007 by $15.4 million and $35.4 million in the same prior year period. In the first nine-months of fiscal 2007, accounts receivable decreased $25.1 million, excluding the increase of $2.7 million from acquisitions, from the prior year-end as a result of the collection of high fiscal year-end receivables. In addition, income taxes receivable decreased by $3.7 million. These favorable impacts were more than offset by the effects of increased inventories of $38.0 million, excluding the impact from acquisitions of $4.3 million. The higher inventories are related to new product introductions, the start-up of our new facility in Mexico, and the effect of exchange rates. While there were other movements by comparison, changes in current liabilities had little effect in working capital for the period. In the first half of fiscal 2006, our cash flows from operations were significantly adversely impacted by payments related to our restructuring activities and the initial funding under the Spartanburg settlement agreement of $50 million.
Investing Activities
Net cash used in investing activities for the nine-months ended June 30, 2007 totaled $169.1 million compared to $133.5 million for the nine-months ended June 30, 2006. Capital expenditures increased to $100.6 million from $70.3 million in the prior year period. Hill-Rom’s capital expenditures increased $33.5 million over the comparable prior year period, due primarily to rental fleet additions of approximately $40 million and the purchase of our low-cost manufacturing facility in Monterey, Mexico for approximately $15 million. Batesville Casket’s capital expenditures decreased to $9.9 million from $13.1 million in the prior year. Total fiscal year 2007 capital expenditures are expected to be in the range of $145 million and $155 million, as we strategically invest in our rental fleet, our rental systems, and Hill-Rom’s low-cost manufacturing facility in Mexico.
The first nine-months of investment activity in fiscal 2007 included $164.0 million of purchases and capital calls and $114.6 million provided from sales and maturities. We invest a portion of our excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $162.7 million of the purchases and $94.3 million of the sales for the first nine-months of fiscal 2007, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In the first nine-months of fiscal 2006, current investment purchases were $225.4 million with sales of $149.9 million. In both periods, the remaining investment activity primarily relates to capital calls and distributions from our private equity limited partnerships.
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

On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The purchase price for Medicraft was $15.8 million, all of which has been paid as of June 30, 2007.
In January 2007, Batesville Casket acquired a small regional casket distributor. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We have completed a preliminary valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and nearly $2.8 million of goodwill. The purchase price remains subject to an earnout provision of up to $5.3 million which would be recorded as an adjustment to goodwill, thus this allocation of purchase price remains subject to change.
Financing Activities
Net cash used in financing activities totaled $34.4 million for the nine-months ended June 30, 2007 compared to $41.2 million for the six-months ended June 30, 2006.
Cash dividends paid increased slightly to $52.9 million in the first nine-months of 2007, compared to $52.3 million in the prior year comparable period due to the increase in shares outstanding and the slight increase in dividend rate. Quarterly cash dividends per share were $0.285 for the second and third quarters of fiscal 2007 and $0.2825 for the first quarter of 2007 and $0.2825 throughout fiscal 2006.
Our debt-to-capital ratio was 22.1 percent at June 30, 2007 compared to 24.9 percent at June 30, 2006. This decrease was primarily due to the higher capital resulting from earnings.
Proceeds on the exercise of stock options increased to $22.3 million in the first nine-months of fiscal 2007 from $2.9 million in the same fiscal 2006 period.
Other Liquidity Matters
As of June 30, 2007, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of June 30, 2007, we: (i) had $13.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $386.2 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of April 30, 2007, we had $8.2 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of June 30, 2007, we had $15.0 million of outstanding, undrawn letters of credit under uncommitted credit lines totaling $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
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
During the third quarter of 2007, we did not repurchase any shares of our common stock in the open market. As of June 30, 2007, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements the costs of our separation activities and financing obligations for the foreseeable future. However, if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 13 of the Condensed Consolidated Financial Statements, and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities and Commitments
For the three and nine-month periods ended June 30, 2007 there have not been any significant changes since September 30, 2006 impacting our liquidity or any material changes in our contractual obligations.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There have been no material changes to these critical accounting policies that impacted the Company’s reported amount of assets, liabilities, revenues or expenses during the first nine-months of fiscal 2007.
Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet analyzed the effect of this Interpretation or Staff Position on our consolidated financial statements or results of operations.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We will adopt SAB No. 108 at the end of the current fiscal year. We identified three prior period misstatements during the second quarter of fiscal 2007, which have now been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. These misstatements were related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes relative to our unrealized profit reserves and (3) the recognition of an obligation for a postretirement benefit health care plan that bridges health coverage from early retirement to Medicare eligibility. In the third quarter of fiscal 2007, we identified an additional prior period misstatement, which was also determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. This item related to the failure to properly eliminate the cumulative translation adjustment balance of a disposed entity upon its sale.
These misstatements will be reassessed according to the provisions of SAB No. 108 at the time of adoption at the end of fiscal 2007. As part of that assessment under SAB No. 108, and based upon our current quantification of the misstatements, the corrections will be recorded as adjustments to the opening balance of retained earnings as the effect of correcting the misstatements is considered to be material to current year income. We currently expect the reduction in beginning retained earnings associated with these corrections to approximate $16 million. There will be no effect on the Company’s Consolidated Statements of Income
In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Our financial instruments expose us to interest rate risk. During the first nine-months of fiscal 2007 and throughout fiscal 2006, we had two interest rate swap agreements outstanding that converted our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was $200 million at June 30, 2007 and September 30, 2006. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced due to the fact that we had cash, cash equivalents, and current investments of $146.1 million and $81.9 million on hand at June 30, 2007 and September 30, 2006, respectively. These holdings are exposed to floating rates as well, and therefore reduce our total exposure to movements in rates. As of June 30, 2007, the interest rate swap contracts reflected a cumulative loss of $3.8 million, compared to a cumulative loss of $4.3 million at September 30, 2006.
In January 2006, we began using derivative instruments to manage our cash flow exposure from changes in certain currency exchange rates. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $9.5 million and $14.5 million at June 30, 2007 and September 30, 2006, and those derivative instruments were in a loss position of $0.5 million and in a gain position of $0.3 million, respectively. The maximum length of time over which the Company has hedging transaction exposure is 12 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $0.9 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.1 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and for such information to be accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories and we will continue to assert those defenses vigorously in all of these cases. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. There have been no material changes to the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased [1]	Paid per Share	Programs [2]	or Programs
April 1, 2007 - April 30, 2007	—	—	—	3,000,000
May 1, 2007 - May 31, 2007	—	—	—	3,000,000
June 1, 2007 - June 30, 2007	77	66.75	—	3,000,000
Total	77	66.75	—	3,000,000

1	All shares purchased in the three-months ended June 30, 2007 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	In January 2000, the Board of Directors approved the repurchase of a total of 24,289,067 shares of common stock of which 1,578,400 shares remained available as of September 30, 2006. Effective October 26, 2006, the Board of Directors authorized the repurchase of an additional 1,421,600 shares, bringing the total available for repurchase to 3,000,000 shares. However, there were no purchases under this approval in the nine-months ended June 30, 2007. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Amendment to the Hillenbrand Industries, Inc. Stock Incentive Plan dated July 12, 2007

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.

DATE: August 9, 2007	BY:	/S/ Gregory N. Miller

Gregory N. Miller
Senior Vice President and
Chief Financial Officer

DATE: August 9, 2007	BY:	/S/ Richard G. Keller

Richard G. Keller
Vice President, Controller
and Chief Accounting Officer