Form 10-K
period 2007-09-30
HILLENBRAND INDUSTRIES INC
filed 2007-11-29
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007	Commission File No. 1-6651
HILLENBRAND INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1160484 (I.R.S. Employer Identification No.)

1069 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)
Registrant’s telephone number, including area code: (812) 934-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑	No ☐
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
Common Stock, without par value — $3,433,721,361 as of March 31, 2007
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 61,991,836 as of November 16, 2007.
Documents incorporated by reference.
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders — Part III.

HILLENBRAND INDUSTRIES, INC.
Annual Report on Form 10-K
September 30, 2007

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
HILLENBRAND INDUSTRIES, INC.
General
Hillenbrand Industries, Inc. was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. Hillenbrand is a public holding company for its two major operating businesses serving the health care and death care industries in the United States and abroad.
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and health information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care and patient customers.
Batesville Casket Company is a leader in the North American death care industry through the manufacture, distribution and sale of funeral service products to licensed funeral establishments. Batesville’s products consist primarily of burial and cremation caskets, but also include containers and urns, selection room display fixturing for funeral establishments, other personalization and memorialization products and services, including creating and hosting websites for funeral establishments.
Unless the context otherwise requires, the terms “Hillenbrand,” the “Company,” “we,” “our” or “us” refer to Hillenbrand Industries, Inc. and one or all of its consolidated subsidiaries, as the context requires, and the terms “Hill-Rom Company” or “Hill-Rom,” “Batesville Casket Company” or “Batesville” and derivations thereof refer to one or more of the subsidiary companies of Hillenbrand that comprise those businesses.

Business Segment Information
Net revenues, segment profitability, identifiable assets and other measures of segment reporting for each reporting segment are set forth in Note 13 to the Consolidated Financial Statements, which statements are included herein under Item 8.
Our operating structure contains the following reporting segments:
•	Hill-Rom North America Acute Care

•	Hill-Rom North America Post-Acute Care

•	Hill-Rom International and Surgical

•	Batesville Casket
Separation into Two Independent Companies
As previously announced, Hillenbrand is pursuing a plan to separate into two independent publicly traded companies, each strategically positioned to capitalize on growth opportunities in their respective markets. On November 5, 2007, a Form 10 registration statement was filed with the U. S. Securities and Exchange Commission (“SEC”) related to the separation of Hill-Rom, the Company’s medical technology business, and Batesville Casket, the Company’s funeral service business. Under the previously disclosed plan approved by the Board, Batesville Casket is expected to be spun out of Hillenbrand through a tax free dividend of its shares to Hillenbrand shareholders, and Hill-Rom will become the sole operating unit of Hillenbrand. See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the separation.
HILL-ROM — MEDICAL TECHNOLOGIES AND RELATED SERVICES BUSINESS
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and health information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care and patient customers.
Products and Services
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
Patient Support Systems. Hill-Rom’s innovative patient support systems include a variety of electrically adjustable and manual bed systems and integrated and non-integrated therapeutic surfaces for use in high, mid and low acuity settings. Bed systems are one of the most visible and important medical devices in health care and play a significant role in improving patient outcomes and caregiver safety. Improved outcomes are frequently enabled by the interoperability among bed frames, surfaces and clinical information technologies. Specifically, our advanced patient support systems can provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, wound healing and prevention, pulmonary treatment, point of care controls, and patient turn assist and upright positioning. These features and functions, when combined with caregiver training and treatment protocols, have been demonstrated to reduce a number of the top adverse events associated with patient stays, including bedsores (or pressure ulcers), ventilator-associated pneumonia, patient falls, deep vein thrombosis and patient entrapments.

Hill-Rom’s patient support systems include the following:

Acuity Settings	North America	International	Selected Features/Options

Critical/Intensive Care Settings	TotalCare®	TotalCare®, TotalCare® with Duo® II	Key features include enhanced patient positioning, point-of-care siderail controls, in-bed scale, powered transport, real time alerts and full chair positioning with egress.

	TotalCare SpO2RT®	TotalCare SpO2RT®	Same as TotalCare®, plus patient turn assist functionality and pulmonary therapies including continuous lateral rotation, percussion and vibration.

Medical/Surgical Settings	VersaCare®, CareAssist®ES, Century Plus™	AvantGuard® 800/1200, Evolution®156, BasicCare™, Dynamis™, VersaCare®, CareAssist®ES, Century Plus™	Key features include low bed height, patient position monitor for patient bed exit, enhanced patient positioning, point-of-care controls, in-bed scale, powered transport, low chair position and real time alerts.

Emergency Department/Transport/Procedural Care Areas	Procedural, Trauma, Surgical, OB/GYN, Electric, Transport	Procedural, Trauma, Surgical, OB/GYN, Electric, Transport	Key features include low height, mobility, comfort surface, one step tuck-away siderails, ergonomic push handles, 700 lb. weight capacity, BackSaver Fowler™, foot controls and dual action brakes.

Labor and Delivery	Affinity® IV	Affinity® IV	Key features include Stow and Go™ or removable foot section, easy to use foot and calf supports, seat inflate and deflate, automatic pelvic tilt, CPR release, point-of-care siderail controls, and battery back-up.

Bariatric	TotalCare® Bariatric, TotalCare® Bariatric Plus, Excel Care®ES	TotalCare® Bariatric, Excel Care®ES, ProAxis®Plus	Key features include 500 lb. or 1000 lb. capacity, wider width, low airloss surface, adjustable length, in-bed scale, full chair position, 30-degree head or bed angle alarm, powered transport, turn assist positioning, pulmonary therapies including continuous lateral rotation, percussion and vibration.

Extended Care Settings	Resident® LTC bed	Gerialit™, AvantGuard® 800 LTC	Key features include easy to use electric high/low controls, half-length tuck-away siderails, automatic contour, footend control lockouts, floor brakes, convenient to use patient and caregiver controls.

Other Hill-Rom® patient support systems include bedside cabinets, adjustable-height overbed tables, mattresses, communications products and patient room furniture. Hill-Rom also supplies Temper-Pedic jointly branded, premium, non-powered, comfort mattresses to our acute care customer base. Surgical table accessories include the FlexFrame™ device, which converts a standard operating room table into a surgical table for spine procedures. Architectural products include headwalls and power columns, such as the intensive care architectural arm platform called the Latitude® system, which enable medical gases, communication accessories and electrical services to be distributed in patient rooms.
Hill-Rom sells these products primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. Approximately 60 percent of Hill-Rom’s revenues during fiscal 2007 were derived from sales of patient support systems.

Non-Invasive Therapeutic Products. Hill-Rom rents and sells non-invasive therapeutic products and surfaces for a variety of acute and chronic medical conditions, including pulmonary, wound, circulatory and bariatric conditions, primarily to acute, extended and home care customers. Such non-invasive therapeutic products and surfaces include the following:

Therapy Product and
Surfaces Uses/Features	Acute Care	Extended Care	Home Care	International

Products used in the treatment of advanced pressure sores, burns, flaps, grafts and intractable pain	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron At Home® Air Fluidized Therapy System	Clinitron® Air Fluidized Therapy System

Products used primarily for at risk wound prevention and early treatment through advanced pressure relief(pressure redistribution)	Flexicair Eclipse® Low Airloss Therapy, PrimeAire® ARS, VersaCare A.I.R.™, Acucair®, Flexicair MC3® Low Airloss Therapy	Flexicair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface, Synergy® Pro 2000®, Synergy® Air Square, Acucair-Matt™, Synergy® Air Elite, ComfortFlair®, Flexicair MC3® Low Airloss Therapy	Silkair® Overlay, Silkair® MRS, Sentry 1200 APM™, Flexicair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface	Duo® 11, ClinActiv®, Alto™, Primo™

Products used primarily for wound prevention	Comfortline Ultimate®, Primeaire® Therapy Surface	Comfortline®, Comfortline Ultimate®, Primeaire® Therapy Surface, SimpliMatt®	SimpliMatt®	Clinisert 2®, Thermocontour, SimCair®

Pulmonary bed/surfaces which provide continuous lateral rotation of the patient, percussion, pulsating and vibration	TotalCare SpO2RT®, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, Synergy® Pulse, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, V-Cue®	Respicair®, Respistar®, TotalCare SpO2RT®

Products specifically designed for the needs of the bariatric patient	Magnum® II, TotalCare® Bariatric, TotalCare® Bariatric Plus, Flexicair Eclipse Ultra®, Excel Care®	Magnum® II, Flexicair Eclipse Ultra®, TriFlex™ I System, TriFlex™ II System, Synergy® Air Elite Bariatric Mattress Replacement, Low Profile FlairCair™	Magnum® II, Flexicair Eclipse Ultra®, TriFlex™ I System, TriFlex™ II System, Synergy® Air Elite Bariatric Mattress Replacement, Low Profile FlairCair™	ProAxis®

Airway clearance in chronic pulmonary disease patients through high frequency chest wall oscillation	The Vest™ System	The Vest™ System	The Vest™ System	The Vest™ System
Hill-Rom rents and sells non-invasive therapeutic products and surfaces in the United States, Canada and Europe through a clinical sales force comprised primarily of professionals with a background in nursing or respiratory therapy. Technical support is made available through an extensive network of technicians and service personnel who provide maintenance and technical assistance from more than 250 Hill-Rom service centers located in the United States, Canada and Europe. Certain Hill-Rom® therapy systems are also sold to customers. Approximately 24 percent of Hill-Rom’s revenues were derived from these therapeutic products and surfaces in fiscal 2007.

Moveable Medical Equipment Rentals and Asset Management Services. Hill-Rom provides peak-need rentals and full-hospital asset management for a wide variety of moveable medical equipment, also known in the industry as MME, such as ventilators, infusion pumps and monitoring equipment. Hill-Rom’s medical equipment rental and service business also includes equipment service contracts for Hill-Rom’s capital equipment. Hill-Rom provides these products and services primarily to acute and extended health care facilities through a network of over 250 service centers and over 1,600 service professionals throughout the United States, Canada and Europe.
Hill-Rom provides Asset Management services through various business models to hospitals. Customers seek our services in order to optimize use of their capital investment, as well as a means of introducing new technologies to the hospital and improving utilization by controlling the deployment of their assets.
Approximately 10 percent of Hill-Rom’s revenues were derived from these products and services in fiscal 2007.
Health Information Technology Solutions. Hill-Rom develops and markets a variety of communications technologies and software solutions that are designed to enhance operational efficiency, improve asset utilization and capacity optimization of health care facilities. These products include our suite of clinical communication and productivity solutions, our NaviCare® Patient Flow Management System and WatchChild® Obstetric Data Management System. These solutions enable patient-to-staff and staff-to-staff communications to improve patient outcomes and caregiver safety and efficiency. By aggregating messages, alarms and data from patient platforms or other integrated communication devices we can provide real-time alerts to caregivers and construct post-event analyses. Included in this suite is a new product that takes important bed data and sends it directly to the caregiver to improve patient safety related to the prevention of patient falls and ventilator acquired pneumonia. Our NaviCare® Patient Flow Management System enhances facility productivity through a suite of visual display and communication tools that automate patient flow tasking and the bed and room turnover process. Finally, through our WatchChild® Obstetric Data Management System, Hill-Rom also provides a perinatel safety solutions suite that focuses on maternal and fetal monitoring and data archiving.
Following extension of our health information technology solutions sales team and channels in fiscal 2007, Hill-Rom provides these hardware and software products and services primarily to acute and extended health care facilities through 33 direct sales executives located throughout the United States and Canada. Approximately 6 percent of Hill-Rom’s fiscal 2007 revenues were derived from these products and services to enhance operational efficiency and asset utilization.
Other. Hill-Rom operates hospital bed, therapy bed and patient room equipment manufacturing and development facilities in the United States, France, and with the October 2006 acquisition of Medicraft as well as the start-up of a new low cost manufacturing facility, in Australia and Mexico. Most Hill-Rom® product sales are delivered by Hill-Rom owned trucks.

Competition
Hill-Rom’s competitors in North America include the following, among others:

Product Categories	Competitors

Hospital Bed Frames and Surfaces	Stryker Corporation Joerns Healthcare Inc. Invacare Corporation

Non-invasive Therapy Surfaces and Specialty Beds/Surfaces	Kinetic Concepts, Inc.
Gaymar Industries, Inc.
SIZEWise Rentals, L.L.C.
Pegasus Airwave, Inc.
B.G. Industries, Inc.
Comfortex, Inc.
Medline Industries, Inc. (mattresses)
Patient Care Systems (mattresses)

Moveable Medical Equipment Rentals and Asset Management Services	Universal Hospital Services, Inc. Freedom Medical, Inc. Custom Medical Solutions Numerous regional/local businesses

Health Information Technology Solutions	Premise Corporation Rauland-Borg Corporation TeleTracking, Inc. GE Security, Sound & Communications
Internationally, Hill-Rom also competes with a large number of competitors and regional manufacturers.
Hill-Rom competes on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth and depth of product offerings.
Regulatory Matters
FDA Regulation
We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the United States and similar agencies in other countries. The regulations adopted and standards imposed by these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. These agencies routinely inspect our facilities, as with other medical device manufacturers. If we fail to comply with applicable regulations and standards, determined by inspections or otherwise, we may be subject to compliance measures, including the recall of products and cessation of manufacturing and/or distribution.
As necessary, we engage in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Additionally, within our medical equipment rental fleet, we are responsible for extending these types of actions to its customer base when the actions are initiated by the original equipment manufacturer. We also have implemented an extensive program designed to ensure our quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.

Over the past twelve months, the FDA performed inspections at our Charleston, Batesville, Cary and Acton facilities. The FDA issued no reports of observations for the Charleston and Cary inspections and issued reports of observation for the Acton and Batesville inspections. We have responded to the Acton report with a remediation plan and expect no further actions. We have provided a written response to the report of observation for the Batesville facility, and subsequently met with FDA to discuss our response. Thereafter, we reached a decision to perform a voluntary medical device correction of VersaCare® beds manufactured before January 26, 2006. The medical device correction consists of replacing the siderail latching mechanisms with an updated version of the mechanism. The correction is expected to be fully implemented within the next twelve months. Audits conducted by foreign agencies have resulted in some observations resulting in corrective actions implemented by us. We recently received certification to ISO 13485-2003 for all our facilities supplying products to the European Union. This revised quality system standard is a significant change from past standards and is required for future compliance. While we believe we have responded fully to the findings and have implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.
Health Care Regulation
Our customers include hospitals and other acute and extended care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business and a small portion of our extended care business, we are reimbursed directly by such third-party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses. Future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, legislation likely will be considered by Congress that would reprioritize healthcare related expenditures. Any such legislation could negatively impact Medicare and Medicaid reimbursement in a variety of healthcare settings.
The Medicare Modernization Act, or MMA, passed in November of 2003, represents some of the most complex and far-reaching changes to Medicare since its inception. While the MMA has not been fully implemented and all of the implications of this law are not yet clear, there has been and will continue to be an affect on durable medical equipment placed in the home. The latest of these developments is the recent finalization of rules on competitive bidding. Competitive bidding was finalized for ten product categories within ten Competitive Bidding Areas (“CBAs”) in September 2007, with actual pricing under those bids to take effect in July 2008. Following this initial implementation, competitive bidding is planned to be rolled out to seventy additional CBAs in 2009 and nationally thereafter. The products covered will also increase with the roll-out. The overall effect of these actions on our business is not yet known. However, with respect to the competitive bidding initiative, of the initial ten product categories included, only two are applicable to our current product offerings. Hospital beds and related supplies were subject to bid in each of the ten CBAs, while support surfaces were limited to only two of the CBAs. We plan to compete in most of the CBAs where our products are included, and we plan to increase our extended and home care offerings. As the predominant goal of the new rules is to reduce spending, it is appropriate to expect pricing for such products to be lower as a result. Further, as the bidding process could effectively “lock out” vendors from the individual product categories if their bids are too high, the implications could be even more severe.

BATESVILLE CASKET — FUNERAL SERVICE BUSINESS
Batesville Casket Company is a leader in the North American death care industry through the manufacture, distribution and sale of funeral service products to licensed funeral establishments. Batesville’s products consist primarily of burial and cremation caskets, but also include containers and urns, selection room display fixturing for funeral homes, other personalization and memorialization products and services, including creating and hosting websites for funeral homes.
Products and Services
Batesville manufactures and sells gasketed caskets made of carbon steel, stainless steel, copper and bronze. We also produce and market non-gasketed steel, hardwood and veneer hardwood caskets. In addition, we manufacture and sell cloth-covered caskets, all wood construction caskets and a line of urns, containers and other memorialization products used in cremations. We also supply selection room display fixturing through our System Solutions by Batesville® group.
Most Batesville-produced metal caskets are gasketed caskets that are electronically welded to help resist the entrance of outside elements through the use of rubber gaskets and a locking bar mechanism. Our premium steel caskets also employ an alloy bar to help protect the casket cathodically from rust and corrosion. We believe that this system of cathodic protection is a feature found only on Batesville produced caskets.
Batesville’s solid and veneer hardwood caskets are made from mahogany, cherry, walnut, maple, pine, oak, pecan and poplar. Our veneer caskets are manufactured using a proprietary process for veneering that allows for rounded corners and a furniture-grade finished appearance. We also provide select lines of Marsellus® premium caskets to our funeral home customers.
The Options® cremation line offers a complete cremation marketing system for funeral service professionals. In addition to a broad line of cremation caskets, containers and urns, the system includes training, merchandising support and marketing support materials. Cremation caskets and containers are manufactured primarily of hardwoods and fiberboard. Our wide assortment of memorial urns are made from a variety of materials, including cast bronze, cast acrylic, wood, sheet bronze, cloisonné and marble.
Batesville offers several other marketing and merchandising programs to funeral professionals for both casket and cremation products. Batesville® caskets are marketed by our direct sales force to licensed funeral professionals operating licensed funeral establishments (or, in the absence of state licensing requirements, to full service funeral establishments offering both funeral goods and funeral service in conformance with state law) throughout the United States, Puerto Rico, Canada, Mexico, the United Kingdom, Australia and South Africa. A significant portion of our sales are made to large national funeral service providers under contracts we have entered into with these customers.
Batesville maintains inventory at 88 company-operated Customer Service Centers (“CSCs”) and six Rapid Deployment Centers (“RDCs”) in North America. Batesville® caskets are generally delivered in specially equipped vehicles owned by us.

Batesville mainly manufactures and distributes products in the United States. We also have two manufacturing facilities in Mexico and distribution facilities in Canada, Mexico, the United Kingdom, Puerto Rico, South Africa and Australia.
Competition
Batesville is a recognized North American industry leader in the sale of funeral service products. We compete on the basis of customer service, product quality, innovation, personalization and price. Major competitors that manufacture and/or sell funeral service products over a wide geographic area include Aurora Casket Company and The York Group, Inc., a subsidiary of Matthews International Corporation (“Matthews”).
Throughout the United States, many other enterprises manufacture, assemble, and/or distribute funeral service products for sale, often focusing on particular regions or geographic areas. Additionally, we are facing increasing competition from a number of non-traditional sources, including casket manufacturers located abroad.
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
Beginning in fiscal 2005, the rising prices of certain raw materials, including red metals (such as copper and bronze), plastic, fuel and petroleum based products in particular, and fuel related delivery costs, had a direct and material negative effect on our profitability. We have acted and have plans and actions in place to mitigate the impact of rising raw material and fuel prices, including continuous improvement, investments in state-of-the-art and more efficient production equipment, the centralization of the global supply chain at Hill-Rom to optimize manufacturing operations and purchasing power with suppliers, increased utilization of low cost region sourcing through our sourcing office in China, the start-up of Hill-Rom’s manufacturing facility in Monterrey, Mexico, the consolidation of Batesville’s United States wood manufacturing operations into a single facility and the continued and expanded roll-out of Batesville’s veneer products from its Mexican manufacturing operations with overall lower material cost composition. However, there can be no assurance that we will be able to anticipate and react quickly to all changing raw material and sub-assembly prices in the future.
Most of Batesville Casket’s sales are made pursuant to agreements with its customers, and historically, Batesville Casket has instituted annual price increases to help offset the impact of inflation and other rising cost factors. Additionally, most of Hill-Rom’s extended contracts with GPOs and customers for the sale of North American products permit us to institute annual list price increases. While there are certain limitations in some of those contracts and agreements, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.

Distribution
In our medical technologies and funeral service businesses, we have extensive distribution capabilities. In medical technologies, we have broad reach across all health care settings. We have relationships with a large number of acute care hospitals, extended care facilities, community health settings and home health care agencies. Through our network of more than 200 North American and 30 international service centers and approximately 1,400 North American and 260 international service professionals, we are able to rapidly deliver our products to customers. This extensive network is critical to securing contracts with GPOs and serving our other customers.
Likewise, Batesville Casket’s high-velocity, hub and spoke distribution system, consisting of six Rapid Deployment Centers and 88 Customer Service Centers in North America, serves a majority of Batesville customers each day and is critical to the rapid delivery requirements of funeral directors nationwide.
Research
Each of our operating subsidiaries conducts research to develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. All research and development is expensed as incurred. Research and development expense incurred for the fiscal years ended September 30, 2007, 2006 and 2005, was $51.1 million, $42.1 million and $50.5 million, respectively.
Patents and Trademarks
We own, and from time-to-time license, a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.
We also own a number of trademarks and service marks relating to our products and product services which are of importance to us, but, except for the marks “Hill-Rom” and “Batesville,” we do not believe any single trademark or service mark is of material significance to our business as a whole.
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

Employees
As of September 30, 2007, we employed approximately 9,900 persons in our operations. Approximately 2,000 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States and Canada, the collective bargaining agreements have expiration dates ranging from May 2008 to February 2011. Outside of the United States and Canada, negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.
Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the future and we will continue to prepare contingency plans as part of routine preparation for negotiations to minimize the impact of any potential work stoppages.
Regulatory Matters — Environmental
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past year, we were issued two warning letters, one that alleged a violation of hazardous material shipping regulations and one that alleged a violation of a state reporting requirement related to an underground storage tank. These violations involved minimal fines. Nonetheless, we have successfully implemented measures to abate such conditions in compliance with the underlying agreements and/or regulations. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time-to-time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $1 million. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 13 to the Consolidated Financial Statements, which statements are included herein under Item 8.
Our foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social and economic instability, increased operating costs, changes in income taxes, expropriation and complex and changing government regulations, all of which are beyond our control. Further, to the extent we receive revenue from U.S. export sales in currencies other than U.S. dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.

Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time-to-time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers as of November 16, 2007.
Peter H. Soderberg, 61, was elected as President and Chief Executive Officer of both Hillenbrand Industries and Hill-Rom effective March 20, 2006. Mr. Soderberg, a Hillenbrand board member since 2002, was most recently President and Chief Executive Officer of Welch Allyn, Inc., Skaneateles Falls, N.Y. He held that position since January, 2000. Mr. Soderberg was previously Group Vice President and Chief Operating Officer of Welch Allyn, Inc. His prior experience includes 23 years at Johnson & Johnson where he served in a variety of operations, marketing and management positions in four of its over-the-counter and professional product companies. Most recently, he was President of Johnson & Johnson Health Management, a Johnson & Johnson portfolio company. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. He is on the Boards of Directors of Greatbatch, Inc. (NYSE:GB), Constellation Brands, Inc. (NYSE:STZ), the Advanced Medical Technology Association, and, before his recent move to Indiana, was on the boards of the Syracuse Symphony Orchestra (as its Vice Chairman), the Metropolitan Development Authority of Central New York (as its Vice Chairman) and CNYMedtech (as its Chairman).
Kenneth A. Camp, 62, was elected President and Chief Executive Officer of Batesville Casket Company on May 1, 2001 and was elected Senior Vice President of Hillenbrand Industries on October 1, 2006, having been a Vice President of Hillenbrand Industries since October 8, 2001. He has been employed by the Company since 1981. Mr. Camp previously held the position of Vice President of Administration of Hillenbrand Industries from 2000 to 2001. Prior to that assignment he held various positions at Batesville Casket Company including Vice President/General Manager of Operations from 1995 to 2000; Vice President, Sales and Service; Vice President, Marketing; and Vice President, Strategic Planning.
Gregory N. Miller, 44, was elected Senior Vice President and Chief Financial Officer of Hillenbrand and Hill-Rom effective July 14, 2005. He previously held the positions of Vice President - Controller and Chief Accounting Officer for Hillenbrand Industries from May 16, 2002 to July 14, 2005 and Vice President — Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance for Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.
Patrick D. de Maynadier, 47, was elected Senior Vice President of Hillenbrand, effective October 1, 2007. He has served as Vice President, General Counsel and Secretary of Hillenbrand since January 28, 2002. From May 2000 to October 2001, he was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company and a corporate and securities partner at the law firm Bracewell & Giuliani, LLP.

John H. Dickey, 53, was elected Senior Vice President of Hillenbrand, effective October 1, 2007. He has served as Vice President of Human Resources of Hillenbrand and Hill-Rom since January 1, 2006 and had served as the Vice President of Human Resources and Administration for Batesville Casket Company prior to that since October 22, 2001. Mr. Dickey previously held the position of Vice President of Human Resources for Forethought Financial Services from 1997 to 2001. Prior to that, he was Director of Human Resources — Field Operations and Sales for Hill-Rom Company from 1990 to 1997. His career started with the company in 1976 where he held positions of increasing responsibility in logistics, operations and human resources.
Michael J. Grippo, 38, was elected Vice President of Business Development and Strategy on June 12, 2006. Prior to Hillenbrand, Mr. Grippo led the health care investment banking practice of SunTrust Robinson Humphrey, a division of SunTrust Banks, Inc. Prior to that, he served as director of Business Development for Welch Allyn, Inc., a privately held medical products company based in Skaneateles Falls, N.Y. Mr. Grippo received a joint degree in Economics and Political Science from Princeton University and a master’s in Business Administration (Finance) from New York University.
Kimberly K. Dennis, 40, was elected Senior Vice President, North America Post-Acute Care and Information Technology of Hill-Rom on October 1, 2006. Previous to that, she served in several Company vice president roles at Hillenbrand leading shared services and information technology since August 5, 2003. She was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to August 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company. During her tenure, she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company, Hillenbrand and Hill-Rom.
Sheri H. Edison, 50, was elected Senior Vice President and Chief Administration Officer of Hill-Rom, effective October 1, 2007, with continuing responsibility for legal operations as Hill-Rom’s General Counsel, information technology, government affairs, regulatory affairs, quality assurance, enterprise transportation and guest services. She has served as Assistant General Counsel and Assistant Secretary for Hillenbrand Industries since October 1, 2005 and as Vice President and General Counsel for Hill-Rom since November 3, 2003. Prior to that, Ms. Edison served as Vice President and General Counsel of Batesville Casket Company beginning in early 2003, and before joining Hillenbrand, Ms. Edison was Assistant General Counsel at LTV Steel and spent several years in private practice at Jones Day as a mergers and acquisitions attorney.
Richard G. Keller, 46, was elected Vice President, Controller and Chief Accounting Officer of Hillenbrand effective August 4, 2005. He had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of Hillenbrand from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Availability of Reports and Other Information
Our website is www.hillenbrand.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct, the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.
All reports filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	RISK FACTORS
Our business involves risks. The following information about these risks should be considered carefully together with the other information contained herein. The risks described below are not the only risks we face. Additional risks not currently known or deemed immaterial also may result in adverse effects on our business.
An adverse outcome in the ongoing antitrust litigation in which we are a defendant could materially adversely affect our results of operations, financial position and liquidity.
We are a defendant in several purported antitrust class action lawsuits. See “Item 3. Legal Proceedings.” The plaintiffs in these cases have alleged substantial damages, prior to trebling. The plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Accordingly, if a class is certified in any of these cases and the plaintiffs prevail at trial, we could be subject to substantial liability. We may not be able to satisfy any such judgment or to post an appeal bond for the appeal of any such judgment. In that event, we could resort to bankruptcy proceedings. If we are able to satisfy a judgment or post an appeal bond, doing so may significantly impair our financial position and liquidity.
In addition to the risks associated with an adverse outcome in this litigation, we continue to incur significant legal costs in the defense of this litigation and expect these increased costs to continue for the foreseeable future.
Failure by us or our suppliers to comply with the Food and Drug Administration (“FDA”) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.
We design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing shipment of products or other enforcement actions that could have a material adverse effect on our revenues and profitability. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. Moreover, our moveable medical equipment rental business is subject to product modifications executed by us on behalf of original medical equipment manufacturers that can result in unanticipated costs and temporary product shortages. Additionally, regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.
Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.
Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our customers’ patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the U.S. Census Bureau to be 44.8 million) further exacerbates a challenging reimbursement environment for us.

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
Continued fluctuations in mortality rates and increased cremations may adversely affect, as they have in recent years, the volume of our sales of burial caskets.
As the population of the United States continues to age, we anticipate the number of deaths in North America will be relatively flat for at least the foreseeable future. The life expectancy of U.S. citizens has increased steadily since the 1950s and is expected to continue to do so for the foreseeable future.
Cremations as a percentage of total U.S. deaths have increased steadily since the 1960s, and are also expected to continue to increase for the foreseeable future. The number of U.S. cremations is gradually and steadily increasing, resulting in a contraction in the demand for burial caskets, which contributed to lower burial casket sales volumes for us in each of fiscal years 2005, 2006 and 2007.
We expect these trends to continue into the foreseeable future and our burial casket volumes will likely continue to be negatively impacted by these market conditions. Finally, the number of deaths can vary over short periods of time and among different geographical areas, due to, among other factors, the timing and severity of seasonal outbreaks of illnesses such as pneumonia and influenza. Such variations could cause our sales of burial caskets to fluctuate from quarter to quarter and year to year.
Future financial performance of our medical technology business will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, customer acceptance, difficulties in product development and manufacturing, quality issues and warranty claims, certain regulatory approvals and other factors. The introduction of new products may also cause customers to defer purchases of existing products, which could have an adverse effect on sales.

Future financial performance of our medical technology business will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We cannot assure that our new products will achieve the same degree of success that has been achieved historically by our products. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. Any strategies we may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Warranty claims relating to our products may be greater than anticipated, and we may be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development. For example, as part of the tradeoff between clinical effectiveness and comfort, which is inherent in most clinical products, we have at times dedicated research and development efforts to improving the comfort and customer acceptance of certain of our products. These efforts, together with the foregoing focus on enhancing the competitiveness of our core products, have sometimes resulted in the dedication of new product development resources to sustaining development efforts.
Failure to successfully introduce new products on a cost-effective basis, or delays in customer purchasing decisions related to evaluation of new products, could cause us to lose market share and could materially adversely affect our business, financial condition, results of operations and cash flow.
Our medical technology and funeral service businesses are significantly dependent on several major contracts with large national providers and group purchasing organizations, or GPOs. Our relationships with these customers and organizations pose several risks.
The hospital group purchasing organization industry is rapidly changing and facing significant challenges as individual GPOs begin to modify their membership requirements and contracting practices, including conversion of sole-sourced agreements to agreements with multiple suppliers, in response to Congressional hearings and public criticism. Over the last several years, GPOs have come under increasing scrutiny regarding contracting practices, including Congressional hearings and proposed legislation. In response, the industry adopted numerous voluntary reforms. However, Congress is continuing to evaluate the need to advance legislation. In the interim, the GPO industry has moved to further strengthen its voluntary ethics initiative. It is difficult to ascertain when, or if, any legislation will be advanced. It is clear, however, that with or without legislation, the industry expects to see fewer sole and more dual and multi-source GPO agreements.
The majority of Hill-Rom’s North American hospital sales and rentals are made pursuant to contracts with GPOs. A number of those GPO contracts came up for renewal during fiscal 2006 and 2007 and the majority were negotiated to be dual or multi-sourced. In some instances we have not been awarded contracts in specific product categories, primarily related to rental products. While difficult to precisely quantify or predict, these changes have and will continue to put pressure on Hill-Rom’s rental revenues. We are taking significant actions with respect to Hill-Rom’s rental business, which we expect will limit the future unfavorable annual revenue impact of the GPO contract changes, but there can be no assurance that these actions will be successful.
To date, the financial impact of these changes on the capital side of our business has not been significant. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in one or more of these agreements could have a material adverse effect on our business, including both capital and rental revenues.

Additionally, Batesville Casket has contracts with several large, national funeral home customers which comprise a sizeable portion of Batesville Casket’s overall sales volume. The November 2006 combination of Batesville Casket’s largest customer, Service Corporation International (“SCI”), and its second largest customer, Alderwoods Group, Inc. (“Alderwoods”), has brought purchases by both organizations under the same agreement. This agreement does not impose specific purchase requirements on the combined entity. While we anticipate that SCI will continue to buy substantially all its products from us for the foreseeable future, there can be no guarantee that SCI will do so. Any decision by our large national funeral home customers to discontinue purchases from us could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we have lost, and may continue to lose, some business as the new SCI/Alderwoods combined entity continues to divest itself of certain overlapping properties. The losses from divestitures could be significant if a large number of these properties are purchased by funeral homes or other entities that currently do not purchase products from us and we are not able to attract replacement business from the subsequent owners of these properties.
Finally, while our contracts with large health care and funeral service providers and GPOs provide important access to many of the largest purchasers of health care and funeral service products, they can obligate us to sell our products at contracted prices for extended periods of time, therefore limiting our ability, in the short-term, to raise prices in response to significant increases in raw material prices or other factors.
Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for steel, red metals, solid wood, plastic and fuel.
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. While there has been less cost pressure in 2006 and 2007, we experienced significantly higher prices in fiscal 2004 and 2005 than we had in prior periods for commodities used in the manufacture of our products, including steel, red metals, solid wood, chemicals, fuel and petroleum-based products, such as foam and plastics. Although Batesville Casket, and Hill-Rom to a slightly lesser extent, has historically been able to offset such rising costs with increases in the prices of its products, there can be no assurance that the market place will continue to support the higher prices or that such prices will fully offset such commodity price increases in the future. Any further increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally do not engage in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Our decision not to engage in hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
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

Our planned separation of our funeral service and medical technology businesses may not be completed. If the separation is completed, it may not achieve the intended benefits.
In November 2007, our subsidiary Batesville Holdings, Inc. filed a Form 10 registration statement with the SEC related to the previously announced proposed separation of our medical technology and funeral service businesses. The separation remains subject to the final approval of our Board of Directors, favorable market conditions, formal tax opinions on select aspects of the transaction from legal counsel, the effectiveness of a registration statement for Batesville Casket’s parent with the U.S. Securities and Exchange Commission, and completion of necessary debt refinancing and other customary conditions. Additionally, we are continuing to consult with the SEC regarding the accounting treatment for a judgment sharing agreement that would apportion responsibility between the separated companies for any potential damages associated with antitrust litigation pending against Hillenbrand, its Batesville Casket Company subsidiary and three unrelated national funeral home businesses. If a probability-based analysis is required with respect to the accounting for the judgment sharing agreement, we will evaluate whether to pursue or delay the separation of the businesses or pursue other alternatives to increase shareholder value. For this and other reason, we cannot assure you that the separation will be completed. Execution of the separation will more than likely require significant time and attention of our management, which could distract management from the operation of our business and the execution of our other strategic initiatives. Further, if the separation is completed, it may not achieve the intended goal of value creation for our shareholders.
Our strategic initiatives may not produce the intended growth in revenue and operating income.
In October 2006, we announced significant new operational strategies and initiatives for both of our operating companies. These strategies included making significant investments to achieve revenue growth and margin improvement. These investments adversely affected our profitability in fiscal 2007 and are expected to continue to do so in fiscal 2008. If we do not make these investments on an effective and timely basis or fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.
We may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.
Over the past few years, Hillenbrand has announced several restructuring, realignment and cost reduction initiatives, including significant realignments of our businesses, employee terminations and product rationalizations in our North American rental business, continued restructuring, realignment and continuous improvement initiatives at our French manufacturing facility and plans to shift a portion of our manufacturing capacity to a facility in Mexico. These activities may not produce the full efficiency and cost reduction benefits we expect from these activities. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products.
We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products. We, from time-to-time, and currently, are a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. Although we do carry insurance with respect to such matters, this insurance is subject to varying deductibles and self-insured retentions and may not be adequate to cover the full amount of any particular claim.

We are involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of these claims, lawsuits and governmental investigations cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, employment-related matters and auto liability. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims.
Our funeral service business is facing increasing competition from a number of non-traditional sources and caskets manufactured abroad and imported into North America.
Non-traditional funeral service providers could present more of a competitive threat to us and our sales channel than is currently anticipated. While some of these have competed against us for many years, large discount retailers such as Costco, casket stores, and internet casket retailers represent more recent competitors. Also, we have learned that several manufacturers located in China are currently manufacturing caskets for sale into the United States. It is not possible to quantify the financial impact that these competitors will have on our business, but these competitors will continue to drive additional pricing and other competitive pressures in an industry that already struggles with excess capacity. Such competitive actions could have a negative impact on our results of operations.
We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.
Although we plan to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. In addition, we expect to compete against other companies for acquisitions. Therefore, if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our efforts to integrate acquired companies. Integration of acquired companies may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance.
We may not be able to attract and retain key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group. Our success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.

Volatility in our investment portfolio or collection risk associated with our notes receivable and preferred stock could negatively impact earnings.
Volatility in our investment portfolio of equity partnerships and certain other investments, which we carried at a value of $31.3 million as of September 30, 2007, could negatively impact earnings. The investment portfolio could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition. This was evident when one impairment of an investment resulted in an impairment charge of $8.7 million in the fourth quarter of fiscal 2005, and two additional impairments resulted in a charge of $2.0 million in the second quarter of fiscal 2006.
In addition, we have outstanding notes receivable and preferred stock, which we carried at a value of $187.4 million as of September 30, 2007. This balance primarily represents the seller financing provided to FFS Holdings, Inc. (“FFS”), the entity that purchased our former Forethought Financial Services subsidiary, but also includes a number of notes with customers of Batesville Casket and Hill-Rom. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes or our inability to recover value for our preferred stock in FFS, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 20 percent of our employees, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States covering approximately 5 percent of our employees. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

Item 1B.	UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2.	PROPERTIES
The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Cary, North Carolina; St. Paul, Minnesota and Chihuahua, Mexico, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Health Care:

Acton, MA	Light manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Cary, NC	Manufacturing, development and office facilities	Manufacture and development of health care equipment
Charleston, SC	Manufacturing and development facilities Office facilities	Manufacture and development of therapy units Administration
St. Paul, MN	Office facilities	Administration
Pluvigner, France	Manufacturing and development facility Office facilities	Manufacture and development of health care equipment Administration
Montpellier, France	Manufacturing and development facility	Manufacture and development of therapy units
Sydney, Australia	Manufacturing, development and office facilities	Manufacture and development of health care equipment
Monterrey, Mexico	Manufacturing facility	Manufacture of health care equipment

Funeral Service:

Batesville, IN	Manufacturing facility Office facilities	Manufacture of metal caskets Administration
Manchester, TN	Manufacturing facility	Manufacture of metal caskets
Vicksburg, MS	Kiln drying and lumber cutting facility	Drying and dimensioning of lumber
Batesville, MS	Manufacturing facility	Manufacture of hardwood caskets
Chihuahua, Mexico	Manufacturing facility	Manufacture of hardwood caskets
Mexico City, Mexico	Manufacturing facility	Manufacture of metal caskets
In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico, South Africa, Puerto Rico, Australia and the Far East.

Item 3.	LEGAL PROCEEDINGS
Batesville Antitrust Litigation
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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and Hillenbrand had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and Hillenbrand’s motion to dismiss and ordered the action dismissed with prejudice.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present. Excluded from this class are independent casket distributors that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants or their directors, officers, agents, employees, parents, subsidiaries and affiliates.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ December 2005 motions to dismiss the amended Pioneer Valley complaint.
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. It is anticipated that new deadlines, including a trial date, will not be set until the Court rules on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. See the related risk factor on page 17.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general. To date, no claims have been filed against Batesville.
Hill-Rom Antitrust Settlement
On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. Plaintiff’s Second Amended Complaint, filed on May 9, 2005, alleged violations of the federal antitrust laws, including attempted monopolization, monopoly maintenance and tying claims. Plaintiff sought to certify a class of all purchasers of Hill-Rom standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there had been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g., ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities. Plaintiff claimed that it and the alleged class sustained injury caused by Hill-Rom’s discounting practices, which allegedly harmed competition and resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.
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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment. We reversed another $1.2 million of legal fees in the fourth quarter of fiscal 2007 upon payment of funds from the escrow account and our determination that such amounts were not probable of payment. We paid the remaining $266.3 million of the settlement amount into escrow in August 2006 and have retained a $21.2 million litigation accrual associated with the opt-outs.
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
Other Batesville Casket Litigation
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal Casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The plaintiff claims that Monoseal Caskets were marketed as completely resistant to the entrance of air and water when they were not. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5 million.

Batesville has moved to dismiss all claims as barred by statutes of limitations. The plaintiff has asserted fraudulent concealment to toll the applicable limitation periods. The motion to dismiss has been briefed and submitted to the court for decision.
This action is in the very early stages of litigation. We have not yet answered the complaint, and there has been no motion to certify the putative class. We believe the claims are without merit and will vigorously defend the case.
General
We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceeding commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Hillenbrand Industries’ common stock is traded on the New York Stock Exchange under the ticker symbol “HB”. The closing price of our common stock on the New York Stock Exchange on November 16, 2007 was $55.12. The following table reflects the range of high and low selling prices of our common stock by quarter for the twelve months ended September 30, 2007 and 2006.

	2007		2006
	High	Low	High	Low
October — December	$61.59	$56.82	$50.32	$44.81
January — March	$60.59	$55.08	$55.39	$48.40
April — June	$67.49	$59.37	$54.90	$47.17
July — September	$67.37	$54.57	$58.14	$47.92
Holders
On November 16, 2007, there were approximately 19,000 shareholders of record.
Dividends
We have paid cash dividends on our common stock every quarter since our first public offering in 1971, and those dividends have increased each year thereafter. In fiscal 2007, dividends were paid on December 29, 2006 and March 30, June 29 and September 28, 2007 to shareholders of record as of December 15, 2006 and March 16, June 15 and September 14, 2007, respectively. Cash dividends of $1.1375 ($0.2850 for second through fourth quarters and $0.2825 for the first quarter) in fiscal 2007 and $1.13 ($0.2825 per quarter) in fiscal 2006 were paid on each share of common stock outstanding. As previously disclosed, we intend to continue to pay comparable quarterly cash dividends into the future, including at least initially following completion of any separation of our two operating companies. Should our companies separate, however, it should be noted that the declaration and payment of dividends by each company will be subject to the sole discretion of its Board of Directors and will depend upon many factors, including each company’s financial condition, earnings, capital requirements, covenants associated with debt obligations or other contractual restrictions, legal requirements and other factors deemed relevant by its Board of Directors.

Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased[1]	per Share	Programs[2]	or Programs[2]

July 1, 2007 — July 31, 2007	20	$65.45	—	3,000,000

August 1, 2007 — August 31, 2007	1,663	$65.65	—	3,000,000

September 1, 2007 — September 30, 2007	—	$—	—	3,000,000

Total	1,683	$65.65	—	3,000,000

1	All shares purchased in the three months ended September 30, 2007 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors approved the repurchase of a total of 25,710,667 shares of common stock, of which 3,000,000 are still available for repurchase. There were no purchases under this approval in the three months ended September 30, 2007. The approval has no expiration, and there were no terminations or expirations of plans in the three months ended September 30, 2007.

Stock Performance Graph
The following graph compares the return on Hillenbrand common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the Company Peer Group* for the five years ended September 30, 2007. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2002 and that all dividends were reinvested.

	2002	2003	2004	2005	2006	2007
Hillenbrand	100	106	97	92	114	112
S&P 500 Index	100	124	142	159	176	205
Company Peer Group*	100	123	168	191	204	261

*	The Company Peer Group is comprised of Apria Healthcare Group, Inc.; Bard (C.R.), Inc.; Beckman Coulter Inc.; Becton Dickinson & Co.; Conmed Corporation; Dade Behring Holdings, Inc.; Hospira Inc.; Invacare Corporation; Kinetic Concepts Inc.; Mettler-Toledo International, Inc.; Respironics, Inc.; Steris Corporation; and Viasys Healthcare, Inc. After evaluating many potential peer companies against various criteria, including, among others, participation in similar market segments to the Company’s medical technology business, comparable revenue size with the Company’s medical technology business, comparable number of employees, total equity value, and comparable published operating and financial metrics, management of the Company elected to use this Company Peer Group for purposes of evaluating the Company’s performance during fiscal 2006 and going forward.

In connection with its evaluation of merits of a separation of the Company’s two operating companies, the Board of Directors also referred to data from a group of companies selected because, among other things, they (i) are in industries that are similar to Batesville Casket’s, such as furniture, metals and fabrication, (ii) use manufacturing and distribution methodologies that are similar to Batesville’s and (iii) are comparable to Batesville in size, based on revenues, number of employees, and profitability. These companies are not included in the Company Peer Group used in the stock performance graph.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hillenbrand Industries, Inc., for each of the last five fiscal years ended September 30.

	2007	2006	2005	2004	2003
	(In millions except per share data)

Net revenues	$2,023.7	$1,962.9	$1,938.1	$1,829.3	$1,693.9

Income (loss) from continuing operations	$190.6	$221.5	$(96.3)	$188.2	$(180.6)

(Loss) income from discontinued operations	$—	$(0.3)	$2.2	$(45.0)	$8.4

Net income (loss)	$190.6	$221.2	$(94.1)	$143.2	$189.0

Income (loss) per share from continuing operations — Diluted	$3.07	$3.60	$(1.56)	$3.00	$2.90

(Loss) income per share from discontinued operations — Diluted	$—	$(0.01)	$0.04	$(0.72)	$0.14

Net income (loss) per share — Diluted	$3.07	$3.59	$(1.52)	$2.28	$3.04

Total assets	$2,117.0	$1,952.2	$2,229.2	$2,069.7	$5,474.9

Long-term obligations	$349.0	$347.4	$351.5	$361.6	$157.1

Cash flows from operating activities	$285.9	$29.1	$239.7	$348.6	$366.1

Capital expenditures	$135.2	$92.6	$121.2	$124.5	$114.7

Cash dividends per share	$1.14	$1.13	$1.12	$1.08	$1.00

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Hillenbrand Overview
Hillenbrand Industries is organized into two operating companies serving the health care and death care industries.
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and health information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance outcomes for patients and their caregivers.
Batesville Casket Company is a leader in the North American death care industry through the manufacture, distribution and sale of funeral service products to licensed funeral establishments. Batesville’s products consist primarily of burial and cremation caskets but also include containers and urns, selection room display fixturing, other personalization and memorialization products and services, including creating and hosting websites, for funeral homes.
Separation into Two Independent Companies
On May 10, 2007 Hillenbrand announced that its Board of Directors had approved in principle a plan to separate the Company into two independent publicly traded companies, each strategically positioned to capitalize on growth opportunities in its respective markets. Under the plan approved by the Board, Batesville Casket would be spun out of Hillenbrand through a tax free dividend of its shares to shareholders of Hillenbrand, and Hill-Rom would become the sole operating unit of Hillenbrand. In connection with the separation, Hillenbrand plans to change its name to Hill-Rom Holdings, Inc., and Batesville Casket’s publicly traded parent would change its name to Hillenbrand, Inc. Under the plan, the current management team of each company would remain in place. It is anticipated that Hill-Rom would be led by Peter H. Soderberg, and Batesville Casket would be led by Kenneth A. Camp.
In arriving at the decision to separate the two operating companies, the Board of Directors and senior leadership team of the Company carefully weighed a number of alternatives related to the maximization of long-term value for Company shareholders. After a detailed review, the Board concluded that there is a strong business case to support the separation of the two operating companies comprising Hillenbrand. By operating independently, each company would be able to adopt an appropriate capital structure to allow it to better execute its business plans and enhance shareholder returns. Each company would also be able to utilize its own equity as currency for strategic purposes. Further, two focused companies would be better positioned for investors looking for specific industry, valuation, yield, and growth profiles. Accordingly, the plan to separate into two companies is consistent with our strategy to create focused, mission-driven enterprises, and as independent and focused companies, each would be better able to compete for, attract and retain talent.
Immediately after the separation, Hillenbrand shareholders would own shares in both entities. The transaction will be subject to the final approval of the Board of Directors, favorable market conditions, formal tax opinions on select aspects of the transaction from legal counsel, the effectiveness of a registration statement for Batesville Casket’s parent with the U.S. Securities and Exchange Commission (“SEC”) and completion of necessary debt refinancing and other customary conditions.

Upon separation, each company should enjoy sufficient financial strength and flexibility to achieve its objectives. Subject to review by independent rating agencies, it is intended that upon separation, each company’s financial policies, credit metrics and balance sheets would be commensurate with investment grade credit ratings. Until the transaction is completed, Hillenbrand expects to pay its current quarterly dividend of $0.2850 per share. In addition, we intend to pay comparable quarterly cash dividends, at least initially, following completion of our separation of our two operating companies.
To date we are progressing with our plans to execute the separation of our companies within the expected nine-month time frame previously communicated. We are contemplating entering into a judgment sharing agreement intended to predictably apportion responsibility between the separated companies for any potential damages associated with antitrust litigation currently pending against Hillenbrand and its Batesville Casket Company subsidiary. We are consulting with the SEC regarding the accounting treatment for the judgment sharing agreement to confirm whether Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, with which the company currently complies, should continue to apply to its accounting for the lawsuits and the judgment sharing agreement after the separation, or if a probability-based analysis should be utilized to determine any reserve needs with respect to the judgment sharing agreement.
Neither Hillenbrand nor Batesville Casket believes it has committed any wrongdoing as alleged in the lawsuits. We believe we have meritorious defenses to class certification and to the plaintiffs’ underlying allegations and damage theories and will continue to assert those defenses vigorously. In accordance with applicable accounting standards, we have not established a loss reserve for the lawsuits. However, Hillenbrand’s management concluded that it would be prudent to establish a judgment sharing agreement between Hillenbrand and Batesville in connection with the lawsuits, prior to a spin-off, to predictably allocate any potential litigation exposure.
Given the extremely high damages numbers the plaintiffs have alleged, even an extremely low probability of an adverse outcome could result in a significant reserve, which plaintiffs might misuse to argue for an admission of liability or as a baseline from which to calculate potential damages. Therefore, if a probability-based analysis were to be required with respect to the accounting for the judgment sharing agreement, the Company intends to evaluate whether to pursue or delay the separation of the businesses or pursue other alternatives to increase shareholder value.
Industry Trends, Strategy and Other Factors Impacting Hillenbrand’s Business
Hillenbrand Industries’ goal is to grow organic revenue and operating income by an average of mid-to-high single digits over the 2008-2009 time frame. Hill-Rom has and plans to continue to invest significantly in research and development, sales channel enhancements and low cost region manufacturing and sourcing initiatives to allow us to protect and grow our core North American acute care businesses, improve gross margins and revitalize our North American rental business. In addition, we believe there are new growth opportunities in post-acute care settings, international markets and our emerging entrepreneurial businesses. At Batesville Casket, we plan to invest selectively to maintain and nurture our current leadership position with independent funeral directors while exploring new opportunities in less penetrated product segments. For Hillenbrand Industries overall, during this period we expect improved sales growth while we fund significant, yet targeted, investments in order to realize our growth potential.

Hill-Rom Industry Trends
General Trends. The medical device industry remains diverse and highly competitive. We believe that over the long term, patient and provider demand for health care products and services will continue to rise as a result of a number of factors, including an aging population, longer life expectancies, and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. These patients have more complex co-existing diseases, or co-morbidities, such as diabetes, heart failure, obesity, pulmonary and vascular disease, immobility issues and chronic wounds. Patients and their families are becoming increasingly discerning consumers who demand solutions that enhance their quality of life in all settings of care. At the same time, health care providers across the care continuum are under continued pressure to improve efficiency, control costs, improve the quality of care, maintain good relations with physicians and caregivers and comply with a complex and demanding reimbursement and regulatory environment. These challenges faced by providers will continue due to demographic trends, increasing numbers of uninsured patients, reimbursement pressures from third-party payors, continuing nurse and physician shortages, facility capacity constraints and increasing technology and supply costs.
Rising Acuities in All Care Settings. As a result of the growing population of the elderly, particularly in the United States, the health care system is challenged to treat rising incidences of complex diseases and conditions such as obesity, diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster and we see a progression of sicker patients who are being moved to lower acuity care settings. These trends are putting pressure on caregivers across all care settings and increasing the need for more sophisticated means to care for these patients. Improved medical technologies, communications tools and information technologies will likely be an integral part of helping increasingly challenged providers care for these sicker patients with more complex diseases and conditions.
Patient Safety & Quality. An increasing emphasis is being placed within U.S. hospitals to assure quality of care through increased accountability and public disclosure. Quality indicators surrounding patient safety and clinical outcome measurements are increasingly being publicized, and improvement of institutional performance is a matter of focus by many hospital executives and their boards. The “pay for performance” initiative by the Centers for Medicare and Medicaid Services (“CMS”) aims to better align reimbursement with improved patient outcomes and the reduction of adverse events. Transparency through public reporting of quality data continues to accelerate, as well as the focus to increase accountability through penalties or rewards resulting from whether quality measures are reported. Most recently, CMS has issued its Final Rule for fiscal 2008 inpatient payment, a continuation in the agency’s efforts to align reimbursement more closely with cost of care and severity of illness. Within this measure, hospitals may experience reduced reimbursement for hospital acquired adverse events, marking a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in United States hospitals can be mitigated in part by our technologies, processes and services, including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. We are well positioned to benefit from the emphasis being placed on patient safety due to our strong clinical capabilities, products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings.
Caregiver Safety. Caregiver shortages, work-related injuries, the aging work force, and other staffing requirements have focused hospital and health care executives on the need to improve caregiver safety. Our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback. We believe that meaningful competitive differentiation can be achieved.

Patient Consumerism and Satisfaction. Patients and their families are becoming increasingly discerning consumers and are increasingly approaching health care as they do other free-market goods and services, basing decisions on price, quality and services. Open access to and exchange of information empower patients to make more informed decisions concerning their health care. As a result of these trends, health care providers are actively competing for these consumers through enhanced services, quality initiatives, amenities and improved aesthetic design of their facilities. We believe we are well positioned to enhance the experience of the patient through our initiatives in patient comfort and patient room design.
Capital Expenditures and Construction. Hospitals and health systems continue to break ground on new facility projects and renovation at rates that exceed historic levels. This construction activity is generated by the need to modernize aging facilities and to effectively compete for more demanding consumers. In over half of the renovation or new construction cases an increase in inpatient bed capacity occurs. At the same time that capital spending has increased, competition for the share of capital expenditure dollars has also been significant. Much of the health system spending is focused on information technology, imaging, outpatient development and the addition of new service lines.
Growing Desire Among Developed and Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic markets such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have been accelerating in regions such as Latin America, the Middle East and many parts of Asia. We believe that we are moving appropriately to establish the products and resources in these regions that will help to improve the standard of care available to their citizens and caregivers.
Legislative. We are continuing to monitor reimbursement developments and their implications particularly in the U.S. A number of Medicare rules have been finalized this year by CMS dealing with a variety of care settings. Overall, these result in a somewhat mixed bag of consequences with, for example, skilled nursing facilities benefiting from a payment increase, and long term care hospitals receiving cutbacks. Overall, hospitals’ position has remained generally favorable. For example, earlier this fall, Congress partially restored funding that had been cut in conjunction with the hospital inpatient rule. CMS carried out its proposed Medicare Severity DRG system designed to account for differences in the severity of illness among patients within a given DRG. The severity adjusted DRGs threaten to induce payment volatility and burden hospitals with increased administrative and implementation costs. The ruling also focuses on greater transparency and accountability related to the occurrence of hospital-acquired conditions. Circumstances remain likely for Medicare and Medicaid cost containment measures in the foreseeable future. Further, at the state level, while some easing of budgetary pressures has been noted, fiscal challenges largely remain with Medicaid expenditures claiming increasing portions of state budgets. Universal health care has become one of the most widely discussed issues of the upcoming presidential election, and some states have already implemented programs aimed at achieving 100 percent coverage. Lastly, the competitive bidding issue continues to be very active within the home health care sector, and the circumstances surrounding the proposed State Children’s Health Insurance Program legislation illustrate the controversial nature of the prospect of expanded coverage, as well as underscore the significant financial implications of the legislation for government and health care providers.
Hill-Rom Strategies
Our financial goal is to grow our annual revenue organically by an average of mid-to-high single digits and operating income by ten to thirteen percent over the 2008-2009 timeframe. We plan to continue the investments begun in fiscal 2007 in new product development, sales channel development and low cost region manufacturing and sourcing initiatives that are required to execute our strategy.

Our strategy is designed to provide patients and those who care for them across all patient care settings around the world with affordable patient support and related therapy and information platforms that promote safer and more effective patient care. Management believes substantial opportunity exists to achieve this strategic value proposition by fully utilizing our knowledge of care processes, global sales and distribution channels, rental service center network, and strong position and brand in hospital patient support systems. With our focus across all care settings, our lines of business were reorganized, effective October 1, 2006, to increase leadership focus and accountability in each of the acuity settings we serve across the global continuum of care. In North America, our Acute Care organization focuses on both capital and rental businesses and health information technology solutions in hospital settings. Our Post-Acute Care organization focuses on a variety of settings outside of the hospital including long-term acute care, extended care and home care. In addition, our airway clearance business is included in our Post-Acute Care Division. Our International Division has been expanded to include our surgical accessories business, as we believe growth opportunities for our surgical products exist in the international market.
We believe that we have opportunities for growth in all of the patient care settings and businesses where we currently compete. We believe that the North American acute care patient support systems marketplace continues to provide opportunity for growth. Therefore, we plan to maintain our strength in that core business in order to grow with the industry and participate in adjacent and related businesses through alliances, acquisitions and internal development. We also believe there is substantial opportunity for us to increase our heretofore relatively low participation level in the North American and International post-acute care marketplaces. Finally, we also believe that we have high growth potential in our smaller, but more rapidly growing, entrepreneurial businesses.
We plan to continue the progress we made during fiscal year 2007 to stabilize share and gross margin in the low and mid-range of our core frames business, despite continued commodity cost inflation, competitive pricing pressure and downward product mix as we aim to increase penetration in the post-acute marketplace. In general, over the next several years we expect to continue our focus on executing the following strategic imperatives.
Maintain and Differentiate Our Core North America Acute Care Business. In order to maintain strong leadership in our North American acute care patient support systems business, we plan to continue to increase our competitiveness and stem market share erosion by focusing on the launch of a number of new products as well as extensions of important core products across the price/feature continuum. We intend to continue to augment our selling and marketing capabilities, focus on sales effectiveness and partner in new ways with our customers to help them improve clinical outcomes by reducing adverse clinical events.
•	Accelerate New Product Introductions. The commitment we made in fiscal 2006 to a better focused and resourced new product development pipeline has resulted in the commercialization in fiscal 2007 of several new product launches and extensions of (or improvements to) important core product lines across the price/feature continuum, including the following:
•	In early fiscal 2007 we launched the TotalCare® BariatricPlus product, which is an integrated frame and surface in our capital sales and rental offerings. This product can accommodate a 500-pound patient, treat advanced wounds and pulmonary complications, provide low air loss therapy and provide enhanced features for patient ingress and egress for use primarily in our rental business. This product has received excellent customer acceptance in initial regions where we launched it and is now available nationally.

•	In the second quarter of fiscal 2007, we launched a complete new line of stretchers with an industry first offering of a full product line capable of fully supporting patients weighing up to 700 pounds.

•	In March 2007, we also introduced our new Affinity® IV birthing bed which includes the innovative Stow and Go™ feature that allows the foot section to stow quickly and easily under the bed with no lifting.

•	In April 2007, we announced an alliance with Tempur-Pedic North America to develop and supply a jointly branded, premium, non-powered, preventative mattress to our acute care customer base.

•	In September 2007, we launched the Hill-Rom E700, a new therapeutic mattress for our proprietary TotalCare® and VersaCare® frames, but which can also be used on competitors’ frames.
We believe that these products will address unique, growing and underserved patients with more complex and co-existing diseases and conditions that should have broad application throughout the care continuum.

•	Remarket to our Installed Base. We believe we have the opportunity to maintain our installed base, extend product lifecycles and drive incremental revenues by offering remanufactured and reconditioned patient support systems, replacement capital surfaces, and service contracts and other service related offerings. In order to establish focus on these after-market opportunities within our existing installed base of customers, in the fiscal fourth quarter of 2007 we hired approximately 30 additional market specialists who plan to exclusively focus on the above mentioned opportunities. This sales force will also focus on selling our new line of stretchers. We believe this model will further improve the effectiveness of our North American acute care sales and marketing programs and increase accountability and execution. We intend to also focus on the continued improvement of selling and contracting processes and customer relationship management with both new and existing customers.

•	Focus on Patient Safety. We are committed to improving patient safety and the reduction of adverse events associated with patient stays, such as pressure ulcers, hospital acquired infections, ventilator acquired pneumonia and patient falls; and, as such, we employ clinicians and nurses throughout our business. We believe that improving clinical outcomes is best achieved by combining technologies, people and processes through close alliances with our customers and jointly developed training tools and protocols. Our patient safety solutions are embodied by our No Falls, Clear Lungs, Safe Skin™ programs. These programs address three of The Joint Commission’s National Patient Safety Goals established for 2007. The No Falls, Clear Lungs, Safe Skin™ programs take a comprehensive approach that include working with health care providers to help optimize safety protocols and enable change management, as well as offering a technology portfolio of innovative software, patient support systems, communication technologies and reporting tools that are designed to work together to improve patient safety and outcomes.

To that end, we have begun to work in partnership with certain of our customers to assist them in developing best practices, standardization, training and education related to certain adverse event categories. Our commitment is evidenced by the announcement during the third fiscal quarter of 2006 that we executed a five-year strategic alliance with Ascension Health, the largest not for profit independent delivery network in North America. The objectives of this alliance are to reduce and eventually eliminate certain adverse events occurring within the patient care environment. The alliance expands a relationship begun in 2004 in which the organizations worked jointly at various Ascension Health Ministries to implement new processes and deploy new equipment. Our efforts under this alliance have, to date, focused on the elimination of pressure ulcers and are expected to expand to other adverse events, including ventilator-associated pneumonia and patient falls.

Revitalize North American Rental Operations. During fiscal 2007, we continued to address several challenges in our rental operations, including lower competitive pricing, the effects of GPO multi-sourcing and dual-sourcing actions, declines in the volume of pulmonary and wound products resulting from increasing capital purchases of these products by our customers, and the restoration of customer confidence and relationships resulting from past rental billing and processing issues associated with the 2005 launch of our rental business system. In order to increase the profitability of our rental business and address pricing pressure, we took a number of steps to improve our gross margins, better serve our customers and differentiate our rental offerings through increased investment in new product development and the acquisition of new products for our rental fleet. Specifically, in fiscal 2007 we:
•	Implemented changes to our rental service organization following our fourth quarter of fiscal 2006 restructuring actions. As a result of those actions, we began to realize benefits during fiscal 2007 through more simplified processes and a lower cost structure, which provided approximately $18 million of savings during the year.

•	Focused on driving increased business with our most profitable customers through increased intimacy. Part of this plan included improving order fulfillment efficiency by embedding service personnel within certain customers’ facilities. Increased customer conversions also remains a focus as we head into fiscal 2008.

•	Addressed past rental billing and processing issues through initiatives aimed at further enhancing our system and related business processes, such as rental order management, to increase efficiency and effectiveness of the system. These initiatives were, and continue to be, aimed not only at further increasing the accuracy and transparency of our customer billings, but also improving the overall customer experience through more user-friendly interactions and providing greater insight through enhanced information technology.

•	Devoted significant attention, time and resources to the collection of our aged receivables and improving cash flow. We believe we have addressed our aged accounts receivable backlog as we made improvements in order to cash processes, reduced accounts receivable days outstanding and reduced credit volume.

•	Invested approximately $65 million into our rental fleet, which supplies both our acute and extended care customers. We believe that, prior to fiscal 2007, we had under-funded investment in our rental therapy fleet. These investments have enabled us to keep our fleet current, well stocked and competitive with products that we can rent at acceptable levels of profitability and utilization.

•	Launched several new products, including TotalCare® BariatricPlus and the Hill-Rom® E700 Wound Surface, a micro climate management surface designed to enhance care for patients with pressure ulcers.
During fiscal 2008, we intend to pursue the following additional strategies related to our rental operations:
•	Improve the operating efficiencies of our therapy rental business related to sourcing, manufacturing, production and logistics. Our goal is to achieve sustainable competitive advantage through superior design, continuous process improvement efforts, cost improvements, selected product line rationalization and economies of scale.

•	Create a focused sales function aimed at profitably growing our moveable medical equipment product line. This will entail hiring an additional 34 specialists who will exclusively focus on these products and smoothly transition business and customer relationships to these new sales representatives. This will also significantly increase the capacity of our clinical directors to focus on therapy rental and supporting capital sales.

•	Increasingly focus on investing in higher value-added clinical therapies that relate to direct patient care and infuse new technologies in mature product lines.
We expect these additional strategies, in concert with those executed in fiscal 2007, to further drive cash flow and improve our return on invested capital.
Improve Gross Margins. We continue to execute strategies to withstand cost pressure and global competition facing the entire industry and to be in a position to achieve the necessary cost structure to offer more affordable products to price sensitive customers, particularly in post-acute care and emerging geographic regions. These actions include price increases on certain products, improved price discipline, continuous improvement initiatives in our Batesville, Indiana and Pluvigner, France manufacturing facilities, the centralization of our global supply chain, and increased utilization of low cost region manufacturing and sourcing. Specifically, we are in the process of executing the following initiatives:
•	Low Cost Region Manufacturing and Sourcing. As part of our global manufacturing strategy we acquired a manufacturing facility in Mexico during the second fiscal quarter of 2007. We are currently in the process of transitioning a portion of our manufacturing capacity for products used in lower acuity care settings and selected post-acute care settings from Batesville, Indiana and Pluvigner, France to the new Mexican facility. Our focus intends to be on segments for which customers are demanding more value at lower price points and products targeted for market opportunities outside the United States. We are currently bringing this new facility on-line and recently began manufacturing our CareAssist® ES product from there. We intend to further leverage this low-cost manufacturing facility for the manufacture of other products used in lower acuity and selected post-acute care settings beginning in fiscal 2008. To further reduce our cost structure, we plan to leverage our Suzhou, China sourcing center to access suppliers of components, sub-assemblies and finished products throughout the Pacific Rim. Finally, we have nearly completed the restructuring and reorganization of our French manufacturing facility, a process that started in fiscal 2005.

•	Product Platforming. Over the next three years, we intend to transform our new product development function to a platform-based designed organization. This expands on our fiscal 2006 product life cycle management initiatives and will more than likely standardize our product architecture by using common sub-assemblies and modules across multiple product platforms. We believe this capability will enable us to meet customer needs faster and improve our gross margin, thus providing significant benefits by fiscal 2010.
Develop Our Post-Acute Care Business. We believe there is substantial opportunity for Hill-Rom to increase our relatively low participation level in the North American post-acute care marketplace for patient support systems, surfaces, furniture and accessories. During fiscal 2007 we built capabilities, improved business processes, augmented our leadership and extended our portfolio of products available to extended care and home care customers. In the second quarter of fiscal 2007, we also launched a basic wound prevention surface that completed our core surface offering and better positions us for subsequent referrals of more feature rich and higher margin products. Additionally, in the fourth quarter we launched a bariatric frame for use in both home care and extended care setting, together with a basic bariatric wound prevention surface. We believe these investments and actions have strengthened our competitive position in post-acute care. In addition, the breadth of our sales channels, the strength of our brand, our clinical capabilities, our service and distribution infrastructure and our ability to transfer our acute care clinical and product development knowledge to the post-acute environment further distinguish us.

To continue the momentum we have established in the post-acute segment, we intend to pursue the following additional strategies:
•	In the first fiscal quarter of 2008, we plan to launch a new global patient support system. This product intends to be marketed to extended care and home care customers and will represent our first platform-designed product. As a complement to this new offering, we also intend to release furniture and additional patient room environment accessories concurrently.

•	Build relationships with strategic accounts and expand contractual coverage with third party payors.

•	Use alliances and acquisitions to expand our portfolio of products and services and acquire or extend core capabilities required to execute our strategy.
While we are optimistic, we are currently experiencing pressure on both volume and price in both our core home care and extended care rental businesses. Further, the recently approved competitive bidding guidelines for Medicare, discussed earlier, could put additional price pressure on our home care business beginning in 2009.
Expand Our International Business. Hill-Rom’s International Division currently represents less than 25 percent of Hill-Rom’s total revenue. Our goal is to grow this business at double digit rates, in spite of a flat European Acute Care environment. To accomplish this, we must focus on maintaining leadership positions in the developed geographic markets we serve and establish leadership positions in emerging international and new care markets. To do that, we are implementing the following:
•	Develop European Medicalized Long Term Care. In Europe, the extended care environment is growing rapidly as lower hospital reimbursement levels are driving the need to more frequently transfer patients out of higher acuity hospitals into medicalized long term care (“MLTC”) facilities that care for chronically ill patients that need lower acuity care. We have validated that MLTC is growing at high single digit rates and believe it is slightly larger than the European Acute Care environment. Currently, Hill-Rom has minimal presence in MLTC. In late 2007, we launched new products tailored to this customer segment. We have seen early success with our offering and we feel we are well positioned for 2008. This success is evident as the French UGAP purchasing organization (Union General d’Achat Publique) recently awarded Hill-Rom the tender for a three year supply contract of bed frames and furniture to the public French MLTC. The three year agreement is expected to provide approximately $40 million in revenue.

•	Expand Emerging Growth Regions. Hill-Rom believes we can achieve incremental growth in under-penetrated regions and leverage additional channel capacity. We believe that the demand for frames and surfaces in selected countries in Latin America, Asia, and the Middle East and Africa is growing rapidly, fueled by economic growth and the demand for better technologies. In 2007, we invested in direct selling resources and established additional distribution channels in order to rapidly and profitably penetrate these growing international geographies. We have already seen double digit growth in Latin America and the Middle East and Africa during 2007. With the investments we made thus far, we are expecting to see share growth in these geographies, which will help drive additional incremental revenue in 2008.

•	Leverage Additional Channel Capacity in Western Europe. During 2007, we were successful in selling more products and driving significant incremental revenue through our European acute care sales channel. Most of this growth came from the AvantGuard® 800 Acute Care frame which provided more than 8,000 incremental units sold in 2007. We believe there is additional capacity for this channel in 2008.

•	Execute Selective International Acquisitions. In October 2006 we acquired Medicraft, Australia PTY, LTD., a leader in acute and post-acute hospital beds and furniture in Australia. The acquisition has provided new channels to sell and rent Hill-Rom therapy and higher acuity products along with existing Medicraft offerings. We also believe that certain Medicraft products may be adapted for global and price-sensitive bed customers. We will continue to selectively evaluate acquisition and alliance opportunities that provide us with product extensions, augment our capabilities or enable us to enter new geographic areas.
Grow Our Entrepreneurial Businesses. Finally, we plan to drive significant growth in three specific areas of our business, Healthcare Information Technology Solutions, Allen Medical and The Vest® products, which we believe to have opportunities for strong growth. We have targeted compounded growth rates for revenues and operating income to be in the low double digits for these combined businesses. During 2007, we achieved combined revenues of approximately $170 million, representing nearly 10 percent growth over the prior year, and realized operating income growth in excess of 25 percent. We anticipate that all of these businesses will be launching new products in 2008, and we are making selective sales channel and marketing investments to support the launch of these products. In the first and second quarters of fiscal 2007, we launched an updated version of a new The Vest® system for the acute and home care settings, respectively, and in the third quarter we launched our NaviCare® Patient Safety Software Suite. While we are encouraged by our success to-date, the competition in these businesses is significant and we must continue to execute successfully in order to achieve our goals.
Other Factors Impacting Hill-Rom’s Business
GPO Contracts. The majority of Hill-Rom’s North American hospital sales and rentals are made pursuant to contracts with group purchasing organizations (“GPOs”), which provide hospitals access to purchase capital and rental products. A number of GPO contracts came up for renewal during fiscal 2006 and 2007 and the majority were ultimately negotiated to become dual or multi-source consistent with our expectations. These changes, from generally sole-sourced contracts in the past, clearly put downward pressure on our rental revenues in fiscal 2007 and will likely continue to do so in fiscal 2008.
At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. The impact on our business of the failure to be included in one or more of certain capital agreements is unclear. However, the adverse impact of non-inclusion on the rental business is greater, due to the transactional nature of renting on a per diem basis.
In fiscal 2007 we strengthened our national accounts organization in an effort to be more responsive to our customers. In October 2007, Hill-Rom was awarded a five year sole-source agreement with Broadlane, a large GPO, covering Hill-Rom therapy surfaces and certain framed surfaces, for both rental and purchase. This contract is significant because it had been held by a competitor for many years and provides us contractual access to approximately 900 hospitals.
Rental Business. Hill-Rom’s North American rental revenues have been, and continue to some degree, to be adversely impacted by a number of factors, including the following:
•	lower competitive pricing;

•	the effects of the realignment in GPO affiliation mentioned earlier in this section;

•	expected declines in the pulmonary and wound areas resulting from increasing purchases of these products by our customers;

•	lower product availability in certain regions or of certain products; and

•	collectibility concerns on rental receivables resulting from past rental billing and processing issues associated with the fiscal 2005 launch of our rental business system, although we now believe we have put most of the exposure related to this matter behind us.
Our rental billing system and related business process issues have now been addressed. However, the difficulties encountered in the launch of this system had an adverse impact on rental revenues in fiscal 2006 and 2007 in a variety of ways, including increased customer allowances for past rental billings and the resolution of some related aged receivables, strained customer relationships, reduced sales time available for our clinical sales force and the loss of some rental business. We are continuing to make progress in our efforts to restore customer confidence and improve customer relationships strained as a result of these past difficulties.
We recognize the importance of the rental business as a component of our portfolio, as discussed further above under “—Hill-Rom Strategies—Revitalize North American Rental Business,” and are continuing many of the initiatives we began in fiscal 2007 to further improve and strengthen this business. One specific example of recent success within our rental business is the recent award of a five year, sole-source contract by Broadlane, a large GPO representing 915 acute care hospitals and more than 2,600 sub-acute care facilities. This is the first time in 11 years that Broadlane members have had access on contract to Hill-Rom therapy beds for rental and purchase. Despite that positive momentum, should our initiatives be unsuccessful, rental revenues could continue to decline and our results of operations could be materially adversely impacted.
Competitive Developments. Competition continues to be strong in both the capital and rental sides of our business. Within capital, product innovation, technology, ease of use and clinical outcomes continue to be critical in the success of new product introductions. Occasionally, new product introductions, either by us or our competitors, can temporarily slow sales of certain products as customers evaluate competing products. While not significant as of yet, we have begun to see some signs that this might be taking place in response to a pending acute care product introduction from a competitor. We believe that customer awareness of both Stryker’s InTouch™ bed and our TotalCare® Connect Bed has stalled certain customer’s buying decisions while both products are being launched and evaluated. The TotalCare® Connect Bed is the newest iteration of the TotalCare® bed platform, with added capabilities in therapy, patient safety and ease of use.
Additionally, we have recently seen various acquisition and business alliances in the medical technology arena that could alter the competitive landscape. For example, during the second quarter of fiscal 2007 two of our competitors within the rental side of our business entered into a partnership to facilitate the supply of a combination frame and surface rental solution, a practice which we have employed for many years. To date we do not believe that these transactions have had any material impact on our business.
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
Batesville Casket Industry Trends
The death of a family member or loved one causes most people to seek the services of a licensed funeral director to provide specific services regarding handling and preparing the deceased. Most consumers have only limited familiarity with funeral-related products and usually expect funeral directors to provide information on product and service alternatives. Although caskets and urns can be purchased from a variety of sources, including directly from internet sellers and casket stores, the overwhelming majority of those who arrange a funeral purchase directly from the funeral home as a matter of choice and convenience.

Demographics and Consumer Preferences. For the past several decades the total number of deaths in the U.S. and Canada (where most of our products are sold) has been relatively flat. During the same period the rate of cremation selection has been slowly but steadily increasing to the point where cremations as a percentage of total deaths now represent approximately one third in the United States and one half in Canada. These combined factors have yielded a slow but steady decline in the total number of casketed deaths in North America. The current trends are expected to continue for the foreseeable future until the post-WWII spike in births may cause an increase in deaths. While the primary driver of market size is population and age, the actual number of deaths (and, therefore, the actual number of caskets sold) is affected by a variety of additional factors, including improving health care and the varying timing and severity of seasonal pneumonia and influenza outbreaks. The unpredictability of these factors can cause periodic fluctuations in industry demand patterns and revenue generated in any given fiscal period. While it is difficult to predict precisely the number of deaths on a month-to-month or even a year-to-year basis, we anticipate that the number of deaths in North America will be relatively flat and the cremation rate will continue to gradually increase, resulting in a steady decline in the demand for burial caskets for the foreseeable future.
Along with the declining number of casketed deaths, the casket industry has experienced a long-term gradual decline in the average price (normally referred to as product mix) of burial caskets sold, a trend that has also affected us. One of the factors which has affected mix is the pricing practice of many funeral homes, which places most of the margin expectation on the sale of products instead of the services provided. We have observed a recent change in the pricing practices of many funeral homes wherein they are recovering margin on their services and reducing the mark-up of products, primarily caskets. Additionally, more consumers are expecting higher levels of personalization, both in products and services. Our response to this changing consumer preference is described below.
Competition. Competition in the casket industry is based on product quality, features and personalization, price, and customer and delivery service. We compete in the sale of burial and cremation containers with several national casket manufacturers/distributors, a larger number of regional manufacturers/distributors, and more than 100 independent casket distributors, most of whom serve fairly narrow geographic segments. Recently, the industry has seen a few new foreign manufacturers, mostly from China, who export caskets into the U.S. and Canada. Additionally, some others such as Costco, local casket stores, and internet sellers sell caskets directly to consumers, although we believe that total sales among this latter group are a small portion of annual burial casket volume.
The effect of gradually declining casket demand has also resulted in economic pressures on casket manufacturers and distributors as they seek to maintain volume by increasing market share. The industry is estimated to have approximately double the necessary domestic production capacity which further increases these pressures. Established manufacturers and distributors have responded to these competitive pressures by increasing discounts.
Over the past decade, funeral homes have sought to minimize their inventory costs by shifting the inventory burden to their suppliers. Today, many funeral homes do not maintain any casket inventory and expect their casket suppliers to provide same day or next day delivery to satisfy their funeral requirements. Our high velocity “hub and spoke” distribution system enables us to meet these customer expectations with lower inventory investment per dollar of sales. This system enables us to deliver the majority of our volume, including uniquely personalized caskets, within 24 hours of receiving the customer’s order. In 2007 we delivered the “right casket at the right time” 99.3 percent of the time. We believe this highly effective distribution system is aligned with the increasing time demands of families and the inventory reduction expectations of our customers. We also believe this represents an important competitive advantage, although some competitors are able to offer comparable delivery capability in certain geographic areas.

Industry Consolidation. The underlying industry trends are leading to consolidations, acquisitions, and partnerships among casket manufacturers and distributors. In the past few years, two of the larger casket manufacturers have merged and several independent distributors have been acquired. We have also participated in the industry consolidation as we acquired two smaller regional distributors in the past two years. We continue to be interested in the possibility of acquiring high-quality distributors and intend to remain selective in this process.
The demographic and economic pressures that are driving consolidation among casket manufacturers and distributors are also driving some consolidation among funeral homes. In the fourth calendar quarter of 2006 our largest customer acquired our second largest customer. We have retained essentially all of the combined business after the acquisition with the exception of some of the individual firms that were divested to meet regulatory requirements. On a smaller scale we have also seen an increased number of regional funeral home operators expanding through selected acquisitions. Accordingly, earlier in 2007 we established a dedicated sales team to focus on this regional consolidator customer segment, and we anticipate investing to meet the needs of this growing customer group.
Costs of Raw Material and Energy. The primary raw materials used in our products include steel, wood, and red metals (such as copper and bronze). Although the key materials have fluctuated in price from time-to-time, current economic conditions are such that we expect all casket manufacturers to continue to be affected by increased costs of raw materials over the next few years. Higher fuel costs in the past few years have resulted in fuel surcharges on many raw materials and services, along with an unfavorable impact on manufacturing and distribution costs.
We believe that we are affected by raw material and energy cost increases to a lesser degree than many of our competitors because of the scale and scope of our operations. Additionally, our wide use of Continuous Improvement has enabled us to reduce waste in many areas of our business. We intend to continue to use this powerful tool of Continuous Improvement, practices which are based on the Toyota Production System, to better serve our customers and to maintain and increase margins.
Batesville Casket Strategy
We believe that we have a number of capabilities that yield significant competitive advantage. Among them are:
•	Our leadership position as the largest manufacturer and distributor of caskets and cremation containers in North America provides scale and scope that enables us to seize emerging opportunities rapidly and effectively.

•	Our highly integrated manufacturing facilities in the United States and Mexico employ “pull production” and “one-piece flow” to feed our high velocity replenishment system with products quickly and efficiently to meet the growing time demands of our customers and their client families.

•	The Batesville business system of Continuous Improvement (based on the Toyota Production System) and effective execution enables us to reduce waste in administrative processes as well as manufacturing and distribution.

•	The Batesville® brand is widely recognized among funeral professionals, and the breadth of our product line enables us to support our customers as they seek to serve client families of varying means.

•	Our ability to apply proven merchandising principles and proprietary database tools enables us to help our customers increase their average mix and drive greater profitability for them and for us, all while increasing the satisfaction of their clients.

•	Our talent management process helps us to identify and develop our people through exposure to lean business principles, participation in strategic projects, and planned multifunctional assignments.
By building on these core competencies we seek to grow organic revenue and operating income by an average of 3 percent to 4 percent annually over the fiscal 2008-2009 time frame. We plan to invest selectively to maintain and further develop our current leadership position with funeral directors while exploring new opportunities in less penetrated areas. Our strategy remains centered on growing our business of selling Batesville branded burial caskets and cremation products direct to funeral homes while investing in opportunities to sell private label caskets and parts to manufacturers and distributors, a new channel of distribution for us. Finally, we intend to pursue strategic acquisitions in and closely adjacent to our casket and cremation businesses in which we can capitalize on our core competencies and utilize our scope and scale. Important elements of this strategy, and our results to-date, include the following.
Grow our sales to our funeral home customers. We seek to profitably grow revenue by selling products to licensed funeral homes through a combination of growth in volume, improved mix of products sold and strategic acquisitions within the funeral service industry.
Grow our burial casket revenue.
•	We have responded to the consolidation trend in our industry and the growth of regional funeral home consolidators by creating a sales team which differentially serves those customers whose business spans multiple sales territories. This group of customers is currently an under-penetrated opportunity for us. We have converted several of these regional customers to our Batesville® brand by demonstrating the value of our products and services to their operations and the families they serve.

•	In 2004 and 2005 we discontinued unprofitable products from our product line. During that time we also introduced our Dimensions® line of wider caskets designed to provide a dignified funeral to the increasing number of obese consumers. Since 2006 we have introduced two new lines of caskets (our GeminiTM line and HaileyTM lines) designed for consumers that value high eye appeal and low feature content. We are encouraged by the response of our funeral home customers and their families to these new products.
Improve the mix of burial caskets.
•	Using our proprietary funeral product merchandising analytic and predictive tools enables our customers to improve their profitability while increasing the satisfaction of their client families. Product and service merchandising, along with consumer friendly display and information systems, enables a funeral home to present a broad array of products to serve all of their client families and to articulate the value of the product in an environment that makes families more comfortable with the selection process. We have experienced increased sales and improved product mix with customers who have implemented our merchandising systems in fiscal 2007. While our average selling price increased overall in 2007, those customers that implemented our merchandising systems experienced even greater improvement in average selling price for each casket sold. We intend to continue to invest in these tools and to make them available to more funeral homes.

Grow our Options by BatesvilleTM Cremation product sales
•	Our Options by BatesvilleTM product line consists of cremation caskets, containers, urns and other cremation products that we make available to funeral homes and cemeteries. Continued growth in these products is expected as more consumers choose cremation over burial. To further accelerate growth we have dedicated a sales and marketing team to focus on developing new products and services for these consumers.
Grow sales in the independent distributor channel. In 2006 we launched the NorthStar™ private label program. Under the NorthStarTM program, we manufacture private label caskets and casket parts, which do not include Batesville proprietary features, for other manufacturers and distributors, a channel of distribution we had not served in the past.
Sales of Private Label Caskets
•	Fiscal 2007 was the first full year for our sales of private label caskets and casket parts under the NorthStarTM program. Again in 2008 and 2009 we plan to increase significantly sales of these products. Our private label caskets and parts are differentiated and made with unique tooling in our existing facilities, and these private label caskets and parts are marketed and sold by a small, dedicated, independent team of sales engineers.
Continued pursuit of strategic acquisitions within the casket industry. Our recent efforts with respect to this initiative include the following:
•	In January 2007 we consummated the acquisition of a small regional casket distributor, which marked the second such acquisition in ten months. We effectively and efficiently integrated both of those businesses into ours such that they were accretive to earnings in year one. Further, we have earned returns on both acquisitions well in excess of our cost of capital. Because of our scale and scope advantages in manufacturing and distribution, we continue to believe we are well positioned to take advantage of additional strategic acquisition opportunities as they arise.

•	During fiscal 2007 and 2006, we also attempted to acquire Yorktowne Caskets, Inc. (“Yorktowne”) but after a delay caused by litigation involving Yorktowne and its previous supplier, a subsequent due diligence effort made it clear that an acquisition of the business was not in the best interests of our shareholders.

•	We also intend to explore prudent acquisitions of or relationships with other businesses closely adjacent to our casket and cremation businesses in which we can capitalize on our core competencies and utilize our scale and scope to further enhance shareholder value.

Recent Factors Impacting Batesville Casket’s Business
Customer consolidation — In October 2006 we signed a new, non-exclusive supply agreement with SCI, our largest customer and the largest provider of funeral services in North America. The agreement provides for the purchase of our casket product line through fiscal 2008, with an option to extend for two additional one-year periods. Although SCI is currently purchasing essentially all of their casket requirements from us, the agreement does not impose specific purchase requirements on SCI. While we anticipate that SCI will continue to buy substantially all its burial and cremation container products from us for the foreseeable future, there can be no guarantee that SCI will do so. In November 2006 SCI acquired our second largest customer, Alderwoods. As a result of this acquisition, the purchase of our products by both organizations was brought under the same agreement. Although we have lost some business as this new combined entity continues to divest itself of certain overlapping properties, we have been able to offset most of the financial impact of these divestitures by supplying many of the owners of these newly divested properties.
Acquisition activity — In July 2007, we announced the termination of negotiations related to the possible acquisition of Yorktowne. Our intentions to acquire Yorktowne were previously announced in the fall of 2005, but our efforts were delayed because of certain legal impediments, which expired on April 15, 2007. Effective at that time, a supply agreement between Yorktowne and us was put into place and we began to update the due diligence process. Ultimately, we were unable to reach acceptable terms with Yorktowne with respect to an acquisition and Matthews subsequently announced that its casket division, York Caskets, had purchased certain assets of Yorktowne. Termination of our negotiations with Yorktowne resulted in the recognition of a $2.8 million charge in the third quarter of fiscal 2007 for previously deferred costs related to the planned acquisition. Shortly before the transfer of its assets to York, Yorktowne ceased purchasing funeral products from us under the supply agreement. We have filed suit against Yorktowne and York in Federal Court for the Southern District of Ohio asserting our rights under the supply agreement and have recorded cumulative charges of $4.3 million during the third and fourth quarters of fiscal 2007, primarily related to amounts due from Yorktowne under the supply agreement. These developments do not preclude us from seeking business from Yorktowne’s customers.

RESULTS OF OPERATIONS
The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Fiscal		Fiscal		Fiscal
	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
	2007	Revenues	2006	Revenues	2005	Revenues
Net Revenues
Health Care sales	$940.7	46.5	$862.6	43.9	$810.9	41.9
Health Care rentals	415.8	20.5	425.7	21.7	467.8	24.1
Funeral Service sales	667.2	33.0	674.6	34.4	659.4	34.0

Total Revenues	2,023.7	100.0	1,962.9	100.0	1,938.1	100.0

Gross Profit
Health Care sales	393.8	41.9	361.5	41.9	329.4	40.6
Health Care rentals	208.7	50.2	208.5	49.0	245.1	52.4
Funeral Service sales	278.6	41.8	279.8	41.5	266.0	40.3

Total Gross Profit	881.1	43.5	849.8	43.3	840.5	43.4
Other operating expenses	604.4	29.9	529.1	26.9	555.7	28.7
Litigation (credits) charge	(1.2)	(0.1)	(2.3)	(0.1)	358.6	18.5
Special (credits) charges	(0.2)	—	5.4	0.3	36.3	1.9

Operating Profit (Loss)	278.1	13.7	317.6	16.2	(110.1)	(5.7)
Other income (expense), net	13.4	0.7	21.4	1.1	(5.8)	(0.3)

Income (Loss) from Continuing Operations Before Income Taxes	291.5	14.4	339.0	17.3	(115.9)	(6.0)
Income tax expense (benefit)	100.9	5.0	117.5	6.0	(19.6)	(1.0)

Income (Loss) from Continuing Operations	190.6	9.4	221.5	11.3	(96.3)	(5.0)
(Loss) income from discontinued operations	—	—	(0.3)	—	2.2	0.1

Net Income (Loss)	$190.6	9.4	$221.2	11.3	$(94.1)	(4.9)

Income (loss) per common share from continuing operations — Diluted	$3.07	N/A	$3.60	N/A	$(1.56)	N/A
(Loss) income per common share from discontinued operations — Diluted	—	N/A	(0.01)	N/A	0.04	N/A

Net Income (Loss) per Common Share — Diluted	$3.07	N/A	$3.59	N/A	$(1.52)	N/A

The financial results presented herein include a number of items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year Ended September 30,
(Dollars in millions)	2007	2006	2005

Other Operating Expenses
Antitrust litigation expenses	$9.0	$12.6	$24.7
Separation costs	12.4	—	—
Yorktowne acquisition costs	2.8	—	—
Litigation (Credits) Charge	(1.2)	(2.3)	358.6
Special (Credits) Charges	(0.2)	5.4	36.3
Other (Income) Expense, net
Net realized capital (gains) losses, equity method investment (income) loss and impairments	(11.6)	(17.6)	7.1

Total Pre-Tax Items	$11.2	$(1.9)	$426.7

Income Tax Expense
Write-off of deferred tax asset related to French entities	$—	$—	$16.0
Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2007 compared to fiscal 2006. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Net Revenues
Consolidated revenues in 2007 increased $60.8 million, or 3.1 percent to $2,023.7 million, compared to the prior year.
The increase in revenues was related entirely to Health Care sales revenues, which increased $78.1 million, or 9.1 percent, on higher volumes and to a lesser extent favorable exchange rates and price realization when compared to the prior year. The higher volumes were driven by our International and Surgical segment, which experienced continued success with our new AvantGuard™ 800 product line in the mid and low-end acuity bed frame environment within Europe, along with sales from our first quarter acquisition in Australia, Medicraft, which helped provide $14.4 million of incremental revenues. Some volume strength was also realized in our North America Acute Care segment, led by CareAssist® ES bed frames, our Latitude® architectural arm platform, service revenue and our recently updated stretcher and maternal lines. Somewhat offsetting the volume strength from these products, we experienced lower volumes in our TotalCare® ICU and mid-acuity and VersaCare® bed platforms. Within the North America Post-Acute Care segment, sales revenues were up $6.7 million, driven primarily by positive sales growth of The Vest® products and higher bed frame volume within the extended care environment. In fiscal 2008, global health care sales are expected to remain strong, with growth projected to be at an upper single digit rate.

Health Care rental revenues were down $9.9 million, or 2.3 percent, compared to the prior year. The lower rental revenues resulted from changes in GPO affiliations and lower volumes, which were expected coming into the year. Although working diligently to restore confidence and repair strained customer relationships, we also continued to experience the carryover effect of many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing issues, service and product deficiencies. As discussed earlier, we continue to have significant initiatives underway to reverse those trends and to revitalize our rental operations, including having made increased investments in our therapy rental fleet during 2007, as well as various initiatives intended to increase efficiencies and reenergize customer focus. We have already begun to realize benefits in these areas which have received our initial focus and investments, but certain other initiatives will require more time and focus to take hold. Accordingly, the desired benefits of some of these initiatives are not expected to be fully realized until fiscal 2008. As a result of these and other initiatives and after the slight decline in 2007, we expect rental revenues to grow in fiscal 2008 by mid-to-high single digits.
Funeral Service revenues were down slightly for the year, decreasing $7.4 million or 1.1 percent, driven primarily by declining volumes resulting from the continued decline in burial deaths during the year and competitive market dynamics. Although we have seen some mix improvement as a result of our merchandising focus, overall mix was also unfavorable for the year. One key driver to the unfavorable mix results was the increased sales in our new lines of lower-end metal products. Favorable net price realization compared to the prior year partially helped to offset the lower volumes and unfavorable mix. As we head into 2008, Funeral Service revenues are expected to show modest growth in response to the numerous initiatives underway.
Gross Profit
Consolidated gross profit increased $31.3 million, or 3.7 percent, and was slightly higher as a percentage of revenues, by 20 basis points, when compared to the prior year period.
Health Care sales gross profit increased $32.3 million and held steady as a percentage of revenues. The increase was driven primarily by the increased volume, various cost savings initiatives in our sourcing and manufacturing areas and favorable price realization. This favorability was partially offset by the heavier mix of International revenues, which generally carry lower gross margins, unfavorable product mix, and start-up costs associated with our new manufacturing facility in Mexico of $3.4 million. Product shift in the U.S. from our TotalCare® ICU and mid-acuity VersaCare® bed platforms to lower acuity platforms and stretchers also resulted in an unfavorable mix impact on gross profits.
Despite lower revenues, both Health Care rental and Funeral Service gross profit remained essentially flat to the prior year period as we were able to increase gross margins by 120 basis points and 30 basis points, respectively, in those areas. Health Care rental gross margins grew to 50.2 percent of sales, driven by our field service restructuring efforts taken in 2006, along with other improvement initiatives employed in 2007. Funeral Service gross profit for the year grew to 41.8 percent of sales as a result of favorable price realization, cost savings associated with our prior year wood plant consolidation, other manufacturing process and sourcing efficiencies, and relatively lower fuel and utility costs.
In fiscal 2008, consolidated gross margin rates are expected to be flat to up slightly, despite pressure on commodity pricing. We will look to offset these pressures with continued supply chain initiatives, improved price realization, productivity improvements and benefits from our low-cost region sourcing and manufacturing initiatives.
Operating Expenses
Other operating expenses, which consist of selling, marketing, research development and general administrative costs, increased $75.3 million in 2007 compared to the prior year. The overall higher expense levels were due to increased investment spending previously outlined as part of our 2007 strategic plan of $33.6 million for the year, including increased spending in research and development, marketing, merchandising and the development of additional sales channels and focus. We also incurred $12.4 million of costs associated with the proposed separation of Hillenbrand into two independent public companies, along with $8.7 million associated with the expensing of deferred acquisition and other costs related to the previously planned acquisition of Yorktowne and our related supply agreement with Yorktowne. Also contributing to the increase in other operating expenses were costs associated with the acquisition and operations of Medicraft of $5.4 million, general inflation estimated to be approximately $16 million and the impact of foreign exchange rates of $3.5 million. On a year-over-year comparative basis, we will continue to see increased spending in the first half of fiscal 2008 on research and development, marketing, including numerous product launch costs, and sales channel initiatives as we look to continue various initiatives started in fiscal 2007 to position ourselves for future growth.

Like the prior year, litigation credits of $1.2 million reflect the reversal of previously accrued legal costs relating to the original Spartanburg antitrust litigation settlement recorded in fiscal 2005 which were no longer needed. Special charges, which netted to a credit of $0.2 million in 2007, reflect a $1.0 million special termination benefit charge recorded in the second quarter of fiscal 2007 associated with reductions in force at our Hill-Rom Batesville, Indiana manufacturing plant related to the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was more than offset by the net reversal of $1.2 million of excess reserves from prior year actions which were also determined to be no longer necessary. Comparatively, in 2006 we recorded special charges totaling $5.4 million related to the alignment of Hill-Rom’s field service organization and rental product offerings with lower rental revenue levels, along with the continuation of voluntary restructuring actions at Hill-Rom’s French manufacturing facility. See “Special Charges” on page 62 for more detail on these actions.

Other Income and Expense
	Fiscal Year Ended September 30,
(Dollars in millions)	2007	2006	% Change
Interest expense	$(22.2)	$(21.3)	4.2
Investment income	36.0	43.5	(17.2)
Other	(0.4)	(0.8)	n/m

Other Income (Expense), Net	$13.4	$21.4	(37.3)

Interest expense increased $0.9 million compared to 2006 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income decreased $7.5 million due to lower gains from limited partnership investments in 2007. While performance of our limited partnership investments was favorable in both years, the gains and corresponding cash distributions received during the prior year were larger than those of the current year. The timing and magnitude of gains or losses from our limited partnerships are volatile and not subject to our control, thus they may not recur in fiscal 2008.
Income tax expense of $100.9 million in 2007 represented an effective tax rate of 34.6 percent, which compares to a tax rate of 34.7 percent in 2006. Both years were favorably affected by a number of discrete tax benefits, including the release of valuation allowances resulting from capital gains on investments (as discussed above). Also impacting the 2007 tax rate, we recognized a benefit from the current year retroactive reinstatement of the federal research and development credit, which had expired last year. Comparatively, in addition to the release of valuation allowances following capital gains as described above, the 2006 tax rate was also impacted by the release of valuation allowances on foreign tax credit carryforwards and a deferred tax benefit reflecting favorable state tax law changes. The effective tax rate without discrete tax benefits would have been 36.8 percent and 37.4 percent in 2007 and 2006, respectively, with the lower rate in fiscal 2007 being driven by the estimated benefit of the reinstatement of the research and development tax credit for a full year and the ability to take advantage of the deduction for qualified domestic production activities in fiscal 2007. Partially offsetting these favorable items in fiscal 2007 is the fact that many of the separation costs we are incurring will be non-deductible for income tax purposes.

Ultimately, as expected coming into the year, income from continuing operations decreased $30.9 million to $190.6 million in 2007 reflecting increased investment spending in line with our 2007 strategic plan. This equates to diluted earnings per share of $3.07 compared to $3.60 in 2006.
Fiscal 2006 included discontinued operations, representing Forethought Federal Savings Bank (“FFSB”), which provided a loss of $0.3 million for the first quarter of 2006. The sale of FFSB was completed on January 3, 2006, and, accordingly, the operations of FFSB were presented as discontinued operations within our Statements of Consolidated Income (Loss). See Note 3 to the Consolidated Financial Statements for more information.
Business Segment Results of Operations

	Fiscal Year Ended September 30,
(Dollars in millions)	2007	2006	% Change
Revenues:
North America Acute Care	$879.6	$874.9	0.5
North America Post-Acute Care	172.0	166.0	3.6
International & Surgical	304.9	247.4	23.2

Total Hill-Rom	1,356.5	1,288.3	5.3
Batesville Casket	667.2	674.6	(1.1)

Total revenues	$2,023.7	$1,962.9	3.1

Divisional income:
North America Acute Care	$234.8	$222.0	5.8
North America Post-Acute Care	41.8	46.1	(9.3)
International & Surgical	40.7	34.9	16.6
Functional Costs	(173.1)	(146.9)	(17.8)

Total Hill-Rom	144.2	156.1	(7.6)
Batesville Casket	171.0	189.1	(9.6)

Total divisional income	$315.2	$345.2	(8.7)

Reconciling differences between total divisional income above and income from continuing operations include public entity and other costs, as well as litigation and special charges/credits and other income/expense. See Note 13 in the Consolidated Financial Statements for more details.
North America Acute Care
Total North America Acute Care revenues increased $4.7 million, or 0.5 percent, in 2007 compared to the prior year. Sales revenues reflected an increase of $18.8 million, or 3.0 percent, primarily on improved price realization, while rental revenues were lower by $14.1 million, or 5.9 percent, due to lower volumes. During 2007, volume strength was realized in CareAssist® ES bed frames, the Latitude® architectural arm platform, service revenue and our recently updated stretcher and maternal lines.

These gains were essentially offset by lower volumes in our TotalCare® ICU and mid-acuity VersaCare® bed platforms. TotalCare® bed experienced lower volumes due to saturation of the TotalCare® bed system in some ICU segments and a perceived stall in buying decisions by customers following recent product introductions into the markets. VersaCare® bed volumes are lower than the prior year primarily the result of the increasing acceptance of our CareAssist® ES bed platform. The decline in rental volume resulted from changes in GPO affiliations and lower volumes, which were expected coming into the year. Although working diligently to restore confidence and repair damaged relationships, we also continued to experience the carryover effect of many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing issues, service and product deficiencies. Rental volumes were also negatively impacted by continuing declines in the pulmonary product areas resulting from increasing capital purchases by customers of these products. The lower volumes were partially offset by lower customer allowances compared to prior year and related collection reserve adjustments for such allowances, which was favorable to the prior year by $6.5 million.
Divisional income for North America Acute Care increased $12.8 million, or 5.8 percent, in 2007 compared to the prior year due to higher gross profit, which was up $21.8 million. Sales gross profit was up $28.7 million driven by our strategic initiatives towards price realization and various cost reductions realized in our service fulfillment channels and manufacturing operations. For rentals, gross profit was down $6.9 million. Despite the generally fixed cost nature of the field service and sales network, better than half of the $14.1 million revenue shortfall was recovered by lower costs associated with our prior year restructuring actions and other profit improvement activities related to unprofitable products and customers. Operating expenses partially offset the higher gross profit and were up $9.0 million in 2007 due to increased spending in research and development, marketing and the sales channel and rental equipment portfolio additions as we made various investments to better position ourselves for future growth.
North America Post-Acute Care
North America Post-Acute Care revenues increased $6.0 million, or 3.6 percent, for the full year of 2007 compared to 2006. Within that total, sales revenues increased by $6.7 million, primarily due to improved volume within our extended care product line, increased sales of The Vest™ products, and initial positive results from our Direct to Consumer business initiatives. Rental revenues decreased $0.7 million, primarily related to lower activity in our standard therapy rentals in extended and home care, partially offset by an increase in rentals of The Vest™ products.
Despite the slightly higher revenues, divisional income for North America Post-Acute Care decreased $4.3 million, or 9.3 percent, for fiscal year 2007 compared to the prior year period, as gross profit was essentially flat and operating expenses increased by $5.7 million mainly due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional investments in sales and marketing initiatives, new product development and additions to our rental equipment portfolio.
International and Surgical
International and Surgical revenues increased $57.5 million, or 23.2 percent, for the full year 2007 compared to the prior year, inclusive of the favorable impact of exchange rates of $16.2 million. Sales revenues, up $52.6 million, were positively affected by our acquisition of Medicraft, which was completed early in the first quarter and drove $14.4 million of the revenue increase and sales of our new AvantGuard® 800 bed frame in Europe. Rental revenues were also higher by $4.9 million due to the favorable exchange rates and increased share in the European market. From a geographic perspective, we experienced growth in Europe, Latin America and the Middle East, as well as our Surgical business in the U.S., which were partially offset by softness experienced in Asia.

Divisional income for International and Surgical increased $5.8 million for the full year 2007 compared to the prior year, including the favorable impact of exchange rates of $2.7 million. Driven by the higher revenues, gross profit was up $23.2 million compared to the prior period. Higher operating expenses, however, up $17.4 million, offset much of the gross profit gains and were driven by an additional $5.4 million of Australian expenses associated with the Medicraft acquisition inclusive of integration costs, increased investment in numerous strategic initiatives including research and development, marketing and new geographic sales channel development, the impact of exchange rates, and increased selling expenses attributable to the higher revenues.
Batesville Casket
For the year ended September 30, 2007, Batesville Casket revenues were down slightly compared to the same period in the prior year, declining by 1.1 percent, or $7.4 million. The lower volume of burial caskets sold was the primary driver, negatively impacting revenues by $20.7 million. Market conditions continue to be a challenge as the rising cremation rate reduces the amount of burial caskets sold. A lower mix of burial products sold also resulted in an $8.0 million reduction in revenues for the year. While this mix trend has been consistent for several years, recent product launches in under penetrated areas have focused on lower price points with high eye-appeal, low feature content offerings, and have contributed to the mix trend. However, our additional merchandising efforts in fiscal 2007 have helped to partially offset the downward mix trend, driving increased customer satisfaction in addition to improved product purchases. Partially offsetting these factors, the premier Batesville brand continues to generate year over year price realization, contributing an additional $21.5 million to revenues year over year.
Batesville Casket divisional income decreased by $18.1 million, or 9.6 percent, for 2007 compared to the prior year. Key drivers of the decrease were lower casket volume, which impacted margins by $11.7 million, and the unfavorable impact on margins of the downward product mix trend described above. Additionally, we experienced increasing cost pressures in fiscal 2007 related to higher raw material commodity costs, primarily related to steel and red metals, which increased nearly 13 percent over prior year. We also had the benefit of gains on sale of facilities in the prior year that were not repeated in fiscal 2007 and thus resulted in an unfavorable impact of $2.0 million. Partially offsetting these negative impacts to earnings in fiscal 2007, we realized favorable price realization in addition to cost savings from a number of improvement initiatives. One area of focus was material usage at our Vicksburg, Mississippi rough mill, which through a variety of yield improvement projects, generated savings of $0.6 million. Fixed manufacturing cost reductions of $3.4 million were also realized, reflecting our prior year wood plant consolidation in addition to various other cost reduction initiatives. Further contributing to the lower divisional income, other operating expenses were higher in fiscal 2007 driven primarily by $8.7 million in costs associated with the terminated Yorktowne acquisition and supply agreement, along with $3.8 million of incremental investment spending as we focused on sales force expansion and support of our merchandising initiative. General inflation, increased employee benefit programs and bad debt expenses also impacted our year-over-year spending but were partially offset by reduced employee incentive compensation expense in fiscal 2007 of $3.1 million.
Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2006 compared to fiscal 2005. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.

Summary
Net Revenues
Consolidated revenues of $1,962.9 million in 2006 increased $24.8 million, or 1.3 percent, compared to $1,938.1 million in 2005. The increase was driven by Health Care sales revenues, which increased $51.7 million, or 6.4 percent. This strength in Health Care sales was primarily related to higher volumes and to a lesser extent favorable price when compared to the prior year. Volume strength was led by VersaCare® bed and Workflow Information Technology Solutions products in North America, as well as by improved international revenues, especially in the Latin America and Asia Pacific regions. The favorability in price for the year was predominantly related to patient platforms, led by our VersaCare® bed platform.
Health Care rental revenues were down $42.1 million, or 9.0 percent, compared to the prior year as a result of lower volumes, increased customer allowances and lower competitive pricing. The lower volume and increased customer allowances, for which additional accounts receivable reserves of $17.7 million were provided during the year, are partially reflective of the rental billing and processing issues associated with the 2005 launch of our rental business system and the related business processes. In addition to the increased customer allowances associated with the effects of past rental billing and processing issues and the resolution of some related aged receivables, rental revenues were also unfavorably impacted by a number of other factors. Earlier in 2006, our rental billing and processing issues contributed to strained customer relationships and a reduction of sales time available to our clinical sales force, resulting in the loss of some business and reduced account conversions. Further, we also felt the initial unfavorable impacts of current year changes in GPO affiliations. Additional unfavorable rental volume effects were related directly to expected declines in the pulmonary and wound areas of our rental business resulting from increased purchases by customers of these products, lower product availability in certain regions or of certain products and the absence of any meaningful seasonal pneumonia and influenza outbreak in 2006.
Funeral Service continued to experience declining volumes as a result of a lower number of deaths and higher cremations along with unfavorable product line mix. However, favorable net price realization and cremation and distributor volume growth drove a year-over-year increase of $15.2 million, or 2.3 percent, in revenues.
Gross Profit
Consolidated gross profit increased $9.3 million, or 1.1 percent, over the prior year period, driven once again by Health Care sales and to a lesser extent Funeral Service sales. This favorability was partially offset by a large decline in Health Care rental gross profit. On a consolidated basis, gross profit as a percentage of revenues was 43.3 percent in 2006 compared to 43.4 percent in 2005. Health Care sales gross profit as a percentage of revenues increased 130 basis points due to the overall higher volumes outlined above, favorable pricing and the benefits of restructuring actions taken in the prior year at our French manufacturing facility and various ongoing sourcing initiatives. Funeral Service gross profit improved 120 basis points as a percentage of revenues, despite the continued gradual shift in product mix from metal to wood caskets and generally to lower-end products that have lower margins, as favorable net price realization, sourcing benefits and productivity improvements more than offset these unfavorable impacts. In Health Care rentals, the decline in gross profit of 340 basis points was largely the result of lower revenues, which could only be partially offset by lower rental costs. With the generally fixed cost nature of the field service network, only a limited amount of the revenue shortfall could be offset with lower costs during 2006.

Operating Expenses
Other operating expenses decreased 4.8 percent to $529.1 million in 2006 compared to $555.7 million in 2005. Other operating expenses consist of selling, marketing, research and development and general administrative costs. The lower expense levels were due in part to lower litigation costs associated with defending antitrust lawsuits, which decreased $12.1 million in 2006. Realized compensation and benefit savings associated with the 2005 Hill-Rom business realignment also contributed heavily to the lower operating expenses. Partially offsetting this decrease was incentive compensation, which amounted to $24.8 million in 2006 compared to less than $1 million in 2005 based on improved operating performance in 2006. Operating expenses also increased in 2006 as a result of increased Health Care sales commissions on higher revenues and general salary inflation. As a percentage of revenues, operating expenses decreased to 26.9 percent in 2006 from 28.7 percent in 2005 as a result of the benefits of the prior year business realignment program and the additional revenues.
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

Other Income and Expense
	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	% Change
Interest expense	$(21.3)	$(18.4)	15.8
Investment income	43.5	14.8	193.9
Other	(0.8)	(2.2)	n/m

Other Income (Expense), Net	$21.4	$(5.8)	n/m

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

Income tax expense of $117.5 million was recognized in 2006 compared to an income tax benefit of $19.6 million in 2005. The effective tax rate for 2006 approximated 34.7 percent while in 2005 the tax rate approximated 16.9 percent. The rate in 2006 was favorably impacted by a number of discrete benefits recognized during the year. These benefits included a release of valuation allowance resulting from the recognition of sizeable capital gains in 2006 on the sale of certain securities, a deferred tax benefit reflecting favorable state tax law changes and the release of valuation allowance associated with foreign tax credits and state operating losses now expected to be utilized. These discrete tax items resulted in the recognition of tax benefits of $9.4 million on a year-to-date basis, thus reducing our year-to-date effective tax rate by approximately 2.7 percent. The fiscal 2005 effective tax rate was impacted by the reversal of the prior year deferred tax asset established upon adoption of a strategy to restructure the French operations. When this strategy was abandoned in fiscal 2005, the deferred tax asset of $16.0 million had to be reversed. In addition, the 2005 effective tax rate was impacted by the inability to recognize tax benefits for the French portion of the fourth quarter restructuring action, the impairment of a strategic investment and a reduced state tax benefit associated with the Spartanburg litigation settlement accrual. Tax benefits were not recognized relative to these items based upon existing limitations on the utilization of net operating and capital losses.
We recognized income from continuing operations in 2006 of $221.5 million, or $3.60 per diluted share, compared to a loss of $96.3 million, or $1.56 per diluted share in 2005. The loss recognized in 2005 related primarily to the litigation charge, but was also impacted by the lower gross profit, higher operating expenses and increased special charges experienced in fiscal 2005.
The sale of FFSB was completed on January 3, 2006. Prior to the date of sale, the operations of FFSB were presented as a discontinued operation within our Statements of Consolidated Income (Loss). We received an additional cash payment of $6.5 million, and recognized an after-tax loss on the final disposition of FFSB of $0.6 million in the first quarter of fiscal 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported discontinued operations for all years presented. The results from discontinued operations reflect a net loss of $0.3 million in 2006 compared to net income of $2.2 million in the prior year. The income in 2005 includes $0.9 million of income from Forethought Federal Savings Bank, with the remaining amount due primarily to tax benefits resulting from the income tax provision to return analysis related to previous divestitures. See Note 3 to Consolidated Financial Statements for further details.

Business Segment Results of Operations

	Fiscal Year Ended September 30,
(Dollars in millions)	2006	2005	% Change
Revenues:
North America Acute Care	$874.9	$873.1	0.2
North America Post-Acute Care	166.0	168.6	(1.5)
International and Surgical	247.4	237.0	4.4

Total Hill-Rom	1,288.3	1,278.7	0.8
Batesville Casket	674.6	659.4	2.3

Total revenues	$1,962.9	$1,938.1	1.3

Divisional income:
North America Acute Care	$222.0	$237.8	(6.6)
North America Post-Acute Care	46.1	52.9	(12.9)
International and Surgical	34.9	35.9	(2.8)
Functional Costs	(146.9)	(194.2)	24.4

Total Hill-Rom	156.1	132.4	17.9
Batesville Casket	189.1	179.5	5.3

Total divisional income	$345.2	$311.9	10.7

Reconciling differences between total divisional income above and income from continuing operations include public entity and other costs, as well as litigation and special charges/credits and other income/expense. See Note 13 in the Consolidated Financial Statements for more details.
North America Acute Care
Total North America Acute Care revenues increased $1.8 million in fiscal 2006. Sales revenues reflected an increase of $37.6 million on strong third and fourth quarter performance. The increase in sales revenues was driven by higher volume and to a lesser extent favorable price. The VersaCare® and CareAssist® bed platforms showed strength with revenues up $40.1 million compared to the prior year, more than offsetting the discontinued Advanta™ bed frame line, which declined $10.4 million. Information Technology Solutions products also showed strength, up $13.2 million compared to 2005, primarily as a result of the strong third and fourth quarters. Despite strong fourth quarter sales results, architectural product revenues continued to come under pressure and were down $4.3 million in 2006 as a result of strong competition and an aging product line. The intensive care architectural arm platform called the Latitude® system, which was released in 2006, was well received and facilitated improvements in architectural product revenues in subsequent periods. A decline in Acute rental revenue of $35.8 million offset much of the growth in the sales revenues and was driven by lower volume. The decline in rental volume was evident in all major product categories. The overall lower rental volumes were related to a number of factors, including the loss of some business and reduced account conversions. These unfavorable developments were directly associated with strained customer relationships and reduced sales time for our clinical sales force resulting from past rental billing and processing issues. Other items negatively impacting rental volumes included the initial impact of fiscal 2006 changes in GPO affiliations, expected declines in the pulmonary and wound product areas resulting from increasing capital purchases by customers of these products and increased customer allowances and related collection reserves. Reserves for such allowances increased by $12.7 million in 2006.

Divisional income for North America Acute Care decreased $15.8 million in 2006 compared to the prior year period. This decline was driven by lower gross profits, which decreased $22.7 million, or 270 basis points as a percentage of revenues. Included in this amount, sales gross profit increased slightly by $4.6 million on the higher volume and a list price increase implemented in the second quarter. Those favorable drivers, however, were offset by a lower mix of product sales and higher warranty costs during 2006. Rental gross profit, which is significantly impacted by volumes due to the generally fixed cost nature of the field service network, decreased $27.3 million, or 470 basis points as a percentage of revenues, as lower costs from restructuring initiatives were not sufficient to cover the significant shortfall in rental revenues. North America Acute Care operating expenses were $6.9 million lower than in 2005 led by rental field sales costs, which were down $7.8 million as a result of various restructuring efforts, and decreased marketing expenses. Partially offsetting that favorability in operating expenses, other compensation costs were up due to general inflation and higher incentive compensation.
North America Post-Acute Care
Total North America Post-Acute Care revenues were down slightly to $166.0 million for 2006 compared to $168.6 million in the 2005 comparable period. Rental revenues were lower by $8.0 million, primarily as a result of year-to-date reserve adjustments for claims allowances of $5.0 million related primarily to difficulties encountered with the 2005 launch of our rental billing system and the related business processes. Sales revenues increased $5.4 million due to increased penetration of The Vest® products into the Post-Acute Care setting and growth in extended care products.
In 2006, Post-Acute divisional income decreased $6.8 million from the prior year. The decline was due to lower rental gross profit of $5.3 million associated with 2006 reserve adjustments for claims allowances and increased operating expenses of $4.2 million due to inflationary pressures and resource requirements. The lower rental gross profit was partially offset by favorable sales gross profit of $2.8 million on the higher revenues.
International & Surgical
International revenues increased $10.4 million, or 4.4 percent, in 2006 compared to the prior year period, net of the unfavorable impact of exchange rates of $5.9 million. Sales revenues reflected an increase of $8.4 million and rental revenues were higher by $2.0 million, both of which were driven by volume. The TotalCare® bed platform showed considerable strength in 2006, and VersaCare®, BasicCare™ and Affinity® bed frames also showed significant increases over fiscal 2005. In addition, we foresaw a significant opportunity in the European mid and low acuity bed frame segment and responded with the introduction of the new AvantGuard® 800 bed frame. In other product lines, furniture, therapy surfaces and revenues related to the sale of services and spare parts also increased significantly compared to the prior year period. Regionally, the year-over-year improvement in total revenue was in large part the result of strong year-over-year performance in Latin America, Asia and the Middle East, partially offset by lower revenues in Europe.
Despite the higher revenues, divisional income for International & Surgical decreased $1.0 million, or 2.8 percent, compared to the prior year period as higher gross profits of $4.3 million were more than offset by higher operating expenses. Sales gross profits, specifically, were up $7.1 million on the higher revenues, but rental gross profits declined $2.8 million due to higher costs in the field service organization and the unfavorable impact of exchange rates. Operating expenses were higher by $5.3 million, or 10.3 percent, net of favorable exchange impacts of $1.2 million. The increase in operating expenses was primarily due to increases in personnel costs driven by wage and benefit inflation and the funding of incentive compensation.

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
Batesville Casket divisional income increased $9.6 million, or 5.3 percent, in 2006 compared to the prior year. The results were favorably impacted by improved net price realization discussed above and gains of $2.5 million related to the sale of facilities and $1.3 million related to the settlement of casualty insurance claims. Material purchase improvements compared to the prior year were realized with steel but were offset by increased costs for zinc, chemicals, plastics and red metals along with the impact of higher fuel prices. The general product mix shift to lower margin units, increased distribution costs as we extended our delivery service offerings, and the decline in burial volume negatively impacted gross profit. Upon consideration of all these factors, Batesville Casket gross profit as a percentage of revenues was 120 basis points favorable in 2006 compared to the prior year. Other operating expenses were up $4.1 million primarily due to higher costs related to antitrust legal expenses and incentive compensation.
SPECIAL CHARGES
2007 Actions
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of the Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter, the majority of which, except for $0.3 million related to additional pension benefits, will be paid in the next 12 months. Of the non-pension amounts as of September 30, 2007, approximately $0.3 million remained in the reserve.
2006 Actions
In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to reduce Hill-Rom’s North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary. The result was a one-time charge of $4.2 million in the fourth quarter of fiscal 2006, of which the cash component was $2.6 million. During the fiscal year ended September 30, 2007, approximately $0.4 million of excess reserve related to this action was reversed and as of September 30, 2007, this action was complete.
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
These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, and subsequent activity related to these actions was as follows:

	Severance		Contract
	and related	Asset	Termination
	Benefits	Impairment	Costs	Total
Special charge, 4th quarter 2005	$25.2	$4.8	$0.8	$30.8
Payments	(2.8)	—	—	(2.8)
Write-off of assets	—	(4.8)	—	(4.8)

Balance, September 30, 2005	22.4	—	0.8	23.2
Additional special charges	3.1	—	1.6	4.7
Reversals of previous charges	(2.5)	—	(0.8)	(3.3)
Payments	(18.5)	—	(0.4)	(18.9)

Balance, September 30, 2006	4.5	—	1.2	5.7
Reversals of previous charges	(0.8)	—	—	(0.8)
Payments	(1.3)	—	(1.2)	(2.5)

Balance, September 30, 2007	$2.4	$—	$—	$2.4

The remaining $2.4 million balance related to the above special charges is expected to be paid in fiscal 2008.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a special charge in the third quarter of fiscal 2005 of $1.5 million related to certain contractual severance and benefit costs. In addition, another $2.3 million in costs related to additional employee-related costs, the transfer of equipment and other associated costs were incurred through the Nashua plant’s closure date in the second quarter of fiscal 2006. As of September 30, 2007, this action was complete.
In the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2007, $0.5 million had not yet been paid.
In 2005, the Food and Drug Administration (“FDA”) and the U.S. Department of Justice initiated a seizure at Vail® Products, Inc. of Toledo, Ohio, on several models of an enclosure bed system manufactured by Vail®, and subsequently announced that Vail® Products was permanently ceasing the manufacture, sale, and distribution of all Vail® enclosed bed systems and related products. Hill-Rom was a distributor of Vail® products, and as a result ceased all sale or rental of the affected products and recorded a $1.7 million impairment on these assets.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended September 30,
Cash Flows Provided By (Used In):	2007	2006	2005
Operating activities	$285.9	$29.1	$239.7
Investing activities	(241.2)	31.8	(175.2)
Financing activities	(47.8)	(56.4)	(114.9)
Effect of exchange rate changes on cash	2.7	0.6	(0.5)

(Decrease) Increase in Cash and Cash Equivalents	$(0.4)	$5.1	$(50.9)

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
Operating Activities
For the fiscal year ended September 30, 2007, net cash provided by operating activities totaled $285.9 million, compared to $29.1 million in the prior year. Operating cash flows in 2007 were driven primarily by net income of $190.6 million, further adjusted by depreciation and amortization of $107.3 million.
Net changes in working capital during fiscal 2007 were minimal as increases in inventories of $21.9 million, representing a use of cash, were offset by increases in current liabilities of $12.8 million and a slight decrease in accounts receivable reflecting improved collections and write-offs associated with the resolution of certain aged accounts during the latter part of fiscal 2007.
In 2006, we maintained positive operating cash flows despite being negatively impacted by $339.3 million for the settlement payment and associated legal fees related to the Spartanburg antitrust litigation settlement. This negative impact was offset by net income of $221.2 million, further adjusted by depreciation and amortization of $108.8 million and a large deferred tax provision of $119.8 million, which was driven by the Spartanburg settlement and represented lower income tax payments during the year.
Also in 2006, other changes in working capital decreased cash from operations by $58.5 million, primarily due to the year over year increase in accounts receivable related to higher September revenues and continued collection difficulties experienced in fiscal 2006 with respect to Health Care rentals.
In 2005, changes in working capital also decreased cash from operations, primarily due to the year over year increase in accounts receivable. As with 2006, this increase was partially due to higher revenues than in the prior year, but was more impacted by lower collections on Health Care rentals, which suffered from billing and other process issues associated with the launch of our rental business system in fiscal 2005. Partially offsetting the effect on cash of increasing accounts receivable was an increase in accrued expenses and other liabilities, excluding the effects of the litigation accrual.

Investing Activities
Net cash used in investing activities in fiscal 2007 totaled $241.2 million, compared to net cash provided by investing activities of $31.8 million fiscal 2006.
Capital expenditures increased from $92.6 million in 2006 to $135.2 million in 2007, led by higher spending at Hill-Rom as we made increased investments in the replacement of therapy and moveable medical equipment units in Hill-Rom’s rental fleet and acquired a facility in Monterrey, Mexico for Hill-Rom’s new manufacturing operations. Batesville Casket’s capital expenditures decreased slightly from $18.9 million to $17.3 million in 2007.
In October 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products in Australia, and we believe that several Medicraft products can be adapted for global and price-sensitive bed markets throughout the world. The purchase price for Medicraft was $15.8 million, including direct acquisition costs.
Also early in fiscal 2007, Batesville Casket acquired a small regional casket distributor for $5.2 million, which remains subject to additional contingent purchase price of up to an additional $5.3 million based on volume retention. This marked the second such acquisition in two years as Batesville Casket also acquired another small regional casket distributor in March 2006 for a purchase price of $2.7 million plus a final payment of $0.2 million in fiscal 2007.
Investment activity in fiscal 2007 included $270.2 million of purchases and capital calls, which was partially offset by $177.2 million provided from sales and maturities. A significant portion of this investment activity reflects our investments of excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $268.0 million of the purchases and $155.2 million of the sales for 2007, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In fiscal 2006, total proceeds from the sales of investments, net of purchases, resulted in net cash provided of $111.9 million, which was used to partially fund the Spartanburg settlement payments and capital expenditures in fiscal 2006. In both 2007 and 2006, other investment activity primarily relates to capital calls and distributions from our private equity limited partnerships.
Financing Activities
Net cash used in financing activities totaled $47.8 million for the fiscal year ended September 30, 2007 compared to $56.4 million for the fiscal year ended September 30, 2006.
Cash dividends paid increased slightly to $70.3 million in 2007, compared to $69.8 million in 2006. Quarterly cash dividends per share were $0.285 in the last three quarters of 2007, $0.2825 in 2006 and the first quarter of 2007, and $0.28 in 2005.
Proceeds on the exercise of stock options increased to $25.9 million in 2007, from $5.2 million in 2006. Treasury stock acquired was $1.3 million in 2007 compared to $0.7 million in 2006.
Our debt-to-capital ratio was 21.9 percent at September 30, 2007 compared to 24.0 percent at September 30, 2006. This improvement was primarily due to higher equity in conjunction with the net income earned in fiscal 2006.

Other Liquidity Matters
Outstanding Borrowings and Available Capacity
As of September 30, 2007, we have a $400.0 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of September 30, 2007, we: (i) had $13.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $386.2 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2007, we had $8.7 million outstanding under this credit line as reflected in Short-term borrowings on the Consolidated Balance Sheets. In addition, as of September 30, 2007, we had $15.3 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
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
Credit Rating
After announcing the Board of Directors and management were assessing the merits and mechanisms of a possible separation of the Company, in November 2006, Standard and Poor’s Rating Services reduced our rating from A, with negative outlook, to A-, with negative outlook. At that time, Moody’s Investors Service reconfirmed our rating of A3 but changed the outlook to negative. As soon as we announced the filing of a Form 10 registration statement in pursuit of the intended spin-off of Batesville Casket Company, both Standard and Poor’s and Moody’s announced they were considering downgrading our rating. We do not yet know the full effect of these actions but do not expect these actions to have a material impact on our cost of future financing.
Other Uses of Cash
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

During 2007, we did not repurchase any shares of our common stock in the open market. As of September 30, 2007, we had Board of Directors’ approval to repurchase 3,000,000 additional shares. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are to be used for general business purposes.
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
We expect capital spending in 2008 to be at a level comparable with capital spending in 2007, which was $135.2 million. The 2008 estimate is before consideration of additional capital requirements for any new business acquisitions.
We believe that cash on hand and generated from operations and amounts available under our five-year credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 15 of the Consolidated Financial Statements, and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2007 (dollars in millions):

	Payments Due by Period
		Less Than	1 – 3	4 – 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-Term Debt	$348.6	$—	$247.7	$51.2	$49.7
Interest Payments Relating to Long-Term Debt (1)	104.7	18.6	25.9	12.7	47.5
Information Technology Infrastructure (2)	73.1	26.6	46.5	—	—
Operating Lease Obligations	84.0	24.4	31.8	16.8	11.0
Investment Commitments (3)	5.1	4.3	0.7	0.1	—
Minimum Pension Funding (4)	11.4	4.8	6.6	—	—
Purchase Obligations (5)	29.4	22.1	7.0	0.3	—
Other Long-Term Liabilities (6)	64.1	7.7	28.8	14.6	13.0

Total Contractual Cash Obligations	$720.4	$108.5	$395.0	$95.7	$121.2

(1)	Interest payments on our long-term debt are projected based on the contractual rates of those debt securities including the $250.0 million, 4.5 percent, senior notes issued June 7, 2004. However, $200.0 million of our 4.5 percent senior notes are subject to interest rate swap agreements, effectively converting the securities from 4.5 percent fixed rate interest to variable rate interest, calculated at LIBOR plus 0.15 percent.

For the 2007, 2006 and 2005 periods in which the interest rate swap agreements were outstanding, the average variable interest rate on debt covered by the swaps approximated 5.5 percent, 4.9 percent and 2.9 percent, respectively. Since we are unable to project future LIBOR rates, we have opted to project interest payments based on the contractual rates of our debt.

(2)	We are in year five of a seven-year agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original agreement had a cumulative estimated cost of $187 million. To date, we have on occasion solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement.

(3)	The investment commitment amounts represent additional commitments to private equity limited partnerships. The timing of these commitment calls has been estimated based on the current status of each partnership. These commitments will be funded with existing cash and cash flows from operations.

(4)	The minimum pension funding represents payments to comply with funding requirements. The annual projected payments beyond fiscal 2008 are not currently determinable. Our minimum pension funding requirements were substantially reduced as a result of the $75.5 million of funding made to our primary defined benefit pension plan during fiscal 2005.

(5)	Purchase obligations represent contractual obligations under various take-or-pay arrangements executed as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

(6)	Other long-term liabilities includes the forecasted liquidation of liabilities related to our casket pricing obligation, self-insurance reserves, deferred compensation arrangements, long-term severance payments, and other.
We also had commercial commitments related to standby letters of credit at September 30, 2007 of $29.1 million, which are currently set to expire during fiscal 2008.
In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. We are not subject to any contracts that commit us to material non-cancelable commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.
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
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions remained at 22,710,667 shares throughout 2007. As of September 30, 2007, we had Board of Directors’ authorization to repurchase up to a total of 3,000,000 additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 576,338 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2007 under provisions of our various stock-based compensation plans.
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
As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral service portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
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

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and the reimbursement platform. Past due balances in our Health Care and Funeral Service sales categories are reviewed individually for collectibility. Health Care rental receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement type. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Within Health Care rentals, the domestic third party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our Hill-Rom business may, in some cases, be extended.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4) are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
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
Legal fees associated with claims and lawsuits are generally expensed as incurred. Upon recognition of an estimated loss resulting from a settlement, an estimate of legal fees to complete the settlement is also included in the amount of the loss recognized.
We are also involved in other possible claims, including product and general liability, workers compensation, auto liability and employment related matters. Claims other than employment and related matters have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates.

Goodwill and Intangible Assets
Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets.” With the exception of goodwill, the majority of our intangible assets are subject to amortization. With the implementation of a new reporting structure at Hill-Rom in fiscal 2007, goodwill within the Hill-Rom reporting units was reallocated based upon the relative fair value of the new reporting units.
Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment; regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations.
We perform an impairment assessment on goodwill annually during the third fiscal quarter, or sooner if events or changes in circumstances indicate that the carrying value of a reporting segment may not be recoverable. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. There are inherent uncertainties related to these factors, and our judgment in applying them and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future.
Our most recent impairment assessment was completed during the third fiscal quarter of 2007, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of our goodwill resides at Hill-Rom.
Stock-Based Compensation
Prior to fiscal 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on the date of grant. Compensation expense was recognized on other forms of stock-based compensation, including stock and performance-based awards and units. Effective October 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective application method. This Statement requires companies to measure and recognize compensation expense for all stock options and share-based compensation transactions using a fair-value-based method. SFAS No. 123(R) thereby eliminated the use of the intrinsic value method of accounting in APB Opinion No. 25. See further discussion of SFAS No. 123(R) in Notes 1 and 11 to the Consolidated Financial Statements.

Retirement Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.
Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 8 percent for all years from fiscal 2005 to 2007, and at September 30, 2007, we had pension plan assets of $338.3 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.7 million. The discount rate for our retirement obligation was raised to 6.50 percent in 2007, up from 6.00 percent in 2006 and up from 5.50 percent in 2005. The discount rate for our postretirement obligation is generally 25 basis points below that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $0.7 million to $1.2 million, while the impact to our postretirement health care plan expense would be $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007. As such, we have adopted the recognition and disclosure elements at the end of this fiscal year. See Note 6 in the Consolidated Financial Statements for key assumptions and further discussion related to the Company’s pension and postretirement plans and the impact of adopting SFAS No. 158.
Valuation Allowances Recorded Against Deferred Tax Assets and Allocated Tax Reserves
We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. We have recorded valuation allowances against certain of our deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results, capital loss carryforwards in the United States where future capital gains may not be available to realize the benefit and certain other domestic tax attributes. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $88.3 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards, capital loss carryforwards and other domestic tax attributes.

Investments
We hold certain private equity limited partnerships for which we use the equity method of accounting, with earnings or losses reported within Other income in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains and losses related to such investments are charged or credited to Accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains and losses. Earnings and values for investments accounted for under the equity method are determined based on audited financial statements provided by the investment companies. We also hold other minority investments which are accounted for on either a cost or equity basis, dependent upon our level of influence over the investee.
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
The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available or the financial condition of the investee changes, our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2007 accumulated other comprehensive income included net unrealized gains on investments of $5.6 million, which included unrealized losses of $0.2 million. These unrealized losses are considered to be temporary.
Environmental Matters
We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $1 million dollars. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet completed our analysis of the effect of this Interpretation or Staff Position on our Consolidated Financial Statements or results of operations.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We identified six unique prior period misstatements during fiscal 2007, which have been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. See Note 7 for further disclosure related to the Company’s adoption of SAB No. 108 and the related adjustment to beginning retained earnings.
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
We are exposed to various market risks, including fluctuations in interest rates, volatility in our investment portfolio, collection risk associated with our notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks. Our market risk for our preceding fiscal year was substantively the same as this fiscal year’s.
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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $31.0 million at September 30, 2007, and those derivative instruments had a fair value of $0.6 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $2.9 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $3.5 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
Our financial instruments are exposed to interest rate risk. We have two interest rate swap agreements outstanding that convert our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps was at inception, and continues to be, $200.0 million. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced by the cash, cash equivalents, and current investments held during each period, which are also subject to floating rates and therefore reduce our total exposure to movements in rates. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. As of September 30, 2007, the interest rate swap contracts reflected a cumulative loss of $1.9 million, compared to a cumulative loss of $4.3 million at September 30, 2006.
We are also subject to volatility in our investment portfolio, with a book value of $62.9 million at September 30, 2007. The investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition.

Our pension plan assets, which were $338.3 million at September 30, 2007, are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio.
In addition, we have outstanding notes receivable of $155.9 million as of September 30, 2007. This balance primarily represents the seller financing provided to FFS Holdings, Inc., related to the divestiture of Forethought Financial Services, Inc. (“Forethought”) in fiscal 2004, but also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with previous installment sales or payment plans that were negotiated to settle unpaid balances. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2007 based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Consolidated Financial Statements, as stated in their report included herein.
Peter H. Soderberg
President and Chief Executive Officer
Gregory N. Miller
Senior Vice President and Chief Financial Officer
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Hillenbrand Industries, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hillenbrand Industries, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective September 30, 2007 and the manner in which it accounts for share-based compensation in fiscal 2006.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
November 29, 2007

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2007	2006	2005
Net Revenues
Health Care sales	$940.7	$862.6	$810.9
Health Care rentals	415.8	425.7	467.8
Funeral Service sales	667.2	674.6	659.4

Total revenues	2,023.7	1,962.9	1,938.1

Cost of Revenues
Health Care cost of goods sold	546.9	501.1	481.5
Health Care rental expenses	207.1	217.2	222.7
Funeral Service cost of goods sold	388.6	394.8	393.4

Total cost of revenues	1,142.6	1,113.1	1,097.6

Gross Profit	881.1	849.8	840.5
Other operating expenses	604.4	529.1	555.7
Litigation (credits) charge (Note 15)	(1.2)	(2.3)	358.6
Special (credits) charges (Note 8)	(0.2)	5.4	36.3

Operating Profit (Loss)	278.1	317.6	(110.1)
Other income (expense), net:
Interest expense	(22.2)	(21.3)	(18.4)
Investment income and other	35.6	42.7	12.6

Income (Loss) from Continuing Operations Before Income Taxes	291.5	339.0	(115.9)
Income tax expense (benefit)	100.9	117.5	(19.6)

Income (Loss) from Continuing Operations	190.6	221.5	(96.3)
Discontinued Operations (Note 3):
(Loss) income from discontinued operations before income taxes, including loss (gain) on divestiture of discontinued operations of $0, $1.0 and $(0.2)	—	(0.5)	1.6
Income tax benefit	—	(0.2)	(0.6)

(Loss) income from discontinued operations	—	(0.3)	2.2

Net Income (Loss)	$190.6	$221.2	$(94.1)

Income (loss) per common share from continuing operations — Basic	$3.08	$3.61	$(1.56)
(Loss) income per common share from discontinued operations — Basic	—	(0.01)	0.04

Net Income (Loss) per Common Share — Basic	$3.08	$3.60	$(1.52)

Income (loss) per common share from continuing operations — Diluted	$3.07	$3.60	$(1.56)
(Loss) income per common share from discontinued operations — Diluted	—	(0.01)	0.04

Net Income (Loss) per Common Share — Diluted	$3.07	$3.59	$(1.52)

Dividends per Common Share	$1.14	$1.13	$1.12

Average Common Shares Outstanding — Basic	61,818,400	61,453,642	61,774,283

Average Common Shares Outstanding — Diluted	62,115,309	61,576,799	61,774,283

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	September 30,
ASSETS	2007	2006
Current Assets
Cash and cash equivalents	$81.5	$81.9
Investment securities (Note 1)	112.8	—
Trade accounts receivable, less allowances of $51.5 in 2007 and $58.8 in 2006 (Note 1)	491.6	495.1
Inventories (Note 1)	154.9	129.8
Income taxes receivable	—	5.9
Deferred income taxes (Notes 1 and 9)	34.9	28.2
Other current assets	18.7	23.0

Total current assets	894.4	763.9

Equipment leased to others (Note 1)	455.9	389.1
Less accumulated depreciation	(270.2)	(228.4)

Equipment leased to others, net	185.7	160.7

Property (Note 1)	689.3	683.5
Less accumulated depreciation	(464.7)	(475.1)

Property, net	224.6	208.4

Investments (Note 1)	62.9	64.3
Intangible assets:
Goodwill (Notes 1 and 2)	428.7	414.1
Software and other (Note 1)	155.7	157.6
Notes receivable, net of discounts (Note 4)	143.3	134.4
Prepaid pension costs (Note 6)	1.0	25.2
Other assets	20.7	23.6

Total other assets	749.4	754.9

Total Assets	$2,117.0	$1,952.2

	September 30,	September 30,
LIABILITIES	2007	2006
Current Liabilities
Trade accounts payable	$104.0	$91.7
Short-term borrowings (Note 5)	8.8	10.9
Accrued compensation	93.8	88.5
Accrued litigation charge (Note 15)	21.2	22.6
Accrued product warranties (Note 1)	19.8	17.8
Accrued customer rebates	23.8	23.4
Other current liabilities	68.2	70.3

Total current liabilities	339.6	325.2

Long-term debt (Notes 5 and 12)	348.6	347.0
Accrued pension and postretirement benefits (Note 6)	59.2	38.8
Deferred income taxes (Notes 1 and 9)	37.0	57.0
Other long-term liabilities	54.8	52.5

Total Liabilities	839.2	820.5

Commitments and Contingencies (Note 15)	—	—

SHAREHOLDERS’ EQUITY (Notes 7 and 11)
Capital Stock:
Preferred stock — without par value:
Authorized — 1,000,000 shares; none issued or outstanding	—	—
Common stock — without par value:
Authorized — 199,000,000 shares
Issued — 80,323,912 shares in 2007 and 2006	4.4	4.4
Additional paid-in-capital	98.4	79.1
Retained earnings	1,753.4	1,646.8
Accumulated other comprehensive income (loss) (Note 1)	2.3	(0.3)
Treasury stock, at cost: 2007 — 18,332,260 common shares 2006 — 18,908,598 common shares	(580.7)	(598.3)

Total Shareholders’ Equity	1,277.8	1,131.7

Total Liabilities and Shareholders’ Equity	$2,117.0	$1,952.2

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2007	2006	2005
Operating Activities
Net income (loss)	$190.6	$221.2	$(94.1)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	107.3	108.8	114.0
Accretion and capitalized interest on financing provided on divestiture	(15.0)	(14.4)	(13.9)
Net realized capital (gains) losses, equity method investment (income) loss and impairments	(11.6)	(17.6)	7.1
Litigation (credits) charge	(1.2)	(2.3)	358.6
Provision for deferred income taxes	(9.9)	119.8	(70.1)
Loss on disposal of property, equipment leased to others and intangible assets	1.5	1.7	15.9
Defined benefit plan funding	(5.5)	(5.9)	(76.9)
Change in working capital excluding cash, current investments current debt, acquisitions and dispositions:
Trade accounts receivable	6.2	(46.6)	(31.4)
Inventories	(21.9)	(5.2)	(2.6)
Other current assets	7.2	(5.0)	(12.3)
Trade accounts payable	8.7	(6.6)	4.3
Accrued expenses and other liabilities	4.1	(334.4)	19.5
Other, net	25.4	15.6	21.6

Net cash provided by operating activities	285.9	29.1	239.7

Investing Activities
Capital expenditures and purchase of intangibles	(135.2)	(92.6)	(121.2)
Proceeds on disposal of property and equipment leased to others	1.7	7.3	—
Proceeds on sale of business	—	6.5	—
Payment for acquisitions of businesses, net of cash acquired	(21.2)	(1.0)	(9.5)
Investment purchases and capital calls	(270.2)	(342.7)	(186.0)
Proceeds on investment sales and maturities	177.2	454.6	153.7
Collection of seller financing notes receivable	6.5	—	—
Insurance/bank investments:
Purchases	—	(5.0)	(36.6)
Proceeds on maturities	—	4.7	22.4
Proceeds on sales	—	—	2.0

Net cash (used in) provided by investing activities	(241.2)	31.8	(175.2)

Financing Activities
Additions to short-term debt	8.2	10.8	0.9
Repayments of short-term debt	(10.3)	(6.0)	(5.8)
Payment of cash dividends	(70.3)	(69.8)	(69.4)
Proceeds on exercise of options	25.9	5.2	18.9
Treasury stock acquired	(1.3)	(0.7)	(71.6)
Insurance/bank deposits received	—	4.1	12.1

Net cash used in financing activities	(47.8)	(56.4)	(114.9)

Effect of Exchange Rate Changes on Cash	2.7	0.6	(0.5)

Net Cash Flows	(0.4)	5.1	(50.9)
Cash and Cash Equivalents
At beginning of period	81.9	76.8	127.7

At end of period	$81.5	$81.9	$76.8

The table below provides supplemental cash flow information:

	2007	2006	2005
Cash paid for:
Income taxes	$100.3	$15.8	$47.7
Interest	$21.3	$18.9	$14.4
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$18.9	$5.5	$20.0
See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at September 30, 2004	61,960,392	$4.4	$65.1	$1,658.9	$6.0	18,363,520	$(551.5)	$1,182.9
Comprehensive Loss:
Net loss	—	—	—	(94.1)	—	—	—	(94.1)
Foreign currency translation adjustment	—	—	—	—	1.0	—	—	1.0
Net change in unrealized gain on available-for-sale securities, net of tax expense of $0.2 million	—	—	—	—	(1.5)	—	—	(1.5)
Minimum pension liability, net of tax benefit of $2.8 million	—	—	—	—	(5.0)	—	—	(5.0)

Total comprehensive loss								(99.6)
Dividends	—	—	—	(69.4)	—	—	—	(69.4)
Treasury shares acquired	(1,348,382)	—	—	—	—	1,348,382	(71.6)	(71.6)
Stock awards and option exercises	651,548	—	7.2	—	—	(651,548)	20.0	27.2

Balance at September 30, 2005	61,263,558	4.4	72.3	1,495.4	0.5	19,060,354	(603.1)	969.5
Comprehensive Income:
Net income	—	—	—	221.2	—	—	—	221.2
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	1.1
Net change in unrealized gain on available-for-sale securities, net of tax expense of $2.5 million	—	—	—	—	(5.5)	—	—	(5.5)
Minimum pension liability, net of tax expense of $1.2 million	—	—	—	—	3.6	—	—	3.6

Total comprehensive income								220.4
Dividends	—	—	—	(69.8)	—	—	—	(69.8)
Treasury shares acquired	(14,988)	—	—	—	—	14,988	(0.7)	(0.7)
Stock awards and option exercises	166,744	—	6.8	—	—	(166,744)	5.5	12.3

Balance at September 30, 2006	61,415,314	4.4	79.1	1,646.8	(0.3)	18,908,598	(598.3)	1,131.7
SAB No. 108 Adjustment (Note 7)	—	—	—	(13.2)	8.7	—	—	(4.5)
Comprehensive Income:
Net income	—	—	—	190.6	—	—	—	190.6
Foreign currency translation adjustment, net of tax benefit of $3.3 million	—	—	—	—	5.4	—	—	5.4
Net change in unrealized gain on available-for-sale securities, net of tax benefit of $1.1 million	—	—	—	—	1.9	—	—	1.9
Items not yet recognized as a component of net periodic pension costs, net of tax expense of $8.0 million	—	—	—	—	(0.6)	—	—	(0.6)

Total comprehensive income	—	—	—	—	—	—	—	197.3
Dividends	—	—	—	(70.8)	—	—	—	(70.8)
Treasury shares acquired	(22,409)	—	—	—	—	22,409	(1.3)	(1.3)
Stock awards and option exercises	598,747	—	19.3	—	—	(598,747)	18.9	38.2
Adoption of SFAS No. 158 (Note 6)	—	—	—	—	(12.8)	—	—	(12.8)

Balance at September 30, 2007	61,991,652	$4.4	$98.4	$1,753.4	$2.3	18,332,260	$(580.7)	$1,277.8

See Notes to Consolidated Financial Statements.

Hillenbrand Industries, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Nature of Operations
Hillenbrand Industries is organized into two major operating companies serving the health care and death care industries. Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and workflow information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care and patient customers. Batesville Casket Company is a leader in the North American death care industry through the sale of funeral service products, including burial caskets, cremation caskets, containers and urns, selection room display fixturing, other personalization and memorialization products.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 1), accrued warranties (Note 1), income taxes (Note 9) and accrued litigation and self insurance reserves (Note 15), among others.
Cash and Cash Equivalents
We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.
Investment Securities
At September 30, 2007, we held $112.8 million of investment securities, which consisted of auction rate municipal bonds classified as available-for-sale and recorded at fair market value. At September 30, 2006, we did not have any of these investments. These securities generally have variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we had the ability to quickly liquidate these securities. Accordingly, we classify the securities as current assets in our Consolidated Balance Sheets. To the extent these investments become illiquid as a result of market conditions or other factors, our ability to fund our operating and capital expenditures will not be materially affected. All income generated from these current investments was recorded within Investment income and other within the Statements of Consolidated Income (Loss).

Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and the reimbursement platform. Past due balances in our Health Care and Funeral Service sales categories are reviewed individually for collectibility. Health Care rental receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement type. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Within Health Care rentals, the domestic third party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our Hill-Rom business may, in some cases, be extended.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4) are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 55 percent and 59 percent of our inventories at September 30, 2007 and 2006, respectively. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories at the end of each period consist of the following:

	2007	2006
Finished products	$92.4	$83.0
Work in process	14.6	13.7
Raw materials	47.9	33.1

Total	$154.9	$129.8

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $14.7 million and $13.9 million higher than reported at September 30, 2007 and 2006, respectively.
Equipment Leased to Others
Equipment leased to others represents rental units and equipment, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 10 years. Total depreciation expense for fiscal years 2007, 2006 and 2005 was $44.7 million, $45.8 million and $46.6 million, respectively. The majority of these assets are leased on a day-to-day basis.

Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	6 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2007, 2006 and 2005 was $39.6 million, $40.1 million and $43.2 million, respectively. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$14.2	$6.3	$12.1	$4.6
Buildings and building equipment	186.0	112.0	163.6	105.0
Machinery and equipment	489.1	346.4	507.8	365.5

Total	$689.3	$464.7	$683.5	$475.1

Investments
Our investment portfolio consists of investments in certain private equity limited partnerships, other minority investments and equity investments in FFS Holdings, Inc. obtained from seller financing provided upon the divestiture of Forethought Financial Services, Inc.
We use the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Statements of Consolidated Income (Loss). Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gains (losses) on our other investments, are charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes are recognized for the income tax effect of any such unrealized gains (losses). The components of the change in our unrealized gains during 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net-of tax	$7.8	$7.2	$(1.0)
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(5.9)	(12.7)	(0.5)

Net unrealized gains (losses), net-of-tax	$1.9	$(5.5)	$(1.5)

As of September 30, 2007 and 2006 we had net unrealized gains (net-of-tax) on available-for-sale securities of $5.3 million and $3.4 million, respectively. The majority of these amounts reflect our share of the equity method investments’ unrealized gains/losses reported to us.
Earnings and values for investments accounted for under the equity method are determined based on financial statements provided by the investment companies. Certain of these investments require commitments by us to provide additional funding of up to $5.1 million. The timing of this funding is uncertain, but is expected to occur over the next five years. Other minority investments are accounted for on either a cost, fair value or equity basis, dependent upon our level of influence over the investee.

The seller financing provided upon the divestiture of Forethought included preferred stock at a notional amount of $28.7 million, which accrues cumulative dividends at the rate of 5 percent per annum. The preferred stock is redeemable at any time at the option of FFS Holdings, Inc., the entity that purchased Forethought, and must be redeemed by FFS Holdings, Inc. under specified circumstances. This investment is classified as held-to-maturity and is recorded at amortized cost.
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
For the fiscal years ended September 30, 2007, 2006 and 2005, we recognized income (loss) on our investments of $14.8 million, $20.3 million and ($4.4) million, respectively, which includes impairments of $0 million, $2.0 million and $9.1 million, respectively. These amounts were recorded as a component of Investment income and other within our Statements of Consolidated Income (Loss).
Intangible Assets
Intangible assets are stated at cost and consist predominantly of goodwill, software, patents and trademarks. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 3 to 20 years. We review intangible assets, excluding goodwill, for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recorded when the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.
We also assess the carrying value of goodwill annually, during the third quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying value of a reporting segment may not be recoverable. For purposes of this assessment, the Company has defined its reporting units as Batesville Casket and the reporting units within the Hill-Rom segments, with goodwill having been allocated among the Hill-Rom reporting units based on the relative fair value of those divisions when the divisional structure was adopted in fiscal 2007.

Our goodwill, and many of our intangible assets, however, are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2007		2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$428.7	$—	$414.1	$—
Software	157.7	67.1	144.9	55.3
Other	96.2	31.1	93.5	25.5

Total	$682.6	$98.2	$652.5	$80.8

Amortization expense for fiscal years 2007, 2006 and 2005 was $23.0 million, $22.9 million and $24.2 million, respectively. There were none in fiscal 2007, but intangible asset write-offs were $1.5 million and $4.8 million in fiscal years 2006 and 2005 for the full impairment of certain assets no longer considered necessary to the execution of our strategy. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $25.4 million in 2008, $24.8 million in 2009, $23.0 million in 2010, $22.1 million in 2011, $20.0 million in 2012 and $36.6 million thereafter.
Goodwill increased $14.6 million during 2007. This amount includes $2.8 million of additional goodwill related to Batesville Casket’s acquisition of Lakeshore, and $11.8 million of additional goodwill related to Hill-Rom’s acquisition of Medicraft.
Goodwill decreased $9.6 million during 2006. This included $3.9 million related to the reversal of a valuation allowance on certain tax attributes acquired from Mediq and $7.3 million related to the finalization of the funded status of the Mediq defined benefit pension plan. These decreases were partially offset by $1.8 million of additional goodwill related to Batesville Casket’s acquisition of a small regional casket distributor.
Goodwill decreased $5.5 million during 2005, resulting from the true-up of deferred taxes for opening balance sheet adjustments on ARI, Mediq and NaviCare and a reduction to the previously accrued contingent payment made to ARI in the first fiscal quarter of 2005.
Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. The net book value of computer software costs, included within Intangible assets, was $90.6 million and $89.6 million at September 30, 2007 and 2006, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $14.6 million, $15.0 million and $15.2 million for fiscal years 2007, 2006 and 2005, respectively, and is included in the amortization expense above.
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

A reconciliation of changes in our warranty reserve for fiscal years 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Balance at beginning of period	$17.8	$16.6	$18.6

Provision for warranties during the period	19.7	17.6	13.2

Warranty reserves acquired	0.3	—	—

Warranty claims incurred during the period	(18.0)	(16.4)	(15.2)

Balance at September 30	$19.8	$17.8	$16.6

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
Retirement Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the project outflow of our pension obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighed for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, our fiscal year 2007. As such, we have adopted the recognition and disclosure elements at the end of this fiscal year. See Note 6 for key assumptions and further discussion related to the Company’s pension and postretirement plans and the impact of adopting SFAS No. 158.
Environmental Liabilities
Expenditures that relate to an existing condition caused by past operations, and which do not contribute to future revenue generation, are expensed. A reserve is established when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These reserves are determined without consideration of possible loss recoveries from third parties.
Specific costs included in environmental expense and reserves include site assessment, development of a remediation plan, clean-up costs, post-remediation expenditures, monitoring, fines, penalties and legal fees. Reserve amounts represent the expected undiscounted future cash outflows associated with such plans and actions.
Expenditures that relate to current operations are charged to expense.
Self Insurance
We are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs, as well as certain employee health benefits including medical, drug and dental. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.
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

As a general interpretation of the above guidelines, revenues for health care products in the patient care environment and for casket and cremation products in the funeral service portion of our business are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
For non-invasive therapy products within our health care business, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. For The Vest® product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.
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
In accordance with Emerging Issue Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years.
Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

Cost of Revenues
Cost of goods sold for both Health Care and Funeral Service sales consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers. Health Care rental expenses consist of costs associated directly with rental revenue, including depreciation, maintenance costs related to our rental units, service center facility and personnel costs and logistics costs related to the movement and delivery of our rental equipment.
Research and Development Costs
Research and development costs are expensed as incurred and were $51.1 million, $42.1 million and $50.5 million for fiscal years 2007, 2006 and 2005, respectively.
Advertising Costs
Advertising costs are expensed as incurred and were $8.6 million, $6.3 million and $8.6 million for fiscal years 2007, 2006 and 2005, respectively.
Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit post retirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations to be included in comprehensive income.
The composition of Accumulated other comprehensive income (loss) at September 30, 2007 and 2006 is as follows:

	2007	2006
Available-for-sale securities gains	$5.3	$3.4
Foreign currency translation adjustment	13.6	(0.5)
Items not yet recognized as a component of net periodic pension costs	(16.6)	*
Minimum pension liability	*	(3.2)

Total	$2.3	$(0.3)

*	Not applicable due to adoption of SFAS No. 158.
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

Effective October 1, 2005, we adopted SFAS No. 123(R), “Share Based Payment,” using the modified prospective application method. Under this method, as of October 1, 2005, we applied the provisions of this Statement to new and modified awards, as well as to the nonvested portion of awards granted before the required effective date and outstanding at such time. The adoption of this pronouncement had no effect on compensation cost recorded in fiscal year 2005 related to stock options, which will continue to be disclosed on a pro forma basis only. The Company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting.
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
As a result of adopting SFAS No. 123(R) on October 1, 2005, our income before income taxes and net income for the year ended September 30, 2007 and 2006, are $3.2 million and $1.6 million and $2.0 million and $1.0 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. The effect on basic and diluted earnings per share from continuing operations was $0.03 and $0.01 for fiscal years 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation programs for fiscal year 2005. The fair values of stock option grants are estimated on the date of grant using the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. Because of the change in expense recognition for retirement eligible employees, the application of estimated forfeitures, the 2005 acceleration of vesting on underwater stock options, the fact that our options vest over three years and additional stock-based compensation grants have been made subsequent to the adoption of SFAS No. 123(R), the results of expensing stock-based compensation in future periods may have a materially different effect on net income than that presented below. See Note 11 for more details.

2005
Net loss, as reported	$(94.1)
Add:
Total stock-based employee compensation, net of related tax effects, included in net income, as reported	2.6
Deduct:
Total stock-based employee compensation, net of related tax effects, assuming fair value based method of accounting	(9.9)

Pro forma net loss	$(101.4)

Loss income per share:
Basic — as reported	$(1.52)
Basic — pro forma	$(1.64)

Diluted — as reported	$(1.52)
Diluted — pro forma	$(1.64)
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
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 15 months. Additionally, interest rate swaps are used to convert a portion of our long-term debt from fixed to variable interest rates.
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
Reclassification
Certain immaterial prior year balance sheet and cash flow amounts have been revised to conform to the current year’s presentation.

Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more-likely-than-not” that a tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt FIN 48 by October 1, 2007, our fiscal year 2008. We have not yet completed our analysis of the effect of this Interpretation or Staff Position on our Consolidated Financial Statements or results of operations.
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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefines the SEC staff views regarding the process of quantifying financial statement misstatements and is aimed at eliminating diversity with respect to the manner in which registrants quantify such misstatements. Specifically, the SAB requires an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. We identified six unique prior period misstatements during fiscal 2007, which have been determined not to be material to prior periods under the Company’s historically accepted methodology of assessing misstatements. See Note 7 for further disclosure related to the Company’s adoption of SAB No. 108 and the related adjustment to beginning retained earnings.
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
In January 2007, Batesville Casket acquired a small regional casket distributor for $5.2 million. This acquisition capitalizes on our capacity to serve the broad needs of funeral service professionals and maximizes our distribution base in the Midwest and Florida. We have completed the valuation of assets and liabilities acquired and an allocation of the purchase price, resulting in the recognition of approximately $1.6 million of intangible assets and nearly $2.8 million of goodwill. The acquisition remains subject to additional contingent purchase price of up to $5.3 million based on volume retention which would be recorded as an adjustment to goodwill, thus this allocation of purchase price remains subject to change. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.
On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products in Australia, and we believe that several Medicraft products may be adapted for global and price-sensitive bed markets throughout the world. The purchase price for Medicraft was $15.8 million, including direct acquisition costs, which resulted in recognition of approximately $10.9 million of goodwill and $4.3 million of amortizable intangible assets. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.
In March 2006, Batesville Casket made an acquisition of a small regional casket distributor for $2.7 million. Goodwill of $1.8 million was recorded on the transaction, and the effect of the acquisition was not material to our results of operations and financial condition.
3. Discontinued Operations
On January 3, 2006, we completed the sale of Forethought Federal Savings Bank upon which we received cash proceeds of $6.5 million. We recognized a loss on this transaction of $0.6 million (net-of-tax) in the first quarter of fiscal 2006.

4. Notes Receivable
Notes receivable as of September 30, 2007 and 2006 consist of the following:

	September 30,	September 30,
	2007	2006
Customer notes	$23.8	$25.5
Note receivable from FFS Holdings, Inc., net of discount of $5.5 million in 2007 and $8.6 million in 2006	121.2	114.4
Debt service account, net of discount of $1.5 million in 2007 and $2.4 million in 2006	10.8	12.6
Other	0.1	0.1

Total notes receivable	155.9	152.6

Less current portion	12.6	18.2

Notes receivable — long-term	$143.3	$134.4

Maturities in fiscal years:
2008		$12.6
2009		5.3
2010		13.9
2011		13.5
2012		11.9
2013 and beyond		190.4
Less: Discount accretion and future interest to be capitalized		(91.7)

Total notes receivable		$155.9

We have a number of notes with customers of Batesville Casket and Hill-Rom associated with previous installment sales or payment plans that were negotiated to settle unpaid balances. These notes generally carry repayment terms up to 5 years, with interest rates varying from zero percent to 12 percent. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes is included in Trade accounts receivable on the Consolidated Balance Sheets.
On July 1, 2004 we closed on the sale of a previous subsidiary, Forethought, to FFS Holdings, Inc. As part of the consideration received in the transaction, we provided seller financing in the form of a note receivable with a face value of $107.7 million. This note carries an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years and compounding semi-annually. While no payments of interest or principal are due under the note until fiscal 2010, at which time annual payments of $10 million are required, we did receive a payment of $3.8 million in 2007. All outstanding amounts, including unpaid interest are due at maturity, which is scheduled to be July 2014 unless extended by FFS Holdings, Inc. for a period of up to two additional years.
Additional financing was also provided in the form of a $15.0 million debt service account associated with third-party secured financing obtained by FFS Holdings, Inc. under the transaction. We received an initial payment of $2.7 million from this account in the fourth quarter of fiscal 2007, at which time the debt service account also became subject to interest. Additional payments are due quarterly beginning in fiscal 2008, and final repayment is due in fiscal 2012.

Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that FFS Holdings, Inc. cannot meet its financial obligations, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
5. Financing Agreements
Long-Term Debt
Long-term debt consists of the following:

	September 30,	September 30,
	2007	2006
Unsecured 4.50% debentures due on June 15, 2009	$247.7	$245.1

Unsecured 8.50% debentures due on December 1, 2011	51.1	52.1

Unsecured 7.00% debentures due on February 15, 2024	20.0	20.0

Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8

Total long-term debt	$348.6	$347.0

On July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential future sale of up to $1.0 billion in debt and/or equity securities. The registration statement is effective and should provide us with significant flexibility with respect to our access to the public markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us. We have outstanding $250 million of 4.5 percent coupon senior notes due 2009 under the universal shelf registration statement, leaving $750 million of available capacity under the universal registration statement.
Of the senior notes maturing on June 15, 2009, $200 million are subject to interest rate swap agreements, which convert that portion of the senior notes from fixed to variable interest rates. For 2007, 2006 and 2005, the average variable interest rate on debt covered by the swaps approximated 5.5 percent, 4.9 percent and 2.9 percent, respectively. As of September 30, 2007, the interest rate swap contracts reflected a cumulative loss of $1.9 million, compared to a cumulative loss of $4.3 million as of September 30, 2006.
Additionally, we had deferred gains from the termination of other previous interest rate swap agreements, which amounted to $5.1 and $6.1 million at September 30, 2007 and 2006, respectively. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024. With the gains from the swap agreements, the prospective effective interest rates will be lower than the stated interest rates on the underlying debt.
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

As of September 30, 2007, we: (i) had $13.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the credit facility, and (iii) had complete access to the remaining $386.2 million of borrowing capacity available under the credit facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2007 and 2006 we had $8.7 million and $10.4 million, respectively, outstanding under this credit line as reflected in Short-term borrowings in the Consolidated Balance Sheets. In addition, as of September 30, 2007, we had $15.3 million of outstanding, undrawn letters of credit under an uncommitted credit line of $20.0 million that has no commitment fees, compensating balance requirements or fixed expiration dates.
We also have a capital lease obligation related to a portion of our French manufacturing facility. Such obligations, as of September 30, 2007 and 2006, were $0.4 million and $0.9 million, respectively, and are classified within Short-term borrowings and Other Long-Term Liabilities within our Consolidated Balance Sheets.
6. Retirement and Postretirement Benefit Plans
Adoption of SFAS No. 158
As discussed in Note 1, we adopted SFAS No. 158 as of September 30, 2007, which required the recognition of previously unrecognized net actuarial losses and prior service costs. The impact of our adoption of SFAS No. 158 on our retirement and postretirement plans was as follows:

	Pre-SFAS	SFAS No.	Post-SFAS
	No. 158	158 Adjustment	No. 158
Prepaid pension asset	$18.9	$(17.9)	$1.0
Intangible pension asset	2.0	(2.0)	—
Accrued pension benefits, current portion	(5.2)	—	(5.2)
Accrued pension and postretirement benefits	(56.8)	(2.4)	(59.2)
Deferred income taxes	9.3	9.5	18.8
Accumulated other comprehensive income, net of tax	3.8	12.8	16.6
Retirement Plans
Hillenbrand and its subsidiaries sponsor six defined benefit retirement plans which cover approximately 55 percent of the Company’s current employees. Those plans include Hillenbrand’s master defined benefit retirement plan, Hillenbrand’s nonqualified supplemental executive defined benefit retirement plan, Hill-Rom’s two defined benefit retirement plans covering employees in Germany and France, a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq and Batesville’s defined benefit retirement plan for former bargaining unit employees of Batesville’s Nashua, New Hampshire plant. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. All of our plans have a September 30 measurement date, which is the same as our fiscal year end.

Effect on Operations
The components of net pension expense for our defined benefit retirement plans for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Service cost	$9.8	$11.2	$10.6
Interest cost	21.8	20.4	19.2
Expected return on plan assets	(25.2)	(24.4)	(19.6)
Amortization of unrecognized prior service cost, net	1.6	1.6	1.7
Amortization of net loss	—	1.6	—

Net periodic benefit cost	8.0	10.4	11.9

Curtailment loss and other one-time costs	0.4	—	1.8

Net pension expense	$8.4	$10.4	$13.7

Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$372.7	$383.3
Service cost	9.8	11.2
Interest cost	21.8	20.4
Actuarial gain	(14.1)	(30.5)
Benefits paid	(14.1)	(12.5)
Exchange rate loss	1.5	0.8

Benefit obligation at end of year	377.6	372.7

Change in plan assets:
Fair value of plan assets at beginning of year	315.6	299.6
Actual return on plan assets	32.4	24.4
Employer contributions	4.5	4.1
Benefits paid	(14.1)	(12.5)

Fair value of plan assets at end of year	338.4	315.6

Funded status:
Plan assets less than benefit obligations	(39.2)	(57.0)
Unrecognized net actuarial loss	*	36.5
Unrecognized prior service cost	*	13.7

Net amount recognized	(39.2)	(6.8)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension asset	1.0	25.2
Intangible asset	*	2.2
Accrued pension benefits, current portion	(3.7)	—
Accrued pension benefits, long-term	(36.5)	(38.8)
Minimum pension liability	*	4.6

Net amount recognized	$(39.2)	$(6.8)

*	Not applicable due to adoption of SFAS No. 158.

In addition to the amounts above, net actuarial losses of $15.1 million and prior service costs of $12.2 million, less an applicable aggregate tax effect of $9.2 million, are included as components of Accumulated other comprehensive income at September 30, 2007. The estimated amount that will be amortized from accumulated other comprehensive income into net pension expense in 2008 is $1.4 million.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans was $337.1 million and $331.1 million at September 30, 2007 and 2006, respectively. Selected information for our plans with accumulated benefit obligations exceeding plan assets at September 30, 2007 and 2006, was as follows:

	September 30, 2007			September 30, 2006
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets
Supplemental executive plan	22.5	21.0	—	22.7	21.3	—
Hill-Rom German plan	11.6	11.6	—	11.5	11.5	—
Hill-Rom French plan	1.7	1.1	0.4	1.8	1.1	0.4
Mediq plan	**	**	**	32.5	32.5	29.2
Batesville Casket Nashua plan	3.0	3.0	2.7	3.1	3.1	2.4

	38.8	36.7	3.1	71.6	69.5	32.0

**	The Mediq plan’s assets exceeded its accumulated benefit obligation at September 30, 2007.
Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2007	2006	2005
Discount rate for obligation	6.5%	6.0%	5.5%
Discount rate for expense	6.0%	5.5%	6.0%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
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

Plan Assets
The weighted average asset allocations of our domestic qualified defined benefit retirement plans at September 30, 2007 and 2006, by asset category, along with target allocations, are as follows:

		2007	2006
	Target	Actual	Actual
	Allocation	Allocation	Allocation
Equity securities	49%-61%	60%	63%
Fixed income securities	38%-49%	39%	35%
Real estate	0%-1%	1%	1%
Other	0%-1%	0%	1%

Total		100%	100%

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
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hillenbrand common stock represented 5 percent of trust assets at year-end 2007 and 2006 and is subject to a statutory limit when it reaches 10 percent of total trust assets.
Cash Flows
During 2007 and 2006, we contributed cash of $4.5 million and $4.1 million, respectively, to our defined benefit retirement plans. We expect to contribute approximately $4.8 million to our defined benefit retirement plans in fiscal year 2008.
Estimated Future Benefit Payments
The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows (in millions):

Pension Benefits
2008	$13.8
2009	15.2
2010	16.7
2011	17.8
2012	19.4
2013-2017	122.2
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

Employees hired after June 30, 2003 are no longer eligible for participation in the master defined benefit retirement plan, but participate in a new 401(k) retirement program that began January 1, 2004. Existing employees and those hired up to July 1, 2003 were given the opportunity to choose to continue participating in the master defined benefit retirement pension plan and the existing 401(k) plan or to participate in the new 401(k) retirement program. These elections became effective January 1, 2004.
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
Postretirement Health Care Plan
In addition to defined benefit retirement plans, Hillenbrand also offers a domestic postretirement health care plan that provides health care benefits to qualified retirees and their dependents. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan. As described below in Note 7, the Company did not properly account for its postretirement health care plan prior to fiscal 2007. As a result, the following disclosures cover only fiscal 2007.
The post retirement health care cost recorded during fiscal 2007, 2006 and 2005 was $3.3 million, $1.7 million and $0.6 million, respectively, and the change in the accumulated postretirement benefit obligation during 2007 was as follows:

2007
Change in benefit obligation:
Benefit obligation at beginning of year	$(23.3)
Service cost	(2.1)
Interest cost	(1.3)
Actuarial gain	2.3
Benefits paid	0.9
Retiree contributions	(0.7)

Benefit obligation at end of year	(24.2)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	(1.5)
Accrued pension benefits, long-term	(22.7)

Net amount recognized	$(24.2)

In addition to the amounts above, actuarial gains of $1.5 million, net of tax, are included as a component of Accumulated other comprehensive income at September 30, 2007. No amount of those actuarial gains is expected to be recognized in earnings in fiscal 2008.
The discount rate used to determine benefit obligations and net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2007 was 6.25 percent. As of September 30, 2006, the healthcare-cost trend rates were assumed to increase at an annual rate of 9.5 percent in 2007, 8.5 percent in 2008, 7.5 percent in 2009, 7.0 percent in 2010, 6.0 percent in 2011 and 5.0 percent in 2012 and thereafter. The same rates, beginning with fiscal 2008, are projected as of September 30, 2007. A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2007 would cause an increase/decrease in service and interest costs of $0.4 million, along with an increase/decrease in the benefit obligation of $2.6 million and $2.3 million, respectively.

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions for Hillenbrand retirees of less than $2 million per year for the foreseeable future.
7. Shareholders’ Equity
As of September 30, 2007, a total of 22,710,667 shares had been purchased at market trading prices, of which 18,332,260 shares remain in treasury. The Board of Directors approved the repurchase of a total of 25,710,667 shares of common stock, of which 3,000,000 are still available for repurchase. There were no purchases under this approval in the three months ended September 30, 2007. The approval has no expiration, and there were no terminations or expirations of plans in the three months ended September 30, 2007.
As discussed in Note 1 — Recently Issued Accounting Standards, the Company adopted SAB No. 108 during the fourth quarter of fiscal 2007. During the fiscal year, we identified prior period misstatements related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes related to a prior unrealized profit reserves, (3) the recognition of an obligation for a postretirement benefit health care plan that bridges health coverage from early retirement to Medicare eligibility, (4) an adjustment for the failure to properly eliminate the cumulative translation adjustment balance of a disposed entity upon its sale, (5) the recognition of deferred taxes related to a prior foreign restructuring and (6) recognition of tax expense on certain intercompany profits. After applying the dual approach of assessing materiality mandated by SAB No. 108, the misstatements were deemed immaterial to the Consolidated Statements of Income (Loss) in prior periods, but material to the Consolidated Statement of Income on a cumulative basis in the current year. Accordingly, the cumulative effect adjustment of these misstatements was recorded directly to beginning retained earnings as of October 1, 2006. The cumulative effect was as follows:

Correction of unrealized profit reserves for leased assets (1)	$5.5
Recognition of obligation for postretirement health care plan, net of tax (3)	(14.4)
Write-off of cumulative translation adjustment (4)	(8.7)
Recognition of deferred taxes on unrealized profit reserves and foreign restructuring (2) (5)	6.3
Recognition of tax liability from intercompany profits (6)	(1.9)

Net adjustment to retained earnings	(13.2)
Retained earnings, as previously reported	1,646.8

Retained earnings, as adjusted	$1,633.6

Additionally, had the items above been recorded in the proper period, the net effect on net income for each of the years ended September 30, 2006 and 2005 would have been $3.0 million and $(1.1) million, respectively.
8. Special Charges
2007 Actions
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of the Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter, the majority of which, except for $0.3 million related to additional pension benefits, will be paid in the next 12 months. Of the non-pension amounts as of September 30, 2007, approximately $0.3 million remained in the reserve.

2006 Actions
In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to reduce Hill-Rom’s North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary. The result was a one-time charge of $4.2 million in the fourth quarter of fiscal 2006, of which the cash component was $2.6 million. During the fiscal year ended September 30, 2007, approximately $0.4 million of excess reserve related to this action was reversed, and as of September 30, 2007, this action was complete.
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
These actions resulted in a fourth quarter fiscal 2005 charge of approximately $30.8 million, and subsequent activity related to these actions was as follows:

	Severance		Contract
	and related	Asset	Termination
	Benefits	Impairment	Costs	Total
Special charge, 4th quarter 2005	$25.2	$4.8	$0.8	$30.8
Payments	(2.8)	—	—	(2.8)
Write-off of assets	—	(4.8)	—	(4.8)

Balance, September 30, 2005	22.4	—	0.8	23.2
Additional special charges	3.1	—	1.6	4.7
Reversals of previous charges	(2.5)	—	(0.8)	(3.3)
Payments	(18.5)	—	(0.4)	(18.9)

Balance, September 30, 2006	4.5	—	1.2	5.7
Reversals of previous charges	(0.8)	—	—	(0.8)
Payments	(1.3)	—	(1.2)	(2.5)

Balance, September 30, 2007	$2.4	$—	$—	$2.4

The remaining $2.4 million balance related to the above special charges is expected to be paid in fiscal 2008.
In the third fiscal quarter of 2005, we announced plans to close Batesville Casket’s Nashua, New Hampshire plant and consolidate Batesville’s solid wood casket production into its Batesville, Mississippi plant. The consolidation of the two plants resulted in a special charge in the third quarter of fiscal 2005 of $1.5 million related to certain contractual severance and benefit costs. In addition, another $2.3 million in costs related to additional employee-related costs, the transfer of equipment and other associated costs were incurred through the Nashua plant’s closure date in the second quarter of fiscal 2006. As of September 30, 2007, this action was complete.

In the third fiscal quarter of 2005 we announced the retirement of Frederick W. Rockwood, former Chief Executive Officer. We incurred a charge of $2.4 million related to future payments and other compensation related items under the terms of Mr. Rockwood’s retirement agreement. At September 30, 2007, $0.5 million had not yet been paid.
In 2005, the Food and Drug Administration (“FDA”) and the U.S. Department of Justice initiated a seizure at Vail® Products, Inc. of Toledo, Ohio, on several models of an enclosure bed system manufactured by Vail®, and subsequently announced that Vail® Products was permanently ceasing the manufacture, sale, and distribution of all Vail® enclosed bed systems and related products. Hill-Rom was a distributor of Vail® products, and as a result ceased all sale or rental of the affected products and recorded a $1.7 million impairment on these assets.
9. Income Taxes
Income taxes are computed in accordance with SFAS No. 109. The significant components of income (loss) from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Income (loss) from continuing operations before income taxes:
Domestic	$285.1	$335.4	$(104.6)
Foreign	6.4	3.6	(11.3)

Total	$291.5	$339.0	$(115.9)

Income tax expense (benefit) from continuing operations:
Current provision:
Federal	$92.4	$2.2	$43.9
State	13.0	(7.9)	3.9
Foreign	5.4	3.4	2.7

Total current provision	110.8	(2.3)	50.5

Deferred provision:
Federal	(2.7)	109.6	(63.0)
State	(5.4)	9.5	(8.1)
Foreign	(1.8)	0.7	1.0

Total deferred provision	(9.9)	119.8	(70.1)

Income tax expense (benefit) from continuing operations	$100.9	$117.5	$(19.6)

Differences between income tax expense (benefit) from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income (loss) from continuing operations before income taxes for fiscal years 2007, 2006 and 2005 were as follows:

	2007		2006		2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Loss
Federal income tax (a)	$102.0	35.0	$118.7	35.0	$(40.6)	35.0
State income tax (b)	5.8	2.0	1.3	0.4	(12.7)	11.0
Foreign income tax (c)	1.0	0.3	1.0	0.3	3.5	(3.0)
Application of tax credits	(2.7)	(0.9)	(1.0)	(0.3)	(3.5)	3.0
Adjustment of estimated income tax accruals	—	—	(1.4)	(0.4)	(2.9)	2.5
Valuation of foreign net operating losses and other tax attributes	(3.6)	(1.2)	(0.1)	—	21.4	(18.5)
Impact from foreign restructuring	—	—	—	—	16.0	(13.8)
Other, net	(1.6)	(0.6)	(1.0)	(0.3)	(0.8)	0.7

Income tax expense (benefit) from continuing operations	$100.9	34.6	$117.5	34.7	$(19.6)	16.9

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30, 2007	September 30, 2006
Deferred tax assets:
Employee benefit accruals	$39.3	$16.7
Reserve for bad debts	14.7	22.2
Litigation and legal accruals	8.2	8.3
Capital loss carryforwards	50.8	54.0
Net operating loss carryforwards	8.1	6.8
Tax credit carryforwards	10.0	9.8
Foreign loss carryforwards and other tax attributes	33.0	29.2
Other, net	39.4	43.2

	203.5	190.2
Less: valuation allowance for capital losses, foreign loss and other tax attributes	(88.3)	(90.6)

Total deferred tax assets	115.2	99.6

Deferred tax liabilities:
Depreciation	(61.3)	(68.7)
Amortization	(47.3)	(51.6)
Other, net	(8.7)	(8.1)

Total deferred tax liabilities	(117.3)	(128.4)

Deferred tax liability — net	$(2.1)	$(28.8)

At September 30, 2007, we had $33.0 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $50.8 million of deferred tax assets related to capital loss carryforwards, which expire between 2008 and 2009; $8.1 million of deferred tax assets related to domestic net operating loss carryforwards, primarily for state income tax purposes, which expire between 2008 and 2026; $4.2 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2016; and $3.3 million of deferred tax assets related to alternative minimum tax credit carryforwards, with no expiration date; and $2.5 million of deferred tax assets related to state credits, which expire between 2008 and 2021.
The gross deferred tax assets as of September 30, 2007 were reduced by valuation allowances of $88.3 million, relating to foreign operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and state income tax operating loss carryforwards, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was reduced by $2.3 million during fiscal 2007 due to limited releases of valuation allowances on deferred tax assets realized or expected to be utilized including the release of valuation allowances resulting from capital gains on investments.
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
Our income tax return filings are subject to audit by various taxing authorities. In fiscal 2007, we recorded both benefits to income and additional accruals related to audit activity by the Internal Revenue Service and various states. The net effect of these adjustments was insignificant for fiscal 2007.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.
10. Earnings Per Common Share
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded in the calculation of dilutive earnings per share. Excluded were 594,130 shares, 1,507,790 shares and 1,123,383 shares for fiscal years 2007, 2006 and 2005, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For fiscal 2005, as a result of our loss from continuing operations, to avoid dilution of the loss our basic and diluted earnings per share are identical.

Earnings per share is calculated as follows:

	Fiscal Year Ended September 30,
	2007	2006	2005

Net income (loss) (in thousands)	$190,605	$221,212	$(94,098)

Average shares outstanding — Basic (thousands)	61,818	61,454	61,774

Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	297	123	—

Average shares outstanding — Diluted (thousands)	62,115	61,577	61,774

Income (loss) per common share from continuing operations — Basic	$3.08	$3.61	$(1.56)
(Loss) income per common share from discontinued operations — Basic	—	(0.01)	0.04

Net income (loss) per common share — Basic	$3.08	$3.60	$(1.52)

Income (loss) per common share from continuing operations — Diluted	$3.07	$3.60	$(1.56)
(Loss) income per common share from discontinued operations — Diluted	—	(0.01)	0.04

Net income (loss) per common share — Diluted	$3.07	$3.59	$(1.52)

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
As of September 30, 2007, 2,957,172 option shares have been granted and 815,913 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 798,896 restricted stock units (“RSUs”), or deferred stock awards, have been granted and 137,694 RSUs have been cancelled under the Stock Incentive Plan. A total of 2,492,150 shares remain available for future grants under all aspects of the Stock Incentive Plan.

The compensation cost that was charged against income for all plans was $8.9 million, $6.2 million and $4.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for stock compensation agreements was $3.3 million, $2.3 million and $1.5 million for fiscal years 2007, 2006 and 2005, respectively. Had we followed SFAS No. 123 instead of APB Opinion No. 25, and as disclosed in the additional pro forma information in Note 1, we would have recorded additional net-of-tax charges of $7.3 million for the year ended September 30, 2005.
We have a general policy of repurchasing shares on the open market to satisfy stock option exercises and stock distributions. At September 30, 2007, the Company holds 18,332,260 shares of Treasury Stock, and therefore will not be required to purchase additional shares in the foreseeable future to satisfy stock option exercises and share distributions.
Stock Options
The fair values of stock option grants are estimated on the date of grant using the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. The weighted average fair value of options granted was $14.47, $12.21 and $13.19 per share for fiscal years 2007, 2006 and 2005, respectively. The following assumptions were used in the determination of fair value in each period:

	2007	2006	2005
Risk-free interest rate	4.5 – 4.9%	4.3 – 4.7%	2.6 – 4.1%
Dividend yield	1.8 – 2.2%	1.8 – 2.3%	1.7 – 2.1%
Weighted average dividend yield	1.9%	2.0%	1.8%
Volatility factor	18.1 – 24.6%	20.1 – 25.3%	20.2 – 25.9%
Weighted average volatility factor	21.5%	22.7%	23.5%
Exercise factor	33.3%	34.6%	38.7%
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
The following table summarizes transactions under our stock option plans for fiscal year 2007:

			Weighted
	Weighted	Weighted	Average	Aggregate
	Average	Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
Options	Shares	Price	Term	(in millions)
Outstanding at October 1, 2006	2,480,627	$50.97
Granted	485,104	58.40
Exercised	(525,436)	49.25
Forfeited	(71,622)	56.20

Outstanding at September 30, 2007	2,368,673	$52.71	5.25	$8.9

Exercisable at September 30, 2007	1,648,097	$51.55	3.67	$7.6

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Hillenbrand’s closing stock price of $55.02 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes continuously based on the fair value of Hillenbrand’s stock.

As of September 30, 2007, there was $6.8 million of total unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 1.6 years. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $6.9 million, $0.9 million and $3.3 million, respectively.
On September 1, 2005, the Company accelerated the vesting of certain unvested and underwater options previously awarded to employees, officers, and other eligible participants under the Company’s stock option plans. As such, the Company fully vested options to purchase 793,117 shares of the Company’s common stock with exercise prices greater than or equal to $50.48 per share.
Restricted Stock Units
The value of RSUs is the fair value at the date of grant, with nonvested grants ranging between $48.96 and $66.65 per share. The grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2007, a total of 13,097 stock units have accumulated on nonvested RSUs due to dividend reinvestment.
The following table summarizes transactions for our nonvested RSUs, excluding dividend reinvestment units, for fiscal year 2007:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Share Units	Fair Value
Nonvested RSUs at October 1, 2006	273,711	$53.54
Granted	140,485	58.64
Vested	(63,089)	56.91
Forfeited	(22,823)	54.43

Nonvested RSUs at September 30, 2007	328,284	$55.01

As of September 30, 2007, there was $12.1 million of total unrecognized compensation expense related to nonvested RSUs granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 3.4 years. The total vest date fair value of shares vested during 2007, 2006 and 2005 was $3.7 million, $4.2 million and $2.8 million, respectively.
Performance Based Stock Awards
During the third quarter of 2007, we granted Performance Based Stock Awards to a limited number of our senior executives. These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) assure clear accountabilities and provide rewards for producing results, and (iv) ensure competitive compensation in order to attract and retain superior talent. These awards are performance based restricted stock units, which are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our restricted stock units are not entitled to cash dividend reinvestment. Vesting of the grants is contingent upon achievement of certain one, two, and three-year performance targets and corresponding service requirements.

As of September 30, 2007, 68,550 performance based restricted stock units had been granted and were outstanding, with fair values on the date of grant ranging between $60.86 and $66.18 per share. The maximum amount we could be required to expense for the performance based restricted stock units is $4.2 million and nothing would be expensed if the performance targets and/or service requirements are not met. Compensation expense, based on the estimated achievement of performance and service requirements, is recognized over the performance period through September 30, 2009. For fiscal year 2007, no compensation expense was recorded since performance objectives have not been achieved and are not expected to be achieved over the performance period.
Vested Deferred Stock
Under the terms of the Stock Incentive Plan and the predecessor 1996 Stock Option Plan, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted deferred stock awards, which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period of six months after the date that a director ceases to be a member of our Board of Directors. In 2006 and 2005, the annual grant consisted of 1,800 RSUs for each non-employee director. The annual grant for the Chairman of the Board is 3,500 RSUs. A total of 66,165 deferred shares are payable in common stock as of September 30, 2007 under this program.
Members of the Board of Directors may elect to defer fees earned and invest them in common stock equivalents of the Company under the Hillenbrand Industries Directors’ Deferred Compensation Plan. A total of 2,857 deferred shares are payable in common stock as of September 30, 2007 under this program.
We have historically had various other stock-based compensation programs, which like our current RSU program, allowed deferrals after vesting to be set-up as deferred stock. As of September 30, 2007, there are 54,540 shares which are deferred, fully vested and payable in common stock under the RSU and other stock-based compensation programs.
12. Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
The carrying amounts of the private equity limited partnerships retained in the sale of Forethought and the other minority investments included as a component of Investments within our Consolidated Balance Sheets were $32.3 million and $37.1 million at September 30, 2007 and 2006. The fair value of equity method investments is not readily available and disclosure is not required.
The seller financing provided upon the divestiture of Forethought, including the seller note, debt service account and preferred stock, are classified as held-to-maturity securities and recorded at amortized cost. The carrying amounts of these securities are $121.2 million, $10.8 million and $30.6 million, respectively, for a cumulative total of $162.6 million. Using a discount rate that approximates the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the securities is estimated to approximate $160.1 million as of September 30, 2007.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $348.6 million and $348.9 million at September 30, 2007 and $347.0 million and $352.4 million at September 30, 2006, respectively.
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The contract amount and fair value of our cash flow currency derivative instruments outstanding were $31.0 million and $0.6 million at September 30, 2007 and $14.5 million and $0.3 million at September 30, 2006, respectively. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
During 2004, we entered into interest rate swap agreements to effectively convert a portion of our fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200 million. There is no hedge ineffectiveness as each swap meets the short-cut method requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”. As a result, changes in the fair value of the interest rate swap agreements during their term offset changes in the fair value of the underlying debt, with no net gain or loss recognized in earnings. As of September 30, 2007, the interest rate swap agreements reflected a cumulative loss of $1.9 million, compared to a cumulative loss of $4.3 million at September 30, 2006.
13. Segment Reporting
As discussed in Note 1, we are organized into two operating companies, Hill-Rom and Batesville Casket. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires reporting of segment information that is consistent with the way in which management operates and views the Company. Accordingly, our segment activities are reported herein in a manner consistent with the way management monitors performance.
In October 2006, we unveiled new operational strategies and associated initiatives for our two operating companies. Accordingly, Hill-Rom’s organization structure was modified to better align with those strategies and initiatives. The new structure categorized Hill-Rom activities into three commercial divisions, reflecting our broad customer segments. Sourcing, manufacturing, and product development continues under one combined function to support these commercial divisions. When combined with the Batesville Casket segment, our 2007 reporting segments are as follows:
•	North America Acute Care

•	North America Post-Acute Care

•	International and Surgical

•	Batesville Casket
All fiscal periods presented herein have been conformed to present operating results consistent with this structure.

Financial information regarding our reportable segments is presented below:

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
2007	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated
Net revenues	$879.6	$172.0	$304.9	$—	$1,356.5	$667.2	$2,023.7

Divisional income (loss)	$234.8	$41.8	$40.7	$(173.1)	$144.2	$171.0	$315.2
Public entity costs and other							$(38.5)
Litigation credits							$1.2
Special credits							$0.2

Operating profit							$278.1

Goodwill	$242.2	$89.6	$91.1			$5.8	$428.7
Assets					$1,834.7	$282.3	$2,117.0
Capital expenditures and intangible assets					$117.9	$17.3	$135.2
Depreciation and amortization					$89.0	$18.3	$107.3

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
2006	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated
Net revenues	$874.9	$166.0	$247.4	$—	$1,288.3	$674.6	$1,962.9

Divisional income (loss)	$222.0	$46.1	$34.9	$(146.9)	$156.1	$189.1	$345.2
Public entity costs and other							$(24.5)
Litigation credits							$2.3
Special charges							$(5.4)

Operating profit							$317.6

Assets					$1,663.2	$289.0	$1,952.2
Capital expenditures and intangible assets					$73.7	$18.9	$92.6
Depreciation and amortization					$91.0	$17.8	$108.8

	Hill-Rom/Corporate
			International	Functional	Hill-Rom/	Batesville
2005	Acute	Post-Acute	& Surgical	Costs	Corporate	Casket	Consolidated
Net revenues	$873.1	$168.6	$237.0	$—	$1,278.7	$659.4	$1,938.1

Divisional income (loss)	$237.8	$52.9	$35.9	$(194.2)	$132.4	$179.5	$311.9
Public entity costs and other							$(27.1)
Litigation expense							$(358.6)
Special charges							$(36.3)

Operating loss							$(110.1)

Assets					$1,945.3	$283.9	$2,229.2
Capital expenditures and intangible assets					$104.3	$16.9	$121.2
Depreciation and amortization					$95.7	$18.3	$114.0
Hill-Rom performance under each reportable segment is measured on a divisional income basis, which generally represents the division’s standard gross profit less their direct operating costs and an allocation of certain operations and development costs such as fixed manufacturing overhead, research and development, and distribution costs. With respect to the reporting of revenues in this structure, the division responsible for the ultimate sale to the end customer is the only division to receive credit for the revenue. As a result, there are no inter-segment sales between the Hill-Rom divisions requiring elimination for segment reporting purposes.
Hill-Rom functional costs included common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the Hill-Rom segments. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom/Corporate financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

The reporting segment of Batesville Casket is measured on the basis of income before income taxes and special charges. Intersegment sales do not occur between Hill-Rom and Batesville Casket.
Geographic Information
Geographic data for net revenues and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net revenues to unaffiliated customers: (a)
United States	$1,709.7	$1,710.2	$1,676.2
Foreign	314.0	252.7	261.9

Total revenues	$2,023.7	$1,962.9	$1,938.1

Long-lived assets: (b)
United States	$893.9	$881.8	$908.6
Foreign	100.8	59.0	64.6

Total long-lived assets	$994.7	$940.8	$973.2

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill.
14. Unaudited Quarterly Financial Information

					Fiscal Year
					Ended
2007 Quarter Ended	12/31/06	3/31/07	6/30/07	9/30/07	9/30/07

Net revenues	$483.2	$516.2	$494.1	$530.2	$2,023.7
Gross profit	214.2	232.2	212.4	222.3	881.1
Net income	51.9	54.9	35.7	48.1	190.6
Basic net income per common share	$0.84	$0.89	$0.58	$0.77	$3.08
Diluted net income per common share	$0.84	$0.89	$0.57	$0.77	$3.07

					Fiscal Year
					Ended
2006 Quarter Ended	12/31/05	3/31/06	6/30/06	9/30/06	9/30/06

Net revenues	$477.5	$495.6	$469.3	$520.5	$1,962.9
Gross profit	203.3	213.9	202.4	230.2	849.8
Income from continuing operations	48.6	54.5	51.1	67.3	221.5
(Loss) from discontinued operations	(0.3)	—	—	—	(0.3)
Net income	48.3	54.5	51.1	67.3	221.2
Basic net income per common share	$0.79	$0.89	$0.83	$1.09	$3.60
Diluted net income per common share	$0.79	$0.89	$0.83	$1.09	$3.59

15. Commitments and Contingencies
Lease Commitments
Rental expense charged to income for fiscal years 2007, 2006 and 2005 was $28.8 million, $26.4 million and $25.9 million, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $84.0 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2008	$24.4
2009	18.4
2010	13.4
2011	9.8
2012	7.0
2013 and beyond	11.0
We are in year five of a seven-year agreement with IBM to manage our global information structure environment, which was announced near the end of the third quarter of fiscal 2003. The original agreement had a cumulative estimated cost of $187 million. As of September 30, 2007, the remaining commitment of $73.1 million will continue to be incurred in nearly equal amounts over the remaining term of the agreement. To date, we have on occasion, solicited IBM to perform services that are outside the scope of the original base agreement. These services can result in a one-time fee or can result in additional services received and costs incurred over the remaining term of the agreement.
Legal Proceedings
Batesville Antitrust Litigation
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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the United States District Court for the Southern District of Texas. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and Hillenbrand had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and Hillenbrand’s motion to dismiss and ordered the action dismissed with prejudice.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in the Northern District of California on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
Plaintiff Pioneer Valley seeks certification of a class of all independent casket distributors in the United States who are or were in business at any time from July 8, 2001 to the present. Excluded from this class are independent casket distributors that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; or (3) are defendants or their directors, officers, agents, employees, parents, subsidiaries and affiliates.
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action, although the scheduling orders for both cases are identical. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ December 2005 motions to dismiss the amended Pioneer Valley complaint.

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. It is anticipated that new deadlines, including a trial date, will not be set until the Court rules on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, potential trebled damages awarded to the plaintiffs could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other.
We believe that we have committed no wrongdoing as alledged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who have begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. Batesville is cooperating with the attorneys general. To date, no claims have been filed against Batesville.
Hill-Rom Antitrust Settlement
On June 30, 2003, Spartanburg Regional Healthcare System (the “Plaintiff”) filed a purported antitrust class action lawsuit against Hillenbrand, Hill-Rom, Inc. and Hill-Rom Company, Inc. in the United States District Court for the District of South Carolina. Plaintiff’s Second Amended Complaint, filed on May 9, 2005, alleged violations of the federal antitrust laws, including attempted monopolization, monopoly maintenance and tying claims. Plaintiff sought to certify a class of all purchasers of Hill-Rom standard and/or specialty hospital beds, and/or architectural and in-room products from 1990 to the present where there had been contracts between Hill-Rom and such purchasers, either on behalf of themselves or through purchasing organizations, conditioning discounts on Hill-Rom® hospital beds and other architectural and in-room products on commitments to rent or purchase a very high percentage (e.g., ninety percent) of specialty beds from Hill-Rom. Plaintiff subsequently narrowed the definition of its proposed class to acute and subacute facilities. Plaintiff claimed that it and the alleged class sustained injury caused by Hill-Rom’s discounting practices, which allegedly harmed competition and resulted in higher prices for standard and/or specialty hospital beds and/or architectural and in-room products.

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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. With the Court’s entering of the Order and Final Judgment in the third quarter of fiscal 2006, we reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment. We reversed another $1.2 million of legal fees in the fourth quarter of fiscal 2007 upon payment of funds from the escrow account and our determination that such amounts were not probable of payment. We paid the remaining $266.3 million of the settlement amount into escrow in August 2006 and have retained a $21.2 million litigation accrual associated with the opt-outs.

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
Other Batesville Casket Litigation
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal Casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The plaintiff claims that Monoseal Caskets were marketed as completely resistant to the entrance of air and water when they were not. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5 million.
Batesville has moved to dismiss all claims as barred by statutes of limitations. The plaintiff has asserted fraudulent concealment to toll the applicable limitation periods. The motion to dismiss has been briefed and submitted to the court for decision.
This action is in the very early stages of litigation, and as such, we are not yet able to assess the potential outcome of this matter. We have not yet answered the complaint, and there has been no motion to certify the putative class. We believe the claims are without merit and will vigorously defend the case.
General
We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Changes in Internal Control Over Financial Reporting
There were no material changes in internal control over financial reporting during the fourth quarter of fiscal 2007.
Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS CORPORATE GOVERNANCE
Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2008 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2008 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement, where such information is included under the headings “About the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INEPENDENCE
The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement, where such information is included under the headings “About the Board of Directors.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 78.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 78.

(3)	Exhibits (See changes to Exhibit Index below)
“The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.”

SCHEDULE II
HILLENBRAND INDUSTRIES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2007, 2006 and 2005
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:

Allowance for possible losses, early pay discounts, and sales returns — accounts receivable:

Period Ended:

September 30, 2007	$58.8	$11.4	$14.7	(a)	$(33.4	)(b)	$51.5

September 30, 2006	$39.3	$3.4	$33.4	(a)	$(17.3	)(b)	$58.8

September 30, 2005	$30.7	$7.5	$12.7	(a)	$(11.6	)(b)	$39.3

Allowance for inventory valuation:

Period Ended:

September 30, 2007	$31.1	$7.3	$		$(5.7	)(c)	$32.7

September 30, 2006	$28.4	$7.5	$—		$(4.8	)(c)	$31.1

September 30, 2005	$29.5	$8.4	$—		$(9.5	)(c)	$28.4

Valuation allowance against deferred tax assets:

Period Ended:

September 30, 2007	$90.6	$(3.6)	$—		$1.3	(e)	$88.3

September 30, 2006	$112.4	$(0.1)	$—		$(21.7	)(e)	$90.6

September 30, 2005	$86.1	$21.4	$4.9	(d)	$—		$112.4

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquisition of businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Reflects reclasses within the deferred tax accounts and adjustments to the opening balance sheet goodwill of acquisitions to properly reflect the valuation allowance on acquired state net operating losses.

(e)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.
By:	/s/ Peter H. Soderberg
Peter H. Soderberg
President and Chief Executive Officer

Dated: November 29, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Rolf A. Classon	/s/	John A. Hillenbrand II

	Rolf A. Classon		John A. Hillenbrand II
	Chairman of the Board		Director

/s/	Peter H. Soderberg	/s/	Ray J. Hillenbrand

	Peter H. Soderberg		Ray J. Hillenbrand
	President and Chief Executive Officer		Director

/s/	Joanne C. Smith, M.D.	/s/	W August Hillenbrand

	Joanne C. Smith, M.D.		W August Hillenbrand
	Director		Director
Vice Chairperson of the Board

/s/	Gregory N. Miller	/s/	Ronald A. Malone

	Gregory N. Miller		Ronald A. Malone
	Senior Vice President and		Director
Chief Financial Officer

/s/	Richard G. Keller	/s/	Jose A. Mejia

	Richard G. Keller		Jose A. Mejia
	Vice President — Controller and		Director
Chief Accounting Officer

/s/	Charles E. Golden	/s/	Eduardo R. Menascé

	Charles E. Golden		Eduardo R. Menascé
	Director		Director

		/s/	Patrick T. Ryan

Patrick T. Ryan
Director
Dated: November 29, 2007

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
The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:
10.1	Hillenbrand Industries, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Fiscal 2007 Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 5.02 of Form 8-K dated November 29, 2006)

10.3	Hillenbrand Industries, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.6	Agreement between W August Hillenbrand and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.7	Hillenbrand Industries, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.8	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including Gregory N. Miller, Patrick D. de Maynadier and Kenneth A. Camp (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2005)

10.9	Form of Indemnity Agreement between Hillenbrand Industries, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.10	Hillenbrand Industries, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hillenbrand Industries, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.12	Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to the definitive Proxy Statement dated March 1, 2002 and filed with the Commission relative to the Company’s 2002 Annual Meeting of Shareholders)

10.13	First Amendment to Hillenbrand Industries, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-K for the year ended September 30, 2003)

10.14	Amendment to Stock Incentive Plan dated July 12, 2007 (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2007)

10.15	Hillenbrand Industries, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.16	Hillenbrand Industries, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.17	Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.18	Form of Change in Control Agreement between Hillenbrand Industries, Inc. and certain executive officers, including John H. Dickey (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended June 2, 2001)

10.19	Amended Employment Agreement between Hillenbrand Industries, Inc. and Patrick D. de Maynadier dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended June 30, 2005)

10.20	Amended Employment Agreement between Hillenbrand Industries, Inc. and Kimberly K. Dennis dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.20 filed with Form 10-K for the year ended September 30, 2005)

10.21	Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.22	Amended Employment Agreement between Hillenbrand Industries, Inc. and Gregory N. Miller dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended June 30, 2005)

10.23	Employment Agreement between Hillenbrand Industries, Inc. and Richard G. Keller dated March 22, 2004 (Incorporated herein by reference to Exhibit 10.26 filed with Form 10-K for the year ended September 30, 2005)

10.24	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.25	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

10.26	Employment and Change in Control Agreements between Hillenbrand Industries, Inc. and Peter H. Soderberg dated February 7, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K dated February 9, 2006)

10.27	Letter regarding Supplemental Benefit under Supplemental Executive Retirement Plan and Stock Award between Hillenbrand Industries, Inc. and Kenneth A. Camp dated March 16, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K filed March 17, 2006)

10.28	Form of Performance Based Stock Award granted to certain executive officers, including the named executive officers, under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2007)
Other Exhibits
10.29	Multi-year Revolving Credit Agreement dated July 28, 2004 among Hillenbrand Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Rate Lender and L/C Issuer, and Citicorp North America, Inc., as Syndication Agent, and other lenders (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2004)

10.30	Stock Purchase Agreement dated as of February 12, 2004 between Hillenbrand Industries, Inc. and FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2004)

10.31	Form of Certificate of Designation relating to Series A Redeemable Preferred Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended March 31, 2004)

10.32	Form of Warrant to Purchase Common Stock of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.3 filed with Form 10-Q for the quarter ended March 31, 2004)

10.33	Form of Promissory Note from FFS Holdings, Inc. to Hillenbrand Industries Inc. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-Q for the quarter ended March 31, 2004)

10.34	Form of Guaranty by Hillenbrand Industries, Inc. in favor of FFS Holdings, Inc. (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2004)

10.35	Form of Stock Pledge Agreement between FFS Holdings, Inc. and Hillenbrand Industries, Inc. (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2004)

10.36	Settlement Agreement relating to Spartanburg antitrust litigation [Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

14	Hillenbrand Industries, Inc. Code of Ethics (Incorporated herein by reference to Exhibit 14 filed with Form 10-Q for the quarter ended March 31, 2005)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Hillenbrand Industries, Inc. Corporate Governance Standards for Board of Directors (Incorporated by reference to Exhibit 10.34 filed with Form 10-K for the year ended September 30, 2006)

99.2	Charter of Audit Committee of Board of Directors (Incorporated by reference to Exhibit 99.1 filed with Form 10-Q for the quarter ended March 31, 2007)

99.3	Charter of Finance Committee of Board of Directors (Incorporated by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2006)

99.4	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated by reference to Exhibit 99.3 filed with Form 10-Q for the quarter ended March 31, 2007)

99.5	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated by reference to Exhibit 99.3 filed with Form 10-K for the year ended September 30, 2006)

99.6	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.7	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.8	Position Specification for Member of Board of Directors (Incorporated by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2006)

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)