Form 10-Q
period 2007-12-31
HILLENBRAND INDUSTRIES INC
filed 2008-02-08
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
Common Stock, without par value — 62,244,622 shares as of January 31, 2008.

HILLENBRAND INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly Period Ended
	12/31/07	12/31/06
Net Revenues
Health Care sales	$229.5	$210.8
Health Care rentals	111.9	110.2
Funeral Services sales	162.9	162.2

Total revenues	504.3	483.2

Cost of Revenues
Health Care cost of goods sold	136.5	122.4
Health Care rental expenses	52.9	53.2
Funeral Services cost of goods sold	96.0	93.4

Total cost of revenues	285.4	269.0

Gross Profit	218.9	214.2

Other operating expenses	153.7	135.1
Special charges	2.3	—

Operating Profit	62.9	79.1

Interest expense	(5.6)	(5.7)
Investment income and other	12.1	8.8

Income Before Income Taxes	69.4	82.2

Income tax expense (Note 7)	24.6	30.3

Net Income	$44.8	$51.9

Income per common share — Basic (Note 8)	$0.72	$0.84

Income per common share — Diluted (Note 8)	$0.72	$0.84

Dividends per Common Share	$0.2850	$0.2825

Average Common Shares Outstanding — Basic (thousands)	62,160	61,587

Average Common Shares Outstanding — Diluted (thousands)	62,403	61,835

See Notes to Condensed Consolidated Financial Statements

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/07	9/30/07
Assets
Current Assets
Cash and cash equivalents	$125.5	$81.5
Investment securities (Note 1)	164.3	112.8
Trade accounts receivable, net of allowances (Note 2)	434.3	491.6
Inventories (Note 2)	151.2	154.9
Deferred income taxes (Notes 1 and 8)	43.9	34.9
Other current assets	22.5	18.7

Total current assets	941.7	894.4

Equipment leased to others, net (Note 2)	189.5	185.7
Property, net (Note 2)	221.5	224.6
Investments	59.0	62.9
Goodwill (Note 3)	427.6	428.7
Software and other intangibles (Note 2)	152.0	155.7
Notes receivable, net of discounts	147.0	143.3
Other assets	26.7	21.7

Total Assets	$2,165.0	$2,117.0

Liabilities
Current Liabilities
Trade accounts payable	$89.9	$104.0
Short-term borrowings	10.7	8.8
Accrued compensation	87.3	93.8
Accrued product warranties (Note 10)	18.7	19.8
Accrued customer rebates	22.3	23.8
Accrued litigation (Note 12)	21.1	21.2
Other current liabilities	81.9	68.2

Total current liabilities	331.9	339.6

Long-term debt	351.5	348.6
Accrued pension and postretirement benefits	62.1	59.2
Deferred income taxes (Notes 1 and 7)	28.7	37.0
Other long-term liabilities	84.2	54.8

Total Liabilities	858.4	839.2

Commitments and Contingencies (Note 12)	—	—

Shareholders’ Equity (Notes 7 and 11)
Common stock	4.4	4.4
Additional paid-in-capital	103.0	98.4
Retained earnings	1,770.1	1,753.4
Accumulated other comprehensive income (Note 5)	2.6	2.3
Treasury stock, at cost	(573.5)	(580.7)

Total Shareholders’ Equity	1,306.6	1,277.8

Total Liabilities and Shareholders’ Equity	$2,165.0	$2,117.0

Hillenbrand Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	12/31/07	12/31/06
Operating Activities
Net income	$44.8	$51.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29.0	26.4
Accretion and capitalized interest on financing provided on divestiture	(3.9)	(3.7)
Investment income/gains on equity method investments	(5.7)	(4.2)
Provision for deferred income taxes	6.4	1.5
Gain on disposal of fixed assets	—	(0.4)
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	54.1	26.6
Other, net	(4.6)	3.7

Net cash provided by operating activities	120.1	101.8

Investing Activities
Capital expenditures and purchase of intangibles	(26.0)	(27.3)
Proceeds on sales of fixed assets	0.3	0.7
Acquisitions of businesses, net of cash acquired	—	(14.5)
Investment purchases and capital calls	(115.2)	(65.2)
Proceeds on investment sales/maturities	71.8	29.4

Net cash used in investing activities	(69.1)	(76.9)

Financing Activities
Change in short-term debt	1.9	0.7
Payment of cash dividends	(17.7)	(17.5)
Proceeds on exercise of options	9.9	3.5
Treasury stock acquired	(0.9)	(0.6)

Net cash used in financing activities	(6.8)	(13.9)

Effect of exchange rate changes on cash	(0.2)	1.0

Total Cash Flows	44.0	12.0

Cash and Cash Equivalents:
At beginning of period	81.5	81.9

At end of period	$125.5	$93.9

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), income taxes (Note 7), accrued warranties (Note 10) and accrued litigation and self insurance reserves (Note 12), among others.
Investment Securities
At December 31, 2007, we held $164.3 million of investment securities, which consisted of highly rated auction rate municipal bonds classified as available-for-sale and recorded at fair market value. These securities generally have variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we had the ability to quickly liquidate these securities. Accordingly, we classify the securities as current assets in our Consolidated Balance Sheets. To the extent these investments become illiquid as a result of market conditions or other factors, our ability to fund our operating and capital expenditures will not be materially affected.

Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.
Income Taxes and Adoption of FIN 48
On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting and disclosure of uncertain material income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
The adoption of FIN 48, which was reflected as a cumulative effect of a change in accounting principle, resulted in a decrease to beginning retained earnings at October 1, 2007 of $10.3 million. The total amount of unrecognized tax benefits at that date was $44.6 million, which included $22.2 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties at October 1, 2007 were $7.7 million.
Hillenbrand files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2003 and forward. As of October 1, 2007, the Company has completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS has concluded its audit of fiscal 2002 and 2003, however, these periods are not yet closed as we have filed a protest with the IRS which is currently in appeals. We are in agreement with the audit findings of the IRS for these periods except for one tax matter related to the character of payments we received to terminate interest rate swap contracts. The Company is currently under examination by the IRS for fiscal years 2004 through 2008. For fiscal years 2007 and 2008, the Company is participating in the IRS Compliance Assurance Program (“CAP’). The CAP provides the opportunity for the IRS to review the Company’s tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
The Company has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. We do not expect the outcome of these audits will significantly impact our financial statements. It is reasonably possible that the Company and the IRS will resolve the matter under consideration at appeals in the next 12 months, which would result in a decrease in the amount of unrecognized tax benefits of $7.2 million, excluding interest.
The amount of unrecognized tax benefits at adoption were reduced by $8.4 million in the first quarter primarily related to the settlement of the timing of certain compensation deductions. The offset for this adjustment was recorded as a reduction to deferred tax assets.

Recently Issued Accounting Standards
In September 2006 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating its potential impact to our financial statements and results of operations.
In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.

2.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity:

	12/31/2007	9/30/2007
Allowance for possible losses and discounts on trade receivables	$51.2	$51.5

Inventories:
Finished products	$89.6	$92.4
Work in process	15.5	14.6
Raw materials	46.1	47.9

Total inventory	$151.2	$154.9

Accumulated depreciation of equipment leased to others and property	$747.3	$734.9

Accumulated amortization of intangible assets	$104.2	$98.2

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,230,313	61,991,652

Treasury shares	18,093,599	18,332,260
3.	Acquisitions
The results of acquired businesses are included in the Condensed Consolidated Financial Statements since each acquisition’s date of close.
In January 2007, Batesville Casket acquired a small regional casket distributor for cash of $5.2 million. This acquisition capitalized on Batesville’s capacity to serve the broad needs of funeral service professionals and maximizes Batesville’s distribution base in the Midwest and Florida. Goodwill of $2.5 million was recorded on the transaction. The effect of the acquisition was not material to our results of operations and financial condition.
On October 6, 2006, Hill-Rom acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expanded Hill-Rom’s sales channel for therapy and higher acuity products in Australia. The purchase price for Medicraft was $15.8 million, including direct acquisition costs. We have completed the valuation of assets and liabilities acquired in this transaction and our allocation of purchase price, resulting in the recognition of $10.9 million of goodwill and $4.3 million of amortizable intangible assets. The effect of the acquisition was not material to our results of operations and financial condition.

4.	Retirement and Postretirement Plans
Hillenbrand and its subsidiaries sponsor six defined benefit retirement plans which covered approximately 55 percent of the Company’s employees at September 30, 2007. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. The benefits for these plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We also sponsor nonqualified, unfunded defined benefit pension plans for certain members of management.
The components of net pension expense for defined benefit retirement plans were as follows:

	Quarterly
	Period Ended
	12/31/2007	12/31/2006
Service cost	$2.2	$2.5
Interest cost	5.8	5.4
Expected return on plan assets	(6.6)	(6.3)
Amortization of prior service cost, net	0.3	0.4

Net periodic benefit cost	$1.7	$2.0

Hillenbrand also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents. The postretirement health care cost was $1.2 million and $0.3 million during the quarterly periods ended December 31, 2007 and 2006, respectively.
5.	Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of certain items to be included in comprehensive income. The components of comprehensive income are as follows:

	Quarterly
	Period Ended
	12/31/2007	12/31/2006
Net income	$44.8	$51.9

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period, net-of-tax	2.3	2.1
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(3.5)	(2.4)

Net unrealized loss, net-of-tax	(1.2)	(0.3)

Foreign currency translation adjustment, net-of-tax	0.5	0.4

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net of tax	1.0	—

Comprehensive income	$45.1	$52.0

6.	Special Charges
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico later in the year, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of the Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter of fiscal 2007.
During the first quarter of fiscal 2008, additional voluntary termination packages were offered to certain members of Hill-Rom’s Batesville manufacturing organization, which resulted in a special termination benefit charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other Hill-Rom manufacturing support positions were eliminated in a related action in an effort to better align fixed manufacturing costs. Such actions resulted in aggregate special charges of $2.3 million in the first quarter of 2008.
7.	Income Taxes
The effective tax rate for the first quarter of fiscal 2008 was 35.4 percent compared to 36.9 percent for the first quarter of 2007. The lower rate in the first quarter of fiscal 2008 is due principally to the recognition of discrete tax benefits of approximately $2.0 million, primarily related to the release of valuation allowances on capital loss carryforwards. This compares to $0.5 million of discrete period tax benefits recorded in the first quarter of fiscal 2007, principally related to the one-time “catch-up” for the retroactive reinstatement of the research and development credit.
8.	Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 1,529,695 and 377,165 for the three-month periods ended December 31, 2007 and 2006. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.
Earnings per share are calculated as follows (in thousands, except per share data):

	Quarterly
	Period Ended
	12/31/2007	12/31/2006
Net income	$44,845	$51,864

Average shares outstanding — Basic	62,160	61,587
Add potential effect of exercise of stock options and other unvested equity awards	243	248

Average shares outstanding — Diluted	62,403	61,835

Net income per common share — Basic	$0.72	$0.84

Net income per common share — Diluted	$0.72	$0.84

9.	Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $1.4 million and $1.0 million for the three-month periods ended December 31, 2007 and 2006, respectively.
10.	Guarantees
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
A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly
	Period Ended
	12/31/2007	12/31/2006
Balance at beginning of period	$19.8	$17.8
Provision for warranties during the period	4.6	4.0
Warranty claims incurred during the period	(5.7)	(3.9)

Balance at end of period	$18.7	$17.9

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
11.	Segment Reporting
We are organized into two operating companies, Hill-Rom and Batesville Casket. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires reporting of segment information that is consistent with the way in which management operates and views the Company. Accordingly, the Company’s segment activities are reported herein as follows:
•	Hill-Rom North America Acute Care (Acute)

•	Hill-Rom North America Post-Acute Care (Post-Acute)

•	Hill-Rom International and Surgical

•	Batesville Casket
The Company’s performance under each reportable segment is measured on a divisional income basis before special items. Inter-segment sales do not occur between Hill-Rom and Batesville Casket, and inter-segment sales between the Hill-Rom segments, while not significant, are generally accounted for at current market value or cost plus markup.
Hill-Rom’s divisional income generally represents the division’s standard gross profit less their direct operating costs, along with an allocation of fixed manufacturing overhead, research and development, and distribution costs. In the first quarter of fiscal 2008, we modified the allocation methodology of such costs to better align them with the actual costs utilized by each segment. All divisional income presented below reflect this new allocation methodology.
Hill-Rom’s functional costs and eliminations include common costs, such as administration, finance and non-divisional legal and human resource costs and other charges not directly attributable to the segments, as well as the elimination of inter-segment sales between the Hill-Rom segments. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated Hill-Rom financial information. We also break out certain continuing public entity corporate-related costs separately to improve readability and understanding.

Quarterly Period Ended December 31, 2007

	Hill-Rom/Corporate
				Functional
			International	Costs and	Hill-Rom/	Batesville	Hillenbrand
	Acute	Post-Acute	& Surgical	Eliminations	Corporate	Casket	Consolidated
Net revenues	$211.3	$48.1	$83.5	$(1.5)	$341.4	$162.9	$504.3

Divisional income (loss)	$50.4	$13.3	$10.0	$(42.4)	$31.3	$42.3	$73.6
Public entity costs and other							(8.4)
Special charges							(2.3)

Operating profit							$62.9

Assets					$1,880.2	$284.8	$2,165.0
Capital expenditures					$23.7	$2.3	$26.0
Depreciation and amortization					$24.4	$4.6	$29.0
Quarterly Period Ended December 31, 2006

	Hill-Rom/Corporate
				Functional
			International	Costs and	Hill-Rom/	Batesville	Hillenbrand
	Acute	Post-Acute	& Surgical	Eliminations	Corporate	Casket	Consolidated
Net revenues	$205.0	$45.4	$71.5	$(0.9)	$321.0	$162.2	$483.2

Divisional income (loss)	$53.0	$15.1	$9.6	$(37.0)	$40.7	$44.3	$85.0
Public entity costs and other							(5.9)
Special charges							—

Operating profit							$79.1

Assets					$1,715.6	$287.2	$2,002.8
Capital expenditures					$25.3	$2.0	$27.3
Depreciation and amortization					$22.1	$4.3	$26.4
12.	Commitments and Contingencies
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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and Hillenbrand had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and Hillenbrand’s motion to dismiss and ordered the action dismissed with prejudice.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. The Court reset a docket call in both the FCA and Pioneer Valley Actions for May 5, 2008. A docket call is typically a status conference with the Court to set a trial date. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the Court has ruled on the motions for class certification.
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
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against Batesville.

Other Batesville Casket Litigation
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they allegedly were not resistant. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5 million.
This action is in the very early stages of litigation, and as such, we are not yet able to assess the potential outcome of this matter. There is a trial date of November 3, 2008. We believe the claims are without merit and will vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us.
Hill-Rom Antitrust Settlement
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
HRDI Investigation
As previously disclosed, during our fiscal years 2005 and 2006, Hill-Rom received and responded to civil subpoenas from the Offices of the Connecticut and Illinois Attorneys General seeking documents and information related to their investigations of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom was a corporate member. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigations appear to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations, and no claims have been filed against Hill-Rom.

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
We are also involved in other possible claims and are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs, as well as certain employee health benefits including medical, drug and dental. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” “higher,” “lower,” “reduce,” “improve,” “expand,” “progress,” “potential,” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks.
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of these and other factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the U.S. Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the U.S. Securities and Exchange Commission.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended September 30, 2007.
Hillenbrand Industries is organized into two operating companies serving the medical technology and funeral services industries.
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
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Trends, Strategy and Other Factors Impacting Hillenbrand’s Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Progress against Strategic Plan
In our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we described our key strategic initiatives for both Hill-Rom and Batesville Casket, which support our goal to grow organic revenue and operating income by an average of mid-to-high single digits over the 2008-2009 time frame. While general progress is being made against those strategic initiatives, we have highlighted areas herein only where there has been particularly noteworthy progress since our recently filed Form 10-K. Those more significant items include:
•	On the heels of increased product launch activity in fiscal 2007, Hill-Rom plans to launch a number of additional new products throughout fiscal 2008. During the first quarter of 2008, the most significant were:
•	our E700™ surface, which offers differentiated micro-climate control and other sophisticated technologies together with flexibility for use with a variety of bed frame configurations, including those of competitors;

•	the Hill-Rom® 100 Low Bed, our first truly new and innovative extended care and home care bed platform for post-acute customers in the U.S. and around the world, as well as a complete new line of furniture, new bariatric rental frames and a new surface for post-acute customers; and

•	a new model of our highly successful AvantGuardTM patient support system, which is designed specifically for the European medicalized long term care markets. An additional model designed for use in European intensive care units (“ICU”) is also very near finalization with release expected in our second quarter.
Sales and rentals of the above products were not material in our first quarter but are expected to contribute to accelerated growth in the second quarter and beyond.

•	We announced plans to establish an Asia-Pacific Innovation Center in Singapore, which will become the home base for new Hill-Rom teams focused on research & development projects for global applications, as well as a center of excellence for microelectronics and embedded software products.

•	We continue to add to our Hill-Rom North America acute care sales channels, including having hired 30 additional market specialists and 34 medical equipment management services representatives to help propel growth in these areas. We recently completed the on-boarding and training of these specialists and are optimistic that these additional resources will help us meet future growth targets.

•	We continue to progress as expected in the start-up of Hill-Rom manufacturing operations in Monterrey, Mexico; and, following the fiscal 2007 transition of our CareAssist® ES med-surg bed product to Mexico, we recently established a production line for another product to be fully transitioned in the second quarter of this year.

•	We have also continued to make progress in the collection of past due Hill-Rom accounts receivable, primarily rental receivables, as demonstrated by lower credits in the first quarter and a 12 percent improvement in days sales outstanding compared to the same period in the prior year.
At Batesville Casket,
•	We continue to expand our merchandising activities with our customer base, helping to drive improved product mix in casket selection for those customers that participate.

•	We also expanded our sales team specifically focused on regional funeral home consolidators, whose business spans multiple sales territories, and large independent accounts. Additionally, we have concentrated our efforts with geographic coverage in those areas of greatest opportunity and have obtained several new contracts in this customer group.

•	To help identify opportunities and accelerate growth of our Options® by Batesville cremation products, we created a focused marketing team and introduced new product designs and promotions for sales of cremation caskets, containers, urns and other cremation products.

•	Finally, while sales of our NorthStar® products have been relatively flat over the past few months, we recently enhanced our product offering by introducing the Tailor-Made™ metal casket design system making mix and match products more readily available for other manufacturers and distributors we serve through this channel.
Despite the progress discussed above, we continue to face challenges in certain areas of our business, two of the more significant are:
•	Sales of our high-acuity bed platform in North America have slowed as we prepare to launch a new and sophisticated acute care patient support system for ICUs. Our TotalCare Connect™ bed platform, with highly differentiated connectivity and a user-friendly care-giver interface, was initially expected to be launched during our first fiscal quarter but is now anticipated to be launched in our second quarter.

•	At Batesville Casket, relatively flat deaths in North America along with the slow, steady increase in cremation selection continue to negatively impact the burial market.
As a result of continuing our initiatives, both operating companies, but particularly Hill-Rom, continued to incur higher operating expenses related to research and development, marketing and sales channel initiatives during the first quarter of fiscal 2008. Compared to the prior year, we expect to continue to see higher levels of spending as we look to continue various initiatives to position ourselves to best execute our strategies to accelerate growth in the later half of the year and beyond. For additional details regarding the current year financial impact of these strategic initiatives, see “Consolidated Results of Operations” which follows in this Form 10-Q.
Separation into Two Independent Companies
As previously announced, Hillenbrand is pursuing a plan to separate into two independent publicly traded companies, each strategically positioned to capitalize on growth opportunities in its respective market. Under the previously disclosed plan approved by the Board, Batesville Casket is expected to be spun out of Hillenbrand through a tax free dividend of its shares to Hillenbrand shareholders, and Hill-Rom will become the sole operating unit of Hillenbrand. To effect the spin-off of Batesville Casket, on November 5, 2007, a Form 10 registration statement was filed with the U. S. Securities and Exchange Commission (“SEC”). An amended Form 10 registration statement was subsequently filed with the SEC on January 16, 2008 to reflect updated financial information through the end of fiscal year 2007. The separation is now expected to be completed at the end of the Company’s second fiscal-year quarter.
In connection with the amended Form 10 filing, Hillenbrand, after discussions with the staff of the SEC, concluded that Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, with which the Company currently complies in accounting for antitrust litigation pending against Hillenbrand, its Batesville Casket Company subsidiary and three unrelated national funeral home businesses, is an acceptable post separation accounting treatment for a judgment sharing agreement that will apportion responsibility between the two separated Hillenbrand companies for any potential damages associated with that litigation.

Regarding the antitrust litigation, neither Hillenbrand nor Batesville Casket believes it has committed any wrongdoing as alleged in the lawsuits. Hillenbrand believes it has meritorious defenses to class certification and to the plaintiffs’ underlying allegations and damage theories and will continue to assert those defenses vigorously. In accordance with applicable accounting standards, Hillenbrand has not established a loss reserve for the lawsuits. However, Hillenbrand’s management concluded that it would be prudent to establish a judgment sharing agreement between Hillenbrand and Batesville in connection with the lawsuits, prior to a spin, in order to predictably allocate any potential litigation exposure.
The separation and its timing remain subject to the final approval of the Board of Directors, favorable market conditions, effectiveness of the Form 10 registration statement with the SEC, completion of necessary debt refinancing and other customary conditions. As previously disclosed, the Company has already received a favorable tax ruling from the U.S. Internal Revenue Service.
The amended Form 10 registration statement is posted on the SEC website at www.sec.gov and also can be viewed on the Hillenbrand website at www.hillenbrand.com.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Three Months Ended
	December 31,
(Dollars in millions)	2007	2006	% Change
Revenues:
Health Care sales	$229.5	$210.8	8.9
Health Care rentals	111.9	110.2	1.5
Funeral Services sales	162.9	162.2	0.4

Total Revenues	$504.3	$483.2	4.4

Consolidated revenues for the first quarter of 2008 increased $21.1 million, or 4.4 percent, compared to the first quarter of 2007.
•	The increase in revenues was primarily related to Health Care sales revenues increasing $18.7 million from the prior year, including a favorable impact of foreign exchange rates of $5.7 million. Other drivers were higher volumes and to a lesser extent favorable net price realization when compared to the prior year. Expanding on the trend from fiscal 2007, volume strength continues to be led by strong performance of our CareAssist® ES med-surg bed frame product line, maternal products, furniture products and service revenues within our North America Acute Care segment. Higher volumes were also experienced in our International and Surgical segment driven by the continued success of our AvantGuard™ 800 bed frames in Europe. Partially offsetting the volume strength in these product lines, we continue to experience lower volumes in our mid- to high-acuity bed platforms, where we expect to gain some momentum with the upcoming release of our new product, the TotalCare Connect™, in our second fiscal quarter.

•	Health Care rental revenues increased $1.7 million as favorable exchange rates and higher volumes in our International and Surgical segment offset slight volume declines in North America.

•	Funeral Services revenues also increased $0.7 million compared to the prior year as favorable net price realization generally offset lower volumes and continued unfavorable product mix shifts. See “Batesville Casket” within the “Business Segment Results of Operations” section below for more detail.

Consolidated Gross Profit

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
		% of Related		% of Related
(Dollars in millions)		Revenues		Revenues
Gross Profit
Health Care sales	$93.0	40.5	$88.4	41.9
Health Care rentals	59.0	52.7	57.0	51.7
Funeral Services	66.9	41.1	68.8	42.4

Total Gross Profit	$218.9	43.4	$214.2	44.3

Consolidated gross profit for the first quarter of 2007 increased $4.7 million, or 2.2 percent, from the prior year quarter but decreased as a percentage of sales from 44.3 percent to 43.4 percent.
•	Health Care sales gross profit increased $4.6 million due primarily to the effects of the higher volumes. Although gross profit increased, gross margin (as a percentage of sales) declined slightly in the quarter impacted by the shift towards lower acuity bed platforms, from mid- and high-acuity platforms. Continued strength in international markets, whose products generally provide lower margins than in North America, also affected the downward trend in gross margin. In the short term, costs incurred to ramp up production in our Monterrey, Mexico plant are also contributing to the lower margin. And finally, higher distribution costs related to incremental product movement to and from the Monterrey plant and from higher fuel prices also impacted gross margins compared to the prior year.

•	Health Care rental gross profit and margins both increased slightly due to higher volume, along with the favorable impact of previous field service restructuring and other cost reduction efforts.

•	Funeral Services gross profit decreased $1.9 million and 130 basis points as a percentage of revenues. Favorable net price realization helped to partially offset the lower volumes and continued downward trend in product mix. However, gross profit was negatively impacted by distribution cost increases of $2.5 million relating to compensation and benefit inflation, higher fuel prices and a prior year non-recurring gain on the sale of a facility. In addition, the funeral services gross margin percentage was also somewhat negatively impacted by the spread of our fixed manufacturing and distribution costs over the lower volume experienced during the quarter.

Other

	Three Months Ended
	December 31,
(Dollars in millions)	2007	2006	% Change

Other operating expenses	$153.7	$135.1	13.8
Percent of Total Revenues	30.5%	28.0%

Special charges	$2.3	$—	n/m

Interest expense	$(5.6)	$(5.7)	(1.8)
Investment income	13.5	9.8	37.8
Other	(1.4)	(1.0)	n/m

Other operating expenses increased $18.6 million, or 2.5 percent as a percentage of revenues, for the three-month period ended December 31, 2007 compared to the same prior year period. The overall higher expense levels were partially due to the increased investments previously outlined as part of our strategic plan, including increased spending in research and development, marketing and sales. Research and development costs totaled $14.7 million in the first quarter versus $9.5 million in the prior year, representing an increase of 55 percent year over year. The increased marketing expenses relate to increased resources and costs associated with the roll-out of the significant number of new products we have recently launched across all business units. The sales expense increases relate to the additional 64 sales specialists in our North America Acute business previously mentioned. Also contributing to the higher operating expenses were $2.3 million in costs associated with the separation of Hillenbrand into two independent public companies, general salary and benefit inflation and foreign exchange rates. This unfavorability was partially offset by $1.2 million of lower costs associated with our defense of antitrust lawsuits.
Special charges of $2.3 million were recognized in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of Hill-Rom’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately 15 other Hill-Rom positions were eliminated in a related action. See Note 6 to the Condensed Consolidated Financial Statements for more information pertaining to these actions.
Interest expense was essentially flat to the prior year first quarter, while investment income increased $3.7 million as higher gains were realized from our limited partnership investments. Other expense was negligible in both three-month periods ended December 31, 2007 and 2006.
The effective tax rate for the first quarter of fiscal 2008 was 35.4 percent compared to 36.9 percent for the first quarter of 2007. The lower rate in the first quarter of fiscal 2008 is due principally to the recognition of discrete tax benefits of approximately $2.0 million, primarily related to the release of valuation allowances on capital loss carryforwards. This compares to $0.5 million of discrete period tax benefits recorded in the first quarter of fiscal 2007, principally related to the one-time “catch-up” for the retroactive reinstatement of the research and development credit.
The effective tax rate without discrete tax benefits was 38.3 percent and 37.5 percent for the 2008 and 2007 periods, respectively. The higher rate in fiscal 2008 is due in part to higher current year losses in France for which we can record no tax benefit. The effective tax rate for fiscal 2008 is also unfavorably impacted by an increase in estimated state and local tax expense due in part to the adoption of FIN 48, as well as reduced benefits from federal tax credits. The lower federal tax credits relate primarily to the expiring research and development credit. While it is possible, if not likely, that this credit will be extended later this year, no benefit can be taken for periods when the credit had expired, until such time as any extension is enacted. These unfavorable items were partially offset by increased tax benefits associated with the continued phase-in of the deduction for qualified production activities and an increase in estimated tax exempt interest income.

Ultimately, net income decreased $7.1 million to $44.8 million in the first quarter of 2008 compared to the prior year quarter, equating to diluted earnings per share of $0.72 for the three-month period of 2008, compared to $0.84 per share for the comparable period of 2007.

Business Segment Results of Operations

	Three Months Ended
	December 31,
(Dollars in millions)	2007	2006	% Change
Revenues:
North America Acute Care	$211.3	$205.0	3.1
North America Post-Acute Care	48.1	45.4	5.9
International and Surgical	83.5	71.5	16.8
Total Eliminations	(1.5)	(0.9)	n/m

Total Hill-Rom	341.4	321.0	6.4
Batesville Casket	162.9	162.2	0.4

Total revenues	$504.3	$483.2	4.4

Divisional income:
North America Acute Care	$50.4	$53.0	(4.9)
North America Post-Acute Care	13.3	15.1	(11.9)
International and Surgical	10.0	9.6	4.2
Functional Costs	(42.4)	(37.0)	14.6

Total Hill-Rom	31.3	40.7	(23.1)
Batesville Casket	42.3	44.3	(4.5)

Total divisional income	$73.6	$85.0	(13.4)

Reconciling differences between total divisional income above and income before income taxes include public entity and other costs, as well as special charges and other income/expense. See Note 11 in the Condensed Consolidated Financial Statements for more details.
Hill-Rom North America Acute Care
North America Acute Care revenues increased $6.3 million, or 3.1 percent, in the first quarter of 2008 compared to the first quarter of 2007. Sales revenues reflected an increase of $7.1 million, or 4.9 percent, with favorable price realization, volume and mix; while rental revenues were lower by $0.8 million, or 1.3 percent, due to lower volumes. Sales price realization and volume increases were led by product sales in the patient environment (that is, furniture and architectural products), service contract revenues, sales of CareAssist® ES med-surg bed and sales of our new Affinity® IV birthing bed. Somewhat offsetting the volume strength from these products, we experienced lower volumes in our mid- and high-acuity bed platforms. Rental revenues within North America Acute Care reflected higher therapy rental revenues in conjunction with the continuing investments in new products for our rental fleet, including bariatric bed frames and various surface products. This favorability was more than offset by lower rentals of moveable medical equipment, which we expect to be improved in future periods following the addition of sales specialists in that market.
For North America Acute Care, divisional income decreased $2.6 million in the first quarter of 2008 compared to the prior year period. Gross profit was up $1.7 million compared to the prior period driven primarily by the higher revenues and improved sales price realization in patient environment and parts and services offerings. The higher gross profit from capital sales was partially offset by lower volumes in our mid- and high-acuity bed platforms and slightly lower rental gross profit due to the lower rental revenues. Increases in investment spending over the prior year in the areas of marketing, selling, and research and development offset the gross profit improvement during the quarter and led to higher operating expenses of $4.3 million as we continue our efforts to position ourselves to best execute our strategies to accelerate growth.

Hill-Rom North America Post-Acute Care
North America Post-Acute Care revenues increased $2.7 million, or 5.9 percent, in the first quarter of 2008 compared to the first quarter of 2007. Sales revenues increased by $3.0 million, reflecting progress in our efforts to increase sales channel focus and improved support surfaces offerings for our extended care customers. Rental revenues decreased slightly, $0.3 million, primarily related to a decrease in activity of our standard therapy rentals, partially offset by higher revenue on The Vest® product rentals.
Despite the improved revenues, divisional income for North America Post-Acute Care decreased $1.8 million, or 11.9 percent, in the first quarter of 2008 compared to the prior year period as a result of continued investment spending in sales, marketing, and new product development. Similar to our Acute Care segment, such investment spending drove an overall increase in operating expenses of $3.1 million as we continue to position ourselves for future growth opportunities. Those higher costs were partially offset by higher gross profit of $1.3 million realized on the higher sales revenues.
Hill-Rom International and Surgical
International and Surgical revenues increased $12.0 million, or 16.8 percent, in the first quarter of 2008 compared to the first quarter of 2007, inclusive of favorable exchange rates of $6.4 million. Sales revenues, up $9.2 million, were positively affected by increased sales in Europe as a result of the AvantGuard™ 800 bed frame, which we launched in Europe to address market demand in the low- and mid-acuity bed frame and long term care segments. Rental revenues were also higher by $2.8 million due to increased volumes and favorable exchange rates. In addition to significant growth in Europe, we also experienced growth in Asia and within our Surgical business. Also noteworthy, we began to deliver shipments of our newly developed beds and furniture to the medicalized long term care marketplace in Europe during the first quarter of 2008.
Divisional income for International and Surgical increased $0.4 million in the first quarter of 2008 compared to the prior year period, including the impact of favorable exchange rates of $1.0 million. Gross profit was up $4.5 million compared to the prior period on the increased sales revenues described above and the higher rental volume. A 10 basis point improvement in gross margin resulted from the higher rental volume, with the impact lessened by a one-time unfavorable impact from a negotiated distributor settlement. Operating expenses increased by $4.1 million primarily due to the impact of exchange rates on costs and additional investment spending in new product development.
Batesville Casket
Batesville Casket revenues in the first quarter of 2008 were essentially flat increasing $0.7 million or 0.4 percent over the prior year comparable period. Revenues were favorably impacted by improved net price realization of $5.6 million as a result of our annual price increase. A relatively flat number of deaths in North America along with the slow, steady increase in cremation selection continue to negatively impact the burial market. Strong preceding quarter sales due to customers buying ahead of our price increase also reduced demand for caskets. As a result, lower sales volumes, primarily related to burial caskets, reduced revenues for the quarter by $4.3 million. While our merchandising initiative is positively impacting our mix of products sold, the overall mix impact on revenue was unfavorable for the quarter by $1.9 million. Further, our expansion in the lower-end metal product offerings has resulted in volume growth, but has also negatively impacted mix. Our revenues during the first quarter of 2008 reflected a positive impact of $1.3 million resulting from the impact of foreign exchange rates over the prior year comparable period.
Batesville Casket divisional income decreased by $2.0 million, or 4.5 percent, in the first quarter compared to the same period of the prior year. This unfavorability was driven primarily by increased distribution costs as the lower burial volume and mix trends noted above were generally offset by price realization. Total distribution costs increased by $2.5 million due to inflation related to compensation and benefits along with escalating fuel prices. Year over year distribution costs were also negatively impacted by a $0.5 million non-recurring gain on a distribution facility sale in the prior year. Other operating expenses were also slightly higher than the prior year quarter due primarily to inflationary increases in personnel and benefit costs, which were largely offset by decreased spending on antitrust litigation of $1.2 million.

Liquidity and Capital Resources

	Three Months Ended
	December 31,
(Dollars in millions)	2007	2006
Cash Flows Provided By (Used In):
Operating activities	$120.1	$101.8
Investing activities	(69.1)	(76.9)
Financing activities	(6.8)	(13.9)
Effect of exchange rate changes on cash	(0.2)	1.0

Increase in Cash and Cash Equivalents	$44.0	$12.0

Net cash flows from operating activities have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions in recent years. We have financing agreements which contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements). However, there are limitations with respect to secured indebtedness. Our financing agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements.
Operating Activities
For the three month period ended December 31, 2007, net cash provided by operating activities totaled $120.1 million, compared to $101.8 million for the three months ended December 31, 2006. The primary reason for the improved cash flows was improved collections of accounts receivable, especially of rental receivables, as we are benefiting from numerous initiatives improving the underlying processes.
Lower net income during the fiscal 2008 quarter was offset by noncash addbacks related to higher depreciation expense and deferred income taxes.
Besides the favorable impact of accounts receivable collections discussed above, the impact on cash during the quarter of other changes in working capital were comparable to the prior year quarter as improved cash flows from inventories (reflecting a decrease in inventories on hand since the prior year-end) was offset by a reduction in accounts payable (reflecting higher payments to our vendors) during the same period.
Investing Activities
Net cash used in investing activities for the three months ended December 31, 2007 totaled $69.1 million compared to $76.9 million for the three months ended December 31, 2006. The higher cash usage in the prior year was driven primarily by our October 2006 acquisition of Medicraft, for which we paid $15.8 million and of which, $14.8 million was paid in the first quarter of 2007. Partially offsetting was higher investment activity in the fiscal 2008 quarter as we increased the level of higher yielding short-term investments in conjunction with our strong cash flows.
Capital expenditures decreased slightly to $26.0 million from $27.3 million in the prior year period. Full fiscal year 2008 capital expenditures are expected to be at a level comparable with capital spending in 2007, which was $135.2 million.
Financing Activities
Net cash used in financing activities totaled $6.8 million for the three months ended December 31, 2007 compared to $13.9 million for the three months ended December 31, 2006.

Cash dividends paid increased slightly to $17.7 million in the first quarter of 2008, compared to $17.5 million in the prior year comparable period due to the increase in shares outstanding and a slight increase in the dividend. Quarterly cash dividends per share were $0.2850 in the first quarter of 2008 and $0.2825 for the first quarter of 2007.
Proceeds on the exercise of stock options increased to $9.9 million in the first quarter of 2008, from $3.5 million in the first quarter of 2007 due to an increase in the number of shares exercised. Treasury stock acquired increased slightly to $0.9 million in the first quarter of 2008, compared to $0.6 million in the prior year comparable period. All share acquisitions were in connection with employee payroll tax withholding for restricted and deferred stock distributions.
Our debt-to-capital ratio was 21.7 percent at December 31, 2007 compared to 23.5 percent at December 31, 2006. This decrease was primarily due to the higher capital resulting from earnings.
Other Liquidity Matters
As of December 31, 2007, we have a $400 million five-year senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. and Citigroup North America, Inc. The term of the five-year facility expires on June 1, 2009. Borrowings under the credit facility bear interest at variable rates, as defined therein. The availability of borrowings under the five-year facility is subject to our ability at the time of borrowing to meet certain specified conditions. These conditions include, without limitation, a maximum debt to capital ratio of 55 percent. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of December 31, 2007, we: (i) had $13.8 million of outstanding, undrawn letters of credit under the five-year facility, (ii) were in compliance with all conditions set forth under the facility and (iii) had complete access to the remaining $386.2 million of borrowing capacity available under that facility.
We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of December 31, 2007, we had $10.7 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of December 31, 2007, we had $17.6 million of outstanding, undrawn letters of credit under an uncommitted credit line of $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
In addition, on July 14, 2003, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission on Form S-3 for the potential sale of up to $1 billion in debt and/or equity securities. This registration statement is effective and should provide us with significant flexibility with respect to our access to the public markets. However, there can be no assurance that additional financing under the universal shelf registration statement or elsewhere will be available at terms acceptable to us. On June 7, 2004, we issued $250.0 million of senior notes from this universal shelf registration statement, leaving $750.0 million of available capacity under the universal registration statement.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings.
During the first quarter of fiscal 2008, we did not repurchase any shares of our common stock in the open market. As of December 31, 2007, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.

We believe that cash on hand and generated from operations and amounts available under our credit facility along with amounts available from the capital markets, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 12 of the Condensed Consolidated Financial Statements, and the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and/or liquidity.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities and Commitments
There have not been any significant changes since September 30, 2007 impacting our liquidity or any material changes in our contractual obligations. However, due to the adoption of an accounting pronouncement, we now include an additional $44.6 million of other long term liabilities, which represents uncertain tax positions for which is not possible to determine in which future period the tax liability might be paid out. See Note 1 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating its potential impact to our financial statements and results of operations.
In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
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
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. We had currency derivative instruments outstanding in the contract amount of $22.6 million at December 31, 2007, and those derivative instruments had a fair value of $0.2 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/losses, initially recorded as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $2.1 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $2.5 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
Our financial instruments are exposed to interest rate and credit risk. We have two interest rate swap agreements outstanding that convert our fixed interest rate expense to a floating basis. The notional amount of the interest rate swaps is $200.0 million. The gains or losses arising from the interest rate swap contracts offset gains or losses on the underlying assets or liabilities and are recognized as offsetting adjustments to the carrying amounts. Our full exposure to floating rate risk is reduced by the cash and investment securities held during each period, which are also subject to floating rates and therefore reduce our total exposure to movements in rates. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. As of December 31, 2007, the interest rate swap contracts reflected a cumulative gain of $1.2 million, compared to a cumulative loss of $1.9 million at September 30, 2007.
At December 31, 2007, we held $164.3 million of investment securities, which consisted of highly rated auction rate municipal bonds classified as available-for-sale and recorded at fair market value. These securities generally have variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we had the ability to quickly liquidate these securities. To the extent these investments become illiquid as a result of market conditions or other factors, our ability to fund our operating and capital expenditures will not be materially affected.
We are also subject to volatility in our noncurrent investment portfolio, which had a book value of $59.0 million at December 31, 2007. The noncurrent investment portfolio, which includes equity partnerships among other investments, could be adversely affected by general economic conditions, changes in interest rates, default on debt instruments and other factors, resulting in an adverse impact on our financial condition.
Our pension plan assets, which were approximately $335 million at December 31, 2007, are also subject to volatility that can be caused by fluctuation in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio.

In addition, we have outstanding notes receivable, the majority of which represents the seller financing provided to FFS Holdings, Inc., related to the divestiture of Forethought Financial Services, Inc. (“Forethought”) in fiscal 2004. The notes receivable balance also includes a number of notes with customers of Batesville Casket and Hill-Rom associated with previous installment sales or payment plans that were negotiated to settle unpaid balances. Should Forethought fail to perform consistent with the original expectations set forth by FFS Holdings, Inc. or underperform to an extent that it cannot meet its financial obligations, or should general economic conditions or other factors result in defaults of our customer notes, our earnings could be negatively impacted resulting in a material adverse impact on our financial condition and results of operations.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions in the Court. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and Hillenbrand in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and Hillenbrand had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and Hillenbrand’s motion to dismiss and ordered the action dismissed with prejudice.
The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.

In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, Hillenbrand, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.
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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. The Court has reset a docket call in both the FCA and Pioneer Valley actions for May 5, 2008. A docket call is typically a status conference with the Court to set a trial date. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the Court has ruled on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
If a class is certified in any of the antitrust cases filed against Hillenbrand and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other.

We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, Batesville was served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against Batesville.
Other Batesville Casket Litigation
On August 17, 2007, a lawsuit styled Vertie Staples v. Batesville Casket Company, Inc. was filed against us in the United States District Court for the Eastern District of Arkansas. The case is a putative class action on behalf of the plaintiff and all others who purchased a Monoseal® casket manufactured by Batesville from a licensed funeral home located in Arkansas from January 1, 1989 to the present. The plaintiff claims that Monoseal® caskets were marketed as completely resistant to the entrance of air and water when they were not. The plaintiff asserts causes of action under the Arkansas Deceptive Trade Practices Act and for fraud, constructive fraud and breach of express and implied warranties. On January 9, 2008, the plaintiff filed an amended complaint that added another putative class plaintiff, restated the pending claims, and added a claim for unjust enrichment. In order to establish federal jurisdiction over the claims under the Class Action Fairness Act, the plaintiff alleges that the amount in controversy exceeds $5 million.
This action is in the very early stages of litigation, and as such, we are not yet able to assess the potential outcome of this matter. There is a trial date of November 3, 2008. We believe the claims are without merit and will vigorously defend the case. It is not unusual to have multiple copycat class actions suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations could be brought against us.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. There have been no material changes to the risk factors described in that report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total		as Part of	that May Yet Be
	Number		Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased [1]	Paid per Share	or Programs [2]	Programs
October 1, 2007 - October 31, 2007	85	54.76	—	3,000,000

November 1, 2007 - November 30, 2007	1,400	53.66	—	3,000,000

December 1, 2007 - December 31, 2007	15,478	53.68	—	3,000,000

Total	16,963	53.68	—	3,000,000

1	All shares purchased in the three months ended December 31, 2007 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3 million are still available for repurchase. There were no purchases under this approval in the three months ended December 31, 2007. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.
Item 6. EXHIBITS
A. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLENBRAND INDUSTRIES, INC.
DATE: February 7, 2008	BY:	/S/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: February 7, 2008	BY:	/S/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002