Form 10-Q
period 2008-03-31
Hill-Rom Holdings, Inc.
filed 2008-05-14
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008   Commission File No. 1-6651
HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1069 State Route 46 East Batesville, Indiana (Address of principal executive offices)	47006-8835 (Zip Code)
(812) 934-7777
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,352,844 shares as of May 2, 2008.

HILL-ROM HOLDINGS, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (Unaudited)

Condensed Consolidated Statements of Income for the Quarterly and Year-to-Date Periods Ended 3/31/08 and 3/31/07	3

Condensed Consolidated Balance Sheets at 3/31/08 and 9/30/07	4

Condensed Consolidated Statements of Cash Flows for the Year-to-Date Periods Ended 3/31/08 and 3/31/07	5

Notes to Condensed Consolidated Financial Statements	6-31

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-47

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	47

Item 4 — Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	49

Item 1A — Risk Factors	49

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 4 — Submission of Matters to a Vote of Security Holders	51

Item 6 — Exhibits	52-53

SIGNATURES	54

Exhibit 2.2
Exhibit 3.1
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hill-Rom Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/08	3/31/07	3/31/08	3/31/07
Net Revenues
Health Care sales	$255.3	$227.9	$484.8	$438.7
Health Care rentals	119.9	107.1	231.8	217.3

Total revenues	375.2	335.0	716.6	656.0

Cost of Revenues
Health Care cost of goods sold	150.3	130.2	286.8	252.6
Health Care rental expenses	57.6	52.6	110.5	105.8

Total cost of revenues	207.9	182.8	397.3	358.4

Gross Profit	167.3	152.2	319.3	297.6

Other operating expenses	146.9	122.0	273.2	232.4
Special charges	—	0.2	2.3	0.2

Operating Profit	20.4	30.0	43.8	65.0

Interest expense	(4.5)	(5.5)	(10.1)	(11.2)
Investment income and other, net	1.0	1.1	3.8	1.8

Income from Continuing Operations Before Income Taxes	16.9	25.6	37.5	55.6

Income tax expense (Note 11)	7.5	9.9	15.7	20.9

Income from Continuing Operations	9.4	15.7	21.8	34.7

Discontinued Operations (Note 3):
Income from discontinued operations before income taxes	31.1	59.4	79.9	111.6
Income tax expense	14.1	20.2	30.5	39.5

Income from discontinued operations	17.0	39.2	49.4	72.1

Net Income	$26.4	$54.9	$71.2	$106.8

Income per common share from continuing operations — Basic	$0.15	$0.25	$0.35	$0.56
Income per common share from discontinued operations — Basic	0.27	0.64	0.79	1.17

Net Income per Common Share — Basic	$0.42	$0.89	$1.14	$1.73

Income per common share from continuing operations — Diluted	$0.15	$0.25	$0.35	$0.56
Income per common share from discontinued operations — Diluted	0.27	0.63	0.79	1.16

Net Income per Common Share — Diluted	$0.42	$0.89	$1.14	$1.73

Note: Certain per share amounts may not accurately add due to rounding.

Dividends per Common Share	$0.2850	$0.2850	$0.5700	$0.5675

Average Common Shares Outstanding — Basic (thousands) (Note 12)	62,369	61,698	62,265	61,641

Average Common Shares Outstanding — Diluted (thousands) (Note 12)	62,566	61,944	62,476	61,889

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/08	9/30/07
Assets
Current Assets
Cash and cash equivalents	$145.9	$81.5
Investment securities (Note 1)	48.6	112.8
Trade accounts receivable, net of allowances (Note 2)	362.1	491.6
Inventories (Note 2)	113.3	154.9
Deferred income taxes (Notes 1 and 11)	27.0	34.9
Other current assets	36.7	18.7

Total current assets	733.6	894.4

Equipment leased to others, net (Note 2)	192.8	185.7
Property, net (Note 2)	126.0	224.6
Investments	0.8	62.9
Goodwill	424.4	428.7
Software and other intangibles (Note 2)	135.1	155.7
Notes receivable, net of discounts	12.0	143.3
Other assets	12.2	21.7

Total Assets	$1,636.9	$2,117.0

Liabilities
Current Liabilities
Trade accounts payable	$122.8	$104.0
Short-term borrowings	11.4	8.8
Accrued compensation	65.4	93.8
Accrued product warranties (Note 13)	18.3	19.8
Accrued customer rebates	3.1	23.8
Accrued litigation (Note 15)	21.1	21.2
Other current liabilities	83.9	68.2

Total current liabilities	326.0	339.6

Long-term debt	126.6	348.6
Accrued pension and postretirement benefits	47.7	59.2
Deferred income taxes	22.1	37.0
Other long-term liabilities	61.6	54.8

Total Liabilities	584.0	839.2

Commitments and Contingencies (Note 15)	—	—

Shareholders’ Equity (Note 9)
Common stock	4.4	4.4
Additional paid-in-capital	105.5	98.4
Retained earnings	1,505.6	1,753.4
Accumulated other comprehensive income (Note 7)	10.1	2.3
Treasury stock, at cost	(572.7)	(580.7)

Total Shareholders’ Equity	1,052.9	1,277.8

Total Liabilities and Shareholders’ Equity	$1,636.9	$2,117.0

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	3/31/08	3/31/07
Operating Activities
Net income	$71.2	$106.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59.2	53.4
Accretion and capitalized interest on financing provided on divestiture, net of loss on renegotiation	(1.0)	(7.4)
Investment income/gains on equity method investments	(6.8)	(6.9)
Provision for deferred income taxes	(6.8)	(1.6)
(Gain) loss on disposal of fixed assets	2.4	(0.3)
Stock compensation	16.1	4.7
Loss on extinguishment of debt and termination of credit facility (Note 5)	3.2	—
Change in working capital excluding cash, current investments, current debt, prepaid pension costs and acquisitions	57.7	(11.6)
Interest proceeds on seller financing	11.2	—
Other, net	(2.2)	(0.5)

Net cash provided by operating activities	204.2	136.6

Investing Activities
Capital expenditures and purchase of intangibles	(56.7)	(72.2)
Proceeds on sales of fixed assets	0.6	1.0
Acquisitions of businesses, net of cash acquired	—	(20.8)
Investment purchases and capital calls	(316.8)	(118.9)
Proceeds on investment sales/maturities	330.9	99.5
Principle proceeds from liquidation of preferred stock investment and seller financing note receivable	27.8	—

Net cash used in investing activities	(14.2)	(111.4)

Financing Activities
Change in short-term debt	2.6	0.7
Debt issuance costs	(1.9)	—
Borrowings on revolver	250.0	—
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	(225.3)	—
Payment of cash dividends	(35.4)	(35.2)
Proceeds on exercise of options	10.5	9.1
Excess tax benefits	0.1	0.2
Treasury stock acquired	(1.4)	(1.2)
Cash transferred to Hillenbrand, Inc. in spin-off	(125.9)	—

Net cash used in financing activities	(126.7)	(26.4)

Effect of exchange rate changes on cash	1.1	1.3

Total Cash Flows	64.4	0.1

Cash and Cash Equivalents:
At beginning of period	81.5	81.9

At end of period	$145.9	$82.0

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies

Basis of Presentation

On March 31, 2008, Hill-Rom Holdings, Inc. (the “Company”) completed the spin-off of its funeral services business operating under the Batesville Casket name. The first step was to distribute certain assets and liabilities from the Company and its medical technology business subsidiaries to Hillenbrand, Inc., (formerly Batesville Holdings, Inc.) the newly formed holding company for the Batesville Casket funeral services business. In the second step, the Company made a tax-free one for one stock dividend of 100 percent of the common stock of Hillenbrand, Inc. on a pro rata basis to the Company’s shareholders. In connection with the distribution, the Company, formerly known as Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc. and Batesville Holdings, Inc. changed its name to Hillenbrand, Inc.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in the Condensed Consolidated Statements of Income. The Condensed Consolidated Balance Sheet at September 30, 2007 does not reflect separate classification of assets, liabilities and components of shareholders’ equity of the funeral services business, although such amounts are not included in the March 31, 2008 balance sheet because the spin-off occurred after the close of business on that day. Similarly, the Condensed Consolidated Statements of Cash Flows is presented without separate classification of cash flows from the funeral services business through March 31, 2008. Unless otherwise noted, the Notes to Condensed Consolidated Financial Statements exclude information related to the funeral services business. See Note 3 for a further discussion of the spin-off of the funeral services business.

The unaudited, condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission. Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). In the opinion of management, the financial statements herein which include the effects of the spin-off described above, include all adjustments, consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), income taxes (Note 11), accrued warranties (Note 13) and accrued litigation and self insurance reserves (Note 15), among others.

Investment Securities

At March 31, 2008, we had $48.6 million of investment securities, which consisted primarily of AAA rated municipal student loan auction rate securities. These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. We classify our investment securities as available-for-sale and record them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, recently began to experience auction failures as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced failures and a lower level of liquidity. As a result of the failed auctions and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.

We have estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. As a result, we recorded an unrealized loss in the amount of $1.5 million recorded net of tax as a component of accumulated other comprehensive income to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. The risk exists that the various valuation models utilized will not reasonably predict the actual price necessary to attract interested buyers for these securities.

Although recent market conditions and auction failures have adversely impacted the liquidity of these securities, management believes that the portfolio will be converted to cash within the next 12 months. We have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, we may not be able to convert these securities to cash during this period, which could result in further temporary unrealized losses or impairment, and liquidity and earnings could be adversely affected.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

Income Taxes and Adoption of FIN 48

On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which addresses the accounting and disclosure of material uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

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

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns, with open tax years generally ranging from 2003 forward. As of October 1, 2007, the Company has completed audits with the Internal Revenue Service (“IRS”) for tax years prior to fiscal 2002. Additionally, the IRS has concluded its audit of fiscal 2002 and 2003, however, these periods are not yet closed as we have filed a protest with the IRS which is currently under review. We are in agreement with the audit findings of the IRS for these periods except for one tax matter related to the character of payments we received to terminate interest rate swap contracts. The Company is currently under examination by the IRS for fiscal years 2004 through 2008. For fiscal years 2007 and 2008, the Company is participating in the IRS Compliance Assurance Program (“CAP’). The CAP provides the opportunity for the IRS to review the Company’s tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

The Company has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will conclude the current audit of our fiscal years 2004 through 2006 and resolve the matter currently under consideration at appeals in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statues of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $16 to $18 million in the next twelve months, excluding interest.

The amount of unrecognized tax benefits at adoption was reduced by $8.4 million in the first quarter primarily related to the settlement of the timing of certain compensation deductions. The offset for this adjustment was recorded as a reduction to deferred tax assets.

In the second quarter of fiscal 2008, the amount of our gross unrecognized tax benefits decreased by $2.4 million primarily related to the spin-off of our funeral services business and adjustments for current audit activity. After recording these adjustments, the total amount of gross unrecognized tax benefits as of March 31, 2008 was $33.8 million, which includes $19.9 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns. Pursuant to the Tax Sharing Agreement entered into as part of the spin-off (and described in Note 3), Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business. As of March 31, 2008, such gross unrecognized tax benefits were $4.8 million, excluding interest.

Recently Issued Accounting Standards

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b — Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating the potential impact of this statement on our financial statements and results of operations.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. We are currently evaluating the potential impact of this pronouncement on our financial statements.

2.	Supplementary Balance Sheet Information

The following information pertains to assets and consolidated shareholders’ equity. The March 31, 2008 balances include only continuing operations, whereas the September 30, 2007 balances also include the discontinued funeral services operations.

	3/31/2008	9/30/2007
Allowance for possible losses and discounts on trade receivables	$30.4	$51.5
Inventories:
Finished products	$61.4	$92.4
Raw materials and work in process	51.9	62.5

Total inventory	$113.3	$154.9

Accumulated depreciation of equipment leased to others and property	$535.9	$734.9

Accumulated amortization of intangible assets	$88.7	$98.2

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,262,840	61,991,652

Treasury shares	18,061,072	18,332,260

3.	Spin-off of Funeral Services Business Classified as Discontinued Operations

As discussed in Note 1, on March 31, 2008, the Company completed the spin-off of its funeral services business through a tax-free stock dividend to its shareholders. Pursuant to the Distribution Agreement (“Distribution Agreement”) between the Company and Hillenbrand, Inc., the recently formed holding company for the funeral services business, the Company contributed net assets in the amount of $269.0 million to Hillenbrand, Inc. The following table presents summary information related to the net assets contributed to Hillenbrand, Inc. at the close of business on March 31, 2008:

Assets
Current Assets
Cash	$125.9
Investment securities	55.3
Trade accounts receivable, net of allowances	101.8
Inventories	49.7
Deferred income taxes	18.8
Other current assets	37.2

Total current assets	388.7

Property, plant and equipment, net	93.7
Intangible assets, net	21.3
Investments	27.9
Notes receivable	124.6
Deferred income taxes	10.8
Other assets	31.8

Total assets contributed	$698.8

Liabilities
Current liabilities
Trade accounts payable	$19.8
Accrued compensation	23.1
Short-term borrowings	250.0
Accrued customer rebates	18.8
Other current liabilities	40.7

Total current liabilities	352.4

Accrued pension and postretirement benefits	38.9
Other liabilities	38.5

Total liabilities contributed	$429.8

Total net assets contributed	$269.0

Included in the net assets contributed and discussed above were payables of $15.4 million related to the final cash distribution to Hillenbrand, Inc., which was paid in full in April 2008, and $9.1 million for income tax benefits which will be realized by us over a period of years as certain liabilities related to former corporate and non-medical technology employees are paid by Hillenbrand, Inc. (see the discussion under “Tax Sharing Agreement” below for more details regarding this liability and the corresponding payable to Hillenbrand, Inc.). Additionally, at March 31, 2008, Hillenbrand, Inc. owed the Company $20.2 million, which we expect to be paid by the end of fiscal 2008 and relates primarily to income taxes payable on income generated by the funeral service business through the date of separation.

As a result of the spin-off transaction, the funeral services business and certain other costs have been classified within discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented herein. The following table and accompanying notes present certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the three and six month periods ended March 31:

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Funeral services sales	$191.4	$181.2	$354.3	$343.4

Total expenses (a) (b) (c) (d)	160.3	121.8	274.4	231.8

Income from discontinued operations before income taxes	31.1	59.4	79.9	111.6

Income tax expense (e)	14.1	20.2	30.5	39.5

Income from discontinued operations	$17.0	$39.2	$49.4	$72.1

(a)	Total expenses include all costs of discontinued operations, including costs of goods sold, operating expenses and other income and expense items.

(b)	The Company incurred certain non-recurring costs directly related to the spin-off transaction of $22.7 and $25.0 million during the three and six month periods ended March 31, 2008. Of these amounts, which were primarily for investment banking fees, legal, accounting, other professional and consulting fees, $21.2 and $23.4 million have been allocated to discontinued operations in the Condensed Consolidated Statements of Income. All remaining amounts are recorded within income from continuing operations in each period.

(c)	Additionally, total one-time stock-based compensation charges of $10.3 million were recognized in the second quarter due to the modification of stock options and accelerated vesting of certain restricted stock awards in connection with the spin-off. The portion of the stock-based compensation charge related to outstanding awards held by employees of the funeral services business, which was $4.5 million, were allocated to discontinued operations, while the remaining $5.8 million was recorded within income from continuing operations. See Note 8 for more details of stock-based compensation activity related to the spin-off transaction.

(d)	On July 1, 2004, we closed on the sale of Forethought Financial Services, Inc., a previously wholly-owned insurance business, to Forethought Financial Group, Inc. (“FFG”), which acquired all the common stock of Forethought Financial Services, Inc. and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The seller financing included a seller note, Preferred Stock in FFG and a debt service note receivable associated with third party secured financing obtained by FFG in connection with the transaction. During our second fiscal quarter of 2008, we renegotiated the terms of that seller financing provided to FFG. In connection with the renegotiation, we received payment of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the Preferred Stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of our recognition of unamortized discount as interest income. As a result of the renegotiated terms and cash settlement for the Preferred Stock and debt service note receivable and the revised expected maturity of the seller note, we recognized a cumulative charge in our second fiscal quarter of $6.4 million. The remaining outstanding portion of the seller note and warrants to purchase stock in FFG were contributed to a subsidiary of Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business, and accordingly, the $6.4 million charge was classified as a component of income from discontinued operations in the Condensed Consolidated Statement of Income.

(e)	Includes the income tax effects of the adjustments described above.

The Company entered into the Distribution Agreement as well as a number of other agreements with Hillenbrand, Inc. for the purpose of accomplishing the separation of the funeral services business from the Company and the distribution of Hillenbrand, Inc. common stock to the Company’s shareholders. These agreements govern the relationship between the Company and Hillenbrand, Inc. subsequent to the distribution and provide for the allocation of the assets, investments and property of the Company as well as of investments, property and employee benefits, tax and other liabilities and obligations attributable to periods prior to the distribution. These agreements included:
•	Judgment Sharing Agreement;

•	Employee Matters Agreement; and

•	Tax Sharing Agreement.
In addition, the Company entered into shared services and transition services agreements regarding certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases with Hillenbrand, Inc. for shared locations. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases, which approximate fair market value. Also, the Company entered into agreements providing for the joint ownership by it and Hillenbrand, Inc. of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hillenbrand, Inc. with respect to various real estate and improvements thereon owned by us or Hillenbrand, Inc. in the Batesville, Indiana area.

The shared services and transition services agreements were each described in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 17, 2008 (the “March 17, 2008 Form 8-K”). Additionally, the Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement and Tax Sharing Agreement were each filed as exhibits to the March 17, 2008 Form 8-K. The following summaries of those agreements set forth the terms we believe to be material and are qualified in their entirety by reference to the full text of the agreements.

Distribution Agreement

The Distribution Agreement sets forth the agreements between the Company and Hillenbrand, Inc. with respect to the principal corporate transactions that were required to effect the separation of Hillenbrand, Inc. from the Company, the allocation of certain corporate assets and liabilities of the Company and Hillenbrand, Inc., and sets forth the framework of the other agreements governing the relationship between the two companies.

The Distribution Agreement provides that we and our subsidiaries will release and discharge Hillenbrand, Inc. and its subsidiaries from all liabilities to us and our subsidiaries of any sort, including liabilities in connection with the transactions contemplated by the Distribution Agreement, except as expressly set forth in the agreement. Conversely, Hillenbrand, Inc. and its subsidiaries will release and discharge us and our subsidiaries from all liabilities to Hillenbrand, Inc. and its subsidiaries of any sort, including liabilities in connection with the transactions contemplated by the Distribution Agreement, except as expressly set forth in the agreement. The releases do not release any party from, among other matters, liabilities assumed by or allocated to the party pursuant to the Distribution Agreement or the other agreements entered into in connection with the separation (including the Judgment Sharing Agreement described below) or from the indemnification and contribution obligations under the Distribution Agreement or such other agreements. The Distribution Agreement contains mutual indemnification provisions under which each party agrees to indemnify the other against liabilities related to its business and certain other liabilities.

Except as otherwise provided in the Distribution Agreement, the Company has agreed to indemnify, defend and hold harmless Hillenbrand, Inc. and its subsidiaries from and against all liabilities relating to, arising out of or resulting from:
•	Any liabilities relating to the Company or its business, including the failure of the Company or any of its subsidiaries (other than Hillenbrand, Inc. or any of its subsidiaries), to pay, perform or otherwise promptly discharge any such liabilities in accordance with their respective terms;
•	Any breach by the Company or any of its subsidiaries (other than Hillenbrand, Inc. or any of its subsidiaries), of the Distribution Agreement or any of the other agreements;
•	Certain specified claims, other than the claims covered by the Judgment Sharing Agreement discussed below; and
•	Any untrue statement or alleged untrue statement of a material fact, or any omission or alleged omission to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading in any information provided by the Company to Hillenbrand, Inc. specifically for inclusion in Hillenbrand, Inc.’s Registration Statement on Form 10 or the related information statement or in any information provided by the Company to Hillenbrand, Inc. specifically for use in SEC filings made by Hillenbrand, Inc. after the distribution date.
Except as otherwise provided in the Distribution Agreement, Hillenbrand, Inc. has agreed to indemnify, defend and hold harmless the Company and each of its subsidiaries from and against all losses relating to, arising out of or resulting from:
•	Any liabilities relating to Hillenbrand, Inc. pursuant to the Distribution Agreement, including the failure of Hillenbrand, Inc. or any of its subsidiaries to pay, perform or otherwise promptly discharge any such liabilities in accordance with their respective terms;
•	Any breach by Hillenbrand, Inc. or any of its subsidiaries of the Distribution Agreement or any of the other agreements;
•	Certain specified claims, other than the claims covered by the Judgment Sharing Agreement discussed below; and
•	Any untrue statement or alleged untrue statement of a material fact, or any omission or alleged omission to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, in Hillenbrand, Inc.’s Registration Statement on Form 10 or the related information statement (except for any information provided to Hillenbrand, Inc. by the Company for inclusion therein) or in any information provided by Hillenbrand, Inc. to the Company specifically for use in SEC filings made by the Company after the distribution date.
The Distribution Agreement also will establish procedures with respect to claims subject to indemnification and related matters.

Additionally, in order to preserve the credit capacity of each of the Company and Hillenbrand, Inc. to perform its obligations under the Judgment Sharing Agreement described below, the Distribution Agreement imposes certain restrictive covenants on the Company and Hillenbrand, Inc. Specifically, the Distribution Agreement provides that, until an Agreed Termination Event (described below), the Company and its subsidiaries will not:
•	incur indebtedness to finance the payment of any extraordinary cash dividend on its outstanding capital stock or the repurchase of any outstanding shares of its capital stock (the parties have agreed that either of them can apply available cash to reduce indebtedness outstanding at the time of the separation and subsequently incur a comparable amount of indebtedness for the purpose of paying an extraordinary cash dividend or repurchasing shares of capital stock without contravening the prohibitions set forth in this covenant);
•	declare and pay regular quarterly cash dividends on the shares of the Company’s common stock in excess of $0.1025 per share;
•	make any acquisition outside its core area of business, defined to mean the manufacture or sale of non-implantable devices or any other existing business line conducted by the Company and its subsidiaries immediately prior to the spin-off (including medical technologies and related services for the health care industry, such as, for example, patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and workflow technology solutions);
•	incur indebtedness in excess of $100 million to finance any acquisition in its core area of business without the receipt of an opinion from a qualified investment banker that the transaction is fair to the Company’s shareholders from a financial point of view; or
•	incur indebtedness to make an acquisition in its core area of business that either (1) causes the Company’s ratio, calculated as provided in the Distribution Agreement, of Pro Forma Consolidated Total Debt to Consolidated EBITDA (each as defined in the Distribution Agreement) to exceed 1.8x or (2) causes the Company’s credit rating by either Standard & Poor’s Ratings Services or Moody’s Investor Services to fall more than one category below its initial rating after giving effect to the spin-off.
As used in the Distribution Agreement, “Agreed Termination Event” means the first to occur of (1) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described below under Note 15 — Commitments and Contingencies (including any other matter that is consolidated with such matter) or the suspension of the execution of such judgment by the posting of a superseded bond or (2) the settlement or voluntary dismissal of such last pending matter as to the Company and Hillenbrand, Inc. These restrictive covenants will terminate in the event that either the Company’s or Hillenbrand, Inc.’s funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hillenbrand, Inc. and its subsidiaries, except that the definition of core business is different for Hillenbrand, Inc.

Judgment Sharing Agreement

The Company and Hillenbrand, Inc.’s Batesville Casket Company subsidiary have been named in several purported antitrust class action lawsuits described in Note 15, “Commitments and Contingencies”. The Company believes that it has committed no wrongdoing as alleged by the plaintiffs and that it has meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, the Company has not established a loss reserve for any of these cases.

Because the Company, Batesville Casket Company and the other co-defendants in the antitrust litigation matters are jointly and severally liable for any damages assessed at trial with no statutory right of contribution among the defendants, the Company and Hillenbrand, Inc. entered into a Judgment Sharing Agreement to allocate any potential liability that may arise from these cases and any other case that is consolidated with any of these cases.

Specifically, under the Judgment Sharing Agreement, the aggregate amount that the Company and Hillenbrand, Inc. are required to pay or post in cash (1) to satisfy in its entirety any claim (including upon settlement) once the action has been finally judicially determined or (2) to post a bond, in the event the Company or Hillenbrand, Inc. elects to do so, to stay the execution of any adverse judgment pending its final determination, will be funded in the following order of priority:
•	First, Hillenbrand, Inc. is required to contribute an amount equal to:
•	the maximum amount of cash and cash proceeds that Hillenbrand, Inc. has on hand or is able to raise using its best efforts, without any obligation to sell assets other than cash equivalents and subject to limitations on the amount of equity securities Hillenbrand, Inc. is required to issue and the ability to retain cash sufficient to operate its business in the normal course, which is referred to as “maximum funding proceeds,” minus
•	the difference between $50 million and the amount of cash retained to operate the business if the amount of such retained cash is less than $50 million;
•	Second, the Company and its subsidiaries are required to contribute their maximum funding proceeds; and
•	Third, Hillenbrand, Inc. is required to contribute the remainder of its maximum funding proceeds.
Neither the Company nor Hillenbrand, Inc. is required to raise or provide funds if the total amount of funds available to both the Company and Hillenbrand, Inc. would not be sufficient to cover a judgment or settlement amount or the cost of the appeal bond. The funding obligations of each company also are subject to a limitation relating to that company’s continued solvency. The Judgment Sharing Agreement provides that if the foregoing allocation is held to be unenforceable, the Company and Hillenbrand, Inc. will be required to contribute to satisfy any funding obligation based upon a mutually satisfactory agreement as to the Company’s and Hillenbrand, Inc.’s relative culpability (if any) or, failing such an agreement, pursuant to arbitration under the arbitration provisions contained in the Judgment Sharing Agreement.

The Judgment Sharing Agreement provides that Hillenbrand, Inc. is responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of itself and the Company. The Distribution Agreement contains provisions governing the joint defense of the antitrust litigation and other claims. In the event that the Company or Hillenbrand, Inc. is dismissed as a defendant in the antitrust litigation matters (except where the dismissal results from a settlement agreement that does not include both the Company and Hillenbrand, Inc.) or is found upon conclusion of trial not to be liable for payment of any damages to the plaintiffs, any funding obligations under the Judgment Sharing Agreement of the party so dismissed or found not liable will terminate once such dismissal or finding of no liability is finally judicially determined.

We apply SFAS No. 5, “Accounting for Contingencies,” in evaluating and accounting for the Judgment Sharing Agreement.

Employee Matters Agreement

The Company entered into an Employee Matters Agreement with Hillenbrand, Inc. prior to the spin-off that governs compensation and employee benefit obligations with respect to its directors and current and former employees, including the assumption of liabilities for certain former Company directors and employees and former employees of other non-medical technology businesses. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the distribution including, without limitation, the treatment of equity-based awards outstanding at the date of separation, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement, postretirement and welfare benefit obligations.

With certain possible exceptions, the Employee Matters Agreement provides that since the distribution, Hillenbrand, Inc. employees and directors generally have ceased to be active participants in, and Hillenbrand, Inc. has generally ceased to be a participating employer in, the benefit plans and programs maintained by the Company.

Except as specifically provided in the Employee Matters Agreement, Hillenbrand, Inc. generally has assumed, retained and is liable for all wages, salaries, welfare, incentive compensation and employee-related obligations and liabilities for its directors and all current and former employees of its business, along with those for certain former Hill-Rom Holdings, Inc. directors and corporate employees and former employees of other non-medical technology businesses. The Distribution Agreement provides that if neither Hillenbrand, Inc. nor the Company is entitled to receive a full tax deduction for any liabilities discharged by Hillenbrand, Inc. with respect to these former directors and employees, Hillenbrand, Inc. will reassign those liabilities back to the Company and pay the Company an amount equal to the then carrying value of these liabilities on their books and records, net of taxes at an assumed rate of 36.25 percent, subject to adjustment at the time of such reassignment in the event of future changes in the federal income tax rate. Based upon the carrying amounts of these liabilities and the related tax benefits as of March 31, 2008, the cash payment that Hillenbrand, Inc. would have been required to make under the circumstances described above would have approximated $13.9 million. Additionally, the Company and Hillenbrand, Inc. agreed that with the assumption of liabilities for these Company directors and former employees, Hillenbrand, Inc. is entitled to the tax benefit from the satisfaction of such liabilities, and if it is not entitled to this tax benefit, the Company will reimburse Hillenbrand, Inc. for the tax benefit. This tax benefit will be determined based on the cash benefit to Hillenbrand, Inc. as if such deduction were taken and allowed on Hillenbrand, Inc.’s filed tax returns, including any amended tax returns.

Tax Sharing Agreement

The Company entered into a Tax Sharing Agreement with Hillenbrand, Inc. that generally governs each party’s respective rights, responsibilities and obligations after the spin-off with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution to qualify as a tax-free distribution and the preparation and filing of tax returns and the handling of tax audits. Under the Tax Sharing Agreement, Hillenbrand, Inc. is responsible, with certain exceptions, for the payment of all income and non-income taxes attributable to its operations, and the operations of its direct and indirect subsidiaries, whether or not such tax liability is reflected on a consolidated or combined tax return filed by the Company. The Company is responsible for the payment of all income and non-income taxes that are not specifically the obligation of Hillenbrand, Inc.

Hillenbrand, Inc. is generally responsible for any taxes imposed on the Company that arise from the failure of the distribution to qualify as a tax-free distribution for U.S. federal income tax purposes, to the extent that such failure to qualify is attributable to actions, events or transactions relating to Hillenbrand, Inc.’s stock, assets or business, or a breach of the relevant representations or covenants made by Hillenbrand, Inc. in the tax sharing agreement. The Company generally will be responsible for 56.3 percent of any taxes that arise from the failure of the distribution to qualify as a tax-free distribution for U.S. federal income tax purposes, if such failure is for any reason for which neither the Company nor Hillenbrand, Inc. is responsible.

The Tax Sharing Agreement also imposes restrictions on the Company’s and Hillenbrand, Inc.’s ability to engage in certain actions following the separation and sets forth the respective obligations among the Company and Hillenbrand, Inc. with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.

4.	Acquisitions

On October 6, 2006, the Company acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expanded the Company’s sales channel for therapy and higher acuity products in Australia. The purchase price for Medicraft was $15.8 million, including direct acquisition costs and resulted in the recognition of $10.9 million of goodwill and $4.3 million of amortizable intangible assets. The results of Medicraft are included in the Condensed Consolidated Financial Statements since the acquisition’s date of close, and the effect of the acquisition was not material to our results of operations and financial condition.

5.	Financing Agreements

Long-Term Debt

Long-term debt consists of the following:

	March 31,	September 30,
	2008	2007
Unsecured 4.50% debentures due on June 15, 2009	$25.7	$247.7

Unsecured 8.50% debentures due on December 1, 2011	51.1	51.1

Unsecured 7.00% debentures due on February 15, 2024	20.0	20.0

Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8

Total long-term debt	$126.6	$348.6

In 2004, we issued $250 million of 4.5 percent senior notes due 2009, of which $200 million were subject to interest rate swap agreements that converted that portion of the senior notes from fixed to variable interest rates. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Additionally, the interest rate swap agreements of these notes were settled, and previously deferred bond issuance costs related to the retired debt were expensed. A charge of $2.9 million was recognized by the Company during its second fiscal quarter for the early extinguishment of such debt, which included the offsetting effect of a gain recognized upon the termination of the swap agreements.

The retirement of debt discussed above was financed by $250 million of proceeds from borrowings under a new Hillenbrand, Inc. revolving credit facility, which was put in place just prior to the spin-off of the funeral services business, on March 31, 2008. Subsequent to its borrowing under its new credit facility, Hillenbrand, Inc. made a distribution of $250 million to the Company. The Company has no obligations under the Hillenbrand, Inc. facility.

Other unsecured debentures outstanding at March 31, 2008 have fixed rates of interest. We have deferred gains from the termination of other previous interest rate swap agreements, and those deferred gains amounted to $4.6 million at March 31, 2008 and $5.1 million at September 30, 2007. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates of that related debt have been and will continue to be lower than the stated interest rates on the underlying debt.

In conjunction with the spin-off of the funeral services business, on March 31, 2008, we terminated the previously outstanding $400 million senior revolving credit facility, resulting in an extinguishment charge of $0.3 million, and entered into a new $500 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. The term of the new five-year facility expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the new credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not less than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the new five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of March 31, 2008, we had $13.8 million of outstanding, undrawn letters of credit under the new five-year facility and $486.2 million of borrowing capacity available under that facility.

6.	Retirement and Postretirement Plans

Prior to the spin-off of the funeral services business, the Company sponsored six defined benefit retirement plans which covered approximately 55 percent of its employees. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period.

Our master defined benefit retirement plan and nonqualified supplemental executive defined benefit retirement plan cover current and former employees of both the Company and Hillenbrand, Inc., as well as former employees of other previously-owned businesses. In connection with the spin-off of the funeral services business, the benefit obligations for these two plans were re-measured as of March 31, 2008. The weighted average assumptions used in the March 31, 2008 re-measurement, shown with the comparative assumptions at September 30, 2007, were as follows:

	March 31,	September 30,
	2008	2007
Discount rate for obligation	6.75%	6.5%
Discount rate for expense	6.5%	6.0%
Expected rate of return on plan assets	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%

As defined by the Employee Matters Agreement summarized in Note 3, the pension plan obligations and related plan assets associated with current and former employees of all non-medical technology businesses were distributed to Hillenbrand, Inc. on March 31, 2008. In addition to the shared plans referenced above, this also includes one of the other defined benefit retirement plans which covered only former employees of the funeral services business. The impact of the re-measurement of the two shared plans discussed above and the distribution of the related benefit obligations and plan assets from all applicable plans, along with the current year activity of all Company sponsored defined benefit retirement plans incurred during the six months ended March 31, 2008 is reflected below.

March 31,
2008
Change in benefit obligation
Benefit obligation at beginning of period	$377.6
Service cost	4.5
Interest cost	12.0
Special termination benefits	0.5
Actuarial gain	(6.9)
Benefits paid	(6.2)
Exchange rate loss	1.4
Benefit obligation distributed to Hillenbrand, Inc.	(186.2)

Benefit obligation at end of period	196.7

Change in plan assets:
Fair value of plan assets at beginning of period	338.4
Actual return on plan assets	(13.7)
Employer contributions	1.2
Benefits paid	(6.2)
Plan assets distributed to Hillenbrand, Inc.	(156.9)

Fair value of plan assets at end of period	162.8

Funded status and net amount recognized	$33.9

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension asset	$1.2
Accrued pension benefits, current portion	1.0
Accrued pension benefits, long-term	34.1

Net amount recognized	$33.9

It is expected that we will need to adjust the net benefit obligations distributed to Hillenbrand, Inc. associated with the defined benefit retirement plans upon completion of the final plan asset distribution. We anticipate completing any such adjustment before the end of our fiscal year.

During fiscal 2007, we contributed cash of $4.5 million to our defined benefit retirement plans. An impact of the distribution of benefit obligations described above will be a reduction in future contributions required by the Company to satisfy its retirement plan obligations. Such contributions to our defined benefit retirement plans are expected to be approximately $1 million in each of fiscal 2008 and 2009.

The components of net pension expense for our defined benefit retirement plans for the three and six month periods ending March 31, 2008 and 2007 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Service cost	$2.4	$2.4	$4.5	$4.9
Interest cost	6.0	5.4	12.0	10.8
Expected return on plan assets	(6.7)	(6.3)	(13.3)	(12.6)
Amortization of prior service cost, net	0.3	0.4	0.7	0.8

Net periodic benefit cost	2.0	1.9	3.9	3.9
Special termination benefits and other one-time costs	0.2	0.4	0.5	0.4
Allocated to discontinued operations	(1.0)	(1.0)	(2.0)	(2.0)

Net periodic benefit cost — continuing operations	$1.2	$1.3	$2.4	$2.3

The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents. Similar to two of the Company’s defined benefit retirement plans described above, the postretirement health care plan covered employees of both the Company and Hillenbrand, Inc. Accordingly, the plan was re-measured at March 31, 2008 in conjunction with the spin-off of the funeral services business.

The discount rate used to determine the benefit obligation for the postretirement health care plan at March 31, 2008 was 6.75 percent (compared to 6.25 percent at September 30, 2007). The health care-cost trend rates were assumed to increase at an annual rate of 8.5 percent in 2008 and then decrease annually by 50 basis points until reaching a long-term sustained cost trend rate of 5.0 percent.

The impact of the re-measurement and distribution on the benefit obligation, along with other current period activity of the postretirement health care plan during the six months ended March 31, 2008 was as follows:

March 31,
2008
Change in benefit obligation
Benefit obligation at beginning of period	$24.2
Service cost	1.2
Interest cost	0.7
Actuarial gain	(1.3)
Benefits paid	(0.8)
Retiree contributions	0.3
Benefit obligation distributed to Hillenbrand, Inc.	(9.9)

Benefit obligation at end of period	$14.4

Amounts recorded in the Consolidated Balance Sheets:
Accrued postretirement benefits, current portion	$0.8
Accrued postretirement benefits, long-term	13.6

Net amount recognized	$14.4

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of March 31, 2008 would cause an increase/decrease in annual service and interest costs of $0.2 million, along with an increase/decrease in the benefit obligation of approximately $1.3 million.

The total postretirement health care cost was as follows during the three and six month periods ended March 31, 2008 and 2007:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Included in continuing operations	$0.5	$0.7	$1.1	$0.7
Allocated to discontinued operations	0.2	0.1	0.6	0.2

Total postretirement health care benefit cost	$0.7	$0.8	$1.7	$0.9

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions for Hill-Rom retirees of less than $1 million per year for the foreseeable future.

7.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the net of tax effect of certain items to be included in comprehensive income. The components of comprehensive income, each presented net of tax, are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Net income	$26.4	$54.9	$71.2	$106.8

Unrealized losses on available-for-sale securities:
Unrealized holding gains/(losses) arising during period	(0.3)	1.4	2.0	3.5
Less: Reclassification adjustment for gains realized in net income	(1.4)	(1.5)	(4.9)	(3.9)

Net unrealized loss	(1.7)	(0.1)	(2.9)	(0.4)

Foreign currency translation adjustment	5.0	0.1	6.0	0.5

Amortization of costs associated with pension and postretirement benefit plans	0.4	—	0.9	—

Actuarial gain from remeasurement of pension and postretirement benefit plans	(10.5)	—	(10.5)	—

Total comprehensive income	$19.6	$54.9	$64.7	$106.9

8.	Stock-Based Compensation

Over time, we have had various stock-based compensation programs, which provide for long-term performance compensation for key employees and members of the Board of Directors. As of March 31, 2008, the Company’s primary types of stock-based compensation were stock options and restricted stock units (“RSUs”); however, performance based RSUs were also granted to certain executives in fiscal 2007.

In contemplation of the spin-off of the funeral services business, in March 2008 the Compensation and Management Development Committee of the Board of Directors modified the terms of the Company’s stock-based compensation plan to require the equitable conversion and/or adjustment of outstanding stock based awards in the event of the spin-off. With that modification and in accordance with SFAS 123(R), “Share Based Payments,” the fair values of outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $9.6 million. Of this amount, $6.9 million was recorded in our second quarter for vested stock options ($1.3 million in discontinued operations) and $2.7 million will be recorded over the remaining vesting period of the stock options (all in continuing operations).

Pursuant to the modification described above, stock options and RSUs outstanding and held by current employees and current board members of either of the separated companies on the date of the spin-off were generally converted to stock options and RSUs in the post-spin company for whom they were employed or served. Funeral services business employees’ stock options and RSUs, as well as stock options and RSUs held by directors who will serve on only the board of Hillenbrand, Inc. were converted to Hillenbrand, Inc. stock based awards. Stock options and RSUs held by employees of the Company’s medical technology business, as well as stock options and RSUs held by directors who will serve on only the board of the Company, remained as stock options and RSUs of the Company and were adjusted. The outstanding stock options and RSUs were converted and/or adjusted using an adjustment ratio based on the closing market price of the Company’s shares and Hillenbrand, Inc. “when issued” shares on March 31, 2008, thus maintaining the same intrinsic value for the awards that existed immediately before the spin-off.

Additionally, the vesting of certain outstanding RSUs held by employees of the funeral services business was accelerated according to provisions triggered by the spin-off. As a result of the accelerated vesting of these RSUs, a $3.2 million charge was recorded in our second fiscal quarter, all of which is reflected within discontinued operations. Performance based stock awards were generally converted or adjusted in a similar manner to outstanding stock options and RSUs. Vested deferred stock, that is, stock awards which have been vested and elected by current or former employees or directors to be distributed in the future, as well as stock awards of retirees of either company, common directors of both companies, and former directors of the Company, were converted to stock awards in both companies.

In conjunction with the Company’s contribution of net assets to Hillenbrand, Inc. on March 31, 2008 and in accordance with the Employee Matters Agreement described in Note 3, obligations associated with the outstanding stock options and RSUs held by employees of the funeral services business were converted to stock options and RSUs of Hillenbrand, Inc. Following the conversion of equity awards and the exchange of awards held by employees of the funeral services business to Hillenbrand, Inc. awards, the total number of outstanding stock options in the Company at March 31, 2008 was 3,101,697, which had a weighted-average exercise price of $29.01, a weighted-average remaining contractual term of 6.6 years and an aggregate intrinsic value of $0.9 million. The total number of outstanding RSUs at March 31, 2008, following conversion and distribution, was 484,972, with a weighted-average grant date fair value of $29.69 per RSU. The impact of the distribution on deferred vested stock and performance based stock awards was not significant to the amount of total outstanding stock-based awards.

Ultimately, total stock-based compensation cost that was charged against income, net of tax and including the March 2008 modification charge described above, during the periods ended March 31, 2008 and 2007 was as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Included in continuing operations	$5.6	$1.5	$6.6	$2.2
Allocated to discontinued operations	3.3	0.4	3.7	0.7

Total stock-based compensation cost, net of tax	$8.9	$1.9	$10.3	$2.9

Following the effect of the spin-off on March 31, 2008, there was $22.0 million of total unrecognized compensation expense related to stock options and nonvested RSUs granted under the plan. This unrecognized compensation expense amount does not reflect a reduction for our estimate of potential forfeiture and is expected to be recognized over a weighted-average period of two and a half years.

9.	Shareholders’ Equity

Net assets distributed through the spin-off of our funeral services business are presented in the following table of changes in shareholder’s equity and comprehensive income:

					Accumulated
	Common Stock		Additional		Other	Common Stock
	Shares		Paid-in-	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at September 30, 2007	61,991,652	$4.4	$98.4	$1,753.4	$2.3	18,332,260	$(580.7)	$1,277.8
Comprehensive Income:
Net Income	—	—	—	71.2	—	—	—	71.2
Foreign currency translation adjustment	—	—	—	—	6.0	—	—	6.0
Net change in unrealized gain on available-for-sale securities, net of tax benefit of $1.9 million	—	—	—	—	(2.9)	—	—	(2.9)
Amortization of costs associated with pension, postemployment and postretirement benefits	—	—	—	—	0.9	—	—	0.9
Actuarial gain from remeasurement of pension and postemployment benefit plans	—	—	—	—	(10.5)	—	—	(10.5)

Total comprehensive income	—	—	—	—	—	—	—	64.7
Cash dividends	—	—	—	(35.7)	—	—	—	(35.7)
Treasury shares acquired	(1,485)	—	—	—	—	1,485	(1.5)	(1.5)
Stock awards and option exercises	298,381	—	7.1	—	—	(298,381)	9.5	16.6

Subtotal	62,288,548	4.4	105.5	1,788.9	(4.2)	18,035,364	(572.7)	1,321.90
Spin-off of funeral services business (See Note 3)	—	—	—	(283.3)	14.3	—	—	(269.0)

Balance at March 31, 2008	62,288,548	$4.4	$105.5	$1,505.6	$10.1	18,035,364	$(572.7)	$1,052.9

10.	Special Charges

During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico later in the year, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of Hill-Rom’s Batesville, Indiana manufacturing organization, of which 27 persons accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter of fiscal 2007.

During the first quarter of fiscal 2008 and consistent with the movement of additional manufacturing capabilities to Monterrey Mexico, additional voluntary termination packages were offered to certain members of Hill-Rom’s Batesville, Indiana manufacturing organization, which resulted in a special termination benefit charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other Hill-Rom manufacturing support positions were eliminated in a related action in an effort to better align fixed manufacturing costs. Such actions resulted in aggregate special charges of $2.3 million in the first quarter of 2008.

11.	Income Taxes

The effective income tax rates for the Company’s continuing operations for the three and six months ended March 31, 2008 were 44.4 percent and 41.9 percent, respectively. This compares to effective income tax rates of 38.7 percent for the three months ended March 31, 2007 and 37.6 percent for the six months ended March 31, 2007.

The higher rate in both the second quarter and year-to-date periods of fiscal 2008 is due principally to unfavorable discrete period tax expenses which related primarily to the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves. This compares to an immaterial amount of favorable discrete period tax benefits recorded in the second quarter of fiscal 2007.

12.	Average Shares Outstanding for Earnings per Common Share

Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 2,132,961 and 1,782,145 for the three and six month periods ended March 31, 2008 and 1,181,017 and 1,460,901 for the comparable periods of 2007. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Average shares outstanding during the periods are calculated as follows (in thousands):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Average shares outstanding — Basic	62,369	61,698	62,265	61,641
Add potential effect of exercise of stock options and other unvested equity awards	197	246	211	248

Average shares outstanding — Diluted	62,566	61,944	62,476	61,889

13.	Guarantees

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Balance at beginning of period	$18.7	$17.9	$19.8	$17.8
Provision for warranties during the period	4.3	5.1	8.8	9.1
Warranty claims during the period	(4.7)	(5.1)	(10.3)	(9.0)

Balance at end of period	$18.3	$17.9	$18.3	$17.9

In the normal course of business we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements include guarantees of product performance and indemnifications to service providers and business partners. These guarantees and indemnifications could materially impact our financial condition or results of operations. Indemnifications associated with our actions generally have no dollar limitations.

In conjunction with our acquisition and divestiture activities, we have entered into select indemnifications and guarantees of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. For those representations and warranties that survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.

We also entered into certain releases and indemnifications with Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business. See Note 3 for discussion of the related agreements and corresponding indemnifications.

14.	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires reporting of segment information that is consistent with the way in which management operates and views the Company. In conjunction with the spin-off of the funeral services business, while previously was represented by the Batesville Casket segment, our reportable segments have been updated in all periods reported herein to include only the Company’s continuing operations. These are presented as follows:
•	North America Acute Care

•	North America Post-Acute Care

•	International and Surgical
The Company’s performance under each reportable segment is measured on a divisional income basis before special items. Inter-segment sales between the segments, while not significant, are generally accounted for at current market value or cost plus markup. Divisional income generally represents the division’s standard gross profit less its direct operating costs, along with an allocation of fixed manufacturing overhead, research and development, and distribution costs. In the first quarter of fiscal 2008, we modified the allocation methodology of such costs to better align them with the actual costs utilized by each segment. All divisional income presented below reflects this new allocation methodology.

Functional costs and eliminations include common costs, such as administration, finance, information technology and non-divisional legal and human resource costs and other charges not directly attributable to the segments, as well as the elimination of inter-segment sales. Functional costs and eliminations, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information.

	Quarterly		Year-To-Date
	Period Ended		Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Revenues:
North America Acute Care	$230.9	$219.4	$442.2	$424.3
North America Post-Acute Care	48.0	42.9	96.1	88.4
International and Surgical	97.0	73.2	180.5	144.7
Total eliminations	(0.7)	(0.5)	(2.2)	(1.4)

Total revenues	$375.2	$335.0	$716.6	$656.0

Divisional income:
North America Acute Care	$61.7	$58.1	$112.1	$111.2
North America Post-Acute Care	13.2	10.0	26.5	25.1
International and Surgical	11.6	10.1	21.6	19.7
Functional costs	(66.1)	(48.4)	(114.1)	(91.2)

Total divisional income	$20.4	$29.8	$46.1	$64.8

Special charges	—	0.2	(2.3)	0.2

Operating profit	$20.4	$30.0	$43.8	$65.0

Interest expense	(4.5)	(5.5)	(10.1)	(11.2)
Investment income and other, net	1.0	1.1	3.8	1.8

Income from continuing operations before income taxes	$16.9	$25.6	$37.5	$55.6

15.	Commitments and Contingencies

Batesville Casket Antitrust Litigation

On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with the Company, and its former Batesville Casket Company, Inc. (“Batesville”) subsidiary, now wholly-owned by Hillenbrand, Inc., in the United States District Court for the Northern District of California. This lawsuit alleged a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claimed, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleged that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleged that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Batesville and the Company.

Batesville, the Company and the other defendants filed motions to dismiss the FCA Action and a motion to transfer to a more convenient forum. In response, the court in California permitted the plaintiffs to replead the complaint and later granted defendants’ motion to transfer the action to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”).

On October 12, 2005, the FCA plaintiffs filed an amended complaint consolidating all but one of the other purported consumer class actions. The amended FCA complaint contains substantially the same basic allegations as the original FCA complaint. The only other then remaining purported consumer class action, Fancher v. SCI et al., was subsequently dismissed voluntarily by the plaintiff after the defendants filed a motion to dismiss. On October 26, 2006, however, a new purported class action was filed by the estates of Dale Van Coley and Joye Katherine Coley, Candace D. Robinson, Personal Representative, consumer plaintiffs, against Batesville and the Company in the Western District of Oklahoma alleging violation of the antitrust laws in fourteen states based on allegations that Batesville engaged in conduct designed to foreclose competition and gain a monopoly position in the market. This lawsuit was largely based on similar factual allegations to the FCA Action. Batesville and the Company had this case transferred to the Southern District of Texas in order to coordinate this action with the FCA Action and filed a motion to dismiss this action. On September 17, 2007, the Court granted Batesville’s and the Company’s motion to dismiss and ordered the action dismissed with prejudice.

The FCA plaintiffs are seeking certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. On October 18, 2006, the Court denied the defendants’ November 2005 motions to dismiss the amended FCA complaint.

In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley Casket Co. (“Pioneer Valley”), an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, the Company, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” alleging violations of state and federal antitrust law and state unfair and deceptive practices laws based on essentially the same factual allegations as in the consumer cases. Pioneer Valley claimed that it and other independent casket distributors were injured by the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and by an alleged conspiracy among SCI, Alderwoods, Stewart and other unnamed co-conspirators to monopolize the alleged market for caskets.

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

The Pioneer Valley plaintiffs seek certification of a class of all independent casket distributors in the United States who are presently in business or were in business any time from July 8, 2001, to the present, including the following subclasses of independent casket distributors who (1) paid a surcharge in order to obtain a Batesville casket from an entity other than Batesville; and (2) were engaged in business as of December 4, 2006. Excluded from the class are independent casket distributors that: (1) are affiliated in any way with any funeral home; (2) manufacture caskets; (3) are Defendants, including all directors, officers, agents, and employees of such; or (4) are parents, subsidiaries and/or affiliates of Defendants.

Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. On April 25, 2008, the Court reset a docket call in both the FCA and Pioneer Valley Actions, previously set for May 5, 2008, for September 8, 2008. A docket call is typically a status conference with the Court to set a trial date. It is anticipated that new deadlines, including a trial date, will not be set until sometime after the Court has ruled on the motions for class certification.

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

If a class is certified in any of the antitrust cases filed against the Company and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases. See Note 3 to these Condensed Consolidated Financial Statements for more information regarding the Judgment Sharing Agreement.

We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.

After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of the Distribution Agreement, Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation. See Note 3 to these Condensed Consolidated Financial Statements for more information regarding the Distribution Agreement and related indemnifications.

Antitrust Settlement

In fiscal 2005, Hill-Rom Holdings, Inc., Hill-Rom, Inc. and Hill-Rom Company, Inc. entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolved all of the claims of class members that did not opt out of the settlement, including the claims of all U.S. and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total U.S. and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the U.S. government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the U.S. government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of March 31, 2008 we have retained a $21.1 million litigation accrual associated with the opt-outs.

HRDI Investigation

During our fiscal years 2005 and 2006, Hill-Rom Company, Inc. (“Hill-Rom”) received and responded to civil subpoenas from the Offices of the Connecticut and Illinois Attorneys General seeking documents and information related to their investigations of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which Hill-Rom was a corporate member. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigations appear to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations, and no claims have been filed against Hill-Rom.

Office of Inspector General Investigation

On February 8, 2008 we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. The investigation focuses on “claims for payment for certain durable medical equipment, including specialized support beds.” The documents requested cover the period from 1999 to the present. We are cooperating with the government’s investigation and, to date, no claims have been filed against us.

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

We are also involved in other possible claims and are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of these factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007 and our Current Report on Form 8-K on the spin-off of the funeral services business as filed with the U.S. Securities and Exchange Commission on March 17, 2008. Risk factors, or portions thereof, included in that Form 10-K that related to the funeral services business are no longer applicable to the Company, except for the risk related to the purported Batesville Casket antitrust lawsuit discussed in Note 15 of our Condensed Consolidated Financial Statements. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 10-Q and Form 8-K filed with the U.S. Securities and Exchange Commission.
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
Spin-off of Funeral Services Business
On March 31, 2008, the Company completed the spin-off of the funeral services business operating under the Batesville Casket name, through a tax-free stock dividend to its shareholders. In connection with the distribution, the Company (formerly known as Hillenbrand Industries, Inc.) changed its name to Hill-Rom Holdings, Inc. and is now trading under the symbol “HRC” on the New York Stock Exchange (“NYSE”).
Immediately prior to the effective time of the spin-off, the Company contributed all of the assets and liabilities of the funeral services business to Hillenbrand, Inc., the recently formed holding company for the funeral services business. The Company then distributed approximately 62 million shares of Hillenbrand, Inc. common stock to the Company’s shareholders. As a result, Hillenbrand, Inc. is now an independent publicly traded company trading under the symbol “HI” on the NYSE.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-Q. See Note 3 of our condensed consolidated financial statements for a further discussion of the spin-off of the funeral services business. Unless otherwise noted, this MD&A excludes information related to the funeral services business.
The Company’s Board of Directors authorized the separation of the funeral services business from the medical technology business based on the Board’s belief that the separation should improve our strategic, operational and financial flexibility. Although there can be no assurance, the Board authorized the separation based on its belief that, over time, the common stock of Hill-Rom Holdings, Inc. and Hillenbrand, Inc. should have a greater aggregate market value than the Company did prior to the separation, assuming the same market conditions and the realization of the expected benefits of the separation.
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “MD&A — Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Current Progress against Strategic Plan
As referred to above, in our last Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we described our key strategic initiatives, which support our goal to grow organic revenue by an average of six to eight percent and operating income by an average of 12 to 15 percent over the 2007 to 2010 time frame. We provided a brief update in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and continue to make progress against each of our strategic initiatives. The most significant updates since the filing of our latest Form 10-Q were related to several of our strategic imperatives and included:
North America Acute Care: Differentiate the Core and Revitalize Rental Business
•	In response to slowed sales of our patient support systems for intensive care settings as a result of an aging product offering and new competitive products, we released our new TotalCare® Connect and TotalCare® Connect Bariatric bed platforms in March 2008. These platforms provide differentiated connectivity and a user-friendly caregiver interface. Immediately upon commercial launch, these new products provided positive incremental sales during the latter part of the quarter, which allowed us to maintain flat ICU sales versus 2007. We believe these products will generate positive revenue growth for the balance of fiscal 2008 and beyond.
•	Our accelerated new product research and development efforts continue to deliver as evidenced by the introduction of new products during the quarter and other key product launches scheduled for our third quarter. Among these new and/or improved products for acute care are an additional wound surface for our TotalCare® patient support system and a refreshed version of our VersaCare® patient support system with additional caregiver safety features and functionality.
•	As previously disclosed, we have continued to invest in our moveable medical equipment (“MME”) rental business. Specifically, we recently added new leadership and key sales executives and completed the hiring and training of a designated sales team for our MME products. Our MME rental business continues to face increasing competitive pressures, but we believe our initiatives will help counter pricing pressures and some recent customer losses. Another direct benefit of our sales channel investments for MME is a more focused therapy rental sales channel which has already begun to benefit from that increased focus on their area of clinical expertise.

•	Also reflecting our increasing focus on new product development, our Asia-Pacific Innovation Center in Singapore became operational during the second quarter. The first wave of engineering and sourcing personnel have been hired and are undergoing training. With the on boarding of that team nearly complete, the new innovation center will be fully engaged in product development efforts during the fourth quarter.
•	Another noteworthy area of progress with respect to future product development efforts includes two new alliances with leading health care companies announced during the second quarter. Our alliance with Cerner Corporation is aimed at improving the interoperability in acute care facilities by allowing Hill-Rom intelligent hospital beds to communicate directly with the Cerner Millennium healthcare computing platform. Our other alliance is with NanoHorizons Inc., whose nanoAg+™ antimicrobial technology will be included in our patient support surfaces aims to provide new levels of protection against institutionally-borne pathogens.
Post-Acute: Achieve Leadership
•	To speed our progress in the expansion of our post-acute care business in North America, we have utilized strategic relationships with certain suppliers to aid in the development of our rental and capital sales product portfolios. Most recently, we completed the initial fleet purchase of a semi-electric patient platform for the home care environment, which was co-developed with a key supplier and will be available to the market in our third quarter.
•	Additionally, our post-acute care capital sales have increased markedly due to our development efforts over the past 18 months. We have begun to see growth from the prior year launch of a new version of our highly successful Vest® respiratory product designed specifically for acute care applications. We are also growing sales as a result of the first quarter 2008 launch of the Hill-Rom® 100 Low Bed, a new line of furniture, a new bariatric frame and new powered and non-powered surface offerings for our extended care customers.
•	We are seeing good demand for our new rental frames (Hill-Rom® Low Bed and bariatric) and a new non-powered pressure relieving surface for home care. While we’ve experienced some start-up product quality issues with the Hill-Rom® 100 Low Bed, which has slowed product availability, we have corrected the underlying issues and introduced the required design changes into production. We anticipate being able to fully alleviate product availability issues and reduce the current backlog for the product to normal levels by the end of our third quarter. We continue to believe that these products will be well received by our customers and are encouraged by the reception we have seen thus far.
International: Expand Across Continuum
•	The increased pace of product launches in 2007 and 2008 has helped drive revenue growth in excess of 20 percent in each of the last two years within our International business. An example of another product launch specifically for the international market is a new version of our highly successful AvantGuard™ patient support system designed for the European intensive care setting which will be commercially launched during the third quarter.
•	Additionally, we have made substantial progress in our initiatives to grow our presence within medicalized long-term care in Europe. Specifically, new patient support and furniture products have been well received and have supported significant revenue growth during the first half of 2008. We have also demonstrated an ability to successfully utilize our existing sales channel capacity to help drive increased volume, specifically from new product introductions, in Western Europe.

Improve Gross Margins
•	With the development and launch of new bed platforms, in particular, we have successfully implemented our initial platforming efforts designed to increase the use of common sub-assemblies and modules across multiple product platforms which will enable us to meet customer needs faster, provide consistent styling in our products and improve our overall gross margin rates. Looking ahead, we anticipate accelerating the pace of platforming efforts to provide even further efficiencies and reduce product costs in fiscal 2009 and 2010.
•	During the second quarter, we began to transition production of our stretcher line to our Monterrey, Mexico production facility. Production of our CareAssist® patient support system also continues to be performed in Monterrey, where we have been pleased with the level of efficiency and quality during the ramp up phase of this new facility.
•	We have also continued other low-cost region efforts to source raw materials, components and sub-assemblies from Mexico (primarily for use in our Monterrey facility), Eastern Europe and India (primarily for products sold in Europe, Middle East and Africa), as well as from various Asian markets. As a result of these efforts, we expect to increase our sourcing spend in these regions by more than 20 percent this year. Partially offsetting the benefits from these efforts, however, are the relatively weak U.S. dollar and inflation experienced this year in various commodities, including fuel, steel, plastics and chemicals. Despite the inflationary cost pressures, we believe our low-cost region sourcing initiatives will continue to provide us with cost efficiencies and capabilities.
As a result of continuing the strategic initiatives we disclosed in October 2006 and updated in connection with our spin-off of the funeral services business, we continued to incur higher operating expenses related to research and development, marketing and sales channel initiatives during the second quarter of fiscal 2008. Compared to the prior year, we expect the level of spending to begin to level off as we continue these and other various initiatives to position ourselves to best execute our strategies to accelerate growth in the latter half of the year and beyond. For additional details regarding the current year financial impact of these strategic initiatives, see “Consolidated Results of Operations” which follows in this Form 10-Q.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	% Change	3/31/2008	3/31/2007	% Change
Revenues:
Health Care sales	$255.3	$227.9	12.0	$484.8	$438.7	10.5
Health Care rentals	119.9	107.1	12.0	231.8	217.3	6.7

Total Revenues	$375.2	$335.0	12.0	$716.6	$656.0	9.2

Consolidated revenues for the second quarter of 2008 increased $40.2 million, or 12.0 percent, compared to the second quarter of 2007, driven by similar growth in both sales and rental revenues.
•	Health Care sales revenues grew by $27.4 million, or 12.0 percent, over the second quarter of 2007, including a favorable impact of foreign exchange rates of $8.3 million (and thus, 8.4 percent growth on a constant currency basis). The primary growth driver was our International segment, where higher volumes were experienced on strength of recent product introductions, particularly in Europe, along with the benefit of favorable exchange rates. In North America, sales revenues in the acute care market were up slightly driven by growth from 2007 product launches, particularly our Affinity® IV birthing bed and our new stretcher line. Additionally, we launched our new high-acuity TotalCare® Connect patient support platform in March, which provided immediate impact to our revenues and stemmed losses in the high-acuity market that had been experienced in prior quarters. We also saw a positive impact of higher sales prices and product mix. Partially offsetting the success of new products and favorable price and mix in North America during the quarter was slightly lower volumes from our mid-acuity bed platforms. During the quarter, our Post-Acute Care segment also performed well, partially due to penetration of The Vest® product designed specifically for acute care applications and the launch of our new Hill-Rom® 100 Low Bed. As discussed previously in “Current Progress against Strategic Plan,” we are optimistic our recent and upcoming product introductions and additions to our sales channels will help drive accelerated growth in all segments of our business.
•	Health Care rental revenues increased $12.8 million, also 12.0 percent, from the second quarter of 2007, including a favorable impact of foreign exchange rates of $1.8 million (and thus, 10.3 percent growth on a constant currency basis). This increase represents our largest year-over-year rental revenue increase in more than three years. The higher rentals during the quarter were driven, in large part, by continued success of our prior year investments in our bariatric and wound care rental fleet. Our higher volumes also benefited from the higher incidence of influenza and pneumonia experienced in the 2008 quarter. Partially offsetting our favorable therapy rental revenues, volumes within our moveable medical equipment product lines were down compared to the prior year.
Consolidated revenues for the six-month period ended March 31, 2008 increased $60.6 million, or 9.2 percent, compared to the same period in 2007. On a constant currency basis, sales increased 6.5 percent.
•	Health Care sales revenue increased $46.1 million, or 10.5 percent (7.3 percent on a constant currency basis), from the prior year as a result of the same relative drivers as experienced in the quarter—higher overall volumes (primarily driven by our International segment), favorable exchange rates ($14.0 million) and favorable net price realization. Product volume movements on a year-to-date basis are generally consistent with those discussed above for the second quarter.
•	Health Care rental revenues increased $14.5 million, or 6.7 percent, compared to the same period in 2007 (5.0 percent on a constant currency basis). This increase for the year-to-date period was primarily driven by the second quarter performance and consistent with that described above.
Consolidated Gross Profit

	Quarterly		Year-To-Date
	Period Ended		Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Gross Profit
Health Care sales	$105.0	$97.7	$198.0	$186.1
% of Related Revenues	41.1	42.9	40.8	42.4

Health Care rentals	$62.3	$54.5	$121.3	$111.5
% of Related Revenues	52.0	50.9	52.3	51.3

Total Gross Profit	$167.3	$152.2	$319.3	$297.6
% of Related Revenues	44.6	45.4	44.6	45.4

Consolidated gross profit for the second quarter of 2008 increased $15.1 million, or 9.9 percent, from the prior year quarter but decreased as a percentage of sales from 45.4 percent to 44.6 percent.
•	Health Care sales gross profit increased $7.3 million over the prior year second quarter due primarily to the effects of the higher volumes and, to a lesser extent, favorable exchange rates. Although gross profit increased, gross margin (as a percentage of sales) declined by 180 basis points (where one basis point equals one one-hundredth of a percent) in the quarter, primarily the result of the increasing percentage of our overall revenues coming from our International segment. While pleased with our continuing strong international growth, that growth has the impact of reducing our overall gross margin percentage as products sold in those regions generally provide relatively lower margins than in North America. Our International margins were also negatively impacted on a comparable basis by some unfavorable inventory adjustments in the current year and a one-time gain that favorably impacted gross margins in the prior year. Our margins are also being negatively impacted in the short run by start-up costs related to our new facility in Monterrey, Mexico. While this new facility will clearly generate long-term savings for us, in the short run we are being adversely impacted as start-up costs are incurred to bring the facility on-line and certain costs are duplicated as we continue to shift production to the new plant. And finally, we are also experiencing margin pressure from higher fuel prices and from a number of commodities that are either petroleum-based or require significant energy inputs in their manufacture. We expect these margin pressures to persist for the remainder of the year and have a number of cost savings initiatives underway to help mitigate some of the pressure.
•	Health Care rental gross profit increased $7.8 million, or 14.3 percent, from the second quarter of 2008. The increase was driven by the higher volumes as we are beginning to better leverage our largely fixed cost field service organization and rental fleet. Reflecting that better leverage, gross margin for the quarter increased by 110 basis points when compared to the same period in 2007.
Consolidated gross profit for the six-month period ended March 31, 2008 increased $21.7 million, or 7.3 percent, from the prior year quarter, but, consistent with the second quarter, decreased as a percentage of sales from 45.4 percent to 44.6 percent.
•	Health Care sales gross profit increased $11.9 million, or 6.4 percent, while gross margin declined by 160 basis points driven by the same factors experienced during the second quarter and described above.
•	Health Care rental gross profit increased $9.8 million, or 8.8 percent, and gross margin also increased 100 basis points compared to the same period in 2007, also driven by the increased leverage of our field service organization and rental fleet.
Other

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	% Change	3/31/2008	3/31/2007	% Change

Other operating expenses	$146.9	$122.0	20.4	$273.2	$232.4	17.6
Percent of Total Revenues	39.2%	36.4%		38.1%	35.4%

Special charges	$—	$0.2	n/a	$2.3	$0.2	n/a

Interest expense	$(4.5)	$(5.5)	(18.2)	$(10.1)	$(11.2)	(9.8)
Investment income	3.0	1.2	150.0	5.8	2.2	163.6
Other	(2.0)	(0.1)	n/a	(2.0)	(0.4)	n/a

Other income/ (expense), net	$(3.5)	$(4.4)	(20.5)	$(6.3)	$(9.4)	(33.0)

Other operating expenses increased $24.9 million, or 2.8 percent as a percentage of revenues, for the second quarter of fiscal 2008 compared to the same prior year period. Specific nonrecurring costs incurred during the quarter relating to the spin-off of the funeral services business included a non-cash stock modification charge of $5.8 million (see Note 8 to the Condensed Consolidated Financial Statements for more detail) and $1.5 million of separation related costs. The remainder of the increase in other operating expenses was largely due to increased investment spending previously outlined as part of our strategic plan, including higher spending for research and development (up 18.5 percent over the prior year quarter to $14.8 million) and higher sales and marketing expenses. Directionally, and consistent with our first quarter increases, the increase in sales and marketing expenses during the second quarter of $8.2 million (up 14.8 percent) was driven by higher sales compensation incurred in conjunction with the increased revenue, higher costs associated with the commercial launch of a significant number of new products, additional sales specialists in our North America Acute Care segment and other sales channel development expenditures incurred across our other segments. Also increasing other operating expenses during the quarter was a $2.5 million charge for self-insurance reserves primarily reflecting unfavorable product experience claims.
Year-to-date, other operating expenses increased $40.8 million, or 2.7 percent as a percentage of revenues. The overall higher expense levels were due to the same general factors as outlined above for the second quarter.
We recognized special charges of $2.3 million in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of the Company’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately fifteen other positions were eliminated in a related action. See Note 10 to the Condensed Consolidated Financial Statements for more information pertaining to these actions. No additional special charges were recorded in the second quarter of fiscal 2008.
Interest expense decreased $1.0 million compared to the second quarter of 2007 and $1.1 million compared to the six-month period ended March 31, 2007 due to lower interest rates on our outstanding debt, much of which was subject to interest rate swap agreements that converted the fixed rate debentures to variable rates of interest. Investment income for the quarter and year-to-date periods increased $1.8 million and $3.6 million in fiscal 2008 from the comparable periods in fiscal 2007 due to higher cash and investment securities balances. Other expense increased slightly for both the quarter and the six-month period ended March 31, 2008 as compared to the same prior year periods as a $3.2 million loss on the early extinguishment of debt and the termination of our previous credit facility (see Liquidity and Capital Resources section that follows) was partially offset by favorable foreign exchange gains. Going forward, the second quarter extinguishment of debt is expected to have the effect of reducing our interest expense, while our distribution of cash and investment securities to Hillenbrand, Inc. will have the impact of reducing investment income. While not necessarily indicative of the impact to our future earnings, interest expense, net of investment income, related to the extinguished debt and distributed cash and investment securities was approximately $3 million during the first half of fiscal 2008.
The effective income tax rates for the Company’s continuing operations for the three and six months ended March 31, 2008 were 44.4 percent and 41.9 percent, respectively. This compares to effective income tax rates of 38.7 percent for the three months ended March 31, 2007 and 37.6 percent for the six months ended March 31, 2007.
The higher rate in fiscal 2008 is due principally to the difference in the amount of discrete period tax items recognized in each period. In the first six months of fiscal 2008, we recognized a net unfavorable discrete tax expense of $1.1 million. This tax expense was primarily a result of the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves. This compares to discrete period tax benefits of $0.5 million recorded in the first six months of fiscal 2007, which related primarily to the one-time “catch-up” for the retroactive reinstatement of the research and development tax credit.
The effective tax rate without discrete tax expenses was 38.8 percent and 38.5 percent for the six months ending 2008 and 2007, respectively.

Income from Discontinued Operations
As a result of the spin-off of Hillenbrand, Inc., the funeral services business and certain other costs have been classified within discontinued operations in our Condensed Consolidated Statements of Income for all periods presented herein. The following table presents certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the three and six month periods ended March 31, 2008 and 2007.

	Quarterly		Year-To-Date
	Period Ended		Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	3/31/2008	3/31/2007

Funeral services sales	$191.4	$181.2	$354.3	$343.4

Total expenses	160.3	121.8	274.4	231.8

Income from discontinued operations before income taxes	31.1	59.4	79.9	111.6

Income tax expense	14.1	20.2	30.5	39.5

Income from discontinued operations	$17.0	$39.2	$49.4	$72.1

After experiencing flat year-over-year revenues in the first quarter of 2008 (as favorable net pricing was offset by lower burial volumes and unfavorable product mix), funeral services sales increased 5.6 percent in the second quarter. The increase in the second quarter was due primarily to the effects of the current year price increase ($7.1 million effect on revenues), as well as higher volumes driven primarily by this season’s higher incidence of influenza and pneumonia. Favorable exchange rates also contributed $1.7 million to the increase, while the ongoing trend of downward product mix shift negatively impacted revenues during the second quarter by $3.0 million. Similar to first quarter performance, the funeral services business experienced higher distribution costs driven by inflation of compensation and escalating fuel prices, which put pressure on year-over-year margins. Other core business expenses were up only slightly as general inflationary increases of compensation costs, higher employee health care costs and costs associated with the creation of resources and processes to prepare for the separation in the second quarter were nearly offset by a $2.6 million reduction in bad debt reserves (driven by favorable collections) and lower spending in the defense of antitrust litigation ($1.1 million).
Other costs included in discontinued operations were non-recurring costs directly related to the spin-off transaction ($21.2 million in the second quarter and $23.4 million year-to-date), one-time non-cash stock-based compensation charges ($4.5 million in the second quarter) and a charge recorded upon the renegotiation of seller notes receivable and preferred stock ($6.4 million in the second quarter). The non-recurring separation costs were primarily for investment banking fees, legal, accounting and other professional and consulting fees. The one-time stock-based compensation charges were the result of the modification of stock options and accelerated vesting of certain restricted stock awards held by employees of the funeral services business in connection with the spin-off. Finally, we renegotiated the terms of seller financing instruments provided to Forethought Financial Group, Inc. (“FFG”) in conjunction with its divestiture in 2004. As a result, we received cash payments during the second quarter of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the preferred stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of our recognition of unamortized discount as interest income.
Ultimately, net income decreased $28.5 million to $26.4 million in the second quarter of 2008 compared to the prior year quarter, primarily reflecting the higher operating expenses and the lower income from discontinued operations associated with the significant separation-related costs incurred in the second quarter. That equates to diluted earnings per share of $0.42 for the three-month period of 2008, compared to $0.89 per share for the comparable period of 2007. As we look to the second half of fiscal 2008, we expect operating expenses to level off and revenues and gross margins to continue to improve, which should drive positive earnings growth.

Business Segment Results of Operations

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	3/31/2008	3/31/2007	% Change	3/31/2008	3/31/2007	% Change
Revenues:
North America Acute Care	$230.9	$219.4	5.2	$442.2	$424.3	4.2
North America Post-Acute Care	48.0	42.9	11.9	96.1	88.4	8.7
International and Surgical	97.0	73.2	32.5	180.5	144.7	24.7
Total Eliminations	(0.7)	(0.5)	40.0	(2.2)	(1.4)	57.1

Total revenues	$375.2	$335.0	12.0	$716.6	$656.0	9.2

Divisional income:
North America Acute Care	$61.7	$58.1	6.2	$112.1	$111.2	0.8
North America Post-Acute Care	13.2	10.0	32.0	26.5	25.1	5.6
International and Surgical	11.6	10.1	14.9	21.6	19.7	9.6
Functional Costs	(66.1)	(48.4)	36.6	(114.1)	(91.2)	25.1

Total divisional income	$20.4	$29.8	(31.5)	$46.1	$64.8	(28.9)

Reconciling differences between total divisional income above and income before income taxes include special charges and other income/expense. See Note 14 in the Condensed Consolidated Financial Statements for more details.
North America Acute Care
Total North America Acute Care revenues increased $11.5 million, or 5.2 percent, in the second quarter of 2008 compared to the second quarter of 2007, including $2.5 million of favorable exchange rate movements. Sales revenues reflected an increase of $2.5 million, or 1.6 percent, primarily on higher revenues from our maternal bed platforms, stretchers, furniture and therapy capital product sales. Favorability generated from those product lines was partially offset by lower volumes in mid-acuity bed platforms and architectural products during the quarter. Rental revenues, on the other hand, increased by $9.0 million, or 15.5 percent, during the quarter due to higher therapy rental volumes. This strong result was due to increased fleet utilization, an increased incidence of influenza and pneumonia, good activity from a new national group purchasing organization contract and continued adoption of 2007 product launches in bariatric and wound care products. Partially offsetting favorability in the therapy rentals were lower rentals of moveable medical equipment (“MME”), which occurred in spite of the higher incidence of influenza and pneumonia mentioned above. We have initiatives in place, as outlined above in the section “Current Progress against Strategic Plan,” to improve performance in this area of our business.
For the six-month period ended March 31, 2008, total North America Acute Care revenues increased $17.9 million, or 4.2 percent, compared to the same period in 2007, including $3.7 million of favorable exchange rate movements. Sales revenues reflected an increase of $9.7 million, or 3.1 percent, while rental revenues were higher by $8.2 million, or 7.0 percent, due to higher volumes. The improvement in sales revenues, as well as the overall lower volumes, during the six-month period were generally consistent with the performance of specific product lines outlined above for the quarter. The increase in rental revenue for the year-to-date period was driven by the second quarter performance described above.
North America Acute Care divisional income increased $3.6 million, or 6.2 percent, in the second quarter of 2008 compared to the prior year period. Sales gross profit was up in line with the overall revenue increase, while rental gross profit was up 24.1 percent as a result of the $9.0 million increase in revenues and the continued strong leverage of our field service organization as we grow revenues without adding significantly to our cost structure. Increased spending in marketing and sales channel expansion over the prior year drove the higher operating expenses as we continue our efforts to properly position us for accelerated growth following the development and launch of a number of new products.

Divisional income for North America Acute Care for the six-month period ended March 31, 2008 increased $0.9 million, or 0.8 percent, compared to the prior year period due entirely to higher gross profit, which was up $8.5 million compared to the prior period. Sales gross profit was up generally in line with our overall revenue increase. For rentals, gross profit was up 11.2 percent, once again taking advantage of the increased leverage of our field service organization in a period of increasing revenues. Operating expenses increased $7.6 million in 2008 compared to the prior year period, including increases in product development, marketing and sales channel expansion, all in line with our current year strategy, as previously outlined.
North America Post-Acute Care
Total North America Post-Acute Care revenues increased $5.1 million, or 11.9 percent, in the second quarter of 2008 compared to the second quarter of 2007. Capital sales revenues increased by $2.7 million, or 46.6 percent, primarily due to increased sales channel focus and improved support surface, frame and furniture sales to our home care and extended care customers, including the recent introduction of the Hill-Rom® 100 Low Bed. Sales of The Vest® respiratory care product also increased during the period, up $1.0 million over the prior year quarter. Rental revenues increased $2.4 million, or 6.5 percent, primarily related to increased activity associated with our standard therapy rentals to the home, higher revenues on The Vest® respiratory care product line and lower rental reserve requirements compared to the prior year. Home care revenues for the quarter benefited from a one-time acceleration of previously unrecognized revenues of $1.8 million associated with certain of our surface rental products. The overall favorability experienced in these areas was partially offset by continued softness in our low-end surfaces within our standard extended care rental lines.
Total North America Post-Acute Care revenues increased $7.7 million, or 8.7 percent, year-to-date compared to the comparable period in 2007. Capital sales revenues increased by $5.7 million, or 50.1 percent, primarily due to the same factors outlined above for the quarter. Rental revenues increased $2.0 million, or 2.6 percent, driven by the second quarter performance previously described above.
Divisional income for North America Post-Acute Care increased $3.2 million, or 32.0 percent, in the second quarter of 2008 compared to the prior year period. The increase was primarily due to an increase in gross profit of $4.9 million, including strong margin expansion, partially offset by additional operating expenses of $1.7 million. Margins on both sales and rentals were higher, with sales benefiting from new product introductions and rentals taking advantage of the increased leverage of the field service organization and the one-time acceleration of revenues outlined above. The increased operating costs were related to additional spending in sales, product launch costs, and third party claims administration in support of continuing and future growth initiatives and opportunities.
Divisional income for North America Post-Acute Care increased $1.4 million, or 5.6 percent, year-to-date 2008 compared to the prior year period. The increase was primarily due to an increase in gross profit of $6.2 million related to the higher revenue volumes previously discussed. Gross margins improved over 100 basis points on a year-over-year basis, once again driven by second quarter performance and the factors outlined in the quarter discussion above. The gross profit improvement was partially offset by higher operating expenses of $4.8 million driven by additional spending in sales, product launch costs, claims administration and new product development initiatives as we look for future growth opportunities in this critical and expanding marketplace.
International and Surgical
International and Surgical revenues increased $23.8 million, or 32.5 percent, in the second quarter of 2008 compared to the second quarter of 2007, inclusive of favorable exchange rates of $7.6 million (and thus, 22.1 percent growth on a constant currency basis). Sales revenues, up $22.2 million, were positively affected by increased sales over the prior comparable year quarter in Europe as a result of the AvantGuard™ 800 and 1200 bed products and increased furniture sales in the acute care and long-term care settings. Rental revenues were also higher by $1.6 million due to the favorable exchange rates and higher volumes, which we believe reflect an increase in our overall market share. We also experienced growth in Asia and within our Surgical business.

International and Surgical revenues increased $35.8 million, or 24.7 percent, in the first half of 2008 compared to the first half of 2007, inclusive of favorable exchange rates of $14.0 million. Consistent with the second quarter, sales revenues were up $31.5 million and rental revenues were higher by $4.3 million due to the favorable exchange rates and higher volumes as outlined for the quarter above.
Divisional income for International and Surgical increased $1.5 million, or 14.9 percent, in the second quarter of 2008 compared to the prior year period, including the impact of favorable exchange rates of $1.3 million. Gross profit increased compared to the prior period on the increased sales revenues described above and the higher rental volume. During the quarter we experienced an abnormal decline in gross margin was driven in part by the negative impact of adjustments to our allowances for rental revenue reserves in Italy and unfavorable inventory adjustments associated with periodic physical inventories taken at various operations within Europe, along with currency movements on product costs in certain geographic regions. In addition, the prior year included a one-time gain that favorably impacted gross margin by 230 basis points related to an adjustment of costs on products sourced from one of our French manufacturing facilities. Operating expenses increased by $2.5 million primarily due to the impact of exchange rates on costs ($1.7 million), increased selling costs on the higher revenues and additional investment in new product development.
Divisional income for International and Surgical increased $1.9 million, or 9.6 percent, in the first half of 2008 compared to the prior year period, including the impact of favorable exchange rates of $2.3 million. Gross profit increased compared to the prior period on the increased sales revenues described above and the higher rental volume. A 300 basis point decline in gross margin resulted from a one-time unfavorable impact associated with a negotiated distributor settlement in the first quarter, as well as the factors described above for the quarter. Operating expenses increased by $6.6 million primarily due to the impact of exchange rates on costs ($3.1 million) and consistent with the second quarter, higher selling and product development costs.
Liquidity and Capital Resources
Basis of Cash Flow Presentation
Our cash flows during all periods herein are presented without separate classification of cash flows from the funeral services business through March 31, 2008. Accordingly, cash flows from net income during the period through March 31, 2008, as well as the impact on cash from changes in working capital, investments, long-term debt and other balances reflect sources and uses of cash for both the medical technology and funeral services business through March 31, 2008. The ultimate spin-off of the funeral services business was a non-cash transaction, except for actual cash distributed to Hillenbrand, Inc. in conjunction with the spin-off, and therefore did not impact our cash flows during the period.
Operating Activities

	Year-To-Date
	Period Ended
(Dollars in millions)	3/31/2008	3/31/2007
Cash Flows Provided By (Used In):
Operating activities	$204.2	$136.6
Investing activities	(14.2)	(111.4)
Financing activities	(126.7)	(26.4)
Effect of exchange rate changes on cash	1.1	1.3

Increase in Cash and Cash Equivalents	$64.4	$0.1

Despite lower net income during the first half of fiscal 2008, operating cash flows increased $67.6 million, or 49.5 percent, compared to the same period in the prior year. The increase was driven by strong improvements (net decrease) in our working capital as the lower net income was offset by a combination of higher non-cash and other non-operating costs related to our spin-off of the funeral services business.
In addition to the deferred timing of payment of nonrecurring separation costs discussed below, working capital improved through higher collections of accounts receivable, as reflected in the improvement of Hill-Rom’s days sales outstanding from 98.4 days at this time the prior year to 83.5 days at March 31, 2008. Inventory balances, while having increased during fiscal 2008, increased even more in the comparable prior year period such that the affect on cash is favorable in the current year. Also driving the improved working capital, significant separation costs incurred in late March 2008 were still unpaid at quarter-end and accounts payable at our international locations increased due to the higher sales volumes and resulting increases in sales taxes payable and other general payables.
As referred to elsewhere in Management’s Discussion and Analysis, net income during the first six months of 2008 included nonrecurring separation costs totaling $23.4 million, a majority of which were incurred at the end of March 2008. While those separation costs will impact operating cash flows in future periods, there was little impact during the first half of 2008 as many were not paid prior to the end of March. Additionally, incremental one-time non-cash stock compensation charges of $10.3 million were included in net income but had no impact on cash flows. Other unique charges during the first half of 2008 that had a negative impact on net income but did not impact operating cash flows included a $6.4 million loss on renegotiation of seller financing instruments (see Note 3 to the Condensed Consolidated Financial Statements) and a $3.2 million charge related to the extinguishment of debt.
Finally, we renegotiated the terms of seller financing instruments provided to Forethought Financial Group, Inc. and, as a result, received total cash payments of $39.0 million. The amount related to earnings on the seller financing instruments, including accrued interest and accretion of discounts, was $11.2 million, which was included in operating cash flows during the second quarter of fiscal 2008. See Note 3 to the Condensed Consolidated Financial Statements for more detail on the renegotiated instruments.
Investing Activities
During the first six months of fiscal 2008, we used net cash in investing activities (i.e. negative cash flow) of $14.2 million compared to $111.4 million for the prior year period. Following our purchases of the Monterrey manufacturing facility during the first half of the prior year, capital expenditures were $15.5 million lower in the first half of 2008. Also driving the higher use of investing cash flows in the prior year were (a) $20.8 million spent for the acquisitions of Medicraft and a small regional funeral services distributor and (b) higher amounts of cash used to purchase short-term investment securities. During 2008, we have not spent any cash for acquisitions of businesses, and we reduced our positions in short-term investment securities as the auction rate security market began to experience liquidity issues. Finally, investing cash flows in 2008 also benefited from proceeds from the renegotiation and early settlement of seller financing notes receivable and preferred stock, which provided positive investing cash flow of $27.8 million (that is, the total $39.0 million proceeds less amounts included in operating cash flows) during the second quarter of 2008.
Financing Activities
Net cash used in financing activities totaled $126.7 million for the six months ended March 31, 2008 compared to $26.4 million for the six months ended March 31, 2007, primarily due to the distribution of $125.9 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business.

Also related to the spin-off, a number of transactions occurred during the second quarter of 2008 impacting cash flows from financing activities. The most significant of these transactions were (a) drawing down $250 million on a new Hillenbrand, Inc. revolving credit facility and then (b) paying in excess of $225 million to repurchase certain long-term debt (see Note 5 to the Condensed Consolidated Financial Statements for more details on the debt tender).
Cash dividends paid increased slightly to $35.4 million in the first six months of 2008, compared to $35.2 million in the prior year comparable period due to the increase in shares outstanding and the slight increase in dividend rate. Quarterly cash dividends per share were $0.285 in both quarters of 2008 and $0.285 and $0.2825 in the two quarters of 2007. Following the spin-off of our funeral services business, however, the Company will reduce its quarterly cash dividend and expects to initially pay quarterly dividends at a rate of $0.1025 per share.
As a result of our debt tender and Hillenbrand, Inc.’s assumption of the $250 million revolving credit facility draw, our debt-to-capital ratio declined to 11.6 percent at March 31, 2008 compared to 22.8 percent at March 31, 2007.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. With the spin-off of the funeral services business we will no longer be able to rely upon the funeral services business’s relatively stable source of cash flow and will need to rely solely upon the cash flow generation of our medical technology business and selected borrowings to meet our needs and strategic objectives.
At March 31, 2008, we held investment securities which consisted primarily of AAA rated municipal student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, recently began to experience auction failures as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced a lower level of liquidity. As a result of the failed auctions and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.
We believe there has been no marked deterioration in the credit risk of the underlying securities in our auction rate portfolio. However, given the deterioration in liquidity of the auction rate market during the second quarter, we recorded an unrealized loss in the amount of $1.5 million to reflect the estimated decline in fair value associated with the current illiquidity of our auction rate securities. Despite the unrealized loss recorded at March 31, 2008, we anticipate that we will be able to convert these investments to cash at full par value within the next 12 months. Further, the current illiquidity of these investments is not expected to impact our operating and capital expenditure needs. If current market conditions do not improve or worsen, however, we may not be able to convert these securities to cash during this period, which could result in further temporary unrealized losses or impairment, and liquidity and earnings could be adversely affected.
We have financing agreements that contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements.
In conjunction with the spin-off of the funeral services business, on March 31, 2008, we terminated the previously outstanding $400 million senior revolving credit facility and entered into a new $500 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of March 31, 2008, we had $13.8 million of outstanding, undrawn letters of credit under the new five-year facility and $486.2 million of borrowing capacity available under that facility. See Note 5 to the Condensed Consolidated Financial Statements for more details of this new credit facility.

We also have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of March 31, 2008, we had $11.4 million outstanding under this credit line as reflected in Short-term borrowings on the Condensed Consolidated Balance Sheets. In addition, as of March 31, 2008, we had $18.7 million of outstanding, undrawn letters of credit under uncommitted credit lines of $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
Following the debt tender offer in March 2008, $126.6 million of debt remained outstanding at various fixed rates.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits. As disclosed in Note 3 of the Condensed Consolidated Financial Statements, the Distribution Agreement executed in conjunction with our spin-off of the funeral services business contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.
During the second quarter of fiscal 2008, we did not repurchase any shares of our common stock in the open market. As of March 31, 2008, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important that you understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 15 to our Condensed Consolidated Financial Statements, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect thereafter on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment.
Off-Balance Sheet Arrangements
To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of March 31, 2008.

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Long-Term Debt (2)	$126.6	$—	$25.7	$51.1	$49.8
Interest Payments Relating to Long- Term Debt (2)	89.5	13.5	15.8	12.7	47.5
Information Technology Infrastructure (3)	108.5	21.1	32.7	27.3	27.4
Operating Lease Obligations	68.3	19.5	24.6	13.4	10.8
Minimum Pension and Postretirement Health Care Benefit Funding (4)	5.6	1.9	3.7	—	—
Purchase Obligations (1)	29.4	22.1	7.0	0.3	—
Other Long-Term Liabilities (5)	25.7	—	17.8	6.5	1.4

Total Contractual Cash Obligations	$453.6	$78.1	$127.3	$111.3	$136.9

(1)	There have not been any significant changes since September 30, 2007 impacting these obligations. For this reason, cash obligation amounts have remained unchanged from those presented in our Annual Report on Form 10-K of fiscal 2007.

(2)	Amounts have been adjusted to reflect the effect of our retirement of long-term debt in March 2008. See discussion of that debt retirement above in “Other Liquidity Matters.” Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(3)	In 2003 we entered into a seven-year agreement with IBM to manage our global information structure environment. Due to the spin-off of our funeral services business, we renegotiated the contract with IBM to provide flexibility to remove the funeral services business from its scope and to reduce costs for the Company. The updated terms of the contract reduces a few services to be performed by IBM from the original contract. In exchange, we extended the term such that the contract now expires in September 2014. The expected aggregate cost from March 31, 2008 through the duration of the contract is $108.5 million.

(4)	Minimum pension and postretirement health care benefit funding represents payments to comply with funding requirements. As a result of the spin-off of our funeral services business, defined benefit pension and postretirement benefit obligations associated with current and former employees of the funeral services business, along with certain other former employees, were distributed to Hillenbrand, Inc. Accordingly, future contributions required by Hill-Rom Holdings, Inc. to satisfy its retirement and postretirement plan obligations have been reduced and the amounts in the table above reflect the reduced level of funding expected. The annual projected payments beyond fiscal 2010 are not currently determinable.

(5)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves, and other various liabilities.
In addition to the contractual cost obligations presented in the table above, due to the adoption of an accounting pronouncement in the first quarter of fiscal 2008, we now include an additional $35.9 million of other long-term liabilities, which represents uncertain tax positions for which it is not possible to determine in which future period the tax liability might be paid out.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in the Notes to our Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to such policies since this date.
Recently Issued Accounting Standards
In September 2006 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are currently evaluating the potential impact of this statement on our financial statements and results of operations.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating the statement and have not yet determined the impact its adoption will have on our consolidated financial statements.
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. We are currently evaluating the potential impact of this pronouncement on our financial statements.

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
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. We had currency derivative instruments outstanding in the contract amount of $4.6 million at March 31, 2008, and those derivative instruments had a fair value of $0.1 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/losses, initially recorded as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $0.4 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $0.5 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
We hold auction rate securities, for which the market recently began to experience auction failures as the supply for auction rate securities in the market exceeded demand. Due to these failures, we have gained guidance from our investment advisors on the current fair value of our portfolio. As a result, we recorded an unrealized loss in the amount of $1.5 million to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. Although recent market conditions and auction failures have adversely impacted the liquidity of these securities, management believes that the portfolio will be converted to cash within the next 12 months. In the meantime, the failed auctions have generally resulted in higher interest rates in accordance with the terms of the securities, thus providing the Company with higher levels of interest income. We have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, we may not be able to convert these securities to cash during this period, which could result in further temporary unrealized losses or impairment, and liquidity and earnings could be adversely affected.
Our financial instruments are exposed to interest rate and credit risk. On March 31, 2008 we announced the completion of a debt tender associated with our $250 million senior notes due June 2009. We repurchased $224.3 million of the outstanding senior notes in the tender offer. As part of this transaction, we terminated interest rates swap agreements covering a notional value of $200 million of this long-term debt. The termination of the interest rate swap agreements resulted in a gain of $4.0 million that was recognized in the current period to partially offset the cost of the debt tender. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash.
Our pension plan assets, which were $162.8 million at March 31, 2008 following the estimated contribution of pension plan assets to Hillenbrand, Inc., are also subject to volatility that can be caused by fluctuations in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 15 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters. The only changes from the description of these matters in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 are that (1) we have added a description of a Department of Health and Human Services’ Office of Inspector General investigation and (2) in the FCA and Pioneer Valley antitrust matters, the docket call previously set for May 5, 2008 has been reset by the court to September 8, 2008.
As indicated in Note 15 to our Condensed Consolidated Financial Statements, if a class were certified in the FCA or Pioneer Valley action and if the plaintiffs were to prevail at trial, damages that could be awarded, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. We continue to believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories, which we are asserting vigorously. We have entered into a judgment sharing agreement with Hillenbrand, Inc. to allocate between us and Hillenbrand, Inc. any potential liability under the FCA and Pioneer Valley actions and any other actions that are consolidated with those actions. For a description of the Judgment Sharing Agreement, see Note 3 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K except that (1) the risk factors, or portions thereof, that related solely to the funeral service business are no longer relevant to the Company, except that the risk related to the purported Batesville Casket antitrust lawsuits is still relevant, and (2) in connection with the spin-off of the funeral service business, we disclosed additional risk factors related to the spin-off under the heading “Risk Factors” in a Current Report on Form 8-K filed with the SEC on March 17, 2008. Those additional risk factors are incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased [1]	Paid per Share	Programs [2]	Programs
January 1, 2008 - January 31, 2008	2,232	55.33	—	3,000,000
February 1, 2008 - February 29, 2008	3,327	51.82	—	3,000,000
March 1, 2008 - March 31, 2008	4,671	48.93	—	3,000,000
Total	10,230	51.26	—	3,000,000

1	All shares purchased in the three months ended March 31, 2008 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3 million are still available for repurchase. There were no purchases under this approval in the three months ended March 31, 2008. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of shareholders on February 8, 2008. Matters voted upon by proxy were: The election of one director nominated for a one-year term expiring in 2009, one director nominated for a two-year term expiring in 2010, and three directors nominated for a three-year term expiring in 2011 and the ratification of the Audit Committee of the Board of Director’s appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

	Voted
	For	Withheld
Election of director in Class I for terms expiring in 2009:

Patrick T. Ryan	56,174,861	281,762

Election of director in Class II for terms expiring in 2010:

Ronald A. Malone	56,186,249	270,375

Election of directors in Class III for terms expiring in 2011:

Charles E. Golden	56,194,684	261,939
W August Hillenbrand	52,505,402	3,951,222
Joanne C. Smith	56,184,382	272,242
Messrs. Rolf A. Classon and Eduardo Menasce will continue to serve as Class I directors. Ray J. Hillenbrand and Peter H. Soderberg will continue to serve as Class II Directors. John A. Hillenbrand II retired from the Board effective February 8, 2008 and the Board does not expect to fill this vacancy. Ray J. Hillenbrand resigned from the Board effective April 1, 2008.

	Voted	Voted
	For	Against	Abstained

Proposal to ratify PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm	56,332,523	92,950	31,149
We held a special shareholder meeting on March 14, 2008 for the sole purpose of voting on a proposal to amend the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from “Hillenbrand Industries, Inc.,” to “Hill-Rom Holdings, Inc.” in conjunction with the spin-off of the Company’s funeral services business.

	Voted	Voted
	For	Against	Abstained

Proposal to change Company name	53,998,140	231,294	40,933

Item 6. EXHIBITS
A.	Exhibits

Exhibit 2.1
Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 2.2	Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement

Exhibit 3.1	Amended Articles of Incorporation of Hill-Rom Holdings, Inc.

Exhibit 10.1
Credit Agreement dated as of March 28, 2008 among Hill-Rom Holdings, Inc., the lenders named therein, and Citibank, N.A., as agent for the lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.2	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.3	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Gregory N. Miller (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.4
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.5	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and John H. Dickey (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.6	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.7
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Gregory N. Miller, Patrick D. de Maynadier and John H. Dickey (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.8
Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.9
Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.10	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed April 1, 2008)

Exhibit 10.11	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

Exhibit 10.12	Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller

Exhibit 10.13	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Sheri H. Edison

Exhibit 10.14	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Jeffery Kao

Exhibit 10.15	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Mark Baron

Exhibit 10.16	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kim Dennis

Exhibit 10.17	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Greg Tucholski

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: May 14, 2008	BY:	/s/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: May 14, 2008	BY:	/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 2.2	Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement

Exhibit 3.1	Amended Articles of Incorporation of Hill-Rom Holdings, Inc.

Exhibit 10.11	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

Exhibit 10.12	Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller

Exhibit 10.13	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Sheri H. Edison

Exhibit 10.14	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Jeffery Kao

Exhibit 10.15	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Mark Baron

Exhibit 10.16	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kim Dennis

Exhibit 10.17	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Greg Tucholski

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002