Form 10-Q
period 2008-06-30
Hill-Rom Holdings, Inc.
filed 2008-08-07
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value – 62,494,168 shares as of July 31, 2008.

HILL-ROM HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hill-Rom Holdings, Inc.
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/08	6/30/07	6/30/08	6/30/07
Net Revenues
Capital sales	$249.9	$225.4	$734.7	$664.1
Rental revenues	116.9	103.1	348.7	320.4

Total revenues	366.8	328.5	1,083.4	984.5

Cost of Revenues
Cost of goods sold	150.5	132.3	437.3	384.9
Rental expenses	55.7	50.7	166.2	156.5

Total cost of revenues	206.2	183.0	603.5	541.4

Gross Profit	160.6	145.5	479.9	443.1

Other operating expenses	137.3	124.9	410.5	357.3
Special charges	—	—	2.3	0.2

Operating Profit	23.3	20.6	67.1	85.6

Interest expense	(2.1)	(5.5)	(12.2)	(16.7)
Investment income and other, net	0.8	2.4	4.6	4.2

Income from Continuing Operations Before Income Taxes	22.0	17.5	59.5	73.1

Income tax expense (Note 10)	0.5	6.2	16.2	27.1

Income from Continuing Operations	21.5	11.3	43.3	46.0

Discontinued Operations (Note 3):

Income (loss) from discontinued operations	(1.2)	24.4	48.2	96.5

Net Income	$20.3	$35.7	$91.5	$142.5

Income per common share from continuing operations — Basic	$0.34	$0.18	$0.70	$0.75
Income (loss) per common share from discontinued operations — Basic	(0.02)	0.39	0.77	1.56

Net Income per Common Share — Basic	$0.33	$0.58	$1.47	$2.31

Income per common share from continuing operations — Diluted	$0.34	$0.18	$0.69	$0.74
Income (loss) per common share from discontinued operations — Diluted	(0.02)	0.39	0.77	1.56

Net Income per Common Share — Diluted	$0.32	$0.57	$1.46	$2.30

Dividends per Common Share	$0.1025	$0.2850	$0.6725	$0.8525

Average Common Shares Outstanding — Basic (thousands) (Note 11)	62,534	61,913	62,356	61,732

Average Common Shares Outstanding — Diluted (thousands) (Note 11)	62,655	62,241	62,530	62,007

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions)

	6/30/08	9/30/07
Assets
Current Assets
Cash and cash equivalents	$131.2	$81.5
Investment securities (Note 1)	—	112.8
Trade accounts receivable, net of allowances (Note 2)	356.2	491.6
Inventories (Note 2)	113.7	154.9
Deferred income taxes (Notes 1 and 10)	28.5	34.9
Other current assets	24.9	18.7

Total current assets	654.5	894.4

Equipment leased to others, net (Note 2)	190.2	185.7
Property, net (Note 2)	125.6	224.6
Investments and investment securities (Note 1)	47.0	62.9
Goodwill	425.1	428.7
Software and other intangibles, net (Note 2)	133.5	155.7
Notes receivable, net of discounts	10.0	143.3
Other assets	13.6	21.7

Total Assets	$1,599.5	$2,117.0

Liabilities
Current Liabilities
Trade accounts payable	$89.8	$104.0
Short-term borrowings	33.7	8.8
Accrued compensation	79.1	93.8
Accrued product warranties (Note 12)	17.8	19.8
Accrued customer rebates	3.0	23.8
Accrued litigation (Note 14)	21.1	21.2
Other current liabilities	48.2	68.2

Total current liabilities	292.7	339.6

Long-term debt (Note 5)	100.6	348.6
Accrued pension and postretirement benefits (Note 6)	49.1	59.2
Deferred income taxes (Notes 1 and 10)	20.8	37.0
Other long-term liabilities	58.7	54.8

Total Liabilities	521.9	839.2

Commitments and Contingencies (Note 14)	—	—

Shareholders’ Equity
Common stock	4.4	4.4
Additional paid-in-capital	108.1	98.4
Retained earnings	1,519.5	1,753.4
Accumulated other comprehensive income (Note 7)	11.4	2.3
Treasury stock, at cost	(565.8)	(580.7)

Total Shareholders’ Equity	1,077.6	1,277.8

Total Liabilities and Shareholders’ Equity	$1,599.5	$2,117.0

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Year-to-Date Period Ended
	6/30/08	6/30/07
Operating Activities
Net income	$91.5	$142.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	84.6	80.7
Accretion and capitalized interest on financing provided on divestiture, net of loss on renegotiation	(1.0)	(11.1)
Investment income/gains on equity method investments	(6.8)	(10.1)
Provision for deferred income taxes	(9.3)	(6.1)
Loss (gain) on disposal of fixed assets	2.8	(0.1)
Stock compensation	20.1	7.4
Loss on extinguishment of debt and termination of credit facility (Note 5)	3.2	—
Change in working capital excluding cash, current investments, current debt, prepaid pension costs and acquisitions	36.8	(15.4)
Interest proceeds on seller financing	11.2	—
Other, net	(5.9)	9.0

Net cash provided by operating activities	227.2	196.8

Investing Activities
Capital expenditures and purchase of intangibles	(77.3)	(100.6)
Proceeds on sales of fixed assets	0.6	1.6
Acquisitions of businesses, net of cash acquired	—	(20.7)
Investment purchases and capital calls	(317.9)	(164.0)
Proceeds on investment sales/maturities	334.4	114.6
Principle proceeds from liquidation of preferred stock investment and seller financing note receivable	27.8	—

Net cash used in investing activities	(32.4)	(169.1)

Financing Activities
Change in short-term debt	(0.8)	(2.6)
Debt issuance costs	(1.9)	—
Borrowings on revolver	250.0	—
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	(225.3)	—
Payment of cash dividends	(41.8)	(52.9)
Proceeds on exercise of options	15.9	22.3
Excess tax benefits	0.1	0.6
Treasury stock acquired	(1.4)	(1.2)
Cash transferred to Hillenbrand, Inc. in spin-off	(141.3)	—

Net cash used in financing activities	(146.5)	(33.8)

Effect of exchange rate changes on cash	1.4	1.9

Total Cash Flows	49.7	(4.2)

Cash and Cash Equivalents:
At beginning of period	81.5	81.9

At end of period	$131.2	$77.7

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies
Basis of Presentation
On March 31, 2008, Hill-Rom Holdings, Inc. (the “Company”) completed the spin-off of its funeral services business operating under the Batesville Casket name. The first step was to distribute certain assets and liabilities from the Company and its medical technology business subsidiaries to Hillenbrand, Inc., the newly formed holding company for the Batesville Casket funeral services business. In the second step, the Company made a tax-free one for one stock dividend of 100 percent of the common stock of Hillenbrand, Inc. on a pro rata basis to the Company’s shareholders. In connection with the distribution, the Company, formerly known as Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc.
In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in the Condensed Consolidated Statements of Income. The Condensed Consolidated Balance Sheet at September 30, 2007 does not reflect separate classification of assets, liabilities and components of shareholders’ equity of the funeral services business. Similarly, the Condensed Consolidated Statements of Cash Flows is presented without separate classification of cash flows from the funeral services business through March 31, 2008. Unless otherwise noted, the Notes to Condensed Consolidated Financial Statements exclude information related to the funeral services business. See Note 3 for a further discussion of the spin-off of the funeral services business.
The unaudited, condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The September 30, 2007 Condensed Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S.). In the opinion of management, the condensed consolidated financial statements herein which include the effects of the spin-off described above, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
Principles of Consolidation
The consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the respective balance sheet dates and the reported amounts of revenue and expense during the respective reporting periods. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), income taxes (Note 10), accrued warranties (Note 12) and accrued litigation and self insurance reserves (Note 14), among others.

Investments and Investment Securities
Investments consist of low income housing partnerships and private equity partnerships held prior to our spin-off of the funeral services business, while investment securities represent auction rate securities as described below.
At June 30, 2008, we had $46.2 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities. These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. We classify our investment securities as available-for-sale and record them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced auction failures, and thus have a lower level of liquidity. Those conditions have continued such that management determined it appropriate to classify the auction rate securities as noncurrent assets as of June 30, 2008. In addition, as a result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.
During the second quarter of 2008, we estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the reduced liquidity, credit quality of the underlying securities and the provisions of the respective security agreements and recorded an unrealized loss of $1.5 million on those securities in our second quarter to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. We updated this fair value assessment during the third quarter, however, there was no further decline in value and no additional unrealized loss was recorded. The risk exists that the various valuation models utilized to assess the fair value of those investment securities will not reasonably predict the actual price necessary to attract interested buyers for these securities.
Currently, we believe we have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, the result could be further temporary unrealized losses or impairments and liquidity and earnings could be adversely affected.
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

The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. In the third quarter of fiscal 2008, the Internal Revenue Service (“IRS”) concluded its audit of fiscal years 2004 through 2006. However, these periods, along with 2002 and 2003, are not yet closed as we have filed a protest with the IRS. We are in agreement with the audit findings of the IRS for these periods except for one tax matter related to the character of payments we received to terminate interest rate swap contracts. For fiscal years 2007 and 2008, the Company is participating in the IRS Compliance Assurance Program (“CAP”). The CAP provides the opportunity for the IRS to review the Company’s tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
The Company also has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will conclude the current audit of fiscal year 2007 and resolve the matter currently under protest for fiscal years 2002 through 2006 in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statues of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $11 to $12 million in the next twelve months, excluding interest.
The amount of gross unrecognized tax benefits at the adoption of FIN 48 was reduced by $8.4 million in the first quarter primarily related to the settlement of the timing of certain compensation deductions. The offset for this adjustment was recorded as a reduction to deferred tax assets. In the second quarter of fiscal 2008, the amount of our gross unrecognized tax benefits decreased by $2.4 million primarily related to the spin-off of our funeral services business and adjustments for current audit activity. In the third quarter of fiscal 2008, the amount of gross unrecognized tax benefits was further decreased by $4.3 million primarily related to the completion of the federal audit of the fiscal years 2004 through 2006. A portion of the decrease in the unrecognized tax benefits relates to a reclass of the liabilities to the tax payable accounts for future payments associated with the audit of these fiscal years. After recording these adjustments, the total amount of gross unrecognized tax benefits as of June 30, 2008 was $29.5 million, which includes $14.9 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns. Pursuant to the Tax Sharing Agreement entered into as part of the spin-off (and described in Note 3), Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business. As of June 30, 2008, such gross unrecognized tax benefits were $4.2 million, excluding interest.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties at June 30, 2008 were $6.0 million.

Recently Issued Accounting Pronouncements
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalizable intangible assets as of the effective date. We are currently evaluating the potential impact of this pronouncement on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first fiscal year after November 15, 2008, our fiscal year 2010. We are evaluating this statement and have not yet determined the impact our adoption will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. We are evaluating this statement and have not yet determined the impact our adoption will have on our consolidated financial statements.

In September 2006 the FASB also issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.
In February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, our fiscal year 2010, and interim periods within those fiscal years. We are currently evaluating the impact of electing the partial deferral option in accordance with this FSP as it relates to our non-financial assets and non-financial liabilities and have not yet determined the impact our adoption will have on our consolidated financial statements.
2.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity. The June 30, 2008 balances include only balances related continuing operations, whereas the September 30, 2007 balances also include the discontinued funeral services operations.

	6/30/2008	9/30/2007
Allowance for possible losses and discounts on trade receivables	$28.1	$51.5

Inventories:
Finished products	$63.5	$92.4
Raw materials and work in process	50.2	62.5

Total inventory	$113.7	$154.9

Accumulated depreciation of equipment leased to others and property	$545.8	$734.9

Accumulated amortization of intangible assets	$94.3	$98.2

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,479,525	61,991,652

Treasury shares	17,844,387	18,332,260

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

Included in the net assets contributed and discussed above were payables of $15.4 million related to the final cash distribution to Hillenbrand, Inc., which was paid in full in April 2008, and $9.1 million for income tax benefits which will be realized by us over a period of years as certain liabilities related to former corporate and non-medical technology employees are paid by Hillenbrand, Inc. (see the discussion under “Tax Sharing Agreement” below for more details regarding this liability and the corresponding payable to Hillenbrand, Inc.). Additionally, at March 31, 2008, Hillenbrand, Inc. owed the Company $20.2 million, which relates primarily to income taxes payable on income generated by the funeral service business through the date of separation. During the third quarter of 2008, Hillenbrand, Inc. paid $12.4 million reducing the balance owed to the Company to $7.8 million which we expect to be paid by the end of fiscal 2008.
In accordance with the spin-off of the funeral services business, net assets distributed caused a reduction to retained earnings of $283.3 million and an addition to other comprehensive income of $14.3 million.

As a result of the spin-off transaction, the funeral services business and certain other costs have been classified within discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented herein. The following table and accompanying notes present certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the three and nine month periods ended June 30:

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Funeral services sales	$—	$165.6	$354.3	$509.0
Total expenses (a) (b) (c) (d)	0.8	129.4	275.2	361.2

Income (loss) from discontinued operations before income taxes	(0.8)	36.2	79.1	147.8
Income tax expense (e)	0.4	11.8	30.9	51.3

Income (loss) from discontinued operations	$(1.2)	$24.4	$48.2	$96.5

(a)	Total expenses include all costs of discontinued operations, including cost of goods sold, operating expenses and other income and expense items.

(b)	The Company incurred certain non-recurring costs directly related to the spin-off transaction of $0.8 million and $25.8 million, respectively, during the three and nine month periods ended June 30, 2008. The majority ($0.8 and $24.2 million, respectively) of these amounts, which were primarily for investment banking fees, legal, accounting, other professional and consulting fees, have been allocated to discontinued operations in the Condensed Consolidated Statements of Income. All remaining amounts are recorded within income from continuing operations in each period.

(c)	Additionally, total one-time stock-based compensation charges of $10.3 million were recognized in the second quarter due to the modification of stock options and accelerated vesting of certain restricted stock awards in connection with the spin-off. The portion of the stock-based compensation charge related to outstanding awards held by employees of the funeral services business, which was $4.5 million, were allocated to discontinued operations, while the remaining $5.8 million was recorded within income from continuing operations. See Note 8 for more details of stock-based compensation activity related to the spin-off transaction.

(d)	On July 1, 2004, we closed on the sale of Forethought Financial Services, Inc., a previously wholly-owned insurance business, to Forethought Financial Group, Inc. (“FFG”), which acquired all the common stock of Forethought Financial Services, Inc. and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The seller financing included a seller note, Preferred Stock in FFG and a debt service note receivable associated with third party secured financing obtained by FFG in connection with the transaction. During our second fiscal quarter of 2008, we renegotiated the terms of that seller financing provided to FFG. In connection with the renegotiation, we received payment of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the Preferred Stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of our recognition of unamortized discount as interest income. As a result of the renegotiated terms and cash settlement for the Preferred Stock and debt service note receivable and the revised expected maturity of the seller note, we recognized a cumulative charge in our second fiscal quarter of $6.4 million. The remaining outstanding portion of the seller note and warrants to purchase stock in FFG were contributed to a subsidiary of Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business, and accordingly, the $6.4 million charge was classified as a component of income from discontinued operations in the Condensed Consolidated Statement of Income.

(e)	Includes the income tax effects of the adjustments described above.

The Company entered into the Distribution Agreement as well as a number of other agreements with Hillenbrand, Inc. for the purpose of accomplishing the separation of the funeral services business from the Company and the distribution of Hillenbrand, Inc. common stock to the Company’s shareholders. These agreements govern the relationship between the Company and Hillenbrand, Inc. subsequent to the distribution and provide for the allocation of the assets, investments and property of the Company as well as of employee benefits, tax and other liabilities and obligations attributable to periods prior to the distribution. These agreements included:
•	Judgment Sharing Agreement;

•	Employee Matters Agreement; and

•	Tax Sharing Agreement.
In addition, the Company entered into shared services and transition services agreements regarding certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases with Hillenbrand, Inc. for shared locations. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases, which approximate fair market value. Also, the Company entered into agreements providing for the joint ownership by it and Hillenbrand, Inc. of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hillenbrand, Inc. with respect to various real estate and improvements thereon owned by us or Hillenbrand, Inc. in the Batesville, Indiana area. As a result of these agreements and resulting services provided by and for Hillenbrand, Inc. since the spin-off, we have a payable and receivable with Hillenbrand, Inc. of $0.9 million and $2.2 million, respectively, as of June 30, 2008.
The shared services and transition services agreements were each described in the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2008. Additionally, the Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement and Tax Sharing Agreement were each filed as exhibits to the Company’s Current Report on Form 8-K filed April 1, 2008. The following summaries of those agreements set forth the terms we believe to be material and are qualified in their entirety by reference to the full text of the agreements.
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
Similarly, except as otherwise provided in the Distribution Agreement, Hillenbrand, Inc. has agreed to indemnify, defend and hold harmless the Company and each of its subsidiaries from and against all losses relating to, arising out of or resulting from:
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
The Distribution Agreement also establishes procedures with respect to claims subject to indemnification and related matters.
Additionally, in order to preserve the credit capacity of each of the Company and Hillenbrand, Inc. to perform its obligations under the Judgment Sharing Agreement described below, the Distribution Agreement imposes certain restrictive covenants on the Company and Hillenbrand, Inc. Specifically, the Distribution Agreement provides that, until an Agreed Termination Event (described below), the Company and its subsidiaries will not:
•	incur indebtedness to finance the payment of any extraordinary cash dividend on its outstanding capital stock or the repurchase of any outstanding shares of its capital stock (the parties have agreed that either of them can apply available cash to reduce indebtedness outstanding at the time of the separation and subsequently incur a comparable amount of indebtedness for the purpose of paying an extraordinary cash dividend or repurchasing shares of capital stock without contravening the prohibitions set forth in this covenant);
•	declare and pay regular quarterly cash dividends on the shares of the Company’s common stock in excess of $0.1025 per share;

•	make any acquisition outside its core area of business, defined to mean the manufacture or sale of non-implantable devices or any other existing business line conducted by the Company and its subsidiaries immediately prior to the spin-off (including medical technologies and related services for the health care industry, such as, for example, patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and workflow technology solutions);
•	incur indebtedness in excess of $100.0 million to finance any acquisition in its core area of business without the receipt of an opinion from a qualified investment banker that the transaction is fair to the Company’s shareholders from a financial point of view; or
•	incur indebtedness to make an acquisition in its core area of business that either (1) causes the Company’s ratio, calculated as provided in the Distribution Agreement, of Pro Forma Consolidated Total Debt to Consolidated EBITDA (each as defined in the Distribution Agreement) to exceed 1.8x or (2) causes the Company’s credit rating by either Standard & Poor’s Ratings Services or Moody’s Investor Services to fall more than one category below its initial rating after giving effect to the spin-off.
As used in the Distribution Agreement, “Agreed Termination Event” means the first to occur of (1) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described below under Note 14 (including any other matter that is consolidated with such matter) or the suspension of the execution of such judgment by the posting of a supersedeas bond or (2) the settlement or voluntary dismissal of such last pending matter as to the Company and Hillenbrand, Inc. These restrictive covenants will terminate in the event that either the Company’s or Hillenbrand, Inc.’s funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hillenbrand, Inc. and its subsidiaries, except that the definition of core business and limit on quarterly cash dividends are different for Hillenbrand, Inc.
Judgment Sharing Agreement
The Company and Hillenbrand, Inc.’s Batesville Casket Company subsidiary have been named in several purported antitrust class action lawsuits described in Note 14. The Company believes that it has committed no wrongdoing as alleged by the plaintiffs and that it has meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, the Company has not established a loss reserve for any of these cases.
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
Specifically, under the Judgment Sharing Agreement, the aggregate amount that the Company and Hillenbrand, Inc. are required to pay or post in cash (1) to satisfy in its entirety any claim (including upon settlement) once the action has been finally judicially determined or (2) to post a bond, in the event the Company or Hillenbrand, Inc. elects to do so, to stay the execution of any adverse judgment pending its final determination, will be funded in the following order of priority:
•	First, Hillenbrand, Inc. is required to contribute an amount equal to:
•	the maximum amount of cash and cash proceeds that Hillenbrand, Inc. has on hand or is able to raise using its best efforts, without any obligation to sell assets other than cash equivalents and subject to limitations on the amount of equity securities Hillenbrand, Inc. is required to issue and the ability to retain cash sufficient to operate its business in the normal course, which is referred to as “maximum funding proceeds,” minus

•	the difference between $50.0 million and the amount of cash retained to operate the business if the amount of such retained cash is less than $50.0 million;
•	Second, the Company and its subsidiaries are required to contribute their maximum funding proceeds; and
•	Third, Hillenbrand, Inc. is required to contribute the remainder of its maximum funding proceeds.
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
On October 6, 2006, the Company acquired Medicraft, Australia PTY, LTD (“Medicraft”), the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expanded the Company’s sales channel for therapy and higher acuity products in Australia. The purchase price for Medicraft was $15.8 million, including direct acquisition costs, and resulted in the recognition of $10.9 million of goodwill and $4.3 million of amortizable intangible assets. The results of Medicraft are included in the condensed consolidated financial statements since the acquisition’s date of close.

5.	Financing Agreements
Total debt consists of the following:

	6/30/2008	9/30/2007
Outstanding finance credit lines	$8.0	$8.8
Unsecured 4.50% debentures due on June 15, 2009	25.7	247.7
Unsecured 8.50% debentures due on December 1, 2011	50.8	51.1
Unsecured 7.00% debentures due on February 15, 2024	20.0	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8

Total Debt	$134.3	$357.4
Less current portion of debt	33.7	8.8
Total long-term debt	$100.6	$348.6

We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of June 30, 2008, we had $8.0 million outstanding under this credit line.
In 2004, we issued $250.0 million of 4.5 percent senior notes due 2009, of which $200.0 million were subject to interest rate swap agreements that converted that portion of the senior notes from fixed to variable interest rates. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Additionally, the interest rate swap agreements of these notes were settled, and previously deferred bond issuance costs related to the retired debt were expensed. A charge of $2.9 million was recognized by the Company during its second fiscal quarter for the early extinguishment of such debt, which included the offsetting effect of a gain recognized upon the termination of the swap agreements. At June 30, 2008, $25.7 million of the senior notes remains outstanding and was classified as current portion of debt, as it matures in June 2009.
The retirement of debt discussed above was financed by $250.0 million of proceeds from borrowings under a new Hillenbrand, Inc. revolving credit facility, which was put in place just prior to the spin-off of the funeral services business, on March 31, 2008. Subsequent to its borrowing under its new credit facility, Hillenbrand, Inc. made a distribution of $250.0 million to the Company. The Company has no obligations under the Hillenbrand, Inc. facility.
Other unsecured debentures outstanding at June 30, 2008 have fixed rates of interest. We have deferred gains from the termination of other previous interest rate swap agreements, and those deferred gains amounted to $4.3 million at June 30, 2008 and $5.1 million at September 30, 2007. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates of that debt have been and will continue to be lower than the stated interest rates on the debt.

In conjunction with the spin-off of the funeral services business, on March 31, 2008, we terminated the previously outstanding $400.0 million senior revolving credit facility, resulting in an extinguishment charge of $0.3 million, and entered into a new $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. The term of the new five-year facility expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the new credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not less than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the new five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of June 30, 2008, we had $11.9 million of outstanding, undrawn letters of credit under the new five-year facility and $488.1 million of borrowing capacity available under that facility.
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
Our master defined benefit retirement plan and nonqualified supplemental executive defined benefit retirement plan covered current and former employees of both the Company and Hillenbrand, Inc., as well as former employees of other previously-owned businesses. In connection with the spin-off of the funeral services business, the benefit obligations for these two plans were re-measured as of March 31, 2008. As defined by the Employee Matters Agreement summarized in Note 3, the pension plan obligations and related plan assets associated with current funeral services employees and former employees of all non-medical technology businesses were distributed to Hillenbrand, Inc. on March 31, 2008. In addition to the shared plans referenced above, a similar distribution occurred for one of the other defined benefit retirement plans which covered only former employees of the funeral services business.
It is expected that we will need to adjust the net benefit obligations distributed to Hillenbrand, Inc. associated with the defined benefit retirement plans upon completion of the final plan asset distribution. We anticipate completing any such adjustment before the end of our current fiscal year.
During fiscal 2007, we contributed cash of $4.5 million to our defined benefit retirement plans. An impact of the distribution of benefit obligations described above will be a reduction in future contributions required by the Company to satisfy its retirement plan obligations. Specific future contributions to our defined benefit retirement plans will be partly influenced by specific levels of income earned by plan assets, both in the short and long term.

The components of net pension expense for our defined benefit retirement plans for the three and nine month periods ending June 30, 2008 and 2007 were as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Service cost	$1.1	$2.4	$5.6	$7.2
Interest cost	3.0	5.3	15.0	15.9
Expected return on plan assets	(3.3)	(6.3)	(16.6)	(18.9)
Amortization of prior service cost, net	0.1	0.4	0.8	1.2
Actuarial loss	—	0.1	—	0.3

Net periodic benefit cost	0.9	1.9	4.8	5.7
Special termination benefits and other one-time costs	—	—	0.5	0.4
Allocated to discontinued operations	—	(1.0)	(2.0)	(3.0)

Net periodic benefit cost — continuing operations	$0.9	$0.9	$3.3	$3.1

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
The total postretirement health care cost was as follows during the three and nine month periods ended June 30, 2008 and 2007:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Total postretirement health care benefit cost	$0.4	$0.6	$2.1	$1.5
Allocated to discontinued operations	—	(0.2)	(0.6)	(0.4)

Included in continuing operations	$0.4	$0.4	$1.5	$1.1

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions for Hill-Rom retirees of less than $1.0 million per year for the foreseeable future.

7.	Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net of tax effect of certain items to be included in comprehensive income. The components of comprehensive income, each presented net of tax, are as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Net income	$20.3	$35.7	$91.5	$142.5

Unrealized losses on available-for-sale securities:
Unrealized holding gains arising during period	—	1.8	2.0	5.3
Less: Reclassification adjustment for gains realized in net income	—	(1.4)	(4.9)	(5.3)

Net unrealized gain (loss)	—	0.4	(2.9)	—

Foreign currency translation adjustment	1.3	1.7	7.3	2.2

Amortization of costs associated with pension and postretirement benefit plans	—	—	0.9	—

Actuarial loss from remeasurement of pension and postretirement benefit plans	—	—	(10.5)	—

Total comprehensive income	$21.6	$37.8	$86.3	$144.7

8.	Stock-Based Compensation
Over time, we have had various stock-based compensation programs, which provide for long-term performance compensation for key employees and members of the Board of Directors. As of June 30, 2008, the Company’s primary types of stock-based compensation were stock options and restricted stock units (“RSUs”), as well as performance based stock options and RSUs.
In contemplation of the spin-off of the funeral services business, in March 2008 the Compensation and Management Development Committee of the Board of Directors modified the terms of the Company’s stock-based compensation plan to require the equitable conversion and/or adjustment of outstanding stock based awards in the event of the spin-off. With that modification and in accordance with SFAS 123(R), “Share Based Payment,” the fair values of outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $9.6 million. Of this amount, $6.9 million was recorded in our second quarter for vested stock options ($1.3 million in discontinued operations) and $2.7 million will be recorded over the remaining vesting period of the stock options (all in continuing operations).
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
Additionally, the vesting of certain outstanding RSUs held by employees of the funeral services business was accelerated according to provisions triggered by the spin-off. As a result of the accelerated vesting of these RSUs, a $3.2 million charge was recorded in our second fiscal quarter, all of which was reflected within discontinued operations.

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
During the third quarter of 2008, we granted Performance Based Stock Awards to a limited number of our executives. These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) assure clear accountabilities and provide rewards for producing results, and (iv) ensure competitive compensation. These awards are performance based stock options, and vesting of the grants is contingent upon the achievement of cumulative three-year performance targets and corresponding service requirements. Performance targets are set at a threshold, target and maximum level, with the number of options ultimately vesting increasing at each level of performance attained.
As of June 30, 2008, the number of performance based stock options granted and outstanding ranged from approximately 400,000 at the threshold performance level of achievement to approximately 1.1 million at maximum achievement. The fair value of the options granted under this program was $7.20 per share. The maximum amount we could be required to expense for the performance based stock options under this program is $8.0 million and nothing would be expensed if the performance targets and/or service requirements are not met. Compensation expense, based on the estimated achievement of performance and service requirements, will be recognized over the performance period through September 30, 2010. Stock compensation expense recorded in the quarter approximated $0.5 million for this program.
Ultimately, total stock-based compensation cost that was charged against income, net of tax and including the March 2008 modification charge described above, during the periods ended June 30, 2008 and 2007 was as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Total stock-based compensation cost, net of tax	$2.5	$1.7	$12.8	$4.6
Allocated to discontinued operations	—	(0.4)	(3.7)	(1.1)

Included in continuing operations	$2.5	$1.3	$9.1	$3.5

9.	Special Charges
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
10.	Income Taxes
The effective income tax rates for the Company’s continuing operations for the three and nine months ended June 30, 2008 were 2.3 percent and 27.2 percent, respectively. This compares to effective income tax rates of 35.4 percent for the three months ended June 30, 2007 and 37.1 percent for the nine months ended June 30, 2007.
The lower rate in both the third quarter and year-to-date periods of fiscal 2008 is due principally to favorable discrete period tax benefits of $7.8 million recognized this quarter. These tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and recognition of certain previously unrecognized federal and state tax benefits, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006. This compares to an immaterial amount of favorable discrete period tax benefits that were recorded in the third quarter of fiscal 2007.
Through the first nine months of fiscal 2008, we have recognized net favorable discrete tax benefits of $6.7 million. These tax benefits were driven primarily by the third quarter activity. This compares to discrete period tax benefits of $0.4 million recorded in the first nine months of fiscal 2007, which related primarily to the one-time “catch-up” for the retroactive reinstatement of the research and development tax credit.
11.	Average Shares Outstanding for Earnings per Common Share
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 2,648,452 and 2,070,914 for the three and nine month periods ended June 30, 2008 and 484,367 and 579,621 for the comparable periods of 2007. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Average shares outstanding during the periods are calculated as follows (in thousands):

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Average shares outstanding – Basic	62,534	61,913	62,356	61,732
Add potential effect of exercise of stock options and other unvested equity awards	121	328	174	275

Average shares outstanding – Diluted	62,655	62,241	62,530	62,007

12.	Guarantees
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
A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly		Year-to-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Balance at beginning of period	$18.3	$17.9	$19.8	$17.8
Provision for warranties during the period	4.0	3.5	12.8	12.3
Warranty claims during the period	(4.5)	(4.8)	(14.8)	(13.5)

Balance at end of period	$17.8	$16.6	$17.8	$16.6

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

13.	Segment Reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires reporting of segment information that is consistent with the way in which management operates and views the Company. In conjunction with the spin-off of the funeral services business, which previously was represented by the Batesville Casket segment, our reportable segments have been updated in all periods reported herein to include only the Company’s continuing operations. These are presented as follows:
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

	Quarterly		Year-To-Date
	Period Ended		Period Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Revenues:
North America Acute Care	$219.9	$208.2	$662.1	$632.5
North America Post-Acute Care	50.6	45.7	146.7	134.1
International and Surgical	97.6	76.3	278.1	221.0
Total eliminations	(1.3)	(1.7)	(3.5)	(3.1)

Total revenues	$366.8	$328.5	$1,083.4	$984.5

Divisional income:
North America Acute Care	$54.9	$49.7	$167.0	$160.9
North America Post-Acute Care	14.9	11.9	41.4	37.0
International and Surgical	10.7	9.6	32.3	29.3
Functional costs	(57.2)	(50.6)	(171.3)	(141.4)

Total divisional income	$23.3	$20.6	$69.4	$85.8

Special charges	—	—	(2.3)	(0.2)

Operating profit	23.3	20.6	67.1	85.6

Interest expense	(2.1)	(5.5)	(12.2)	(16.7)
Investment income and other, net	0.8	2.4	4.6	4.2

Income from continuing operations before income taxes	$22.0	$17.5	$59.5	$73.1

14.	Commitments and Contingencies
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
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling. Additionally, the Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for the periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.

If a class is certified in any of the antitrust cases filed against the Company and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases. See Note 3 for more information regarding the Judgment Sharing Agreement.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of the Distribution Agreement, Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation. See Note 3 for more information regarding the Distribution Agreement and related indemnifications.
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

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.1 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of June 30, 2008 we have retained a $21.1 million litigation accrual associated with the opt-outs.
HRDI Investigation
During our fiscal years 2005 and 2006, we received and responded to civil subpoenas from the Offices of the Connecticut and Illinois Attorneys General seeking documents and information related to their investigations of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which we were a corporate member. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigations appear to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We are cooperating with both investigations, and no claims have been filed against us.
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
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of these factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Form 10-K”) and our Current Report on Form 8-K on the spin-off of the funeral services business as filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2008. Risk factors, or portions thereof, included in the 2007 Form 10-K that related to the funeral services business are no longer applicable to the Company, except for the risk related to the purported Batesville Casket antitrust lawsuit discussed in Note 14 of Notes to Condensed Consolidated Financial Statements. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 10-Q and Form 8-K filed with the SEC.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2007 Form 10-K.
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and health information technology (“IT”) solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care and patient customers.
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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-Q. See Note 3 of our Notes to Condensed Consolidated Financial Statements for a further discussion of the spin-off of the funeral services business. Unless otherwise noted, this MD&A excludes information related to the funeral services business.
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “MD&A — Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our 2007 Form 10-K.
Current Progress against Strategic Plan
As referred to above, in our 2007 Form 10-K, we described our key strategic initiatives, designed to support our goal to grow organic revenue by an average of six to eight percent and operating income by an average of 12 to 15 percent over the 2007 to 2010 time frame. Our strategy, as more fully described in our 2007 Form 10-K, is designed to provide patients and those who care for them across all patient care settings around the world with affordable patient support and related therapy and information platforms that promote safer and more effective patient care. We have provided progress updates in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008, remain committed to those initiatives and continue to make progress against them. The most significant developments with respect to our strategic imperatives since the filing of our last Form 10-Q include:
North America Acute Care: Differentiate the Core and Revitalize Rental Business: We continued to increase our competitiveness by introducing a number of new products across the price/feature continuum, focusing on the optimal deployment of our sales and marketing resources in both our Acute Care’s Capital and Rental businesses and developing more integration between our patient support and health IT platforms.
•	We continue to accelerate our pace of new product research and development efforts and have introduced additional new and enhanced products for acute care customers. Our new TotalCare® Connect and TotalCare® Connect Bariatric bed platforms, released in March of this year, helped drive positive revenue growth within intensive care settings during our third fiscal quarter. Coming off the trend of slowed sales of our patient support systems in intensive care settings during the second half of fiscal 2007 and early 2008, we are optimistic that these and other related new products will continue to provide revenue growth within that portion of our business. We also launched several new surface offerings recently. One such new product introduced during the third quarter was our NP200 Wound Surface, a next generation surface with aerospace honeycomb memory foam and nanoAg+™ antimicrobial technology. During the third quarter, we also launched our VersaCare® Transition Care patient support system, an enhanced model with additional caregiver safety features and functionality. We expect the output from our increased focus on product development initiatives, which began in earnest in 2007, will continue into the foreseeable future, particularly with the October 1st start of initiatives by the Centers for Medicare and Medicaid Services to halt payment for certain adverse events that occur during a patient’s hospital stay. Our technologies are frequently used to avoid and mitigate such adverse events potentially leading to favorable economic and clinical outcomes for patients and customers.

•	Our health IT business continues to experience a steady turnaround in profit margins fueled by a higher mix of service related revenue streams and new product introductions. In February 2008 we released the enhanced NaviCare® Clinical Operations Platform and we launched an enhanced version of our NaviCare® WatchChild® solution during the third quarter. Subsequently, we announced two key agreements that will facilitate increased accessibility to our NaviCare® WatchChild® solution via mobile devices and impart an education component to further enhance its value to customers. In addition, we continue to develop new products, some in collaboration with industry partners, that are designed to enable connectivity and integration among patient support systems, health IT products, third party medical devices and clinical information systems. We expect additional new health IT product introductions over the next several quarters.

•	Our Therapy Rental business has grown significantly in recent quarters and was up 22 percent during the quarter, as a result of several new products, fleet investments we made in 2007, and the renewed channel focus we have placed on this business as a result of creating a separate dedicated moveable medical equipment (“MME”) channel. Our new E700 Wound Surface, launched late in fiscal 2007, is an intelligent multi-zone wound prevention and treatment surface that has exceeded our expectations. In addition, our decision to reduce the focus of our Account Clinical Directors from MME products has enabled more selling time to be directed toward therapy rental and customer conversions.

•	Although we remain disappointed by the performance of our MME business, we are encouraged by our recently completed training and initial deployment of over 30 new sales representatives dedicated to our MME products. Additionally, a new Group Vice President was brought in late in second quarter to oversee this and other related businesses and has embarked on a detailed review of our fundamental MME business processes in effort to drive improved profitability.
Develop North America Post-Acute Care: As Hill-Rom seeks to increase our presence across the North America care continuum, we have made investments in new products, new business models and improved business systems that we believe will enable us to profitably participate in large and growing home care and extended care segments.
•	We are progressing towards significantly differentiating our patient support systems portfolio through the launch of a number of new products. Hill-Rom now has a full line of capital and rental patient support frames and surfaces at several price points addressing a variety of patient acuities. As we move forward on product platform development, we expect to be able to more effectively compete in this space.

•	Our Home Care business unit has continued its trend with its fifth successive quarter of double-digit growth. The introduction of high quality standard and bariatric frames and surfaces into this otherwise primarily rental focused segment has been well received by customers and patients alike. As well, our wound care “gold standard” product, the Clinitron® fluidized bead bed offering continues its strong performance. Changes made last year in sales channel, product offering and account development has begun to deliver strong value.

•	Despite the progress made with respect to the launch of several key new products, we are still making the transition from a selling organization that has been primarily focused on renting specialty items such as wound surfaces to one that is focused on selling capital products specifically in our Extended Care business unit that has performed below our expectations to date. We are currently evaluating a variety of new selling strategies to enable greater capital sales penetration.

•	Our Hill-Rom Respiratory Care business unit continued its strong growth. This growth is a result of continued growth in our base rental home care business and from our prior year launch of a new version of The Vest® respiratory product designed specifically for acute care applications. Further, we recently announced a new distribution agreement with Tri-anim Health System, Inc., the nation’s largest provider of respiratory specialty sales and distribution solutions for healthcare manufacturers across the healthcare continuum. Tri-anim’s 200 sales and customer service professionals will help expand our sales channel and drive even further profitable revenue growth from these acute care settings.

•	In late 2007 we began selling products directly to consumers and have made modest investments to investigate this opportunity further. We are encouraged by our progress to date and will continue to evolve our direct to consumer strategy over the next fiscal year.

International and Surgical: Expand Across Continuum: Hill-Rom’s International and Surgical division continues to experience very strong growth across most major segments. In addition to the generally favorable impact of currency exchange rates compared to the prior year, we are benefiting from a strong line up of new products, a strong European direct channel, and investments we made in several new segments, including European medicalized long term care, and geographies, such as Asia and the Middle East.
•	We continue to experience strong top-line growth from our product launches over the past two and a half years and we expect that trend to continue. Supporting our confidence, in the third quarter we launched another version of our highly successful AvantGuard™ patient support system, the AvantGuard™ 1600, for use in mid- to high-acuity acute care settings throughout Europe.

•	Additionally, we continue to make substantial progress in our initiatives to grow our presence within medicalized long-term care in Europe. Recently introduced patient support and furniture products have continued to drive significant revenue growth. Specifically, derivatives of our AvantGuard™ patient support system (our AvantGuard™ 801 and AvantGuard™ 802) have been particularly well-received by medicalized long-term care customers. And similar to what we described last quarter, we have continued to successfully leverage our existing sales channel capacity to increase volume without adding significant overhead or cost.

•	Our early fiscal 2007 acquisition of Medicraft, a frame manufacturer based in Australia, has enabled Hill-Rom to obtain a leadership position in Australia. We completed the integration of Medicraft in late fiscal 2007 and are now focused on realizing a number of new growth opportunities available to Hill-Rom in Australia.
Improve Gross Margins: We continue to face higher than expected inflationary pressures in key commodity markets, primarily from fuel and commodities, including steel and plastics. For example, since 2007 oil is up 142 percent, steel up 66 percent and plastics up 47 percent. While we have been able to date to mitigate some of these cost pressures through contracts with our suppliers, because supply for these materials and commodities remains constrained, it is expected these pressures will be even more influential in the near term. During the third quarter, the impact of higher fuel and commodity costs on our gross margins, compared to the prior year quarter, was 70 basis points.
We continue to execute strategies to mitigate inflationary cost pressure and global competition to drive profitability and to be in a position to achieve the necessary cost structure to offer more affordable products to price sensitive customers, particularly in post-acute care and emerging geographic regions. These actions include; Increasing prices on certain products and to customers, where possible continuous improvement initiatives in our Batesville, Indiana and Pluvigner, France manufacturing facilities; the continued centralization of our global supply chain; and increased utilization of low cost region manufacturing and sourcing. Specifically, we are in the process of executing the following initiatives:
•	As discussed above, we remain focused on developing and bringing to market more innovative products and features that provide an unmatched value proposition to caregivers while providing the opportunity to further expand our gross margin.

•	We continue to expand production of our CareAssist® patient support system and stretcher lines in our Monterrey, Mexico facility. Transition of our stretcher line, while slightly behind our targeted timeline, is nearly complete, and we are beginning to eliminate redundant production in our Batesville facility, which will position us to more fully realize cost savings as we enter fiscal 2009.

•	Expansion of our low-cost region sourcing, which we have increased to nearly 25 percent of our total direct material spend, has helped to partially offset inflationary pressures on plastics, steel and other commodities.

•	We continue to accelerate the pace of platforming efforts to provide even further efficiencies and reduce product costs for fiscal 2009 and 2010. With the development and recent launch of new patient support platforms, we have continued to implement our initial platforming efforts designed to increase the use of common subassemblies and modules across multiple platforms which will enable us to meet customer needs faster, provide consistent styling in our products and improve our overall gross margin rates.
In addition to the initiative outlined above to improve gross margins, actions are also underway to streamline our organization, which if approved by the Board, would result in a fourth quarter special charge.
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
Consolidated Revenues

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	6/30/2008	6/30/2007	% Change	6/30/2008	6/30/2007	% Change
Revenues:
Capital sales	$249.9	$225.4	10.9	$734.7	$664.1	10.6
Rental revenues	116.9	103.1	13.4	348.7	320.4	8.8

Total Revenues	$366.8	$328.5	11.7	$1,083.4	$984.5	10.0

Consolidated revenues for the third quarter of 2008 increased $38.3 million, or 11.7 percent, compared to the third quarter of 2007, driven by growth in both capital sales and rental revenues.
•	Capital sales revenues grew by $24.5 million, or 10.9 percent, over the third quarter of 2007, including a favorable impact of foreign exchange rates of $5.7 million (and thus, 8.3 percent growth on a constant currency basis). As with our first two quarters, the primary growth driver was our International segment, where higher volumes were experienced, particularly in Europe. In our North America Acute Care segment, capital sales were up due primarily to higher volumes from our mid- and high-acuity bed platforms and therapy product sales. Partially offsetting those increases were lower volumes among our architectural products and maternal bed platforms. During the quarter, our Post-Acute Care segment also delivered higher capital sales as this segment continued to benefit from new products and increased sales channel focus. As discussed previously in “Current Progress against Strategic Plan,” we remain optimistic that our recent and upcoming product introductions and additions to our sales channels will continue to help drive increasing volumes and revenues in all segments of our business.

•	Rental revenues increased $13.8 million, or 13.4 percent, during the third quarter, including a favorable impact of foreign exchange rates of $2.0 million (and thus, 11.4 percent growth on a constant currency basis). This marks the second consecutive quarter in which we realized a year-over-year double digit increase in rental revenues and demonstrates continued traction from the various initiatives we have undertaken over the last two years designed to return our rental business to improved levels of profitability. The higher rental revenues during the quarter were driven, in large part, by continued success of our prior year innovation and investments in our bariatric and wound care surface rental fleet and the refocus of our Account Clinical Directors after adding the MME sales channel. Our higher volumes were also impacted by the conversion of a national purchasing organization contract executed earlier this year. While a relatively small component of our rental business, our MME product lines generated lower revenues versus the prior year period, thus partially offsetting our improved therapy rental revenues.

Consolidated revenues for the nine-month period ended June 30, 2008 increased $98.9 million, or 10.0 percent, compared to the same period in 2007. On a constant currency basis, sales increased 7.5 percent.
•	Capital sales increased $70.6 million, or 10.6 percent (7.7 percent on a constant currency basis), from the prior year as a result of the same relative drivers as experienced in the quarter—higher overall volumes (primarily driven by our International segment), favorable exchange rates ($19.7 million) and favorable product pricing and mix. Product volume movements on a year-to-date basis are generally consistent with those discussed above for the third quarter, however, our mid-acuity bed platform sales are flat on a year-to-date basis while our maternal bed platforms have seen double-digit year-to-date growth.

•	Rental revenues increased $28.3 million, or 8.8 percent, compared to the same period in 2007 (7.1 percent on a constant currency basis). This increase for the year-to-date period was primarily driven by improved second and third quarter performance described above in which we also benefited by an increased incidence of influenza and pneumonia during the second quarter and early in third quarter. As outlined above, therapy rental revenues have been strong in all periods, while volumes within our MME product lines have declined.
Consolidated Gross Profit

	Quarterly		Year-To-Date
	Period Ended		Period Ended
(Dollars in millions)	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Gross Profit
Capital sales	$99.4	$93.1	$297.4	$279.2
% of Related Revenues	39.8%	41.3%	40.5%	42.0%

Rental revenues	$61.2	$52.4	$182.5	$163.9
% of Related Revenues	52.4%	50.8%	52.3%	51.2%

Total Gross Profit	$160.6	$145.5	$479.9	$443.1
% of Related Revenues	43.8%	44.3%	44.3%	45.0%

Consolidated gross profit for the third quarter of 2008 increased $15.1 million, or 10.4 percent, from the prior year quarter but decreased slightly as a percentage of revenues to 43.8 percent.
•	Capital sales gross profit increased $6.3 million over the prior year third quarter due primarily to the effects of the higher volumes and, to a lesser extent, favorable exchange rates. Although gross profit dollars increased, gross margin (as a percentage of sales) declined by 150 basis points (where one basis point equals one one-hundredth of a percent) in the quarter, largely increasing percentage of our overall revenues coming from our International segment and the result of commodity cost pressures (primarily from plastics, steel and fuel). Gross margin has improved in our North America Acute Care and Post Acute segments. While pleased with our continuing strong international growth, that growth has the impact of reducing our overall gross margin percentage as products sold in those regions generally provide relatively lower margins than in North America. As discussed previously in “Current Progress against Strategic Plan,” we expect the commodity cost pressures to persist into the foreseeable future and have a number of cost savings initiatives underway to help mitigate some of the pressure.

•	Rental revenues gross profit increased $8.8 million, or 16.8 percent, from the third quarter of 2008. The increase was driven by new products, higher volumes as we leverage the generally fixed cost nature of our field service organization and rental fleet as well as profit improvement activities. Reflecting that better leverage, gross margin for the quarter increased by 160 basis points when compared to the same period in 2007.

Consolidated gross profit for the nine-month period ended June 30, 2008 increased $36.8 million, or 8.3 percent, from the prior year quarter, but, consistent with the quarter, decreased slightly as a percentage of sales to 44.3 percent.
•	Capital sales gross profit increased $18.2 million, or 6.5 percent, while gross margin declined by 150 basis points driven by the same factors experienced during the third quarter and described above.

•	Rental revenues gross profit increased $18.6 million, or 11.3 percent, and gross margin also increased 110 basis points compared to the same period in 2007, also driven by new products, the leverage of our field service organization and rental fleet and profit improvement activities as mentioned above.

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	6/30/2008	6/30/2007	% Change	6/30/2008	6/30/2007	% Change

Other operating expenses	$137.3	$124.9	9.9	$410.5	$357.3	14.9
Percent of Total Revenues	37.4%	38.0%		37.9%	36.3%

Special charges	$—	$—	n/a	$2.3	$0.2	n/a

Interest expense	$(2.1)	$(5.5)	(61.8)	$(12.2)	$(16.7)	(26.9)
Investment income	1.8	1.5	20.0	7.6	3.7	105.4
Other income/ (expense)	(1.0)	0.9	n/a	(3.0)	0.5	n/a
Other
Other operating expenses increased $12.4 million, including an unfavorable $2.0 million effect of foreign exchange rates, for the third quarter of fiscal 2008 compared to the same prior year period. As a percentage of revenues, other operating expenses declined 0.6 percent. Consistent with recent quarters, the increase in other operating expenses was largely due to increased investment spending on a year over year basis as we continue in the execution of our strategic plan, led by higher spending for research and development (up 16.4 percent over the prior year quarter to $14.9 million) and higher sales and marketing expenses. Directionally, and consistent with our first half of the year, sales and marketing expenses increased $7.7 million (up 13.7 percent) during the third quarter driven by higher sales compensation costs from additional sales representatives in our North American Acute Care segment and the increased revenue, higher costs associated with the commercial launch of a significant number of new products and other sales channel development expenditures incurred across our other segments. Other general and administrative expenses also increased just under 5 percent, primarily related to compensation and benefit inflation. On a go forward basis, as we previously disclosed, our level of investment spending has begun to level off and our leverage of these investments should accelerate in upcoming quarters.
Year-to-date, other operating expenses increased $53.2 million, or 1.6 percent as a percentage of revenues. Specific nonrecurring costs incurred during the second quarter relating to the spin-off of the funeral services business included a non-cash stock modification charge of $5.8 million (see Note 8 of Notes to Condensed Consolidated Financial Statements for more detail) and $1.5 million of other separation related costs. In addition, otherwise higher operating expense levels were due to the same general factors as outlined above for the third quarter.
We recognized special charges of $2.3 million in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of the Company’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately fifteen other positions were eliminated in a related action. See Note 9 of Notes to Condensed Consolidated Financial Statements for more information pertaining to these actions. No additional special charges have been recorded in fiscal 2008, although an action for streamlining our organization, which if approved by the Board, would result in a fourth quarter special charge.

Interest expense decreased $3.4 million compared to the third quarter of 2007 and $4.5 million compared to the nine-month period ended June 30, 2007 due to lesser outstanding borrowings (following our March 2008 repurchase of $224.3 million of debt). Investment income for the quarter and year-to-date periods increased $0.3 million and $3.9 million in fiscal 2008 from the comparable periods in fiscal 2007 due to higher auction rate securities interest rates, as well as higher cash and investment securities balances despite the distribution of $181.2 million in conjunction with our March 31, 2008 spin-off of the funeral services business. In relation to the investment securities, interest rates have generally increased, generating higher levels of interest income. Other expense increased for both the quarter and the nine-month period ended June 30, 2008 as compared to the same prior year periods as a result of foreign currency impact. Also impacting the nine-month period was a $2.3 million loss on the early extinguishment of debt and the termination of our previous credit facility in the second quarter (see Liquidity and Capital Resources section that follows). Going forward, the second quarter extinguishment of debt is expected to continue to have the effect of reducing our interest expense.
The effective income tax rates for the Company’s continuing operations for the three and nine months ended June 30, 2008 were 2.3 percent and 27.2 percent, respectively. This compares to effective income tax rates of 35.4 percent for the three months ended June 30, 2007 and 37.1 percent for the nine months ended June 30, 2007.
The lower rate in both the third quarter and year-to-date periods of fiscal 2008 is due principally to favorable discrete period tax benefits of $7.8 million recognized this quarter. These tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and recognition of certain previously unrecognized federal and state tax benefits, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006. This compares to an immaterial amount of favorable discrete period tax benefits that were recorded in the third quarter of fiscal 2007.
Through the first nine months of fiscal 2008, we have recognized net favorable discrete tax benefits of $6.7 million. These tax benefits were primarily a result of the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax uncertain liabilities, including interest. This compares to discrete period tax benefits of $0.4 million recorded in the first nine months of fiscal 2007, which related primarily to the one-time “catch-up” for the retroactive reinstatement of the research and development tax credit.
The effective tax rate without discrete tax expenses was 37.9 percent and 35.2 percent for the three months ended June 30, 2008 and 2007, respectively. The higher effective tax rate in the third quarter of fiscal 2008 as compared to fiscal 2007, is due principally to higher losses in France this year for which we can record no tax benefit. The effective tax rate without discrete tax expenses was 38.5 percent and 37.7 percent for the nine months ended 2008 and 2007, respectively.
Income from Discontinued Operations
As a result of the spin-off of Hillenbrand, Inc., the funeral services business and certain other costs have been classified within discontinued operations in our Condensed Consolidated Statements of Income for all periods presented herein. The following table presents certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the three and nine month periods ended June 30, 2008 and 2007. Due to the timing of the spin-off, activities of the funeral services business are only included through March 31, 2008.

	Quarterly		Year-To-Date
	Period Ended		Period Ended
(Dollars in millions)	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Funeral services sales	$—	$165.6	$354.3	$509.0
Total expenses	0.8	129.4	275.2	361.2

Income (loss) from discontinued operations before income taxes	(0.8)	36.2	79.1	147.8
Income tax expense	0.4	11.8	30.9	51.3

Income (loss) from discontinued operations	$(1.2)	$24.4	$48.2	$96.5

Expenses classified within discontinued operations during the third quarter primarily related to non-recurring legal and professional costs related to the completion of the spin-off and ongoing work to complete the separation of our defined benefit pension plan. Such efforts are expected to be completed during the fourth quarter, and related costs are expected to be less than $1.0 million.
Year-to-date income from discontinued operations decreased from the prior year primarily due to the third quarter being omitted in the current year (following the March 31 spin-off) and the effects of costs associated with the spin-off outlined below. For details of relative performance of the funeral services business during the first two quarters, please see our Quarterly Report on form 10-Q for the period ended March 31, 2008.
Other year-to-date costs included in discontinued operations were non-recurring costs directly related to the spin-off transaction ($24.2 million year-to-date), one-time non-cash stock-based compensation charges ($4.5 million in the second quarter) and a charge recorded upon the renegotiation of seller notes receivable and preferred stock ($6.4 million in the second quarter). The non-recurring separation costs were primarily for investment banking fees, legal, accounting and other professional and consulting fees. The one-time stock-based compensation charges were the result of the modification of stock options and accelerated vesting of certain restricted stock awards held by employees of the funeral services business in connection with the spin-off. Finally, we renegotiated the terms of seller financing instruments provided to Forethought Financial Group, Inc. (“FFG”) in conjunction with the divestiture of our pre-need funeral insurance business in 2004. As a result, we received cash payments during the second quarter of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the preferred stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of our recognition of unamortized discount as interest income.
Business Segment Results of Operations

	Quarterly			Year-To-Date
	Period Ended			Period Ended
(Dollars in millions)	6/30/2008	6/30/2007	% Change	6/30/2008	6/30/2007	% Change
Revenues:
North America Acute Care	$219.9	$208.2	5.6	$662.1	$632.5	4.7
North America Post-Acute Care	50.6	45.7	10.7	146.7	134.1	9.4
International and Surgical	97.6	76.3	27.9	278.1	221.0	25.8
Total eliminations	(1.3)	(1.7)	(23.5)	(3.5)	(3.1)	12.9

Total revenues	$366.8	$328.5	11.7	$1,083.4	$984.5	10.0

Divisional income:
North America Acute Care	$54.9	$49.7	10.5	$167.0	$160.9	3.8
North America Post-Acute Care	14.9	11.9	25.2	41.4	37.0	11.9
International and Surgical	10.7	9.6	11.5	32.3	29.3	10.2
Functional costs	(57.2)	(50.6)	13.0	(171.3)	(141.4)	21.1

Total divisional income	$23.3	$20.6	13.1	$69.4	$85.8	(19.1)

Reconciling differences between total divisional income above and income before income taxes include special charges and other income/expense. See Note 13 of Notes to Condensed Consolidated Financial Statements for more details.
North America Acute Care
Total North America Acute Care revenues increased $11.7 million, or 5.6 percent, in the third quarter of 2008 compared to the third quarter of 2007, including $0.9 million of favorable exchange rate movements. Capital sales revenues reflected an increase of $5.3 million, or 3.5 percent, primarily on higher revenues from our mid- and high-acuity bed platforms and therapy product sales. Favorability generated from those product lines was partially offset by lower volumes in architectural products, maternal bed platforms and health care information technology products during the quarter. Rental revenues increased by $6.4 million, or 11.6 percent, during the quarter due to higher therapy rental volumes. This strong result was due to the conversions of hospital accounts from a new national group purchasing organization contract and the continued success of 2007 product launches in bariatric and wound care products. Partially offsetting favorability in the therapy rentals were continued lower rentals of MME.
For the nine-month period ended June 30, 2008, total North America Acute Care revenues increased $29.6 million, or 4.7 percent, compared to the same period in 2007, including $4.6 million of favorable exchange rate movements. Capital sales revenues reflected an increase of $15.0 million, or 3.3 percent, while rental revenues were higher by $14.6 million, or 8.5 percent, due to higher volumes. The improvement in capital sales revenues during the nine-month period was generated by our CareAssist® and maternal bed platforms and therapy capital products furniture, and parts and services. This improvement was partially offset by lower revenues in our architectural products and mid-acuity bed platforms. The increase in rental revenue for the year-to-date period was driven by the third quarter performance described above and an increased incidence of influenza and pneumonia in the second quarter.
North America Acute Care divisional income during the quarter increased $5.2 million, or 10.5 percent compared to the prior year period. Capital sales gross profit was up 4.6 percent somewhat ahead of the overall revenue increase, while rental gross profit was up 16.2 percent as a result of the increase in revenues, the continued strong leverage of our field service organization and profit improvement activities as we grow revenues without adding significantly to our cost structure. Total gross margins increased 70 basis points, despite inflationary pressures. Increased spending in marketing and sales channel expansion over the prior year drove higher operating expenses as we continue our efforts to properly position ourselves for continued growth following the development and launch of a number of new products.
Divisional income for North America Acute Care for the nine-month period ended June 30, 2008 increased $6.1 million, or 3.8 percent, compared to the prior year period due to higher gross profit, particularly offset by increases in product development, marketing and sales channel expansion, all in line with our current year strategy, as previously outlined . Capital sales gross profit was up in line with our overall revenue increase. For our rental business, gross margin improved significantly, once again taking advantage of the increased leverage of our field service organization in a period of increasing revenues. Total gross margins increased 30 basis points, despite inflationary pressures.
North America Post-Acute Care
North America Post-Acute Care revenues increased $4.9 million, or 10.7 percent, in the third quarter of 2008 compared to the third quarter of 2007. Capital sales revenues increased by $1.1 million or 11.3 percent, primarily due to increased sales channel focus, improved frame and therapy sales to our home care customers, and increased sales of The Vest® respiratory products. The increase was partially offset by softness in extended care. Rental revenues increased $3.8 million or 10.4 percent, primarily related to an increase in activity of our standard therapy rentals to the home and higher revenue on The Vest® system. This was partially offset by decreased activity on rentals to our extended care customers by the loss of specific Group Purchasing Organization (“GPO”) and contractual business.

North America Post-Acute Care revenues increased $12.6 million, or 9.4 percent, year to date 2008 compared to the comparable period in 2007. Capital sales revenues increased by $6.7 million, primarily due to improved frame and therapy sales to our home care and extended care customers and The Vest® system customers. Rental revenues increased $5.9 million, primarily related to an increase in activity of our standard therapy rentals to the home and higher revenue on The Vest® system, partially offset by decreased activity on rentals to our extended care customers.
Divisional income for North America Post-Acute Care increased $3.0 million, or 25.2 percent, in the third quarter of 2008 compared to the prior year period. The increase was primarily due to gross margin expansion of 340 basis points, 370 basis points for rental revenues and 220 basis points for capital sales. The growth of respiratory care and home care, both of which are higher margin businesses, led to much of the increased margins during the quarter. Partially offsetting this increase in margins was additional operating expenses, primarily in the areas of sales and marketing in support of the higher revenues.
Divisional income for North America Post-Acute Care increased $4.4 million, or 11.9 percent, year to date 2008 compared to the prior year period. The increase was primarily due to an increase in capital sales gross profit related to higher revenue volumes and increased fleet efficiency in our standard therapy rentals and on The Vest® system. Gross margins increased 190 basis points, with capital sales gross margins were up 400 basis points and rental gross margins up 250 basis points. Offsetting the increase in gross profit were lower activities to extended care customers and additional operating expenses. These increased costs were related to additional spending in sales, marketing, and new product development initiatives as we continue to focus on growth opportunities.
International and Surgical
International and Surgical revenues increased $21.3 million, or 27.9 percent, in the third quarter of 2008 compared to the third quarter of 2007, inclusive of favorable exchange rates of $6.8 million. Capital sales revenues, up $17.8 million or 27.6 percent, were positively affected by increased sales over the prior comparable year quarter in Europe as a result of the AvantGuard™ 800 and 1200 bed products and increased furniture sales in the acute care and long-term care markets, along with favorable exchange rates. Rental revenues were also higher by $3.5 million or 29.6 percent due to the favorable exchange rates and higher volumes, which we believe have increased our overall market share. In addition to significant growth in Europe, we also experienced growth in Asia, Middle East and Africa, and within our Surgical products, offsetting current quarter weakness in Latin America and Australia.
International and Surgical revenues increased $57.1 million, or 25.8 percent, in the first nine months of 2008 compared to the similar period of 2007, inclusive of favorable exchange rates of $20.8 million. Capital sales revenues, up $49.3 million, were positively affected by increased sales over the prior comparable period in Europe as a result of the AvantGuard™ 800 and 1200 bed products, increased furniture sales in acute and long-term care markets and favorable exchange rates, consistent with that outlined for the quarter. Rental revenues were also higher by $7.8 million due to the favorable exchange rates and higher volumes. In addition to significant growth in Europe, we also experienced growth in Asia and within our Surgical products, offsetting weaker results in Latin America and Australia.
Divisional income for International and Surgical increased $1.1 million in the third quarter of 2008 compared to the prior year period, including the impact of favorable exchange rates of $1.4 million. We experienced a 220 basis point decline in gross margin, driven in part by the negative impact of currency movements on product costs in certain geographic regions and unfavorable inventory adjustments associated predominantly with periodic physical inventories taken at various operations within Europe and in Australia. Operating expense increases reflect our ongoing investments in sales channel, marketing and new product development, as well as the unfavorable impact of exchange rates on our costs.

Divisional income for International and Surgical increased $3.0 million in the first nine months of 2008 compared to the prior year period, including the impact of favorable exchange rates of $3.7 million. We experienced a 260 basis point decline in gross margin resulting from a one-time unfavorable impact associated with a negotiated distributor settlement in the first quarter, the negative impact of adjustments to our allowance for rental revenue reserves in Italy in our second quarter, as well as driven by the factors described above for the quarter. Operating expenses increased primarily due to the same factors described above for the quarter.
Liquidity and Capital Resources
Basis of Cash Flow Presentation
Our cash flows during all periods herein are presented without separate classification of cash flows from the funeral services business through March 31, 2008. Accordingly, cash flows from net income during the period through March 31, 2008, as well as the impact on cash from changes in working capital, investments, long-term debt, dividends and other balances reflect sources and uses of cash for both the medical technology and funeral services business through March 31, 2008. The ultimate spin-off of the funeral services business was a non-cash transaction, except for actual cash distributed to Hillenbrand, Inc. in conjunction with the spin-off, and therefore did not impact our cash flows during the period. For the period April 1, 2008 through June 30, 2008, the sources and uses of cash are reflective only of the medical technology business.

	Year-To-Date
	Period Ended
(Dollars in millions)	6/30/2008	6/30/2007
Cash Flows Provided By (Used In):
Operating activities	$227.2	$196.8
Investing activities	(32.4)	(169.1)
Financing activities	(146.5)	(33.8)
Effect of exchange rate changes on cash	1.4	1.9

Increase (Decrease) in Cash and Cash Equivalents	$49.7	$(4.2)

Operating Activities
To date in fiscal 2008, cash flows from operating activities have improved by more than 15 percent over the prior period—despite the negative effect of the spin-off on cash. Separation-related costs, as well as the absence of funeral services business cash flows during the third quarter, were more than offset by otherwise improved net income and working capital in the Hill-Rom business.
As discussed previously in “Consolidated Results of Operations,” gross nonrecurring separation-related costs of $24.2 million, which provided little income tax benefit as such costs were largely nondeductible, have been incurred and generally paid in the current year. Additionally, the funeral services business, which historically provided consistently positive cash flows, generated approximately $40 million of operating cash flows in the prior year third quarter. As noted above, given the March 31, 2008 spin-off, we did not benefit from any cash flows from the core funeral services business during the current year third quarter.
Excluding the separation-related costs and the absence of the funeral services business income discussed above, as well as other second quarter noncash charges related to the stock modification charge ($10.3 million) and renegotiation of seller financing instruments ($6.4 million), net income improved approximately $35 million over the prior year-to-date period. Continued improvement in our inventory management have yielded nearly $30 million of cash flow improvement, and our inventory turns have increased from 4.2 to 4.9 in the current period. Additionally, collections of accounts receivable generated improved cash flow of approximately $10 million, which is also reflected in a reduction of our days sales outstanding from 100.8 days at June 30, 2007, to 85.4 days at June 30, 2008.

Another item that has positively impacted operating cash flows compared to the prior year was the collection of $11.2 million related to earnings on previously held seller financing instruments, including accrued interest and accretion of discounts. See Note 3 of Notes to Condensed Consolidated Financial Statements for more detail on the previously held seller financing instruments.
Investing Activities
During the first nine months of fiscal 2008, we used $136.7 million less cash in investing activities than we did in the prior year period. Following our purchase of the Monterrey manufacturing facility in early fiscal 2007 and fewer additions to our rental fleet during 2008, capital expenditures were $23.3 million lower in the first nine months of 2008. Also driving the higher investing activities in the prior year were (a) $20.8 million spent for the prior year acquisitions of Medicraft and a small regional funeral services distributor and (b) higher amounts of cash used to purchase investment securities in the prior year. During 2008, we have reduced our positions in auction rate securities, thus influencing our cash balance by $76.5 million. Finally, investing cash flows in 2008 also benefited from proceeds from the renegotiation and early settlement of seller financing notes receivable and preferred stock, which provided positive investing cash flow of $27.8 million (that is, the total $39.0 million proceeds less amounts included in operating cash flows) during the second quarter of 2008.
Financing Activities
While cash flows from operating and investing activities were significantly favorable to the prior year period, net cash used in financing activities totaled $146.5 million for the nine months ended June 30, 2008 compared to $33.8 million for the nine months ended June 30, 2007. This higher use of cash in the current year period was driven primarily by the distribution of $141.3 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business.
Also related to the spin-off, a number of transactions occurred during the second quarter of 2008 impacting cash flows from financing activities. The most significant of these transactions were (a) drawing down $250 million on a new Hillenbrand, Inc. revolving credit facility and then (b) paying nearly $225 million to repurchase certain long-term debt (see Note 5 of Notes to Condensed Consolidated Financial Statements for more details on the debt repurchase).
Cash dividends paid declined to $41.8 million in the first nine months of 2008, compared to $52.9 million in the prior year comparable period, due to the reduction of our quarterly cash dividend following completion of the spin-off. Quarterly cash dividends per share were $0.1025 for the third quarter compared to slightly more than $0.28 in recent quarters prior to the spin-off.
Ultimately, primarily driven by our second quarter debt repurchase, our debt-to-capital ratio declined to 11.1 percent at June 30, 2008, compared to 22.1 percent at June 30, 2007.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
At June 30, 2008, we held investment securities which consisted primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced failures and a lower level of liquidity. Those conditions have continued such that management determined it appropriate to classify the auction rate securities as noncurrent as of June 30, 2008. Another result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.

During the second quarter of 2008, we estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. Following an unrealized loss of $1.5 million on those securities in our second quarter to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market, there was no further loss during the third quarter. We continue to have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, the result could be further temporary unrealized losses or impairments could result and liquidity and earnings could be adversely affected.
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
In conjunction with the spin-off of the funeral services business, on March 31, 2008, we terminated the previously outstanding $400.0 million senior revolving credit facility and entered into a new $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of June 30, 2008, we had $11.9 million of outstanding, undrawn letters of credit under the new five-year facility and $488.1 million of borrowing capacity available under that facility. See Note 5 of Notes to Condensed Consolidated Financial Statements for more details of this new credit facility.
We also have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. We had $8.0 million outstanding under this credit line as reflected in Short-term borrowings on the June 20, 2008 Condensed Consolidated Balance Sheet. In addition, as of June 30, 2008, we had $18.7 million of outstanding, undrawn letters of credit under uncommitted credit lines of $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
Following the debt repurchase completed in March 2008, $126.3 million of debt remained outstanding at various fixed rates at June 30, 2008. Of this amount, $25.7 million is classified as short-term on the balance sheet at June 30, 2008, and the remaining $100.6 million is classified as long-term. The portion classified as short-term relates to our 4.5 percent senior notes, which mature in June 2009.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits. As disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Distribution Agreement executed in conjunction with our spin-off of the funeral services business contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.
During the third quarter of fiscal 2008, we did not repurchase any shares of our common stock in the open market. As of June 30, 2008, we had Board of Directors’ approval to repurchase 3,000,000 shares of our common stock. We may consider additional repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important that you understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 14 of Notes to Condensed Consolidated Financial Statements, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect thereafter on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment.

Contractual Obligations and Off-Balance Sheet Arrangements
As of June 30, 2008, we had no off-balance sheet arrangements and there have been no material changes in our contractual obligations as set forth in the Contractual Obligations table disclosed in our 2007 Form 10-K, as supplemented by the Contractual Obligations table disclosed in our Quarterly Report on Form 10-Q for the period ended and March 31, 2008.
However, due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” in the first quarter of fiscal 2008, other long-term liabilities include an additional $34.2 million, which primarily represents uncertain tax positions for which it is not possible to determine in which future period the tax liability might be paid out.
Critical Accounting Policies & Estimates
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K. There have been no material changes to such policies since this date.
For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of our Notes to Condensed Consolidated Financial Statements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to various market risks, including fluctuations in interest rates, volatility in the value of our investment securities, collection risk associated with our notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are subject to commodity price increases, primarily related to plastics, steel and fuel. If commodity prices continue to increase, we could experience an adverse impact on our results of operations.
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies. We operate the program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. We had currency derivative instruments outstanding in the contract amount of $2.2 million at June 30, 2008, and those derivative instruments had a negligible fair value. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/losses, initially recorded as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.

A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $0.2 million. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $0.2 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
We hold auction rate securities, for which the market continues to experience auction failures as the supply for auction rate securities in the market exceeds demand. Due to these failures, we have gained guidance from our investment advisors on the current fair value of our portfolio. During the second quarter of 2008, we estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. Following an unrealized loss of $1.5 million on those securities in our second quarter to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market, there was no further loss during the third quarter. We continue to have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, the result could be further temporary unrealized losses or impairments could result and liquidity and earnings could be adversely affected.
Our financial instruments are exposed to interest rate and credit risk. On March 31, 2008 we announced the completion of a debt tender associated with our $250.0 million senior notes due June 2009. We repurchased $224.3 million of the outstanding senior notes in the tender offer. As part of this transaction, we terminated interest rates swap agreements covering a notional value of $200.0 million of this long-term debt. The termination of the interest rate swap agreements resulted in a gain of $4.0 million that was recognized in the current period to partially offset the cost of the debt tender. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash.
Our pension plan assets, which were approximately $154.0 million at June 30, 2008 following the preliminary contribution of pension plan assets to Hillenbrand, Inc., are also subject to volatility that can be caused by fluctuations in general economic conditions. Plan assets are invested by the plans’ fiduciaries, which direct investments according to specific policies. Those policies subject investments to the following restrictions: short-term securities must be rated A2/P2 or higher, fixed income securities must have a quality credit rating of “BBB” or higher, and investments in equities in any one company may not exceed 10 percent of the equity portfolio.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in detail in Note 14 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. You should read that note carefully to understand the background and current status of those matters.
As indicated in Note 14 of Notes to Condensed Consolidated Financial Statements, if a class were certified in the FCA or Pioneer Valley action and if the plaintiffs were to prevail at trial, damages that could be awarded, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition, and/or liquidity. We continue to believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories, which we are asserting vigorously. We have entered into a judgment sharing agreement with Hillenbrand, Inc. to allocate between us and Hillenbrand, Inc. any potential liability under the FCA and Pioneer Valley actions and any other actions that are consolidated with those actions. For a description of the Judgment Sharing Agreement, see Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our 2007 Form 10-K. There have been no material changes to the risk factors disclosed in the 2007 Form 10-K except that (1) the risk factors, or portions thereof, that related solely to the funeral service business are no longer relevant to the Company, except that the risk related to the purported Batesville Casket antitrust lawsuits is still relevant, and (2) in connection with the spin-off of the funeral service business, we disclosed additional risk factors related to the spin-off under the heading “Risk Factors” in a Current Report on Form 8-K filed with the SEC on March 17, 2008. Those additional risk factors are incorporated herein by reference.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total		as Part of	that May Yet Be
	Number		Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased [1]	Paid per Share	or Programs [2]	Programs
April 1, 2008 – April 30, 2008	0	0	—	3,000,000
May 1, 2008 – May 31, 2008	75	25.19	—	3,000,000
June 1, 2008 – June 30, 2008	286	32.44	—	3,000,000

Total	361	30.93	—	3,000,000

1	All shares purchased in the three months ended June 30, 2008 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval in the three months ended June 30, 2008. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6. EXHIBITS
A. Exhibits

Exhibit 10.18	Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl V. DeCarli

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

DATE: August 7, 2008	BY:	/S/ Gregory N. Miller Gregory N. Miller
Senior Vice President and
Chief Financial Officer

DATE: August 7, 2008	BY:	/S/ Richard G. Keller Richard G. Keller
Vice President, Controller
and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 10.18	Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl V. DeCarli

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002