Form 10-K
period 2008-09-30
Hill-Rom Holdings, Inc.
filed 2008-11-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
Commission File No. 1-6651
HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1069 State Route 46 East
Batesville, Indiana	47006-8835
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (812) 934-7777
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the common stock held by non-affiliates of the registrant.
Common Stock, without par value — $2,794,347,561 as of March 31, 2008.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,508,934 as of November 17, 2008.
Documents incorporated by reference.
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders — Part III.

HILL-ROM HOLDINGS, INC.
Annual Report on Form 10-K
September 30, 2008

PART I
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements within the meanings of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” “higher,” “lower,” “reduce,” “improve,” “expand,” “progress,” “potential” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks.
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
Item 1. BUSINESS
General
Hill-Rom Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care.
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “MD&A — Industry Trends, Strategy and Other Factors Impacting Our Business” under Item 7 of this Form 10-K.
Spin-off of Funeral Services Business
On March 31, 2008, we completed the spin-off to our shareholders of our funeral services business operating under the Batesville Casket name, through a tax-free stock dividend. In connection with the distribution, the Company (formerly known as Hillenbrand Industries, Inc.) changed its name to Hill-Rom Holdings, Inc. and is now trading under the symbol “HRC” on the New York Stock Exchange (“NYSE”). For a detailed discussion of the spin-off of the funeral services business, see “Management’s Discussion and Analysis — Spin-off of Funeral Services Business” under Item 7 of this Form 10-K.
The results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-K. See Note 3 to the Consolidated Financial Statements, included under Item 8 of this Form 10-K, for a further discussion of the spin-off of the funeral services business.
Liko Acquisition
On October 1, 2008, we completed the acquisition of two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. We expect to benefit from synergies created by combining Liko’s product platforms, engineering capabilities, clinical competencies and sales channel capabilities with the Company’s established brands, products, and sales and service organizations in both North America and Europe. See Note 16 to the Consolidated Financial Statements included under item 8 of this Form 10-K for a further discussion of the Liko acquisition.

Business Segment Information
Net revenues, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 13 to the Consolidated Financial Statements.
Our operating structure contains the following reporting segments:
•	North America Acute Care

•	North America Post-Acute Care

•	International and Surgical
Products and Services
Patient Support Systems. Our innovative patient support systems include a variety of electrically adjustable and manual bed systems and integrated and non-integrated therapeutic surfaces for use in high, mid and low acuity settings. Bed systems are one of the most visible and important medical devices in health care and play a significant role in improving patient outcomes and caregiver safety. Improved outcomes are frequently enabled by the interoperability among bed frames, surfaces and clinical information technologies. Specifically, our advanced patient support systems can provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, wound healing and prevention, pulmonary treatment, point of care controls, and patient turn assist and upright positioning. These features and functions, when combined with caregiver training and treatment protocols, have been demonstrated to reduce a number of the top adverse events associated with patient stays, including bedsores (or pressure ulcers), ventilator-associated pneumonia and patient falls.
Our primary patient support systems include the following:

Acuity Settings	North America	International	Selected Features/Options
Critical/Intensive Care Settings	TotalCare®	TotalCare®, TotalCare® with Duo® 2	Key features include Advanced MicroClimate™ Technology, enhanced patient positioning, Point-of-Care® siderail controls, TurnAssist, in-bed scale, powered transport, real time alerts, including head of bed alarms, FlexAfoot®, full chair egress and stand assist.

	TotalCare SpO2RT®	TotalCare SpO2RT®	Same as TotalCare®, plus pulmonary therapies including continuous lateral rotation, percussion and vibration.

Medical/Surgical Settings	VersaCare®, CareAssist® ES, Hill-Rom® 1000	AvantGuard® 800/1200/1600, Evolution® 156, VersaCare®, CareAssist® ES, Hill-Rom® 1000, Hill-Rom® 305/405	Key features include low bed height, patient position monitor for patient bed exit, enhanced patient positioning, BOOST™ , Turn Assist/FlexAfoot® Point-of-Care® controls, siderail controls, in-bed scale, powered transport, low chair position and real time alerts.

Emergency Department/Transport /Procedural Care Areas	Procedural, Trauma, Surgical, OB/GYN, Electric, Transport	Procedural, Trauma, Surgical, OB/GYN, Electric, Transport	Key features include low height, mobility, comfort surface, one step tuck-away siderails, ergonomic push handles, 700 lb. weight capacity, BackSaver Fowler™, foot controls and dual action brakes.

Acuity Settings	North America	International	Selected Features/Options
Labor and Delivery	Affinity® 4	Affinity® 4	Key features include Stow and Go™ or Lift Off removable foot section, easy to use foot and calf supports, seat inflate and deflate, automatic pelvic tilt, CPR release, Point-of-Care® siderail controls, and battery back-up.

Bariatric	TotalCare® Bariatric, TotalCare® Bariatric Plus, Excel Care® ES Bariatric 1039 (Post Acute Care) Bariatric 1048 (Post Acute Care)	TotalCare® Bariatric, Excel Care® ES, ProAxis® Plus	Key features include 500 lb. or 1000 lb. capacity, wider width, low airloss surface, adjustable length, in-bed scale, FullChair® position, 30-degree head or bed angle alarm, powered transport, turn assist positioning, pulmonary therapies including continuous lateral rotation, percussion and vibration.

Extended Care Settings	Hill-Rom® 1000 Resident® LTC bed Hill-Rom® 70 Semi-Electric Bed Hill-Rom® 100 Low Bed	AvantGuard® 800 LTC AvantGuard® 800 Comfort	Key features include easy to use electric high/low controls, half-length tuck-away siderails, automatic contour, footend control lockouts, floor brakes, convenient to use patient and caregiver controls, multiple style foot and head boards.
Other patient support systems include patient lifts, slings and other patient transfer technology ranging from compact, lightweight mobile lifts to high capacity overhead and freestanding systems. Patient lifts are widely utilized by nurses and other professional and non-professional caregivers in acute care hospitals and post acute care settings to safely facilitate the movement and transfer of patients. Patient support systems also include bedside cabinets, adjustable-height overbed tables, patient room furniture and the remanufacture of select bed systems. We provide multiple surface/mattress offerings to meet the needs of customers across the continuum of care. Tempur-Pedic®, a jointly branded, premium, non-powered, comfort mattress, is available to our acute care customer base. Surgical table accessories from our Allen Medical surgical accessories business include the FlexFrame™ device, which converts a standard operating room table into a surgical table for spine procedures. Architectural products include headwalls and power columns, such as the intensive care architectural arm platform called the Latitude® system, which enables medical gases, communication accessories and electrical services to be distributed in patient rooms.
We sell these products primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. An emerging business involves the direct to consumer (“DTC”) sale of patient support systems and other selected accessories for patients and families desiring the same level of product while at home. Approximately 59 percent of our revenues during fiscal 2008 were derived from patient support systems.

Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces for a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions, primarily to acute, extended and home care customers. Our primary non-invasive therapeutic products and surfaces include the following:

Therapy Product and
Surfaces Uses/Features	Acute Care	Extended Care	Home Care	International
Products used in the treatment of advanced pressure sores, burns, flaps, grafts and intractable pain	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron At Home® Air Fluidized Therapy System	Clinitron® Air Fluidized Therapy System

Products used primarily for at risk wound prevention and early treatment through advanced pressure relief(pressure redistribution)	Flexicair Eclipse® Low Airloss Therapy, PrimeAire® ARS, VersaCare A.I.R.™, Acucair®, Flexicair MC3® Low Airloss Therapy, Envision® E700 Low Airloss Surface	Flexicair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface, Acucair-Matt™, Synergy® Air Elite, Flexicair MC3® Low Airloss Therapy, Synergy® Pulse PW330 Low Airloss Therapy Surface	Silkair® Overlay, Silkair® MRS, Sentry 1200 APM™, Flexicair Eclipse® Low Airloss Therapy, Acucair®, PrimeAire® Surface	Duo®2 , ClinActiv®, Alto™, Primo™

Products used primarily for wound prevention	Primeaire® Therapy Surface, NP100 Prevention Surface, TempurPedic® Medical Mattress, NP200 Prevention Surface, PrimeAire® ARS	NP50 Prevention Surface NP100 Prevention Surface NP200 Prevention Surface	NP50 Prevention Surface	Clinisert 2®, Thermocontour, SimCair®

Pulmonary bed/surfaces which provide continuous lateral rotation of the patient, percussion, pulsating and vibration	TotalCare SpO2RT®, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, V-Cue®	Synergy® Dynamic, Synergy® Elite Turn, V-Cue®	Respicair®, Respistar®, TotalCare SpO2RT®

Products specifically designed for the needs of the bariatric patient	Magnum® II, TotalCare® Bariatric, TotalCare® Bariatric Plus, Flexicair Eclipse Ultra®, Excel Care® ES	Magnum® II,
Flexicair Eclipse Ultra®,
TriFlex™ I System,
TriFlex™ II System,
Synergy® Air Elite
Bariatric Mattress
Replacement,
Hill-Rom® Bariatric 1039,
Hill-Rom® Bariatric 1048,
NP50 Prevention Surface	Magnum® II,
Flexicair Eclipse
Ultra®, TriFlex™ I
System, TriFlex™ II
System, Synergy®
Air Elite Bariatric
Mattress
Replacement,
Hill-Rom® Bariatric
1039, Hill-Rom®
Bariatric 1048,
NP50 Prevention
			Surface	ProAxis® Plus

Airway clearance in chronic pulmonary disease patients through high frequency chest wall oscillation	The Vest® System	The Vest® System	The Vest® System	The Vest® System

We rent and sell non-invasive therapeutic products and surfaces primarily in the United States, Canada and Europe through a clinical sales force comprised of professionals primarily with a background in nursing or respiratory therapy. Technical support is made available through an extensive network of technicians and service personnel who provide maintenance and technical assistance from approximately 230 service centers located in the United States, Canada and Europe. Certain of our therapy systems are also sold directly to customers. Approximately 27 percent of our revenues were derived from these therapeutic products and surfaces in fiscal 2008.
Medical Equipment Management Services. We provide peak-need rentals and full-hospital asset management for a wide variety of moveable medical equipment, also known as MME, such as ventilators, infusion pumps and monitoring equipment. Our medical equipment and management services business also includes equipment service contracts for our capital equipment. We provide these products and services primarily to acute and extended health care facilities through a network of over 230 service centers and approximately 1,700 service professionals throughout the United States, Canada and Europe.
We believe our rental business model offers our customers a number of advantages. A rental option provides healthcare professionals rapid and affordable access to clinical products and therapies that address the unique needs of a variety of patient specific situations. Examples include surfaces to treat wound or burn patients or specialty designed patient support systems to manage obese patients. We also use our rental capabilities to enable our customers to evaluate new technologies. This allows them to carefully evaluate a product before they choose to own the product versus rent it. In addition, our rental offerings allow customers to meet their peak-need, high-census requirements for certain technologies such as infusion pumps, ventilators and patient monitors, thereby facilitating more effective asset management.
We also provide asset management services through various business models to hospitals. Customers seek our services in order to optimize use of their capital investment, as well as a means of introducing new technologies to the hospital and improving utilization by controlling the deployment of their assets.
Health Information Technology Solutions. We develop and market a variety of communications technologies and software solutions that are designed to enhance operational efficiency and improve asset utilization and capacity optimization of health care facilities. These products include our suite of clinical communication and productivity solutions, our NaviCare® platform including patient flow, patient safety and our newly released NaviCare® Nurse Call. These solutions enable patient-to-staff and staff-to-staff communications to improve patient outcomes and caregiver safety and efficiency. By aggregating messages, alarms and data from patient platforms or other integrated communication devices we can provide real-time alerts to caregivers and construct post-event analyses. Included in this suite is our NaviCare® Patient Flow Management System product that takes important bed data and sends it directly to the caregiver to improve patient safety related to the prevention of patient falls and ventilator acquired pneumonia. This system also enhances facility productivity through a suite of visual display and communication tools that automate patient flow tasking and the bed and room turnover process. Finally, through our WatchChild® Obstetric Data Management System, we also provide a perinatal safety solutions suite that focuses on maternal and fetal monitoring and data archiving.
Following the extension of our health information technology solutions sales team in fiscal 2008, we provide these hardware and software products and services primarily to acute and extended health care facilities through approximately 33 direct sales executives located throughout the United States and Canada.
Other. We operate hospital bed, therapy bed and patient room equipment manufacturing and development facilities in the United States, France, Australia and a low-cost manufacturing facility in Mexico. Safe mobility and handling solutions products under the recently acquired Liko brand are manufactured primarily in Sweden. Most product sales in North America are delivered by trucks that we own. Distribution in much of the rest of the world is done through third-party carriers.

Competition
Our competitors in North America include the following, among others:

Product Categories	Competitors
Patient Support Systems	Stryker Corporation Joerns Healthcare Inc. Invacare Corporation ArjoHuntleigh (Division of Getinge AB) Sunrise Medical V. Guldmann A/S

Non-Invasive Therapy Surfaces and Specialty Beds	Kinetic Concepts, Inc.
Gaymar Industries, Inc.
SIZEWise Rentals, L.L.C.
Pegasus Airwave, Inc.
B.G. Industries, Inc.
Comfortex, Inc.
Medline Industries, Inc. (mattresses)
Encompass Group, LLC
Anodyne Therapy, LLC
Medastat USA, LLC
Recover Care, LLC
Span-America

Medical Equipment Management Services	Universal Hospital Services, Inc. Freedom Medical, Inc. Custom Medical Solutions Medical Specialties Distributors GE Aramark Numerous regional/local businesses

Health Information Technology Solutions	Premise Corporation Rauland-Borg Corporation TeleTracking, Inc. GE Telligence Infologix Awarix
Internationally, we also compete with a large number of competitors and regional manufacturers.
We compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth and depth of product offerings.
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
As necessary, we engage in voluntary product recalls and other corrective actions, including voluntarily ceasing shipment of devices. Additionally, within our medical equipment rental fleet, we are responsible for extending these types of actions to our customer base when the actions are initiated by the original equipment manufacturer. We also have implemented an extensive program designed to ensure our quality systems continue to comply with the FDA Quality System Regulation requirements and the regulatory equivalents under the Medical Device Directive in the European Union.

Over the past twelve months, the FDA performed inspections at our Pennsauken facility and issued no Notice of Inspectional Observations (also known as 483 reports). Audits conducted by foreign agencies have resulted in some observations resulting in corrective actions implemented by us. We anticipate a follow-up inspection by the FDA at our Batesville facility in connection with a warning letter issued by the FDA in January 2007. While we believe we have responded fully to the findings and have implemented corrective actions when necessary, any determination by the FDA or similar foreign agency that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, injunctions preventing the shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.
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
We continually monitor reimbursement developments and their implications particularly in the United States. Recent developments include passage of the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) which contains a delay of the durable medical equipment prosthetics, orthotics and supplies (“DMEPOS”) competitive bidding program until some time in 2009. The competitive bidding program is called for by law and marks the gradual transition from a fee schedule reimbursement model to one based on competitive bidding by suppliers. A primary objective of the program is to reduce Medicare’s outlay for medical equipment and services provided in the home. In exchange for the delay, products originally included in the initial round of bidding this past summer will receive a reimbursement cut of 9.5 percent commencing on January 1, 2009. Hospital beds and accessories and certain support surfaces we provide to homecare settings are included in this reduction. Because the primary goal of the program is to reduce spending, it is reasonable to expect pricing for products included in the program to be lower in the future. Further, a more severe repercussion beyond payment reductions would be the possibility that the bidding process could completely exclude certain vendors from program participation if their bids are deemed too high. However, given the fluid nature of program developments, the overall effect of these actions on our business is not yet known.
Beyond the competitive bidding program, future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, health care reform legislation that would reprioritize healthcare related expenditures could be considered by the next Congress. Any such legislation could represent opportunity as well as challenge, but the potential exists that Medicare and Medicaid reimbursement in a variety of healthcare settings could be negatively impacted.
We have recently been advised of a qui tam (whistleblower) action filed against us in 2005 under the federal False Claims Act. We are not yet a party to that case, having not been served, and the government has not yet reached a decision as to whether or not to intervene in that matter. See “Item 3. Legal Proceedings — Office of Inspector General Investigation” for further details.
Raw Materials
Principal materials used in our products include carbon steel, aluminum, stainless steel, wood and laminates, petroleum based products, such as foams and plastics, and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers.
When prices fluctuate for raw materials and sub-assemblies used in our products, based on a number of factors beyond our control, such fluctuations affect our profitability. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Additionally, although most of the raw materials and sub-assemblies used in our products are generally available from several sources, certain of these raw materials and sub-assemblies currently are procured only from a single source.

Beginning in fiscal 2005, the rising prices of certain raw materials, including metals, fuel, plastics and other petroleum based products in particular, and fuel related delivery costs, had a direct and material negative effect on our profitability. We have acted and have plans and actions in place to mitigate the impact of rising raw material and fuel prices, including continuous improvement, investments in state-of-the-art and more efficient production equipment, the centralization of the global supply chain to optimize manufacturing operations and purchasing power with suppliers, increased utilization of low cost region sourcing through our sourcing office in China, and the start-up of the manufacturing facility in Monterrey, Mexico. However, there can be no assurance that we will be able to anticipate and react quickly enough to all changing raw material and sub-assembly prices in the future or that the actions we are taking will be sufficient to offset the effects of the higher prices.
Most of our extended contracts with GPOs and customers for the sale of North American products permit us to institute annual list price increases. While there are certain limitations in some of those contracts, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.
Distribution
We have extensive distribution capabilities and broad reach across all health care settings. We have relationships with a large number of acute care hospitals, extended care facilities, community health settings and home health care agencies. Through our network of more than 200 North American and 30 international service centers and approximately 1,400 North American and 290 international service professionals, we are able to rapidly deliver our products to customers. This extensive network is critical to securing contracts with GPOs and serving our other customers.
Research and Development
Research is conducted to develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. All research and development is expensed as incurred. Research and development expense incurred for the fiscal years ended September 30, 2008, 2007 and 2006, was $59.1 million, $51.1 million and $42.1 million, respectively, of which $57.3 million, $47.8 million and $39.3 million has been included within continuing operations in the Statements of Consolidated Income.
Patents and Trademarks
We own, and from time-to-time license, a number of patents on our products and manufacturing processes that are of importance, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.
We also own a number of trademarks and service marks relating to our products and product services which are of importance to us, but, except for the mark “Hill-Rom,” we do not believe any single trademark or service mark is of material significance to our business as a whole.
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
Employees
As of September 30, 2008, we employed approximately 6,800 persons. Approximately 600 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States, the collective bargaining agreements have expiration dates of January 2010 and January 2013. Outside of the United States, negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.

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
Regulatory Matters — Environmental
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. When necessary, we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $1 million. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 13 to the Consolidated Financial Statements, which statements are included herein under Item 8.
Our foreign operations are subject to risks inherent in doing business in foreign countries. Risks associated with operating internationally include political, social and economic instability, increased operating costs, changes in income taxes, expropriation and complex and changing government regulations, all of which are beyond our control. Further, to the extent we receive revenue from United States export sales in currencies other than United States dollars, the value of assets and income could be, and have in the past been, adversely affected by fluctuations in the value of local currencies.
Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time-to-time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers and certain other key personnel as of November 17, 2008.
Peter H. Soderberg, 62, was elected as President and Chief Executive Officer of the Company effective March 20, 2006. Mr. Soderberg, a Company board member since 2002, was most recently President and Chief Executive Officer of Welch Allyn, Inc., Skaneateles Falls, N.Y. He held that position since January, 2000. Mr. Soderberg was previously Group Vice President and Chief Operating Officer of Welch Allyn, Inc. His prior experience includes 23 years at Johnson & Johnson where he served in a variety of operations, marketing and management positions in four of its over-the-counter and professional product companies. Most recently, he was President of Johnson & Johnson Health Management, a Johnson & Johnson portfolio company. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. He is on the Boards of Directors of Greatbatch, Inc. (NYSE:GB), Constellation Brands, Inc. (NYSE:STZ), the Advanced Medical Technology Association, and, before his recent move to Indiana, was on the boards of the Syracuse Symphony Orchestra (as its Vice Chairman), the Metropolitan Development Authority of Central New York (as its Vice Chairman) and CNYMedtech (as its Chairman).
Gregory N. Miller, 45, was elected Senior Vice President and Chief Financial Officer of the Company effective July 14, 2005. He previously held the positions of Vice President — Controller and Chief Accounting Officer for the Company from May 16, 2002 to July 14, 2005 and Vice President — Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance for Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.

Mark D. Baron, 56, was appointed Senior Vice President, Operations and Product Development of the Company effective October 2006. Since joining the Company in 2001, he has held the positions of Vice President and General Manager of the Company’s Care Environment Business Unit for Europe, Middle East, & Africa and Vice President, Global Supply Chain. Prior to joining the Company, he held a number of positions with the Lockheed Martin Corporation, a developer and manufacturer of technology systems and products, including Vice President, Material Acquisition from 1998 to 2001 and various leadership positions in Operations and Quality from 1993 to 1998. Prior to his Lockheed Martin positions, he progressed through positions of increasing responsibility in Operations with the General Electric Company.
Earl DeCarli, 52, has served as Group Vice President Care Continuum Services since March 2008. Prior to joining the Company Mr. DeCarli was most recently President and Chief Executive Officer of The Hygenic Corporation, a private equity owned provider of solutions for the rehabilitation and wellness markets. He held that position since August, 2007 and previously served as Hygenic’s President and Chief Operating Officer from March 2005. Mr. DeCarli served as Group Vice President of Welch Allyn, Inc. from May 2000 to early 2005. His prior experience includes eleven years (1989-2000) at Elekta Instruments AB, a Swedish supplier of advanced medical technology for neurosurgery and radiation oncology. While at Elekta he served in a variety of general management roles including Vice President, Surgical Instruments Division; President, Precision Therapy International, Inc. and Chief Operating Officer, Elekta, Inc. Mr. DeCarli began his career in the healthcare field in 1983 with Baxter Healthcare Corporation where he progressed through positions of increasing responsibility in sales, marketing and sales management. Mr. DeCarli currently serves as a member of the Board of Directors of Reichert, Inc., a portfolio company of the private equity firm Beecken, Petty, O’Keefe & Company.
Patrick D. de Maynadier, 48, was elected Senior Vice President of the Company effective October 1, 2007. He has served as Vice President, General Counsel and Secretary of the Company since January 28, 2002. From May 2000 to October 2001, he was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company, and a corporate and securities partner at the law firm Bracewell & Giuliani LLP.
Kimberly K. Dennis, 41, was elected Senior Vice President, North America Post-Acute Care of the Company on October 1, 2006. Previous to that, she served vice president roles at Hill-Rom Company leading its Turnaround Program, shared services and information technology efforts from August 2005 to October 2007 and at Hillenbrand leading shared services and information technology since August 5, 2003. She was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to August 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company. During her tenure, she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company, the Company and Hill-Rom Company.
John H. Dickey, 54, was elected Senior Vice President of the Company effective October 1, 2007. He has served as Vice President of Human Resources of the Company since January 1, 2006 and had served as the Vice President of Human Resources and Administration for Batesville Casket Company prior to that since October 22, 2001. Mr. Dickey previously held the position of Vice President of Human Resources for Forethought Financial Services from 1997 to 2001. Prior to that, he was Director of Human Resources — Field Operations and Sales for Hill-Rom Company, a subsidiary of the Company, from 1990 to 1997. His career started with the company in 1976 where he held positions of increasing responsibility in logistics, operations and human resources.
Sheri H. Edison, 51, was elected Senior Vice President and Chief Administration Officer of the Company, effective October 1, 2007, with continuing responsibility for legal operations, information technology, government affairs, regulatory affairs, quality assurance, enterprise transportation and guest services. She has served as Assistant General Counsel and Assistant Secretary for the Company since October 1, 2005 and served as Vice President and General Counsel for Hill-Rom Company, the then medical technology subsidiary of the Company, from November 3, 2003 until October 1, 2007. Prior to that, Ms. Edison served as Vice President and General Counsel of Batesville Casket Company beginning in early 2003, and before joining the Company, Ms. Edison was Assistant General Counsel at LTV Steel and spent several years in private practice at Jones Day as a mergers and acquisitions attorney.

Michael J. Grippo, 39, was elected Vice President of Business Development and Strategy of the Company on June 12, 2006. Prior to joining the Company, Mr. Grippo led the health care investment banking practice of SunTrust Robinson Humphrey, a division of SunTrust Banks, Inc. Prior to that, he served as director of Business Development for Welch Allyn, Inc., a privately held medical products company based in Skaneateles Falls, N.Y. Mr. Grippo received a joint degree in Economics and Political Science from Princeton University and a master’s in Business Administration (Finance) from New York University.
Jeffrey Kao, 41, has served as President of the Company’s North America Acute Care division since January 2008. Previously, he had been Senior Vice President of Sales, Clinical & IT Solutions for Hill-Rom Company since May 24, 2007. He previously held the position of President and Chief Executive Officer at Systems and Software, a Vermont based software firm focused on Municipal Government Revenue Cycle Solutions, from October 2006 to May 2007. Prior to Systems and Software, Mr. Kao served as the Senior Vice President for Flowcast, a division of IDX Systems Corporation, from October 2004 to October 2006. Mr. Kao held a number of positions with GE Healthcare previous to IDX, including General Manager of Functional Imaging and General Manager of Nuclear Medicine, and served as a 6 Sigma Master Black Belt and Quality Leader for GE Healthcare.
Richard G. Keller, 47, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 4, 2005. He had served as Executive Director — Controller of Hill-Rom Company since March 2004 and as Director, Financial Planning and Analysis of the Company from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Blair A. (Andy) Rieth, Jr., 50, was hired as Vice President of Investor Relations, Communications, and Global Brand Development of the Company on June 7, 2006. Prior to joining the Company, he held a number of positions for Guidant Corporation, a former subsidiary of Eli Lilly and Company, from 1996 to 2006. Most recently he held the position of Investor Relations Officer from 2000 to 2006. Prior to Guidant, Mr. Rieth held a variety of management positions within sales, product management, M&A and business development for Eli Lilly and Company. Mr. Rieth received a degree in Economics magna cum laude from DePauw University and a Master’s in Business Administration from the Amos Tuck School at Dartmouth College.
Gregory J. Tucholski, 47, has served as President of the Company’s International and Surgical division since January 2008. He was elected Senior Vice President, International and Surgical of Hill-Rom Company effective October 2006. He previously held the position of Vice President, North America Sales and Vice President North America Marketing of Hill-Rom Company since April 2003. Previously, he held a number of positions at GE Medical Systems (now GE Healthcare) during his 15 year career with GE Medical Systems. GE Healthcare, a unit of General Electric Company, is a provider of medical technologies and services, including medical imaging and information technologies, medical diagnostics, patient monitoring systems, drug discovery, and biopharmaceutical manufacturing technologies. Prior to his GE positions, Mr. Tucholski began his career with Technicare, formerly a Johnson and Johnson subsidiary.
Availability of Reports and Other Information
Our website is www.Hill-Rom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct, the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.
All reports filed with the SEC are also available via the SEC website, www.sec.gov, or may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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
We are a codefendant with Batesville Casket Company, a subsidiary of Hillenbrand, Inc., and certain customers of Batesville, in two purported antitrust class action lawsuits. See “Item 3. Legal Proceedings.” The plaintiffs in one of these cases served a report in April, 2007 indicating that they are seeking damages ranging from approximately $947 million to approximately $1.46 billion before trebling, and the plaintiffs in the other case served a report in April 2007 indicating that they are seeking damages of approximately $99.2 million before trebling. If these cases go to trial, the plaintiffs are likely to claim additional alleged damages for the period between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. In the event a class is certified in any of these cases and the plaintiffs prevail at trial, any damages awarded would be trebled as a matter of law and the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Accordingly, if a class is certified in any of these cases and the plaintiffs prevail at trial, we could be subject to substantial liability. In such event, we may not be able to satisfy any such judgment or to post an appeal bond for the appeal of any such judgment. In that event, we could resort to bankruptcy proceedings. If we are able to satisfy a judgment or post an appeal bond, doing so may significantly impair our financial position and liquidity.
Although we have entered into a Judgment Sharing Agreement with Hillenbrand, Inc. intended to allocate any potential liability that may arise from these cases and any other case that is consolidated with the litigation, there can be no assurance that Hillenbrand, Inc. will be able to satisfy its potential obligations under this agreement. Moreover, negative covenants contained in the Distribution Agreement related to the spin-off of Hillenbrand, Inc., intended to preserve the credit capacity of each of Hillenbrand, Inc. and us and to support our ability to perform our respective obligations under the Judgment Sharing Agreement, impose restrictions on us that, among other matters, limit our ability to use debt to consummate certain acquisitions, repurchase shares or pay dividends. For a description of the Judgment Sharing Agreement and the Distribution Agreement, see Note 3 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Failure by us or our suppliers to comply with the Food and Drug Administration (“FDA”) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.
We design, manufacture, install and distribute medical devices that are regulated by the FDA in the United States and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenues and profitability. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. Moreover, our moveable medical equipment rental business is subject to product modifications executed by us on behalf of original medical equipment manufacturers that can result in unanticipated costs and temporary product shortages. Additionally, regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.
Capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business. We could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.
Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulation, including retroactive and prospective rate and coverage criteria changes and other changes, intended to reduce the program expenditures, could adversely affect our third-party reimbursement business. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our customers acquire and utilize our products. This has resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our customers’ patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors. A rising uninsured population (estimated by the United States Census Bureau to be 45.7 million) further exacerbates a challenging reimbursement environment for us.

We are subject to stringent laws and regulations at both the federal and state levels governing the participation of durable medical equipment suppliers in federal and state health care programs. We are subject to numerous legal requirements related to supplying our products to patients, billing and claims submission processes, and our relationships to referral sources.
From time to time, the government seeks additional information related to our claims submissions, and income instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We anticipate that the frequency and effectiveness of the government audits and review processes will intensify in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.
Federal and state fraud and abuse laws are also complex and numerous. In the durable medical equipment field, fraud and abuse risks arise most frequently in the claims submission process and in dealings with potential referral sources. With respect to the former, we have recently been advised of a qui tam (whistleblower) action filed against us in 2005 under the federal False Claims Act. We are not yet a party to that case, having not been served, and the government has not yet reached a decision as to whether or not to intervene in that matter. In the meantime, we are cooperating with the government in its investigation. Because qui tam (whistleblower) cases are filed under seal, there may be other whistleblower cases filed against us of which we are currently unaware. There is also a risk that the government itself would in the future file a False Claims Act case against us alleging improper claims activity. We are currently not aware of the existence of any such action or intention.
Under federal (and many state) laws, it is a crime to offer or pay remuneration for the referral of any federal health care program business. These activities are prosecuted under the federal criminal anti-kickback statute and parallel civil authorities. Durable medical equipment suppliers’ relationships with physicians, home health agencies and other referral sources are subject to anti-kickback scrutiny. We are not aware of any pending investigation or enforcement action against us relating to these statues.
If we are deemed to have violated these laws and regulations, we could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. While we believe that our practices materially comply with applicable state and federal requirements, the requirements may be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could adversely impact our business.
Our future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis. The financial success of new products could be adversely impacted by competitors’ products, lack of differentiation or willingness of customers to pay for such differentiation, customer acceptance, difficulties in product development and manufacturing, quality issues and warranty claims, certain regulatory approvals and other factors. The introduction of new products may also cause customers to defer purchases of existing products, which could have an adverse effect on sales.
Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We cannot assure that our new products will achieve the same degree of success that has been achieved historically by our products. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. Any strategies we may implement to address these trends may prove incorrect or ineffective. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability, particularly since downward pressure on health care product prices is expected to continue. Warranty claims and service costs relating to our products may be greater than anticipated, and we may be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters. For example, as part of the tradeoff between clinical effectiveness and comfort, which is inherent in most clinical products, we have at times dedicated research and development efforts to improving the comfort and customer acceptance of certain of our products. These efforts, together with the foregoing focus on enhancing the competitiveness of our core products, have sometimes resulted in the dedication of new product development resources to sustaining development efforts.
Failure to successfully introduce new products on a cost-effective basis, or delays in customer purchasing decisions related to the evaluation of new products, could cause us to lose market share and could materially adversely affect our business, financial condition, results of operations and cash flow.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets have recently experienced extreme volatility and disruption. The strength of the United States and global economy has become increasingly uncertain, and the prospects for a period of prolonged recession or slower growth appear strong. We believe that the turbulence in the financial markets, liquidity crisis and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and will contribute to pressures on operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. As a result, we expect many of our customers to scrutinize costs more carefully, and some to trim budgets and look for opportunities to further reduce or slow capital spending. Further, strengthening of the United States dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into United States dollars. Additionally, the disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the recent disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2008 by approximately $35 million and we have experienced a decline in the value of our pension plans assets since September 30, 2008. Continued market volatility and disruption could cause further declines in asset value. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.
All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.
Our business is significantly dependent on major contracts with group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our relationships with these organizations pose several risks.
A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital group purchasing organizations (“GPOs”). At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. A majority of those GPO contracts will come up for renewal during the next year. Failure to be included in certain of these agreements could have a material adverse effect on our business, including capital and rental revenues.
The contracting practices of GPOs change frequently to meet the needs of their member hospitals. An emerging trend is for GPOs to offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program. Participation by us in such programs may require increased discounting, and failure to participate or to be selected for participation in such programs may result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions. This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or other enhancements.
GPOs, IDNs, and large health care providers have communicated that their member hospitals are under cost pressure, and they have increased their focus on pricing and on limiting price increases. Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenues. In particular, our results of operations continue to be adversely affected by high prices for metals, fuel, plastics and other petroleum based products.
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. After modest cost pressures in 2006 and 2007, we experienced higher prices in fiscal 2008 at an unprecedented level on numerous commodities, including metals, fuel, plastics and other petroleum based products. Although we have to some extent historically been able to offset such rising costs with increases in the prices of our products, there can be no assurance that the market place will continue to support the higher prices or that such prices will fully offset such commodity price increases in the future. Any further increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.
Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Disruption and volatility in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products. Extended unavailability of a necessary raw material or sub-assembly could cause us to cease manufacturing one or more products for a period of time.
We face significant competition as a result of low cost competitors entering the market as well as consolidation among competitors, which could reduce our share of the market and our net sales. Competition could also cause us to increase expenditures or cause us to reduce our prices thereby negatively impacting our margins.
Over the past several years, consolidation and the entrance of new low cost competitors has greatly increased competition in the United States and abroad. These companies have competed in all areas, but most effectively in our most price sensitive segments such as extended care. During the same time period, they have grown in size and scale. If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability could be adversely impacted.
We may be unable to achieve some or all of the benefits that we expect to achieve from the separation of Hillenbrand, Inc. from us, and any such benefits may be offset in part by certain negative consequences of the separation.
We may not be able to achieve the full strategic and financial benefits that we expect will result from the separation of Hillenbrand, Inc. from us or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than our pre-separation corporate structure or place a greater value on us as a stand-alone medical technology company after the separation than on our prior structure as a holding company for the medical technology and funeral service businesses.
Because we are a smaller company after the separation and have credit ratings below our pre-separation credit ratings, we expect that we will have less borrowing capacity and greater borrowing costs than we previously had.
Our agreements with Hillenbrand, Inc. may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to the separation of Hillenbrand, Inc. from us, including the Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement, Tax Sharing Agreement, Shared Services Agreements and Transitional Services Agreements, were prepared in the context of the separation and, accordingly, may not reflect terms that would have resulted from arm’s length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocation of assets, employees, liabilities, rights, indemnifications and other obligations between us and Hillenbrand, Inc. For descriptions of these agreements, see Note 3 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

The distribution of shares of Hillenbrand, Inc. stock to our shareholders could result in significant tax liability.
We received a private letter ruling from the Internal Revenue Service (“IRS”) that the distribution of shares of Hillenbrand, Inc. stock to our shareholders in connection with the separation of Hillenbrand, Inc. from us would qualify for tax-free treatment under Internal Revenue Code Sections 355 and 368(a)(1)(D). The IRS ruling relies on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our and Hillenbrand, Inc.’s businesses. Although we believe that all of these representations, assumptions and undertakings were correct, the IRS ruling would not be valid if the representations, assumptions and undertakings were incorrect. Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution will qualify for tax-free treatment, although we received an opinion of counsel with respect to the legal and tax issues not addressed in the private letter ruling. Notwithstanding the IRS private letter ruling, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling were false or had been violated.
If the distribution fails to qualify for tax-free treatment, we would be subject to tax as if we had sold the common stock of Hillenbrand., Inc. in a taxable sale for its fair market value and Hillenbrand, Inc’s initial public shareholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Hillenbrand, Inc.’s common stock that was distributed to them.
Our strategic initiatives may not produce the intended growth in revenue and operating income.
We have disclosed operational strategies and initiatives. These strategies include making significant investments to achieve revenue growth and margin improvement targets. These investments adversely affected our profitability in fiscal 2007, and to a lesser extent in fiscal 2008, but we expect them to yield increased revenue and operating income growth in future periods. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.
We may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.
Over the past few years we have announced several restructuring, realignment and cost reduction initiatives, including significant realignments of our businesses, employee terminations and product rationalizations in our North American rental business, continued restructuring, realignment and continuous improvement initiatives at our French manufacturing facility and plans to shift a portion of our manufacturing capacity to a facility in Mexico, efforts to improve our medical equipment management services business and other streamlining initiatives. These activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the costs of implementing these measures may be greater than anticipated. If these measures are not successful, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
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
Although we plan to continue to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we expect to compete against other companies for acquisitions and may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Therefore, if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our integration efforts or fully realize expected benefits from the integration. Our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Ineffective integration may also result in intangible asset impairments which could result in significant charges in our Statements of Consolidated Income.
We may not be able to attract, retain and develop key personnel.
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. This effect could be exacerbated if any officers or other key personnel left as a group. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain other highly qualified personnel in the future.
If we are unable to convert our portfolio of auction rate securities to cash, our liquidity and earnings could be adversely affected.
At September 30, 2008, we held $44.9 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, experienced auction failures in fiscal 2008 as the supply for auction rate securities in the market exceeded demand. Our portfolio of auction rate securities also experienced auction failures, effectively eliminating the liquidity of our holdings. Although currently we believe we have the ability and the intent to hold these assets until market conditions are more favorable or our investment advisors satisfy the conditions of certain announced settlements to repurchase these securities at fair value, if current market conditions do not improve or worsen, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments, and liquidity and earnings could be adversely affected. See Note 1 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 10 percent of our employees, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States covering approximately 8 percent of our employees. Although we have not experienced any significant work stoppages in the past 20 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations
Item 1B. UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES
The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Cary, North Carolina and St. Paul, Minnesota are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Acton, MA	Light manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Cary, NC	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Charleston, SC	Manufacturing and development facilities Office facilities	Manufacture and development of therapy units Administration
St. Paul, MN	Office facilities	Administration
Pluvigner, France	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Montpellier, France	Manufacturing and development facilities	Manufacture and development of therapy units
Sydney, Australia	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Monterrey, Mexico	Manufacturing facility	Manufacture of health care equipment
Lulea, Sweden	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of safe mobility and handling solutions Administration
In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico, South Africa, Australia, Middle East and the Far East.
Item 3. LEGAL PROCEEDINGS
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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On November 24, 2008, a Magistrate Judge in the Court recommended that the motions for class certification in both cases be denied. The plaintiffs in each case have 10 court days (which may be extended) to file objections to the Magistrate Judge’s recommendations with the United States District Judge. If the District Judge accepts the Magistrate Judge’s recommendations and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal.
On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. On August 25, 2008, the court canceled a previously scheduled September 8, 2008 docket call and stayed both cases pending resolution of class certification. It is anticipated that new deadlines, including a possible trial date, will not be set until sometime after the Court has ruled on the motions for class certification.
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

If a class is certified in any of the antitrust cases filed against the Company and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases. See Note 3 to the Consolidated Financial Statements for more information regarding the Judgment Sharing Agreement.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of the Distribution Agreement, Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation. See Note 3 to the Consolidated Financial Statements for more information regarding the Distribution Agreement and related indemnifications.
Office of Inspector General Investigation
On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United State Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. The investigation focuses on “claims for payment for certain durable medical equipment, including specialized support beds.” On September 18, 2008, we were informed by the United States Attorney’s Office that the investigation was precipitated by the filing in 2005 of a qui tam claim against us under the United States False Claims Act. The claim, filed in the United States District Court for the Eastern District of Tennessee, seeks recovery of unspecified damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for durable medical equipment. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the United States Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action was filed under seal. We have not been served in the qui tam action. We are continuing to cooperate with the government’s investigation, and the Department of Justice has not yet made any decision as to whether it will intervene in the matter. We could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs if we are found to have failed to comply with applicable laws and regulations.
Antitrust Settlement
In fiscal 2005, Hill-Rom Holdings, Inc., Hill-Rom, Inc. and Hill-Rom Company, Inc. entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolved all of the claims of class members that did not opt out of the settlement, including the claims of all United States and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total United States and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the United States government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the United States government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of September 30, 2008 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. Until April 1, 2008, the date of the spin-off of our former funeral services business, our company name was Hillenbrand Industries, Inc. and we traded on the New York Stock Exchange under the symbol “HB”. The closing price of our common stock on the New York Stock Exchange on November 17, 2008 was $22.83. The following table reflects the range of high and low selling prices of our common stock by quarter for the twelve months ended September 30, 2008 and 2007.

	Hill-Rom Holdings, Inc.		Hillenbrand Industries, Inc.
	2008		2008		2007
	High	Low	High	Low	High	Low
October – December	N/A	N/A	$56.98	$52.10	$61.59	$56.82
January – March	N/A	N/A	$56.12	$47.80	$60.59	$55.08
April – June	$33.46	$24.38	N/A	N/A	$67.49	$59.37
July – September	$30.80	$25.83	N/A	N/A	$67.37	$54.57
Effective with the consummation of the spin-off of the former funeral services business, our stock began trading independently of such business on April 1, 2008 at an initial value of 53.7 percent of the former trading value of Hillenbrand Industries, Inc. at close of business on March 31, 2008.
Holders
On November 17, 2008, there were approximately 24,700 shareholders of record.
Dividends
We have paid cash dividends on our common stock every quarter since our first public offering in 1971. In fiscal 2008, dividends were paid on December 31, 2007 and March 31, June 30 and September 30, 2008 to shareholders of record as of December 17, 2007 and March 17, June 16 and September 16, 2008, respectively. Cash dividends of $0.775 ($0.2850 for first and second quarters and $0.1025 for third and fourth quarters) in fiscal 2008 and $1.1375 ($0.2850 for second through fourth quarters and $0.2825 for the first quarter) in fiscal 2007 were paid on each share of common stock outstanding. As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid in the third and fourth quarters of fiscal 2008 following the completion of the spin-off of the funeral services business. However, the declaration and payment of dividends by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by covenants contained in the Distribution Agreement entered into with Hillenbrand, Inc. in connection with the spin-off. Specifically, until the occurrence of an Agreed Termination Event (as defined in the Distribution Agreement), we are prohibited from paying regular quarterly cash dividends in excess of $0.1025 per share and from incurring indebtedness to finance the payment of any extraordinary cash dividend. For a description of the Distribution Agreement, see Note 3 to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)

July 1, 2008 – July 31, 2008	—	$—	—	3,000,000
August 1, 2008 – August 31, 2008	—	$—	—	3,000,000
September 1, 2008 – September 30, 2008	—	$—	—	3,000,000

Total	—	$—	—	3,000,000

[1]
The Board of Directors approved the repurchase of a total of 25,710,667 shares of common stock, of which 3,000,000 are still available for repurchase. There were no purchases under this approval for the year ended September 30, 2008. The approval has no expiration, and there were no terminations or expirations of plans for the year ended September 30, 2008.

Stock Performance Graph
The following graph compares the return on the Company’s common stock (as Hillenbrand Industries, Inc. (HB) through March 31, 2008) with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the Company Peer Group* for the five years ended September 30, 2008. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2003 and that all dividends were reinvested. The spin-off of our funeral services business at March 31, 2008 is treated as a reinvestment of a special dividend effective April 1, 2008 pursuant to SEC rules.

	2003	2004	2005	2006	2007	2008

HRC (HB through March 31, 2008)	100	91	87	107	106	111
S&P 500 Index	100	114	128	142	165	129
Company Peer Group*	100	134	147	161	201	192
The following graph compares the return on the Company’s common stock with that of the S&P 500 Index, and the Company Peer Group* for the period of April 1, 2008 (date of spin-off) through September 30, 2008. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on April 1, 2008 and that all dividends were reinvested.

	April 1, 2008	June 30, 2008	September 30, 2008

HRC	100	102	115
S&P 500 Index	100	94	86
Company Peer Group*	100	92	92

*
The Company Peer Group is comprised of Apria Healthcare Group, Inc.; Bard (C.R.), Inc.; Beckman Coulter Inc.; Becton Dickinson & Co.; Conmed Corporation; Hospira Inc.; Invacare Corporation; Kinetic Concepts Inc.; Mettler-Toledo International, Inc.; Steris Corporation; and Getinge. Dade Behring Holdings, Inc., Respironics, Inc. and Viasys Healthcare, Inc., which were included in the Peer Group in 2007, are not included in the Peer Group this year as those companies were acquired by other companies during the year. In replacement of these companies, the Company added Getinge to the Peer Group. After evaluating many potential peer companies against various criteria, including, among others, participation in similar market segments revenue size number of employees, total equity value, and comparable published operating and financial metrics, the Board of Directors of the Company elected to use this Company Peer Group for purposes of evaluating the Company’s performance.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hill-Rom Holdings, Inc., for each of the last five fiscal years ended September 30. Statement of Income data reflects the results of Hill-Rom Holdings, Inc. on a continuing operations basis with the results of the former funeral services business reflected as discontinued operations for all periods presented. Balance sheet and cash flow data for periods prior to consummation of the spin-off of the funeral services business at the end of the second fiscal quarter of 2008 have not been adjusted.

	2008	2007	2006	2005	2004
	(In millions except per share data)

Net revenues	$1,507.7	$1,356.5	$1,288.3	$1,278.7	$1,189.0
Income (loss) from continuing operations	$67.1	$70.4	$78.5	$(219.4)	$66.3
Income from discontinued operations	$48.7	$120.2	$142.7	$125.3	$76.9
Net income (loss)	$115.8	$190.6	$221.2	$(94.1)	$143.2
Income (loss) per share from continuing operations — Diluted	$1.07	$1.13	$1.28	$(3.55)	$1.06
Income per share from discontinued operations — Diluted	$0.78	$1.94	$2.32	$2.03	$1.23
Net income (loss) per share — Diluted	$1.85	$3.07	$3.59	$(1.52)	$2.28
Total assets	$1,689.9	$2,117.0	$1,952.2	$2,229.2	$2,069.7
Long-term obligations	$100.3	$349.0	$347.4	$351.5	$361.6
Cash flows from operating activities	$270.5	$285.3	$29.1	$239.7	$348.6
Capital expenditures	$102.6	$135.2	$92.6	$121.2	$124.5
Cash dividends per share	$0.78	$1.14	$1.13	$1.12	$1.08

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Hill-Rom is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology software and communications solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care.
Spin-off of Funeral Services Business
On March 31, 2008, we completed the spin-off of the funeral services business operating under the Batesville Casket name, through a tax-free stock dividend to our shareholders. In connection with the distribution, we changed our name to Hill-Rom Holdings, Inc. from Hillenbrand Industries, Inc.
Immediately prior to the effective time of the spin-off, we contributed all of the assets and liabilities of the funeral services business to Hillenbrand, Inc., the holding company for the funeral services business. We then distributed approximately 62 million shares of Hillenbrand, Inc. common stock to our shareholders. As a result, since April 1, 2008, we and Hillenbrand, Inc. have been independent publicly traded companies.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-K. See Note 3 of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the spin-off of the funeral services business. Unless otherwise noted, this Management’s Discussion and Analysis excludes information related to the funeral services business.
Industry Trends, Strategy and Other Factors Impacting Our Business
Our goal is to grow revenue by an average of eight to twelve percent, six to eight percent through organic means and two to four percent through strategic acquisitions and, operating income by an average of twelve to fifteen percent over the 2008-2011 time frame. We have invested and plan to continue to invest in research and development, sales channel enhancements and low cost region manufacturing and sourcing initiatives to allow us to protect and grow our core North American acute care businesses, improve gross margins and drive our North American rental business. In addition, we believe there are growth opportunities in post-acute care settings, international markets and our emerging entrepreneurial businesses. During this period we expect improved sales growth while we make targeted investments in sales channel and new products in order to realize our growth potential.
Industry Trends
General Trends. The medical technology industry remains diverse and highly competitive. We believe that over the long term, patient and provider demand for health care products and services will continue to rise as a result of a number of factors, including an aging population, longer life expectancies, and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. These patients have more complex co-existing diseases, or co-morbidities, such as diabetes, heart failure, obesity, pulmonary and vascular disease, immobility issues and chronic wounds. Patients and their families are becoming increasingly discerning consumers who demand solutions that enhance their quality of life in all settings of care. At the same time, health care providers across the care continuum are under continued pressure to improve efficiency, control costs, improve the quality of care, maintain good relations with physicians and caregivers and comply with a complex and demanding reimbursement and regulatory environment. These challenges will continue for the foreseeable future due to demographic trends, economic uncertainty, increasing numbers of uninsured patients, reimbursement pressures from third-party payors, continuing nurse and physician shortages, facility capacity constraints and increasing technology and supply costs.

Rising Acuities in All Care Settings. As a result of the growing population of the elderly, health care systems are challenged to treat rising incidences of complex diseases and conditions such as obesity, diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster and generally desire to rapidly move to lower acuity settings, and consequently, we see a progression of sicker patients who are being moved to lower acuity care settings. These trends are putting pressure on caregivers across all care settings and increasing the need for more sophisticated means to care for these patients. Improved medical technologies, communications tools and information technologies will likely be an integral part of helping increasingly challenged providers care for these sicker patients with more complex diseases and conditions.
Patient Safety & Quality. An increasing emphasis is being placed within United States hospitals to assure quality of care through increased accountability and public disclosure. Quality indicators surrounding patient safety and clinical outcome measurements are increasingly being publicized, and improvement of institutional performance is a matter of focus by many hospital executives and their boards. The “pay for performance” initiative by the Centers for Medicare and Medicaid Services (“CMS”) aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Transparency through public reporting of quality data continues to accelerate, as well as the focus to increase accountability through penalties or rewards resulting from whether quality measures are reported. During fiscal 2008, CMS issued and put into effect its Final Rule for inpatient payment, a continuation in the agency’s efforts to align reimbursement more closely with cost of care and severity of illness. Within this measure, hospitals may experience reduced reimbursement for hospital acquired adverse events, marking a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in United States hospitals, including those listed above, can be mitigated in part by our technologies, processes and services. We are well positioned to benefit from the emphasis being placed on patient safety due to our strong clinical capabilities, products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings.
Caregiver Safety. Caregiver shortages, worker related injuries, the aging work force, and other staffing requirements have led to increasing emphasis in Europe, and more recently in the United States, on caregiver injury prevention. Nurses and rehabilitation therapists face an unusually high incidence of back injury and have among the highest levels of worker’s compensation claims of any occupation. We believe that this problem will exacerbate as nurses age and patients’ in every care setting become less mobile and larger. Certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals. It is only more recently in the United States that “no manual lift” mandates are being established in many states. Nearly twenty states have enacted or introduced legislation aimed at eliminating manual patient lifts and transfers. We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback.
Patient Consumerism and Satisfaction. Patients and their families are becoming increasingly discerning consumers and are increasingly approaching health care as they do other free-market goods and services, basing decisions on price, quality and services. Open access to and exchange of information empower patients to make more informed decisions concerning their health care. As a result of these trends, health care providers are actively competing for these consumers through enhanced services, quality initiatives, amenities and improved aesthetic design of their facilities. We believe we are well positioned to enhance the experience of the patient through our initiatives in patient comfort, patient room design, and safe patient handling.
Capital Expenditures and Construction. During fiscal 2008, United States hospitals and health systems continued to break ground on new facility projects and renovation at rates that exceeded historic levels. This construction activity has been generated by the need to modernize aging facilities and to effectively compete for more demanding consumers. In over half of the renovation or new construction cases an increase in inpatient bed capacity occurs. At the same time that capital spending has increased, competition for the share of capital expenditure dollars has also been significant. Much of the hospital capital expenditures are focused on information technology, imaging, outpatient development and the addition of new service lines. We believe that the turbulence in the financial markets, liquidity crisis and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and will contribute to pressures on operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. As a result, we expect many of our customers to scrutinize costs more carefully, and some to trim budgets and look for opportunities to further reduce or slow capital spending.
Growing Desire Among Developed and Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic markets such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have been accelerating in regions such as Latin America, the Middle East and many parts of Asia. We believe that we are moving appropriately to establish the products and resources in these regions that will help to improve the standard of care available to their citizens and caregivers. However, the turbulence in the global financial markets and general economic uncertainties could also adversely impact the abilities of developed and developing nations to invest in health care.

Legislative. Our customers include hospitals and other acute and extended care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business and a small portion of our extended care business, we are reimbursed directly by such third-party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses.
We continually monitor reimbursement developments and their implications particularly in the United States. Recent developments includes passage of the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) which contains a delay of the durable medical equipment prosthetics, orthotics and supplies (“DMEPOS”) competitive bidding program until some time in 2009. The competitive bidding program is called for by law and marks the gradual transition from a fee schedule reimbursement model to one based on competitive bidding. A primary objective of the program is to reduce Medicare’s outlay for medical equipment and services provided in the home. In exchange for the delay, products originally included in the initial round of bidding this past summer will receive a reimbursement cut of 9.5 percent commencing on January 1, 2009. Hospital beds and accessories and certain support surfaces we provide to homecare settings are included in this reduction. Because the primary goal of the program is to reduce spending, it is reasonable to expect pricing for products included in the program to be lower in the future. Further, a more severe repercussion beyond payment reductions would be the possibility that the bidding process could completely exclude certain vendors from program participation if their bids are deemed too high. However, given the fluid nature of program developments, the overall effect of these actions on our business is not yet known.
Beyond the competitive bidding program, future legislative or regulatory efforts relating to health care reimbursement policies or other factors affecting health care spending may further affect the manner in which our customers acquire and use our products. For example, health care reform legislation that would reprioritize healthcare related expenditures could be considered by the next Congress. Any such legislation could represent opportunity as well as challenge, but the potential exists that Medicare and Medicaid reimbursement in a variety of healthcare settings could be negatively impacted.
Strategies
Our financial goals include growing our annual revenue by an average of eight to twelve percent, six to eight percent through organic means and two to four percent through strategic acquisitions and operating income by twelve to fifteen percent over the 2008-2011 timeframe. We plan to continue focusing our investments and spending in areas such as new product development, sales channel development and low cost region manufacturing and sourcing initiatives that are required to execute our strategy. At the same time, we have taken actions to streamline our organization and reduce the number of management positions in order to realize operating efficiencies and create clearer lines of sight to upper management.
Our strategy is designed to provide patients and those who care for them across all patient care settings around the world with affordable patient support and related therapy and information platforms that promote safer and more effective patient care. Management believes substantial opportunity exists to achieve this strategic value proposition by fully utilizing our knowledge of care processes, global sales and distribution channels, rental service center network, and strong position and brand in hospital patient support systems. In North America, our Acute Care organization focuses on both capital and rental businesses and health information technology solutions in hospital settings. Our Post-Acute Care organization focuses on a variety of settings outside of the hospital including long-term acute care, extended care and home care. In addition, our airway clearance business is included in our Post-Acute Care Division. Our International and Surgical Division include both capital and rental businesses in hospital and medicalized long term care settings and our surgical accessories business.
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

We plan to continue the progress we made during fiscal years 2007 and 2008 to stabilize share and gross margin in the low and mid-range of our core frames business, despite continued commodity cost inflation, competitive pricing pressure and downward product mix as we aim to increase penetration in the post-acute marketplace. We also plan to continue sourcing and expense management initiatives begun in 2008. In general, over the next several years we expect to continue our focus on executing the following strategic imperatives we established in 2006.
Differentiate Our Core North America Acute Care Business. In order to maintain strong leadership in our North American acute care patient support systems and rental businesses, we plan to continue to increase our competitiveness by focusing on the launch of a number of new products as well as extensions of important core products across the price/feature continuum. We intend to continue to augment our selling and marketing capabilities by adding sales representatives in territories that will enable us to expand our coverage and by adding sales specialists to focus on certain product categories such as stretchers, surface replacements, patient lifts, architectural products and our therapeutic and medical equipment management services rental equipment. We will continue to focus on sales effectiveness and will seek to partner in new ways with our customers to help them improve clinical outcomes by reducing adverse clinical events.
•
Accelerate New Product Introductions. The commitment we made in fiscal 2006 to a better focused and resourced new product development pipeline has resulted in the commercialization in fiscal 2007 and 2008 of several new product launches and extensions of (or improvements to) important core product lines across the price/feature continuum, including the following fiscal 2008 launches:

•
In March 2008, in response to slowed sales of our patient support systems for intensive care settings as a result of an aging product offering and new competitive products, we released our new TotalCare® Connect and TotalCare® Connect Bariatric bed platforms. These platforms provide differentiated connectivity and a user-friendly caregiver interface. Immediately upon commercial launch, these new products provided positive incremental sales resulting in a double-digit increase in intensive care sales after five years of revenue declines.

•
During fiscal 2008, we launched five new surface offerings. One such new product was our NP200 Wound Surface, a next generation surface with aerospace honeycomb memory foam and nanoAg+™ antimicrobial technology.

•	We also launched our VersaCare® Transition Care patient support system, an enhanced model with additional caregiver safety features and functionality.

•
In February 2008, we released the enhanced NaviCare® Clinical Operations Platform and we launched an enhanced version of our NaviCare® WatchChild® solution during the third quarter. Subsequently, we announced two key agreements that will facilitate increased accessibility to our NaviCare® WatchChild® solution via mobile devices and impart an education component to further enhance its value to customers.

•
In September 2008, we launched the NaviCare® Nurse Call Platform, an all digital platform designed to improve communication and keep caregivers in touch with their patients. NaviCare® Nurse Call is the only system on the market with SureCare™ audio providing a dedicated communication path to every patient room. NaviCare® Nurse Call’s Voice over Internet Protocol (VoIP) platform also improves voice quality while simplifying use, implementation, and support.

We believe that these products will address unique, growing and underserved patients with more complex and co-existing diseases and conditions that should have broad application throughout the care continuum.
Another noteworthy area of progress with respect to future product development efforts includes two new alliances with leading health care companies announced during fiscal 2008. Our alliance with Cerner Corporation is aimed at improving the interoperability in acute care facilities by allowing our intelligent hospital beds to communicate directly with the Cerner Millennium healthcare computing platform. Our other alliance is with NanoHorizons Inc., whose antimicrobial technology will be included in our patient support surfaces, including the new NP200 Wound Surface discussed above, to provide new levels of protection against institutionally-borne pathogens. On October 2, 2008 we announced the acquisition of Liko, a leading developer and supplier of mobile and overhead patient lifts and slings. Patient lifts are widely utilized in acute care hospitals by nurses to safely facilitate the movement and transfer of patients.

We expect the output from our increased focus on product development initiatives, which began in earnest in 2007, will continue into the foreseeable future, particularly with the October 1, 2008 start of initiatives by the Centers for Medicare and Medicaid Services to halt payment for certain adverse events that occur during a patient’s hospital stay. Our technologies are frequently used to avoid and mitigate such adverse events potentially leading to favorable economic and clinical outcomes for patients and customers.
•
Remarket to our Installed Base. We believe we have the opportunity to maintain our installed base, extend product lifecycles and drive incremental revenues by offering remanufactured and reconditioned patient support systems, replacement capital surfaces, and service contracts and other service related offerings. In order to establish focus on these after-market opportunities within our existing installed base of customers, in the fiscal fourth quarter of 2007 we hired approximately 30 additional market specialists to exclusively focus on the above mentioned opportunities. We believe our investment in this model has improved the effectiveness of our North American acute care sales and marketing programs and increased accountability and execution. We intend to continue to focus on the continued improvement of selling and contracting processes and customer relationship management with both new and existing customers.

•
Focus on Patient Safety. We are committed to improving patient safety and the reduction of adverse events associated with patient stays, such as pressure ulcers, hospital acquired infections, ventilator acquired pneumonia and patient falls; and, as such, we employ clinicians and nurses throughout our business. We believe that improving clinical outcomes is best achieved by combining technologies, people and processes through close alliances with our customers and jointly developed training tools and protocols. Our patient safety solutions are embodied by our No Falls™, Clear Lungs™, and Safe Skin™ programs. These programs address three of The Joint Commission’s National Patient Safety Goals established for 2007. The No Falls™, Clear Lungs™, and Safe Skin™ programs take a comprehensive approach that include working with health care providers to help optimize safety protocols and enable change management, as well as offering a technology portfolio of innovative software, patient support systems, communication technologies and reporting tools that are designed to work together to improve patient safety and outcomes. Moreover, the addition to our portfolio of patient lifts, slings other patient transfer technology from our recent acquisition of Liko will further expand our portfolio of products designed to improve the safety of patients.

To that end, we have begun to work in partnership with certain of our customers to assist them in developing best practices, standardization, training and education related to certain adverse event categories. Our commitment is evidenced by our long-term strategic alliance with Ascension Health, the largest not for profit independent delivery network in North America. The objectives of this alliance are to reduce and eventually eliminate certain adverse events occurring within the patient care environment. Our efforts under this alliance have, to date, focused on the elimination of pressure ulcers and are expected to expand to other adverse events, including ventilator-associated pneumonia and patient falls.
•
Improving Operating Efficiencies of our Therapy Rental Business. Improvements related to sourcing, manufacturing, production, logistics and sales channel resulted in growth of our therapy rental business by double-digits in 2008. During the same period, we made significant improvements in customer satisfaction metrics. In 2009, we expect to build on our momentum towards achieving sustainable competitive advantage through superior design, continuous process improvement efforts, cost improvements, selected product line rationalization and economies of scale.

•
Revitalizing our Medical Equipment Management Services Business. In recent periods our MEMS business has faced increasing competitive pressures, including pricing pressures, resulting in some customer losses. To counter these pressures, on September 30, 2008, our Board of Directors approved a management-recommended plan to restore growth and improve the profitability of the MEMS business. Implementation of the plan will include a more strategic focus on customers, a limited rationalization in the current service center footprint to align and consolidate resources and better serve our customers and the rationalization and disposal of select assets and asset groups. These actions are expected to provide savings of approximately $4 million to $5 million per year following implementation. We began initiating this plan immediately after Board approval and anticipate that the plan will be completed before the end of fiscal 2009.

Achieve a Leadership Position in our Post-Acute Care Business. We believe there is substantial opportunity to increase our relatively low participation level in the North American post-acute care marketplace for patient support systems, surfaces, furniture and accessories. These products are available for both rental and capital sale, which positions us to address changing economic conditions and any resulting impact to customer purchase preferences. As we seek to increase our presence across the North America care continuum, we have made investments in new products, new business models and improved business systems that we believe will enable us to profitably participate in the large and growing home care and extended care segments.
•
We are progressing toward differentiating our patient support systems portfolio through the launch of a number of new products within the last 18 months. In particular, in the first quarter of fiscal 2008, we launched the Hill-Rom® 100 Low Bed, our first truly new and innovative extended care and home care bed platform for post-acute customers in the United States and around the world, as well as a complete new line of furniture, new bariatric rental frames and a new surface for post-acute customers. We now have a full line of capital and rental patient support frames and surfaces and patient lifts at several price points addressing a variety of patient acuities. In addition, the Liko acquisition provides us with a variety of mobile and overhead patient lift products that, when utilized in conjunction with our patient support frames and surfaces, provides our home care and extended care customers complete patient handling solutions.

•
Despite the progress made with respect to the launch of several key new products, we are still making the transition from an organization that has been primarily focused on renting specialty items such as wound surfaces to one that is also focused on selling capital products specifically in our Extended Care business unit. We are currently evaluating a variety of new selling strategies to enable greater capital sales penetration.

•
Our Respiratory Care business unit continued its strong growth for the eighth consecutive quarter. This growth is a result of continued growth in our base rental home care business and from our prior year launch of a new version of The Vest® respiratory product designed specifically for acute care applications. Further, we recently announced a new distribution agreement with Tri-anim Health System, Inc., the nation’s largest provider of respiratory specialty sales and distribution solutions for healthcare manufacturers across the healthcare continuum. Tri-anim’s 200 sales and customer service professionals will help expand our sales channel and drive even further profitable revenue growth from these acute care settings.

•
Our Home Care business unit has continued its trend with its five successive quarters of double-digit growth. The introduction of high quality standard and bariatric frames and surfaces into this otherwise primarily rental focused segment has been well received by customers and patients alike. As well, our wound care “gold standard” product, the Clinitron® air fluidized bead bed offering continues its strong performance. Changes made in fiscal 2008 in sales channel, product offering and account development have begun to deliver strong value.

•
In late 2007 we began selling products directly to consumers and have made modest investments to investigate this opportunity further. We are encouraged by our progress to date and will continue to evolve our direct to consumer strategy over the next fiscal year.

•
Our investments in systems, infrastructure, training and realignment of our internal resources has resulted in improved efficiency in our operations and cost structure. We are also pleased with our Continuous Improvement initiatives allowing us to achieve bottom line improvement that outpace revenue growth for three consecutive quarters.

Expand our International and Surgical Business. At the beginning of fiscal 2008, our International and Surgical business represented approximately 23 percent of our total revenue. Our goal was to grow this business at double digit rates, in spite of a flat European Acute Care segment. To accomplish this we decided to focus on maintaining leadership positions in the developed markets we serve, to continue to establish leadership positions in emerging international segments and new care segments and to execute selective acquisitions. Our International and Surgical division continues to experience very strong growth across most major segments. The increased pace of product launches in 2007 and 2008 has helped drive revenue growth in excess of 20 percent in each of the last two years within our International and Surgical business and at the end of fiscal 2008 our International business represented 25 percent of Hill-Rom’s total revenue. In addition to the generally favorable impact of currency exchange rates compared to the prior year, we are benefiting from a strong line up of new products, a strong European direct channel, and investments we made in several new areas, including European medicalized long term care, and geographies, such as Asia and the Middle East. Our goal is to continue to grow this business in spite of a flat European Acute Care environment. To accomplish this, we must focus on maintaining leadership positions in the developed geographic markets we serve and establish leadership positions in emerging international markets. To do that, we are continuing to implement the following:
•
Continue European Growth. We have continued to successfully leverage our existing European Acute Care sales channel capacity to increase sales volume without adding significant overhead or cost. In 2008, most of our volume growth came from the AvantGuard® 800 Acute Care frame. In 2009, we intend to focus on continued penetration of products into the intensive care unit segment as well as leverage Liko patient lifts into our Acute Care sales channel.

In addition, in Europe, the extended care environment is growing rapidly as lower hospital reimbursement levels are driving the need to more frequently transfer patients out of higher acuity hospitals into medicalized long term care (“MLTC”) facilities that care for chronically ill patients that need lower acuity care. We have validated that MLTC is growing at high single digit rates and believe it is slightly larger than the European Acute Care environment. Prior to 2008, we had minimal presence in MLTC. In late 2007, we launched new products tailored to this customer segment, and we have made substantial progress in our initiatives to grow our presence within MLTC in Europe. Recently introduced patient support and furniture products have continued to drive significant revenue growth. Specifically, derivatives of our AvantGuard® patient support system (our AvantGuard® 801 and AvantGuard® 802) have been particularly well-received by MLTC customers. Additionally, in the third quarter of fiscal 2008, we launched another version of our AvantGuard® patient support system, the AvantGuard® 1600, for use in mid- to high-acuity acute care settings throughout Europe.
•
Expand Emerging Growth Regions. We believe we can achieve incremental growth in under-penetrated regions and leverage additional channel capacity. We believe that the demand for frames and surfaces in selected countries in Latin America, Asia, and the Middle East and Africa is growing rapidly, fueled by economic growth and the demand for better technologies. In 2007, we invested in direct selling resources and established additional distribution channels in order to rapidly and profitably penetrate these growing international geographies. As a result, we experienced strong growth in Asia and the Middle East and Africa during 2008. For 2009, we are expecting continued regional expansion in the Middle East and Africa, as well as acceleration of the Asia and Latin America market penetration.

•
Integrate Acquisition of Liko. In October 2008, we completed the acquisition of Liko. Based in Lulea, Sweden, Liko is a leading supplier and developer of lifts and slings that facilitate the safe movement and transfer of patients. We expect to benefit from synergies created by combining Liko’s strong product platforms, engineering capabilities, clinical competencies and sales channel capabilities with our established brands, long standing reputation for high quality products and service, and our large and established sales and service organizations in both North America and Europe. We believe Liko will be a significant driver of growth in our MLTC business. We also intend to utilize this acquisition to leverage our European acute care sales channel and further develop the market for patient lifts in Western Europe.

We will continue to selectively evaluate acquisition and alliance opportunities that provide us with product extensions, augment our capabilities or enable us to enter new geographic areas.
Improve Gross Margins and Realize Operating Efficiencies. We continue to face higher than expected inflationary pressures in key commodity markets, primarily from fuel and commodities, including steel and petroleum based products, including plastics. For example, over the past two fiscal years oil is up 60 percent, steel up 49 percent and plastics up 30 percent. While we have been able to mitigate some of these cost pressures through contracts with our suppliers, because supply for these materials and commodities remains constrained and volatility has been significant, it is expected these pressures could have even more impact in the near term. During fiscal 2008, the impact of higher fuel and commodity costs negatively impacted our gross margins, compared to the prior year by 80 basis points.

We continue to execute strategies to mitigate inflationary cost pressure and global competition to drive profitability and to be in a position to achieve the necessary cost structure to offer more affordable products to price sensitive customers, particularly in post-acute care and emerging geographic regions. These actions include: increasing prices on certain products, improved price discipline, continuous improvement initiatives in our Batesville, Indiana and Pluvigner, France manufacturing facilities, the continued centralization of our global supply chain, and increased utilization of low cost region manufacturing and sourcing. Specifically, we are in the process of executing the following initiatives:
•
Region Manufacturing and Sourcing. A key component of our global manufacturing strategy is to establish a manufacturing presence in regions of the world where we sell products. Since many of our products are highly configurable, this strategy takes advantage of our configure-to-order model and allows us to better manage lead times, inventory and logistics costs. For example, during the fiscal second quarter of 2007, we acquired a manufacturing facility in Monterrey, Mexico. In 2008, we completed the build out of welding, assembly, and painting lines and we have fully transitioned a portion of our manufacturing capacity for products used in lower acuity care settings and selected post-acute care settings from Batesville, Indiana and Pluvigner, France to the new facility in Mexico. Our focus intends to be on segments for which customers are demanding more value at lower price points and products targeted for market opportunities outside the United States. We continue to expand production of our CareAssist® patient support system and stretcher lines in our Monterrey, Mexico facility. Transition of our stretcher line, while slightly behind our targeted timeline, is nearly complete, and we are beginning to eliminate redundant production in our Batesville facility, which, we believe, will position us to more fully realize cost savings as we enter fiscal 2009 as we drive to double the output of the Mexico facility within the next two years.

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
•
Product Platform Design. We continue to accelerate the pace of product platforming efforts to provide even further efficiencies and reduce product costs for fiscal 2009 and 2010. Product platforming relates to the building of common modules and components that can be reused across several product families thereby driving volume opportunities that would not have otherwise been afforded to us. With the development and recent launch of new patient support platforms, we have continued to implement our initial platforming efforts designed to increase the use of common subassemblies and modules across multiple frame, surface and electronics platforms which will enable us to meet customer needs faster, provide consistent styling in our products and improve our overall gross margin rates.

Also reflecting our increasing focus on new product development and platforming, our Asia-Pacific Innovation Center in Singapore became operational during the second quarter of 2008 when the first wave of engineering and sourcing personnel underwent training. The new innovation center became fully engaged in product development efforts, including the development of electronics platforms, during the fourth quarter.
•
Streamlining Our Organization and Continuous Improvement. Following a review of our organizational structure aimed at creating a more streamlined organization, we announced, in August 2008, a plan to streamline the organization by eliminating up to 160 professional, salaried and non-exempt employee positions worldwide, representing almost 3 percent of the Company’s total workforce. These changes were intended to improve our efficiency and accountability and to help offset inflationary pressures. As a result of this plan, we incurred total pre-tax charges of $6.0 million in the fourth quarter of fiscal 2008. The implementation of the plan was substantially completed as of September 30, 2008, and all cash expenditures associated with the severance will be completed by the end of fiscal 2009.

We also completed the restructuring and reorganization of our French manufacturing facility during fiscal 2008, a process that we started in fiscal 2005. During this time period, we have been able to realize significant cost reductions while at the same time, due to our growth internationally, unit volume output from that plant increased almost 30 percent. In Pluvigner, we will be introducing a universal line during the first quarter of 2009. The universal line will allow us to run several platforms down the same assembly line, and enables much more optimized use of human resources and capital resources. We anticipate a 20 percent improvement in labor productivity when this line’s fully operational.

We have also been able to make significant progress in North America operations, moving toward our core competency strategy, and bringing online the Mexico facility as previously discussed. Overall, our output per person has increased approximately 35 percent over the past two years. We plan to continue to drive productivity in our manufacturing facilities through investments targeted at our core competency of final assembly.
Other Factors Impacting Our Business
GPO Contracts. A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital group purchasing organizations (“GPOs”). At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. A majority of those GPO contracts will come up for renewal during the next year. Failure to be included in certain of these arrangements could have a material adverse effect on our business, including capital and rental revenues.
The contracting practices of GPOs change frequently to meet the needs of their member hospitals. An emerging trend is for GPOs to offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program. Participation by us in such programs may require increased discounting, and failure to participate or to be selected for participation in such programs may result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which are organizations that align health care facilities). IDNs and health systems make key purchasing decisions and have influence over the GPOs contract decisions. This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or other enhancements.
GPOs, IDNs and large health care providers have communicated that their member hospitals are under cost pressure, and they have increased their focus on pricing and on limiting price increases. Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.
Competition and Consolidation. Over the past several years, consolidation and the entrance of new low cost competitors has greatly increased competition in the United States and abroad. These companies have competed in all areas, but most effectively in our most price sensitive segments such as extended care. During the same time period, they have grown in size and scale. We believe our strategic initiatives will help us compete more effectively with these competitors through differentiated features, as well as with a broadened frames and surfaces and capital and rental product portfolio.
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

RESULTS OF OPERATIONS
The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Fiscal		Fiscal		Fiscal
	Year Ended		Year Ended		Year Ended
	September 30,	% of	September 30,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	2006	Revenues

Net Revenues
Capital sales	$1,044.0	69.2%	$940.7	69.3%	$862.6	67.0%
Rental revenues	463.7	30.8%	415.8	30.7%	425.7	33.0%

Total Revenues	1,507.7	100.0%	1,356.5	100.0%	1,288.3	100.0%

Gross Profit
Capital sales	425.4	28.2%	393.8	29.0%	361.5	28.1%
Rental revenues	244.1	16.2%	208.7	15.4%	208.5	16.2%

Total Gross Profit	669.5	44.4%	602.5	44.4%	570.0	44.2%
Other operating expenses	543.9	36.1%	483.0	35.6%	437.7	34.0%
Litigation credits	—	0.0%	(1.2)	-0.1%	(2.3)	-0.2%
Special charges (credits)	22.8	1.5%	(0.2)	0.0%	5.4	0.4%

Operating Profit	102.8	6.8%	120.9	8.9%	129.2	10.0%
Other income (expense), net	(10.5)	-0.7%	(14.7)	-1.1%	(13.9)	-1.1%

Income from Continuing Operations Before Income Taxes	92.3	6.1%	106.2	7.8%	115.3	8.9%
Income tax expense	25.2	1.7%	35.8	2.6%	36.8	2.9%

Income from Continuing Operations	67.1	4.5%	70.4	5.2%	78.5	6.1%
Income from discontinued operations	48.7	3.2%	120.2	8.9%	142.7	11.1%

Net Income	$115.8	7.7%	$190.6	14.1%	$221.2	17.2%

Income per common share from continuing operations — Diluted	$1.07	N/A	$1.13	N/A	$1.28	N/A
Income per common share from discontinued operations — Diluted	0.78	N/A	1.94	N/A	2.32	N/A

Net Income per Common Share — Diluted	$1.85	N/A	$3.07	N/A	$3.59	N/A

The financial results presented herein include a number of items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006

Other Operating Expenses
Antitrust litigation expenses	$—	$1.2	$4.5
Separation costs	1.6	0.6	—
Stock modification charge	5.8	—	—
Litigation Credits	—	(1.2)	(2.3)
Special Charges (Credits)	22.8	(0.2)	5.4
Other Income (Expense), net
Loss on extinguishment of debt	3.2	—	—

Total Pre-Tax Items	$33.4	$0.4	$7.6
Income Tax Expense
Discrete tax items	$(8.3)	$(1.2)	$(6.9)
Tax effect of above items	$(12.6)	$(0.2)	$(2.3)

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2008 compared to fiscal 2007. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Net Revenues
Consolidated revenues in 2008 increased $151.2 million, or 11.1 percent to $1,507.7 million, compared to the prior year, including a favorable impact of foreign exchange rates of $29.6 million. On a constant currency basis, consolidated revenues increased 9.0 percent.
Capital sales revenues grew by $103.3 million, or 11.0 percent, over the prior year, including the favorable impact of foreign exchange rates of $23.0 million (8.5 percent growth on a constant currency basis). On a constant currency basis, the increase in revenue resulted largely from higher volumes and to a lesser degree from improved price realization. The primary growth driver was our International segment, where higher volumes were experienced particularly in Europe as a result of the AvantGuard® 800 and 1200 bed products, increased furniture sales and an increased presence in the medicalized long-term care area. In our North America Acute Care segment, higher capital sales were generated by higher volumes in our high-acuity bed platforms, therapy capital products and parts and services, while volumes were lower somewhat in our mid-acuity bed platforms. Also, we saw growth in our North America Post-Acute Care segment from increased sales of frames and surfaces and positive sales growth of The Vest® respiratory care system.
Rental revenues increased $47.9 million, or 11.5 percent, over the prior year, including the favorable impact of foreign exchange rates of $6.6 million (9.9 percent growth on a constant currency basis). The year-over-year double digit growth demonstrates continued traction from various initiatives we have undertaken over the last two years designed to revitalize our rental business. The higher rental revenues for the year were driven, in large part, by volume increases in our bariatric and wound care surface rental fleet, both of which benefitted from recent new product introductions and the refocusing of sales efforts by our Account Clinical Directors after adding the MEMS sales channel. Additionally, rental revenues benefited from an increased incidence of influenza and pneumonia during the first half of the year and from lower customer allowances and related collection reserve adjustments for such allowances, which were favorable to the prior year by $11.9 million. Therapy rental revenues have been strong all year, while volumes within our MEMS product lines have declined.
In fiscal 2009, we expect revenues to increase at a mid single digit rate.
Gross Profit
Consolidated gross profit increased $67.0 million, or 11.1 percent, and remained at the same percentage of revenues, 44.4 percent, as compared to the prior year period, despite strong inflationary pressures.
Capital sales gross profit increased $31.6 million over the prior year period due to the effects of the higher volumes and, to a lesser extent, improved pricing. Although gross profit dollars increased, gross margin (as a percentage of sales) declined by 120 basis points (where one basis point equals one one-hundredth of a percentage) to 40.7 percent for the year, largely due to the increasing percentage of our overall revenues coming from our International and Surgical segment and from the fact that our cost initiatives could not fully offset the commodity cost pressures (primarily from plastics, steel and fuel) experienced during the year. Of those cost pressures, commodity inflation increased our costs by $6.8 million from the prior year while fuel costs increased $4.8 million from prior year. Gross margin has improved in both our North America Acute Care and Post-Acute Care segments during the year. While pleased with our continuing strong international growth, that growth has had the impact of reducing our overall gross margin percentage as products sold in those regions generally provide relatively lower margins than in North America and as we have also experienced some deterioration in gross margin rates year-over-year within our International and Surgical segment.
Rental revenues gross profit increased $35.4 million over the prior year period. This increase was driven by new products and higher volumes as we leverage the generally fixed cost nature of our field service organization and rental fleet, as well as from benefits associated with our continuing profit improvement activities. Reflecting that better leverage and the lower customer allowances and reserve adjustments when compared to the prior year, gross margin for the year increased 240 basis points to 52.6 percent.

In fiscal 2009, consolidated gross margins are expected to increase slightly, even though we expect commodity pressures to continue to persist into the foreseeable future. We have a number of cost savings initiatives underway to help mitigate some of those pressures as discussed previously in the “Strategies” section.
Other Operating Expenses
Other operating expenses, which consist of selling, marketing, research and development and general administrative costs, increased $60.9 million in 2008 compared to the prior year. Specific nonrecurring costs incurred during fiscal 2008 relating to the spin-off of the funeral services business included a non-cash stock modification charge of $5.8 million (see Note 11 to the Consolidated Financial Statements for more detail) and $1.6 million of other separation related costs. Excluding these specific nonrecurring costs, other operating expenses, in total, remained unchanged as a percent of revenue compared to the prior year. The year over year increase in other operating expenses was a result of the continued execution of our strategic plan, led by higher spending for research and development (up 19.6 percent over the prior year to $57.3 million) and higher sales and marketing expenses. As a percentage of revenue, research and development increased 0.3 percent from the prior year to 3.8 percent, while sales and marketing expenses were essentially flat. Sales and marketing expenses increased 11.8 percent, driven by increased revenues, higher sales compensation costs from additional sales representatives, higher costs associated with the commercial launch of a significant number of new products and other sales channel development expenditures incurred across all segments. Other general and administrative expenses increased 11.9 percent over the prior year, but as a percentage of revenue remained constant. On a go forward basis, as we have previously discussed, while we will continue to make prudent investments the level of our investment spending will begin to level off and our leverage of these investments should accelerate in 2009.
Litigation Credits
There were no litigation charges or credits in fiscal 2008. In the prior year, litigation credits of $1.2 million reflected the reversal of previously accrued legal costs relating to the Spartanburg antitrust litigation settlement recorded in fiscal 2005 which were no longer needed.
Special Charges
Special charges of $22.8 million were recorded in fiscal 2008. Of this amount, $2.3 million resulted from a voluntary termination package offered to certain members of the Company’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. The other $20.5 million of special charges in fiscal 2008 relates to a global streamlining of the organization ($6.0 million) and a management initiated plan to restore growth and improve profitability of our MEMS business ($14.5 million). Special charges, which netted to a credit of $0.2 million in 2007, reflected a $1.0 million special termination benefit charge recorded in the second quarter of fiscal 2007 associated with reductions in force at our Batesville, Indiana manufacturing plant related to the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was more than offset by the net reversal of $1.2 million of excess reserves from prior activities determined to no longer be necessary. See Note 8 to the Consolidated Financial Statements for more detail on these actions.
Other Income and Expense

(Dollars in millions)	2008	2007	% Change

Interest expense	$(14.3)	$(22.2)	(35.6)
Investment income	9.3	5.9	57.6
Other	(5.5)	1.6	(443.8)

Other income, (expense), net	$(10.5)	$(14.7)	(28.6)

Interest expense decreased $7.9 million in 2008 compared to the prior year primarily due to our March 2008 repurchase of $224.3 million of debt. Investment income increased $3.4 million compared to 2007 due to higher average cash and investment securities balances, despite the distribution of $181.2 million in conjunction with our March 31, 2008 spin-off of the funeral services business, along with higher investment returns on our auction rate securities. Other expense decreased significantly primarily the result of negative foreign currency effects on intercompany receivable and payable positions related to trading accounts. Also impacting the year was a $3.2 million loss on the early extinguishment of debt and the termination of our previous credit facility (see Liquidity and Capital Resources section that follows). Going forward, the extinguishment of debt is expected to have the effect of reducing our interest expense.

Income Tax Expense
Income tax expense of $25.2 million in 2008 represented an effective tax rate of 27.3 percent, which compares to a tax rate of 33.8 percent in 2007. Both years were favorably affected by a number of discrete tax benefits. The lower rate in fiscal 2008 is due principally to favorable discrete period tax benefits of $8.3 million recognized for the year. These tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax contingencies, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006 and the expiration of certain state statutes. Favorably impacting the 2007 tax rate, we recognized a benefit from the retroactive reinstatement of the federal research and development credit, which had previously expired.
The effective tax rate without discrete tax benefits would have been 36.2 percent and 34.9 percent in 2008 and 2007, respectively. The higher rate in fiscal 2008 is due primarily to the reduced benefit of the research and development tax credit and higher state income tax expense partially offset by an increase in tax exempt interest and the continued phase-in of the deduction for qualified domestic production activities. The research and development tax credit expired December 31, 2007. The credit was reinstated retroactively by the Emergency Economic Stabilization Act of 2008, however we could not recognize the benefit of this law change in fiscal 2008 as the bill was signed into law after the close of our fiscal year.
Income from Continuing Operations
Income from continuing operations decreased $3.3 million to $67.1 million in 2008 reflecting primarily higher special charges with respect to certain restructuring actions. This equates to diluted earnings per share from continuing operations of $1.07 compared to $1.13 in 2007.
Income from Discontinued Operations
As a result of the spin-off of Hillenbrand, Inc., the funeral services business and certain other costs have been classified within discontinued operations in our Consolidated Statements of Income for all periods presented herein. The following table presents certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the fiscal years ended September 30, 2008, 2007 and 2006. Due to the timing of the spin-off, activities of the funeral services business are only included through March 31, 2008. The table below also includes a loss from discontinued operations of $0.3 million related to Forethought Financial Group, Inc. (“FFG”).

	Fiscal Year Ended September 30,
	2008	2007	2006

Funeral services sales	$354.3	$667.2	$674.6
Total expenses	275.5	481.9	451.5

Income from discontinued operations before income taxes	78.8	185.3	223.1
Income tax expense	30.1	65.1	80.4

Income from discontinued operations	$48.7	$120.2	$142.7

Expenses classified within discontinued operations for fiscal 2008, as further discussed below, primarily related to non-recurring legal and professional costs related to the completion of the spin-off. For details of relative performance of the funeral services business during the first two quarters, please see our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
Other costs included in discontinued operations were non-recurring costs directly related to the spin-off transaction ($24.2 million), one-time, non-cash stock-based compensation charges ($4.5 million in the second quarter) and a charge recorded upon the renegotiation of notes receivable and preferred stock distributed to Hillenbrand, Inc. in the spin-off ($6.4 million in the second quarter). The non-recurring separation costs were primarily for investment banking fees, legal, accounting and other professional and consulting fees. The one-time stock-based compensation charges were the result of the modification of stock options and the accelerated vesting of certain restricted stock awards held by employees of the funeral services business in connection with the spin-off. Finally, we renegotiated the terms of seller financing instruments provided to FFG in conjunction with the divestiture of our pre-need funeral insurance business in 2004. As a result, we received cash payments during the second quarter of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. In connection with the renegotiation and the early redemption of the preferred stock and debt service note receivable, the estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was revised, which resulted in an adjustment as to the timing of recognition of the unamortized discount on the seller note. This adjustment has been included as part of total expense above.

Business Segment Results of Operations

	Fiscal Year Ended September 30,
(Dollars in millions)	2008	2007	% Change
Revenues:
North America Acute Care	$934.7	$883.2	5.8
North America Post-Acute Care	197.0	172.9	13.9
International and Surgical	381.4	304.9	25.1
Total eliminations	(5.4)	(4.5)	20.0

Total revenues	$1,507.7	$1,356.5	11.1

Divisional income:
North America Acute Care	$247.8	$227.0	9.2
North America Post-Acute Care	55.7	42.5	31.1
International and Surgical	49.7	40.8	21.8
Functional costs	(227.6)	(190.8)	19.3

Total divisional income	$125.6	$119.5	5.1

Reconciling differences between total divisional income and income from continuing operations include litigation and special charges/credits and other income/expense. See Note 13 in the Consolidated Financial Statements for a reconciliation.
North America Acute Care
Total North America Acute Care revenues increased $51.5 million, or 5.8 percent, in 2008 compared to the prior year, including $4.8 million of favorable exchange rate movements. Capital sales revenues increased $28.9 million, or 4.4 percent. The improvement in capital sales revenues during 2008 was generated primarily by higher volumes in our high-acuity bed platforms, therapy capital products, and parts and services, while volumes were lower somewhat in our mid-acuity bed platforms. Favorable price realization also contributed to the higher capital sales, but to a lesser degree. Rental revenues increased by $22.6 million, or 10.1 percent, due to higher therapy rental volumes. This strong result was due to prior year initiatives to increase fleet investments, the launch of new bariatric and wound products, and the conversions of hospital accounts under a new national group purchasing organization contract in 2008. An increased incidence of influenza and pneumonia in the first half of the year also contributed to the strong rental performance, along with lower customer allowances and related customer reserve adjustments of $7.8 million. Partially offsetting favorability in therapy rentals was continued lower rentals of MEMS equipment, which led to the fourth quarter plan to restore growth and improve profitability of the business and the resulting special charge.
Divisional income for North America Acute Care increased $20.8 million, or 9.2 percent, in 2008 compared to the prior year due primarily to higher gross profit. Capital sales gross profit was up $19.1 million, driven by our strategic initiatives towards improved price realization and a favorable shift in revenues towards more profitable products. For our rental business, gross profit improved by $14.3 million, taking advantage of the increased leverage of our field service organization in a period of increasing revenues. This performance was partially offset by increased operating expenses for sales channel expansion, marketing, and product development, all in line with our current year strategy. Operating expenses were essentially flat as a percentage of revenues.
North America Post-Acute Care
North America Post-Acute Care revenues increased $24.1 million, or 13.9 percent, in 2008 compared to 2007. Capital sales revenues increased by $8.8 million, or 30.0 percent, due to increased sales in the home and extended care environments of frames, surfaces and furniture as we expanded our product offerings in these areas, as well as increased sales of The Vest® respiratory care system into acute care settings with a recently introduced model specific for this care setting. Rental revenues increased $15.3 million, or 10.7 percent, primarily related to an increase in activity of our standard therapy rentals to the home and higher revenue on The Vest® system, partially offset by decreased activity on rentals to our extended care customers. North America Post-Acute Care rental revenues also benefitted by lower customer allowances and related customer reserve adjustments of $4.1 million.

Divisional income for North America Post-Acute Care increased $13.2 million, or 31.1 percent, for fiscal year 2008 compared to the prior year period primarily due to higher gross profit, most notably in the rental business. Gross margins were also up 320 basis points due to changes in sales mix and cost initiatives. Operating expenses increased by $8.5 million, due primarily to increased sales, marketing and new product development initiatives as we continue to focus on growth in this market segment, but declined slightly as a percentage of revenues.
International and Surgical
International and Surgical revenues increased $76.5 million, or 25.1 percent, in 2008 compared to 2007, inclusive of favorable exchange rates of $24.8 million. Capital sales revenues, up $66.5 million, were positively affected by increased sales over the prior comparable period in Europe as a result of the AvantGuard™ 800 and 1200 bed products, increased furniture sales, an increased presence in the medicalized long-term care area and the effect of favorable exchange rates. Rental revenues were also higher by $10.0 million due to the favorable exchange rates and higher volumes, which we attribute to an increase in market share. In addition to significant growth in Europe, we also experienced growth in Asia and within our surgical products, offsetting weaker results in Latin America and Australia.
Divisional income for International and Surgical increased $8.9 million, or 21.8 percent, in 2008 compared to the prior year period, including the impact of favorable exchange rates of $2.4 million. While gross profit was up $20.7 million on the higher revenues, we experienced a decline in gross margin resulting from a number of factors, including an unfavorable mix impact associated with the higher level of revenues in medicalized long-term care, a one-time impact associated with a negotiated distributor settlement in the first quarter, the negative impact of adjustments to our allowance for rental revenue reserves in Italy in our second quarter, unfavorable inventory adjustments associated predominantly with periodic physical inventories taken at various operations within Europe and in Australia as well the negative impact of currency movements on product costs in certain geographic regions. Operating expenses increased $11.9 million, reflecting our ongoing investments in sales channel, marketing and new product development, as well as the unfavorable impact of exchange rates on our costs, but were lower as a percentage of revenues.
Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2007 compared to fiscal 2006. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Net Revenues
Consolidated revenues in 2007 increased $68.2 million, or 5.3 percent to $1,356.5 million, compared to the prior year.
The increase in revenues was related entirely to capital sales revenues, which increased $78.1 million, or 9.1 percent, on higher volumes and to a lesser extent favorable exchange rates and price realization when compared to fiscal 2006. The higher volumes were driven by our International and Surgical segment, which experienced success with our AvantGuard® 800 product line in the mid and low-end acuity bed frame environment within Europe, along with sales from our first quarter acquisition in Australia, Medicraft, which helped provide $14.4 million of incremental revenues. Some volume strength was also realized in our North America Acute Care segment, led by CareAssist® ES bed frames, our Latitude® architectural arm platform, service revenue and our updated stretcher and maternal lines. Somewhat offsetting the volume strength from these products, we experienced lower volumes in our mid- and high-acuity bed platforms. Within the North America Post-Acute Care segment, sales revenues were up $6.7 million, driven primarily by positive sales growth of The Vest® products and higher bed frame volume within the extended care environment.
Rental revenues in fiscal 2007 were down $9.9 million, or 2.3 percent, compared to fiscal 2006. The lower rental revenues resulted from changes in GPO affiliations and lower volumes, which were expected coming into the year. Although working diligently to restore confidence and repair strained customer relationships, we also continued to experience the carryover effect of many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing issues, service and product deficiencies.

Gross Profit
Consolidated gross profit increased $32.5 million in fiscal 2007, or 5.7 percent, and was slightly higher as a percentage of revenues, by 20 basis points, when compared to fiscal 2006.
Capital sales gross profit increased $32.3 million and held steady as a percentage of revenues. The increase was driven primarily by the increased volume, various cost savings initiatives in our sourcing and manufacturing areas and favorable price realization. This favorability was partially offset by the heavier mix of International revenues, which generally carry lower gross margins, unfavorable product mix, and start-up costs associated with our new manufacturing facility in Mexico of $3.4 million. Product shift in the United States from our TotalCare® ICU and mid-acuity VersaCare® bed platforms to lower acuity platforms and stretchers also resulted in an unfavorable mix impact on gross profits.
Despite lower revenues, rental revenues gross profit remained essentially flat as we were able to increase gross margins by 120 basis points. Rental revenues gross margins grew to 50.2 percent of sales, driven by our field service restructuring efforts taken in 2006, along with other improvement initiatives employed in 2007.
Operating Expenses
Other operating expenses, which consist of selling, marketing, research development and general administrative costs, increased $45.3 million in 2007 compared to 2006. The overall higher expense levels were due to increased investment spending previously outlined as part of our 2007 strategic plan of $29.8 million for the year, including increased spending in research and development, marketing, merchandising and the development of additional sales channels and focus. We also incurred $0.6 million of costs associated with the spin-off of the funeral services business. Also contributing to the increase in other operating expenses were costs associated with the acquisition and operations of Medicraft of $5.4 million, general inflation estimated to be approximately $13 million and the impact of foreign exchange rates of $3.5 million.
Like fiscal 2006, litigation credits of $1.2 million reflect the reversal of previously accrued legal costs relating to the Spartanburg antitrust litigation settlement recorded in fiscal 2005 which were no longer needed. Special charges, which netted to a credit of $0.2 million in 2007, reflect a $1.0 million special termination benefit charge recorded in the second quarter of fiscal 2007 associated with reductions in force at our Batesville, Indiana manufacturing plant related to the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was more than offset by the net reversal of $1.2 million of excess reserves from fiscal 2006 actions which were also determined to be no longer necessary. Comparatively, in 2006 we recorded special charges totaling $5.4 million related to the alignment of our field service organization and rental product offerings with lower rental revenue levels, along with the continuation of voluntary restructuring actions at our French manufacturing facility.
Other Income and Expense

(Dollars in millions)	2007	2006	% Change

Interest expense	$(22.2)	$(21.3)	4.2
Investment income	5.9	6.1	(3.3)
Other	1.6	1.3	23.1

Other income, (expense), net	$(14.7)	$(13.9)	5.8

Interest expense increased $0.9 million in fiscal 2007 compared to 2006 due to the increase in short-term interest rates and their negative impact to our interest rate swaps on long-term debt. Investment income decreased $0.2 while other income increased slightly by $0.3 million.

Income Tax Expense
Income tax expense of $35.8 million in 2007 represented an effective tax rate of 33.8 percent, which was slightly higher than the tax rate of 31.9 percent in 2006. Both years were favorably affected by a number of discrete tax benefits. In 2007, we recognized a benefit from the current year retroactive reinstatement of the federal research and development credit, which had expired the previous year. Comparatively, the 2006 tax rate was also impacted by the release of valuation allowances on foreign tax credit carryforwards and a deferred tax benefit reflecting favorable state tax law changes. The effective tax rate without discrete tax benefits would have been 34.9 percent and 37.9 percent in 2007 and 2006, respectively, with the lower rate in fiscal 2007 being driven by the benefit of the reinstatement of the research and development tax credit for a full year and the ability to take advantage of the deduction for qualified domestic production activities in fiscal 2007.
Income from Continuing Operations
Income from continuing operations decreased $8.1 million to $70.4 million in 2007 reflecting increased investment spending in line with our 2007 strategic plan. This equates to diluted earnings per share from continuing operations of $1.13 compared to $1.28 in 2006.
Income from Discontinued Operations
Fiscal 2007 and 2006 included discontinued operations, representing the funeral services business, which generated income of $120.2 million and $143.0 million in 2007 and 2006, respectively. The spin-off of the funeral services business was completed on March 31, 2008, and, accordingly, the operations of the funeral services business were presented as discontinued operations within our Statements of Consolidated Income. See Note 3 to the Consolidated Financial Statements for more information.
Fiscal 2006 also included discontinued operations, representing Forethought Federal Savings Bank (“FFSB”), which provided a loss of $0.3 million for the first quarter of 2006. The sale of FFSB was completed on January 3, 2006, and, accordingly, the operations of FFSB were presented as discontinued operations within our Statements of Consolidated Income.
Business Segment Results of Operations

	Fiscal Year Ended September 30,
(Dollars in millions)	2007	2006	% Change
Revenues:
North America Acute Care	$883.2	$876.7	0.7
North America Post-Acute Care	172.9	166.2	4.0
International and Surgical	304.9	247.4	23.2
Total eliminations	(4.5)	(2.0)	125.0

Total revenues	$1,356.5	$1,288.3	5.3

Divisional income:
North America Acute Care	$227.0	$221.8	2.3
North America Post-Acute Care	42.5	46.5	(8.6)
International and Surgical	40.8	35.7	14.3
Functional costs	(190.8)	(171.7)	11.1

Total divisional income	$119.5	$132.3	(9.7)

Reconciling differences between total divisional income above and income from continuing operations include litigation and special charges/credits and other income/expense. See Note 13 in the Consolidated Financial Statements for more details.
North America Acute Care
Total North America Acute Care revenues increased $6.5 million, or 0.7 percent, in 2007 compared to 2006. Capital sales revenues reflected an increase of $20.7 million, or 3.2 percent, primarily on improved price realization, while rental revenues were lower by $14.2 million, or 5.9 percent, due to lower volumes. During 2007, capital volume strength was realized in CareAssist® ES bed frames, the Latitude® architectural arm platform, service revenue and our updated stretcher and maternal lines.

These gains were essentially offset by lower volumes in our TotalCare® ICU and mid-acuity VersaCare® bed platforms. TotalCare® bed platforms experienced lower volumes due to the saturation of the TotalCare® bed system in some ICU segments and a perceived stall in buying decisions by some customers following competitive product introductions into the marketplace. VersaCare® bed volumes were lower than in 2006 primarily the result of the increasing acceptance of our CareAssist® ES bed platform. The decline in rental volume resulted from changes in GPO affiliations and lower volumes, which were expected coming into 2007. Although working diligently to restore confidence and repair damaged relationships, we also continued to experience the carryover effect of many of the unfavorable conditions encountered in fiscal 2006, including customer relationship issues resulting from past billing issues, service and product deficiencies. Rental volumes were also negatively impacted by continuing declines in pulmonary products resulting from increasing capital purchases by customers of these products. The lower volumes were partially offset by lower customer allowances compared to 2006 and related collection reserve adjustments for such allowances, which were favorable to 2006 by $6.5 million.
Divisional income for North America Acute Care increased $5.2 million, or 2.3 percent, in 2007 compared to 2006 year due to higher gross profit, which was up $14.3 million. Capital sales gross profit was up $21.2 million driven by our strategic initiatives towards price realization and various cost reductions realized in our service fulfillment channels and manufacturing operations. For rental revenues, gross profit was down $6.9 million. Despite the generally fixed cost nature of the field service and sales network, better than half of the $14.1 million revenue shortfall was recovered by lower costs associated with our 2006 restructuring actions and other profit improvement activities related to unprofitable products and customers. Operating expenses partially offset the higher gross profit and were up $9.1 million in 2007 due to increased spending in research and development, marketing and the sales channel.
North America Post-Acute Care
North America Post-Acute Care revenues increased $6.7 million, or 4.0 percent, for the full year of 2007 compared to 2006. Within that total, capital sales increased by $7.4 million, primarily due to improved volume within our extended care product line, increased sales of The Vest™ products, and initial positive results from our Direct to Consumer business initiatives. Rental revenues decreased $0.7 million, primarily related to lower activity in our standard therapy rentals in extended and home care, partially offset by an increase in rentals of The Vest™ products.
Despite the slightly higher revenues, divisional income for North America Post-Acute Care decreased $4.0 million, or 8.6 percent, for fiscal year 2007 compared to 2006, as gross profit was essentially flat and operating expenses increased by $5.7 million mainly due to increased costs related to our on-going efforts to improve the efficiency and effectiveness of our rental billing system, along with additional investments in sales and marketing initiatives and new product development.
International and Surgical
International and Surgical revenues increased $57.5 million, or 23.2 percent, for the full year 2007 compared to the prior year, inclusive of the favorable impact of exchange rates of $16.2 million. Sales revenues, up $52.6 million, were positively affected by our acquisition of Medicraft, which was completed early in the first quarter and drove $14.4 million of the revenue increase and sales of our AvantGuard® 800 bed frame in Europe. Rental revenues were also higher by $4.9 million due to the favorable exchange rates and increased share in the European market. From a geographic perspective, we experienced growth in Europe, Latin America and the Middle East, as well as our Surgical business in the United States, which was partially offset by softness experienced in Asia.
Divisional income for International and Surgical increased $5.1 million for the full year 2007 compared to the prior year, including the favorable impact of exchange rates of $2.7 million. Driven by the higher revenues, gross profit was up $22.1 million compared to the prior period. Higher operating expenses, however, up $17.0 million, offset much of the gross profit gains and were driven by an additional $5.4 million of Australian expenses associated with the Medicraft acquisition inclusive of integration costs, increased investment in numerous strategic initiatives including research and development, marketing and new geographic sales channel development, the impact of exchange rates, and increased selling expenses attributable to the higher revenues.

SPECIAL CHARGES
2008 Actions
During the fourth quarter of fiscal 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. The process resulted in the elimination of fewer than 3 percent of our global workforce or approximately 160 professional, salaried and non-exempt employee positions, including the elimination of management positions but somewhat fewer personnel actually left the Company as some affected personnel filled other open positions. Positions affected were distributed similarly among employee locations. About one-third of the positions affected involved associates based at our global headquarters in Batesville, Indiana. The remaining affected positions were based in other North American locations and international sites throughout our global organization.
Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. The implementation of this restructuring plan was substantially completed as of September 30, 2008, and all cash expenditures associated with the severance will be completed by the end of fiscal 2009.
During the fourth quarter of fiscal year 2008, management initiated a plan to restore growth and improve profitability of the Company’s MEMS business, which is engaged in the management, delivery, pick-up and maintenance of peak needs moveable medical equipment. This action will result in a limited rationalization in the current service center footprint and the disposal of select assets and asset groups. The Company anticipates the plan will be completed before the end of fiscal 2009.
As a result of the plan, the Company recorded a fourth quarter charge of $14.5 million. This charge mainly related to the impairment of equipment with a net book value prior to the plan of $16.0 million that is held for sale. This equipment had a fair value at September 30, 2008 of $2.2 million which has been recorded in Other current assets in the Consolidated Balance Sheet. The remainder of the charge related to lease termination and employee severance costs.
During the first quarter of fiscal 2008, voluntary termination packages were offered to certain members of our Batesville manufacturing organization, which resulted in a special termination benefit charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other manufacturing support positions were eliminated in a related action in an effort to better align fixed manufacturing costs. Such actions resulted in aggregate special charges of $0.3 million in the first quarter of 2008, of which $0.3 million related to pension benefits.
Activity related to restructuring actions during fiscal 2008 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,		Cash		September 30,
	2007	Expenses	Payments	Reversals	2008

September 30, 2008
Q1 Action — Line Relocation	$—	$2.0	$(1.7)	$—	$0.3
Q4 Action — Worldwide Restructuring	—	6.0	(0.8)	—	5.2
Q4 Action — MEMS Restructuring	—	0.7	—	—	0.7

Total, September 30, 2008	$—	$8.7	$(2.5)	$—	$6.2

Excludes impact of asset impairment related to assets held for sale.
2007 Actions
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce our Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of our Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination benefit charge of $1.0 million was recognized in the second quarter, $0.3 million of which related to additional pension benefits. As of September 30, 2008, approximately $0.1 million remained in the reserve.

2006 Actions
In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to reduce our North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary. The result was a one-time charge of $4.2 million in the fourth quarter of fiscal 2006, of which the cash component was $2.6 million. During the fiscal year ended September 30, 2007, approximately $0.4 million of excess reserve related to this action was reversed and this action is now complete.
2005 Actions
During the fourth quarter of fiscal 2005, we announced several changes intended to simplify the Company’s organizational structure and to support our strategy to focus on our core hospital bed frames, therapy support surfaces and services businesses. As part of this change, Hill-Rom established new commercial divisions and also combined sourcing, manufacturing and product development under one new function to support the commercial divisions. Additionally, all Hillenbrand Industries, Inc. corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we had made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of fiscal 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. This action is now complete.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended September 30,
Cash Flows Provided By (Used In):	2008	2007	2006
Operating activities	$270.5	$285.3	$29.1
Investing activities	(56.3)	(241.2)	31.8
Financing activities	(63.8)	(47.2)	(56.4)
Effect of exchange rate changes on cash	(10.2)	2.7	0.6

Increase (Decrease) in Cash and Cash Equivalents	$140.2	$(0.4)	$5.1

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we also have restrictive financial covenants within the Distribution Agreement with Hillenbrand, Inc. This agreement has certain limitations on indebtedness, dividends and share repurchases, and acquisitions. See Note 3 of Notes to Consolidated Financial Statements for more details on the Distribution Agreement.
Operating Activities
For the fiscal year ended September 30, 2008, net cash provided by operating activities totaled $270.5 million, compared to $285.3 million in the prior year. Operating cash flows in 2008 were driven primarily by net income of $115.8 million, further adjusted by depreciation and amortization of $112.8 million.
Impacting the operating cash flow reductions were gross nonrecurring separation-related costs of $24.2 million, which provided little income tax benefit as such costs were largely nondeductible. Additionally, the funeral services business, which historically provided consistently positive cash flows, generated approximately $136 million of operating cash flows in the prior year. Through March 31, 2008 the funeral services business had generated approximately $56 million of operating cash flows. Combined these items negatively impact our operating cash flows by approximately $80 million, working capital improvements were reflected by inventory turn of 5.7 in the prior period to 6.8 in the current period and collections of accounts receivable with days sales outstanding reduced from 96.4 days in 2007 to 81.8 days in 2008. This was partially offset by significantly higher sales in the fourth quarter.

Another item that has positively impacted operating cash flows compared to the prior year was the collection of $11.2 million of earnings on previously held seller financing instruments. See Note 3 of Notes to Consolidated Financial Statements for more detail on the previously held seller financing instruments which was contributed to Hillenbrand, Inc. in the spin-off of the funeral services business.
For the fiscal year ended September 30, 2007, net cash provided by operating activities totaled $285.3 million, compared to $29.1 million in the prior year. Operating cash flows in 2007 were driven primarily by net income of $190.6 million, further adjusted by depreciation and amortization of $107.3 million.
Net changes in working capital during fiscal 2007 were minimal as increases in inventories of $21.9 million, representing a use of cash, were offset by increases in current liabilities of $12.8 million and a slight decrease in accounts receivable reflecting improved collections.
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
Also in 2006, other changes in working capital decreased cash from operations by $58.5 million, primarily due to the year over year increase in accounts receivable related to higher September revenues and continued collection difficulties experienced in fiscal 2006 with respect to Health Care rental receivables.
Investing Activities
Net cash used in investing activities in fiscal 2008 totaled $56.3 million, compared to $241.2 million in fiscal 2007. Capital expenditures were $32.6 million lower in fiscal 2008 due to our purchase of the Monterrey, Mexico manufacturing facility in early fiscal 2007, fewer additions to our rental fleet during 2008 and only six months of capital expenditures related to our former funeral services business. In addition, during 2007 $21.2 million was spent for the acquisition of Medicraft and a small regional funeral services distributor, and a significantly higher amount of cash, net of sales and maturities, was used to purchase investment securities. Investment activity in fiscal 2008 included $325.6 million of purchases and capital calls, which was completely offset by $343.5 million provided from sales and maturities. We have historically invested a portion of our excess cash into auction rate securities, but discontinued this practice in the current fiscal year when liquidity issues with these securities surfaced. Investing cash flows in 2008 also benefited from proceeds from the renegotiation and early settlement of seller financing notes receivable and preferred stock, which provided positive investing cash flows of $27.8 million (that is, the total $39.0 million proceeds less amounts included in operating cash flows) during the second quarter of 2008.
Investment activity in fiscal 2007 included $270.2 million of purchases and capital calls, which was partially offset by $177.2 million provided from sales and maturities. A significant portion of this investment activity reflects our investments of excess cash from operations into highly liquid auction rate municipal bonds. These liquid, current investments accounted for $268.0 million of the purchases and $155.2 million of the sales for 2007, as they were utilized as a treasury management strategy to earn better rates of return on available cash. In fiscal 2006, total proceeds from the sales of investments, net of purchases, resulted in net cash provided of $111.9 million, which was used to partially fund the Spartanburg settlement payments and capital expenditures in fiscal 2006. In both 2007, and 2006, other investment activity primarily related to capital calls and distributions from our private equity limited partnerships.
Financing Activities
Net cash used in financing activities totaled $63.8 million for the fiscal year ended September 30, 2008 compared to $47.2 million for the fiscal year ended September 30, 2007.
This higher use of cash in the current year period was driven primarily by the distribution of $141.3 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business. Also related to the spin-off, a number of transactions occurred during the second quarter of 2008 impacting cash flows from financing activities. The most significant of these transactions were (a) drawing down $250 million on a new Hillenbrand, Inc. revolving credit facility and then (b) paying nearly $225 million to repurchase certain long-term debt (see Note 5 of Notes to Consolidated Financial Statements for more details on the debt repurchase). In addition to the spin-off transaction, $90 million was drawn on the revolver near the end of September in anticipation of the acquisition of Liko on October 1, 2008.

Cash dividends paid decreased to $48.2 million in 2008, compared to $70.3 million in 2007. Quarterly cash dividends per share were $0.1025 in the last two quarters of 2008 and $0.285 in the first two quarters of the year, declining following the consummation of the spin-off of the funeral services business effective March 31, 2008. Prior to that, quarterly dividends were $0.285 for the last three quarters of 2007 and $0.2825 in 2006 and the first quarter of 2007.
Proceeds on the exercise of stock options decreased to $16.5 million in 2008, from $25.9 million in 2007. Treasury stock acquired was $1.4 million in 2008 compared to $1.3 million in 2007.
Our debt-to-capital ratio was 17.1 percent at September 30, 2008 compared to 21.9 percent at September 30, 2007. This was driven by our second quarter debt repurchase, offset by the draw of $90 million on our $500 million revolver for the Liko acquisition.
Other Liquidity Matters
Outstanding Borrowings and Available Capacity
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of September 30, 2008, we held investment securities which consist primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced failures and a lower level of liquidity. Due to these conditions, management determined it appropriate to classify the auction rate securities as noncurrent. Another result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.
We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. We have recorded an unrealized loss of $1.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. We continue to believe we have the ability and the intent to hold these assets until market conditions are more favorable or our investment advisors satisfy the conditions of certain settlement agreements requiring them to repurchase these securities at face value. If current market conditions do not improve or worsen, however, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments could result and liquidity and earnings could be adversely affected.
In conjunction with the spin-off of the funeral services business, on March 31, 2008, we terminated our previously outstanding $400.0 million senior revolving credit facility and entered into a new $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of September 30, 2008, we had outstanding borrowings of $90.0 million and $11.9 million of outstanding, undrawn letters of credit under the new five-year facility, leaving $398.1 million of borrowing capacity available under that facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008. See Note 5 of Notes to Consolidated Financial Statements for more details of the new credit facility.
We also have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. We had $6.9 million outstanding under this credit line which is included in Short-term borrowings on the September 30, 2008 Consolidated Balance Sheet. In addition, as of September 30, 2008, we had $16.9 million of outstanding, undrawn letters of credit under uncommitted credit lines of $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
Following the debt repurchase completed in March 2008, $126.3 million of senior notes remained outstanding at various fixed rates of interest as of September 30, 2008. Of this amount, $25.7 million is classified as short-term in the Consolidated Balance Sheet at September 30, 2008, and the remaining $100.6 million is classified as long-term. The portion classified as short-term relates to our 4.5 percent senior notes, which mature in June 2009.

We intend to continue to pursue selective acquisition candidates, like the Liko acquisition completed on October 1, 2008, in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits. As disclosed in Note 3 of Notes to Consolidated Financial Statements, the Distribution Agreement executed in conjunction with our spin-off of the funeral services business contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.
During fiscal 2008, we did not repurchase any shares of our common stock in the open market. As of September 30, 2008, we had Board of Directors’ approval to repurchase 3,000,000 additional shares of our common stock. We may consider repurchases of shares if justified by the stock price or other considerations. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important to understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 15 of Notes to the Consolidated Financial Statements, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment. Additionally, the recent disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million credit facility is with a syndicate of banks led by Citibank, N.A. and Bank of America N.A. The syndication group consists of 13 financial institutions, which we believe reduces our exposure to any one institution and provides us significant borrowing capacity in the event that one of the institutions within the group is unable to comply with the terms of our agreement. We have not experienced any failure of the lenders under our credit facility to fund, however, it is possible that additional financial institutions, including those that are lenders under our credit facility, could become insolvent or seek bankruptcy protection, which could affect our ability to access available borrowing capacity under our credit facility. If credit markets do not improve and we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions, such sources of capital may not be available to us on acceptable terms if at all.
Credit Rating
After the completion of the spin-off of the funeral services business on March 31, 2008, both Standard and Poor’s Rating Services and Moody’s Investor Service lowered our credit ratings to reflect the changes in the Company. Standard and Poor’s Rating Services reduced our rating from A-, with negative outlook, to BBB-, with a stable outlook. Moody’s Investors Service reduced our rating from A3, with negative outlook, to Baa3 with negative outlook. On October 1, 2008, both agencies reaffirmed the credit ratings stated above after the announcement of the Liko acquisition.
Other Uses of Cash
We expect capital spending in 2009 to be at a level comparable with capital spending in 2008, excluding the funeral services business, which was $98.3 million. The 2009 estimate is before consideration of additional capital requirements for any new business acquisitions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2008 (dollars in millions):

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Debt Obligations (1)	$222.8	$122.6	$50.4	$—	$49.8
Interest Payments Relating to Long-Term Debt (1)	76.0	8.5	14.7	8.7	44.1
Information Technology Infrastructure (2)	76.3	15.0	25.9	23.5	11.9
Operating Lease Obligations	67.5	19.5	23.4	11.9	12.7
Pension and Postretirement Health Care Benefit Funding (3)	5.0	1.9	3.1	—	—
Purchase Obligations (4)	24.6	15.0	9.2	0.3	0.1
Other Long-Term Liabilities (5)	21.0	—	11.9	7.3	1.8

Total Contractual Cash Obligations	$493.2	$182.5	$138.6	$51.7	$120.4

(1)
These amounts include the effects of borrowings made to complete the acquisition of Liko on October 1, 2008. Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)
In 2003 we entered into a seven-year agreement with IBM to manage our global information structure environment. Due to the spin-off of our funeral services business, we renegotiated the contract with IBM to provide flexibility to remove the funeral services business from its scope and to reduce costs for the Company. The updated terms of the contract reduce services to be performed by IBM from the original contract. In exchange, we extended the term such that the contract now expires in September 2014. The expected aggregate cost from September 30, 2008 through the duration of the contract is $76.3 million.

(3)
Minimum pension and postretirement health care benefit funding represents payments to comply with funding requirements. As a result of the spin-off of our funeral services business, defined benefit pension and postretirement benefit obligations associated with current and former employees of the funeral services business, along with certain other former employees, were distributed to Hillenbrand, Inc. Accordingly, future contributions required by us to satisfy its retirement and postretirement plan obligations were reduced and the amounts in the table above reflect this reduced level of funding. Current market conditions, however, have negatively impacted investment performance within the pension plans and may require increased contributions. The annual projected payments beyond fiscal 2010 are not currently determinable.

(4)
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
We also had commercial commitments related to standby letters of credit at September 30, 2008 of $28.8 million.
In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, due to the adoption of an accounting pronouncement in fiscal 2008, we now report an additional $34.5 million of other long-term liabilities, which represents uncertain tax positions for which it is not possible to determine in which future period the tax liability might be paid out.

In conjunction with our acquisition and divestiture activities, we have entered into certain guarantees and indemnifications of performance with respect to the fulfillment of our commitments under the respective purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Those representations and warranties which survive closing generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions remained at 22,710,667 shares throughout 2008. As of September 30, 2008, we had Board of Directors’ authorization to repurchase up to a total of 3,000,000 additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 517,282 shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2008 under provisions of our various stock-based compensation plans.
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

As a general interpretation of the above guidelines, revenues for health care products in the patient care environment are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
For non-invasive therapy products and medical equipment management services, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. For The Vest® product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.
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

Revenues are presented in the Statements of Consolidated Income net of certain discounts and allowances. For product sales, based on contractual discounts and rebates, as well as price concessions and product returns, we record reserves resulting in a reduction of revenue. Likewise, reserves for contractual and other routine billing allowances are recorded and reflected as a reduction of rental revenues.
An allowance for doubtful accounts is also recorded on capital products sales, but is not reflected as a reduction of revenues. Rather it is recorded as a component of operating expenses.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for capital sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Within rental revenues, the domestic third party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4 to the Consolidated Financial Statements) are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
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
We have entered into a Judgment Sharing Agreement with Hillenbrand, Inc. to allocate any potential liability that may arise with respect to certain antitrust litigation matters. We apply SFAS No. 5, “Accounting for Contingencies,” in evaluating and accounting for the Judgment Sharing Agreement. See Note 3 to the Consolidated Financial Statements, “Discontinued Operations,” for further details.
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
We perform an impairment assessment on goodwill annually during the third fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. We rely on a number of factors to determine the fair value of our reporting units and evaluate various factors to discount anticipated future cash flows, including operating results, business plans, and present value techniques. There are inherent uncertainties related to these factors, and our judgment in applying them, and the assumptions underlying the impairment analysis may change in such a manner that impairment in value may occur in the future.
Our most recent impairment assessment was completed during the third fiscal quarter of 2008, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. There were no fourth quarter events or circumstances that indicated an additional impaired analysis was necessary.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the Company utilizes a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require significant judgment utilizing historical information, peer data and future expectations.
Retirement Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments in recent years.

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 8.0 percent for all years from fiscal 2006 to 2008, and at September 30, 2008, we had pension plan assets of $145.1 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.4 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was raised to 7.50 percent in 2008, up from 6.50 percent in 2007 and 6.00 percent in 2006. The discount rate for our postretirement obligation may vary up to 25 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $0.5 million to $0.6 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.
In fiscal 2007 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R).” This Statement required recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also required recognition in other comprehensive income of certain gains and losses that arose during the period but were deferred under prior pension accounting rules. It also modified the timing of reporting and added certain additional disclosures. See Note 6 in the Consolidated Financial Statements for key assumptions and further discussion related to the Company’s pension and postretirement plans.
Income Taxes
We compute our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. We have recorded valuation allowances against certain of our deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results, capital loss carryforwards in the United States where future capital gains may not be available to realize the benefit and certain other domestic tax attributes. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $85.7 million of valuation allowances on deferred tax assets, on a tax-effected basis, principally related to foreign operating loss carryforwards, capital loss carryforwards and other domestic tax attributes.
On October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes”) (“FIN 48”), which addresses the accounting and disclosure of material uncertain income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
The Company also has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will conclude the current audit of fiscal year 2007 and resolve the matter currently under protest for fiscal years 2002 through 2006 in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statues of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $12 to $14 million in the next twelve months, excluding interest. See Note 9 in the Consolidated Financial Statements for further discussion related to income taxes.
Investments
At September 30, 2008 we had $44.9 million of investment securities which consisted primarily of AAA rated student loan auction rate securities. We regularly evaluate these investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss and the cost basis of the security is reduced to its estimated fair value. Select criteria utilized in analyzing individual securities for impairment include:
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
The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2008 accumulated other comprehensive income included net unrealized losses of $0.9 million. These unrealized losses are considered to be temporary.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first interim period after November 15, 2008, our second quarter fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

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
In February 2008, the FASB issued FSP No. 157-1, which removed leasing transactions from the scope of SFAS No. 157. Also, in February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, our fiscal year 2010, and interim periods within those fiscal years. The FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP No. 157-3 clarifies application in a market that is not active. We have elected the partial deferral option in accordance with this FSP as it relates to our non-financial assets and non-financial liabilities. We have not yet determined the impact our adoption will have on our consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates, impact of the current credit crunch, liquidity issues with respect to auction rate securities, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
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
We currently use derivative instruments to manage our cash flow exposure from changes in currency exchange rates in Canada. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $9.5 million at September 30, 2008, and those derivative instruments had a fair value of $0.4 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the United States dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $0.8 million. A 10 percent depreciation in the United States dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.0 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
We hold auction rate securities, for which the market continues to experience auction failures as the supply for auction rate securities in the market exceeds demand. Due to these failures, we have gained guidance from our investment advisors on the current fair value of our portfolio. During the second quarter of 2008, we estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. Following an unrealized loss of $1.5 million on those securities in our second quarter to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market, there was no further loss during the third or fourth quarters. We continue to have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments and liquidity and earnings could be adversely affected. After year end, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), one of the brokers we utilized to purchase auction rate securities. The primary terms of the settlement state that UBS will repurchase the securities at full par value on or after the June 30, 2010. Currently, we hold auction rate investments issued through UBS with a par value of $26.9 million.

Our financial instruments are exposed to interest rate and credit risk. On March 31, 2008 we announced the completion of a debt tender associated with our $250.0 million senior notes due June 2009. We repurchased $224.3 million of the outstanding senior notes in the tender offer. As part of this transaction, we terminated interest rates swap agreements covering a notional value of $200.0 million of this long-term debt. The termination of the interest rate swap agreements resulted in a gain of which $4.1 million was recognized in fiscal 2008. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 100 basis point change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. With the acquisition of Liko effective October 1, 2008 and the use of available cash on hand, along with additional borrowings to complete the transaction, the effectiveness of our natural hedge of debt and cash and cash equivalents has been diminished.
Our pension plan assets, which were approximately $145.1 million at September 30, 2008 following the contribution of pension plan assets to Hillenbrand, Inc., are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2008 by approximately $35 million and we have experienced a further decline in the value of our pension plan assets since September 30, 2008. Continued market volatility and disruption could cause further declines in asset values and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plans’ fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hill-Rom common stock represented 3 percent and 5 percent of master trust assets at year-end 2008 and 2007 and is subject to a statutory limit when it reaches 10 percent of total trust assets.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for Hill-Rom Holdings, Inc. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2008 based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Consolidated Financial Statements, as stated in their report included herein.
Peter H. Soderberg
President and Chief Executive Officer
Gregory N. Miller
Senior Vice President and Chief Financial Officer
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for uncertain tax positions effective October 1, 2007 and changed the manner in which it accounts for defined benefit pension and other postretirement plans effective September 30, 2007.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 26, 2008

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2008	2007	2006
Net Revenues
Capital sales	$1,044.0	$940.7	$862.6
Rental revenues	463.7	415.8	425.7

Total revenues	1,507.7	1,356.5	1,288.3

Cost of Revenues
Cost of goods sold	618.6	546.9	501.1
Rental expenses	219.6	207.1	217.2

Total cost of revenues	838.2	754.0	718.3

Gross Profit	669.5	602.5	570.0

Other operating expenses	543.9	483.0	437.7
Litigation credits (Note 15)	—	(1.2)	(2.3)
Special charges (credits) (Note 8)	22.8	(0.2)	5.4

Operating Profit	102.8	120.9	129.2

Interest expense	(14.3)	(22.2)	(21.3)
Investment income and other, net	3.8	7.5	7.4

Income from Continuing Operations Before Income Taxes	92.3	106.2	115.3

Income tax expense (Note 9)	25.2	35.8	36.8

Income from Continuing Operations	67.1	70.4	78.5

Discontinued Operations (Note 3):
Income from discontinued operations before income taxes	78.8	185.3	223.1
Income tax expense	30.1	65.1	80.4

Income from discontinued operations	48.7	120.2	142.7

Net Income	$115.8	$190.6	$221.2

Income per common share from continuing operations — Basic	$1.07	$1.14	$1.28
Income per common share from discontinued operations — Basic	0.78	1.95	2.32

Net Income per Common Share — Basic	$1.86	$3.08	$3.60

Income per common share from continuing operations — Diluted	$1.07	$1.13	$1.28
Income per common share from discontinued operations — Diluted	0.78	1.94	2.32

Net Income per Common Share — Diluted	$1.85	$3.07	$3.59

Dividends per Common Share	$0.78	$1.14	$1.13

Average Common Shares Outstanding — Basic (Note 10)	62,426,179	61,818,400	61,453,642

Average Common Shares Outstanding — Diluted (Note 10)	62,622,472	62,115,309	61,576,799

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except share data)

	September 30,	September 30,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$221.7	$81.5
Investment securities (Note 1)	—	112.8
Trade accounts receivable, less allowances of $25.9 in 2008 and $51.5 in 2007 (Note 1)	395.1	491.6
Inventories (Note 1)	100.0	154.9
Deferred income taxes (Notes 1 and 9)	30.2	34.9
Other current assets	25.3	18.7

Total current assets	772.3	894.4

Equipment leased to others (Note 1)	453.3	455.9
Less accumulated depreciation	(281.9)	(270.2)

Equipment leased to others, net	171.4	185.7

Property (Note 1)	382.4	689.3
Less accumulated depreciation	(257.0)	(464.7)

Property, net	125.4	224.6

Investments and investment securities (Note 1)	45.6	62.9
Intangible assets:
Goodwill (Notes 1 and 2)	422.5	428.7
Software and other (Note 1)	129.1	155.7
Notes receivable, net of discounts (Note 4)	8.8	143.3
Other assets	14.8	21.7

Total other assets	575.2	749.4

Total Assets	$1,689.9	$2,117.0

LIABILITIES
Current Liabilities
Trade accounts payable	$99.4	$104.0
Short-term borrowings (Note 5)	122.6	8.8
Accrued compensation	84.8	93.8
Accrued litigation (Note 15)	21.2	21.2
Accrued product warranties (Note 1)	16.9	19.8
Accrued customer rebates	4.7	23.8
Other current liabilities	45.1	68.2

Total current liabilities	394.7	339.6

Long-term debt (Notes 5 and 12)	100.2	348.6
Accrued pension and postretirement benefits (Note 6)	40.5	59.2
Deferred income taxes (Notes 1 and 9)	16.4	37.0
Other long-term liabilities	55.5	54.8

Total Liabilities	607.3	839.2

Commitments and Contingencies (Note 15)
SHAREHOLDERS’ EQUITY (Notes 7 and 11)
Capital Stock:
Preferred stock — without par value:
Authorized — 1,000,000 shares; none issued or outstanding	—	—
Common stock — without par value:
Authorized — 199,000,000
Issued — 80,323,912 shares in 2008 and 2007	4.4	4.4
Additional paid-in-capital	111.2	98.4
Retained earnings	1,536.1	1,753.4
Accumulated other comprehensive (loss) income (Note 1)	(4.2)	2.3
Treasury stock, at cost: 2008 — 17,814,978 common shares, 2007 — 18,332,260 common shares	(564.9)	(580.7)

Total Shareholders’ Equity	1,082.6	1,277.8

Total Liabilities and Shareholders’ Equity	$1,689.9	$2,117.0

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2008	2007	2006

Operating Activities
Net income	$115.8	$190.6	$221.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	112.8	107.3	108.8
Accretion and capitalized interest on financing provided on divestiture, net of loss on renegotiation	(1.0)	(15.0)	(14.4)
Net realized capital losses (gains) and equity method investment (income) loss	(6.8)	(11.6)	(17.6)
Litigation credits	—	(1.2)	(2.3)
Provision for deferred income taxes	(22.9)	(9.9)	119.8
Loss on disposal of property, equipment leased to others, intangible assets and impairments	18.6	1.5	1.7
Stock compensation	23.2	9.0	7.4
Loss on extinguishment of debt and termination of credit facility (Note 5)	3.2	—	—
Defined benefit plan funding	(1.8)	(5.5)	(5.9)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	(2.8)	6.2	(46.6)
Inventories	5.2	(21.9)	(5.2)
Other current assets	8.2	7.2	(5.0)
Trade accounts payable	15.1	8.7	(6.6)
Accrued expenses and other liabilities	(2.6)	4.1	(334.4)
Interest proceeds on seller financing	11.2	—	—
Other, net	(4.9)	15.8	8.2

Net cash provided by operating activities	270.5	285.3	29.1

Investing Activities
Capital expenditures and purchase of intangibles	(102.6)	(135.2)	(92.6)
Proceeds on disposal of property and equipment leased to others	0.6	1.7	7.3
Proceeds on sale of business	—	—	6.5
Payment for acquisition of businesses, net of cash acquired	—	(21.2)	(1.0)
Investment purchases and capital calls	(325.6)	(270.2)	(342.7)
Proceeds on investment sales and maturities	343.5	177.2	454.6
Principle proceeds from liquidation of preferred stock investment and seller financing note receivable	27.8	—	—
Collection of seller financing notes receivable	—	6.5	—
Bank investments, net	—	—	(0.3)

Net cash (used in) provided by investing activities	(56.3)	(241.2)	31.8

Financing Activities
Additions to short-term debt	94.9	8.2	10.8
Repayments of short-term debt	(7.1)	(10.3)	(6.0)
Debt issuance costs	(1.9)	—	—
Borrowings on revolver	250.0	—	—
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	(225.3)	—	—
Payment of cash dividends	(48.2)	(70.3)	(69.8)
Proceeds on exercise of options	16.5	25.9	5.2
Excess tax benefit	—	0.6	—
Treasury stock acquired	(1.4)	(1.3)	(0.7)
Cash transferred to Hillenbrand, Inc. in spin-off	(141.3)	—	—
Bank deposits received	—	—	4.1

Net cash used in financing activities	(63.8)	(47.2)	(56.4)

Effect of Exchange Rate changes on Cash	(10.2)	2.7	0.6
Net Cash Flows	140.2	(0.4)	5.1
Cash and Cash Equivalents
At beginning of period	81.5	81.9	76.8

At end of period	$221.7	$81.5	$81.9

The table below provides supplemental cash flow information:

	2008	2007	2006
Cash paid for:
Income taxes	$99.6	$100.3	$15.8
Interest	$18.8	$21.3	$18.9
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$17.2	$18.9	$5.5
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at September 30, 2005	61,263,558	$4.4	$72.3	$1,495.4	$0.5	19,060,354	$(603.1)	$969.5
Comprehensive Income:
Net income	—	—	—	221.2	—	—	—	221.2
Foreign currency translation adjustment	—	—	—	—	1.1	—	—	1.1
Net change in unrealized gain on available-for-sale securities, net of tax of $2.5 million	—	—	—	—	(5.5)	—	—	(5.5)
Minimum pension liability, net of tax of $1.2 million	—	—	—	—	3.6	—	—	3.6

Total comprehensive income								220.4
Dividends	—	—	—	(69.8)	—	—	—	(69.8)
Treasury shares acquired	(14,988)	—	—	—	—	14,988	(0.7)	(0.7)
Stock awards and option exercises	166,744	—	6.8	—	—	(166,744)	5.5	12.3

Balance at September 30, 2006	61,415,314	4.4	79.1	1,646.8	(0.3)	18,908,598	(598.3)	1,131.7
SAB No. 108 Adjustment (Note 7)	—	—	—	(13.2)	8.7	—	—	(4.5)
Comprehensive Income:
Net income	—	—	—	190.6	—	—	—	190.6
Foreign currency translation adjustment, net of tax of $3.3 million	—	—	—	—	5.4	—	—	5.4
Net change in unrealized gain on available-for-sale securities, net of tax of $1.1 million	—	—	—	—	1.9	—	—	1.9
Items not yet recognized as a component of net periodic pension costs, net of tax of $1.5 million	—	—	—	—	(0.6)	—	—	(0.6)

Total comprehensive income	—	—	—	—	—	—	—	197.3
Dividends	—	—	—	(70.8)	—	—	—	(70.8)
Treasury shares acquired	(22,409)	—	—	—	—	22,409	(1.3)	(1.3)
Stock awards and option exercises	598,747	—	19.3	—	—	(598,747)	18.9	38.2
Adoption of SFAS No. 158 (Note 6), net of tax of $9.5 million	—	—	—	—	(12.8)	—	—	(12.8)

Balance at September 30, 2007	61,991,652	4.4	98.4	1,753.4	2.3	18,332,260	(580.7)	1,277.8
Adoption of FIN 48 (Note 9)	—	—	—	(10.3)	—	—	—	(10.3)
Comprehensive Income:
Net income	—	—	—	115.8	—	—	—	115.8
Foreign currency translation adjustment, net of tax of $1.5 million	—	—	—	—	(13.1)	—	—	(13.1)
Net change in unrealized gain on available-for-sale securities, net of tax of $1.9 million	—	—	—	—	(2.6)	—	—	(2.6)
Items not yet recognized as a component of net periodic pension costs, net of tax of $4.7 million	—	—	—	—	(4.9)	—	—	(4.9)

Total comprehensive income	—	—	—	—	—	—	—	95.2
Dividends	—	—	0.4	(48.6)	—	—	—	(48.2)
Treasury shares acquired	(27,554)	—	—	—	—	27,554	(1.4)	(1.4)
Stock awards and option exercises	544,836	—	22.4	—	—	(544,836)	17.2	39.6

Subtotal	62,508,934	4.4	121.2	1,810.3	(18.3)	17,814,978	(564.9)	1,352.7
Spin-off of funeral services business (Note 3)	—	—	(10.0)	(274.2)	14.1	—	—	(270.1)

Balance at September 30, 2008	62,508,934	$4.4	$111.2	$1,536.1	$(4.2)	17,814,978	$(564.9)	$1,082.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Nature of Operations
Hill-Rom Holdings, Inc. (the “Company” or “Hill-Rom”) is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, and information technology solutions. Hill-Rom’s comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care.
Basis of Presentation
On March 31, 2008, the Company completed the spin-off of its funeral services business operating under the Batesville Casket name. The first step was to distribute certain assets and liabilities from the Company and its medical technology business subsidiaries to Hillenbrand, Inc., (formerly Batesville Holdings, Inc.) the holding company for the Batesville Casket funeral services business. In the second step, the Company made a tax-free one for one stock dividend of 100 percent of the common stock of Hillenbrand, Inc. on a pro rata basis to the Company’s shareholders. In connection with the distribution, the Company, formerly known as Hillenbrand Industries, Inc., changed its name to Hill-Rom Holdings, Inc. and Batesville Holdings, Inc. changed its name to Hillenbrand, Inc.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the funeral services business have been presented as a discontinued operations for all periods presented in the Statements of Consolidated Income. The Consolidated Balance Sheet at September 30, 2007 does not reflect separate classification of assets, liabilities and components of shareholders’ equity of the funeral services business. The Statements of Consolidated Cash Flows are presented without separate classification of cash flows from the funeral services business through March 31, 2008. Unless otherwise noted, the Notes to Consolidated Financial Statements exclude information related to the funeral services business. See Note 3 to the Consolidated Financial Statements for a further discussion of the spin-off of the funeral services business.
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

Investment Securities
At September 30, 2008, we had $44.9 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities. These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. We classify our investment securities as available-for-sale and record them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities also experienced auction failures, and thus have a lower level of liquidity. These conditions continued throughout fiscal 2008 such that management determined it appropriate to classify the auction rate securities as noncurrent assets as of September 30, 2008. In addition, as a result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income.
We have estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the reduced liquidity, credit quality of the underlying securities and the provisions of the respective security agreements, and recorded an unrealized loss of $1.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. The risk exists that the various valuation models utilized to assess the fair value of these investment securities will not reasonably predict the actual price necessary to attract interested buyers for these securities. During the fourth quarter of 2008, certain banks announced settlements in which they agreed to repurchase auction rate securities at par value at a future date. As of September 30, 2008, a settlement offer for our specific investments had not been made and we have not adjusted the fair value of our securities based on these announcements. Subsequent to September 30, we entered into a settlement with one of our brokers. The settlement covers approximately 50 percent of our auction rate securities and gives us the ability to sell the securities at full par value on or after June 30, 2010 to the broker.
Currently, we believe we have the ability and the intent to hold these assets until market conditions are more favorable or our investment advisors satisfy the conditions of certain settlement agreements requiring them to repurchase these securities at par value. If current market conditions do not improve or worsen, however, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments and liquidity and earnings could be adversely affected.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for capital sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Within rental revenues, the domestic third party payers’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 4) are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.

Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 42 percent and 55 percent of our inventories at September 30, 2008 and 2007, respectively. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories at the end of each period consist of the following:

	2008	2007

Finished products	$53.1	$92.4
Work in process	3.4	14.6
Raw materials	43.5	47.9

Total	$100.0	$154.9

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $3.3 million and $14.7 million higher than reported at September 30, 2008 and 2007, respectively.
Equipment Leased to Others
Equipment leased to others represents rental units and equipment, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 10 years. Total depreciation expense for fiscal years 2008, 2007 and 2006 was $54.7 million, $44.7 million and $45.8 million, respectively, all of which has been included within continuing operations in the Statements of Consolidated Income. The majority of these assets are leased on a day-to-day basis.
Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Land improvements	6 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2008, 2007 and 2006 was $33.7 million, $39.6 million and $40.1 million, respectively, of which $26.3 million, $25.1 million and $26.3 million has been included within continuing operations on the Statements of Consolidated Income. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$13.1	$3.3	$14.2	$6.3
Buildings and building equipment	109.1	70.7	186.0	112.0
Machinery and equipment	260.2	183.0	489.1	346.4

Total	$382.4	$257.0	$689.3	$464.7

Investments
Prior to the spin-off of the funeral services business, our investment portfolio consisted of investments in certain private equity limited partnerships and other minority investments obtained from seller financing provided upon the divestiture of Forethought Financial Services, Inc. Essentially all of these investments were transferred to Hillenbrand, Inc. in conjunction with the spin-off as discussed in Note 3 to the Consolidated Financial Statements.
We historically used the equity method of accounting for certain private equity limited partnership investments, with earnings or losses reported within Investment income and other in the Statements of Consolidated Income. Our portion of any unrealized gains (losses) related to such investments, as well as unrealized gains (losses) on our other investments, were charged or credited to accumulated other comprehensive income (loss) in shareholders’ equity, and deferred taxes were recognized for the income tax effect of any such unrealized gains (losses). The components of the change in our unrealized gains during 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Unrealized gains (losses) on available-for sales securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$2.0	$7.8	$7.2
Less: Reclassification adjustment for gains realized in net income, net-of-tax	(4.6)	(5.9)	(12.7)

Net change in unrealized gains (losses), net-of-tax	$(2.6)	$1.9	$(5.5)

At September 30, 2007 we had net unrealized gains (net-of-tax) on available-for-sale securities of $5.3 million. The majority of this amount reflects our share of the equity method investments’ unrealized gains/losses associated with investments that were transferred to Hillenbrand, Inc.
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
For the fiscal years ended September 30, 2008, 2007 and 2006, we recognized income on our investments of $9.3 million, $5.9 million and $6.1 million, respectively, which included no impairments. A majority of the income from our previously reported investments are now reflected within discontinued operations.
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
We assess the carrying value of goodwill and non-amortizable intangibles annually, during the third quarter of each fiscal year, or if events or changes in circumstances indicate that the carrying value of a reporting segment may not be recoverable. Goodwill is allocated among the reporting units based on the relative fair value of those units.
Our goodwill, and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$422.5	$—	$428.7	$—
Software	140.5	63.6	157.7	67.1
Other	87.1	34.9	96.2	31.1

Total	$650.1	$98.5	$682.6	$98.2

Amortization expense for fiscal years 2008, 2007 and 2006 was $24.4 million, $23.0 million and $22.9 million, respectively, of which $22.5 million, $19.1 million and $18.9 million has been included within continuing operations in the Statements of Consolidated Income. There were no intangible asset write-offs in fiscal 2008 or 2007. We did write-off $1.5 million in fiscal year 2006 for the full impairment of certain assets no longer considered necessary to the execution of our strategy. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $22.5 million in 2009, $20.6 million in 2010, $19.0 million in 2011, $17.8 million in 2012, $12.8 million in 2013 and $32.4 million thereafter.
Goodwill decreased $6.2 million in 2008. This amount includes a reduction of $5.8 million related to the spin-off of the funeral services business, a reduction of $1.0 million related to the Mediq acquisition and an increase of $0.6 million related to movements in foreign exchange rates.
Goodwill increased $14.6 million during 2007. This amount includes $2.8 million of additional goodwill related to Batesville Casket’s acquisition of Lakeshore, and $11.8 million of additional goodwill related to Hill-Rom’s acquisition of Medicraft, Australia PTY, LTD. (“Medicraft”).
Costs associated with internal use software are recorded in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Certain expenditures relating to the development of software for internal use are capitalized in accordance with this Statement, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. The net book value of computer software costs, included within Intangible assets, was $76.9 million and $90.6 million at September 30, 2008 and 2007, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense approximated $16.2 million, $14.6 million and $15.0 million for fiscal years 2008, 2007 and 2006, respectively, of which $14.8 million, $11.6 million and $11.9 million has been included within continuing operations in the Statements of Consolidated Income and the amortization expense above.
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
A reconciliation of changes in our warranty reserve for fiscal years 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Balance at beginning of period	$19.8	$17.8	$16.6
Provision for warranties during the period	17.4	19.7	17.6
Warranty reserves acquired	—	0.3	—
Warranty claims incurred during the period	(20.3)	(18.0)	(16.4)

Balance at September 30	$16.9	$19.8	$17.8

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

Retirement Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighed for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of wage adjustments in recent years.
In fiscal 2007 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also required recognition in other comprehensive income of certain gains and losses that arose during the period but were deferred under prior pension accounting rules. It also modified the timing of reporting and added certain additional disclosures. See Note 6 to the Consolidated Financial Statements for key assumptions and further discussion related to the Company’s pension and postretirement plans.
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

As a general interpretation of the above guidelines, revenues for health care products in the patient care environment are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.
For non-invasive therapy products, the majority of product offerings are rental products for which revenues are recognized consistent with the rendering of the service and use of products. For The Vest® product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.
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
Revenues are presented in the Statements of Consolidated Income net of certain discounts and allowances. For product sales, based on contractual discounts, as well as price concessions and product returns, we record reserves resulting in a reduction of revenue. Likewise, reserves for contractual and other routine billing allowances are recorded and reflected as a reduction of rental revenues.
An allowance for doubtful accounts is also recorded on capital product sales, but is not reflected as a reduction of revenues. Rather it is recorded as a component of operating expenses.
Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between the Company and its customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.
Cost of Revenues
Cost of goods sold for capital sales consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers. Rental expenses consist of costs associated directly with rental revenue, including depreciation, maintenance costs related to our rental units, service center facility and personnel costs and logistics costs related to the movement and delivery of our rental equipment.
Research and Development Costs
Research and development costs are expensed as incurred and were $59.1 million, $51.1 million and $42.1 million for fiscal years 2008, 2007 and 2006, respectively, of which $57.3 million, $47.8 million and $39.3 million have been included within continuing operations in the Statements of Consolidated Income.
Advertising Costs
Advertising costs are expensed as incurred and were $10.7 million, $6.3 million and $8.6 million for fiscal years 2008, 2007 and 2006, respectively, of which $7.0 million, $4.4 million and $3.8 million have been included within continuing operations in the Statements of Consolidated Income.

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations to be included in comprehensive income.
The composition of Accumulated other comprehensive (loss) income at September 30, 2008 and 2007 is as follows:

	2008	2007

Available-for-sale securities and currency hedges	$(0.6)	$5.3
Foreign currency translation adjustment	2.4	13.6
Items not yet recognized as a component of net periodic pension and postretirement health care costs	(6.0)	(16.6)

Total	$(4.2)	$2.3

Foreign Currency Translation
The functional currency of foreign operations is generally the local currency in the country of domicile. Assets and liabilities of foreign operations are primarily translated into United States dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into United States dollars are excluded from the determination of net income, but included as a component of other comprehensive income. Foreign currency gains and losses resulting from foreign currency transactions are included in results of operations and are not material.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Under the fair value provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the Company utilizes a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require significant judgment utilizing historical information, peer data and future expectations.
Income Taxes
The Company and its eligible domestic subsidiaries file a consolidated United States income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
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
See Note 9 to the Consolidated Financial Statements for further details.
Derivative Instruments and Hedging Activity
We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 15 months. Additionally, interest rate swaps have sometimes been used to convert a portion of our long-term debt from fixed to variable interest rates.
To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first interim period after November 15, 2008, our second quarter fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and financial liabilities at fair value. Its objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. If opted, the difference between the carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007, our fiscal year 2009. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.
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
In February 2008, the FASB issued FSP No. 157-1, which removed leasing transactions from the scope of SFAS No. 157. Also, in February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, our fiscal year 2010, and interim periods within those fiscal years. The FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP No. 157-3 clarifies application in a market that is not active. We have elected the partial deferral option in accordance with this FSP as it relates to our non-financial assets and non-financial liabilities. We have not yet determined the impact our adoption will have on our consolidated financial statements.
2. Acquisitions
The results of acquired businesses are included in the Consolidated Financial Statements since each acquisition’s date of close.
On October 6, 2006, Hill-Rom acquired Medicraft, the leader in acute and post-acute hospital beds and furniture in Australia. The acquisition expands Hill-Rom’s sales channel for therapy and higher acuity products in Australia. The purchase price for Medicraft was $15.8 million, including direct acquisition costs, which resulted in the recognition of approximately $10.9 million of goodwill and $4.3 million of amortizable intangible assets. If the purchase had occurred at the beginning of fiscal 2006, the impact to our results of operations and financial condition would not have been material.

3. Discontinued Operations
As discussed in Note 1 to the Consolidated Financial Statements, on March 31, 2008, the Company completed the spin-off of its funeral services business through a tax-free stock dividend to its shareholders. Pursuant to the Distribution Agreement (“Distribution Agreement”) between the Company and Hillenbrand, Inc., the holding company for the funeral services business, the Company contributed net assets in the amount of $270.1 million to Hillenbrand, Inc. The following table presents summary information related to the net assets contributed to Hillenbrand, Inc. at the close of business on March 31, 2008:

Assets
Current Assets
Cash	$125.9
Investment securities	55.3
Trade accounts receivable, net of allowances	101.8
Inventories	49.7
Deferred income taxes	19.6
Other current assets	37.2

Total current assets	389.5

Property, plant and equipment, net	93.7
Intangible assets, net	21.3
Investments	27.9
Notes receivable	124.6
Deferred income taxes	19.5
Other assets	22.7

Total assets contributed	$699.2

Liabilities
Current liabilities	$19.8
Trade accounts payable	23.1
Accrued compensation	250.0
Short-term borrowings	18.8
Other current liabilities	40.5

Total current liabilities	352.2

Accrued pension and postretirement benefits	38.4
Other liabilities	38.5

Total liabilities contributed	$429.1

Total net assets contributed	$270.1

Included in the net assets contributed and discussed above were payables of $15.4 million related to the final cash distribution to Hillenbrand, Inc., which was paid in full in April 2008. Additionally, at March 31, 2008, Hillenbrand, Inc. owed the Company $20.0 million related primarily to income taxes payable on income generated by the funeral services business through the date of separation. As of the end of fiscal 2008, this amount had been fully settled.

As a result of the spin-off transaction, the funeral services business and certain other costs have been classified within discontinued operations in the Company’s Consolidated Statements of Income for all periods presented herein. The following table and accompanying notes present certain summary income statement information related to the discontinued funeral services business and the spin-off transaction for the fiscal years ended 2008, 2007 and 2006:

	Fiscal Year Ended September 30,
	2008	2007	2006 (f)

Funeral services sales	$354.3	$667.2	$674.6
Total expenses (a) (b) (c) (d)	275.5	481.9	451.5

Income from discontinued operations before income taxes	78.8	185.3	223.1
Income tax expense (e)	30.1	65.1	80.4

Income from discontinued operations	$48.7	$120.2	$142.7

(a)	Total expenses include all costs of discontinued operations, including costs of goods sold, operating expenses and other income and expense items.

(b)
The Company incurred certain non-recurring costs directly related to the spin-off transaction of $26.1 million and $12.4 million for fiscal years 2008 and 2007. Of these amounts, which were primarily for investment banking fees, legal, accounting, other professional and consulting fees, $24.5 million and $11.8 million have been allocated to discontinued operations in the Consolidated Statements of Income for fiscal years 2008 and 2007. All remaining amounts are recorded within income from continuing operations in each period.

(c)
Total one-time stock-based compensation charges of $10.3 million were recognized in the second quarter due to the modification of stock options and accelerated vesting of certain restricted stock awards in connection with the spin-off. The portion of the stock-based compensation charge related to outstanding awards held by employees of the funeral services business, which was $4.5 million, were allocated to discontinued operations, while the remaining $5.8 million was recorded within income from continuing operations. See Note 11 to the Consolidated Financial Statements for more details of stock-based compensation activity related to the spin-off transaction.

(d)
On July 1, 2004, we closed on the sale of Forethought Financial Services, Inc., a previously wholly-owned insurance business, to Forethought Financial Group, Inc. (“FFG”), which acquired all the common stock of Forethought Financial Services, Inc. and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The seller financing included a seller note, Preferred Stock in FFG and a debt service note receivable associated with third party secured financing obtained by FFG in connection with the transaction. During our second fiscal quarter of 2008, we renegotiated the terms of that seller financing provided to FFG. In connection with the renegotiation, we received payment of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the Preferred Stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of our recognition of unamortized discount as interest income. As a result of the renegotiated terms and cash settlement for the Preferred Stock and debt service note receivable and the revised expected maturity of the seller note, we recognized a cumulative charge in our second fiscal quarter of $6.4 million. The remaining outstanding portion of the seller note and warrants to purchase stock in FFG were contributed to a subsidiary of Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business, and accordingly, the $6.4 million charge was classified as a component of income from discontinued operations in the Consolidated Statement of Income.

(e)	Includes the income tax effects of the adjustments described above.

(f)	Discontinued operations in fiscal 2006 include a net loss of $0.3 million associated with the completed sale of Forethought Federal Savings Bank in the first quarter of fiscal 2006.
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
In addition, the Company entered into shared services and transition services agreements regarding certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases with Hillenbrand, Inc. for shared locations. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases, which approximate fair market value. Also, the Company entered into agreements providing for the joint ownership by it and Hillenbrand, Inc. of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hillenbrand, Inc. with respect to various real estate and improvements thereon owned by us or Hillenbrand, Inc. in the Batesville, Indiana area. As a result of these agreements and resulting services provided by and for Hillenbrand, Inc. since the spin-off, we have a payable and receivable with Hillenbrand, Inc. of $0.7 million and $5.0 million, respectively, as of September 30, 2008.

The shared services and transition services agreements were each described in the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on March 17, 2008 (the “March 17, 2008 Form 8-K”). Additionally, the Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement and Tax Sharing Agreement were each filed as exhibits to the March 17, 2008 Form 8-K. The following summaries of those agreements set forth the terms we believe to be material and are qualified in their entirety by reference to the full text of the agreements.
Distribution Agreement
The Distribution Agreement sets forth the agreements between the Company and Hillenbrand, Inc. with respect to the principal corporate transactions that were required to effect the separation of Hillenbrand, Inc. from the Company, the allocation of certain corporate assets and liabilities of the Company and Hillenbrand, Inc., and the framework of the other agreements governing the relationship between the two companies.
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

As used in the Distribution Agreement, “Agreed Termination Event” means the first to occur of (1) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 15 to the Consolidated Financial Statements “Commitments and Contingencies” (including any other matter that is consolidated with such matter) or the suspension of the execution of such judgment by the posting of a supersedeas bond or (2) the settlement or voluntary dismissal of such last pending matter as to the Company and Hillenbrand, Inc. These restrictive covenants will terminate in the event that either the Company’s or Hillenbrand, Inc.’s funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hillenbrand, Inc. and its subsidiaries, except that the definition of core business is different for Hillenbrand, Inc.
Judgment Sharing Agreement
The Company and Hillenbrand, Inc.’s Batesville Casket Company subsidiary have been named in several purported antitrust class action lawsuits described in Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies”. The Company believes that it has committed no wrongdoing as alleged by the plaintiffs and that it has meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, the Company has not established a loss reserve for any of these cases.
Because the Company, Batesville Casket Company and the other co-defendants in the antitrust litigation matters are jointly and severally liable for any damages assessed at trial with no statutory right of contribution among the defendants, the Company and Hillenbrand, Inc. entered into a Judgment Sharing Agreement intended to allocate any potential liability that may arise from these cases and any other case that is consolidated with any of these cases.

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

Except as specifically provided in the Employee Matters Agreement, Hillenbrand, Inc. generally has assumed, retained and is liable for all wages, salaries, welfare, incentive compensation and employee-related obligations and liabilities for its directors and all current and former employees of its business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. The Distribution Agreement provides that if neither Hillenbrand, Inc. nor the Company is entitled to receive a full tax deduction for any liabilities discharged by Hillenbrand, Inc. with respect to these former directors and employees, Hillenbrand, Inc. would reassign those liabilities back to the Company and pay the Company an amount equal to the then carrying value of these liabilities on their books and records, net of taxes at an assumed rate of 36.25 percent, subject to adjustment at the time of any such reassignment in the event of future changes in the federal income tax rate. Based upon the carrying amounts of these liabilities and the related tax benefits as of March 31, 2008, the cash payment that Hillenbrand, Inc. would have been required to make under the circumstances described above would have approximated $13.9 million. Additionally, the Company and Hillenbrand, Inc. agreed that with the assumption of liabilities for these Company directors and former employees, Hillenbrand, Inc. is entitled to the tax benefit from the satisfaction of such liabilities, and if it is not entitled to this tax benefit, the Company would reimburse Hillenbrand, Inc. for the tax benefit. This tax benefit would be determined based on the cash benefit to Hillenbrand, Inc. as if such deduction were taken and allowed on Hillenbrand, Inc.’s filed tax returns, including any amended tax returns. Subsequent to completion of the distribution, we have determined in consultation with the Internal Revenue Service that in fact Hillenbrand, Inc. is entitled to receive a tax deduction upon the discharge of these assumed liabilities and therefore such liabilities will remain with Hillenbrand, Inc.
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
Hillenbrand, Inc. is generally responsible for any taxes imposed on the Company that arise from the failure of the distribution to qualify as a tax-free distribution for United States federal income tax purposes, to the extent that such failure to qualify is attributable to actions, events or transactions relating to Hillenbrand, Inc.’s stock, assets or business, or a breach of the relevant representations or covenants made by Hillenbrand, Inc. in the Tax Sharing Agreement. The Company generally will be responsible for 56.3 percent of any taxes that arise from the failure of the distribution to qualify as a tax-free distribution for United States federal income tax purposes, if such failure is for any reason for which neither the Company nor Hillenbrand, Inc. is responsible.
The Tax Sharing Agreement also imposes restrictions on the Company’s and Hillenbrand, Inc.’s ability to engage in certain actions following the separation and sets forth the respective obligations among the Company and Hillenbrand, Inc. with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other matters.
Other
In addition to the discontinued operations related to the separation, on January 3, 2006, we completed the sale of Forethought Federal Savings Bank upon which we received cash proceeds of $6.5 million. We recognized a loss on this transaction of $0.3 million in the first quarter of fiscal 2006.

4. Notes Receivable
Notes receivable as of September 30, 2008 and 2007 consist of the following:

	September 30,	September 30,
	2008	2007

Customer notes	$10.2	$23.8
Note receivable from FFS Holdings, Inc., net of discount of $5.5 million in 2007	*	121.2
Debt service account, net of discount of $1.5 million in 2007	—	10.8
Other	—	0.1

Total notes receivable	10.2	155.9
Less current portion	1.4	12.6

Notes receivable — long term	$8.8	$143.3

Maturities in fiscal years:
2009		$1.4
2010		5.4
2011		1.2
2012		0.7
2013		0.5
2014 and beyond		1.0

Total notes receivable		$10.2

*	Note was distributed to Hillenbrand, Inc. in connection with the spin-off of the funeral services business.
We have a number of notes with customers associated with previous installment sales or payment plans that were negotiated to settle unpaid balances. These notes generally carry repayment terms up to 5 years, with interest rates varying from zero percent to 10 percent. The notes that carry below market interest rates are discounted using current market interest rates. The current portion of these notes is included in Trade accounts receivable on the Consolidated Balance Sheets.
On July 1, 2004 we closed the sale of a previous subsidiary, Forethought, to FFG. As part of the consideration received in the transactions, we provided seller financing in the form of a note receivable with a face value of $107.7 million. This note carried an increasing rate of interest over its ten-year term, with interest accruing at 6 percent for the first five years and compounding semi-annually. While no payments of interest or principal were due under the note until fiscal 2010, at which time annual payments of $10 million were required, we did receive a payment of $3.8 million in 2007. This note was contributed to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business. See Note 3, “Discontinued Operations,” for further details.
Additional financing was also provided in the form of a $15.0 million debt service account associated with third-party secured financing obtained by FFG under the transaction. We received an initial payment of $2.7 million from this account in the fourth quarter of fiscal 2007, at which time the debt service account also became subject to interest. In conjunction with the renegotiation of the terms of all seller financing provided to FFG in the second quarter of fiscal 2008, we received a payment of $11.0 million in full satisfaction of the debt service note receivable. See Note 3, “Discontinued Operations”, for further details regarding the renegotiation of the seller financing.

5. Financing Agreements
Total debt consists of the following:

	September 30,	September 30,
	2008	2007

Outstanding finance credit lines	$6.9	$8.8
Revolving credit facility	90.0	—
Unsecured 4.50% debentures due on June 15, 2009	25.7	247.7
Unsecured 8.50% debentures due on December 1, 2011	50.4	51.1
Unsecured 7.00% debentures due on February 15, 2024	20.0	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8

Total debt	222.8	357.4
Less current portion of debt	122.6	8.8

Total long-term debt	$100.2	$348.6

We have trade finance credit lines totaling $16.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of September 30, 2008 and 2007, we had $6.9 million and $8.8 million, respectively, outstanding under this credit line as reflected in short-term borrowings in the Consolidated Balance Sheets. In addition, as of September 30, 2008, we had $16.9 million of outstanding undrawn letters of credits under uncommitted credit lines of $24.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates.
In 2004, we issued $250.0 million of 4.5 percent senior notes due 2009, of which $200.0 million were subject to interest rate swap agreements that converted that portion of the senior notes from fixed to variable interest rates. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Additionally, the interest rate swap agreements associated with these notes were settled, and previously deferred bond issuance costs related to the retired debt were expensed. A charge of $2.9 million was recognized by the Company during its second fiscal quarter for the early extinguishment of such debt, which included the offsetting effect of a gain recognized upon the termination of the swap agreements. At September 30, 2008, $25.7 million of the senior notes remain outstanding and are classified as current portion of debt, as they mature in June 2009.
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
Other unsecured debentures outstanding at September 30, 2008 have fixed rates of interest. We have deferred gains from the termination of other previous interest rate swap agreements, and those deferred gains amounted to $4.1 million at September 30, 2008 and $5.1 million at September 30, 2007. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
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

As of September 30, 2008, we had outstanding borrowings of $90.0 million and undrawn letters of credit of $11.9 million under the new five-year facility, leaving $398.1 million of borrowing capacity available under the facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008. See Note 16 to Consolidated Financial Statements.
We also have a capital lease obligation related to a portion of our French manufacturing facility. Such obligation, as of September 30, 2008 and 2007, was $ 0.1 million and $0.4 million, respectively.
6. Retirement and Postretirement Benefit Plans
Adoption of SFAS No. 158
As discussed in Note 1 to the Consolidated Financial Statements, we adopted the provisions of SFAS No. 158 as of September 30, 2007, which required the recognition of previously unrecognized net actuarial losses and prior service costs. The impact of our adoption of SFAS No. 158 on our retirement and postretirement plans was as follows:

	Pre-SFAS No.	SFAS No.	Post-SFAS No.
	158	158 Adjustment	158

Prepaid pension asset	$18.9	$(17.9)	$1.0
Intangible pension asset	2.0	(2.0)	—
Accrued pension benefits, current portion	(5.2)	—	5.2
Accrued pension and postretirement benefits	(56.8)	(2.4)	(59.2)
Deferred income taxes	9.3	9.5	18.8
Accumulated other comprehensive income, net of tax	3.8	12.8	16.6
Retirement Plans
Prior to the spin-off of the funeral services businesses, the Company sponsored six defined benefit retirement plans which covered approximately 55 percent of its employees. Post spin-off, the Company sponsors five defined benefit plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date.
Effect on Operations
The components of net pension expense for our defined benefit retirement plans for fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Service cost	$6.8	$9.8	$11.2
Interest cost	18.3	21.8	20.4
Expected return on plan assets	(19.8)	(25.2)	(24.4)
Amortization of unrecognized prior service cost, net	1.0	1.6	1.6
Amortization of net loss	—	—	1.6

Net periodic benefit cost	6.3	8.0	10.4
Curtailment loss and other one-time costs	0.5	0.4	—

Net pension expense	$6.8	$8.4	$10.4

The net pension expense included within continuing operations for fiscal years 2008, 2007 and 2006 was $4.7 million, $4.8 million and $5.3 million, respectively.
Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$377.6	$372.7
Service cost	6.8	9.8
Interest cost	18.3	21.8
Special termination benefits	0.5	0.4
Actuarial gain	(29.3)	(14.5)
Benefits paid	(9.4)	(14.1)
Exchange rate (gain) loss	(0.2)	1.5
Benefit obligation distributed to Hillenbrand, Inc.	(183.8)	—

Benefit obligation at end of year	180.5	377.6

Change in plan assets:
Fair value of plan assets at beginning of year	338.4	315.6
Actual return on plan assets	(30.5)	32.4
Employer contributions	1.8	4.5
Benefits paid	(9.4)	(14.1)
Plan assets distributed to Hillenbrand, Inc.	(155.2)	—

Fair value of plan assets at end of year	145.1	338.4

Funded status and net amounts recognized	$(35.4)	$(39.2)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension asset	$—	$1.0
Accrued pension benefits, current portion	(1.0)	(3.7)
Accrued pension benefits, long-term	(34.4)	(36.5)

Net amount recognized	$(35.4)	$(39.2)

In addition to the amounts above, net actuarial losses of $16.2 million and prior service costs of $4.6 million, less an applicable aggregate tax effect of $8.5 million are included as components of Accumulated other comprehensive income at September 30, 2008. At September 30, 2007, net actuarial losses of $15.1 million and prior service costs of $12.2 million, less an applicable aggregate tax effect of $9.2 million, were included as components of Accumulated Other Comprehensive Income.

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans was $164.2 million and $337.1 million at September 30, 2008 and 2007, respectively. Selected information for our plans with accumulated benefit obligations exceeding plan assets at September 30, 2008 and 2007, was as follows:

	September 30, 2008			September 30, 2007
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan*	$2.5	$2.0	$—	$22.5	$21.0	$—
Master plan	137.5	122.1	117.9	**	**	**
German plan	10.4	10.4	—	11.6	11.6	—
French plan	1.4	1.0	0.4	1.7	1.1	0.4
Mediq plan	28.7	28.7	26.8	**	**	**
Batesville Casket Nashua plan	***	***	***	3.0	3.0	2.7

	$180.5	$164.2	$145.1	$38.8	$36.7	$3.1

*	Majority of plan obligations were distributed to Hillenbrand, Inc. as of March 31, 2008.

**	The Master plan and the Mediq plan’s assets exceeded its accumulated benefit obligation at September 30, 2007.

***	The Batesville Casket Nashua plan was distributed to Hillenbrand, Inc. as of March 31, 2008.
Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2008	2007	2006

Discount rate for obligation	7.5%	6.5%	6.0%
Discount rate for expense	6.5%	6.0%	5.5%
Expected rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
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
Plan Assets
The weighted average asset allocations of our domestic qualified defined benefit retirement plans at September 30, 2008 and 2007, by asset category, along with target allocations, are as follows:

		2008	2007
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Equity securities	49% – 71%	59%	60%
Fixed income securities	28% – 48%	39%	39%
Real estate	1% – 3%	2%	1%
Other	0% – 2%	0%	0%

Total		100%	100%

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
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hill-Rom common stock represented 3 percent and 5 percent of master trust assets at year-end 2008 and 2007 and is subject to a statutory limit when it reaches 10 percent of total trust assets.
Cash Flows
During 2008 and 2007, we contributed cash of $1.1 million and $4.5 million, respectively, to our defined benefit retirement plans. We expect to contribute approximately $1.9 million to our defined benefit retirement plans in fiscal year 2009, however, recent capital market volatility could result in higher contributions.
Estimated Future Benefit Payments
The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows (in millions):

Pension Benefits
2009	$7.2
2010	$7.9
2011	$8.5
2012	$9.1
2013	$10.0
2014-2018	$65.7
Postretirement Health Care Plan
In addition to defined benefit retirement plans, Hill-Rom also offers a domestic postretirement health care plan that provides health care benefits to qualified retirees and their dependents. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan. In the current year, the plan was amended to change eligibility and future benefits, which resulted in a negative plan amendment and a curtailment. As described below in Note 7 to the Consolidated Financial Statements, the Company did not properly account for its postretirement health care plan prior to fiscal 2007.

The post retirement health care cost recorded during fiscal 2008, 2007 and 2006 was $2.7 million, $3.3 million and $1.7 million, respectively, of which $2.1 million, $2.1 million and $1.1 million has been included within continuing operations in the Statements of Consolidated Income. The change in the accumulated postretirement benefit obligation during 2008 and 2007 was as follows:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$24.2	$23.3
Plan amendment	(7.9)	—
Service cost	1.8	2.1
Interest cost	1.1	1.3
Curtailment	(0.2)	—
Actuarial gain	(1.5)	(2.3)
Benefits paid	(1.2)	(0.9)
Retiree contributions	0.5	0.7
Benefit obligation distributed to Hillenbrand, Inc.	(9.9)	—

Benefit obligation at end of year	$6.9	$24.2

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.8	$1.5
Accrued benefits obligation, long term	6.1	22.7

Net amount recognized	$6.9	$24.2

In addition to the amounts above, actuarial gains of $6.3 million and $1.5 million, net of tax, are included as a component of Accumulated other comprehensive income at September 30, 2008 and 2007.
The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2008 and 2007 was 6.5 percent and 6.0 percent, respectively. The discount rate used to determine the benefit obligation as of September 30, 2008 and 2007 was 7.5 percent and 6.5 percent. As of September 30, 2008 the healthcare-cost trend rates were assumed to decrease as follows:

	2008	2007

Year 1	8.25%	8.50%
Year 2	7.75%	7.50%
Year 3	7.25%	7.00%
Year 4	6.75%	6.00%
Year 5	6.25%	5.00%
A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2008 would cause an increase/decrease in service and interest costs of $0.1 million, along with an increase/decrease in the benefit obligation of $0.6 million and $0.5 million, respectively.
We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions for retirees of less than $1.0 million per year for the foreseeable future.
7. Shareholders’ Equity
As of September 30, 2008, a cumulative total of 22,710,667 shares had been repurchased by Hill-Rom at market trading prices, of which 17,814,978 shares remain in treasury. The Board of Directors approved the repurchase of a total of 25,710,667 shares of common stock, of which 3,000,000 are still available for repurchase. There were no purchases under this approval for the year ended September 30, 2008. The approval has no expiration, and there were no terminations or expirations of plans for the year ended September 30, 2008.

During the fourth quarter of fiscal 2007, the Company adopted the provisions of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB redefined the SEC staff views regarding the process of quantifying financial statement misstatements. Specifically, the SAB required an entity to consider both a balance sheet and income statement approach in its evaluation as to whether misstatements are material. During the 2007 fiscal year, we identified prior period misstatements related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes related to prior unrealized profit reserves, (3) the recognition of an obligation for a postretirement health care plan that bridges health coverage from early retirement to Medicare eligibility, (4) an adjustment for the failure to properly eliminate the cumulative translation adjustment balance of a disposed entity upon its sale, (5) the recognition of deferred taxes related to a prior foreign restructuring and (6) recognition of tax expense on certain intercompany profits. After applying the dual approach of assessing materiality mandated by SAB No. 108, the misstatements were deemed immaterial to the Consolidated Statements of Income in prior periods, but material to the Consolidated Statement of Income on a cumulative basis in fiscal 2007. Accordingly, the cumulative effect adjustment of these misstatements was recorded directly to beginning retained earnings as of October 1, 2006. The cumulative effect was as follows:

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

Additionally, had the items above been recorded in the proper period, the net effect on net income for the year ended September 30, 2006 would have been an increase of $3.0 million.
8. Special Charges
During the fourth quarter of fiscal 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. The process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions, including the elimination of management positions. Positions affected were distributed similarly to our employee locations. About one-third of the positions affected involved associates based at our global headquarters in Batesville, Indiana. The remaining affected positions were based in other North American locations and international sites throughout our global organization.
Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. The implementation of this restructuring plan was substantially completed as of September 30, 2008, and all cash expenditures associated with the severance will be completed by the end of fiscal 2009.
During the fourth quarter of fiscal year 2008, management initiated a plan to restore growth and improve profitability of the Company’s medical equipment management services business (“MEMS”), which is engaged in the management, delivery, pick-up and maintenance of peak need moveable medical equipment. This action resulted in a limited rationalization in the current service center footprint and the disposal of select assets and asset groups. The Company anticipates the plan will be completed before the end of fiscal 2009.
As a result of the plan, the Company recorded a fourth quarter charge of $14.5 million. This charge mainly related to the impairment of equipment with a net book value prior to the plan of $16.0 million that will be held for sale. This equipment had a fair value at September 30, 2008 of $2.2 million which has been recorded in Other current assets in the Consolidated Balance Sheet. The remainder of the charge related to lease termination and employee severance costs.
During the first quarter of fiscal 2008, voluntary termination packages were offered to certain members of Hill-Rom’s Batesville manufacturing organization, which resulted in a special termination charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other Hill-Rom manufacturing support positions were eliminated in a related action in an effort to better align fixed manufacturing costs. Such actions resulted in aggregate special charges of $2.3 million in the first quarter of 2008, of which $0.3 million related to pension benefits.
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of our Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination charge of $1.0 million was recognized in the second quarter, $0.3 million of which related to additional pension benefits. As of September 30, 2008, approximately $0.1 million remained in the reserve.

In the fourth quarter of fiscal 2006, we initiated restructuring actions taken primarily to reduce Hill-Rom’s North American field service organization in response to declines in rental revenue. This restructuring resulted in the elimination of approximately 140 positions and the rationalization of certain rental product offerings which were no longer strategically necessary. The result was a one-time charge of $4.2 million in the fourth quarter of fiscal 2006, of which the cash component was $2.6 million. During the fiscal year ended September 30, 2007, approximately $0.4 million of excess reserve related to this action was reversed and this action is now complete.
During the fourth quarter of fiscal 2005, we announced several changes intended to simplify the Company’s organizational structure and to support our strategy to focus on our core hospital bed frames, therapy support surfaces and services businesses. As part of this change, Hill-Rom established new commercial divisions and also combined sourcing, manufacturing and product development under one new function to support the commercial divisions. Additionally, all Hillenbrand Industries, Inc. corporate functions, including human resources, finance, strategy, legal and information technology, were consolidated with those of Hill-Rom.
In building on these announced changes and to further capitalize on progress we had made with the works council at our Pluvigner, France facility with respect to voluntary departures, we took additional restructuring actions, in the United States and Europe during the fourth quarter of fiscal 2005. These actions included the elimination of salaried and hourly positions in the United States and Europe, the outsourcing of various products and sub-assembly parts, the impairment of certain assets no longer considered necessary to the execution of our strategy and the termination of certain contractual obligations. This action is now complete.
Activity related to these actions during fiscal 2008 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,		Cash		September 30,
	2007	Expenses	Payments	Reversals	2008

September 30, 2008
Q1 Action — Line Relocation	$—	$2.0	$(1.7)	$—	$0.3
Q4 Action — Worldwide Restructuring	—	6.0	(0.8)	—	5.2
Q4 Action — MEMS Restructuring	—	0.7	—	—	0.7

Total, September 30, 2008	$—	$8.7	$(2.5)	$—	$6.2

September 30, 2007
Q2 Action — Line Relocation	$0.3	$—	$(0.2)	$—	$0.1

9. Income Taxes
Income taxes are computed in accordance with SFAS No. 109. The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Income from continuing operations before income taxes:
Domestic	$90.0	$103.5	$117.1
Foreign	2.3	2.7	(1.8)

Total	$92.3	$106.2	$115.3

Income tax expense from continuing operations:
Current provision
Federal	$38.9	$30.3	$(80.2)
State	(1.1)	5.9	(14.4)
Foreign	5.4	4.0	3.3

Total current provision	43.2	40.2	(91.3)
Deferred provision:
Federal	(17.3)	1.4	117.8
State	2.2	(4.1)	9.8
Foreign	(2.9)	(1.7)	0.5

Total deferred provision	(18.0)	(4.4)	128.1

Income tax expense from continuing operations	$25.2	$35.8	$36.8

Differences between income tax expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory United States Federal tax rate to the reported income from continuing operations before income taxes for fiscal years 2008, 2007 and 2006 were as follows:

	2008		2007		2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$32.3	35.0	$37.2	35.0	$40.3	35.0
State income tax (b)	2.6	2.8	2.2	2.1	(0.3)	(0.3)
Foreign income tax (c)	1.7	1.8	1.2	1.2	1.0	0.8
Application of tax credits	(0.7)	(0.8)	(2.5)	(2.3)	(0.9)	(0.8)
Adjustment of estimated income tax accruals	(4.5)	(4.8)	0.7	0.7	(0.3)	(0.3)
Valuation of foreign net operating losses and other tax attributes	(3.4)	(3.7)	0.1	0.1	(1.8)	(1.5)
Other, net	(2.8)	(3.0)	(3.1)	(3.0)	(1.2)	(1.0)

Income tax expense from continuing operations	$25.2	27.3	$35.8	33.8	$36.8	31.9

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30,	September 30,
	2008	2007
Deferred tax assets:
Employee benefit accruals	$31.6	$39.3
Reserve for bad debts	9.5	14.7
Litigation and legal accruals	8.6	8.2
Capital loss carryforwards	52.7	50.8
Net operating loss carryforwards	7.2	8.1
Tax credit carryforwards	3.5	10.0
Foreign loss carryforwards and other tax attributes	32.8	33.0
Other, net	36.7	39.4

	182.6	203.5
Less: valuation allowance for capital losses, foreign losses and other tax attributes	(85.7)	(88.3)

Total deferred tax assets	96.9	115.2

Deferred tax liabilities:
Depreciation	(39.3)	(61.3)
Amortization	(40.9)	(47.3)
Other, net	(2.9)	(8.7)

Total deferred tax liabilities	(83.1)	(117.3)

Deferred tax asset/(liability) — net	$13.8	$(2.1)

At September 30, 2008, we had $32.8 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $52.7 million of deferred tax assets related to capital loss carryforwards, which will expire in 2009 and $7.2 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2009 and 2027. We also had $0.5 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2016; $2.1 million of deferred tax assets related to alternative minimum tax credit carryforwards, with no expiration date; and $0.9 million of deferred tax assets related to state credits, which expire between 2011 and 2021.
The gross deferred tax assets as of September 30, 2008 were reduced by valuation allowances of $85.7 million, relating primarily to foreign operating loss carryforwards and capital loss carryforwards, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was reduced by $2.6 million during fiscal 2008 due to releases of valuation allowances on deferred tax assets realized or expected to be utilized as well as adjustments related to the adoption of FIN 48 and the spin-off of the funeral services business.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.
As discussed in Note 1 to the Consolidated Financial Statements, we adopted FIN 48 on October 1, 2007. The adoption of FIN 48, which was reflected as a cumulative effect of a change in accounting principle, resulted in a decrease to beginning retained earnings at October 1, 2007 of $10.3 million. The total amount of unrecognized tax benefits at that date was $44.6 million, which included $22.2 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate. Accrued interest and penalties at the date of adoption was $7.7 million.
The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. In the third quarter of fiscal 2008, the Internal Revenue Service (“IRS”) concluded its audit of fiscal years 2004 through 2006. However, these periods, along with 2002 and 2003, are not yet closed as we have filed a protest with the IRS. We are in agreement with the audit findings of the IRS for these periods except for one tax matter related to the character of payments we received to terminate interest rate swap contracts. For fiscal years 2007 and 2008, the Company is participating in the IRS Compliance Assurance Program (“CAP’’). The CAP provides the opportunity for the IRS to review the Company’s tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

The Company also has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will conclude the current audit of fiscal year 2007 and resolve the matter currently under protest for fiscal years 2002 through 2006 in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statues of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $12 to $14 million in the next twelve months, excluding interest.
The amount of gross unrecognized tax benefits at the adoption of FIN 48 was reduced by $15 million during fiscal 2008. The amount of gross unrecognized tax benefits was reduced by $8.4 million in the first quarter primarily related to the resolution of an issue related to the timing of certain compensation deductions. The offset for this adjustment was recorded as a reduction to deferred tax assets. In the second quarter of fiscal 2008, the amount of our gross unrecognized tax benefits decreased by $2.4 million primarily related to the spin-off of our funeral services business and adjustments for current audit activity. In the third quarter of fiscal 2008, the amount of gross unrecognized tax benefits was further decreased by $4.3 million primarily related to the completion of the federal audit for fiscal years 2004 through 2006. A portion of the decrease in the unrecognized tax benefits related to a reclass of the liabilities to the tax payable accounts for future payments associated with the audit of these fiscal years. In the fourth quarter of fiscal 2008, the amount of gross unrecognized tax benefits increased by $0.1 million.
After recording these adjustments, the total amount of gross unrecognized tax benefits as of September 30, 2008 was $29.6 million, which includes $15.4 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2007	$44.6

Increases in tax position of prior years	6.3
Decreases in tax position of prior years	(18.4)
Increases in tax positions related to the current year	1.5
Settlements with taxing authorities	(2.0)
Lapse of applicable statute of limitations	(1.6)
Decreases in tax positions due to spin-off of casket operations	(0.8)

Total change	(15.0)

Balance at September 30, 2008	$29.6

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the reconciliation table above, as of September 30, 2008 was $5.8 million. During fiscal 2008, we recognized $1.2 million of income tax benefit for interest and penalties.
The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns. Pursuant to the Tax Sharing Agreement entered into as part of the spin-off (and described in Note 3 to the Consolidated Financial Statements), Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business. As of September 30, 2008, such gross unrecognized tax benefits were $4.3 million, excluding interest.

10. Earnings Per Common Share
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded were 2,163,423 shares, 594,130 shares and 1,507,790 shares for fiscal years 2008, 2007 and 2006, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.
Earnings per share is calculated as follows:

	Fiscal Year Ended September 30,
	2008	2007	2006

Net income (in thousands)	$115,833	$190,605	$221,212

Average shares outstanding — Basic (thousands)	62,426	61,818	61,454
Add potential effect of:
Exercise of stock options and other unvested equity awards (thousands)	196	297	123

Average shares outstanding — Diluted (thousands)	62,622	62,115	61,577

Income per common share from continuing operations — Basic	$1.07	$1.14	$1.28
Income per common share from discontinued operations — Basic	0.78	1.95	2.32

Net income per common share — Basic	$1.86	$3.08	$3.60

Income per common share from continuing operations — Diluted	$1.07	$1.13	$1.28
Income per common share from discontinued operations — Diluted	0.78	1.94	2.32

Net income per common share — Diluted	$1.85	$3.07	$3.59

11. Stock-Based Compensation
Over time, we have had various stock-based compensation programs, the key components of which are further described below. Our primary active stock-based compensation program is the Stock Incentive Plan, as amended. All stock-based compensation programs are administered by the Board of Directors or its Compensation and Management Development Committee (the “Compensation Committee”).
The total stock-based compensation cost that was charged against income for all types of awards, including the March 2008 modification charge described below, during the years ended September 30, 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Total stock-based compensation cost	$23.2	$8.9	$6.2
Allocated to discontinued operations	(5.9)	(2.4)	(1.7)

Included in continuing operations	$17.3	$6.5	$4.5

In addition, the total income tax benefit recognized in the consolidated statements of income for stock-based compensation agreements was $8.6 million, $3.3 million and $2.3 million for fiscal years 2008, 2007 and 2006, respectively, of which $2.2 million, $0.9 million and $0.6 million was allocated to discontinued operations in 2008, 2007 and 2006.
Stock Incentive Plan
Our equity incentive program is a broad-based, long-term retention program intended to attract, retain, and reward our employees as well as align employee and non-employee director interests with the interests of our shareholders. Offering such persons an equity interest in the Company enables them to participate in the long-term success and growth of the Company. On April 9, 2002, our shareholders approved the Stock Incentive Plan, which replaced the 1996 Stock Option Plan. In March 2008, in connection with the spin-off of the funeral services business, pursuant to the terms of the Stock Incentive Plan, our Board of Directors through its Compensation Committee amended and restated the Stock Incentive Plan. The Stock Incentive Plan is now the only plan for providing stock-based compensation awards to eligible employees, officers and non-employee directors. Under the Stock Incentive Plan, shares of the Company’s common stock reserved for issuance shall be 9,252,406, plus 545,172 shares that were previously authorized but unissued under the 1996 Stock Option Plan. These reserved shares were converted and/or adjusted using an adjustment ratio for the effect of the spin-off of the funeral services business, as more fully described below.

A variety of discretionary awards for employees and non-employee directors are authorized under the Stock Incentive Plan, including stock options, stock appreciation rights, restricted stock, deferred stock (also known as restricted stock units (“RSUs”), and bonus stock. As of September 30, 2008, the Company’s primary types of stock-based compensation awards granted under the Stock Incentive Plan and its predecessor plans were stock options and restricted stock units, as well as performance-based stock options and RSUs, all of which are further described below.
We have a general policy of repurchasing shares on the open market to satisfy stock option exercises and RSU distributions. At September 30, 2008, the Company held 17,814,978 shares of Treasury Stock, and therefore will not be required to purchase additional shares in the foreseeable future to satisfy stock option exercises and RSU distributions.
As of September 30, 2008, including the impact of the conversion to Hill-Rom equity awards, 8,856,041 option shares have been granted and 3,338,028 shares have been cancelled under the Stock Incentive Plan. In addition, a total of 2,198,435 RSUs, or deferred stock awards, have been granted and 588,415 RSUs have been cancelled. A total of 2,669,545 shares remain available for future grants under all aspects of the Stock Incentive Plan.
Modification Due to the Spin-off
As mentioned previously, on March 31, 2008, the Company completed its spin-off of Hillenbrand, Inc., its funeral services business operating under the Batesville Casket name. In contemplation of the spin-off, the Compensation Committee modified the terms of the Company’s stock-based compensation plan in March 2008 to require the equitable conversion and/or adjustment of outstanding stock based awards in the event of the spin-off. With that modification and in accordance with SFAS No. 123(R), the fair values of all outstanding stock option awards were re-measured. As a result, the stock option modification resulted in incremental compensation cost of $9.8 million. Of this amount, $7.1 million was recorded in our second quarter for vested stock options ($1.3 million in discontinued operations) and $2.7 million will be recorded over the remaining vesting period of the affected stock options ending in 2010 (all in continuing operations). Additionally, the vesting of certain outstanding RSUs held by employees of the funeral services business was accelerated according to provisions triggered by the spin-off. As a result of the accelerated vesting of these RSUs, a $3.2 million charge was recorded in our second fiscal quarter, all of which was reflected within discontinued operations.
Pursuant to the modification described above, stock options and RSUs outstanding and held by current employees and current board members of either of the separated companies on the date of the spin-off were generally converted to stock options and RSUs in the post-spin company for whom they were employed or served. As such, stock options and RSUs held by employees of the Company, as well as stock options and RSUs held by directors who will serve on only the board of the Company, remained as stock options and RSUs of the Company and were adjusted. The outstanding stock options and RSUs and related exercise prices were converted and/or adjusted using a ratio based the Company’s closing stock price ($25.99) divided by the sum of the Company’s closing stock price and Hillenbrand, Inc.’s closing stock price ($22.10) on March 31, 2008, as reported by the New York Stock Exchange. Thus, immediately after the spin-off, the awards maintained the same intrinsic value that existed immediately before the spin-off.
Performance-based stock awards were generally converted or adjusted in a similar manner to outstanding stock options and RSUs. Vested deferred stock, that is, stock awards which have been vested and elected by current or former employees or directors to be distributed in the future, as well as stock awards of retirees of either company, common directors of both companies, and former directors of the Company, were converted to stock awards in both companies using the conversion ratio outlined above.
The following sets forth further details on our stock options, RSUs and vested deferred stock.
Stock Options
All options granted under our Stock Incentive Plan are non-qualified stock options. Prior to the third quarter of 2008, the type of option awards granted were non-performance based stock options. These non-performance based option awards are generally granted with an exercise price equal to the average fair market price of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange. The vesting of such awards is conditioned upon a specified period of time as determined by the Compensation Committee, generally three years. In addition, the term of such awards shall be fixed by the Compensation Committee, generally not to exceed ten years.

The fair values of all of our stock option grants are estimated on the date of grant using the Binomial option-pricing model. Our Binomial model incorporates the possibility of early exercise of options into the valuation, as well as our historical exercise and termination experience to determine the option value. Prior to the spin-off, the weighted average fair value per share of our non-qualified stock options granted during fiscal 2008, 2007 and 2006 was $12.43, $14.47 and $12.21, respectively. The weighted average fair value per share for grants made after March 31, 2008 was $8.52. The following assumptions were used in the determination of fair value in each period, excluding performance-based stock options:

	2008
	After March 31	Before March 31	2007	2006

Risk-free interest rate	1.6 – 3.5%	2.9 – 3.9%	4.5 – 4.9%	4.3 – 4.7%
Dividend yield	1.6%	1.8 – 2.1%	1.8 – 2.2%	1.8 – 2.3%
Weighted average dividend yield	N/A	2.0%	1.9%	2.0%
Volatility factor	24.1 – 33.3%	19.1 – 24.2%	18.1 – 24.6%	20.1 – 25.3%
Weighted average volatility factor	28.0%	21.0%	21.5%	22.7%
Weighted average expected life	7.2 years	8.2 years	8.9 years	7.8 years
The risk free interest rate assumption was based upon observed United States Treasury interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on the history and our expectation of dividend payouts. Our computation of expected volatility for the valuation of stock options granted was based on historical volatility prior to March 31 2008. The expected volatility for options granted after March 31, 2008 was based on the median volatility of our Peer Group as of February 29, 2008. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by Hillenbrand Industries, Inc., predecessor to the Company.
The following table summarizes transactions under our stock option plans, excluding performance-based stock options, for fiscal year 2008:

			Weighted
	Weighted	Weighted	Average	Aggregate
	Average	Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
	Shares	Price	Term	(in millions)

Balance Outstanding at October 1, 2007 (as Hillenbrand Industries, Inc.)	2,368,673	$52.71
Shares Granted	566,761	53.97
Shares Exercised	(210,167)	49.74
Shares Cancelled/Forfeited	(75,966)	56.66
Hillenbrand Inc. employees’ options no longer associated with our operations	(749,715)	52.81

Balance Outstanding at March 31, 2008	1,899,586	53.22
Impact of spin-off modification	1,202,111

Adjusted Balance Outstanding at March 31, 2008	3,101,697	29.01
Shares Granted	58,980	31.17
Shares Exercised	(237,654)	25.52
Shares Cancelled/Forfeited	(300,289)	30.92

Balance Outstanding at September 30, 2008	2,622,734	$29.15	6.9 years	$4.3

Exercisable at September 30, 2008	1,365,020	$28.57	5.2 years	$3.0

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $30.31, as reported by the New York Stock Exchange on September 30, 2008. This amount, which changes continuously based on the fair value of the Company’s common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

As of September 30, 2008, there was $8.1 million of unrecognized compensation expense related to non-performance-based stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over various vesting dates ending in 2010. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $1.6 million, $6.9 million and $0.9 million, respectively.
Performance-Based Stock Options
During the third quarter of 2008, we also granted performance-based stock options to a limited number of our executives. These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) assure clear accountabilities and provide rewards for producing results, and (iv) ensure competitive compensation. Option prices and the term of such awards are similar to our non-qualified options; however, vesting of the grants is contingent upon the achievement of cumulative three-year performance targets and corresponding service requirements. Performance targets are set at a threshold, target and maximum level, with the number of options ultimately vesting increasing at each level of performance attained.
The fair value of our performance-based stock options granted during 2008 using the Binomial model was $7.20 per share. The following assumptions were used in the determination of the fair value of these options:

2008

Risk-free interest rate	1.6 – 3.5%
Dividend yield	1.6%
Volatility factor	24.1 – 33.3%
Weighted average volatility factor	28.0%
Weighted average expected life	7.6 years
Similar to the assumptions for non-performance-based stock options, the risk free interest rates were based on United States Treasury interest rates except those rates appropriate for the term of our performance-based options. The dividend yield was based on the expectation of our dividend payouts following the effect of the spin-off. Our computation of expected volatility was based on the median volatility of our Peer Group, as of February 29, 2008. The expected life of these performance-based options is impacted by the assumptions above as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options of those employees who remained with the Company after the spin-off of the funeral services business.
As of September 30, 2008, the number of performance-based stock options granted and outstanding ranged from approximately 370,000 at the threshold performance level of achievement to approximately 1.1 million at maximum achievement. The maximum amount we could be required to expense for the performance based stock options under this program is $8.0 million and nothing would be expensed if the performance targets and/or service requirements are not met. Compensation expense, based on the estimated achievement of performance and service requirements, will be recognized over the performance period which is generally three years. For fiscal 2008, compensation expense of $0.8 million was recorded based on the expected achievement of certain performance targets.
As of September 30, 2008, there was $3.6 million of unrecognized compensation expense related to performance-based options granted under the plan based on the expected achievement of certain performance targets. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2010. The amount of unrecognized compensation for the performance-based options is subject to change based on the achievement of performance targets.

Restricted Stock Units
Prior to the third quarter of 2007, the only type of RSU awards granted were non-performance-based RSUs. The value of an RSU award is based on the average fair market price of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted with nonvested grants ranging between $25.37 and $34.05 per share (after the effect of the spin-off). The non-performance-based RSU grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in stock, accrue on the grants and are subject to the same specified terms as the original grants. As of September 30, 2008, a total of 16,964 stock units have accumulated on nonvested RSUs due to dividend reinvestment.
The following table summarizes transactions for our nonvested RSUs, excluding dividend reinvestment units and performance-based RSUs, for fiscal year 2008.

		Weighted
		Average
		Grant
	Number of	Date
Restricted Stock Units	Share Units	Fair Value

Nonvested RSUs at October 1, 2007 (as Hillenbrand Industries, Inc.)	328,284	$55.01
Granted	161,227	53.87
Vested	(75,977)	53.95
Cancelled/Forfeited	(111,034)	54.70
Hillenbrand Inc. employees’ RSUs no longer associated with our operations	(40,400)	53.91

Nonvested RSUs at March 31, 2008	262,100	54.93
Impact of spin-off modification	222,872

Adjusted Nonvested RSUs at March 31, 2008	484,972	29.69
Granted	180,233	25.42
Vested	(888)	27.23
Cancelled/Forfeited	(53,387)	28.77

Nonvested RSUs at September 30, 2008	610,930	$28.51

As of September 30, 2008, there was $12.2 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan and its predecessor plans. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of three years. The total vest date fair value of shares vested during 2008, 2007 and 2006 was $8.7 million (including the accelerated vesting of RSUs held by employees of the funeral services business), $3.7 million and $4.2 million, respectively.
Performance-Based RSUs
During the third quarter of 2007, we granted performance-based RSUs to a limited number of our senior executives. These awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to cash dividend reinvestment. Vesting of the grants is contingent upon achievement of certain one, two, and three-year performance targets and corresponding service requirements.
After the effect of the spin-off, there were 103,989 performance-based RSUs granted and outstanding as of September 30, 2008, with fair values on the date of grant ranging between $32.89 and $35.76 per share. The maximum amount we could be required to expense for the performance-based restricted stock units is $3.4 million and nothing would be expensed if the performance targets and/or service requirements are not met. Compensation expense, based on the estimated achievement of performance and service requirements, is recognized over the performance period through September 30, 2009. For fiscal year 2008, $0.6 million of compensation expense was recorded due to meeting a cumulative performance target as of September 30, 2008. As a result, pending the approval of our Compensation and Management Development Committee we expect to distribute 6,936 performance-based RSUs in December 2008. No expense was recorded in fiscal year 2007 since performance objectives had not been achieved as of September 30, 2007 and were not expected to be achieved over the performance period.
As of September 30, 2008, there was $0.5 million of unrecognized compensation expense related to performance-based RSUs granted under the plan based on the expected achievement of certain performance targets. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2009. The amount of unrecognized compensation for the performance-based RSUs is subject to change based on the achievement of performance targets.

Vested Deferred Stock
Under the terms of the Stock Incentive Plan’s predecessor plans, each non-employee director was automatically granted an option to purchase 4,000 shares of common stock each year on the first day following our annual meeting, vesting on the first anniversary of the date of grant and exercisable over a ten year term. Beginning in fiscal 2004, instead of options, each non-employee member of the Board of Directors was granted deferred stock awards, which are payable in shares of common stock on the later to occur of the first anniversary of the date of grant or the required waiting period of six months after the date that a director ceases to be a member of our Board of Directors. In 2008, 2007 and 2006, the annual grant consisted of 1,800 RSUs for each non-employee director and 3,500 RSUs for the Chairman of the Board. These RSUs were granted in the predecessor company’s common stock. However, due to the effect of the spin-off, certain 2008 annual grants were converted to Hill-Rom RSUs using the conversion ratio, as previously described. The converted RSUs resulted in 3,331 RSUs for each non-employee director and 6,476 RSUs for the Chairman of the Board who serve only on the Board of the Company. The 2008 annual grants for the remaining non-employee directors who serve on the Board of the Company and Hillenbrand, Inc. were adjusted to reflect 1,800 RSUs in each company. A total of 91,259 deferred shares are payable in common stock as of September 30, 2008 under this program.
Members of the Board of Directors may elect to defer fees earned and invest them in common stock equivalents of the Company under the Hill-Rom Directors’ Deferred Compensation Plan provided that such election is made and delivered to the Company in compliance with Section 409A of the Internal Revenue Service Code, when applicable. A total of 3,825 deferred shares are payable in common stock as of September 30, 2008 under this program.
We have historically had various other stock-based compensation programs, which like our current RSU program, allowed deferrals after vesting to be set-up as deferred stock. As of September 30, 2008, there are 42,240 shares which are deferred, fully vested and payable in common stock under the RSU and other stock-based compensation programs.
12. Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
We hold auction rate securities, for which the market continues to experience auction failures as the supply for auction rate securities in the market exceeds demand. Due to these failures, we have gained guidance from our investment advisors on the current fair value of our portfolio. During the second quarter of 2008, we estimated the current fair value of our portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. Following an unrealized loss of $1.5 million on those securities in our second quarter to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market, there was no further loss during the third or fourth quarters. We continue to have the ability and the intent to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, however, the result could be further temporary unrealized losses or impairments could result and liquidity and earnings could be adversely affected.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $100.2 million and $95.0 million at September 30, 2008 and $348.6 million and $348.9 million at September 30, 2007, respectively.
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The contract amount and fair value of our cash flow currency derivative instruments outstanding were $9.5 million and $0.4 million at September 30, 2008 and $31.0 million and $0.6 million at September 30, 2007, respectively. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.

Financial Instruments Distributed to Hillenbrand Inc. or Terminated in Conjunction with Spin-Off
Each of the following financial instruments were either distributed to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business or terminated as part of that transaction. As such, the fair value techniques and amounts are only applicable to fiscal 2007.
The carrying amounts of private equity limited partnerships retained upon the sale of Forethought and the other minority investments included as a component of Investments within our Consolidated Balance Sheet at September 30, 2007 were $32.3 million. The fair value of equity method investments is not readily available and disclosure is not required.
The carrying amount of the seller financing provided upon the divestiture of Forethought, including the seller note, debt service account and preferred stock, was $162.6 million at September 30, 2007. Using a discount rate that approximated the current rate of comparable securities and a methodology consistent with that used to calculate the original discount recognized with respect to the original financing, the fair value of the securities was estimated to approximate $160.1 million as of September 30, 2007.
During 2004, we entered into interest rate swap agreements to effectively convert a portion of our fixed interest rate long-term debt to variable rates. The notional amount of the interest rate swaps was $200.0 million. With the tender of the majority of the debt to which the swaps were related in preparation for the spin-off of the funeral services business, the swaps were terminated in the second quarter of 2008. As of September 30, 2007, the interest rate swap agreements reflected a cumulative loss of $1.9 million.
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
Functional costs include common costs, such as administration, finance, information technology and non-divisional legal and human resource costs and other charges not directly attributable to the segments. Eliminations represent the elimination of inter-segment sales. Functional costs and eliminations, while not considered segments, are presented separately to aid in the reconciliation of segment information to consolidated financial information.

	September 30,	September 30,	September 30,
	2008	2007	2006
Revenues:
North America Acute Care	$934.7	$883.2	$876.7
North America Post-Acute Care	197.0	172.9	166.2
International and Surgical	381.4	304.9	247.4
Total eliminations	(5.4)	(4.5)	(2.0)

Total revenues	$1,507.7	$1,356.5	$1,288.3

Divisional income:
North America Acute Care	$247.8	$227.0	$221.8
North America Post-Acute Care	55.7	42.5	46.5
International and Surgical	49.7	40.8	35.7
Functional costs	(227.6)	(190.8)	(171.7)

Total divisional income	125.6	119.5	132.3

Litigation credits	—	(1.2)	(2.3)
Special charges (credits)	22.8	(0.2)	5.4

Operating profit	102.8	120.9	129.2

Interest expense	(14.3)	(22.2)	(21.3)
Investment income and other, net	3.8	7.5	7.4

Income from continuing operations before income taxes	$92.3	$106.2	$115.3

Geographic Information
Geographic data for net revenues and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Net revenues to unaffiliated customers: (a)
United States	$1,180.3	$1,096.8	$1,122.3
Foreign	327.4	259.7	166.0

Total revenues	$1,507.7	$1,356.5	$1,288.3

Long-lived assets: (b)
United States	$747.9	$893.9	$881.8
Foreign	100.5	100.8	59.0

Total long-lived assets	$848.4	$994.7	$940.8

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill. 2007 and 2006 amounts include the funeral services business.

14. Unaudited Quarterly Financial Information
The following table presents selected consolidated financial data of the Company, for each of the last two years ended September 30. This data reflects the results of the Company on a continuing operations basis and excludes results of the former funeral services business.

					Fiscal Year
					Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
2008 Quarter Ended	2007	2008	2008	2008	2008

Continuing Operations

Net revenues	$341.4	$375.2	$366.8	$424.3	$1,507.7
Gross profit	152.0	167.3	160.6	189.6	669.5
Income from continuing operations	12.4	9.4	21.5	23.8	67.1
Basic net income per common share	$0.20	$0.15	$0.34	$0.38	$1.07
Diluted net income per common share	$0.20	$0.15	$0.34	$0.38	$1.07

					Fiscal Year
					Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
2007 Quarter Ended	2006	2007	2007	2007	2007

Continuing Operations

Net revenues	$321.0	$335.0	$328.5	$372.0	$1,356.5
Gross profit	145.4	152.2	145.5	159.4	602.5
Income from continuing operations	19.0	15.7	11.3	24.4	70.4
Basic net income per common share	$0.31	$0.25	$0.18	$0.39	$1.14
Diluted net income per common share	$0.31	$0.25	$0.18	$0.39	$1.13
Note: Certain share amounts may not accurately add due to rounding.
15. Commitments and Contingencies
Lease Commitments
Rental expense charged to income for fiscal years 2008, 2007 and 2006 was $21.4 million, $28.8 million and $26.4 million, respectively, of which $19.9 million, $19.3 million and $18.0 million has been included within continuing operations in the Statements of Consolidated Income. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $67.5 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2009	$19.5
2010	$13.8
2011	$9.6
2012	$6.9
2013	$5.0
2014 and beyond	$12.7
In 2003 we entered into a seven-year agreement with IBM to manage our global information structure environment. Due to the spin-off of our funeral services business, we renegotiated the contract with IBM to provide flexibility to remove the funeral services business from its scope and to reduce costs for the Company. The updated terms of the contract reduce a few services to be performed by IBM from the original contract. In exchange, we extended the term such that the contract now expires in September 2014. The expected aggregate cost from September 30, 2008 through the duration of the contract is $76.3 million.

Legal Proceedings
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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. Post-hearing briefing on the plaintiffs’ class certification motions in both cases was completed in March 2007, though briefing on certain supplemental evidence related to class certification in the FCA Action also occurred in September 2007 and October 2007. The Court has not yet ruled on the motions for class certification. On November 24, 2008, a Magistrate Judge in the Court recommended that the motions for class certification in both cases be denied. The plaintiffs in each case have 10 court days (which may be extended) to file objections to the Magistrate Judge’s recommendations with the United States District Judge. If the District Judge accepts the Magistrate Judge’s recommendations and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal.
On August 27, 2007, the Court suspended all pending deadlines in both cases, including the previously set February 2008 trial date. On August 25, 2008, the Court canceled a previously scheduled September 8, 2008 docket call and stayed both cases pending resolution of class certification. It is anticipated that new deadlines, including a possible trial date, will not be set until sometime after the Court has ruled on the motions for class certification.
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
If a class is certified in any of the antitrust cases filed against the Company and Batesville and if the plaintiffs in any such case prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA and Pioneer Valley Actions the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases. See Note 3 to the Consolidated Financial Statements for more information regarding the Judgment Sharing Agreement.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of the Distribution Agreement, Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation. See Note 3 to the Consolidated Financial Statements for more information regarding the Distribution Agreement and related indemnifications.

Office of Inspector General Investigation
On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United State Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. The investigation focuses on “claims for payment for certain durable medical equipment, including specialized support beds.” On September 18, 2008, we were informed by the United States Attorney’s Office that the investigation was precipitated by the filing in 2005 of a qui tam claim against us under the United States False Claims Act. The claim, filed in the United States District Court for the Eastern District of Tennessee, seeks recovery of unspecified damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for durable medical equipment. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the United States Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action was filed under seal. We have not been served in the qui tam action. We are continuing to cooperate with the government’s investigation, and the Department of Justice has not yet made any decision as to whether it will intervene in the matter. We could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs if we are found to have failed to comply with applicable laws and regulations.
Antitrust Settlement
In fiscal 2005, Hill-Rom Holdings, Inc., Hill-Rom, Inc. and Hill-Rom Company, Inc. entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolved all of the claims of class members that did not opt out of the settlement, including the claims of all United States and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total United States and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the United States government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the United States government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of September 30, 2008 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
16. Subsequent Events
On October 1, 2008, Hill-Rom acquired Liko Vårdlyft and Liko North America Corporation, a leading supplier and developer of lifts and slings that facilitate the safe movement and transfer of patients, for approximately $183 million plus acquisition costs incurred in relation to this transaction. The acquisition expands Hill-Rom’s portfolio of technologies and global presence. Activities of the acquired entity will be included in our Consolidated Financial Statements on a prospective basis commencing with the date of acquisition.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
Management’s report on our internal control over financial reporting is included under Item 8 above.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS CORPORATE GOVERNANCE
Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2009 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2009 Proxy Statement, where such information is included under the heading “About the Board of Directors.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “About the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the headings “About the Board of Directors.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2009 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 59.
(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 59.
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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2008, 2007 and 2006
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns — accounts receivable:

Period Ended:
September 30, 2008	$51.5	$3.0	$6.6	(a)	$(35.2	)(b)(f)	$25.9

September 30, 2007	$58.8	$11.4	$14.7	(a)	$(33.4	)(b)	$51.5

September 30, 2006	$39.3	$3.4	$33.4	(a)	$(17.3	)(b)	$58.8

Allowance for inventory valuation:

Period Ended:
September 30, 2008	$32.7	$5.3	$—		$(16.8	)(c)(f)	21.2

September 30, 2007	$31.1	$7.3	$—		$(5.7	)(c)	32.7

September 30, 2006	$28.4	$7.5	$—		$(4.8	)(c)	31.1

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2008	$88.3	$(8.8)	$—		$6.2	(e)	85.7

September 30, 2007	$90.6	$(3.6)	$—		$1.3	(d)	88.3

September 30, 2006	$112.4	$(0.1)	$—		$(21.7	)(d)	90.6

(a)
Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

(e)	Primarily reflects the adoption of FIN 48 and the transfer of the valuation allowance to Hillenbrand, Inc. in conjunction with the spin-off of the fuenral services business.

(f)	Includes reserve transfers to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ Peter H. Soderberg Peter H. Soderberg
President and Chief Executive Officer
Dated: November 26, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rolf A. Classon Rolf A. Classon	/s/ Charles E. Golden Charles E. Golden
Chairman of the Board	Director

/s/ Peter H. Soderberg Peter H. Soderberg	/s/ W August Hillenbrand W August Hillenbrand
President and Chief Executive Officer	Director

/s/ Joanne C. Smith, M.D. Joanne C. Smith, M.D.	/s/ Ronald A. Malone Ronald A. Malone
Director	Director
Vice Chairperson of the Board

/s/ Gregory N. Miller Gregory N. Miller	/s/ Eduardo R. Menascé Eduardo R. Menascé
Senior Vice President and Chief Financial Officer	Director

/s/ Richard G. Keller Richard G. Keller	/s/ Patrick T. Ryan Patrick T. Ryan
Vice President — Controller and	Director
Chief Accounting Officer
Dated: November 26, 2008

HILL-ROM HOLDINGS, INC.
INDEX TO EXHIBITS

2.1	Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with Form 8-K dated April 1, 2008)

2.2
Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement (Incorporated herein by reference to Exhibit 2.2 filed with Form 10-Q dated May 14, 2008)

2.3
Share Sale and Purchase Agreement dated as of September 30, 2008 between Family Holding I Alvik AB and Hill-Rom AB regarding the sale of Liko Vårdlyft AB (Incorporated herein by reference to Exhibit 2.3 filed with Form 8-K dated September 30, 2008)

2.4
Share Sale and Purchase Agreement dated as of September 30, 2008 between AM Holding AB and Hill-Rom Company, Inc. regarding the sale of Liko North America Corporation (Incorporated herein by reference to Exhibit 2.4 filed with Form 8-K dated September 30, 2008)

3.1	Amended Articles of Incorporation of Hill-Rom Holdings, Inc. as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with Form 10-Q dated May 14, 2008)

3.2	Amended and Restated Code of Bylaws of Hillenbrand Industries, Inc. as currently in effect (Incorporated herein by reference to Exhibit 3.2 filed with Form 8-K dated February 13, 2008)

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and LaSalle Bank National Association (as successor to Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

4.2
Supplemental Indenture No. 1 dated as of June 7, 2004, between Hill-Rom Holdings, Inc. and LaSalle Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 2, 2004)

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this form pursuant to Item 15(c) of this report:

10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 of Form 8-K dated December 10, 2005)

10.2	Description of Short Term Incentive Compensation Plan (Incorporated herein by reference to Item 5.02 of Form 8-K dated November 29, 2006)

10.3	Hill-Rom Holdings, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

10.6
Agreement between W August Hillenbrand and Hill-Rom Holdings, Inc., assumed by Hillenbrand, Inc. effective April 1, 2008 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 2, 2000)

10.7	Hill-Rom Holdings, Inc. form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

10.9	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

10.10	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

10.11	Hill-Rom Holdings, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

10.12	Hill-Rom Holdings, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

10.13
Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

10.14
Amended Employment Agreement between Batesville Services, Inc. and Kenneth A. Camp dated August 4, 2005 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended June 30, 2005)

10.15	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

10.16	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

10.17
Letter regarding Supplemental Benefit under Supplemental Executive Retirement Plan and Stock Award between Hill-Rom Holdings, Inc. and Kenneth A. Camp dated March 16, 2006 (Incorporated herein by reference to Exhibits 10.1 and 10.2, respectively, filed with Form 8-K filed March 17, 2006)

10.18
Form of Performance Based Stock Award granted to certain executive officers, including the named executive officers, under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended March 31, 2007)

10.19	Settlement Agreement relating to Spartanburg antitrust litigation (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

10.20
Credit Agreement dated as of March 28, 2008 among Hill-Rom Holdings, Inc., the lenders named therein, and Citibank, N.A. as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 1, 2008)

10.21	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated April 1, 2008)

10.22	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Gregory N. Miller (Incorporated herein by reference to Exhibit 10.3 filed with Form 8-K dated April 1, 2008)

10.23	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated April 1, 2008)

10.24	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and John H. Dickey (Incorporated herein by reference to Exhibit 10.5 filed with Form 8-K dated April 1, 2008)

10.25	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.6 filed with Form 8-K dated April 1, 2008)

10.26
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including the Named Executive Officers (other than the CEO) (Incorporated herein by reference to Exhibit 10.7 filed with Form 8-K dated April 1, 2008)

10.27
Form Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated herein by reference to Exhibit 10.8 filed with Form 8-K dated April 1, 2008)

10.28	Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.9 filed with Form 8-K dated April 1, 2008)

10.29	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.10 filed with Form 8-K dated April 1, 2008)

10.30	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q dated May 14, 2008)

10.31	Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q dated May 14, 2008)

10.32	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Sheri H. Edison (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-Q dated May 14, 2008)

10.33	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Jeffery Kao (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-Q dated May 14, 2008)

10.34	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Mark Baron (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-Q dated May 14, 2008)

10.35	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kim Dennis (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-Q dated May 14, 2008)

10.36	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Greg Tucholski (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-Q dated May 14, 2008)

10.37	Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl DeCarli (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-Q dated August 7, 2008)

Other Exhibits

14	Hill-Rom Holdings, Inc. Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors

99.2	Charter of Audit Committee of Board of Directors (Incorporated by reference to Exhibit 99.1 filed with Form 10-Q for the quarter ended March 31, 2007)

99.3	Charter of Finance Committee of Board of Directors (Incorporated by reference to Exhibit 99.2 filed with Form 10-K for the year ended September 30, 2006)

99.4	Charter of Nominating/Corporate Governance Committee of Board of Directors (Incorporated by reference to Exhibit 99.3 filed with Form 10-Q for the quarter ended March 31, 2007)

99.5	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated by reference to Exhibit 99.3 filed with Form 10-K for the year ended September 30, 2006)

99.6	Position Specification for Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.7	Position Specification for Vice Chairman of Board of Directors (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.8	Position Specification for Member of Board of Directors

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)