Form 10-Q
period 2008-12-31
Hill-Rom Holdings, Inc.
filed 2009-02-05
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
Common Stock, without par value – 62,575,079 shares as of January 30, 2009.

HILL-ROM HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Dollars in millions except per share data)

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007
Net Revenues
Capital sales	$236.0	$229.5
Rental revenues	115.6	111.9

Total revenues	351.6	341.4

Cost of Revenues
Cost of goods sold	146.5	136.5
Rental expenses	52.6	52.9

Total cost of revenues	199.1	189.4

Gross Profit	152.5	152.0

Other operating expenses	129.5	126.3
Special charges	—	2.3

Operating Profit	23.0	23.4

Interest expense	(2.8)	(5.6)
Investment income and other, net	0.8	2.8

Income from Continuing Operations Before Income Taxes	21.0	20.6

Income tax expense (Note 9)	6.8	8.2

Income from Continuing Operations	14.2	12.4

Discontinued Operations

Income from discontinued operations	—	32.4

Net Income	$14.2	$44.8

Income per common share from continuing operations — Basic	$0.23	$0.20
Income per common share from discontinued operations — Basic	—	0.52

Net Income per Common Share — Basic	$0.23	$0.72

Income per common share from continuing operations — Diluted	$0.23	$0.20
Income per common share from discontinued operations — Diluted	—	0.52

Net Income per Common Share — Diluted	$0.23	$0.72

Dividends per Common Share	$0.1025	$0.2850

Average Common Shares Outstanding — Basic (thousands) (Note 10)	62,532	62,160

Average Common Shares Outstanding — Diluted (thousands) (Note 10)	62,808	62,403

Note:	Certain per share amounts may not accurately add due to rounding.

Note:	Condensed Consolidated Statements of Income for the quarterly period ended December 31, 2007 include the funeral services business as discontinued operations.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	December 31,	September 30,
	2008	2008
Assets
Current Assets
Cash and cash equivalents	$49.5	$221.7
Trade accounts receivable, net of allowances (Note 2)	348.8	395.1
Inventories (Note 2)	127.3	100.0
Deferred income taxes (Notes 1 and 9)	30.8	30.2
Other current assets	19.3	25.3

Total current assets	575.7	772.3

Equipment leased to others, net (Note 2)	164.3	171.4
Property, net (Note 2)	124.9	125.4
Investments and investment securities (Notes 1 and 6)	43.0	45.6
Goodwill (Note 3)	539.1	422.5
Software and other intangibles, net (Note 2)	158.4	129.1
Notes receivable, net of discounts	5.8	8.8
Other assets	14.2	14.8

Total Assets	$1,625.4	$1,689.9

Liabilities
Current Liabilities
Trade accounts payable	$80.7	$99.4
Short-term borrowings	122.0	122.6
Accrued compensation	60.5	84.8
Accrued product warranties (Note 12)	20.8	16.9
Accrued litigation (Note 14)	21.2	21.2
Other current liabilities	41.8	49.8

Total current liabilities	347.0	394.7

Long-term debt (Note 4)	100.8	100.2
Accrued pension and postretirement benefits (Note 5)	40.2	40.5
Deferred income taxes (Notes 1 and 9)	19.1	16.4
Other long-term liabilities	56.1	55.5

Total Liabilities	563.2	607.3

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Common stock	4.4	4.4
Additional paid-in-capital	111.1	111.2
Retained earnings	1,543.8	1,536.1
Accumulated other comprehensive loss (Note 7)	(34.4)	(4.2)
Treasury stock, at cost	(562.7)	(564.9)

Total Shareholders’ Equity	1,062.2	1,082.6

Total Liabilities and Shareholders’ Equity	$1,625.4	$1,689.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007
Operating Activities
Net income	$14.2	$44.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26.1	29.0
Accretion and capitalized interest on financing provided on divestiture	—	(3.9)
Investment loss (income) on equity method investments	0.2	(5.7)
Provision for deferred income taxes	(3.2)	6.4
Loss on disposal of property, equipment leased to others, intangible assets and impairments	0.6	—
Stock compensation	2.4	2.3
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions	(11.7)	54.1
Other, net	6.3	(6.9)

Net cash provided by operating activities	34.9	120.1

Investing Activities
Capital expenditures and purchase of intangibles	(13.6)	(26.0)
Proceeds on sales of property and equipment leased to others	0.5	0.3
Acquisitions of businesses, net of cash acquired	(187.2)	—
Investment purchases and capital calls	—	(115.2)
Proceeds on investment sales/maturities	1.3	71.8

Net cash used in investing activities	(199.0)	(69.1)

Financing Activities
Change in debt	—	1.9
Payment of cash dividends	(6.4)	(17.7)
Proceeds on exercise of options	—	9.9
Treasury stock acquired	(0.5)	(0.9)

Net cash used in financing activities	(6.9)	(6.8)

Effect of exchange rate changes on cash	(1.2)	(0.2)

Total Cash Flows	(172.2)	44.0

Cash and Cash Equivalents:
At beginning of period	221.7	81.5

At end of period	$49.5	$125.5

Note:	Condensed Consolidated Statements of Cash Flows for the quarterly period ended December 31, 2007 are “as reported” and thus include cash flows from the funeral services business.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies
Basis of Presentation
On March 31, 2008, the Company completed the spin-off of its funeral services business operating under the Batesville Casket name. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the funeral services business have been presented as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Cash Flows are presented without separate classification of cash flows from the funeral services business for the three month period ended December 31, 2007. Unless otherwise noted, the Notes to Condensed Consolidated Financial Statements exclude information related to the funeral services business.
The unaudited, Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its wholly-owned subsidiaries. The September 30, 2008 Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). In the opinion of management, the Condensed Consolidated Financial Statements herein which include the effects of the spin-off described above, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), income taxes (Note 9), accrued warranties (Note 12) and accrued litigation and self insurance reserves (Note 14), among others.

Investment Securities
At December 31, 2008, we had $38.1 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2008, we classified our investment securities as available-for-sale and recorded them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).
During the three months ended December 31, 2008, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell $26.9 million (par value) of our existing ARS at par value plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to June 30, 2010 at their discretion.
Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, we have elected to report the Put at estimated fair value and record the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Condensed Consolidated Statements of Income. Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, we have elected to reclassify the ARS related to the Put from “available-for-sale” to “trading” securities resulting in a reclassification of a previously unrealized loss into income. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss (“AOCL”)) are now also recorded as a component of “Investment income and other” within our Condensed Consolidated Statements of Income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our Condensed Consolidated Statements of Income, thereby reducing the volatility we might otherwise experience. At December 31, 2008, the $16.0 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in AOCL.
Currently, we believe we have the ability and the intent to hold these assets until market conditions are more favorable or the conditions of the Put are satisfied. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
The following table presents the activity related to our ARS and the Put during the three months ended December 31, 2008. Refer to Note 6 for information related to the determination of fair value related to these assets.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss

Balance at September 30, 2008	$44.9	$—	$—	$1.5	$—
Change in fair value prior to Put	(3.9)	—	—	3.9	—
Gain on receipt of Put	—	—	3.3	—	(3.3)
Transfer to trading securities	(23.4)	23.4	—	(3.4)	3.4
Change in fair value after Put	(0.6)	(1.0)	0.9	0.6	0.1
Sales or redemptions	(1.0)	(0.3)	—	(0.1)	—

Balance at December 31, 2008	$16.0	$22.1	$4.2	$2.5	$0.2

Net loss is included with “Investment income and other” during the three months ended December 31, 2008.

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
Recently Issued Accounting Standards
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. We are currently evaluating the potential impact of this pronouncement on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No.161”). The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. SFAS No. 161 is effective as of the beginning of a company’s first interim period after November 15, 2008, our second quarter fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS No. 160 requires that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Both of these statements are effective for the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. As such, we will adopt the provisions of SFAS No. 141(R) and SFAS No. 160 beginning in our fiscal year 2010.
In December 2008, FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentration of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company has not yet determined the effect, if any, that FSP 132(R)-1 will have on the Company’s retirement benefit disclosures.

2.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	December 31,	September 30,
	2008	2008
Allowance for possible losses and discounts on trade receivables	$27.3	$25.9

Inventories:
Finished products	$65.3	$53.1
Raw materials and work in process	62.0	46.9

Total inventory	$127.3	$100.0

Accumulated depreciation of equipment leased to others and property	$538.8	$538.9

Accumulated amortization of intangible assets	$104.9	$98.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,567,595	62,508,934

Treasury shares	17,756,317	17,814,978
3.	Acquisitions
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. The acquisition of Liko represents a direct connection to the Company’s mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care. The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8  million ($187.2 million net of cash acquired). The acquisition resulted in the recognition of $139.8 million of goodwill and $25.8 million and $15.8 million of amortizable and indefinite-lived intangible assets, respectively. The results of Liko are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following table summarizes the allocation of the purchase price of Liko as of December 31, 2008 (unaudited, in millions):

Goodwill	$139.8
Trade name	15.8
Customer relationships	16.2
Developed technology	7.8
Non-compete agreements	1.8
Net assets acquired	15.9
Deferred tax assets	0.7
Deferred tax liabilities	(7.6)

Total purchase price	$190.4

The purchase price allocation is preliminary and subject to adjustment based on finalization of intangible and fixed asset valuations, estimations related to pre-acquisition contingencies and working capital and net debt adjustments, for which certain amounts are being retained in escrow.
Goodwill is not deductible for tax purposes and we have not yet finalized the allocation of goodwill among our reporting units. The preliminary useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	Indefinite
Developed technology	7
Customer relationships	7
Non-compete agreements	5
Total revenues on an unaudited pro forma basis, as if the Liko acquisition had been consummated at the beginning of our 2008 fiscal year, would have been higher by $18.0 million for the quarter ended December 31, 2007. The impact to net income on an unaudited pro forma basis would not have been significant to our financial results.
4.	Financing Agreements
Total debt consists of the following:

	December 31,	September 30,
	2008	2008

Outstanding finance credit lines	$6.3	$6.9
Revolving credit facility	90.0	90.0
Unsecured 4.50% debentures due on June 15, 2009	25.7	25.7
Unsecured 8.50% debentures due on December 1, 2011	50.1	50.4
Unsecured 7.00% debentures due on February 15, 2024	19.9	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	1.0	—

Total debt	222.8	222.8
Less current portion of debt	122.0	122.6

Total long-term debt	$100.8	$100.2

We have trade finance credit lines totaling $14.0 million that have no commitment fees or compensating balance requirements and are renewed annually. As of December 31, 2008, we had $6.3 million outstanding under these credit lines as reflected in short-term borrowings in the Condensed Consolidated Balance Sheets. In addition, as of December 31, 2008, we had $2.6 million of outstanding undrawn letters of credit under uncommitted credit lines of $4.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates. In October 2008, we put in place an international liquidity arrangement which allowed us to eliminate existing letters of credit, and therefore terminate a supporting $20.0 million credit line.

In 2004, we issued $250.0 million of 4.5 percent senior notes due 2009. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. At December 31, 2008, $25.7 million of the senior notes remain outstanding and are classified as current portion of debt as they mature in June 2009.
The retirement of debt discussed above was financed by $250.0 million of proceeds from borrowings under a new Hillenbrand, Inc. revolving credit facility, which was put in place just prior to the spin-off of the funeral services business on March 31, 2008. Subsequent to its borrowing under its new credit facility, Hillenbrand, Inc. made a distribution of $250.0 million to the Company. The Company has no obligations under the Hillenbrand, Inc. facility.
Other unsecured debentures outstanding at December 31, 2008 have fixed rates of interest. We have deferred gains from the termination of previous interest rate swap agreements, and those deferred gains amounted to $3.8 million at December 31, 2008 and $4.1 million at September 30, 2008. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
The Company has a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. The term of the five-year facility expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the new five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of December 31, 2008, we had outstanding borrowings of $90.0 million and undrawn letters of credit of $6.1 million under the five-year facility, leaving $403.9 million of borrowing capacity available under the facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008.
5.	Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date.

The components of net pension expense for our defined benefit pension plans included in continuing operations were as follows:

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007

Service cost	$1.0	$1.2
Interest cost	3.3	3.1
Expected return on plan assets	(3.3)	(3.3)
Amortization of prior service cost, net	0.1	0.1

Net periodic benefit cost	$1.1	$1.1

6.	Fair Value of Financial Assets and Liabilities
Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities measured at fair value on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosures about fair value measurements. There was no impact to the Condensed Consolidated Financial Statements as a result of this adoption. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2010.
SFAS No. 157 requires fair value measurements to be classified and disclosed in one of the following three categories:
•	Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

•	Level 2: Financial instruments with observable inputs other than those included in Level 1 such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Financial instruments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the Company’s own data.

The following table summarizes the Company’s financial assets and liabilities included in its Condensed Consolidated Balance Sheet, measured at fair value on a recurring basis as of December 31, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$16.6	$16.6	$—	$—
Trading securities	22.1	—	—	22.1
Foreign exchange contracts	1.2	—	1.2	—
Available-for-sale marketable securities	16.0	—	—	16.0
Put rights	4.2	—	—	4.2

Total assets at fair value	$60.1	$16.6	$1.2	$42.3

Level 3 assets include the Company’s investments in ARS and a related Put right. See Note 1 for further information regarding these Level 3 assets at December 31, 2008.
While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At December 31, 2008, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 1 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to December 31, 2008.
7.	Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations to be included in comprehensive income.

The composition of Accumulated other comprehensive (loss) income at December 31, 2008 and 2007 is as follows:

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007

Net income	$14.2	$44.8

Unrealized losses on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	(2.7)	2.3
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	2.7	(3.5)

Net unrealized gain (loss)	—	(1.2)

Foreign currency translation adjustment, net-of-tax	(30.2)	0.5

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	—	1.0

Total comprehensive (loss) income	$(16.0)	$45.1

8.	Special Charges
During the fourth quarter of fiscal 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. The process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions. Positions affected were distributed similarly to our employee locations. About one-third of the positions affected involved associates based at our global headquarters in Batesville, Indiana. The remaining affected positions were based in other North American locations and international sites throughout our global organization.
Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. The implementation of this restructuring plan was substantially completed as of December 31, 2008, and all cash expenditures associated with the severance will be paid by the end of fiscal 2009.
During the fourth quarter of fiscal year 2008, management also initiated a plan to restore growth and improve the profitability of the Company’s medical equipment management services business (“MEMS”), which is engaged in the management, delivery, pick-up and maintenance of peak need moveable medical equipment. This action will result in a limited rationalization in the current service center footprint and the disposal of select assets and asset groups. The Company anticipates the plan will be completed before the end of fiscal 2009.
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

Activity related to these actions during fiscal 2009 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,		Cash		December 31,
	2008	Expenses	Payments	Reversals	2008

Fiscal Year 2008
Q1 Action — Line Relocation	$0.3	$—	$(0.3)	$—	$—
Q4 Action — Worldwide Streamlining	5.2	—	(2.2)	—	3.0
Q4 Action — MEMS Restructuring	0.7	—	(0.2)	—	0.5

Total	$6.2	$—	$(2.7)	$—	$3.5

Fiscal Year 2007
Q2 Action — Line Relocation	$0.1	$—	$(0.1)	$—	$—
9.	Income Taxes
The effective tax rate for the first quarter of fiscal 2009 was 32.4 percent compared to 39.8 percent for the first quarter of 2008. The lower rate in the first quarter of fiscal 2009 is due to a lower overall foreign tax rate as well as the recognition of discrete tax benefits of approximately $1.3 million during the period. The discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit. This compares to $0.7 million of discrete period tax benefits recorded in the first quarter of fiscal 2008.
10.	Earnings per Common Share
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 4,666,777 for the three month period ended December 31, 2008 and 1,529,695 for the comparable period of fiscal year 2008. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows (share information in thousands, except per share data):

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007

Net income from continuing operations	$14.2	$12.4
Net income from discontinued operations	—	32.4

Net income	$14.2	$44.8

Average shares outstanding — Basic	62,532	62,160
Add potential effect of exercise of stock options and other unvested equity awards	276	243

Average shares outstanding — Diluted	62,808	62,403

Net income per common share from continuing operations — Basic	$0.23	$0.20
Net income per common share from discontinued operations — Basic	—	$0.52

Net income per common share — Basic	$0.23	$0.72

Net income per common share from continuing operations — Diluted	$0.23	$0.20
Net income per common share from discontinued operations — Diluted	—	$0.52

Net income per common share — Diluted	$0.23	$0.72

11.	Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $1.6 million and $1.0 million for the three-month periods ended December 31, 2008 and 2007, respectively.
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
A reconciliation of changes in the warranty reserve for the quarterly periods covered in this report is as follows:

	December 31,	December 31,
	2008	2007

Balance at beginning of period	$16.9	$19.8
Provision for warranties during the period	2.8	4.6
Effect of acquisition	5.4	—
Warranty claims during the period	(4.3)	(5.7)

Balance at end of period	$20.8	$18.7

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

In conjunction with our acquisition, separation and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. For those representations and warranties that survive closing, they generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
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

	Quarterly Period Ended
	December 31,	December 31,
	2008	2007
Revenues:
North America Acute Care	$203.5	$211.3
North America Post-Acute Care	50.4	48.1
International and Surgical	98.9	83.5
Total eliminations	(1.2)	(1.5)

Total revenues	$351.6	$341.4

Divisional income:
North America Acute Care	$46.8	$50.4
North America Post-Acute Care	14.8	13.3
International and Surgical	10.8	10.0
Functional costs	(49.4)	(48.0)

Total divisional income	23.0	25.7

Special charges	—	(2.3)

Operating profit	23.0	23.4

Interest expense	(2.8)	(5.6)
Investment income and other, net	0.8	2.8

Income from continuing operations before income taxes	$21.0	$20.6

14.	Commitments and Contingencies
Batesville Casket Antitrust Litigation
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with the Company, and its former Batesville Casket Company, Inc. (“Batesville”) subsidiary, now wholly-owned by Hillenbrand, Inc., in the United States District Court for the Northern District of California. The lawsuit was subsequently transferred to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”) in response to defendants’ motion for transfer. This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. All of these actions have either been dismissed or consolidated with the FCA Action. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Batesville and the Company. On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint.
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
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.
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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the Court’s decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, a Magistrate Judge in the Court recommended that the motions for class certification in both cases be denied. The plaintiffs in each case have filed objections to the Magistrate Judge’s recommendations with the United States District Judge. If the District Judge accepts the Magistrate Judge’s recommendations and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a possible trial date, will not be set until sometime after the District Court has ruled on the motions for class certification.

Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent. The Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling on behalf of the purported class of independent casket resellers they seek to represent. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for the periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
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
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of a Distribution Agreement with Hillenbrand, Inc., Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation.
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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of December 31, 2008 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
15.	Subsequent Events
On January 14, 2009, we announced a plan to aggressively manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-R&D discretionary spending; a voluntary early retirement program, and involuntary job eliminations. The plan continues efforts already in place to reduce costs and continuously improve our processes and also reflects reductions in demand for capital equipment among U.S. hospitals. The plan impacts approximately 450 of our employees. However, as a result of consolidations, the need to relocate certain positions and the realignment of certain positions to better address customer and service needs, the net reduction in positions is expected to be approximately 300 positions, or 6 percent of our U.S.-based workforce.
As a result of this plan, we estimate incurring total pre-tax charges in the range of $7 to $10 million in the second and possibly third quarters of fiscal 2009 related to severance and early retirement benefits. This estimate excludes additional charges that will result from this plan including the impairment of assets, lease terminations and pension and health care costs associated with our benefit programs. The actions are expected to result in approximately $12 to $14 million in annual savings, about half of which is related to volume declines. We anticipate that execution of the plan will be substantially completed by the end of this fiscal year, and that a majority of the charges will result in cash expenditures that will be paid over the next two years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Factors That May Affect Future Results
Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our future plans, objectives, beliefs, expectations, representations and projections. We have tried, whenever possible, to identify these forward-looking statements by using words such as “intend,” “anticipate,” “believe,” “plan,” “encourage,” “expect,” “may,” “goal,” “become,” “pursue,” “estimate,” “strategy,” “will,” “projection,” “forecast,” “continue,” “accelerate,” “promise,” “increase,” “higher,” “lower,” “reduce,” “improve,” “expand,” “progress,” “potential” or the negative of those terms or other variations of them or by comparable terminology. The absence of such terms, however, does not mean that the statement is not forward-looking. We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks.
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of these factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as filed with the United States Securities and Exchange Commission (“SEC”), as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the SEC.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2008 Form 10-K.
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
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our 2008 Form 10-K.
Industry Trends and Strategic Plan
In our 2008 Form 10-K, we described our key strategic initiatives over the 2009-2011 timeframe to support our goals of growing our annual revenue by an average of eight to twelve percent, including six to eight percent through organic means and two to four percent through strategic acquisitions, and growing our annual operating income by an average of twelve to fifteen percent. While progress is being made against those strategic initiatives, during the last half of our first fiscal quarter our progress against our financial objectives was impacted by unprecedented economic pressures being faced by U.S. hospitals and other health care institutions. As a result of these pressures, we are seeing and expect to continue to see, material reductions in capital spending by U.S. hospitals. While our therapy rental business is performing well and as anticipated, we are reacting to this soft environment for hospital capital spending by taking a number of actions to better balance our capacity with demand, as well as to continue to reduce the overall cost structure of our business. We anticipate that during the second half of the year we might begin to see signs of softening capital expenditures in other parts of the world, including Europe.

We remain focused on our strategic plan, and growth, as evidenced by our continued commitment to increasing our new product development efforts and to improving our presence with customers. The following is a summary of actions we have most recently taken to progress our strategic plan and address the current capital environment.
•	On January 14, 2009, we announced a plan to aggressively manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-R&D discretionary spending; a voluntary early retirement program, and involuntary job eliminations. The plan continues efforts already in place to reduce costs and continuously improve our processes and also reflects reductions in demand for capital equipment among U.S. hospitals. This action is in addition to the “streamlining” actions announced in August of 2008 that have resulted in the removal of approximately 160 salaried positions. For additional information related to the January actions, see Note 15 included in our Notes to Condensed Consolidated Financial Statements.

•	On October 1, 2008, we completed the acquisition of two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer and mobility accessories. During the first quarter we have successfully begun our integration of Liko’s product platforms, business processes, engineering capabilities, clinical services and sales channels with our established brands, products, and sales and service organizations in both North America and Europe. Through the end of the first quarter, we have not experienced a noticeable impact from the economic environment on Liko’s sales. In connection with our product integration activities, we are in the process of investigating product issues that existed at the date of acquisition.

•	We have continued to invest in areas that are critical to our long term growth and areas we believe will help us emerge stronger from the current economic environment. We have enhanced our sales channels through redeployment of our sales and services resources to increase our customer presence. In addition, we continue to invest in product innovation and research and development in areas that we expect to have a long term return while ensuring patient safety remains a primary focus. Recent product launches include the enhanced NaviCare® Clinical Operations Platform, an all digital platform designed to improve communication and keep caregivers in touch with their patients, as well as various new surface offerings.

•	During the first quarter we announced a new agreement with Encompass Therapeutic Support Systems to provide its AccuMax Quantum™ VPC Support Systems for use with acute care patient support frames. We believe the agreement will bring a valuable new option to our customers as we continue to strive to provide optimal solutions to patients.

•	We continue to work with our customers to offer and develop leasing and financing solutions that alleviate some of the capital pressure felt by U.S. hospitals and other health care organizations. These programs are designed to utilize our strong capital position to provide our customers and patients access to Hill-Rom® technology earlier than might otherwise be possible under current conditions. These programs will begin to be phased-in during the second quarter and will be carefully monitored and evaluated to assess their results.

•	As previously announced, we have continued to implement our plan to restore growth and improve the profitability of our Medical Equipment Management Services (“MEMS”) business during our first quarter of 2009. Implementation of the plan has included a more strategic focus on customers, a limited rationalization in the current service center footprint to align and consolidate resources and better serve our customers and the rationalization and disposal of select assets and asset groups. The implementation of this plan along with management of capital expenditures has resulted in improved gross margins and increased free cash flows, despite a planned reduction in revenue.

Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2008	2007	% Change
Revenues:
Capital sales	$236.0	$229.5	2.8
Rental revenues	115.6	111.9	3.3

Total Revenues	$351.6	$341.4	3.0

Consolidated revenues for the first quarter of 2009 increased $10.2 million, or 3.0 percent, compared to the first quarter of 2008, related primarily to growth from the acquisition of Liko and continued strong therapy rentals.
•	Capital sales increased $6.5 million, or 2.8 percent, despite the unfavorable impact of foreign exchange rates of $7.5 million. On a constant currency basis, capital revenues have increased 6.1 percent. The main driver of this increase was our acquisition of Liko, which increased capital sales revenue by $18.4 million, and our International and Surgical segment, where sales showed strong growth in Latin America and Europe. Offsetting the above were lower North America Acute Care capital sales, where we saw unfavorable volumes resulting from the significant and rapid contraction in provider capital spending budgets, which were felt most strongly in our patient support systems and architectural product lines.

•	Rental revenues increased $3.7 million, or 3.3 percent, including the unfavorable impact of foreign exchange rates of $2.6 million. On a constant currency basis, rental revenues have increased 5.6 percent. The increase in rental revenues was mainly due to the increased therapy rental revenues within our North American Acute Care segment due to higher volumes from new product fleet investments in bariatric and wound care, and the impact of strategic adjustments made to our sales channels implemented over the last fiscal year. Post-Acute and International rental revenue volumes were relatively flat.

Consolidated Gross Profit

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2008	2007
Gross Profit
Capital sales	$89.5	$93.0
% of Related Revenues	37.9%	40.5%

Rental revenues	$63.0	$59.0
% of Related Revenues	54.5%	52.7%

Total Gross Profit	$152.5	$152.0
% of Related Revenues	43.4%	44.5%

Consolidated gross profit for the first quarter of 2009 was essentially flat, increasing $0.5 million, or 0.3 percent, from the prior year quarter; but decreased as a percentage of sales from 44.5 percent to 43.4 percent as outlined above.
•	Capital sales gross profit decreased $3.5 million, or 3.8 percent, due to lower volumes within our North America Acute Care segment as outlined above. Offsetting this decrease was the effect of the Liko acquisition during the quarter and the strong revenue performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales also decreased during the quarter, dropping 260 basis points (where one basis point equals one one-hundredth of a percentage) to 37.9 percent. The decline was largely due to an unfavorable geographic mix of revenues, a $1.9 million impact from the acquisition accounting step-up of acquired Liko inventories sold during the quarter, and $0.9 million related to a ratification bonus paid under our new union contract.

•	Rental revenue gross profit increased $4.0 million, or 6.8 percent, led by strong therapy rental revenues within our North America Acute Care segment. Partially offsetting this increase were somewhat higher International field and service costs. Gross margin for rental revenues increased 180 basis points to 54.5 percent related to the increased revenues and continued strong leverage and profitability improvements of our North America field service network.
Other

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2008	2007	% Change

Other operating expenses	$129.5	$126.3	2.5
Percent of Total Revenues	36.8%	37.0%

Special charges	$—	$2.3	n/a

Interest expense	$(2.8)	$(5.6)	(50.0)
Investment income	0.9	2.8	(67.9)
Other income/ (expense)	(0.1)	—	n/a

Other operating expenses increased $3.2 million for the first quarter of 2009 compared to the same prior year period. As a percentage of revenues, other operating expenses declined 0.2 percent. The decline is a result of last August’s streamlining actions and other cost reduction efforts, as well as a favorable impact of foreign exchange rates of $2.0 million, offset by incremental expenses related to Liko. Other operating expenses related to Liko were $7.9 million during the first quarter.
There were no special charges during the first quarter of 2009. Special charges of $2.3 million were recognized in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of our manufacturing organization related to the transfer of processes to Mexico, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately 15 other positions were eliminated in a related action. See Note 8 to the Condensed Consolidated Financial Statements for more information pertaining to these actions.
Interest expense decreased during the first quarter of 2009 by 50 percent compared to the prior quarter. This relates primarily to a reduction of debt of $224.3 million in connection with the spin-off of the funeral services business, partially offset by additions of $90.0 million of borrowings related to the acquisition of Liko. Lower interest rates in the current year also contributed to the lower interest expense. Investment income decreased from $2.8 million in the first quarter of 2008 to $0.9 million in the first quarter of 2009 due primarily to lower on-hand cash balances and lower interest rates in the current year. Other expense was essentially flat quarter over quarter.
The effective tax rate for the first quarter of fiscal 2009 was 32.4 percent compared to 39.8 percent for the first quarter of 2008. The lower rate in the first quarter of fiscal 2009 is due to a lower overall foreign tax rate as well as the recognition of discrete tax benefits of approximately $1.3 million during the period. The discrete tax benefit related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit. This compares to $0.7 million of discrete period tax benefits recorded in the first quarter of fiscal 2008.
The effective tax rates without discrete tax benefits would have been 38.6 percent and 43.2 percent for the 2009 and 2008 periods, respectively. The lower rate in fiscal 2009 is due primarily to increased tax benefits associated with the research and development tax credit and the lower overall foreign tax rate. These favorable items are partially offset by an expected decrease in tax exempt interest income related to lower levels of cash on hand.
Income from Continuing Operations
Income from continuing operations increased $1.8 million to $14.2 million in the first quarter of fiscal 2009 compared to $12.4 million in the prior year period. This equates to diluted earnings per share from continuing operations of $0.23 in 2009 compared to $0.20 in 2008.

Business Segment Results of Operations

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2008	2007	% Change
Revenues:
North America Acute Care	$203.5	$211.3	(3.7)
North America Post-Acute Care	50.4	48.1	4.8
International and Surgical	98.9	83.5	18.4
Total eliminations	(1.2)	(1.5)	(20.0)

Total revenues	$351.6	$341.4	3.0

Divisional income:
North America Acute Care	$46.8	$50.4	(7.1)
North America Post-Acute Care	14.8	13.3	11.3
International and Surgical	10.8	10.0	8.0
Functional costs	(49.4)	(48.0)	2.9

Total divisional income	$23.0	$25.7	(10.5)

Reconciling differences between total divisional income from continuing operations include special charges and other income/expense.
North America Acute Care
North America Acute Care revenues decreased $7.8 million, or 3.7 percent, in the first quarter of 2009 compared to the first quarter of 2008. The overall decrease in revenues was partially offset by incremental revenues related to our acquisition of Liko. Capital sales revenues declined $12.6 million, or 8.3 percent, compared to the first quarter of fiscal 2008. The decrease was due to lower volumes in the last half of the quarter resulting from the significant reductions and postponements of capital spending by our U.S. hospital customers. These volume reductions were partially offset by the incremental Liko patient lifts and higher volumes in our information technology products driven by the launch of our new NaviCare® Nursecall software. Rental revenues increased $4.8 million, or 8.3 percent, when comparing the first quarter of 2009 with the first quarter of 2008. Rental revenue reflected higher therapy rental revenues in conjunction with our continuing investments in new products for our rental fleet, including bariatric bed frames and wound surface products. This favorability was partially offset by expected lower rentals of moveable medical equipment in conjunction with customer losses and the effect of our previously announced rationalization.
Divisional income for North America Acute Care decreased $3.6 million in the first quarter of 2009 compared to the same period in 2008. Total gross profit decreased $3.2 million compared to the same period in 2008 driven primarily by the lower capital volumes discussed above, the impact of lower Liko margins associated with the acquisition accounting step-up of acquired inventories and the non-recurring union contract ratification bonus, partially offset by higher rental gross profit due to the increased rental revenues, new product margins, and profit improvement actions. Other operating expenses increased $0.5 million when compared to the first quarter of 2009. Excluding the impact of Liko, we reduced operating expenses despite continued investments made in our sales channels.

North America Post-Acute Care
North America Post-Acute Care revenues increased $2.3 million, or 4.8 percent, in the first quarter of 2009 compared to the first quarter of 2008. Capital sales increased by $2.3 million, related to the positive impact of the Liko acquisition and growth in our home care and respiratory care products, offset by a group purchase of our extended care products during the first quarter of 2008. Rental revenues for the first quarter of 2009 were consistent with revenues reported during the first quarter of 2008. Rental revenues reflected increased activity in home care therapy surface and frame rentals and The Vest® respiratory care product rentals, offset by lower extended care frame and therapy surface rentals due to contract losses that occurred over the second and third quarters of our 2008 fiscal year.
Divisional income for North America Post-Acute Care increased by $1.5 million, or 11.3 percent, in the first quarter of 2009 compared to the first quarter of 2008 as a result of increased revenue and slightly improved margins, along with a reduction in operating expenses.
International and Surgical
International and Surgical revenues increased $15.4 million, or 18.4 percent, in the first quarter of 2009 compared to the first quarter of 2008. Excluding the unfavorable impact of exchange rates of $8.0 million, revenues would have increased by 28.0 percent. Capital sales revenues, up $16.4 million, were positively affected by increased sales related to the acquisition of Liko and additional frames and furniture volume in Europe. Rental revenues decreased $1.0 million as unfavorable exchange rates more than offset increased volumes. In addition to significant growth in Europe, we also experienced growth in Latin America and our Surgical business, which continues to grow through new product introductions and further development of its international distribution channel.
Divisional income for International and Surgical increased $0.8 million in the first quarter of 2009 compared to the prior year period, including the impact of unfavorable exchange rates of $0.7 million. Gross profit, net of unfavorable exchange rates, was up $5.6 million compared to the prior period due to the Liko acquisition, despite the impact of the initial turn of Liko inventories following the valuation of acquired inventories, along with increased sales revenues as described above. Operating expenses increased by $4.7 million due to the acquisition of Liko, partially offset by the favorable impact of exchange rates on costs.
Liquidity and Capital Resources

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2008	2007
Cash Flows Provided By (Used In):
Operating activities	$34.9	$120.1
Investing activities	(199.0)	(69.1)
Financing activities	(6.9)	(6.8)
Effect of exchange rate changes on cash	(1.2)	(0.2)

(Decrease) Increase in Cash and Cash Equivalents	$(172.2)	$44.0

Net cash flows from operating activities have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we have restrictive covenants within the Distribution Agreement with Hillenbrand, Inc. This agreement has certain limitations on indebtedness, dividends and share repurchases, and acquisitions. See Note 3 of Notes to Consolidated Financial Statements in our 2008 Form 10-K for more details on the Distribution Agreement.

Operating Activities
For the three months ended December 31, 2008, net cash provided by operating activities totaled $34.9 million, compared to $120.1 million for the three months ended December 31, 2007. Operating cash flows during the first quarter were driven primarily by net income of $14.2 million, further adjusted by depreciation and amortization of $26.1 million. These increases were offset by a reduction in our working capital as strong collections of fourth quarter receivables were offset by increases in inventory, timing of payments for trade payables and the payout of our incentive compensation and restructuring accruals related to our 2008 fiscal year. The build of our inventory was a direct result of the impact of the significant and rapid contraction in U.S. provider capital spending budgets during the second half of our first fiscal quarter which reduced our capital sales.
The reduction in operating cash flows in comparison to the first quarter of fiscal 2008 was largely driven by the impact of our previously owned funeral business which provided operating cash flows of $24.3 million during the first quarter of fiscal 2008. Further reductions were the result of the build of inventory discussed above, timing of payments related to trade payables, payroll and income taxes, including income taxes on income from our former funeral business, increased payout of our incentive compensation and the payout of restructuring accruals related to our 2008 fiscal year.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2009 totaled $199.0 million, compared to $69.1 million in the first quarter of fiscal 2008. Use of investing cash flows during the first quarter was driven primarily by our purchase of Liko for $187.2 million, net of cash acquired, as well as capital expenditures of $13.6 million. The increase in usage of cash for investing activities when compared to the first quarter of our fiscal 2008 relates to the acquisition of Liko, partially offset by higher investment activity in our fiscal 2008 first quarter as we increased the level of higher yielding short-term investments. We also reduced our capital spending during the first quarter of 2009 in line with plan and to preserve liquidity in response to our decreasing capital sales.
Financing Activities
Net cash used in financing activities totaled $6.9 million for the quarter ended December 31, 2008, compared to $6.8 million for the first fiscal quarter of 2008. Cash used for financing activity during the first quarter consisted mainly of our payment of dividends. Increases in our use of cash when compared to the first quarter of 2008 relate mainly to the reduction in stock option exercises offset by a reduction in dividend payments. The reduction in dividend payments related to the spin-off of our funeral services business at the end of the second quarter of fiscal 2008 and the segregation of the dividend payments between the two continuing entities. The first quarter of 2009 dividend payment was consistent with dividend payments made since separation.
Other Liquidity Matters
Outstanding Borrowings and Available Capacity
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of December 31, 2008, we held investment securities with a face value of $45.1 million, which consist primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter of 2008 as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced auction failures and a lower level of liquidity. Another result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income. During our first quarter, we entered into a settlement agreement requiring one of our investment advisors to repurchase $26.9 million of these securities at par value.

We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. We have recorded both temporary unrealized losses and realized losses totaling $7.0 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market, of which $5.5 million relates to the first quarter of 2009. The realized losses, all of which were recognized in the first quarter of fiscal 2009, were substantially offset by a $4.2 million gain recognized in relation to the UBS Put described above. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for more information pertaining to these securities and the fair value of our portfolio. We continue to believe we have the ability and the intent to hold these assets until market conditions are more favorable or the conditions of the Put are satisfied. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of December 31, 2008, we had outstanding borrowings of $90.0 million and $6.1 million of outstanding, undrawn letters of credit under the facility, leaving $403.9 million of borrowing capacity available. See Note 4 of Notes to Condensed Consolidated Financial Statements for more details on the credit facility.
We also have trade finance credit lines totaling $14.0 million that have no commitment fees or compensating balance requirements and are renewed annually. We had $6.3 million outstanding under this credit line which is included in Short-term borrowings on the December 31, 2008 Condensed Consolidated Balance Sheet. In addition, as of December 31, 2008, we had $2.6 million of outstanding, undrawn letters of credit under uncommitted credit lines of $4.0 million that have no commitment fees, compensating balance requirements or fixed expiration dates. In October 2008 we put in place an international liquidity arrangement which allowed us to eliminate existing letters of credit, and therefore terminate a supporting $20.0 million credit line.
We have $125.5 million of senior notes outstanding at various fixed rates of interest as of December 31, 2008. Of this amount, $25.7 million is classified as short-term in the Condensed Consolidated Balance Sheet, and the remaining $99.8 million is classified as long-term. The portion classified as short-term relates to our 4.5 percent senior notes, which mature in June 2009.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the recent disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2008 by approximately $35 million and we have experienced further declines in the value of our pension plans assets since September 30, 2008. As a result of these continued market declines and the lower interest rates which impact the valuation of our pension obligations, we expect our pension contributions to increase modestly in fiscal 2009.
As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid following the completion of the spin-off of the funeral services business. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the Board of Directors.

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
As our focus has been on investing in strategic initiatives and, more recently, on maintaining our liquidity in these unprecedented economic times, and in conjunction with certain restrictive covenants from the Distribution Agreement with Hillenbrand, Inc., during fiscal 2008 and through first quarter of fiscal 2009, we have not repurchased any shares of our common stock in the open market. As of December 31, 2008, we had Board of Directors’ approval to repurchase 3,000,000 additional shares of our common stock. We may consider repurchases of shares if justified by the stock price and after considering the current environment and our desire to preserve liquidity. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important to understand that if a class is certified in any of the purported class action antitrust lawsuits filed against us, as described in Note 14 of Notes to the Condensed Consolidated Financial Statements, and if the plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment. Additionally, the recent disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million credit facility is with a syndicate of banks. The syndication group consists of 12 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. We have not experienced any failure of the lenders under our credit facility to fund, however, it is possible that additional financial institutions, including those that are lenders under our credit facility, could become insolvent or seek bankruptcy protection, which could affect our ability to access available borrowing capacity under our credit facility. If credit markets do not improve and we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions or pension obligations, such sources of capital may not be available to us on acceptable terms if at all.
Other Matters
During this period of unprecedented economic pressure and the resulting softening of capital spending by hospitals and health care institutions, we need to continuously evaluate events and conditions that might suggest a possible impairment of our goodwill or intangible assets. Our most recent annual impairment assessment was completed during the third fiscal quarter of 2008, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. A prolonged economic downturn, however, could have an adverse effect on the fair value of one or more of our reporting units, thereby resulting in an impairment of goodwill or recorded intangibles. While all six of our reporting units had fair values well in excess of net assets, including goodwill, as of the latest assessment date, those reporting units with significant exposure to capital sales are the most susceptible to a decline in fair value resulting from a potential prolonged softening of capital spending by our customers.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations and Contingent Liabilities and Commitments
There have not been any significant changes since September 30, 2008 impacting our contractual obligations and contingent liabilities and commitments.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of our Notes to Condensed Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K. There have been no material changes to such policies since this date.
For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 and Note 6 of our Notes to Condensed Consolidated Financial Statements.

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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $4.8 million at December 31, 2008, and those derivative instruments had a fair value of $1.2 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
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
For additional information on market risks related to our auction rate securities, debt instruments and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Batesville Casket Antitrust Litigation
On May 2, 2005, a non-profit entity called Funeral Consumers Alliance, Inc. (“FCA”) and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with the Company, and its former Batesville Casket Company, Inc. (“Batesville”) subsidiary, now wholly-owned by Hillenbrand, Inc., in the United States District Court for the Northern District of California. The lawsuit was subsequently transferred to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”) in response to defendants’ motion for transfer. This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.
After the FCA Action was filed, several more purported class action lawsuits on behalf of consumers were filed based on essentially the same factual allegations and alleging violations of federal antitrust law and/or related state law claims. All of these actions have either been dismissed or consolidated with the FCA Action. It is not unusual to have multiple copycat class action suits filed after an initial filing, and it is possible that additional suits based on the same or similar allegations will be brought against Batesville and the Company. On October 12, 2005, the FCA plaintiffs filed an amended complaint containing substantially the same basic allegations as the original FCA complaint.
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
The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purports to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleges violations of federal antitrust laws, but it has dropped the causes of actions for alleged price fixing, conspiracy to monopolize, and violations of state antitrust law and state unfair and deceptive practices laws. On October 25, 2006, the district court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.

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
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the Court’s decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, a Magistrate Judge in the Court recommended that the motions for class certification in both cases be denied. The plaintiffs in each case have filed objections to the Magistrate Judge’s recommendations with the United States District Judge. If the District Judge accepts the Magistrate Judge’s recommendations and denies class certification, plaintiffs may petition the United States Court of Appeals for the Fifth Circuit for leave to appeal. It is anticipated that new deadlines, including a possible trial date, will not be set until sometime after the District Court has ruled on the motions for class certification.
Plaintiffs in the FCA and Pioneer Valley Actions generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent. The Pioneer Valley plaintiffs filed a report indicating that they are seeking damages of approximately $99.2 million before trebling on behalf of the purported class of independent casket resellers they seek to represent. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for the periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
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
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We have been informed that approximately 26 state attorneys general offices are participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of a Distribution Agreement with Hillenbrand, Inc., Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation.

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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of December 31, 2008 we have retained a $21.2 million litigation accrual associated with the opt-outs.

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
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes to the risk factors described in that report. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion of the impact of the current economy on our results of operations and liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total		as Part of	that May Yet Be
	Number		Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased [1]	Paid per Share	or Programs [2]	Programs
October 1, 2008 – October 31, 2008	—	—	—	3,000,000
November 1, 2008 – November 30, 2008	—	—	—	3,000,000
December 1, 2008 – December 31, 2008	26,460	$19.51	—	3,000,000
Total	26,460	$19.51	—	3,000,000

1	All shares purchased in the three months ended December 31, 2008 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3 million are still available for repurchase. There were no purchases under this approval in the three months ended December 31, 2008. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6. EXHIBITS
A. Exhibits

Exhibit 2.1
Letter agreement dated as of December 3, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding amendment to Distribution Agreement (Incorporated by reference to Item 1.01 to Current Report on Form 8-K filed December 5, 2008)

Exhibit 2.2
Purchase Agreement dated as of October 1, 2008 between Hill-Rom Holdings, Inc. and Family Holding i Alvik AB regarding the sale of Liko Vårdlyft AB. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 2, 2008)

Exhibit 2.3
Purchase Agreement dated as of October 1, 2008 between Hill-Rom Holdings, Inc. and AM Holdings AB regarding the sale of Liko North American Corporation (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed October 2, 2008)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Charter of Audit Committee of Board of Directors

Exhibit 99.2	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: February 5, 2009	BY:	/S/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: February 5, 2009	BY:	/S/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Charter of Audit Committee of Board of Directors

Exhibit 99.2	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors