Form 10-Q
period 2009-03-31
Hill-Rom Holdings, Inc.
filed 2009-05-05
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes ☑               No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐               No ☐
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
Common Stock, without par value — 62,581,989 shares as of April 30, 2009.

HILL-ROM HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net Revenues
Capital sales	$219.6	$255.3	$455.6	$484.8
Rental revenues	117.7	119.9	233.3	231.8

Total revenues	337.3	375.2	688.9	716.6

Cost of Revenues
Cost of goods sold	133.2	150.3	279.7	286.8
Rental expenses	50.7	57.6	103.3	110.5

Total cost of revenues	183.9	207.9	383.0	397.3

Gross Profit	153.4	167.3	305.9	319.3

Other operating expenses	128.1	146.9	257.6	273.2
Impairment of goodwill and other intangibles (Note 4)	470.0	—	470.0	—
Special charges	17.8	—	17.8	2.3

Operating (Loss) Profit	(462.5)	20.4	(439.5)	43.8

Interest expense	(2.3)	(4.5)	(5.1)	(10.1)
Investment income and other, net	0.8	1.0	1.6	3.8

(Loss) Income from Continuing Operations Before Income Taxes	(464.0)	16.9	(443.0)	37.5

Income tax expense (Note 10)	1.8	7.5	8.6	15.7

(Loss) Income from Continuing Operations	(465.8)	9.4	(451.6)	21.8

Discontinued Operations

Income from discontinued operations	—	17.0	—	49.4

Net (Loss) Income	$(465.8)	$26.4	$(451.6)	$71.2

(Loss) income per common share from continuing operations — Basic	$(7.44)	$0.15	$(7.22)	$0.35
Income per common share from discontinued operations — Basic	—	0.27	—	0.79

Net (Loss) Income per Common Share — Basic	$(7.44)	$0.42	$(7.22)	$1.14

(Loss) Income per common share from continuing operations — Diluted	$(7.44)	$0.15	$(7.22)	$0.35
Income per common share from discontinued operations — Diluted	—	0.27	—	0.79

Net (Loss) Income per Common Share — Diluted	$(7.44)	$0.42	$(7.22)	$1.14

Dividends per Common Share	$0.1025	$0.2850	$0.2050	$0.5700

Average Common Shares Outstanding — Basic (thousands) (Note 11)	62,578	62,369	62,559	62,265

Average Common Shares Outstanding — Diluted (thousands) (Note 11)	62,578	62,566	62,559	62,476

Note:	Certain per share amounts may not accurately add due to rounding.

Note:	Condensed Consolidated Statements of Income for the quarterly and year-to-date periods ended March 31, 2008 include the Company’s former funeral service business as discontinued operations.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	March 31,	September 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$84.6	$221.7
Trade accounts receivable, net of allowances (Note 2)	326.3	395.1
Inventories (Note 2)	120.3	100.0
Deferred income taxes (Notes 1 and 10)	30.5	30.2
Other current assets	36.2	25.3

Total current assets	597.9	772.3

Equipment leased to others, net (Note 2)	163.3	171.4
Property, net (Note 2)	119.5	125.4
Investments and investment securities (Notes 1 and 7)	44.8	45.6
Goodwill (Notes 3 and 4)	80.9	422.5
Software and other intangibles, net (Notes 2 and 4)	147.1	129.1
Notes receivable, net of discounts	7.7	8.8
Other assets	10.5	14.8

Total Assets	$1,171.7	$1,689.9

Liabilities
Current Liabilities
Trade accounts payable	$72.4	$99.4
Short-term borrowings	125.9	122.6
Accrued compensation	65.5	84.8
Accrued product warranties (Note 13)	19.1	16.9
Accrued litigation (Note 15)	21.2	21.2
Other current liabilities	51.5	49.8

Total current liabilities	355.6	394.7

Long-term debt (Note 5)	99.5	100.2
Accrued pension and postretirement benefits (Notes 1 and 6)	71.5	40.5
Deferred income taxes (Notes 1 and 10)	8.0	16.4
Other long-term liabilities	57.1	55.5

Total Liabilities	591.7	607.3

Commitments and Contingencies (Note 15)

Shareholders’ Equity
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	113.5	111.2
Retained earnings	1,071.5	1,536.1
Accumulated other comprehensive loss (Note 8)	(47.3)	(4.2)
Treasury stock, at cost (Note 2)	(562.1)	(564.9)

Total Shareholders’ Equity	580.0	1,082.6

Total Liabilities and Shareholders’ Equity	$1,171.7	$1,689.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	March 31,	March 31,
	2009	2008
Operating Activities
Net (loss) income	$(451.6)	$71.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50.9	59.2
Impairment of goodwill and other intangibles	470.0	—
Accretion and capitalized interest on financing provided on divestiture	—	(1.0)
Investment loss (income)	0.1	(6.8)
Provision for deferred income taxes	(2.5)	(6.8)
Loss on disposal of property, equipment leased to others and intangible assets	2.0	2.4
Stock compensation	5.3	16.1
Loss on extinguishment of debt and termination of credit facility	—	3.2
Change in working capital excluding cash, current debt, prepaid pension costs, acquisitions and dispositions	3.8	57.7
Interest proceeds on seller financing	—	11.2
Other, net	12.0	(2.2)

Net cash provided by operating activities	90.0	204.2

Investing Activities
Capital expenditures and purchase of intangibles	(29.6)	(56.7)
Proceeds on sales of property and equipment leased to others	1.4	0.6
Acquisitions of businesses, net of cash acquired	(187.2)	—
Investment purchases and capital calls	—	(316.8)
Proceeds on investment sales/maturities	1.3	330.9
Principal proceeds from liquidation of preferred stock investment and seller financing note receivable	—	27.8

Net cash used in investing activities	(214.1)	(14.2)

Financing Activities
Change in debt	2.4	2.6
Debt issuance costs	—	(1.9)
Borrowings on revolver	—	250.0
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	—	(225.3)
Payment of cash dividends	(12.8)	(35.4)
Proceeds on exercise of options	—	10.5
Treasury stock acquired	(0.6)	(1.4)
Excess tax benefits	—	0.1
Cash transferred to Hillenbrand, Inc. in spin-off	—	(125.9)

Net cash used in financing activities	(11.0)	(126.7)

Effect of exchange rate changes on cash	(2.0)	1.1

Total Cash Flows	(137.1)	64.4

Cash and Cash Equivalents:
At beginning of period	221.7	81.5

At end of period	$84.6	$145.9

Note:	Condensed Consolidated Statements of Cash Flows for the year-to-date period ended March 31, 2008 are “as reported” and thus include cash flows from the Company’s former funeral services business.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Basis of Presentation
On March 31, 2008, the Company completed the spin-off of its funeral services business operating under the Batesville Casket name. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the funeral services business have been presented as discontinued operations for all periods presented in the Condensed Consolidated Statements of Income (Loss). The Condensed Consolidated Statements of Cash Flows are presented without separate classification of cash flows from the funeral services business for the six month period ended March 31, 2008. Unless otherwise noted, the Notes to Condensed Consolidated Financial Statements exclude information related to the funeral services business.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include the establishment of liabilities related to our accounts receivable reserves (Note 2), the impairment of intangibles (Note 4), income taxes (Note 10), accrued warranties (Note 13) and accrued litigation and self insurance reserves (Note 15), among others.
Investment Securities
At March 31, 2009, we had $43.1 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2008, we classified our investment securities as available-for-sale and recorded them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

During the first quarter of fiscal 2009, we received an enforceable, non-transferable right (the “Put”) from UBS Financial Services (“UBS”) that allows us to sell $26.9 million (par value) of our existing ARS at par value plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to June 30, 2010 at their discretion.
Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, we reported the Put at estimated fair value and recorded the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Condensed Consolidated Statements of Income (Loss). Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, during the first quarter of fiscal 2009 we reclassified the ARS related to the Put from “available-for-sale” to “trading” securities resulting in a reclassification of a previously unrealized loss into income. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss (“AOCL”)) are now also recorded as a component of “Investment income and other” within our Condensed Consolidated Statements of Income (Loss). We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our Condensed Consolidated Statements of Income (Loss), thereby reducing the volatility we might otherwise experience. At March 31, 2009, the $17.6 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in AOCL.
Currently, we intend, and believe we have the ability to hold these assets until market conditions are more favorable or the conditions of the Put are satisfied. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
The following table presents the activity related to our ARS and the Put during the six months ended March 31, 2009. Refer to Note 7 for information related to the determination of fair value related to these assets.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss

Balance at September 30, 2008	$44.9	$—	$—	$1.5	$—
Change in fair value prior to Put	(3.9)	—	—	3.9	—
Gain on receipt of Put	—	—	3.3	—	(3.3)
Transfer to trading securities	(23.4)	23.4	—	(3.4)	3.4
Change in fair value after Put	1.0	2.4	(2.3)	(1.1)	—
Sales or redemptions	(1.0)	(0.3)	—	(0.1)	—

Balance at March 31, 2009	$17.6	$25.5	$1.0	$0.8	$0.1

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
Recently Issued Accounting Standards
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures are required for all capitalized intangible assets as of the effective date. We are currently evaluating the potential impact of this pronouncement on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The objective of SFAS No. 161 is to have entities provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk related contingent features in their hedge positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements. The Company adopted SFAS No. 161 effective January 1, 2009. We have historically utilized derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates, interest rates, and commodity prices. These activities do not currently, nor have they historically, had a material effect on our financial position or results of operations. As such, the adoption of SFAS No. 161 did not have a significant impact on the Company’s disclosures presented herein.

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
In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008. As such, we will adopt these provisions beginning in our fiscal year 2010.
In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentration of risk of plan assets of our defined benefit pension plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, our fiscal year 2010.
In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 requires fair value measurements to be based on prices in “orderly” transactions, not distressed or forced transactions, when markets are not active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and although it cannot be applied retrospectively, the guidance can be adopted early and applied to periods ending after March 15, 2009. We did not adopt this provision as of March 31, 2009 and we are currently evaluating the potential impact of the provision on our consolidated financial statements.

2. Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	March 31,	September 30,
	2009	2008
Allowance for possible losses and discounts on trade receivables	$27.9	$25.9

Inventories:
Finished products	$64.1	$53.1
Raw materials and work in process	56.2	46.9

Total inventory	$120.3	$100.0

Accumulated depreciation of equipment leased to others and property	$545.3	$538.9

Accumulated amortization of intangible assets	$109.2	$98.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,581,925	62,508,934

Treasury shares	17,741,987	17,814,978
3. Acquisitions
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. The acquisition of Liko represents a direct connection to the Company’s mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care. The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The acquisition resulted in the recognition of $141.0 million of goodwill and $24.1 million and $15.8 million of amortizable and indefinite-lived intangible assets, respectively. The results of Liko are included in the Condensed Consolidated Financial Statements since the date of acquisition.
The following table summarizes the allocation of the purchase price of Liko as of March 31, 2009 (unaudited, in millions):

Goodwill	$141.0
Trade name	15.8
Customer relationships	15.1
Developed technology	7.3
Non-compete agreements	1.7
Net assets acquired	16.4
Deferred tax assets	0.7
Deferred tax liabilities	(7.6)

Total purchase price	$190.4

The purchase price allocation is preliminary and subject to adjustment based on estimations related to pre-acquisition contingencies and working capital and net debt adjustments, for which certain amounts are being retained in escrow.
Goodwill is not deductible for tax purposes and has been allocated to reporting units included in all three of our reportable segments based on projected cash flows. The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	Indefinite
Developed technology	7
Customer relationships	7
Non-compete agreements	5
Total revenues for 2008 on an unaudited pro forma basis, as if the Liko acquisition had been consummated at the beginning of our 2008 fiscal year, would have been higher by approximately $18.0 million and $36.0 million for the three and six month period ended March 31, 2008. The impact to net income on an unaudited pro forma basis would not have been significant to our financial results.
4. Impairment of Goodwill and Other Intangibles
Based on the results of goodwill and other intangible asset impairment testing as of March 31, 2009, the Company recorded an estimated impairment charge of $470 million in the second fiscal quarter of 2009. Any adjustment to this amount resulting from the completion of the measurement of the impairment charge will be recognized during the Company’s third quarter.
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. As a result of the decline in our market capitalization during the quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our most recent operating results, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of its normal third fiscal quarter test period.
As discussed in Note 14, the Company operates in three reportable business segments. Goodwill and other intangible impairment testing are performed at the reporting unit level, which is one level below a reportable business segment. The Company has determined that it has six reporting units. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
The goodwill impairment test involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires the Company to calculate an implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The Company estimated fair value of each reporting unit in step one based on discounted cash flows as well as a market approach that compared each reporting unit’s earnings and revenue multiples to those of comparable public companies. The reporting unit’s discounted cash flows require significant management judgment with respect to forecasted sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. Utilizing the Company’s weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in an implied fair value substantially in excess of the Company’s market capitalization. In order to reconcile the discounted cash flows and market approach fair values to the trading value of the Company’s common stock, the Company applied higher discount rates than its weighted average cost of capital to its discounted cash flows and utilized earnings and revenue multiples below the median of comparable public companies, reflecting the current equity risk premiums expected by a market participant. The reconciled fair values under both the discounted cash flows and market approach were substantially the same and resulted in three of the Company’s reporting units having a carrying value in excess of their fair value.
The second step required the Company to allocate the fair value of each reporting unit that failed the first step test to the fair value of each reporting unit’s net assets. The Company calculated the fair values of each reporting unit’s net assets, including obtaining third-party appraisals of significant tangible and intangible assets and the fair value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. Due to the fact that the Company was required to allocate a significant portion of fair value to unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists, but were not permitted to record these assets on the Company’s balance sheet, the resulting fair value allocated to implied goodwill was significantly lower than recorded goodwill resulting in the impairment charge.
The Company incurred an impairment of goodwill and other intangibles in each of its three reportable segments in the following amounts — North America Acute Care $292 million, North America Post-Acute $62 million and International and Surgical $116 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International reporting units. Due to the complexity of this process, the Company will not fully complete the measurement of the implied fair value of goodwill for each reporting unit until our third fiscal quarter and, accordingly, the goodwill impairment charge included in the Condensed Consolidated Statements of Income (Loss) for the three and six month periods ended March 31, 2009 represents an estimate.
5. Financing Agreements
Total debt consists of the following:

	March 31,	September 30,
	2009	2008

Outstanding finance credit lines	$9.3	$6.9
Revolving credit facility	90.0	90.0
Unsecured 4.50% debentures due on June 15, 2009	25.7	25.7
Unsecured 8.50% debentures due on December 1, 2011	49.8	50.4
Unsecured 7.00% debentures due on February 15, 2024	19.9	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.9	—

Total debt	225.4	222.8
Less current portion of debt	125.9	122.6

Total long-term debt	$99.5	$100.2

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been a material size to the overall business.
In 2004, we issued $250.0 million of 4.5 percent senior notes due 2009. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Upon completion of the tender offer, the related interest rate swaps were also terminated resulting in a gain of $4.4 million. A portion of this gain is being amortized over the life of the notes. At March 31, 2009, $25.7 million of the senior notes remain outstanding and are classified as current portion of debt as they mature in June 2009.
The retirement of debt discussed above was financed by $250.0 million of proceeds from borrowings under a Hillenbrand, Inc. (the parent company of the Company’s former funeral services business) revolving credit facility, which was put in place just prior to the spin-off of the funeral services business on March 31, 2008. Subsequent to its borrowing under its new credit facility, Hillenbrand, Inc. made a distribution of $250.0 million to the Company. The Company has no obligations under the Hillenbrand, Inc. facility.
Other unsecured debentures outstanding at March 31, 2009 have fixed rates of interest. We have deferred gains from the termination of previous interest rate swap agreements, and those deferred gains amounted to $3.6 million at March 31, 2009 and $4.1 million at September 30, 2008. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
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
As of March 31, 2009, we had outstanding borrowings of $90.0 million and undrawn letters of credit of $5.9 million under the five-year facility, leaving $404.1 million of borrowing capacity available under the facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008.
6. Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. All of our plans have a September 30 measurement date. The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents.

As discussed in Note 9, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and re-measurement of both the master defined benefit retirement plan and the postretirement health care plan. The impact of the remeasurement to each plan is outlined below.
Defined Benefit Retirement Plans
The weighted average assumptions used in the March 31, 2009 re-measurement of the master defined benefit retirement plan, shown with the comparative assumptions at September 30, 2008, were as follows:

	March 31,	September 30,
	2009	2008
Discount rate for obligation	7.4%	7.5%
Discount rate for expense	7.5%	6.5%
Expected rate of return on plan assets	7.5%	8.0%
Rate of compensation increase	4.0%	4.0%
The impact of the re-measurement on the master defined benefit retirement plan from the curtailment mentioned above, along with the current year activity of all Company sponsored defined benefit plans incurred during the six months ended March 31, 2009 is reflected below.

March 31,
2009
Change in benefit obligation:
Benefit obligation at beginning of period	$180.5
Service cost	2.0
Interest cost	6.6
Special termination benefits	1.3
Curtailment	1.5
Actuarial gain	(0.4)
Benefits paid	(2.8)

Benefit obligation at end of period	188.7

Change in plan assets:
Fair value of plan assets at beginning of period	145.1
Actual return on plan assets	(20.2)
Employer contributions	0.6
Benefits paid	(2.8)

Fair value of plan assets at end of period	122.7

Funded status and net amounts recognized	$66.0

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	2.9
Accrued pension benefits, long-term	63.1

Net amount recognized	$66.0

The components of net pension expense for our defined benefit retirement plans for the three and six month periods ending March 31, 2009 and 2008 were as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Service cost	$1.0	$2.4	$2.0	$4.5
Interest cost	3.3	6.0	6.6	12.0
Expected return on plan assets	(3.4)	(6.7)	(6.7)	(13.3)
Amortization of unrecognized prior service cost, net	0.2	0.3	0.3	0.7

Net periodic benefit cost	1.1	2.0	2.2	3.9
Curtailment loss	1.5	—	1.5	—
Special termination benefits	1.3	0.2	1.3	0.5
Allocated to discontinued operations	—	(1.0)	—	(2.0)

Net pension expense	$3.9	$1.2	$5.0	$2.4

Given the adverse performance of our plan assets, we expect increased contributions to fund the plan over the next several years. We are currently assessing several funding alternatives for 2009 and depending on which one is selected, we could fund up to $20 million. Future contributions will also be impacted based on these decisions.
Postretirement Health Care Plan
The postretirement health care plan was re-measured at March 31, 2009 in connection with the curtailment mentioned above.
The discount rate used to determine the benefit obligation for the postretirement health care plan at March 31, 2009 was 7.4 percent (compared to 7.5 percent at September 30, 2008). As of March 31, 2009, the health care cost trend rates remained unchanged from those rates disclosed in our 2008 Form 10-K.
The impact of the re-measurement on the benefit obligation, along with other current period activity of the postretirement health care plan during the six months ended March 31, 2009 was as follows:

March 31,
2009
Change in benefit obligation:
Benefit obligation at beginning of period	$6.9
Service cost	0.1
Interest cost	0.2
Special termination benefits	1.6
Actuarial gain	0.6
Benefits paid	(0.4)
Retiree contributions	0.1

Benefit obligation at end of period	$9.1

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.7
Accrued benefits obligation, long term	8.4

Net amount recognized	$9.1

The curtailment also resulted in a gain of $0.2 million related to unrecognized prior service costs. A one-percentage-point increase/decrease in the assumed health care cost trend rates as of March 31, 2009 would cause an increase/decrease in annual service and interest costs of $0.1 million, along with an increase/decrease in the benefit obligation of approximately $0.5 million.

The total postretirement health care benefit was $0.1 million and $0.1 million during the three and six month periods ended March 31, 2009 and total postretirement health care cost was $0.5 million and $1.1 million for the same periods ended March 31, 2008.
7. Fair Value of Financial Assets and Liabilities
Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities measured at fair value on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosures about fair value measurements. There was no impact to the Condensed Consolidated Financial Statements as a result of this adoption. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2010.
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
The following table summarizes the Company’s financial assets and liabilities included in its Condensed Consolidated Balance Sheet, measured at fair value on a recurring basis as of March 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$45.9	$45.9	$—	$—
Trading securities	25.5	—	—	25.5
Foreign exchange contracts	0.8	—	0.8	—
Available-for-sale marketable securities	17.6	—	—	17.6
Put rights	1.0	—	—	1.0

Total assets at fair value	$90.8	$45.9	$0.8	$44.1

Level 3 assets include the Company’s investments in ARS and a related Put right. See Note 1 for further information regarding these Level 3 assets at March 31, 2009.

While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At March 31, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 1 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to March 31, 2009.
8. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations to be included in comprehensive income.
The composition of other comprehensive (loss) income at March 31, 2009 and 2008 is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Net (loss) income	$(465.8)	$26.4	$(451.6)	$71.2

Unrealized losses on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	0.6	(0.3)	(2.1)	2.0
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	—	(1.4)	2.7	(4.9)

Net unrealized gain (loss)	0.6	(1.7)	0.6	(2.9)

Foreign currency translation adjustment, net-of-tax	3.4	5.0	(26.8)	6.0

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	(16.9)	(10.1)	(16.9)	(9.6)

Total comprehensive (loss) income	$(478.7)	$19.6	$(494.7)	$64.7

9. Special Charges
During the second quarter of fiscal 2009, we announced a plan to manage our cost structure through consolidation of certain manufacturing and selected back office operations, redeployment of U.S. sales and service resources to increase our customer presence and support; a further reduction in non-sales, non-research and development, discretionary spending; a voluntary early retirement program and involuntary job eliminations to reflect lower capital equipment demand and productivity improvements.
The plan is expected to impact approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce and led to a charge of approximately $9.9 million during the second quarter related to severance and early retirement packages. Additionally, post retirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Refer to Note 6 for further details on the impact of these actions on our retirement and postretirement benefit plans. Asset impairment and other charges of approximately $3.7 million were also recorded in conjunction with these actions. We expect the plan will generally be completed by the end of fiscal 2009 and additional costs associated with these actions of up to $2 million are expected to be incurred in the third quarter. The charge related to severance and early retirement packages will result in cash expenditures that will be paid over the next two years.

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
Activity related to these actions during fiscal 2009 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30, 2008	Expenses	Cash Payments	Reversals	March 31, 2009

Fiscal Year 2009
Q2 Action — Restructuring	$—	$9.9	$(0.9)	$—	$9.0

Fiscal Year 2008
Q1 Action — Line Relocation	$0.3	$—	$(0.3)	$—	$—
Q4 Action — Worldwide Streamlining	5.2	—	(4.0)	—	1.2
Q4 Action — MEMS Restructuring	0.7	—	(0.2)	—	0.5

Total Fiscal Year 2008	$6.2	$—	$(4.5)	$—	$1.7

10. Income Taxes
The effective tax rate for the three and six months ended March 31, 2009 is unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rate for the three and six month periods ended March 31, 2009 are negative 0.4 percent and negative 1.9 percent compared to 44.4 percent and 41.9 percent for the comparable periods in the prior year. The tax rates for all periods were also impacted by certain discrete tax items.

The rate for the three months ended March 31, 2009 was unfavorably impacted in the quarter by discrete period tax expense of $0.8 million. This compares to $1.8 million of discrete period expense items recognized in the same period of fiscal 2008 which related primarily to the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves.
Through the first six months of our fiscal 2009 we have recorded $0.5 million of discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit. This compares to the first six months of fiscal 2008 when we recorded $1.1 million of discrete tax expenses related primarily to the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves.
11. Earnings per Common Share
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 6.7 million and 5.2 million for the three and six month periods ended March 31, 2009 and 2.1 million and 1.8 million for the comparable periods of fiscal year 2008. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the three and six months ended March 31, 2009, as a result of our loss and to avoid dilution of the loss, our basic and diluted earnings per share are identical.
Earnings per share is calculated as follows (share information in thousands, except per share data):

	Quarterly Period Ended		Year-to-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Net (loss) income from continuing operations	$(465.8)	$9.4	$(451.6)	$21.8
Net income from discontinued operations	—	17.0	—	49.4

Net (loss) income	$(465.8)	$26.4	$(451.6)	$71.2

Average shares outstanding — Basic	62,578	62,369	62,559	62,265
Add potential effect of exercise of stock options and other unvested equity awards	—	197	—	211

Average shares outstanding — Diluted	62,578	62,566	62,559	62,476

Net (loss) income per common share from continuing operations — Basic	$(7.44)	$0.15	$(7.22)	$0.35
Net income per common share from discontinued operations — Basic	—	0.27	—	0.79

Net (loss) income per common share — Basic	$(7.44)	$0.42	$(7.22)	$1.14

Net (loss) income per common share from continuing operations — Diluted	$(7.44)	$0.15	$(7.22)	$0.35
Net income per common share from discontinued operations — Diluted	—	0.27	—	0.79

Net (loss) income per common share — Diluted	$(7.44)	$0.42	$(7.22)	$1.14

12. Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $1.8 million and $3.5 million for the three and six month periods ended March 31, 2009 and $5.6 million and $6.6 million for the comparable periods of fiscal year 2008.

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
A reconciliation of changes in the warranty reserve for the quarterly periods covered in this report is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Balance at beginning of period	$20.8	$18.7	$16.9	$19.8
Provision for warranties during the period	2.3	4.3	5.2	8.8
Effect of acquisition	1.1	—	6.5	—
Warranty claims during the period	(5.1)	(4.7)	(9.5)	(10.3)

Balance at end of period	$19.1	$18.3	$19.1	$18.3

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
In conjunction with our acquisition, separation and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. Representations and warranties that survive closing generally survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
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

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues:
North America Acute Care	$188.6	$230.9	$392.1	$442.2
North America Post-Acute Care	48.9	48.0	99.3	96.1
International and Surgical	100.8	97.0	199.7	180.5
Total eliminations	(1.0)	(0.7)	(2.2)	(2.2)

Total revenues	$337.3	$375.2	$688.9	$716.6

Divisional income:
North America Acute Care	$44.6	$61.7	$91.4	$112.1
North America Post-Acute Care	13.5	13.2	28.3	26.5
International and Surgical	17.0	11.6	27.8	21.6
Functional costs	(49.8)	(66.1)	(99.2)	(114.1)

Total divisional income	25.3	20.4	48.3	46.1

Impairment of goodwill and other intangibles	(470.0)	—	(470.0)	—
Special charges	(17.8)	—	(17.8)	(2.3)

Operating (loss) profit	(462.5)	20.4	(439.5)	43.8

Interest expense	(2.3)	(4.5)	(5.1)	(10.1)
Investment income and other, net	0.8	1.0	1.6	3.8

(Loss) income from continuing operations before income taxes	$(464.0)	$16.9	$(443.0)	$37.5

15. Commitments and Contingencies
Batesville Casket Antitrust Litigation
As summarized in more detail below, the District Judge recently denied class certification in both the Funeral Consumers Alliance, Inc. (“FCA”) and Pioneer Valley Casket Co. (“Pioneer Valley”) lawsuits. The FCA plaintiffs have petitioned the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. The Pioneer Valley plaintiffs did not seek leave to appeal, and pursuant to a stipulation among the parties, the District Court has dismissed the Pioneer Valley Action. The dismissal was with prejudice, which means that these plaintiffs cannot refile these claims again.
On May 2, 2005, FCA and several individual consumers filed a purported class action antitrust lawsuit (“FCA Action”) against three national funeral home businesses, Service Corporation International (“SCI”), Alderwoods Group, Inc. (“Alderwoods”), and Stewart Enterprises, Inc. (“Stewart”) together with the Company, and its former Batesville Casket Company, Inc. (“Batesville”) subsidiary, now wholly-owned by Hillenbrand, Inc., in the United States District Court for the Northern District of California. The lawsuit was subsequently transferred to the United States District Court for the Southern District of Texas (Houston, Texas) (“Court”) in response to defendants’ motion for transfer. This lawsuit alleges a conspiracy to suppress competition in an alleged market for the sale of caskets through a group boycott of so-called “independent casket discounters,” that is, third-party casket sellers unaffiliated with licensed funeral homes; a campaign of disparagement against these independent casket discounters; and concerted efforts to restrict casket price competition and to coordinate and fix casket pricing, all in violation of federal antitrust law and California’s Unfair Competition Law. The lawsuit claims, among other things, that Batesville’s maintenance and enforcement of, and alleged modifications to, its long-standing policy of selling caskets only to licensed funeral homes were the product of a conspiracy among Batesville, the other defendants and others to exclude “independent casket discounters” and that this alleged conspiracy, combined with other alleged matters, suppressed competition in the alleged market for caskets and led consumers to pay higher than competitive prices for caskets. The FCA Action alleges that two of Batesville’s competitors, York Group, Inc. and Aurora Casket Company, are co-conspirators but did not name them as defendants. The FCA Action also alleges that SCI, Alderwoods, Stewart and other unnamed co-conspirators conspired to monopolize the alleged market for the sale of caskets in the United States.

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
In addition to the consumer lawsuits discussed above, on July 8, 2005 Pioneer Valley, an alleged casket store and Internet retailer, also filed a purported class action lawsuit (“Pioneer Valley Action”) against Batesville, the Company, SCI, Alderwoods, and Stewart in California District Court on behalf of the class of “independent casket distributors,” based on essentially the same factual allegations as in the consumer cases. The Pioneer Valley complaint was also transferred to the Southern District of Texas but was not consolidated with the FCA Action. On October 21, 2005, Pioneer Valley filed an amended complaint adding three new plaintiffs, each of whom purported to be a current or former “independent casket distributor.” Like Pioneer Valley’s original complaint, the amended complaint alleged violations of federal antitrust laws based on the defendants’ alleged conspiracy to boycott and suppress competition in the alleged market for caskets, and other alleged anticompetitive conduct. On October 25, 2006, the district court denied the defendants’ motions to dismiss the amended Pioneer Valley complaint.
The Pioneer Valley plaintiffs sought certification of a class of independent casket distributors in the United States who are presently in business or were in business any time from July 8, 2001, to the present.
Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. While the Court’s decision was pending on the class certification motions, the Court stayed both cases pending resolution of class certification. On November 24, 2008, a Magistrate Judge in the Court recommended that the motions for class certification in both cases be denied. On March 26, 2009, the District Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases. The FCA plaintiffs have petitioned the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. If the petition or a subsequent appeal is denied, the named plaintiffs in the FCA Action may still pursue their individual claims. The Court may stay proceedings pending disposition of any appeal of the order denying class certification.
The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification, and on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice. Neither the Company nor Batesville provided any payment or consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs, rather than pursuing plaintiffs for costs.

Plaintiffs in the FCA Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent. Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if the case goes to trial the plaintiffs are likely to claim additional alleged damages for the periods between their reports and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they may make. The defendants are vigorously contesting both liability and the plaintiffs’ damages theories.
If the Court of Appeals reverses the District Court and a class is certified in the FCA Action and if the FCA plaintiffs prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to plaintiffs’ allegations and damage theories, and that the District Court properly denied class certification. In accordance with applicable accounting standards, we have not established a loss reserve for any of these cases.
Related Civil Investigative Demands
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We were informed that approximately 26 state attorneys general offices were participating in the joint investigation, although more could join. We are cooperating with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of a Distribution Agreement with Hillenbrand, Inc., Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation.
Office of Inspector General Investigation
On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. The investigation is focused on claims for payment for certain support surfaces used by home care patients. On September 18, 2008, we were informed by the United States Attorney’s Office that the investigation was precipitated by the filing in 2005 of a qui tam “whistleblower” complaint. A qui tam action is a civil lawsuit brought by an individual on behalf of the government under the False Claims Act. Once the complaint is filed with the court under seal, the Department of Justice investigates the allegations and has the right to intervene and in effect take over the prosecution of the lawsuit if it believes the allegations warrant. This particular complaint was filed in the United States District Court for the Eastern District of Tennessee. Although the complaint has been only partially unsealed at this point, we know that the plaintiffs seek recovery of unspecified damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for the provision of certain support surfaces used by home care patients. At this point, the government has not yet reached an intervention decision and is continuing its investigation. We have not yet been formally served in this case, nor has the entire complaint been unsealed. In the event that this matter were to proceed to litigation, if it were found that we had failed to comply with applicable laws and regulations, we could be subject to substantial fines or penalties and possible exclusion from participation in federal health care programs. At this time, we are continuing to cooperate with the government’s investigation.

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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of March 31, 2009 we have retained a $21.2 million litigation accrual associated with the opt-outs.
HRDI Investigation
During our fiscal years 2005 and 2006, we received and responded to civil subpoenas from the Offices of the Connecticut and Illinois Attorneys General seeking documents and information related to their investigations of the Healthcare Research & Development Institute, LLC (“HRDI”), a health care trade organization, of which we were a corporate member. On January 25, 2007, the Connecticut Attorney General’s Office announced a settlement with HRDI and its hospital Chief Executive Officer members, at the same time announcing that the investigation is ongoing as to supplier members and others. The investigations appear to concern whether HRDI supplier members had influence over hospitals represented among HRDI’s Chief Executive Officer members. We have cooperated with both investigations, and no claims have been filed against us.
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
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our 2008 Form 10-K.
Industry Trends and Strategic Plan
In our 2008 Form 10-K, we described our key strategic initiatives over the 2009-2011 timeframe to support our goals of growing our annual revenue by an average of eight to twelve percent, including six to eight percent through organic means and two to four percent through strategic acquisitions, and growing our annual operating income by an average of twelve to fifteen percent. Since the last half of our first fiscal quarter our progress against our financial objectives has been adversely impacted by unprecedented economic pressures being faced by U.S. hospitals and other health care institutions that have resulted in material reductions in capital spending. In addition, during the second half of our second quarter we also began to see signs of softening capital expenditures in Europe and expect this could continue into other parts of the world. While we can not predict the significance of the economic impact on domestic and international capital spending, the timing of the economic recovery or when hospitals will return to more normalized capital acquisition behavior, we feel we will be well positioned to resume our predicted long term growth rates in sales and profitability once the underlying fundamentals of demand for our products are restored.

In response to these uncertainties, we have taken a number of actions to better balance our capacity with demand, as well as to continue to reduce the overall cost structure of our business as outlined below. We remain committed to our new product development efforts and continue to make selective investments in our sales channels. During the second quarter we continued our integration of Liko’s product platforms, business processes, engineering capabilities, clinical services and sales channels with our established brands, products, and sales and service organizations across all of our segments.
As part of our commitment to new product development, we have refined our strategies and plans for execution in research and development and innovation. We changed the top two layers of our organization early in the fiscal year to improve speed and execution. We have recently expanded our commitment and allocation of resources in Singapore, where we enjoy engineering cost advantage, including local government incentives. We have also eliminated most of our outside temporary and contracted resources and brought the work inside, at a significant savings as well. We are working much more extensively with outside development partners to share the development risk and increase our access to enabling technologies. Our technology platforming efforts are progressing, although we are taking a more incremental, and less risky, approach to platforming. Finally and through a combination of the above, we plan to reduce our total research and development spend, including capitalized software, by about eight to ten percent compared to 2008. We believe we have a strong product pipeline that will improve sales momentum when normal buying patterns return.
Other significant strategic activities undertaken or continuing during the second quarter include:
Differentiate Our Core North America Acute Care Business.
•	We have continued to invest in areas that are critical to our long term growth and areas we believe will help us emerge successfully from the current economic environment and industry conditions and resume our targeted sales and earnings growth trajectory. We have enhanced our sales channels through redeployment of our sales and services resources to increase our presence with customers. In addition, we continue to invest in product innovation and research and development in areas that we expect to have a long term return while ensuring patient safety remains a primary focus. Recent product launches include the Elements headwall system, a flexible and adaptable headwall system designed to bring electric power, data and gases to the patient care arena, as well as the VersaCare® P500 wound care surface designed to improve removal of excess heat and moisture from the surface for cooler, dryer skin.
•	In April, we announced a strategic development arrangement with TeleTracking Technologies, Inc. (“TeleTracking”) to invest in and commercialize the next generation of patient flow and nurse communication solutions designed to enhance efficiency, improve patient safety and integrate communications within the health care environment. In addition, Hill-Rom and TeleTracking have established a joint sales and marketing arrangement to leverage the combined market reach of the two companies as they take patient flow and nurse communications solutions to market. As part of the agreement, and subject to certain customary closing conditions, TeleTracking will purchase the assets and assume the employees who currently support Hill-Rom’s Patient Flow product line, thereby bringing the complete work flow solution into TeleTracking’s software and service offerings. This will allow for each company to focus on and leverage its core competencies and support the companies’ commitment to pursue initiatives and opportunities that leverage their combined strengths in delivering greater value to hospital customers. The development and joint sales and marketing arrangements are not contingent upon the closing of the asset sale. All Hill-Rom employees focused on the Patient Flow product line will remain with the patient flow business upon completion of the sale, helping to ensure a smooth transition for Hill-Rom clients and the employees impacted.

•	We continue to work with our customers to offer and develop leasing and financing solutions that alleviate some of the capital pressure felt by U.S. hospitals and other health care organizations. These programs are designed to utilize our strong capital position and to provide our customers and patients access to Hill-Rom® technology earlier than might otherwise be possible under current conditions.
•	As previously announced, we have continued to implement our plan to restore growth and improve the profitability of our Medical Equipment Management Services (“MEMS”) business during our second quarter of fiscal 2009. Implementation of the plan has included a more strategic focus on customers, a limited rationalization in the current service center footprint to align and consolidate resources and better serve our customers and the rationalization and disposal of select assets and asset groups. The implementation of this plan, along with the more aggressive management of capital expenditures, has resulted in improved gross margins and increased cash flows for this business, despite a planned reduction in revenue.
Achieve a Leadership Position in our Post-Acute Care Business.
•	As we seek to increase our presence across the North America care continuum, we have made investments in new products, new business models and improved business systems that we believe will enable us to profitably participate in the large and growing home care and extended care segments. The Hill-Rom® 80 all-electric bed is the most recent example, launched in April 2009, developed for and specifically focused on the Extended Care market.
•	Our Respiratory Care and Home Care business units have continued their strong growth. Changes made in fiscal 2008 in sales channel, product offering and account development have continued to deliver strong results. Respiratory Care has been gaining strength in Acute Care with a distribution partnership with Tri-anim and also with an international growth focus. In addition, Respiratory Care recently received Medicare reimbursement coverage on neuromuscular disease states. Our Home Care business continues to rapidly increase sales of Hill-Rom products directly to consumers.
•	We also continue to focus on process improvement with Six Sigma tools and training and process improvement events that are yielding bottom line results. During the quarter, third party accounts receivable collections were consolidated into one location in St. Paul, Minnesota to drive efficiency and effectiveness.
Expand our International and Surgical Business
•	We have continued to successfully leverage our existing European Acute Care sales channel capacity to increase sales volume as well as integrate Liko™ patient lifts into our Acute Care sales channel. These volume increases, which have generally been offset by the negative impact of currency movements, have been made without adding significant overhead or cost.
•	We have achieved incremental growth in under-penetrated regions and leveraged additional channel capacity. Through the end of the second quarter, the demand for frames and surfaces in selected countries in Latin America, Asia, and the Middle East appears to not have been significantly impacted by the global economic downturn and we have experienced strong growth, particularly in Latin America.

Improve Gross Margins and Realize Operating Expense Efficiencies.
•	We continue to execute strategies to mitigate cost pressures and the impact of the global economic environment. We have various ongoing continuous improvement initiatives underway in our Batesville, Indiana and Pluvigner, France manufacturing facilities, and we also continue to focus on centralization of our global supply chain, and increased utilization of low cost region manufacturing and sourcing. We also have various workstreams aimed at a reduction in discretionary and operational spending that have resulted in significant reductions during the first half of our fiscal year.
•	Implementation of a new universal manufacturing line in Pluvigner, France is complete and has provided greater than 20 percent improvements in labor productivity.
•	A key element of our strategy over the past 24-36 months continues to be the revitalization of our rental business. Margins in this area of our business continue to accelerate due to a combination of initiatives. Our recent launches of innovative products, including the Total Care® Bariatric Plus and Envision® wound therapy product, have yielded revenue growth and margin expansion. In addition, as a result of the continuous improvement culture within our service fulfillment operations, we have continued to achieve productivity gains. Finally, we have also achieved positive results from our customer partnering initiatives, which allow us to meet customer needs at a lower cost.
•	Our Monterrey, Mexico facility continues to perform well with our first two product lines fully operational. Fiscal 2009 first half output was more than double the output during the same period in 2008. Conversion costs on lines transferred to Monterrey versus pre-transfer levels are 50 percent better. Second half efforts are focused on completion of supply base localization efforts as well as transition of the next product line into the Monterrey facility.
•	On January 14, 2009, we announced a plan to manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. These actions are in various stages of execution, but are expected to result in annual savings of $12 to $14 million when completed. For additional information related to the January actions, see Note 9 included in our Notes to Condensed Consolidated Financial Statements.
•	During August of 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. The process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions. The implementation of this restructuring plan was substantially completed by the end of our first fiscal quarter and we have begun to see a favorable impact on our operational results.

Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Quarterly Period Ended			Year-To-Date Period Ended
	March 31,	March 31,		March 31,	March 31,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Revenues:
Capital sales	$219.6	$255.3	(14.0)	$455.6	$484.8	(6.0)
Rental revenues	117.7	119.9	(1.8)	233.3	231.8	0.6

Total Revenues	$337.3	$375.2	(10.1)	$688.9	$716.6	(3.9)

Consolidated revenues for the second quarter of 2009 decreased $37.9 million, or 10.1 percent, compared to the second quarter of 2008. On a constant currency basis, sales decreased by $21.4 million, or 5.7 percent. Fluctuations in revenues during the quarter were largely driven by volume changes, as discussed below, as pricing has been relatively stable across all segments.
•	Capital sales decreased $35.7 million, or 14.0 percent, including the unfavorable impact of foreign exchange rates of $13.2 million. On a constant currency basis, capital revenues have decreased 8.8 percent. The main driver of this decrease was significant declines in North America Acute Care capital sales resulting from the continued postponement and reductions in capital spending by our U.S. hospital customers. We also began to see some softening in capital spending by our customers in Europe. These declines were offset by incremental revenue from our Liko products, higher volumes from our new NaviCare® Nurse Call software and strong growth in Latin America, the Middle East and Asia. Our Post-Acute home care business also experienced strong capital sales growth during the quarter.
•	Rental revenues decreased $2.2 million, or 1.8 percent, including the unfavorable impact of foreign exchange rates of $3.3 million. On a constant currency basis, rental revenues have increased slightly despite a very weak influenza season, especially in comparison to prior year. Rental revenues in North America Acute Care remained stable as a result of continued fleet investments and roll-outs of new products introduced last year, including Bariatric frames and the Envision® wound surface. This was partially offset by Post-Acute Care experiencing lower extended care revenue due to a loss of contracted business during the second and third quarters of our 2008 fiscal year.
Consolidated revenues for the six month period ended March 31, 2009 decreased $27.7 million, or 3.9 percent, compared to the same period in 2008. On a constant currency basis, sales decreased by $1.1 million, or 0.2 percent. As with our second quarter, revenue fluctuations during the first half of our year were largely driven by volume changes as pricing has been relatively stable across all segments.
•	Capital sales decreased $29.2 million, or 6.0 percent, including the unfavorable impact of foreign exchange rates of $20.7 million. On a constant currency basis, capital revenues have decreased 1.8 percent. The main driver of this decrease was North America Acute Care capital sales, where we saw continued unfavorable volumes resulting from the tightening in provider capital spending budgets in the U.S. that began during the later half of our fiscal first quarter. These declines were offset by incremental revenue from our Liko products, higher volumes from our new NaviCare® Nurse Call software, and strong growth in Latin America and the Middle East as well as our Post-Acute respiratory and home care businesses.

•	Rental revenues increased $1.5 million, or 0.6 percent, including the unfavorable impact of foreign exchange rates of $5.9 million. On a constant currency basis, rental revenues have increased 3.2 percent. The increase in rental revenues was mainly due to North America Acute Care growth in the therapy rental revenues led by new product offerings.
Consolidated Gross Profit

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
(Dollars in millions)	2009	2008	2009	2008
Gross Profit
Capital sales	$86.4	$105.0	$175.9	$198.0
% of Related Revenues	39.3%	41.1%	38.6%	40.8%

Rental revenues	$67.0	$62.3	$130.0	$121.3
% of Related Revenues	56.9%	52.0%	55.7%	52.3%

Total Gross Profit	$153.4	$167.3	$305.9	$319.3
% of Related Revenues	45.5%	44.6%	44.4%	44.6%

Consolidated gross profit for the second quarter of 2009 declined by $13.9 million, or 8.3 percent, from the prior year quarter; but increased as a percentage of sales from 44.6 percent to 45.5 percent as outlined above.
•	Capital sales gross profit decreased $18.6 million, or 17.7 percent, due to lower volumes within our North America Acute Care segment. Offsetting this decrease was the effect of the Liko acquisition during the quarter and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales decreased during the quarter by 180 basis points (where one basis point equals one one-hundredth of a percentage) to 39.3 percent. The decline was largely due to unfavorable geographic and product mix and a $1.0 million impact from the step-up of acquired Liko inventories sold during the quarter. This Liko inventory step-up impact will not repeat in the future.
•	Rental revenue gross profit increased $4.7 million, or 7.5 percent, led by strong therapy rental revenues within our North America Acute Care segment. Gross margin for rental revenues increased 490 basis points to 56.9 percent related to the higher margins on recent product introductions, continued strong leverage and profitability improvements of our field service network and lower depreciation.
Consolidated gross profit for the six month period ended March 31, 2009 decreased $13.4 million, or 4.2 percent, from the prior year six month period; and as a percentage of sales was essentially flat.
•	Capital sales gross profit decreased $22.1 million, or 11.2 percent, due to lower volumes within our North America Acute Care segment as outlined above. Offsetting this decrease was the effect of the Liko acquisition during the first half of our fiscal year and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales also decreased during the quarter, dropping 220 basis points to 38.6 percent. The decline was largely due to unfavorable geographic and product mix as well as a $2.9 million impact from the step-up of acquired Liko inventories sold during the year. The Liko inventory step-up impact will not repeat in the future.

•	Rental revenue gross profit increased $8.7 million, or 7.2 percent, led by strong therapy rental revenues within our North America Acute Care segment as mentioned above. Gross margin for rental revenues increased 340 basis points to 55.7 percent related to the higher margins on recent product introductions, strong leverage and profitability improvements of our field service network and the effects of lower deprecation on our rental fleet.
Other

	Quarterly Period Ended			Year-To-Date Period Ended
	March 31,	March 31,		March 31,	March 31,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change

Other operating expenses	$128.1	$146.9	(12.8)	$257.6	$273.2	(5.7)
Percent of Total Revenues	38.0%	39.2%		37.4%	38.1%

Impairment of goodwill and other intangibles	$470.0	$—	n/a	$470.0	$—	n/a
Special charges	$17.8	$—	n/a	$17.8	$2.3	n/a

Interest expense	$(2.3)	$(4.5)	(48.9)	$(5.1)	$(10.1)	(49.5)
Investment income	0.7	3.0	(76.7)	1.6	5.8	(72.4)
Other	0.1	(2.0)	(105.0)	—	(2.0)	(100.0)

Other income/ (expense)	$(1.5)	(3.5)	n/a	$(3.5)	(6.3)	n/a

Other operating expenses decreased $18.8 million for the second quarter of 2009 compared to the same prior year period. As a percentage of revenues, other operating expenses declined 120 basis points. The decline is a result of job elimination actions, volume-related compensation savings and other general and administrative cost reduction activities aimed at reducing core operating expenses. In addition, prior year operating expenses included $7.3 million of separation-related costs, including a stock modification charge. These declines were also due in part to a favorable impact of foreign exchange rates of $3.1 million, offset by incremental expenses related to Liko. Other operating expenses related to Liko were $8.3 million during the second quarter.
Year-to-date, other operating expenses decreased $15.6 million for the six month period ended March 31, 2009 compared to the same period in the prior year. The primary reasons for the reduction for the half year are consistent with those mentioned above related to the second quarter. These declines were offset by a favorable impact of foreign exchange rates of $5.1 million, and by incremental expenses related to Liko of $16.2 million for the half year.
During our second quarter of 2009, we recorded a $470 million impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our most recent operating results. The significance of the charge is reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which are used to reduce the value of our goodwill when calculating the impairment charge. For further information regarding the charge, refer to Note 4 to the Condensed Consolidated Financial Statements.
Special charges of $17.8 million were recognized during the second quarter of 2009. On January 14, 2009, we announced a plan to aggressively manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. The plan resulted in a charge of approximately $9.9 million during the quarter related to severance and early retirement packages. Additionally, post retirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs associated with those actions were also taken in the amount of $3.7 million.

Special charges of $2.3 million were recognized in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of our manufacturing organization related to the transfer of processes to Mexico, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately 15 other positions were eliminated in a related action in an effort to better align fixed manufacturing costs. See Note 9 to the Condensed Consolidated Financial Statements for more information pertaining to these actions.
Interest expense decreased during the second quarter of 2009 by 48.9 percent compared to the prior-year quarter. This relates primarily to a reduction of debt in the prior year of $224.3 million in connection with the spin-off of the funeral services business, partially offset by additions of $90.0 million of borrowings related to the acquisition of Liko. Lower interest rates in the current year also contributed to the lower interest expense year over year. Investment income decreased from $3.0 million in the second quarter of 2008 to $0.7 million in the second quarter of 2009 due primarily to lower on-hand cash balances and lower interest rates in the current year. Other expense was essentially flat quarter over quarter.
The effective tax rate for the three and six months ended March 31, 2009 is unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rates for the three and six month periods ended March 31, 2009 are negative 0.4 percent and negative 1.9 percent compared to 44.4 percent and 41.9 percent for the comparable periods in the prior year. The tax rates for all periods were also impacted by certain discrete tax items.
The rate for the three months ended March 31, 2009 was unfavorably impacted in the quarter by discrete period tax expense of $0.8 million. This compares to $1.8 million of discrete period expense items recognized in the same period of fiscal 2008 which related primarily to the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves.
Through the first six months of our fiscal 2009 we have recorded $0.5 million of discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit. This compares to the first six months of fiscal 2008 when we recorded $1.1 million of discrete tax expenses related primarily to the establishment of additional valuation allowances on our foreign tax credit carryforwards and the accrual of additional tax reserves.
The effective tax rate without the non-deductible impairment charge or discrete tax expenses was 36.3 percent and 38.9 percent for the six months ending March 31, 2009 and 2008, respectively with the lower rate in fiscal 2009 related primarily to the reinstatement of the research and development tax credit and a more favorable foreign rate differential.
Income from Continuing Operations
Loss from continuing operations was $465.8 million in the second quarter of fiscal 2009 compared to income of $9.4 million in the prior year quarter. Year-to-date loss from continuing operations was $451.6 million in 2009, compared to income of $21.8 million in the prior year comparable period. This equates to diluted loss per share from continuing operations of $7.44 and $7.22 for the three and six month periods of 2009 compared to diluted earnings per share from continuing operations of $0.15 and $0.35 per share for the comparable periods of 2008.

Business Segment Results of Operations

	Quarterly Period Ended			Year-To-Date Period Ended
	March 31,	March 31,		March 31,	March 31,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Revenues:
North America Acute Care	$188.6	$230.9	(18.3)	$392.1	$442.2	(11.3)
North America Post-Acute Care	48.9	48.0	1.9	99.3	96.1	3.3
International and Surgical	100.8	97.0	3.9	199.7	180.5	10.6
Total eliminations	(1.0)	(0.7)	42.9	(2.2)	(2.2)	—

Total revenues	$337.3	$375.2	(10.1)	$688.9	$716.6	(3.9)

Divisional income:
North America Acute Care	$44.6	$61.7	(27.7)	$91.4	$112.1	(18.5)
North America Post-Acute Care	13.5	13.2	2.3	28.3	26.5	6.8
International and Surgical	17.0	11.6	46.6	27.8	21.6	28.7
Functional costs	(49.8)	(66.1)	(24.7)	(99.2)	(114.1)	(13.1)

Total divisional income	$25.3	$20.4	24.0	$48.3	$46.1	4.8

Reconciling differences between total divisional income and (loss) income from continuing operations include the impairment of goodwill and other intangibles, special charges and other income/expense.
North America Acute Care
North America Acute Care revenues decreased $42.3 million, or 18.3 percent, in the second quarter of 2009 compared to the second quarter of 2008, including unfavorable exchange rates of $4.3 million. Capital sales revenues declined $42.0 million, or 25.6 percent, including unfavorable exchange rates of $3.4 million. The decrease was due to lower volumes directly resulting from continued significant postponements and reductions in capital spending by our U.S. hospital customers. Despite overall volume reductions, we continued to experience higher volumes from our information technology products, namely our new NaviCare® Nurse Call software, along with incremental capital sales revenues of Liko™ patient lifts. Rental revenues decreased slightly by $0.3 million, or 0.4 percent, in comparison to the second quarter of 2008, but increased slightly on a constant currency basis. Growth of our therapy rental revenues continued in the second quarter, despite a relatively weak influenza season, led by new product offerings in our rental fleet including our bariatric bed frames and wound surface products. These increases were offset by lower rentals of our moveable medical equipment due mainly to our previously announced rationalization.
For the six month period ended March 31, 2009, North America Acute Care revenues decreased $50.1 million, or 11.3 percent, compared to the prior year same period, including unfavorable exchange rate movements of $6.4 million. Capital sales revenues decreased $54.7 million, or 17.2 percent, while rental revenues were higher by $4.6 million, or 3.6 percent. Fluctuations in total revenue for the first six months of our fiscal year compared to the first six months of fiscal 2008 were generally consistent with those described above for our second quarter.
Divisional income for North America Acute Care decreased $17.1 million, or 27.7 percent, in the second quarter of 2009 compared to the prior year same period. Capital gross profit was down on a percentage basis somewhat in excess of revenues on unfavorable product mix, and also on the impact of lower Liko margins associated with the step-up of acquired inventories sold in the quarter. Rental gross profit improved due to new product margins, increased leverage of our field services infrastructure, cost improvement initiatives and lower rental depreciation. Other operating expenses improved by $1.2 million from the same period in the prior year, despite the impact of Liko and related integration costs incurred in the quarter, due to cost improvement initiatives undertaken to respond to the economic environment.
North America Acute Care divisional income for the six month period ended March 31, 2009 decreased by $20.7 million, or 18.5 percent, due to the same reasons outlined above for the second quarter, partially offset by the more favorable results experienced in the first half of the first quarter before capital spending reductions began to take effect. Offsetting the decline in capital gross profit were improvements in rental gross profit due to increased volume, new product margins and lower field service costs and depreciation. For the six month period, our operating expenses remained essentially flat as expenses related to Liko and investments in our sales channels were offset by cost improvement actions.

North America Post-Acute Care
North America Post-Acute Care revenues increased $0.9 million, or 1.9 percent, in the second quarter of 2009 compared to the second quarter of 2008. Capital sales revenues increased by $2.7 million, or 31.8 percent, primarily due to the addition of Liko products and growth in our home care business. Rental revenues decreased $1.8 million, or 4.6 percent, when comparing the second quarter of 2009 with the second quarter of 2008. Rental revenue reflected lower extended care rentals due to a loss in contractual business during the second and third quarters of our 2008 fiscal year, as well as a weak influenza season. Rental revenue also reflected somewhat lower home care rentals. Offsetting a part of this decrease was growth in The Vest® respiratory care product.
For the six month period ended March 31, 2009, North America Post-Acute Care revenues increased $3.2 million, or 3.3 percent, compared to the same period in 2008. Capital sales revenues reflected an increase of $5.0 million, or 29.2 percent, while rental revenues decreased $1.8 million or 2.3 percent. The increase in capital sales and the decrease in rental revenues were due to the same factors described above for the second quarter performance.
North America Post-Acute Care divisional income increased $0.3 million, or 2.3 percent, in the second quarter of 2009 compared to the prior year period. The increase was primarily driven by the increase in total revenues and the resulting improvement in gross profit as operating expenses for the quarter were flat.
Divisional income for North America Post-Acute Care for the six month period ended March 31, 2009 increased $1.8 million, or 6.8 percent, compared to the same period in 2008, which similar to the second quarter related to the increase in total revenues. Total gross profit increased $1.5 million, consistent with revenue growth. Also, divisional income for the period improved as operating expenses were reduced by 1.0 percent as a result of cost savings initiatives.
International and Surgical
International and Surgical revenues increased $3.8 million, or 3.9 percent compared to the same period in the prior year. Excluding the unfavorable impact of exchange rates of $12.2 million, revenues would have increased by 16.5 percent. Capital sales revenues were up $4.1 million related to revenues associated with the acquisition of Liko, along with continued growth in our Asia, Middle East, and Latin America markets. This growth was offset by a reduction in capital sales in Europe as we began to see some softening in capital spending by our customers. Rental revenues decreased $0.2 million compared to the same period in the prior year. This was driven primarily by the unfavorable foreign exchange rates offsetting increased volumes.
For the six month period ended March 31, 2009, International and Surgical revenues were up $19.2 million, or 10.6 percent, including the unfavorable impact of exchange rates of $20.2 million. Capital sales revenues were up $20.4 million, due to growth in each of our significant markets as a result of the acquisition of Liko, new product developments and further development of our international distribution channel. Rental revenues were down $1.2 million due to the unfavorable foreign exchange rates offsetting volume increases.
Divisional income for International and Surgical increased $5.4 million, or 46.6 percent, in the second quarter of 2009 compared to the prior year period. Total gross profit in the prior year was negatively impacted by adjustments to our allowances for rental revenue reserves in Italy and unfavorable inventory adjustments associated with periodic physical inventories taken at various operations within Europe. Capital gross profit was up over the same prior year period primarily due to the Liko acquisition, capital sales increases, and margin improvement around the world. Operating expenses were unfavorable by $2.0 million, resulting primarily from the acquisition of Liko, partially offset by the favorable impact of exchange rates on cost.

International and Surgical divisional income for the six month period increased by $6.2 million, or 28.7 percent. Gross profit for the six month period ended March 31, 2009 increased due to capital gross profit improvements as a result of the same factors outlined above for the second quarter. Operating expenses were unfavorable compared to prior year by $6.7 million due to the acquisition of Liko, partially offset by the favorable impact of exchange rates on cost.
Liquidity and Capital Resources

	Year-To-Date Period Ended
	March 31,	March 31,
(Dollars in millions)	2009	2008
Cash Flows Provided By (Used In):
Operating activities	$90.0	$204.2
Investing activities	(214.1)	(14.2)
Financing activities	(11.0)	(126.7)
Effect of exchange rate changes on cash	(2.0)	1.1

(Decrease) Increase in Cash and Cash Equivalents	$(137.1)	$64.4

Cash flow information for the year-to-date period ended March 31, 2008 are “as reported” and thus include cash flows from the Company’s former funeral services business.
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
Operating Activities
For the six months ended March 31, 2009, net cash provided by operating activities totaled $90.0 million, compared to $204.2 million for the six months ended March 31, 2008, which included the operating cash flows of our former funeral services business. While our capital sales have been unfavorably impacted by the current macro-economic climate and its resulting unfavorable impact on hospital capital spending, our operating performance, excluding the effects of non-cash charges, has been solid. With this performance, strong expense controls and strong collections of high year-end receivables, our conversion to cash has been good in the first half of 2008. Working capital improvements aided in this strong cash conversion, led by the receivable collections mentioned above. This favorability was partially offset by a decrease in trade payables related to timing of payments, the payout of our incentive compensation, timing of tax payments and payments made on our restructuring accruals. The recognition of the goodwill and intangible asset impairment charge of $470 million, which resulted in the net loss for our first six months, is non-cash in nature and therefore had no impact on our cash flows from operations.
The reduction in operating cash flows in comparison to the first half of fiscal 2008 was largely driven by the impact of our previously owned funeral business which provided operating cash flows of $56.8 million, during the first half of fiscal 2008. Further reductions were the result of timing of payments related to trade payables, the increased payout of our incentive compensation and payments made on our restructuring accruals, offset by improved collection of receivables.

Investing Activities
Net cash used in investing activities for the first six months of fiscal 2009 totaled $214.1 million, compared to $14.2 million for the prior year period. Use of cash for investing activities during the period was driven primarily by our purchase of Liko for $187.2 million, net of cash acquired, as well as capital expenditures of $29.6 million. The increase in usage of cash for investing activities when compared to the first half of our fiscal 2008 relates to the acquisition of Liko, along with favorable net distributions from our investment portfolio and proceeds from seller financing provided on a previously disposed business received in the prior year. Capital spending is down $27.1 million from the prior year, $14.4 million related to the former funeral services business and $12.7 million associated with our efforts to preserve cash and liquidity in response to our decreasing capital sales.
Financing Activities
Net cash used in financing activities totaled $11.0 million for the six months ended March 31, 2009, compared to $126.7 million for the six months ended March 31, 2008. Cash used for financing activities during the first half of the year consisted mainly of our payment of dividends. Changes in our use of cash when compared to the first six months of 2008 relate mainly to the distribution of $125.9 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business at the end of the second quarter of fiscal 2008. Also impacting the difference from prior year was a reduction of proceeds from stock option exercises, changes in debt and a reduction in dividend payments. The reduction in dividend payments related to the spin-off of our funeral services business and the segregation of the dividend payments between the two continuing entities. The first and second quarter dividend payments of 2009 were consistent with dividend payments made since the separation.
Other Liquidity Matters
Outstanding Borrowings and Available Capacity
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of March 31, 2009, we held investment securities with a face value of $43.1 million, which consist primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter of 2008 as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced auction failures and a lower level of liquidity. Another result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income. During our first quarter, we entered into a settlement agreement requiring UBS to repurchase $26.9 million of these securities at par value (“Put”).
We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. We have recorded both temporary unrealized losses and realized losses totaling $1.9 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. See Notes 1 and 7 of Notes to Condensed Consolidated Financial Statements for more information pertaining to these securities and the fair value of our portfolio. We continue to believe we have the ability and the intent to hold these assets until market conditions are more favorable or the conditions of the Put are satisfied. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of March 31, 2009, we had outstanding borrowings of $90.0 million and $5.9 million of outstanding, undrawn letters of credit under the facility, leaving $404.1 million of borrowing capacity available. See Note 5 of Notes to Condensed Consolidated Financial Statements for more details on the credit facility.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $125.2 million of senior notes outstanding at various fixed rates of interest as of March 31, 2009. Of this amount, $25.7 million is classified as short-term in the Condensed Consolidated Balance Sheet, and the remaining $99.5 million is classified as long-term. The portion classified as short-term relates to our 4.5 percent senior notes, which mature in June 2009.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. Our pension plans were underfunded at March 31, 2009 by approximately $66 million. Given the adverse performance of our plan assets, we expect increased contributions to fund the plan over the next several years. We are currently assessing several funding alternatives for 2009, and depending on which one is selected, we could fund up to $20 million. Future contributions will also be impacted based on these decisions.
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
As our focus has been on investing in strategic initiatives and, more recently, on maintaining our liquidity in these unprecedented economic times, and in conjunction with certain restrictive covenants from the Distribution Agreement with Hillenbrand, Inc., during fiscal 2008 and through the second quarter of fiscal 2009, we have not repurchased any shares of our common stock in the open market. As of March 31, 2009, we had Board of Directors’ approval to repurchase 3,000,000 additional shares of our common stock. We may consider repurchases of shares if justified by the stock price and after considering the current environment and our desire to preserve liquidity. Repurchased shares are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important to understand that if a class is certified in the FCA Action, as described in Note 15 of Notes to the Condensed Consolidated Financial Statements, and if the FCA plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment. Additionally, the recent disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million credit facility is with a syndicate of banks. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. We have not experienced any failure of the lenders under our credit facility to fund, however, it is possible that additional financial institutions, including those that are lenders under our credit facility, could become insolvent or seek bankruptcy protection, which could affect our ability to access available borrowing capacity under our credit facility. If credit markets do not improve and we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions or pension obligations, such sources of capital may not be available to us on acceptable terms if at all.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations and Contingent Liabilities and Commitments
There have not been any significant changes since September 30, 2008 impacting our contractual obligations and contingent liabilities and commitments.
Critical Accounting Policies
Our critical accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our critical accounting policies are included in the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K. There have been no material changes to such policies other than the following update regarding goodwill and intangible assets.
Goodwill and Intangible Assets
Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets.” With the exception of goodwill, the majority of our intangible assets are subject to amortization.
We perform an impairment assessment on goodwill annually during the third fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. These events or conditions include, but are not limited to, a significant adverse change in the business environment; regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; a substantial decline in market capitalization of our stock; or a sale or disposition of a significant portion of a reporting unit.
As a result of the decline in our market capitalization during the quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our most recent operating results, we determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of our normal third fiscal quarter test period.

The goodwill impairment test involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment. The second step requires us to calculate an implied fair value of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
The fair value of our reporting units in the first step of our impairment process requires significant management judgment with respect to forecasted sales, gross margin and SG&A rates, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium. In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions. There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them. The use of different assumptions, estimates or judgments in either step of the process could materially increase or decrease the related impairment charge.
As a result of our second quarter impairment testing, we incurred an impairment of goodwill and other intangibles in each of our three reportable segments in the following amounts — North America Acute Care $292 million, North America Post Acute $62 million and International and Surgical $116 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International reporting units. Due to the complexity of this process, we will not fully complete the measurement of the implied fair value of goodwill for each reporting unit until our third fiscal quarter and, accordingly, the goodwill impairment charge included in the Condensed Consolidated Statements of Income (Loss) for the three and six month periods ended March 31, 2009 represents an estimate. See Note 4 to the Condensed Consolidated Financial Statements for further information related to the impairment charge.
For an additional summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of our Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to various market risks, including fluctuations in interest rates, impact of the current credit crunch and economic downturn, liquidity issues with respect to auction rate securities, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are subject to variability in foreign currency exchange rates primarily in our European and Canadian operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies.
We currently use derivative instruments to manage our cash flow exposure from changes in currency exchange rates in select jurisdictions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. We had currency derivative instruments outstanding in the contract amount of $7.8 million at March 31, 2009, and those derivative instruments had a fair value of $0.8 million. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the United States dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $0.5 million. A 10 percent depreciation in the United States dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $0.7 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
For additional information on market risks related to our auction rate securities, debt instruments and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The District Judge recently denied class certification in both the Funeral Consumers Alliance, Inc. (“FCA”) and Pioneer Valley Casket Co. (“Pioneer Valley”) lawsuits. The FCA plaintiffs have petitioned the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. The Pioneer Valley plaintiffs did not seek leave to appeal, and pursuant to a stipulation among the parties, the District Court has dismissed the Pioneer Valley Action. The dismissal was with prejudice, which means that these plaintiffs cannot refile these claims again.
For more detailed information concerning these and other lawsuits and legal proceedings, see Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased 1	Paid per Share	or Programs 2	Programs
January 1, 2009 – January 31, 2009	1,353	$16.38	—	3,000,000
February 1 – February 28, 2009	401	$13.63	—	3,000,000
March 1, 2009 – March 31, 2009	2,790	$10.02	—	3,000,000
Total	4,544	$12.23	—	3,000,000

1	All shares purchased in the three months ended March 31, 2009 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3 million are still available for repurchase. There were no purchases under this approval in the three months ended March 31, 2009. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of shareholders on February 13, 2009. Matters voted upon were as follows:
•	election of two directors each to serve a three-year term expiring in 2012 or until their successors are elected and have qualified;
•	election of one director to serve a one-year term expiring in 2010 or until a successor is elected and has qualified;
•	approval of the Hill-Rom Holdings, Inc. Employee Stock Purchase Plan;
•	approval of the amendment of the Hill-Rom Holdings, Inc. Stock Incentive Plan to reserve an additional 5,500,000 shares of common stock for issuance; and
•	ratification of the Audit Committee of the Board of Directors’ appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.
The final results of the votes taken at the Annual Meeting were as follows:
Proposal 1: Election of three members to the Board of Directors:

	VOTES	VOTES
	FOR	WITHHELD

Election of directors in Class I for terms expiring in 2012:

Patrick T. Ryan	56,537,019	2,501,881
Rolf A. Classon	45,241,870	13,797,030

Election of director in Class II for term expiring in 2010:

Eduardo R. Menascé	53,582,138	5,456,762
The following directors will continue to serve as members of the Board of Directors:

Directors in Class II with terms expiring in 2010:	Directors in Class III with terms expiring in 2011:

Ronald A. Malone	Charles E. Golden
Peter H. Soderberg	W August Hillenbrand
Joanne C. Smith, M.D.

	VOTES	VOTES	VOTES	BROKER
Proposal	FOR	AGAINST	ABSTAINED	NON-VOTES (*)
2. Approval of the Hill-Rom Holdings, Inc. Employee Stock Purchase Plan	52,874,077	947,347	829,332	4,388,144

3. Approval of the amendment of the Hill-Rom Holdings, Inc. Stock Incentive Plan to reserve an additional 5,500,000 shares of common stock for issuance	32,124,009	21,665,304	861,443	4,388,144

4. Ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Hill-Rom Holdings, Inc.	58,820,746	172,424	45,730	—

*	For certain types of “non-routine” proposals, such as Proposals 2 and 3, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

Item 5. OTHER INFORMATION
In February 2009, our Board of Directors amended our Short-Term Incentive Compensation Program (“STIC Program”) to increase the maximum Incentive Compensation Opportunity (as defined in the STIC Program) for our Chief Executive Officer from 90 percent of Base Salary (as defined in the STIC Program) to 100 percent of Base Salary. The change is effective for fiscal 2009. The Amended and Restated STIC Program is filed as Exhibit 10.1 to this report.
Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1	Hill-Rom Holdings, Inc. Amended and Restated Short-Term Incentive Compensation Program, as currently in effect

Exhibit 10.30
Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (incorporated by reference to Appendix II to the Company’s definitive Proxy Statement on Schedule 14A filed on January 7, 2009)

Exhibit 10.38	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A filed on January 7, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors, as currently in effect

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: May 5, 2009	BY:	/s/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: May 5, 2009	BY:	/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 10.1	Hill-Rom Holdings, Inc. Amended and Restated Short-Term Incentive Compensation Program, as currently in effect

Exhibit 10.30
Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (incorporated by reference to Appendix II to the Company’s definitive Proxy Statement on Schedule 14A filed on January 7, 2009)

Exhibit 10.38	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A filed on January 7, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors, as currently in effect