Form 10-Q
period 2009-06-30
Hill-Rom Holdings, Inc.
filed 2009-08-07
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,627,288 shares as of August 3, 2009.

HILL-ROM HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net Revenues
Capital sales	$219.1	$249.9	$674.7	$734.7
Rental revenues	115.6	116.9	348.9	348.7

Total revenues	334.7	366.8	1,023.6	1,083.4

Cost of Revenues
Cost of goods sold	134.6	150.5	414.3	437.3
Rental expenses	49.4	55.7	152.7	166.2

Total cost of revenues	184.0	206.2	567.0	603.5

Gross Profit	150.7	160.6	456.6	479.9

Other operating expenses	126.7	137.3	384.3	410.5
Impairment of goodwill and other intangibles (Note 5)	3.8	—	473.8	—
Special charges (Note 10)	2.6	—	20.4	2.3

Operating Profit (Loss)	17.6	23.3	(421.9)	67.1

Gain on sale of non-strategic assets (Note 4)	10.2	—	10.2	—
Interest expense	(2.5)	(2.1)	(7.6)	(12.2)
Investment income and other, net	1.8	0.8	3.4	4.6

Income (Loss) from Continuing Operations Before Income Taxes	27.1	22.0	(415.9)	59.5

Income tax expense (Note 11)	6.9	0.5	15.5	16.2

Income (Loss) from Continuing Operations	20.2	21.5	(431.4)	43.3

Income (loss) from discontinued operations	—	(1.2)	—	48.2

Net Income (Loss)	$20.2	$20.3	$(431.4)	$91.5

Income (loss) per common share from continuing operations — Basic	$0.32	$0.34	$(6.89)	$0.70
Income (loss) per common share from discontinued operations — Basic	—	(0.02)	—	0.77

Net Income (Loss) per Common Share — Basic	$0.32	$0.33	$(6.89)	$1.47

Income (loss) per common share from continuing operations — Diluted	$0.32	$0.34	$(6.89)	$0.69
Income (loss) per common share from discontinued operations — Diluted	—	(0.02)	—	0.77

Net Income (Loss) per Common Share — Diluted	$0.32	$0.32	$(6.89)	$1.46

Dividends per Common Share	$0.1025	$0.1025	$0.3075	$0.6725

Average Common Shares Outstanding — Basic (thousands) (Note 12)	62,583	62,534	62,573	62,356

Average Common Shares Outstanding — Diluted (thousands) (Note 12)	62,880	62,655	62,573	62,530

Note:	Certain per share amounts may not accurately add due to rounding.

Note:	The Condensed Consolidated Statement of Income for the year-to-date period ended June 30, 2008 includes the Company’s former funeral services business as discontinued operations.
See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Dollars in millions)

	June 30,	September 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$128.3	$221.7
Trade accounts receivable, net of allowances (Note 2)	314.5	395.1
Inventories (Note 2)	105.0	100.0
Deferred income taxes (Notes 1 and 11)	30.0	30.2
Other current assets	33.0	25.3

Total current assets	610.8	772.3

Equipment leased to others, net (Note 2)	161.8	171.4
Property, net (Note 2)	118.5	125.4
Investments and investment securities (Notes 1 and 8)	44.3	45.6
Goodwill (Notes 3 and 5)	73.1	422.5
Software and other intangibles, net (Notes 2 and 5)	142.6	129.1
Notes receivable, net of discounts	7.6	8.8
Other assets	10.6	14.8

Total Assets	$1,169.3	$1,689.9

Liabilities
Current Liabilities
Trade accounts payable	$65.1	$99.4
Short-term borrowings (Note 6)	98.4	122.6
Accrued compensation	76.8	84.8
Accrued product warranties (Note 14)	18.3	16.9
Accrued litigation (Note 16)	21.2	21.2
Other current liabilities	45.5	49.8

Total current liabilities	325.3	394.7

Long-term debt (Note 6)	99.9	100.2
Accrued pension and postretirement benefits (Notes 1 and 7)	69.7	40.5
Deferred income taxes (Notes 1 and 11)	10.5	16.4
Other long-term liabilities	61.6	55.5

Total Liabilities	567.0	607.3

Commitments and Contingencies (Note 16)

Shareholders’ Equity
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	116.1	111.2
Retained earnings	1,085.3	1,536.1
Accumulated other comprehensive loss (Note 9)	(42.8)	(4.2)
Treasury stock, at cost (Note 2)	(560.7)	(564.9)

Total Shareholders’ Equity	602.3	1,082.6

Total Liabilities and Shareholders’ Equity	$1,169.3	$1,689.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	June 30,	June 30,
	2009	2008
Operating Activities
Net income (loss)	$(431.4)	$91.5
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	75.3	84.6
Impairment of goodwill and other intangibles	473.8	—
Accretion and capitalized interest on financing provided on divestiture	—	(1.0)
Investment loss (income)	0.1	(6.8)
Provision for deferred income taxes	(1.6)	(9.3)
Loss on disposal of property, equipment leased to others and intangible assets	2.5	2.8
Gain on sale of non-strategic assets	(10.2)	—
Stock compensation	8.9	20.1
Loss on extinguishment of debt and termination of credit facility	—	3.2
Change in working capital excluding cash, current debt, prepaid pension costs, acquisitions and dispositions	34.7	36.8
Interest proceeds on seller financing	—	11.2
Other, net	15.8	(5.9)

Net cash provided by operating activities	167.9	227.2

Investing Activities
Capital expenditures and purchase of intangibles	(46.8)	(77.3)
Proceeds on sales of property and equipment leased to others	2.0	0.6
Acquisitions of businesses, net of cash acquired	(187.2)	—
Proceeds from sale of non-strategic assets	11.9	—
Investment purchases and capital calls	—	(317.9)
Proceeds on investment sales/maturities	1.6	334.4
Principal proceeds from liquidation of preferred stock investment and seller financing note receivable	—	27.8

Net cash used in investing activities	(218.5)	(32.4)

Financing Activities
Change in credit lines and other borrowings	1.5	(0.8)
Debt issuance costs	—	(1.9)
Borrowings on revolver	—	250.0
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	(25.7)	(225.3)
Payment of cash dividends	(19.2)	(41.8)
Proceeds on exercise of options	—	15.9
Treasury stock acquired	(0.6)	(1.4)
Proceeds from stock issuance	0.6	—
Excess tax benefits	—	0.1
Cash transferred to Hillenbrand, Inc. in spin-off	—	(141.3)

Net cash used in financing activities	(43.4)	(146.5)

Effect of exchange rate changes on cash	0.6	1.4

(Decrease) Increase in Cash and Cash Equivalents	(93.4)	49.7

Cash and Cash Equivalents:
At beginning of period	221.7	81.5

At end of period	$128.3	$131.2

Note:	The Condensed Consolidated Statement of Cash Flows for the year-to-date period ended June 30, 2008 are “as reported” and thus include cash flows from the Company’s former funeral services business through March 31, 2008.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), the impairment of intangibles (Note 5), income taxes (Note 11), accrued warranties (Note 14) and accrued litigation and self insurance reserves (Note 16), among others.
Investment Securities
At June 30, 2009, we had $42.3 million of investment securities, which consisted of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2008, we classified our investment securities as available-for-sale and recorded them at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

During the first quarter of fiscal 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”) that allows us to sell $26.9 million (par value) of our existing ARS at par value plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at anytime prior to June 30, 2010 at their discretion.
Since the Put has value, we are required to record it on our books as an asset. Therefore, in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, we reported the Put at estimated fair value and recorded the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Condensed Consolidated Statements of Income (Loss). Also, because we now intend to sell these securities to UBS at par value, in accordance with SFAS No. 115, during the first quarter of fiscal 2009 we reclassified the ARS related to the Put from “available-for-sale” to “trading” securities resulting in a reclassification of a previously unrealized loss into income. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of accumulated other comprehensive loss (“AOCL”)) are now also recorded as a component of “Investment income and other” within our Condensed Consolidated Statements of Income (Loss). We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our Condensed Consolidated Statements of Income (Loss), thereby reducing the volatility we might otherwise experience. At June 30, 2009, the $17.2 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in AOCL.
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
The following table presents the activity related to our ARS and the Put during the year-to-date period ended June 30, 2009. Refer to Note 8 for information related to the determination of fair value related to these assets.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss

Balance at September 30, 2008	$44.9	$—	$—	$1.5	$—
Change in fair value prior to Put	(3.9)	—	—	3.9	—
Gain on receipt of Put	—	—	3.3	—	(3.3)
Transfer to trading securities	(23.5)	23.5	—	(3.4)	3.4
Change in fair value after Put	1.1	1.9	(1.9)	(1.1)	—
Sales or redemptions	(1.4)	(0.3)	—	0.1	—

Balance at June 30, 2009	$17.2	$25.1	$1.4	$1.0	$0.1

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
We account for and disclose material uncertain income tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
Recently Issued Accounting Standards
We adopted the following standards during our third fiscal quarter of 2009 that were applicable to us:
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which sets general standards of accounting for and disclosing events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which management has evaluated subsequent events and the basis for using that date. SFAS No. 165 became effective for interim and annual periods ending after June 15, 2009. Our adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements and disclosures. Refer to Note 17 for further details.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 requires fair value measurements to be based on prices in “orderly” transactions, not distressed or forced transactions, when markets are not active. FSP No. 157-4 became effective for interim and annual periods ending after June 15, 2009. Our adoption of FSP No. 157-4 did not have a material impact on our consolidated financial statements and disclosures.
Although the following standards are not effective until some time after our third fiscal quarter of 2009, we are currently evaluating the potential impact they may have on our consolidated financial statements:
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP No. 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies prospectively to all intangible assets newly acquired during fiscal years beginning after December 15, 2008, our fiscal year 2010, and interim periods within those fiscal years; early adoption is prohibited. Additional disclosures will be required for all capitalized intangible assets as of the effective date.

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
In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No. 141(R)-1”). FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP No. 141(R)-1 is effective for the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010.
In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”). FSP No. 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentration of risk of plan assets of our defined benefit pension plans. FSP No. 132(R)-1 is effective for fiscal years ending after December 15, 2009, our fiscal year 2011.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009, our fiscal year 2011.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, our fiscal year 2011.

2. Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	June 30,	September 30,
	2009	2008
Allowance for possible losses and discounts on trade receivables	$28.1	$25.9

Inventories:
Finished products	$59.4	$53.1
Raw materials and work in process	45.6	46.9

Total inventory	$105.0	$100.0

Accumulated depreciation of equipment leased to others and property	$544.8	$538.9

Accumulated amortization of intangible assets	$112.9	$98.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,627,270	62,508,934

Treasury shares	17,696,642	17,814,978
3. Acquisitions
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. The acquisition of Liko represents a direct connection to the Company’s mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care. The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The acquisition resulted in the recognition of $140.5 million of goodwill and $24.1 million and $15.8 million of amortizable and indefinite-lived intangible assets, respectively. The results of Liko are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following table summarizes the allocation of the purchase price of Liko as of June 30, 2009 (unaudited, in millions):

Amount
Goodwill	$140.5
Trade name	15.8
Customer relationships	15.1
Developed technology	7.3
Non-compete agreements	1.7
Net assets acquired	16.9
Deferred tax assets	0.7
Deferred tax liabilities	(7.6)

Total purchase price	$190.4

The purchase price allocation is preliminary and subject to adjustment based on working capital and net debt adjustments, for which certain amounts are being retained in escrow.
Goodwill is not deductible for tax purposes and has been allocated to reporting units included in all three of our reportable segments based on projected cash flows. The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	Indefinite
Developed technology	7
Customer relationships	7
Non-compete agreements	5
Total revenues for 2008 on an unaudited pro forma basis, as if the Liko acquisition had been consummated at the beginning of our 2008 fiscal year, would have been higher by approximately $18 million and $54 million for the three and nine month periods ended June 30, 2008. The impact to net income on an unaudited pro forma basis would not have been significant to our financial results.
4. Sale of Non-Strategic Assets
In June 2009, we completed the sale of patents and intellectual property related to our Negative Pressure Wound Therapy technology for which there were no capitalized costs reflected on our consolidated balance sheet. In May 2009, we finalized a strategic development agreement with Teletracking Technologies, Inc. (“TeleTracking”) that resulted in the purchase by TeleTracking of certain assets and obligations related to the NaviCare Patient Flow product line. These combined transactions resulted in a gain of $10.2 million, net of related transaction costs.
5. Impairment of Goodwill and Other Intangibles
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. As a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our most recent operating results, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of its normal third fiscal quarter test period.
Based on the results of goodwill and other intangible asset impairment testing as of March 31, 2009, the Company recorded an estimated impairment charge of $470 million in the second fiscal quarter of 2009. During the third quarter, the Company refined its impairment assessment for the second quarter and recorded an additional charge of $3.8 million. A further adjustment to this charge is likely upon finalization of the working capital and net debt adjustments associated with the Liko acquisition. There were no additional charges necessary based on the completion of the Company’s normal annual assessment during the third quarter.

As discussed in Note 15, the Company operates in three reportable business segments. Goodwill and other intangible impairment testing are performed at the reporting unit level, which is one level below a reportable business segment. The Company has determined that it has six reporting units. Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.
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
For our second quarter analysis, the Company estimated the fair value of each reporting unit in step one based on discounted cash flows as well as a market approach that compared each reporting unit’s earnings and revenue multiples to those of comparable public companies. The reporting unit’s discounted cash flows required significant management judgment with respect to forecasted sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. Utilizing the Company’s weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in an implied fair value substantially in excess of the Company’s market capitalization. In order to reconcile the discounted cash flows and market approach fair values to the trading value of the Company’s common stock, the Company applied higher discount rates than its weighted average cost of capital to its discounted cash flows and utilized earnings and revenue multiples below the median of comparable public companies, reflecting the equity risk premiums expected by a market participant. The reconciled fair values under both the discounted cash flows and market approach were substantially the same and resulted in three of the Company’s reporting units having a carrying value in excess of their fair value.
The second step required the Company to allocate the fair value of each reporting unit that failed the first step test to the fair value of each reporting unit’s net assets. The Company calculated the fair values of each reporting unit’s net assets, including obtaining third-party appraisals of significant tangible and intangible assets, and the fair value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. Due to the fact that the Company was required to allocate a significant portion of fair value to unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists, but were not permitted to record these assets on the Company’s balance sheet, the resulting fair value allocated to implied goodwill was significantly lower than recorded goodwill resulting in the impairment charge.
The Company incurred the impairment charge for goodwill and other intangibles in each of its three reportable segments in the following amounts — North America Acute Care $289.5 million, North America Post-Acute $68.6 million and International and Surgical $115.7 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International reporting units.

6. Financing Agreements
Total debt consists of the following:

	June 30, 2009	September 30, 2008

Outstanding finance credit lines	$8.2	$6.9
Revolving credit facility	90.0	90.0
Unsecured 4.50% debentures due on June 15, 2009	—	25.7
Unsecured 8.50% debentures due on December 1, 2011	49.5	50.4
Unsecured 7.00% debentures due on February 15, 2024	19.8	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	1.0	—

Total debt	198.3	222.8
Less current portion of debt	98.4	122.6

Total long-term debt	$99.9	$100.2

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been a material size to the overall business.
In 2004, we issued $250.0 million of 4.5 percent senior notes due 2009. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Upon completion of the tender offer, the related interest rate swaps were also terminated resulting in a gain of $4.4 million. A portion of this gain was being amortized over the remaining life of the notes. During our third fiscal quarter of 2009, we repaid the remaining $25.7 million of outstanding senior notes related to the 2004 issuance at the scheduled maturity date.
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
Other unsecured debentures outstanding at June 30, 2009 have fixed rates of interest. We have deferred gains from the termination of previous interest rate swap agreements, and those deferred gains amounted to $3.3 million at June 30, 2009 and $4.1 million at September 30, 2008. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
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

As of June 30, 2009, we had outstanding borrowings of $90.0 million and undrawn letters of credit of $5.9 million under the five-year facility, leaving $404.1 million of borrowing capacity available under the facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008.
7. Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period. All of our plans have a September 30 measurement date. The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents. Annual costs related to the domestic postretirement health care plan are not significant.
As discussed in Note 10, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit retirement plan and the postretirement health care plan. The impact of the remeasurement to each plan was outlined in our Form 10-Q filed for the quarterly period ended March 31, 2009.
The components of net pension expense for our defined benefit pension plans included in continuing operations were as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Service cost	$1.0	$1.1	$3.0	$5.6
Interest cost	3.4	3.0	10.0	15.0
Expected return on plan assets	(3.1)	(3.3)	(9.8)	(16.6)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.4	0.8

Net periodic benefit cost	1.4	0.9	3.6	4.8
Curtailment loss	—	—	1.5	—
Special termination benefits	—	—	1.3	0.5
Allocated to discontinued operations	—	—	—	(2.0)

Net pension expense	$1.4	$0.9	$6.4	$3.3

8. Fair Value Measurements
Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities measured at fair value on a recurring basis. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosures about fair value measurements. There was no impact to the Condensed Consolidated Financial Statements as a result of this adoption. As permitted by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2009.
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
The following table summarizes the Company’s financial assets and liabilities included in its Condensed Consolidated Balance Sheet, measured at fair value on a recurring basis as of June 30, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$81.7	$81.7	$—	$—
Trading securities	25.1	—	—	25.1
Foreign exchange contracts	(0.1)	—	(0.1)	—
Available-for-sale marketable securities	17.2	—	—	17.2
Put rights	1.4	—	—	1.4

Total assets at fair value	$125.3	$81.7	$(0.1)	$43.7

Level 3 assets include the Company’s investments in ARS and a related Put right. See Note 1 for further information regarding these Level 3 assets at June 30, 2009.
While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At June 30, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See the table in Note 1 for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to June 30, 2009.
9. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations to be included in comprehensive income.

The composition of other comprehensive income (loss) for the quarterly and year-to-date periods ended June 30, 2009 and 2008 is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income (loss)	$20.2	$20.3	$(431.4)	$91.5

Unrealized losses on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	(0.7)	—	(2.8)	2.0
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	—	—	2.7	(4.9)

Net unrealized gain (loss)	(0.7)	—	(0.1)	(2.9)

Foreign currency translation adjustment, net-of-tax	5.3	1.3	(21.5)	7.3

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	(0.1)	—	(17.0)	(9.6)

Total comprehensive income (loss)	$24.7	$21.6	$(470.0)	$86.3

10. Special Charges
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
The plan impacted approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce and led to a charge of approximately $9.9 million during the second quarter related to severance and early retirement packages. Additionally, post retirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment and other charges of approximately $3.7 million were also recorded in conjunction with these actions. During the third quarter, we completed the plan and incurred additional costs of approximately $2.6 million, primarily related to severance and discontinued use of a building under an operating lease. The charge related to severance and early retirement packages will result in cash expenditures that will primarily be paid over the next two years. Cash expenditures for the lease will be paid over the remaining lease period.
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
During the fourth quarter of fiscal year 2008, management also initiated a plan to restore growth and improve the profitability of the Company’s medical equipment management services business (“MEMS”), which is engaged in the management, delivery, pick-up and maintenance of peak need moveable medical equipment. This action resulted in a limited rationalization of our service center footprint and the disposal of select assets and asset groups. The Company anticipates the plan will be completed before the end of fiscal 2009.

As a result of the plan, the Company recorded a fourth quarter charge of $14.5 million. This charge mainly related to the impairment of equipment with a net book value prior to the plan of $16.0 million. This equipment had a fair value at September 30, 2008 of $2.2 million which has been recorded in Other current assets in the Consolidated Balance Sheet. The remainder of the charge related to lease termination and employee severance costs.
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
Activity related to these actions during fiscal 2009 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,		Cash		June 30,
	2008	Expenses	Payments	Reversals	2009

Fiscal Year 2009
Q2 Action — Restructuring	$—	$11.8	$(3.8)	$—	$8.0

Fiscal Year 2008
Q1 Action — Line Relocation	$0.3	$—	$(0.3)	$—	$—
Q4 Action — Worldwide Streamlining	5.2	—	(4.4)	—	0.8
Q4 Action — MEMS Restructuring	0.7	—	(0.3)	—	0.4

Total Fiscal Year 2008	$6.2	$—	$(5.0)	$—	$1.2

11. Income Taxes
The effective tax rates for the three and nine month periods ended June 30, 2009 are 25.5 percent and negative 3.7 percent, compared to 2.3 percent and 27.2 percent for the comparable periods in the prior year. The tax rates for the three and nine months ended June 30, 2009 were impacted by the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rates for all periods were also impacted by certain discrete tax items.
The rate for the three months ended June 30, 2009 was favorably impacted by discrete period tax benefits of $3.9 million. The favorable benefit resulted from the release of valuation allowances on capital loss carryforwards and a deferred tax benefit associated with the intangible impairment charge. This compares to $7.8 million of discrete period benefit items recognized in the same period of fiscal 2008 which related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax FIN 48 liabilities, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006.
Through the first nine months of our fiscal 2009 we have recorded $5.1 million of discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit and the third quarter discrete items mentioned above. This compares to the first nine months of fiscal 2008 when we recorded $6.7 million of discrete tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax FIN 48 liabilities, including interest.

12. Earnings per Common Share
In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 6.3 million and 5.9 million for the quarterly and year-to-date periods ended June 30, 2009 and 2.6 million and 2.1 million for the comparable periods of fiscal year 2008. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the year-to-date period ended June 30, 2009, as a result of our loss and to avoid dilution of the loss, our basic and diluted earnings per share are identical.
Earnings per share is calculated as follows (share information in thousands, except per share data):

	Quarterly Period Ended		Year-to-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income (loss) from continuing operations	$20.2	$21.5	$(431.4)	$43.3
Net income (loss) from discontinued operations	—	(1.2)	—	48.2

Net income (loss)	$20.2	$20.3	$(431.4)	$91.5

Average shares outstanding — Basic	62,583	62,534	62,573	62,356
Add potential effect of exercise of stock options and other unvested equity awards	297	121	—	174

Average shares outstanding — Diluted	62,880	62,655	62,573	62,530

Net income (loss) per common share from continuing operations — Basic	$0.32	$0.34	$(6.89)	$0.70
Net income (loss) per common share from discontinued operations — Basic	—	(0.02)	—	0.77

Net income (loss) per common share- Basic	$0.32	$0.33	$(6.89)	$1.47

Net income (loss) per common share from continuing operations— Diluted	$0.32	$0.34	$(6.89)	$0.69
Net income (loss) per common share from discontinued operations— Diluted	—	(0.02)	—	0.77

Net income (loss) per common share- Diluted	$0.32	$0.32	$(6.89)	$1.46

13. Stock Based Compensation
The stock based compensation cost that was charged against income, net-of-tax, for all plans was $2.2 million and $5.6 million for the quarterly and year-to-date periods ended June 30, 2009 and $2.5 million and $9.1 million for the comparable periods of fiscal year 2008.
14. Guarantees
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

A reconciliation of changes in the warranty reserve for the quarterly periods covered in this report is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Balance at beginning of period	$19.1	$18.3	$16.9	$19.8
Provision for warranties during the period	4.8	4.0	10.0	12.8
Effect of acquisition	(0.7)	—	5.8	—
Warranty claims during the period	(4.9)	(4.5)	(14.4)	(14.8)

Balance at end of period	$18.3	$17.8	$18.3	$17.8

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
15. Segment Reporting
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

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
North America Acute Care	$189.1	$219.9	$581.2	$662.1
North America Post-Acute Care	50.3	50.6	149.6	146.7
International and Surgical	95.7	97.6	295.4	278.1
Total eliminations	(0.4)	(1.3)	(2.6)	(3.5)

Total revenues	$334.7	$366.8	$1,023.6	$1,083.4

Divisional income:
North America Acute Care	$44.6	$54.9	$136.0	$167.0
North America Post-Acute Care	15.2	14.9	43.6	41.4
International and Surgical	13.4	10.7	41.2	32.3
Functional costs	(49.2)	(57.2)	(148.5)	(171.3)

Total divisional income	24.0	23.3	72.3	69.4

Impairment of goodwill and other intangibles	(3.8)	—	(473.8)	—
Special charges	(2.6)	—	(20.4)	(2.3)

Operating profit (loss)	17.6	23.3	(421.9)	67.1

Gain on sale of non-strategic assets	10.2	—	10.2	—
Interest expense	(2.5)	(2.1)	(7.6)	(12.2)
Investment income and other, net	1.8	0.8	3.4	4.6

Income (loss) from continuing operations before income taxes	$27.1	$22.0	$(415.9)	$59.5

16. Commitments and Contingencies
Batesville Casket Antitrust Litigation
As disclosed in previous filings, in 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville caskets against the Company, its former subsidiary, Batesville Casket Company, Inc. (“Batesville”), now wholly—owned by Hillenbrand, Inc., and three national funeral home businesses (the “FCA Action”). A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). Class certification hearings in the FCA Action and the Pioneer Valley Action were held in early December 2006. On March 26, 2009, the District Court Judge adopted the memoranda and recommendations of the Magistrate Judge and denied class certification in both cases.
The FCA plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to file an appeal of the Court’s order denying class certification. On June 19, 2009, a three-judge panel of the Fifth Circuit denied that petition. Then, on July 9, 2009, the FCA plaintiffs filed alternative requests with the Fifth Circuit for reconsideration of the denial of their petition or for permission to file a petition for rehearing by all of the judges sitting on the Fifth Circuit Court of Appeals. On July 29, 2009, a three-judge panel of the Fifth Circuit denied both requests.
The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification, and on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice, which means that these plaintiffs cannot refile these claims again. Neither the Company nor Batesville provided any payment or consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs, rather than pursuing plaintiffs for costs.
If the District Court order denying class certification is reversed and a class is certified in the FCA Action and if the FCA plaintiffs prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. Hillenbrand, Inc. and the Company have entered into a Judgment Sharing Agreement to allocate any potential liability from these cases and any other case that is consolidated with any of these cases.

Plaintiffs in the FCA Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on approximately one million casket purchases by the purported class members.
If the FCA plaintiffs do not succeed in reversing the District Court’s order denying class certification, they may, among other things, still seek to pursue their individual injunctive or damages claims. If they are successful, their individual damages claims would be limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs.
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
Related Civil Investigative Demands
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We were informed that approximately 26 state attorneys general offices were participating in the joint investigation, although more could join. We have fully cooperated with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of a Distribution Agreement with Hillenbrand, Inc., Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation.
Office of Inspector General Investigation
On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. The investigation was described as focusing on “claims for payment for certain durable medical equipment, including specialized support beds.” On September 18, 2008, we were informed by the United States Attorney’s Office that the investigation was precipitated by the filing in 2005 of a qui tam “whistleblower” complaint. A qui tam action is a civil lawsuit brought by an individual on behalf of the government under the False Claims Act. Once the complaint is filed with the court under seal, the Department of Justice investigates the allegations and has the right to intervene and in effect take over the prosecution of the lawsuit if it believes the allegations warrant. This particular complaint was filed in the United States District Court for the Eastern District of Tennessee. Although the complaint has been only partially unsealed at this point, we know that the plaintiffs seek recovery of unspecified damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for the provision of durable medical equipment. At this point, the government has not yet reached an intervention decision and is continuing its investigation. We have not yet been formally served in this case, nor has the entire complaint been unsealed. In the event that this matter were to proceed to litigation, if it were found that we had failed to comply with applicable laws and regulations, we could be subject to substantial fines or penalties and possible exclusion from participation in federal health care programs. At this time, we are continuing to cooperate with the government’s investigation.

Antitrust Settlement
In fiscal 2005, we entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. The settlement resolved all of the claims of class members that did not opt out of the settlement, including the claims of all United States and Canadian purchasers or renters of Hill-Rom® products from 1990 through February 2, 2006 related to or arising out of the subject matter of the lawsuit, and the claims that may have resulted from the current or future effects of conduct or events occurring through February 2, 2006. The original settlement amount of $337.5 million was reduced by almost $21.2 million, to $316.3 million, reflecting the portion attributable to customers who opted out of the settlement. Opt-outs from the settlement account for roughly six percent of the total United States and Canadian revenue during the class period, and over 99 percent of that figure is attributable to the United States government’s decision to opt out of the settlement. We believe we have meritorious defenses against any claims the United States government may choose to make, due to, among other reasons, pricing practices of government purchases that are different than the pricing practices primarily at issue in the lawsuit.
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of June 30, 2009 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
17. Subsequent Events
We have performed an evaluation of subsequent events through August 7, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. As of this date, we concluded there were no subsequent events that required recognition or disclosure in these consolidated financial statements.

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
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of the factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“2008 Form 10-K”) as filed with the United States Securities and Exchange Commission (“SEC”), as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the SEC.
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
Industry Trends and Strategic Plan
In our 2008 Form 10-K, we described our key strategic initiatives over the 2009-2011 timeframe to support our goals of growing our annual revenue by an average of eight to twelve percent, including six to eight percent through organic means and two to four percent through strategic acquisitions, and growing our annual operating income by an average of twelve to fifteen percent. Since the last half of our first fiscal quarter our progress against these financial objectives has been adversely impacted by unprecedented economic pressures being faced by U.S. hospitals and other health care institutions that have resulted in material reductions in capital spending. Recently, these pressures have shown some signs of easing in the U.S. as customers gain improved access to capital; however the uncertainties of rapidly emerging healthcare reform could result in further pressures on the operating profits of our customers and their purchasing decisions. In addition, during the second half of our second quarter we began to see signs of softening capital expenditures in certain other parts of the world. While we can not predict the significance of the economic impact on domestic and international capital spending, the timing of the economic recovery or when hospitals will return to more normalized capital acquisition behavior, we feel we will be well positioned to resume our predicted long term growth rates in sales and profitability once the underlying fundamentals of demand for our products are restored.

In response to these uncertainties, we have taken a number of actions to better balance our capacity with demand, as well as to continue to reduce the overall cost structure of our business as outlined below. We remain committed to our new product development efforts and continue to make selective investments in our sales channels. During the third quarter we continued our integration of Liko’s product platforms, business processes, engineering capabilities, clinical services and sales channels with our established brands, products, and sales and service organizations across all of our segments and are beginning to realize cost synergies.
Other significant strategic activities undertaken or continuing during the third quarter include:
Differentiate Our Core North America Acute Care Business.
•	We have enhanced our sales channels through redeployment of our sales and services resources to increase our presence with customers. In addition, we have also consolidated our therapy and patient support marketing organization to provide greater leverage on our product platforms.
•	We have invested in product innovation and research and development in areas that we expect to have a long term return while still addressing our core value propositions to patients and their caregivers. Recent product launches include the Elements™ headwall system, a flexible and adaptable headwall system designed to bring electric power, data and gases to the patient care arena, as well as the VersaCare® P500 wound care surface designed to improve removal of excess heat and moisture from the surface for cooler, dryer skin. In addition, we continue to receive positive feedback with respect to the previously announced launch of our enhanced NaviCare® Clinical Operations Platform, an all digital platform designed to improve communication and keep caregivers in touch with their patients.
•	A key element of our strategy over the past 24-36 months continues to be the revitalization of our rental business. Our recent launches of innovative products, including the TotalCare® Bariatric Plus system, VersaCare® P500 wound care surface and Envision® wound therapy product, have yielded revenue growth and margin expansion throughout our fiscal year.
•	In April, we announced a strategic development arrangement with TeleTracking Technologies, Inc. (“TeleTracking”) to invest in and commercialize the next generation of patient flow and nurse communication solutions designed to enhance efficiency, improve patient safety and integrate communications within the health care environment. In addition, Hill-Rom and TeleTracking have established a joint sales and marketing arrangement to leverage the combined market reach of the two companies as they take patient flow and nurse communications solutions to market. As part of the agreement, TeleTracking purchased the assets of Hill-Rom’s Patient Flow product line, thereby bringing the complete work flow solution into TeleTracking’s software and service offerings. This arrangement will allow for each company to focus on and leverage its core competencies and support the companies’ commitment to pursue initiatives and opportunities that leverage their combined strengths in delivering greater value to hospital customers.

•	We continue to work with our customers to offer and develop leasing and financing solutions that alleviate some of the capital pressure felt by U.S. hospitals and other health care organizations. These programs are designed to utilize our strong capital position and to provide our customers and patients access to Hill-Rom® technology earlier than might otherwise be possible under current conditions.
•	As previously announced, we have continued to implement our plan to restore growth and improve the profitability of our Medical Equipment Management Services (“MEMS”) business. Implementation of the plan has included a more strategic focus on customers, a limited rationalization in our service center footprint to align and consolidate resources and better serve our customers and the rationalization and disposal of select assets and asset groups. The implementation of this plan, along with the more aggressive management of capital expenditures, has resulted in improved gross margins and increased cash flows for this business, despite a planned reduction in revenue.
Achieve a Leadership Position in our Post-Acute Care Business.
•	As we seek to increase our presence across the North America care continuum, we have made investments in new products, new business models and improved business systems that we believe will enable us to profitably participate in the large and growing Home Care and Extended Care segments. The Hill-Rom® 70 and 80 beds (Home Care and Extended Care) were recently launched and our long time frame leader, the Resident® Bed, was refreshed and re-launched. The addition of Liko™ products has also been well received in the Extended Care and Home Care segments through our indirect sales channels.
•	Our Respiratory Care and Home Care business units have continued to grow. Changes made during fiscal 2008 in all businesses in terms of sales channel, product offering and account development have continued to deliver strong results on the bottom line. Respiratory Care continues to grow in additional Medicare covered disease states such as neuromuscular and our Home Care business continues to increase sales of products directly to consumers.
•	We also continue to focus on process improvement with Six Sigma tools and training and process improvement events that are yielding bottom line results. Among a number of projects, we have initiated a project to move to document imaging that will be completed over the next two quarters and provide increased efficiency and effectiveness of our Third Party billing functions.
Expand our International and Surgical Business.
•	We have continued to successfully leverage our existing European Acute Care sales channel capacity to maintain sales volume, despite capital spending pressures on our customers, as well as to integrate Liko™ patient lifts into our Acute and Post-Acute Care sales channel. Over the course of the year we have experienced volume increases, which have generally been offset by the negative impact of currency movements, while also improving operating margin.
•	We have achieved incremental growth in under-penetrated regions and leveraged additional channel capacity. Through the end of the third quarter, we have begun to see the demand for frames and surfaces in selected regions, particularly in Asia and parts of Europe, be impacted by the global economic downturn. However, despite the recent downturn, we have experienced strong growth year-to-date in certain regions, particularly in Latin America and the Middle East and Africa.

Improve Gross Margins and Realize Operating Expense Efficiencies.
•	We continue to execute strategies to mitigate cost pressures and the impact of the global economic environment. We have various ongoing continuous improvement initiatives underway in our Batesville, Indiana and Pluvigner, France manufacturing facilities, and we also continue to focus on centralization of our global supply chain, and increased utilization of low cost region manufacturing and sourcing. As an example, implementation of a new universal manufacturing line in Pluvigner, France is complete and has provided greater than 20 percent improvements in labor productivity. We also have various workstreams aimed at a reduction in discretionary and operational spending that have resulted in significant reductions during the first nine months of our fiscal year.
•	We have refined our strategies and plans for execution in research and development and innovation. We changed the top two layers of our organization early in the fiscal year to improve speed and execution. We have recently expanded our commitment and resources in Singapore, where we enjoy engineering cost advantage, including local government incentives. We have eliminated most of our outside temporary and contracted resources and brought the work inside, at a significant savings as well. We are also working much more extensively with outside development partners to share the development risk and increase our access to enabling technologies. These various initiatives have helped us to manage our costs while continuing to progress our technology platforming efforts. We believe we have a strong product pipeline that will improve sales momentum when normal buying patterns return.
•	Margins in our rental business continue to accelerate due to the continuous improvement culture within our service fulfillment operations that has led to continued productivity gains. We have also achieved positive results from our customer partnering initiatives, which allow us to meet customer needs at a lower cost.
•	Our Monterrey, Mexico facility continues to perform well with our first two product lines fully operational. Output during the current fiscal year has increased 65 percent versus output from the same period in 2008. Conversion costs on lines transferred to Monterrey versus pre-transfer levels are 50 percent better. Efforts continue to be focused on completion of supply base localization efforts as well as transition of the next product line into the Monterrey facility.
•	During the third quarter, in an effort to streamline our manufacturing processes and leverage our existing U.S. manufacturing sites in Batesville, we completed the transition of certain surface and frames manufacturing from Charleston to Batesville. This transition has met or exceeded the related preestablished metrics.
•	On January 14, 2009, we announced a plan to manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. These actions were completed during our third quarter and are expected to result in annual savings of $12 to $14 million. For additional information related to these actions, see Note 10 included in our Notes to Condensed Consolidated Financial Statements.
•	During August of 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. This process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions. The implementation of this restructuring plan was substantially completed by the end of our first fiscal quarter.

Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Quarterly Period Ended			Year-To-Date Period Ended
	June 30,	June 30,		June 30,	June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Revenues:
Capital sales	$219.1	$249.9	(12.3)	$674.7	$734.7	(8.2)
Rental revenues	115.6	116.9	(1.1)	348.9	348.7	0.1

Total Revenues	$334.7	$366.8	(8.8)	$1,023.6	$1,083.4	(5.5)

Consolidated revenues for the third quarter of 2009 decreased $32.1 million, or 8.8 percent, compared to the third quarter of 2008. On a constant currency basis, sales decreased by $20.8 million, or 5.7 percent. Fluctuations in revenues during the quarter were largely driven by volume changes and the impact of foreign currency, as discussed further below, as pricing has been only modestly favorable.
•	Capital sales decreased $30.8 million, or 12.3 percent, including the unfavorable impact of foreign exchange rates of $8.4 million. On a constant currency basis, capital revenues have decreased 9.0 percent. The main driver of this decrease was significant declines in North America Acute Care capital sales resulting from the continued postponement and reductions in capital spending by our U.S. hospital customers. We also realized volume declines in Europe and Asia as a result of softening in capital spending extending beyond our U.S. customers. These declines were offset by incremental revenue from our Liko™ products and strong growth in the Middle East and Africa.
•	Rental revenues decreased $1.3 million, or 1.1 percent, including the unfavorable impact of foreign exchange rates of $2.9 million. On a constant currency basis, rental revenues have increased slightly in comparison to the same period in prior year. Rental revenues in North America Acute Care increased slightly as a result of growth from our Bariatric frames and our Envision® wound surface. We also experienced volume increases in Europe.
Consolidated revenues for the nine month period ended June 30, 2009 decreased $59.8 million, or 5.5 percent, compared to the same period in 2008. On a constant currency basis, sales decreased by $21.9 million, or 2.0 percent. As with our third quarter, revenue fluctuations during our first nine months were largely driven by volume changes and the impact of foreign currency as pricing was only modestly favorable.
•	Capital sales decreased $60.0 million, or 8.2 percent, including the unfavorable impact of foreign exchange rates of $29.1 million. On a constant currency basis, capital revenues have decreased 4.2 percent. The main driver of this decrease was North America Acute Care capital sales, where we saw continued unfavorable volumes resulting from the tightening in provider capital spending budgets that began during the later half of our fiscal first quarter in the U.S., which, to a lesser extent, has since extended to certain other parts of the world. These declines were partially offset by incremental revenue from our Liko™ products, slightly higher volumes from our new NaviCare® Nurse Call software and Home Care business, and strong growth in Latin America and the Middle East and Africa.

•	Rental revenues increased $0.2 million, or 0.1 percent, including the unfavorable impact of foreign exchange rates of $8.8 million. On a constant currency basis, rental revenues have increased 2.6 percent. The increase in rental revenues was mainly due to North America Acute Care growth in the therapy rental revenues led by our Bariatric frames and Envisions® wound surface discussed for the quarter, Respiratory Care, as well as volume growth in Europe.
Consolidated Gross Profit

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2009	2008	2009	2008
Gross Profit
Capital sales	$84.5	$99.4	$260.4	$297.4
% of Related Revenues	38.6%	39.8%	38.6%	40.5%

Rental revenues	$66.2	$61.2	$196.2	$182.5
% of Related Revenues	57.3%	52.4%	56.2%	52.3%

Total Gross Profit	$150.7	$160.6	$456.6	$479.9
% of Related Revenues	45.0%	43.8%	44.6%	44.3%

Consolidated gross profit for the third quarter of 2009 declined by $9.9 million, or 6.2 percent, from the prior year quarter; but increased as a percentage of sales from 43.8 percent to 45.0 percent as outlined above.
•	Capital sales gross profit decreased $14.9 million, or 15.0 percent, due mainly to lower volumes within our North America Acute Care segment. Offsetting this decrease was the effect of the Liko acquisition and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales decreased during the quarter by 120 basis points (where one basis point equals one one-hundredth of a percentage) to 38.6 percent. The decline was largely due to fixed cost components decreasing at a lower rate than sales volume, unfavorable geographic and product mix and $4.5 million of costs related to performance issues associated with a discontinued product.
•	Rental revenue gross profit increased $5.0 million, or 8.2 percent, led by strong therapy rental revenues within our North America Acute Care segment. Gross margin for rental revenues increased 490 basis points to 57.3 percent related to the higher margins on recent product introductions, continued strong leverage and reduction of our field service costs, cost improvement initiatives and lower depreciation.
Consolidated gross profit for the nine month period ended June 30, 2009 decreased $23.3 million, or 4.9 percent, from the prior year nine month period; but increased as a percentage of sales to 44.6 percent.
•	Capital sales gross profit decreased $37.0 million, or 12.4 percent, due to lower volumes within our North America Acute Care segment as outlined above. Offsetting this decrease was the effect of the Liko acquisition and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales also decreased during the nine month period ended June 30, 2009, dropping 190 basis points to 38.6 percent. The decline was largely due to fixed cost components decreasing at a lower rate than sales volume, unfavorable geographic and product mix, costs related to performance issues associated with a discontinued product of $4.8 million, as well as the $2.9 million impact from the step-up of acquired Liko inventories sold during the year. The impact of the Liko inventory step-up was completed in the second quarter of fiscal 2009.

•	Rental revenue gross profit increased $13.7 million, or 7.5 percent, led by strong therapy rental revenues within our North America Acute Care segment as mentioned above. Gross margin for rental revenues increased 390 basis points to 56.2 percent related to the higher margins on recent product introductions, strong leverage and reduction of our field service costs, cost improvement initiatives and the effects of lower deprecation on our rental fleet.
Other

	Quarterly Period Ended			Year-To-Date Period Ended
	June 30,	June 30,		June 30,	June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Other operating expenses	$126.7	$137.3	(7.7)	$384.3	$410.5	(6.4)
Percent of Total Revenues	37.9%	37.4%		37.5%	37.9%

Impairment of goodwill and other intangibles	$3.8	$—	n/a	$473.8	$—	n/a
Special charges	$2.6	$—	n/a	$20.4	$2.3	n/a
Gain on sale of non-strategic assets	$(10.2)	$—	n/a	$(10.2)	$—	n/a

Interest expense	$(2.5)	$(2.1)	19.0	$(7.6)	$(12.2)	(37.7)
Investment income	0.5	1.8	(72.2)	2.1	7.6	(72.4)
Other	1.3	(1.0)	(230.0)	1.3	(3.0)	(143.3)
Other operating expenses decreased $10.6 million for the third quarter of 2009 compared to the same prior year period. As a percentage of revenues, other operating expenses remained relatively flat despite the significant decline in revenues. The decline in the overall expense is a result of August 2008 and January 2009 workforce reduction actions, performance-related compensation savings and other general and administrative continuous improvement activities aimed at reducing core operating expenses. These declines were also due in part to a favorable impact of foreign exchange rates of $2.6 million, offset by incremental expenses related to Liko. Other operating expenses related to Liko were $7.4 million during the third quarter.
Other operating expenses decreased $26.2 million for the nine month period ended June 30, 2009 compared to the same period in the prior year. The primary reasons for the reduction for the first nine months are consistent with those mentioned above related to the third quarter. The favorable impact of foreign exchange rates were $7.7 million for the first nine months while the incremental expenses related to Liko were $23.9 million.
During the second quarter of 2009, we recorded a preliminary charge of $470 million related to the impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our recent operating results. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which reduce the value of our implied goodwill when calculating the impairment charge. During the third quarter, we recorded an additional charge of $3.8 million, which represents the completion of our impairment assessment pending finalization of the purchase price adjustment for the Liko acquisition. For further information regarding the charge, refer to Note 5 to the Condensed Consolidated Financial Statements.
Special charges of $2.6 million were recognized during the third quarter of 2009 as we completed a restructuring plan that we announced on January 14, 2009 to aggressively manage our cost structure through the consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. In total, the plan resulted in a charge of $11.8 million related to severance and early retirement packages. Additionally, postretirement health care costs, the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs and other charges associated with those actions were also taken in the amount of $4.4 million.

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
During the third quarter, we completed two separate sales of non-strategic assets that resulted in a gain of $10.2 million, net of transaction related costs. A majority of the gain resulted from the sale of patents and intellectual property related to our Negative Pressure Wound Therapy technology. We also sold certain assets and liabilities related to our NaviCare® Patient Flow product line in connection with a strategic development agreement with TeleTracking Technologies, Inc.
Interest expense increased during the third quarter of 2009 by $0.4 million compared to the prior-year quarter. This relates primarily to the addition of $90.0 million of borrowings related to the acquisition of Liko.
For the first nine months of our fiscal year, interest expense decreased $4.6 million when compared to the same prior year period. This related primarily to a reduction of debt in the prior year of $224.3 million in connection with the spin-off of the funeral services business as well as lower interest rates, offset by the increase in borrowings related to the Liko acquisition.
Investment income decreased from $1.8 million in the third quarter of 2008 to $0.5 million in the third quarter of 2009 due primarily to lower interest rates in the current year. Other income for the quarter was $1.3 million compared to an expense of $1.0 million in the prior year quarter due primarily to favorability of the foreign currency effects of intercompany transactions.
For the first nine months of our fiscal year, investment income decreased $5.5 million compared to the same period in the prior year due primarily to the same reasons as described above for the quarter. Other income for the first nine months of 2009 was $1.3 million compared to an expense of $3.0 million for the similar prior year period due to favorable foreign currency effects on intercompany receivable and payable position related to trading as well as a prior year $3.2 loss on the early extinguishment of debt and the termination of our previous credit facility.
The effective tax rates for the three and nine month periods ended June 30, 2009 are 25.5 percent and negative 3.7 percent, compared to 2.3 percent and 27.2 percent for the comparable periods in the prior year. The tax rates for the three and nine months ended June 30, 2009 were impacted by the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rates for all periods were also impacted by certain discrete tax items.
The rate for the three months ended June 30, 2009 was favorably impacted by discrete period tax benefits of $3.9 million. The favorable benefit resulted from the release of valuation allowances on capital loss carryforwards and a deferred tax benefit associated with the intangible impairment charge. This compares to $7.8 million of discrete period benefit items recognized in the same period of fiscal 2008 which related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax FIN 48 liabilities, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006.

\

Through the first nine months of our fiscal 2009 we have recorded $5.1 million of discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit and the third quarter discrete items mentioned above. This compares to the first nine months of fiscal 2008 when we recorded $6.7 million of discrete tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax FIN 48 liabilities, including interest.
The effective tax rate without the non-deductible impairment charge or discrete tax benefits was 35.6 percent and 38.5 percent for the nine months ending June 30, 2009 and 2008, respectively with the lower rate in fiscal 2009 related primarily to the reinstatement of the research and development tax credit and a more favorable foreign rate differential.
Business Segment Results of Operations

	Quarterly Period Ended			Year-To-Date Period Ended
	June 30,	June 30,		June 30,	June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Revenues:
North America Acute Care	$189.1	$219.9	(14.0)	$581.2	$662.1	(12.2)
North America Post-Acute Care	50.3	50.6	(0.6)	149.6	146.7	2.0
International and Surgical	95.7	97.6	(1.9)	295.4	278.1	6.2
Total eliminations	(0.4)	(1.3)	(69.2)	(2.6)	(3.5)	(25.7)

Total revenues	$334.7	$366.8	(8.8)	$1,023.6	$1,083.4	(5.5)

Divisional income:
North America Acute Care	$44.6	$54.9	(18.8)	$136.0	$167.0	(18.6)
North America Post-Acute Care	15.2	14.9	2.0	43.6	41.4	5.3
International and Surgical	13.4	10.7	25.2	41.2	32.3	27.6
Functional costs	(49.2)	(57.2)	(14.0)	(148.5)	(171.3)	(13.3)

Total divisional income	$24.0	$23.3	3.0	$72.3	$69.4	4.2

Reconciling differences between total divisional income and income (loss) from continuing operations include the impairment of goodwill and other intangibles, special charges and other income/expense.
North America Acute Care
North America Acute Care revenues decreased $30.8 million, or 14.0 percent, in the third quarter of 2009 compared to the third quarter of 2008, including unfavorable exchange rates of $1.7 million. Capital sales revenues declined $31.8 million, or 20.1 percent, including unfavorable exchange rates of $1.0 million. The decrease was due to lower volumes directly resulting from continued reductions in capital spending by our U.S. hospital customers. The overall volume reductions were offset by incremental capital sales revenues of Liko™ patient lifts and slight favorability related to pricing and mix. Rental revenues increased slightly by $1.0 million, or 1.6 percent, in comparison to the third quarter of 2008. Growth of our therapy rental revenues continued in the third quarter led by new product offerings in our rental fleet including our bariatric bed frames and wound surface products. These increases were offset by lower rentals of our moveable medical equipment due mainly to our previously announced rationalizations.
For the nine month period ended June 30, 2009, North America Acute Care revenues decreased $80.9 million, or 12.2 percent, compared to the prior year same period, including unfavorable exchange rate movements of $8.1 million. Capital sales revenues decreased $86.5 million, or 18.2 percent, while rental revenues were higher by $5.5 million, or 3.0 percent. The decline in capital sales was a result of reductions in capital spending by our U.S. hospital customers offset by slightly higher volumes from our NaviCare® Nurse Call software and incremental capital sales revenues from Liko. Fluctuations in rental revenue for the first nine months of our fiscal year compared to the first nine months of fiscal 2008 were generally consistent with those described above for our third quarter.

Divisional income for North America Acute Care decreased $10.3 million, or 18.8 percent, in the third quarter of 2009 compared to the prior year same period. Capital sales gross profit was down on a percentage basis somewhat in excess of revenues due to fixed cost components decreasing at lower rate than sales volumes, unfavorable product mix, and the impact of $4.5 million of costs incurred related to performance issues associated with a discontinued product. Rental revenues gross profit improved due to higher margins on new product offerings, increased leverage of our field services infrastructure, cost improvement initiatives and lower rental depreciation. Other operating expenses improved by $3.4 million from the same period in the prior year, despite the impact of Liko and related integration costs incurred in the quarter, due to cost improvement initiatives undertaken to respond to the current economic environment and decreased sales commissions.
North America Acute Care divisional income for the nine month period ended June 30, 2009 decreased by $31.0 million, or 18.6 percent. Fluctuations in capital and rental gross profit were due to the same reasons as outlined above for the third quarter with the additional impact of lower Liko capital margins associated with the step-up of acquired inventories sold during the first half of the year. For the nine month period, our operating expenses declined by $4.1 million as expenses related to Liko and investments in our sales channels were more than offset by cost improvement actions.
North America Post-Acute Care
North America Post-Acute Care revenues decreased $0.3 million, or 0.6 percent, in the third quarter of 2009 compared to the third quarter of 2008. Capital sales revenues increased by $0.4 million, primarily due to growth in our home care business and the addition of Liko products. Rental revenues decreased $0.7 million, when comparing the third quarter of 2009 with the third quarter of 2008. Rental revenue reflected lower extended care rentals due to a loss in contractual business during the second and third quarters of our 2008 fiscal year and rationalization of unprofitable business. Offsetting a part of this decrease was growth in The Vest® respiratory care product rentals.
For the nine month period ended June 30, 2009, North America Post-Acute Care revenues increased $2.9 million, or 2.0 percent, compared to the same period in 2008. Capital sales revenues reflected an increase of $5.5 million, while rental revenues decreased $2.6 million. The increase in capital sales and the decrease in rental revenues were due to the same factors described above for the third quarter performance.
North America Post-Acute Care divisional income increased $0.3 million, or 2.0 percent, in the third quarter of 2009 compared to the prior year period. The increase was primarily driven by a decrease in operating expenses for the quarter as a result of six sigma and lean cost savings initiatives.
Divisional income for North America Post-Acute Care for the nine month period ended June 30, 2009 increased $2.2 million, or 5.3 percent, compared to the same period in 2008, which related to the increase in total revenues and a resulting increase in gross profit. Also, divisional income for the period improved as operating expenses were reduced as a result of six sigma and lean cost savings initiatives.
International and Surgical
International and Surgical revenues decreased $1.9 million, or 1.9 percent compared to the same period in the prior year. Excluding the unfavorable impact of exchange rates of $9.6 million, revenues would have increased by 7.9 percent. Capital sales revenues were down $0.3 million related to volume declines in Europe and Asia as a result of softening in capital spending by our customers. Offsetting these declines were increased revenue from our Liko products and growth in the Middle East and Africa. Rental revenues decreased $1.6 million compared to the same period in the prior year. This was driven entirely by unfavorable foreign exchange rates which partially offset increased volumes.

For the nine month period ended June 30, 2009, International and Surgical revenues were up $17.3 million, or 6.2 percent, including the unfavorable impact of exchange rates of $29.8 million. Capital sales revenues were up $20.1 million, or 8.6 percent, due to growth in each of our significant markets on a constant currency basis, the acquisition of Liko, new product developments and further development of our international distribution channel. Rental revenues were down $2.8 million, or 6.7 percent, due to the unfavorable foreign exchange rates more than offsetting volume increases.
Divisional income for International and Surgical increased $2.7 million, or 25.2 percent, in the third quarter of 2009 compared to the prior year period. Capital gross profit was up significantly over the same prior year period primarily due to the Liko acquisition, capital sales increases, and margin improvement around the world. In addition, rental gross profit was also up slightly due to lower field service costs, despite the lower revenues. Operating expenses were unfavorable by $1.7 million, resulting primarily from the acquisition of Liko, partially offset by the favorable impact of exchange rates.
International and Surgical divisional income for the nine month period increased by $8.9 million, or 27.6 percent. Total gross profit in the prior year was negatively impacted by adjustments to our allowances for rental revenue reserves in Italy and unfavorable inventory adjustments associated with periodic physical inventories taken at various operations within Europe. Gross profit for the nine month period ended June 30, 2009 increased due to capital gross profit improvements as a result of the same factors outlined above for the third quarter, while rental gross profit was nearly flat. Operating expenses were unfavorable compared to prior year by $8.4 million due to the acquisition of Liko, partially offset by the favorable impact of exchange rates on cost.
Liquidity and Capital Resources

	Year-To-Date Period Ended
	June 30,	June 30,
(Dollars in millions)	2009	2008
Cash Flows Provided By (Used In):
Operating activities	$167.9	$227.2
Investing activities	(218.5)	(32.4)
Financing activities	(43.4)	(146.5)
Effect of exchange rate changes on cash	0.6	1.4

(Decrease) Increase in Cash and Cash Equivalents	$(93.4)	$49.7

Cash flow information for the year-to-date period ended June 30, 2008 are “as reported” and thus include cash flows from the Company’s former funeral services business through March 31, 2008.
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

Operating Activities
For the nine months ended June 30, 2009, net cash provided by operating activities totaled $167.9 million, compared to $227.2 million for the nine months ended June 30, 2008, which included $56.8 million in operating cash flows of our former funeral services business. While our capital sales have been unfavorably impacted by the current macro-economic climate and its resulting unfavorable impact on hospital capital spending, strong expense controls and a working capital improvement have resulted in strong conversion to cash over the first nine months of our fiscal year. Working capital improvements were led by strong collection of year-end receivables and a reduction in inventory offset by a decrease in trade payables related to timing of payments, the payout of our incentive compensation, timing of tax payments and payments made on our restructuring accruals. The recognition of the goodwill and intangible asset impairment charge of $473.8 million, which resulted in the net loss for our first nine months, is non-cash in nature and therefore had no impact on our cash flows from operations.
The reduction in operating cash flows in comparison to the first nine months of fiscal 2008 was largely driven by the impact of our previously owned funeral services business which provided operating cash flows of $56.8 million in the first half of fiscal 2008. Absent the cash flows from our previously owned funeral services business, cash flows from operations have remained relatively consistent as our strong expense controls and conversion to cash have offset reductions in capital sales.
Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2009 totaled $218.5 million, compared to $32.4 million for the prior year period. Use of cash for investing activities during the period was driven primarily by our purchase of Liko for $187.2 million, net of cash acquired, as well as capital expenditures of $46.8 million. These uses were offset by proceeds from the sale of non-strategic assets of $11.9 million. The increase in usage of cash for investing activities when compared to the first nine months of our fiscal 2008 relates to the acquisition of Liko, a decline in net distributions from our investment portfolio and proceeds from seller financing provided on a previously disposed business received in the prior year offset by proceeds received on our sale of non-strategic assets. Capital spending is down $30.5 million from the prior year, $14.4 million related to our former funeral services business and $16.1 million associated with our efforts to preserve cash and liquidity in response to our decreasing capital sales.
Financing Activities
Net cash used in financing activities totaled $43.4 million for the nine months ended June 30, 2009, compared to $146.5 million for the same period in fiscal 2008. Cash used for financing activities during the first nine months of the year consisted mainly of our scheduled repayment of $25.7 million of our outstanding senior notes and our payment of dividends. Changes in our use of cash when compared to the first nine months of 2008 relate mainly to the distribution of $141.3 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business at the end of the second quarter of fiscal 2008. Also impacting the difference from prior year was a reduction of proceeds from stock option exercises, changes in debt and a reduction in dividend payments. The reduction in dividend payments related to the spin-off of our funeral services business and the segregation of the dividend payments between the two continuing entities. The three quarterly dividend payments of 2009 were consistent with dividend payments made since the separation.

Other Liquidity Matters
Outstanding Borrowings and Available Capacity
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of June 30, 2009, we held investment securities with a fair value of $42.3 million, which consisted primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter of 2008 as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced auction failures and a lower level of liquidity. Another result of the failed auctions, and in accordance with the terms of the securities, interest rates have generally increased thus providing the Company with higher levels of interest income. During our first quarter, we entered into a settlement agreement requiring UBS to repurchase $26.9 million of these securities at par value (“Put”).
We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. To date, we have recorded both temporary unrealized losses and realized losses totaling $2.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. See Notes 1 and 8 of Notes to Condensed Consolidated Financial Statements for more information pertaining to these securities and the fair value of our portfolio. We continue to believe we have the ability and the intent to hold these assets until market conditions are more favorable or the conditions of the Put are satisfied. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of June 30, 2009, we had outstanding borrowings of $90.0 million and $5.9 million of outstanding, undrawn letters of credit under the facility, leaving $404.1 million of borrowing capacity available. See Note 6 of Notes to Condensed Consolidated Financial Statements for more details on the credit facility.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed rates of interest as of June 30, 2009, which are classified as long-term in the Condensed Consolidated Balance Sheet. We repaid $25.7 million of senior notes outstanding in June 2009, which had previously been classified as short-term debt.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. At March 31, 2009, our latest measurement date, our pension plans were underfunded by approximately $66 million. Given the adverse performance of our plan assets, we expect increased contributions to fund the plan over the next several years. We are currently assessing several funding alternatives for 2009, and depending on which one is selected, we could fund up to $20 million. Future contributions will also be impacted based on these decisions.
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

As our focus has been on investing in strategic initiatives and, more recently, on maintaining our liquidity in these unprecedented economic times, and in conjunction with certain restrictive covenants from the Distribution Agreement with Hillenbrand, Inc., during fiscal 2008 and through the third quarter of fiscal 2009, we have not repurchased any shares of our common stock in the open market. As of June 30, 2009, we had Board of Directors’ approval to repurchase 3,000,000 additional shares of our common stock. We may consider repurchases of shares if justified by the stock price and after considering the current environment and our desire to preserve liquidity. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, it is important to understand that if a class is certified in the FCA Action, as described in Note 16 of Notes to the Condensed Consolidated Financial Statements, and if the FCA plaintiffs prevail at trial, potential damages awarded the plaintiffs could have a material adverse effect on our results of operations, financial condition and liquidity and exceed our capacity to raise sufficient cash to fund or post a bond to appeal such a judgment. Additionally, the recent disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million credit facility is with a syndicate of banks. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. We have not experienced any failure of the lenders under our credit facility to fund, however, it is possible that additional financial institutions, including those that are lenders under our credit facility, could become insolvent or seek bankruptcy protection, which could affect our ability to access available borrowing capacity under our credit facility. If credit markets do not improve and we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions or pension obligations, such sources of capital may not be available to us on acceptable terms if at all.
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
As a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our recent operating results, we determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of our normal third fiscal quarter test period. The interim impairment testing was refined during our third quarter and resulted in an impairment of goodwill and other intangibles in each of our three reportable segments in the following amounts — North America Acute Care $289.5 million, North America Post Acute $68.6 million and International and Surgical $115.7 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International reporting units. A further adjustment to this charge is likely upon finalization of the working capital and net debt adjustments associated with the Liko acquisition. There were no additional charges necessary based on our normal annual assessment made during our third quarter. See Note 5 to the Condensed Consolidated Financial Statements for further information related to the impairment charge.
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
We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time-to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At June 30, 2009, we had outstanding foreign exchange derivative contracts in notional amounts of $4.8 million with a fair value of these contracts approximately $0.1 million less than the original contract value. Derivative gains/(losses), initially reported as a component of other comprehensive income, are reclassified to earnings in the period when the forecasted transaction affects earnings.
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
Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The District Court Judge recently denied class certification in both the Funeral Consumers Alliance, Inc. (“FCA”) and Pioneer Valley Casket Co. (“Pioneer Valley”) lawsuits. The FCA plaintiffs petitioned the United States Court of Appeals for the Fifth Circuit for permission to file an appeal of the Court’s order denying class certification. On June 19, 2009, the Fifth Circuit denied that petition. Then, on July 9, 2009, the FCA plaintiffs filed alternative requests with the Fifth Circuit for reconsideration of the denial of their petition or for permission to file a petition for rehearing by all of the judges sitting on the Fifth Circuit Court of Appeals. On July 29, 2009, a three-judge panel of the Fifth Circuit denied both requests. The Pioneer Valley plaintiffs did not seek leave to appeal, and pursuant to a stipulation among the parties, the District Court has dismissed the Pioneer Valley Action. The dismissal was with prejudice, which means that these plaintiffs cannot refile these claims again.
For more detailed information concerning these and other lawsuits and legal proceedings, see Note 16 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Item 1A. RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes to the risk factors described in that report. Refer to Part I — Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion of the impact of the current economy and emerging healthcare reform on our results of operations and liquidity.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total		as Part of	that May Yet Be
	Number		Publicly	Purchased Under
	of Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased1	Paid per Share	Programs 2	Programs
April 1, 2009 – April 30, 2009	29	$9.89	—	3,000,000
May 1, 2009 – May 31, 2009	354	$16.04	—	3,000,000
June 1, 2009 – June 30, 2009	859	$14.47	—	3,000,000
Total	1,242	$14.81	—	3,000,000

1	All shares purchased in the three months ended June 30, 2009 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25,710,667 shares of common stock, of which 3 million are still available for repurchase. There were no purchases under this approval in the three months ended June 30, 2009. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6. EXHIBITS
A. Exhibits

Exhibit 3.2	Amended and Restated Code of By-Laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3 to Current Report on Form 8-K filed August 4, 2009)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: August 7, 2009	BY:	/S/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: August 7, 2009	BY:	/S/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002