Form 10-K
period 2009-09-30
Hill-Rom Holdings, Inc.
filed 2009-11-24
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Common Stock, without par value — $604,096,035 as of March 31, 2009
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, without par value — 62,672,447 as of November 16, 2009.
Documents incorporated by reference.
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 4, 2010 are incorporated by reference into Part III.

HILL-ROM HOLDINGS, INC.
Annual Report on Form 10-K
September 30, 2009

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
General
Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) (formerly known as Hillenbrand Industries, Inc.) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care.
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis — Industry Trends, Strategy and Other Factors Impacting Our Business” under Item 7 of this Form 10-K.
Spin-off of Funeral Services Business
On March 31, 2008, we completed the spin-off to our shareholders of our funeral services business operating under the Batesville Casket name, through a tax-free stock dividend. In connection with the distribution, the Company (formerly known as Hillenbrand Industries, Inc.) changed its name to Hill-Rom Holdings, Inc. and began trading under the symbol “HRC” on the New York Stock Exchange (“NYSE”).
The results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-K. See Note 3 to the Consolidated Financial Statements, included under Item 8 of this Form 10-K, for a further discussion of the spin-off of the funeral services business.
Liko Acquisition
On October 1, 2008, we completed the acquisition of two affiliated companies: Liko Vårdlyft AB and Liko North America Corporation collectively (“Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. See Note 2 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a further discussion of the Liko acquisition.

Business Segment Information
Net revenues, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 15 to the Consolidated Financial Statements.
Our operating structure contains the following reporting segments:
•	North America Acute Care
•	North America Post-Acute Care
•	International and Surgical
Products and Services
Patient Support Systems. Our innovative patient support systems include a variety of electrically adjustable and manual bed systems and integrated and non-integrated therapeutic surfaces for use in high, mid and low acuity settings. Bed systems are one of the most visible and important medical devices in health care and play a significant role in improving patient outcomes and caregiver safety. Improved outcomes are frequently enabled by the interoperability among bed frames, surfaces and clinical information technologies. Specifically, our advanced patient support systems can provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, wound healing and prevention, pulmonary treatment, point of care controls, and patient turn assist and upright positioning. These features and functions, when combined with caregiver training and treatment protocols, have been demonstrated to reduce a number of the most frequent adverse events associated with patient stays, including bedsores (or pressure ulcers), ventilator-associated pneumonia and patient falls.
Our primary patient support systems include the following:

Acuity Settings	North America Acute Care	North America Post-Acute Care	International & Surgical	Selected Features/Options

Critical/Intensive Care Settings	TotalCare® bed		TotalCare® bed, TotalCare® P500i, TotalCare® bed with Duo®2 mattress	Key features include Advanced MicroClimate™ Technology, enhanced patient positioning, Point-of-Care® siderail controls, TurnAssist, in-bed scale, Intellidrive® powered transport, real time alerts, including head of bed alarms, FlexAfoot®, Fullchair® egress and stand assist.

	TotalCare SpO2RT® system		TotalCare SpO2RT® system	Same as TotalCare®, plus pulmonary therapies including continuous lateral rotation, percussion and vibration.

Medical/Surgical Settings	VersaCare® bed, Advanta2 bed, CareAssist®ES bed, Hill-Rom®1000 bed		AvantGuard® 800/1200/1600 beds, VersaCare® bed, CareAssist®ES bed, Hill-Rom® 1000 bed, Hill-Rom® 305/405 beds, MediCraft MC700, MC500 beds	Key features include low bed height, patient position monitor for patient bed exit, enhanced patient positioning, BOOST®, Turn Assist/FlexAfoot®, Point-of-Care® siderail controls, in-bed scale, Intellidrive® powered transport, Low Chair® position and real time alerts.

Acuity Settings	North America Acute Care	North America Post-Acute Care	International & Surgical	Selected Features/Options

Emergency Department/Transport /Procedural Care Areas	Procedural, Trauma, Surgical, OB/GYN, Electric and Transport Stretchers		Procedural, Trauma, Surgical, OB/GYN, Electric and Transport Stretchers	Key features include low height, mobility, comfort surface, one step tuck-away siderails, ergonomic push handles, 700 lb. weight capacity, BackSaver Fowler®, foot controls, Auto Contour™ and dual action brakes.

Labor and Delivery	Affinity® 4 bed		Affinity® 4 bed	Key features include Stow and Go™ or Lift Off removable foot section, easy to use foot and calf supports, seat inflate and deflate, automatic pelvic tilt, CPR release, Point-of-Care® siderail controls, and battery back-up.

Bariatric	TotalCare® Bariatric Plus system, Excel CareAssist®ES bed with P530 Therapy Surface, Triflex II system	Bariatric 1039 system Bariatric 1048 system	TotalCare® Bariatric Plus system, Excel Care®ES bed, ProAxis™Plus	Key features include 500 lb. or 1000 lb. capacity, adjustable width on frame and surface, low airloss surface, adjustable length, in-bed scale, FullChair® position, chair egress, 30-degree head or bed angle alarm, powered transport, turn assist positioning, pulmonary therapies including continuous lateral rotation, percussion and vibration.

Extended Care Settings		Hill-Rom® 1000 bed, Resident® LTC bed, Hill-Rom® 70 Semi-Electric Bed, Hill-Rom® 80 bed, Hill-Rom® 80 Fully-Electric bed, Hill-Rom® 100 Low bed	AvantGuard® 800 LTC bed, AvantGuard® 800 Comfort bed, MediCraft MC200 bed	Key features include easy to use electric high/low controls, half-length tuck-away siderails, automatic contour, footend control lockouts, floor brakes, convenient to use patient and caregiver controls, multiple style foot and head boards.
We also provide multiple surface/mattress offerings to meet the needs of customers across the continuum of care. Tempur-Pedic®, a jointly branded, premium, non-powered, comfort mattress, is available to our North America acute care customer base. Surgical table accessories from our Allen Medical business include the FlexFrame™ device, which converts a standard operating room table into a surgical table for spine procedures.
We sell patient support systems, including surgical accessories, primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. An emerging business involves the direct to consumer (“DTC”) sale of patient support systems and other selected accessories for patients and families desiring the same level of product while at home. Approximately 45 percent, 53 percent and 53 percent of our revenues during fiscal 2009, 2008 and 2007, respectively, were derived from patient support systems.

Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces for a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions, primarily to acute, extended and home care customers. Our primary non-invasive therapeutic products and surfaces include the following:

Therapy Product and	North America	North America
Surfaces Uses/Features	Acute Care	Post-Acute Care	International & Surgical

Products used in the treatment of advanced pressure sores, burns, flaps, grafts and intractable pain	Clinitron® Rite Hite® Air Fluidized Therapy System	Clinitron® Rite Hite® Air Fluidized Therapy System, Clinitron At Home® Air Fluidized Therapy System	TotalCare® bed with Duo®2 mattress

Products used primarily for at risk wound prevention and early treatment through advanced pressure relief (pressure redistribution)	Acucair®, Flexicair Eclipse® Low Airloss Therapy, VersaCare 500i, VersaCare A.I.R.™, Flexicair MC3® Low Airloss Therapy, Envision® E700 Low Airloss Surface, Synergy® Air Elite, AccuMax Quantum mattresses, TotalCare® P500i	AccuMax Quantum,
Flexicair Eclipse® Low
Airloss Therapy,
Acucair®,
PrimeAire® Surface,
Acucair®-Matt,
Synergy® Air Elite,
300 Wound Surface, P400
Therapy Surface,
Silkair® Overlay,
Silkair® MRS, Sentry
		1200 APM™ mattresses	Duo®2, ClinActiv®, Alto™, Primo™, P330 mattresses

Products used primarily for wound prevention	Primeaire® Therapy Surface, NP100 Prevention Surface, TempurPedic® Medical Mattress, NP200 Prevention Surface, AccuMax Quantum™ surface	NP50 Prevention Surface, NP100 Prevention Surface, NP200 Prevention Surface, AccuMax Quantum™ surface	Thermo Contour® surface, NP50 Prevention Surface, NP100 Prevention Surface, NP200 Prevention Surface

Pulmonary bed/surfaces which provide continuous lateral rotation of the patient, percussion and vibration	TotalCare SpO2RT® system, V-Cue® mattress	Synergy® Dynamic, Synergy® Elite Turn, V-Cue®, TotalCare Sp02RT® systems	Respistar®, TotalCare SpO2RT® systems

Products specifically designed for the needs of the bariatric patient	Magnum® II, TotalCare® Bariatric Plus, Flexicair Eclipse Ultra® systems, Excel Care® ES bed with P530 Therapy Surface	TriFlex™ I System, TriFlex™ II System, Synergy® Air Elite Bariatric Mattress Replacement, Hill-Rom® Bariatric 1039 surface, Hill-Rom® Bariatric 1048 surface, NP50 Prevention Surface	TotalCare® Bariatric Plus, ProAxis™ Plus systems

Airway clearance in chronic pulmonary disease patients through high frequency chest wall oscillation	The Vest® System	The Vest® System	The Vest® System
We rent and sell non-invasive therapeutic products and surfaces primarily in the United States, Canada and Europe through a clinical sales force comprised of professionals primarily with a background in nursing or respiratory therapy. In November 2009, we formed a joint venture with Encompass Group, LLC to focus on the sale and distribution of a comprehensive range of surface replacement systems that are intended to be sold separate from a bed frame. Surface replacement systems are generally purchased by our customers to replace existing surfaces that are technologically obsolete or at the end of their useful life.

Technical support for non-invasive therapeutic products and services is made available through an extensive network of technicians and service personnel who provide maintenance and technical assistance from approximately 220 service centers located in the United States, Canada and Europe. Certain therapy systems are also sold directly to customers. Approximately 30 percent, 27 percent and 24 percent of our revenues were derived from these therapeutic products and surfaces in fiscal 2009, 2008 and 2007, respectively.
Medical Equipment Management Services. We provide peak-need rentals and health care provider asset management for a wide variety of moveable medical equipment, also known as MME, such as ventilators defibrillators, intravenous pumps, and patient monitoring equipment. Our medical equipment and management services business also includes equipment service contracts for our capital equipment. We provide these products and services primarily to acute and extended health care facilities through a network of over 220 service centers and approximately 1,700 service professionals throughout the United States, Canada and Europe.
We believe our rental business model offers our customers a number of advantages. A rental option provides health care professionals rapid and affordable access to clinical products and therapies that address the unique needs of a variety of temporary or long-term patient specific situations, including life saving applications. Examples include surfaces to treat wound or burn patients or specialty designed patient support systems to manage obese patients. We also use our rental capabilities to enable our customers to evaluate new technologies. This allows them to carefully evaluate a product before they choose to own the product versus rent it. In addition, our rental offerings allow customers to meet their peak-need, high-census requirements for certain technologies such as infusion pumps, ventilators and patient monitors, thereby facilitating more effective asset management. For example, health care suppliers may turn to MME rental suppliers in the face of unanticipated MME shortages, when there is a surge in patients in need of care and insufficient equipment on hand to meet that need.
We also provide asset management services through various business models to health care providers. Customers seek our services in order to optimize use of their capital investment, as well as a means of introducing new technologies to the hospital and improving utilization by controlling the deployment of their assets.
Approximately 10 percent, 9 percent and 10 percent of our revenues were derived from these products and services in fiscal 2009, 2008 and 2007, respectively.
Patient Environment and Mobilization Solutions. These products include mobility solutions, architectural products and health care furniture. Patient mobilization solutions include patient lifts, slings and other patient transfer technology ranging from compact, lightweight mobile lifts to high capacity overhead and freestanding systems. Patient lifts are widely utilized by professional and non-professional caregivers in acute care hospitals and post-acute care settings to safely facilitate the movement and transfer of patients. Health care furniture solutions include bedside cabinets, adjustable-height overbed tables and patient room furniture. Architectural products include headwalls and power columns, such as the intensive care architectural arm platform called the Latitude® system and the Elements™ headwall system, which both enable medical gases, communication accessories and electrical services to be distributed in patient rooms. We sell patient environment and mobility solutions primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors.
Health Information Technology Solutions. We develop and market a variety of communications technologies and software solutions that are designed to improve patient safety, drive efficiency at the point of care, and integrate the health care enterprise. These products include our suite of clinical communication and productivity solutions, our NaviCare® platform, patient safety and our NaviCare® Nurse Call. These solutions enable patient-to-staff and staff-to-staff communications to improve patient outcomes and caregiver safety and efficiency. By aggregating messages, alarms and data from patient platforms or other integrated communication devices we can provide real-time alerts to caregivers and construct post-event analyses. Through our WatchChild® Obstetric Data Management System, we also provide a perinatal safety solutions suite that focuses on maternal and fetal monitoring and data archiving.

Competition
The following table displays our significant global competitors:

Product Categories	Competitors
Patient Support Systems	Stryker Corporation Joerns Healthcare Inc. Invacare Corporation ArjoHuntleigh (Division of Getinge AB) Sunrise Medical V. Guldmann A/S Linet

Non-Invasive Therapy Surfaces and Specialty Beds	Kinetic Concepts, Inc.
Gaymar Industries, Inc.
SIZEWise Rentals, LLC
Pegasus Airwave, Inc.
Comfortex, Inc.
Medline Industries, Inc. (mattresses)
Encompass Group, LLC
Anodyne Therapy, LLC
RecoverCare, LLC
Span-America Medical Systems, Inc.

Medical Equipment Management Services	Universal Hospital Services, Inc. Freedom Medical, Inc. Medical Specialties Distributors, LLC GE Aramark Fitzsimmons Home Medical Equipment, Inc. Numerous regional/local businesses

Health Information Technology Solutions	Rauland-Borg Corporation Dukane Corporation West-Com Nurse Call Systems, Inc. Intego Systems, Inc. SimplexGrinnell LP
Additionally we compete with a large number of small regional manufacturers.
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

Over the past twelve months, the FDA performed a follow-up inspection at our Batesville headquarters and additional inspections at our Pennsauken, Fayetteville and Charleston facilities. The Batesville inspection was a follow-up to a Warning Letter we received in early 2008. A Notice of Inspectional Observations (also known as 483 reports) report was issued with a minor comment and we implemented corrective action. The FDA has classified the inspection as Voluntary Action Indicated (“VAI”), which means no further regulatory action will be taken by the FDA on this matter; hence, we consider the matter resolved. Our Pennsauken and Fayetteville locations were issued no 483 reports. Our Charleston location was issued a 483 report with one minor finding corrected by the Company and acknowledged by the FDA. The Charleston inspection was also classified Voluntary Action Indicated by the FDA and we consider the matter resolved. Audits conducted by foreign agencies have resulted in some observations resulting in our implementation of corrective actions. We believe we have responded fully to all findings and have implemented appropriate corrective actions. Any future determination by the FDA or similar foreign agency that our products or quality systems do not comply with applicable regulations could result in future compliance activities, including product recalls, import detentions, injunctions preventing the shipment of products, or other enforcement actions that could have a material adverse effect on our financial condition, results of operations and cash flow.
Health Care Regulation
Our customers include hospitals and other acute and extended care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business and a small portion of our extended care business, we are reimbursed directly by such third-party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses. See “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” for further details on the impacts to our business of changes in health care regulations and the pending health care reform legislation.
We have been advised of a qui tam (whistleblower) action filed against us in 2005 under the federal False Claims Act. We are not yet a party to that case, having not been served, and the government has not yet reached a decision as to whether or not to intervene in that matter. See “Item 3. Legal Proceedings — Office of Inspector General Investigation” for further details.
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
Over the past several years, the fluctuating prices of certain raw materials, including metals, fuel, plastics and other petroleum based products in particular, and fuel related delivery costs, had a direct and material negative effect on our profitability. We have acted and will continue to act to mitigate the impact of unfavorable fluctuations in raw material and fuel prices, including through continuous improvement, investments in state-of-the-art and more efficient production equipment, the centralization of the global supply chain to optimize manufacturing operations and purchasing power with suppliers, increased utilization of low cost region sourcing through our sourcing office in China, and increased utilization of the manufacturing facility in Monterrey, Mexico. However, there can be no assurance that we will be able to anticipate and react quickly enough to all changing raw material and sub-assembly prices in the future or that the actions taken will be sufficient to offset the effects of the higher prices.
Most of our extended contracts with hospital group purchasing organizations (“GPOs”) and customers for the sale of North American products permit us to institute annual list price increases. While there are certain limitations in some of those contracts, their provisions generally allow us to raise prices to offset some, but not necessarily all, raw material cost inflation.

Distribution
We have extensive distribution capabilities and broad reach across all health care settings. We have relationships with a large number of acute care hospitals, extended care facilities, community health settings and home health care agencies. Through our network of approximately 200 North American and 20 international service centers and approximately 1,350 North American and 350 international service professionals, we are able to rapidly deliver our products to customers. This extensive network is critical to securing contracts with GPOs and serving our other customers.
Research and Development
Research is conducted to develop new products and improve existing products, as well as to enhance manufacturing and production methods and improve service. Research and development is expensed as incurred. Research and development expense included with continuing operations for the fiscal years ended September 30, 2009, 2008 and 2007, was $55.7 million, $57.3 million and $47.8 million, respectively.
In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of five to ten years once the software is ready for its intended use. The amortization expense for fiscal years 2009, 2008 and 2007 was approximately $3.6 million, $2.0 million and $0.1 million, respectively.
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
Employees
As of September 30, 2009, we employed approximately 6,500 persons, including approximately 150 incremental Liko employees. Approximately 500 of these individuals, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States. In the United States, the collective bargaining agreements have expiration dates of January 2010 and January 2013. Outside of the United States, negotiations take place as determined by country level requirements, with some elements of employment being negotiated annually.
Although we have not experienced any significant work stoppages in the past 40 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations. However, we have no reason to suspect that we will have significant difficulties in negotiating new collective bargaining agreements to replace those that will expire in the future and we will continue to prepare contingency plans as part of routine preparation for negotiations to minimize the impact of any potential work stoppages.

Regulatory Matters — Environmental
We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. When necessary, we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $2 million. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 15 to the Consolidated Financial Statements, which statements are included herein under “Item 8 — Financial Statements and Supplementary Data.”
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
Executive Officers of the Registrant
Our executive officers are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and from time-to-time as necessary, to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of our executive officers or between any of them and any of the members of the Board of Directors. The following is a list of our executive officers and certain other key personnel as of November 16, 2009.
Peter H. Soderberg, 63, was elected as President and Chief Executive Officer of the Company effective March 20, 2006. Mr. Soderberg, a Company board member since 2002, was most recently President and Chief Executive Officer of Welch Allyn, Inc., Skaneateles Falls, N.Y. He held that position since January, 2000. Mr. Soderberg was previously Group Vice President and Chief Operating Officer of Welch Allyn, Inc. His prior experience includes 23 years at Johnson & Johnson where he served in a variety of operations, marketing and management positions in four of its over-the-counter and professional product companies. Most recently, he was President of Johnson & Johnson Health Management, a Johnson & Johnson portfolio company. His career also includes roles as President and Chief Executive Officer of an industrial technology company and the founder and President of a venture capital business. He is on the Boards of Directors of Greatbatch, Inc. (NYSE:GB), Constellation Brands, Inc. (NYSE:STZ), the Advanced Medical Technology Association, and, before his move to Indiana, was on the boards of the Syracuse Symphony Orchestra (as its Vice Chairman), the Metropolitan Development Authority of Central New York (as its Vice Chairman) and CNYMedtech (as its Chairman).
Gregory N. Miller, 46, was elected Senior Vice President and Chief Financial Officer of the Company effective July 14, 2005. He previously held the positions of Vice President — Controller and Chief Accounting Officer for the Company from May 16, 2002 to July 14, 2005 and Vice President — Controller from November 9, 2001 to May 16, 2002. Prior to joining the Company he held a number of positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products and its divisions including Group Vice President and Controller, Photo Fashions and Juvenile Products Groups, Newell Rubbermaid from 2000 to 2001; Vice President and Controller, Little Tikes Company, a Newell Rubbermaid division from 1999 to 2000; Vice President and Controller and various positions of increasing responsibility in finance for Newell Window Furnishings/Kirsch from 1993 to 1999. Prior to his Newell positions, he held positions with the accounting firms of Deloitte & Touche LLP and Grant Thornton.
Abel Ang, 36, has served as the Chief Technology Officer and Vice-President of Global Product Platforms for Hill-Rom since May 2008. In that role he has overall responsibility for Hill-Rom’s global R&D operations which are distributed across sites in the U.S., Mexico, France, and Singapore. Since joining the company in 2006, he has held the positions of Vice-President and General Manager of Hill-Rom’s Global Surfaces and Therapy Business Unit; and Vice-President for International Business and Technology Development. He formerly headed the global Medical Technology and Biotechnology industry groups in the Singapore Economic Development Board’s (EDB) Biomedical Division. Ang has implemented more than 25 greenfield manufacturing, supply chain, and R&D facilities with an investment value in excess of $500 million. Ang sits on the Industry Advisory Board for the Center for the Business of Life Sciences of the Kelley School of Business at Indiana University and the Advisory Board for the Singapore-MIT Alliance for Research and Technology. Ang teaches at the MBA program of the Nanyang Business School, which has been consistently ranked as one of the top MBA schools in Asia. He has also lectured at the Kelley School of Business at Indiana University and the Krannert School of Management at Purdue University.

Mark D. Baron, 53, was elected Senior Vice President, Global Supply Chain of the Company effective October 2006. Since joining the Company in 2001, he has held the positions of Vice President and General Manager of the Company’s Care Environment Business Unit for Europe, Middle East, & Africa and Vice President, Global Supply Chain. Prior to joining the Company, he held a number of positions with the Lockheed Martin Corporation, a developer and manufacturer of technology systems and products, including Vice President, Material Acquisition from 1998 to 2001 and various leadership positions in Operations and Quality from 1993 to 1998. Prior to his Lockheed Martin positions, he progressed through positions of increasing responsibility in Operations with the General Electric Company.
Earl DeCarli, 53, has served as Group Vice President Care Continuum Services since March 2008. Prior to joining the Company Mr. DeCarli was most recently President and Chief Executive Officer of The Hygenic Corporation, a private equity owned provider of solutions for the rehabilitation and wellness markets. He held that position since August, 2007 and previously served as Hygenic’s President and Chief Operating Officer from March 2005. Mr. DeCarli served as Group Vice President of Welch Allyn, Inc. from May 2000 to early 2005. His prior experience includes eleven years (1989-2000) at Elekta Instruments AB, a Swedish supplier of advanced medical technology for neurosurgery and radiation oncology. While at Elekta he served in a variety of general management roles including Vice President, Surgical Instruments Division; President, Precision Therapy International, Inc. and Chief Operating Officer, Elekta, Inc. Mr. DeCarli began his career in the health care field in 1983 with Baxter Healthcare Corporation where he progressed through positions of increasing responsibility in sales, marketing and sales management. Mr. DeCarli currently serves as a member of the Board of Directors of Reichert, Inc., a portfolio company of the private equity firm Beecken, Petty, O’Keefe & Company.
Patrick D. de Maynadier, 49, has served as Senior Vice President General Counsel and Secretary of the Company since October 1, 2007. Prior to that he served as Vice President, General Counsel and Secretary of the Company starting on January 28, 2002. From May 2000 to October 2001, he was Executive Vice President, General Counsel and Corporate Secretary for CombiMatrix Corporation, a biotechnology company that develops software addressable biochips for drug researchers. From May 1999 to May 2004, he was the President and Chief Executive Officer of SDI Investments, LLC, a spin-off of Sterling Diagnostic Imaging, Inc. He served as Senior Vice President, General Counsel and Corporate Secretary of Sterling Diagnostic Imaging, Inc. from June 1996 to May 1999. Prior to that he was Associate General Counsel of Falcon Seaboard Resources, Inc., a cogeneration and oil and gas company, and a corporate, mergers and acquisitions and securities partner at the law firm Bracewell & Giuliani LLP.
Kimberly K. Dennis, 42, was elected Senior Vice President, North America Post-Acute Care on October 1, 2006. Previous to that, she served vice president roles at Hill-Rom leading its Turnaround Program, shared services and information technology efforts from August 2005 to October 2007 and at Hillenbrand leading shared services and information technology since August 5, 2003. She was Vice President, Business Information Systems for Batesville Casket Company from August 2001 to August 2003 and Director, Enterprise Systems for Batesville Casket Company from January 2000 to August 2001. Her career with the Company started in 1989 with Batesville Casket Company. During her tenure, she held positions of increasing responsibility in finance, planning, operations, logistics, and information technology in assignments at Batesville Casket Company, Hillenbrand and Hill-Rom.
John H. Dickey, 55, was elected Senior Vice President of the Company effective October 1, 2007. Prior to that he served as Vice President of Human Resources of the Company starting on January 1, 2006 and had served as the Vice President of Human Resources and Administration for Batesville Casket Company prior to that since October 22, 2001. Mr. Dickey previously held the position of Vice President of Human Resources for Forethought Financial Services from 1997 to 2001. Prior to that, he was Director of Human Resources — Field Operations and Sales for Hill-Rom, from 1990 to 1997. His career started with the Company in 1976 where he held positions of increasing responsibility in logistics, operations and human resources.

Sheri H. Edison, 52, was elected Senior Vice President and Chief Administrative Officer of the Company, effective October 1, 2007, with responsibility for U.S. commercial legal operations, information technology, government affairs, regulatory affairs, quality assurance, supplier quality, enterprise transportation and guest services. She has served as Assistant General Counsel and Assistant Secretary for the Company since October 1, 2005 and served as Vice President and General Counsel for Hill-Rom from November 3, 2003 until October 1, 2007. Prior to that, Ms. Edison served as Vice President and General Counsel of Batesville Casket Company beginning in early 2003, and before joining the Company, Ms. Edison was Assistant General Counsel at LTV Steel and spent several years in private practice at Jones Day as a mergers and acquisitions attorney.
Michael J. Grippo, 40, was elected Vice President of Business Development and Strategy of the Company on June 12, 2006. Prior to joining the Company, Mr. Grippo led the Business Development function for Welch Allyn, Inc., a privately held medical products company based in Skaneateles, NY. Prior to Welch Allyn, Mr. Grippo spent 12 years in the investment banking industry primarily with SunTrust Robinson Humphrey, SG Cowen and UBS Securities. Mr. Grippo received a joint degree in Economics and Political Science from Princeton University and an MBA from New York University.
Jeffrey Kao, 42, has served as President of the Company’s North America Acute Care division since January 2008. Previously, he had been Senior Vice President of Sales, Clinical & IT Solutions for Hill-Rom since May 24, 2007. He previously held the position of President and Chief Executive Officer at Systems and Software, a Vermont based software firm focused on Municipal Government Revenue Cycle Solutions, from October 2006 to May 2007. Prior to Systems and Software, Mr. Kao served as the Senior Vice President for Flowcast, a division of IDX Systems Corporation, from October 2004 to October 2006. Mr. Kao held a number of positions with GE Healthcare previous to IDX, including General Manager of Functional Imaging and General Manager of Nuclear Medicine, and served as a 6 Sigma Master Black Belt and Quality Leader for GE Healthcare.
Richard G. Keller, 48, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 4, 2005. He had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of the Company from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Blair A. (Andy) Rieth, Jr., 51, was hired as Vice President of Investor Relations, Communications, and Global Brand Development of the Company on June 7, 2006. Prior to joining the Company, he held a number of positions for Guidant Corporation, a former subsidiary of Eli Lilly and Company, from 1994 to 2006. Most recently he held the position of Investor Relations Officer from 2000 to 2006. Prior to Guidant, Mr. Rieth held a variety of management positions within sales, product management, mergers and acquisitions and business development for Eli Lilly and Company. Mr. Rieth received a degree in Economics magna cum laude from DePauw University and a Master’s in Business Administration from the Amos Tuck School at Dartmouth College.
Gregory J. Tucholski, 48, has served as President of the Company’s International and Surgical division since January 2008. He was elected Senior Vice President, International and Surgical of Hill-Rom effective October 2006. He previously held the position of Vice President, North America Sales and Vice President North America Marketing of Hill-Rom since April 2003. Previously, he held a number of positions at GE Medical Systems (now GE Healthcare) during his 15 year career with GE Medical Systems. GE Healthcare, a unit of General Electric Company, is a provider of medical technologies and services, including medical imaging and information technologies, medical diagnostics, patient monitoring systems, drug discovery, and biopharmaceutical manufacturing technologies. Prior to his GE positions, Mr. Tucholski began his career with Technicare, formerly a Johnson and Johnson subsidiary.
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
We face significant uncertainty in the industry due to government health care reform. In addition, capital equipment sales and rental revenues may be adversely affected by Medicare and state government Medicaid funding cuts that could affect customers in every segment of our health care business.
Political, economic and regulatory influences are subjecting the health care industry to fundamental changes. We anticipate that the current presidential administration, Congress and certain state legislatures will continue to review and assess alternative health care delivery systems and payment methods with an objective of reducing health care costs and expanding access. The uncertainties regarding the final legislation and its implementation could continue to have an adverse effect on our customers’ purchasing decisions regarding our products and services. Any legislation enacted could represent opportunities and challenges. The potential exists that Medicare and Medicaid reimbursement in a variety of health care settings could be negatively impacted. Additionally, proposals to tax the sale of medical device technologies are being considered in Congress. The House of Representatives passed legislation that calls for a 2.5 percent sales-based excise tax beginning in 2013. The Senate is considering a market-share based excise tax of approximately $2 billion annually on medical device manufacturers beginning in 2010. At this juncture in the legislative process, it is not possible to determine the final magnitude of the tax or its precise structure and implementation. Negotiations are underway with the industry relative to these important details. However, should a medical device manufacturers’ tax be enacted into law its impact, along with the impact of health care reform to Medicare and Medicaid reimbursement as well as other aspects of the various reform plans to our industry, could have a material adverse effect on our financial condition, results of operations and cash flow. At this time, we cannot predict with certainty which, if any, health care reform proposals will be adopted, when they may be adopted or what impact they may have on us.
In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulation, including retroactive and prospective rate and coverage criteria changes and other changes, intended to reduce the program expenditures, could adversely affect our third-party reimbursement business. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our customers acquire and utilize our products. This resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our customers’ patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors.
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

From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs. On occasion, these reviews identify overpayments for which we submit refunds. At other times, our own internal audits identify the need to refund payments. We anticipate that the frequency and effectiveness of the government audits and review processes will intensify in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.
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
Under federal (and many state) laws, it is a crime to offer or pay remuneration for the referral of any federal health care program business. These activities are prosecuted under the federal criminal anti-kickback statute and parallel civil authorities. Durable medical equipment suppliers’ relationships with physicians, home health agencies and other referral sources are subject to anti-kickback scrutiny. We are not aware of any pending investigation or enforcement action against us relating to these statutes.
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
Further adverse developments in general domestic and worldwide economic conditions and instability and disruption of credit markets could have further adverse affects on our operating results, financial condition, or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets experienced extreme volatility and disruption over the past year, leading to recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions have caused customers to reduce, modify, delay or cancel plans to purchase our products and services. While recent indicators suggest modest improvement in the United States and global economy, we cannot predict the timing or extent of any economic recovery or the extent to which our customers will return to more normalized spending behaviors. If the recessionary conditions continue or worsen, we would expect our customers to further scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. Additionally, further disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all.

Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the recent disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2009 by approximately $93.4 million. Continued market volatility and disruption could cause further declines in asset value. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.
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
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. We experienced unprecedented higher prices in fiscal 2008 on numerous commodities, including metals, fuel, plastics and other petroleum based products, which continued throughout much of fiscal 2009. Although we have to some extent historically been able to offset such rising costs with increases in the prices of our products, there can be no assurance that the market place will continue to support the higher prices or that such prices will fully offset such commodity price increases in the future. Any further increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.

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
The agreements related to the separation of Hillenbrand, Inc. from us, including the Distribution Agreement, Judgment Sharing Agreement, Employee Matters Agreement, Tax Sharing Agreement, Shared Services Agreements and Transitional Services Agreements, were prepared in the context of the separation and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocation of assets, employees, liabilities, rights, indemnifications and other obligations between us and Hillenbrand, Inc. For descriptions of these agreements, see Note 3 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
The distribution of shares of Hillenbrand, Inc. stock to our shareholders or unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.
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
If the distribution fails to qualify for tax-free treatment, we would be subject to tax as if we had sold the common stock of Hillenbrand., Inc. in a taxable sale for its fair market value and Hillenbrand, Inc.’s initial public shareholders would be subject to tax as if they had received a taxable distribution equal to the fair market value of Hillenbrand, Inc.’s common stock that was distributed to them.
We have also recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. While we believe our positions are appropriate, the IRS could disagree with our positions, resulting in a significant tax payment.
Our strategic initiatives may not produce the intended growth in revenue and operating income.
We have disclosed operational strategies and initiatives. These strategies include making significant investments to achieve revenue growth and margin improvement targets both organically and through strategic acquisitions. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.
Over the past few years we have announced several restructuring, realignment and cost reduction initiatives, including significant realignments of our businesses, employee terminations and product rationalizations in North America, continued restructuring, realignment and continuous improvement initiatives at our French manufacturing facility and shifting a portion of our manufacturing capacity to a facility in Mexico, efforts to improve our medical equipment management services business and other streamlining initiatives. While we have started to realize the efficiencies of these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
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
We are a codefendant with Batesville Casket Company, a subsidiary of Hillenbrand, Inc., and certain customers of Batesville, in a purported antitrust class action lawsuit. See “Item 3. Legal Proceedings.” The Federal District Court denied class certification in that matter, and the Fifth Circuit denied the plaintiffs’ petition to appeal. Further requests for reconsideration by the plaintiffs have also been denied. Despite these rulings, the plaintiffs may continue to seek reversal of the Fifth Circuit’s ruling by filing for an appeal with the United States Supreme Court or through other procedural avenues. Should the plaintiffs succeed in their efforts to obtain a reversal of the District Court order denying class certification and a class is certified in this matter and if the plaintiffs prevail at trial, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions the plaintiffs may elect to enforce any judgment against any or all of our codefendants, who have no statutory contribution rights against each other.
Although we have entered into a Judgment Sharing Agreement with Hillenbrand, Inc. intended to allocate any potential liability that may arise from this case and any other case that is consolidated with this case, there can be no assurance that Hillenbrand, Inc. will be able to satisfy its potential obligations under this agreement. Moreover, negative covenants contained in the Distribution Agreement related to the spin-off of Hillenbrand, Inc., intended to preserve the credit capacity of each of Hillenbrand, Inc. and us and to support our ability to perform our respective obligations under the Judgment Sharing Agreement, impose restrictions on us that, among other matters, limit our ability to use debt to consummate certain acquisitions, repurchase shares or pay dividends. For a description of the Judgment Sharing Agreement and the Distribution Agreement, see Note 3 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
We are involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
The ultimate outcome of the various other claims, lawsuits and governmental investigations in which we are involved cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, employment-related matters and auto liability. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims.

We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.
Although we plan to continue to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we expect to compete against other companies for acquisitions and may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Therefore, if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our integration efforts or fully realize expected benefits from the integration. Our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Ineffective integration may also result in intangible asset impairments which could result in significant charges in our Statements of Consolidated Income (Loss).
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
In September 2009, we announced plans for the succession of Peter H. Soderberg, our President and Chief Executive Officer. We are currently engaged in a search for a new President and Chief Executive Officer to succeed Mr. Soderberg for which succession is anticipated to occur during 2010. Although our Board of Directors has taken steps to ensure an orderly succession, we cannot assure that we will be able to identify and hire a suitable successor in the anticipated time period or that the succession process will not cause disruptions in our business or other difficulties.
If we are unable to convert our portfolio of auction rate securities to cash, our liquidity and earnings could be adversely affected.
At September 30, 2009, we held $43.6 million of investment securities, which consisted primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, experienced auction failures in fiscal 2008 as the supply for auction rate securities in the market exceeded demand. Our portfolio of auction rate securities also experienced auction failures, effectively eliminating the liquidity of our holdings. Although currently we believe we have the ability and the intent to hold these assets until market conditions are more favorable or our investment advisors satisfy the conditions of certain announced settlements to repurchase these securities at par value, if current market conditions do not improve or worsen, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments, and liquidity and earnings could be adversely affected. See Note 1 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

A substantial portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 8 percent of our employees, as part of our logistics and manufacturing operations in the United States, work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the United States covering approximately 6 percent of our employees. Although we have not experienced any significant work stoppages in the past 40 years as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations Beyond our existing union relationships, political influences are subjecting the labor arena to risk of potential instability as labor law reform legislation, coined the “Employee Free Choice Act (“EFCA”),” is presently being debated by Congress and the current presidential administration. The primary objective of EFCA is to replace secret ballot elections as the means by which most workers can choose union representation, with a process whereby unions can secure recognition by simply demonstrating that a majority of workers have signed cards authorizing the union to act as their representative. A secondary objective is to empower a government-appointed arbitrator to impose terms of a first collective bargaining agreement when management and labor are unable to reach agreement on all terms within a limited period of time. Various uncertainties exist regarding the features of EFCA and its implementation. Any labor law reform legislation enacted could pose challenges. The potential exists that these reforms could result in increased union organizing activity at our facilities which, in turn, could increase the changes of work stoppages. However, we continue to educate our non-represented work force on the potential impact of EFCA and unionization to manage the risks posed by these reform efforts.

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

Location	Description	Primary Use

Acton, MA	Light manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Cary, NC	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Charleston, SC	Manufacturing and development facilities Office facilities	Manufacture and development of therapy units Administration
St. Paul, MN	Office facilities	Administration
Pluvigner, France	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Montpellier, France	Manufacturing and development facilities	Manufacture and development of therapy units
Sydney, Australia	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Monterrey, Mexico	Manufacturing facility	Manufacture of health care equipment
Lulea, Sweden	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of safe mobility and handling solutions Administration
Singapore	Development facility	Development of health care equipment
In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the United States, Canada, Western Europe, Mexico, Australia, Middle East and the Far East.

Item 3.	LEGAL PROCEEDINGS
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
For more detailed information concerning these and other lawsuits and legal proceedings, see Note 17 to the Consolidated Financial Statements included elsewhere in this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. Until April 1, 2008, the date of the spin-off of our former funeral services business, our Company name was Hillenbrand Industries, Inc. and we traded on the New York Stock Exchange under the symbol “HB”. The closing price of our common stock on the New York Stock Exchange on November 16, 2009 was $22.99. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for fiscal years 2009 and 2008.

	Hill-Rom Holdings, Inc.						Hillenbrand Industries, Inc.
	2009			2008			2008
			Cash			Cash			Cash
			Dividends			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared	High	Low	Declared
December 31	$30.04	$15.64	$0.1025	N/A	N/A	N/A	$56.98	$52.10	$0.2850
March 31	$16.95	$8.89	$0.1025	N/A	N/A	N/A	$56.12	$47.80	$0.2850
June 30	$16.59	$9.97	$0.1025	$33.46	$24.38	$0.1025	N/A	N/A	N/A
September 30	$23.35	$14.59	$0.1025	$30.80	$25.83	$0.1025	N/A	N/A	N/A
Effective with the consummation of the spin-off of the former funeral services business, our stock began trading independently of such business on April 1, 2008 at an initial value of 53.7 percent of the former trading value of Hillenbrand Industries, Inc. at close of business on March 31, 2008.
Holders
On November 16, 2009, there were approximately 17,900 shareholders of record.
Dividends
The declaration and payment of cash dividends is at the sole discretion of our Board of Directors and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the Board of Directors. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971 (as Hillenbrand Industries, Inc.) and we have continued to pay quarterly cash dividends since April 1, 2008 (as Hill-Rom Holdings, Inc.). As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid in fiscal 2009. In addition, our ability to pay cash dividends is limited by covenants contained in the Distribution Agreement entered into with Hillenbrand, Inc. in connection with the spin-off. Specifically, until the occurrence of an Agreed Termination Event (as defined in the Distribution Agreement), we are prohibited from paying regular quarterly cash dividends in excess of $0.1025 per share and from incurring indebtedness to finance the payment of any extraordinary cash dividend. For a description of the Distribution Agreement, see Note 3 to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased (1)	per Share	Programs (2)	or Programs (2)

July 1, 2009 – July 31, 2009	12	$12.09	—	3,000,000
August 1, 2009 – August 31, 2009	—	$—	—	3,000,000
September 1, 2009 – September 30, 2009	223	$16.73	—	3,000,000

Total	235	$16.50	—	3,000,000

(1)	All shares purchased in the three months ended September 30, 2009 were in connection with employee payroll tax withholding for stock option exercises and restricted and deferred stock distributions.

(2)
Effective October 2006, our Board of Directors approved the repurchase of a total of 25.7 million shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval for the year ended September 30, 2009. The approval has no expiration, and there were no terminations or expirations of plans for the year ended September 30, 2009.

Stock Performance Graph
The following graph compares the return on the Company’s common stock (as Hillenbrand Industries, Inc. (HB) through March 31, 2008) with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and the Company Peer Group* for the five years ended September 30, 2009. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2004 and that all dividends were reinvested. The spin-off of our funeral services business at March 31, 2008 is treated as a reinvestment of a special dividend effective April 1, 2008 pursuant to SEC rules. The special dividend was based on the value of one share of Hillenbrand, Inc. (the holding company for the funeral services business) which was distributed as part of the spin-off.

	2004	2005	2006	2007	2008	2009
HRC (HB through March 31, 2008)	100	95	117	115	120	89
S & P 500	100	109	118	135	103	93
Peer Group	100	115	116	140	132	125
The following graph compares the return on the Company’s common stock with that of the S&P 500 Index, and the Company Peer Group* for the period of April 1, 2008 (date of spin-off) through September 30, 2009. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on April 1, 2008 and that all dividends were reinvested.

	April 1, 2008	September 30, 2008	March 31, 2009	September 30, 2009
HRC	100	115	38	85
S & P 500	100	85	58	77
Peer Group	100	99	72	94

*
The Company Peer Group is comprised of C.R. Bard, Inc.; Beckman Coulter, Inc.; Conmed Corporation; Dentsply International Inc.; Edwards Lifesciences Corporation; Getinge; Hospira, Inc.; Invacare Corporation; Inverness Medical Innovations, Inc.; Integra Lifesciences Holdings Corporation; Kinetic Concepts, Inc.; Mettler-Toledo International Inc.; PerkinElmer, Inc.; ResMed, Inc.; Steris Corporation; The Cooper Companies, Inc.; and Varian Medical Systems, Inc. Becton Dickinson & Co., which was included in the Peer Group in 2008, is not included in the Peer Group this year as its revenues were no longer comparable. After evaluating many potential peer companies against various criteria, including, among others, participation in similar market segments, revenue size, number of employees, total equity value, and comparable published operating and financial metrics, the Board of Directors of the Company elected to add Varian Medical Systems, Perkin Elmer, Inverness Medical Innovations, The Cooper Companies, ResMed, Integra Lifesciences Holdings and Edwards Lifesciences into the Company Peer Group for purposes of evaluating the Company’s performance.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 4, 2010, and such information is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data of Hill-Rom Holdings, Inc., for each of the last five fiscal years ended September 30. Statement of Income data reflects the results of Hill-Rom Holdings, Inc. on a continuing operations basis with the results of the former funeral services business reflected as discontinued operations for all periods presented. Balance sheet and cash flow data, for periods prior to consummation of the spin-off of the funeral services business at the end of the second fiscal quarter of 2008, have not been adjusted.

	2009	2008	2007	2006	2005
	(In millions except per share data)

Net revenues	$1,386.9	$1,507.7	$1,356.5	$1,288.3	$1,278.7
Income (loss) from continuing operations	$(405.0)	$67.1	$70.4	$78.5	$(219.4)
Income from discontinued operations	$—	$48.7	$120.2	$142.7	$125.3
Net income (loss)	$(405.0)	$115.8	$190.6	$221.2	$(94.1)
Income (loss) per share from continuing operations — Diluted	$(6.47)	$1.07	$1.13	$1.28	$(3.55)
Income per share from discontinued operations — Diluted	$—	$0.78	$1.94	$2.32	$2.03
Net income (loss) per share — Diluted	$(6.47)	$1.85	$3.07	$3.59	$(1.52)
Total assets	$1,232.6	$1,689.9	$2,117.0	$1,952.2	$2,229.2
Long-term obligations	$99.7	$100.3	$349.0	$347.4	$351.5
Cash flows from operating activities	$225.7	$270.5	$285.3	$29.1	$239.7
Capital expenditures	$63.9	$102.6	$135.2	$92.6	$121.2
Cash dividends per share	$0.41	$0.78	$1.14	$1.13	$1.12

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Industry Trends, Strategy and Other Factors Impacting Our Business
We previously communicated our long-term goal to grow revenue by an average of eight to twelve percent, six to eight percent through organic means and two to four percent through strategic acquisitions and, operating income by an average of twelve to fifteen percent. Throughout most of fiscal 2009, our progress against these financial objectives has been adversely impacted by significant economic pressures that have caused hospitals and other health care institutions in North America to materially reduce their levels of capital spending. Recently, these pressures have shown some signs of easing and our interpretation of independent market research suggests expectations for growth in capital spending by our customers for 2010 will range from approximately flat trends to high single digit increases. There remains some uncertainty in the 2010 outlook as a major downward movement in equity markets, tightening in credit markets, or adverse developments as the legislative process progresses toward a final health care reform bill could result in tightening of spending behavior by our customers leading us to believe a flat to mid-single digit increase in capital spending by our customers to be more realistic. Internationally, the impact of the global recession on our customers has been less significant and has varied widely by country and by region. We expect the varying demand to continue depending on country-specific public health funding and reform, macroeconomic recovery and foreign currency fluctuations against the dollar.
We have responded to these uncertainties by taking a number of actions to better balance our capacity with demand and reducing the overall cost structure of our business as outlined in our strategy section. At the same time, we have remained committed to our new product development efforts and have continued to make selective investments in our sales channel. We believe the strategy we have been following since early 2007 remains fundamentally sound and that our strategy, along with the recent actions we have taken, will position us to resume our predicted long term growth rates in sales and profitability once the underlying fundamentals of demand for our products are restored.
Industry Trends
General Trends. The medical technology industry remains diverse and highly competitive. We believe that over the long term, patient and provider demand for health care products and services will continue to rise as a result of a number of factors, including an aging population, longer life expectancies, and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. These patients have more complex co-existing diseases, or co-morbidities, such as diabetes, heart failure, obesity, pulmonary and vascular disease, immobility issues and chronic wounds. Patients and their families are becoming increasingly discerning consumers who demand solutions that enhance their quality of life in all settings of care. At the same time, health care providers across the care continuum are under continued pressure to improve efficiency, control costs, improve the quality of care, maintain good relations with physicians and caregivers and comply with a complex and demanding reimbursement and regulatory environment. We believe these general trends will continue for the foreseeable future due to demographic trends, economic uncertainty, the impact of health care reform, increasing numbers of uninsured patients, reimbursement pressures from third party payors, continuing nurse and physician shortages, facility capacity constraints and increasing technology and supply costs.
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

We continually monitor reimbursement developments and their implications particularly in the United States. The Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) contained a delay of the durable medical equipment prosthetics, orthotics and supplies (“DMEPOS”) competitive bidding program. The initiative is now scheduled to commence in January of 2011. The competitive bidding program marks the gradual transition from a fee schedule reimbursement model to one based on competitive bidding. A primary objective of the program is to reduce Medicare’s outlay for medical equipment and services provided in the home. In exchange for the delay, products originally included in the initial round of bidding last summer received a reimbursement cut of 9.5 percent that commenced on January 1, 2009. Medical beds and accessories and certain support surfaces we provide to home care settings were included in this reduction. Because the primary goal of the program is to reduce spending, it is reasonable to expect pricing for products included in the program to be lower in the future. Further, a more severe repercussion beyond payment reductions would be the possibility that the bidding process could completely exclude certain vendors from program participation if their bids are deemed too high. However, given the fluid nature of program developments and current legislative proposals that could further impact the program, the overall effect of these actions on our business is not yet known.
Beyond the competitive bidding program, political, economic and regulatory influences are subjecting the health care industry to potential fundamental changes as health care reform legislation is presently being debated by Congress and the current presidential administration. The objective of health care reform is to reduce health care costs and expand access to health care; however, various alternatives and uncertainties exist regarding the features of legislation and its implementation. Any legislation enacted could represent opportunities as well as a challenge. The potential exists that Medicare and Medicaid reimbursement in a variety of health care settings could be negatively impacted. Additionally, proposals to tax the sale of medical device technologies are being considered in Congress. The House of Representatives passed legislation that calls for a 2.5 percent sales-based excise tax beginning in 2013. The Senate is considering a market-share based excise tax of approximately $2 billion annually on medical device manufacturers beginning in 2010. At this juncture in the legislative process, it is not possible to determine the final magnitude of the tax or its precise structure and implementation. Negotiations are underway with the industry relative to these important details. However, should a medical device manufacturers’ tax be enacted into law its impact, along with the impact of health care reform to Medicare and Medicaid reimbursement as well as other aspects of the various reform plans to our industry, could be significant.
Capital Expenditures and Construction. Prior to fiscal 2009, United States hospitals and health systems were breaking ground on new facility projects and renovation at increasing rates. This construction activity was generated by the need to modernize aging facilities and to effectively compete for more demanding consumers. Over half of the renovation or new construction was to increase inpatient bed capacity. A majority of the hospital capital spending was focused on this construction activity as well as information technology, imaging, outpatient development and the addition of new service lines. During fiscal 2009, the turbulence in the financial markets, liquidity crisis and general economic uncertainties have contributed to pressures on operating margins for hospitals and health systems, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. As a result, many of our customers have scrutinized costs more carefully and have looked for opportunities to further reduce or slow capital spending. At the same time, competition for the share of capital expenditure dollars has become more significant. While there remains an increasing need to modernize aging facilities, we expect hospitals and health systems in the United States to remain cautious while health care reform remains unresolved.
Rising Acuities in All Care Settings. As a result of the growing population of the elderly, health care systems are challenged to treat rising incidences of complex diseases and conditions such as obesity, diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster and generally desire to rapidly move to lower acuity settings, and consequently, we see a progression of sicker patients who are being moved to lower acuity care settings. These trends are putting pressure on caregivers across all care settings and increasing the need for more sophisticated means to care for these patients. Improved medical technologies, communication tools and information technologies will likely be an integral part of helping increasingly challenged providers care for these sicker patients with more complex diseases and conditions.
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

Caregiver Safety. Caregiver shortages, worker related injuries, the aging work force, and other staffing requirements have led to increasing emphasis on caregiver injury prevention. Nurses and rehabilitation therapists face an unusually high incidence of back injury and have among the highest levels of worker’s compensation claims of any occupation. We believe that this problem will exacerbate as nurses age and patients’ in every care setting become less mobile and larger. Certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals. In the United States several states have enacted or introduced legislation and, most recently, the Nurse and Health CareWorker Protection Act of 2009 was introduced in Congress aimed at eliminating manual patient lifts and transfers. We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback.
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
Growing Desire Among Developed and Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic markets such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have continued in regions such as Latin America, the Middle East and many parts of Asia. We believe that we are moving appropriately to establish the products and resources in these regions that will help to improve the standard of care available to their citizens and caregivers.
Strategies
Our mission is to provide patients and those who care for them across all patient care settings and around the world with clinically superior and cost-effective patient support and related therapy and information platforms that promote safer and more effective patient care. Management believes we can achieve this mission and our sales and profit growth goals by fully utilizing our knowledge of care processes, our global sales and distribution channels, our US and European capital sales and rental service center networks, and our market-leading position and brand in hospital patient support systems. In North America, our Acute Care organization uniquely focuses on hospital patient support and near-patient technologies, as well as on health information communications technology solutions. Our Post-Acute Care organization focuses on a variety of settings outside of the hospital, including long-term acute care, extended care and home care, offering patient support systems and respiratory care products. Our International and Surgical Division offers similar products as our North America businesses, but also surgical accessories business.
We believe that we have opportunities for growth in all of the patient care settings and businesses where we currently compete, and are either number one or number two in virtually every market segment we elect to compete in. We believe that the North American acute care patient support systems marketplace, while most significantly impacted by the recent economic downturn, will continue to provide opportunity for growth once the underlying fundamentals of demand for our products are restored. We plan to increase our strength in this core business through innovation and business and customer development. We believe there is substantial opportunity for us to increase our heretofore relatively low participation level in the North American and international post-acute care segments. Finally, we also believe that we have high growth potential in our smaller, but more rapidly growing, entrepreneurial businesses.

Differentiate Our Core North America Acute Care Business. In order to maintain strong leadership in our North American acute care patient support systems and rental businesses, we plan to continue to increase our competitiveness by focusing on the launch of a number of new products as well as extensions of important core products across the price/feature continuum. We intend to continue to augment our selling and marketing capabilities by adding sales representatives in territories that will enable us to expand our coverage and by adding sales specialists to focus on certain product categories such as stretchers, surface replacements, patient lifts, architectural products and our therapeutic and medical equipment management services rental equipment. We will continue to focus on sales effectiveness and will seek to partner in new ways with our customers to help them improve clinical outcomes by reducing adverse clinical events and alleviate financing pressures through development of financing and leasing solutions to provide access to Hill-Rom technologies earlier than might otherwise be possible.
•
New Product Development. The commitment we made in fiscal 2006 to a better focused and resourced new product development pipeline has resulted in the commercialization in the past three years of several new products and extensions of (or improvements to) important core product lines across the price/feature continuum. During 2009, despite the pressures on margins and operating expenses, we have selectively invested in product innovation and research and development in areas that we expect to have a long term return while still addressing our core value propositions to patients and their caregivers. In addition to various improvements to core product lines, our most significant recent launches include:

•
In October 2009, we launched our Advanta 2 med-surg bed. Advanta 2 sets a new standard for med-surg beds, offering improved ease of use, safety and data connectivity through innovative approaches to address the daily challenges of providing care. The design has been developed from caregiver input and existing Hill-Rom designs with proven performance and reliability, so caregivers can spend more time with patients.

•
During our second quarter of 2009, we launched the innovative Elements™ headwall system, a flexible and adaptable headwall system designed to bring electric power, data and gases to the patient care arena.

•
The VersaCare® P500 wound care surface is designed to improve removal of excess heat and moisture from the surface for cooler, dryer skin. This surface was added to our rental fleet in our second quarter and was launched for sale during our fourth quarter.

•
At the end of fiscal 2008, we launched the NaviCare® Nurse Call Platform, an all digital platform designed to improve communication and keep caregivers in touch with their patients. We have continued to receive positive feedback from this launch.

•
Our therapy business has realized strong growth and margin expansion in fiscal 2009 as a result of our launches of innovative products, including the TotalCare® Bariatric Plus system, and Envision® wound therapy product.

We believe that these products will address unique, growing and underserved patients with more complex and co-existing diseases and conditions that should have broad application throughout the care continuum.
Another noteworthy area of progress with respect to our product offerings include alliances that we have entered into recently as well as our acquisition earlier in fiscal 2009. In April, we announced a strategic development arrangement with TeleTracking Technologies, Inc. (“TeleTracking”) to invest in and commercialize the next generation of patient flow and nurse communication solutions designed to enhance efficiency, improve patient safety and integrate communications within the health care environment. In addition, Hill-Rom and TeleTracking have established a joint sales and marketing arrangement to leverage the combined market reach of the two companies as they take patient flow and nurse communications solutions to market. As part of the agreement, TeleTracking purchased the assets of Hill-Rom’s Patient Flow product line, thereby bringing the complete work flow solution into TeleTracking’s software and service offerings. This arrangement will allow for each company to focus on and leverage its core competencies and support the companies’ commitment to pursue initiatives and opportunities that leverage their combined strengths in delivering greater value to hospital customers.

•
Business Development. In October 2008, we completed the acquisition of Liko. Based in Lulea, Sweden, Liko is a leading supplier and developer of lifts and slings that facilitate the safe movement and transfer of patients. Patient lifts are widely utilized in acute and post-acute care settings to safely facilitate the movement and transfer of patients. We have begun to benefit from synergies created by combining Liko’s product platforms, engineering capabilities, clinical competencies and sales channel capabilities with our established brands, reputation for high quality products and service, and our large and established sales and service organizations in North America. We believe there are opportunities to accelerate the growth of Liko’s products across the care continuum in 2010.

In November 2009, we announced a joint venture with Encompass Group LLC to provide acute care institutions with a broader range of surface replacement systems for our large installed base of hospital frames as well as competitors’ frames. The joint venture will provide incremental revenue to Hill-Rom and combine existing and new products into a highly competitive portfolio of therapy surfaces.
•
Remarket to our Installed Base. We believe we have the opportunity to maintain or grow our installed base, extend product lifecycles and drive incremental revenues by offering remanufactured and reconditioned patient support systems, replacement capital surfaces, and service contracts and other service related offerings. In order to establish focus on these after-market opportunities within our existing installed base of customers, we realigned our sales force over the past two years to increase the number of sales territories in North America. We believe our investment in this model has improved the effectiveness of our North American acute care sales and marketing programs and increased accountability and execution. We intend to continue to focus on the continued improvement of selling and contracting processes and customer relationship management with both new and existing customers.

•
Focus on Patient Safety. We are committed to improving patient safety and the reduction of adverse events associated with patient stays, such as pressure ulcers, hospital acquired infections, ventilator-associated pneumonia and patient falls; and, as such, we employ clinicians and nurses throughout our business. Our technologies are frequently used to avoid and mitigate such adverse events potentially leading to favorable economic and clinical outcomes for patients and customers. We believe that improving clinical outcomes is best achieved by combining technologies, people and processes through close alliances with our customers and jointly developed training tools and protocols. Our patient safety solutions are embodied by our No Falls™, Clear Lungs™, and Safe Skin™ programs. These programs address three of The Joint Commission’s National Patient Safety Goals established for 2007. The No Falls™, Clear Lungs™, and Safe Skin™ programs take a comprehensive approach that include working with health care providers to help optimize safety protocols and enable change management, as well as offering a technology portfolio of innovative software, patient support systems, communication technologies and reporting tools that are designed to work together to improve patient safety and outcomes. Moreover, the addition to our portfolio of patient lifts, slings and other patient transfer technology from our recent acquisition of Liko has further expanded our portfolio of products designed to improve the safety of patients.

To that end, we have begun to work in partnership with certain of our customers to assist them in developing best practices, standardization, training and education related to certain adverse event categories. Our commitment is evidenced by our long-term strategic alliances with leading systems such as Ascension Health, the largest not for profit independent delivery network in North America, and New York Presbyterian hospitals. The objective of these alliances is to reduce and eventually eliminate certain adverse events occurring within the patient care environment.
•
Maintain Growth of our Therapy Rental Business. Improvements related to sourcing, manufacturing, production, logistics and sales channel resulted in growth of our therapy rental business by double-digits in 2008. In 2009, our recent launches of innovative products, including the TotalCare® Bariatric Plus system, VersaCare® P500 wound care surface and Envision® wound therapy product, continued our momentum and have yielded revenue growth and margin expansion throughout our fiscal year. In 2010, we expect to build on our momentum towards achieving sustainable competitive advantage through superior design and expansion of our product portfolio, continuous process improvement efforts and cost improvements.

•
Revitalizing our Medical Equipment Management Services Business. In recent periods our MEMS business has faced increasing competitive pressures, including pricing pressures, resulting in some customer losses. To counter these pressures, on September 30, 2008, our Board of Directors approved a management-recommended plan to restore growth and improve the profitability of the MEMS business. Implementation of the plan has included a more strategic focus on customers, a limited rationalization in our service center footprint to align and consolidate resources and better serve our customers and the rationalization and disposal of select assets and asset groups. The implementation of this plan, along with the more aggressive management of capital expenditures, has resulted in improved gross margins and increased cash flows for this business, despite a planned reduction in revenue. We expect these actions to begin to yield top-line growth in 2010.

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
•
New Product Development. The Hill-Rom® 70 and 80 beds (Home Care and Extended Care) were recently launched and our long time frame leader, the Resident® Bed, was refreshed and re-launched. We have also experienced excellent acceptance of our 300 Wound Surface launched late last year.

•
Expanded Sales Channel. Our Respiratory Care and Home Care business units have continued to grow. Changes made during fiscal 2008 in all businesses in terms of sales channel, product offering and account development have continued to deliver strong results to the bottom line. Respiratory Care continues to grow in additional Medicare covered disease states such as neuromuscular and our Home Care business continues to increase rentals of our differentiated therapy platforms, frames and bariatric products as well as sales of products directly to consumers.

•
Compliance Excellence. Our Third Party billing function is subject to compliance with laws and regulations applicable to our business and is the basis for government reimbursement. We continue to enhance both our staff and processes to support this, most recently initiating a project to implement a document imaging system that will be completed over the next two quarters. These systems are widely recognized as best in class and it is anticipated they will enable increased efficiency and effectiveness of the Third Party billing function by reducing claims processing time and improving document integrity throughout the filing process.

•
Business Development. Our Liko™ products are being well received in the Extended Care and Home Care businesses through our indirect sales channels. We believe there are opportunities to further broaden the Liko product portfolio in our post-acute segment and further develop our sales channels.

Expand our International and Surgical Business. Our goal has been to grow this business at double digit rates, in spite of a relatively flat European Acute Care segment. To accomplish this, we decided to focus on maintaining or moderately growing our leadership positions in the developed markets we serve, to continue to establish leadership positions in emerging international segments and new care segments and to execute selective acquisitions. Our International and Surgical division continues to experience growth across most major segments despite the impact of the economic downturn in certain parts of the world and the unfavorable impact of currency exchange rates throughout the year. To continue to grow, we must continue to focus on maintaining leadership positions while selectively establishing leadership positions in niche markets in the developed geographic markets we serve and establish leadership positions in emerging international markets.
•
Maintain Leadership Position in Europe. We have continued to successfully leverage our existing European Acute Care sales channel capacity to maintain sales volume, despite capital spending pressures on our customers, as well as to integrate Liko patient lifts into our Acute and Post-Acute sales channel. We have also successfully launched a new architectural product line in Europe.

In addition, in Europe, we believe that the extended care environment is growing more rapidly than the Acute Care segment as lower hospital reimbursement levels are driving the need to more frequently transfer patients out of higher acuity hospitals into medicalized long term care (“MLTC”) facilities that care for chronically ill patients that need lower acuity care. We have validated that MLTC is growing at high single digit rates. Prior to 2008, we had minimal presence in MLTC. In late 2007, we launched new products tailored to this customer segment, and we have made substantial progress in our initiatives to grow our presence within MLTC in Europe. Recently introduced patient support and furniture products have continued to drive significant revenue growth. Specifically, derivatives of our AvantGuard® patient support system (our AvantGuard® 801 and AvantGuard® 802) and our Meltis furniture lines have been particularly well-received by MLTC customers. Additionally, in the third quarter of fiscal 2008, we launched another version of our AvantGuard® patient support system, the AvantGuard® 1600, for use in mid- to high-acuity acute care settings throughout Europe.

•
Expand Emerging Growth Regions. We believe we can achieve substantial growth in under-penetrated regions and leverage additional channel capacity. We believe that the demand for frames, surfaces, architectural products and patient lifts in select countries in Latin America, Asia, and the Middle East and Africa is growing despite the recent economic downturn. We have continued to invest in direct selling resources and establishing additional distribution channels in order to rapidly and profitably penetrate these international geographies. As a result, we experienced strong growth in Latin America and the Middle East and Africa during 2009. For 2010, we are expecting continued regional expansion across all product categories in the Middle East and Africa, as well as Asia, Australia and Latin America.

•
Business Development. The Liko acquisition has most significantly impacted our International segment. Similar to our North American segments, we have begun to benefit from synergies created by combining Liko’s product platforms, engineering capabilities, clinical competencies and sales channel capabilities with our established brands, reputation for high quality products and service, and our large and established sales and service organizations. We believe Liko will be a significant driver of growth in our MLTC business. We also intend to utilize this acquisition to leverage our European acute care sales channel and further develop the market for patient lifts in Western Europe and in the rest of the International segment. In 2010, we plan to further leverage the Liko acquisition and build on the momentum we started in 2009.

Improve Gross Margins and Sustain Operating Efficiencies. We continue to execute strategies to improve our long-term cost position and mitigate cost pressures and the impact of the global economic environment. We have various ongoing initiatives throughout our organization to improve manufacturing productivity and drive sustainable improvements throughout our supply chain and business processes. In addition, we continue to focus on leveraging the centralization of our global supply chain and increased utilization of low cost region manufacturing and sourcing. We have executed various streamlining initiatives aimed at sustainable reductions in discretionary and operational spending that resulted in significant reductions throughout 2009. During the year we also refined our strategies and plans for execution in research and development and innovation.
•
Region Manufacturing and Sourcing. A key component of our global manufacturing strategy is to establish a manufacturing presence in regions of the world where we sell products. Since many of our products are highly configurable, this strategy takes advantage of our configure-to-order model and allows us to better manage lead times, inventory and logistics costs. For example, in 2008, we completed the build out of welding, assembly, and painting lines and we have fully transitioned a portion of our manufacturing capacity for products used in lower acuity care settings and selected post-acute care settings from Batesville, Indiana and Pluvigner, France to the new facility in Mexico. We continued to expand production in our Monterrey, Mexico facility in 2009 and look for additional opportunities into 2010. Inspite of the economic downturn, output during 2009 has increased by 45 percent for our Mexico facility versus the same period in 2008 while conversion costs on lines transferred to Monterrey versus pre-transfer levels are 50 percent better.

To further reduce our cost structure, we continue to leverage our Suzhou, China sourcing center to access suppliers of components, sub-assemblies and finished products throughout the Pacific Rim. We have also continued other low-cost region efforts to source raw materials, components and sub-assemblies from Mexico (primarily for use in our Monterrey facility), Eastern Europe and India (primarily for products sold in Europe, Middle East and Africa), as well as from various Asian markets. Expansion of our low-cost region sourcing, which we have increased to nearly 30 percent of our total direct material spend, has helped in managing various market and supply base pressures.
•
Product Platform Design. We continue to accelerate the pace of product platforming efforts to provide even further efficiencies and reduce product costs. Product platforming relates to the building of common modules and components that can be reused across several product families thereby driving volume opportunities that would not have otherwise been afforded to us. With the development and recent launch of new patient support platforms, we have continued to implement our initial platforming efforts designed to increase the use of common subassemblies and modules across multiple frame, surface and electronics platforms which will enable us to meet customer needs faster, provide consistent styling in our products and improve our overall gross margin rates.

Also reflecting our increasing focus on new product development and platforming, we changed the top two layers of our research and development organization early in the fiscal year to improve speed and execution. We have eliminated most of our outside temporary and contracted resources and brought the work inside, at a significant savings as well. We are also working much more extensively with outside development partners to share the development risk and increase our access to enabling technologies. These various initiatives have helped us to manage our costs while continuing to progress our technology platforming efforts. We believe we have a strong product pipeline that will improve sales momentum when normal buying patterns return.
We have recently expanded our commitment and resources in Singapore, where we enjoy engineering cost advantage, including local government incentives. During our fourth quarter, we established a new Respiratory Care Development Center (“RCDC”) in collaboration with the Singapore Economic Development Board (“EDB”). The RCDC, our third center in Singapore, will join our Asia-Pacific Innovation and Patient Support Development Centers to continue our research and product development efforts in partnership with the Singaporean government. Our goal for the new RCDC is to identify, develop and commercialize innovative global respiratory care products to expand our franchise beyond our leading high velocity chest wall oscillation therapy known as The Vest® Airway Clearance System.
•
Universal Lines. In Pluvigner, implementation of a new universal manufacturing line is complete. The universal line will allow us to run several platforms down the same assembly line, and enables much more optimized use of human resources and capital resources. The new line has provided greater than 20 percent improvement in labor productivity. We have recently begun a similar initiative in Batesville, Indiana aimed at revitalizing the productivity of our most significant manufacturing facility.

•
Continuous Improvement. Throughout the year, we have refocused and reenergized our Continuous Improvement efforts. Utilizing standardized continuous improvement tools we are driving sustainable improvements throughout the supply chain and in our business processes. These efforts have led to margin growth in our rental business due to productivity gains and a customer partnering initiative that has allowed us to meet customer needs at a lower cost. In our Post-Acute segment, initiatives have been focused on product cost reductions, fulfillment cost reduction initiatives, and third party billing efficiency projects. We believe our efforts here have been and will continue to be a critical part of preparing for any reimbursement reform that may affect this segment as it has already helped offset Medicare reimbursement changes that took place earlier this year.

To further drive these efforts, we recently established a Continuous Improvement organization to facilitate and assist in the development and execution of a strategy of operational excellence within all business units and functions on a global basis
•
Streamlining. During the third quarter, in an effort to streamline our manufacturing processes and leverage existing fixed assets, we completed the transition of certain surface and frames manufacturing from our Charleston, South Carolina facility to our Batesville, Indiana facility. This transition has met or exceeded the related pre-established metrics.

On January 14, 2009, we announced a plan to manage our cost structure through consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. These actions were completed during our third quarter and are expected to result in annual savings of $12 to $14 million. For additional information related to these actions, see Note 11 included in our Notes to Consolidated Financial Statements.
During August of 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. This process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions. The implementation of this restructuring plan was substantially completed by the end of our first fiscal quarter.

Other Factors Impacting Our Business
GPO and IDN Contracts. A majority of our North American hospital sales and rentals are made pursuant to contracts with GPOs. GPOs strive to achieve significant health care savings for their members by aggregating buying volume and negotiating for the best value in their purchase of medical devices and other supplies and services. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. In the case of GPO contracts, our sales are generally made on a competitive basis because actual purchasing decisions are made by health systems that are members of GPOs and not by the GPOs themselves. Because of this, the award of a sole-source or dual-source GPO agreement does not generally result in exclusivity for all of that GPO’s member organizations. Likewise, the loss of a sole-source agreement or change of an agreement from sole or dual to multi-source agreement does not generally result in the inability to make continued sales to any of the applicable GPO member organizations. Most GPO agreements are terminable by the GPO on short notice. It is, therefore, impossible to predict with certainty the effect on our business and results of operations if sole or dual-source contracts are replaced with multi-source agreements or if contracts are terminated by a GPO, although such a change could reduce our sales to members of the applicable GPOs and could have a material adverse effect on our business, including capital and rental revenues.
The contracting practices of GPOs change frequently to meet the needs of their member hospitals. In addition, the industry is continuing to show an increased focus on contracting directly with health systems or IDNs (which are organizations that align health care facilities). IDNs and health systems make key purchasing decisions and have influence over the GPOs contract decisions. This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or other enhancements.
GPOs represent an important source of economies of scale for hospitals and aim to reduce health care costs by reducing product prices. GPOs, IDNs and large health care providers have communicated that their member hospitals are under cost pressure, and they have increased their focus on pricing and on limiting price increases. Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.
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

RESULTS OF OPERATIONS
The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Fiscal Year Ended
	September 30,	% of Related	September 30,	% of Related	September 30,	% of Related
	2009	Revenues	2008	Revenues	2007	Revenues
Net Revenues
Capital sales	$921.5	66.4%	$1,044.0	69.2%	$940.7	69.3%
Rental revenues	465.4	33.6%	463.7	30.8%	415.8	30.7%

Total Revenues	1,386.9	100.0%	1,507.7	100.0%	1,356.5	100.0%
Gross Profit
Capital sales	365.8	39.7%	425.4	40.7%	393.8	41.9%
Rental revenues	262.1	56.3%	244.1	52.6%	208.7	50.2%

Total Gross Profit	627.9	45.3%	669.5	44.4%	602.5	44.4%
Other operating expenses	517.3	37.3%	543.9	36.1%	483.0	35.6%
Litigation credits	—	—	—	—	(1.2)	-0.1%
Impairment of goodwill and other intangibles	472.8	34.1%	—	—	—	—
Special charges (credits)	20.5	1.5%	22.8	1.5%	(0.2)	—

Operating Profit (Loss)	(382.7)	-27.6%	102.8	6.8%	120.9	8.9%
Other income (expense), net	3.9	0.3%	(10.5)	-0.7%	(14.7)	-1.1%

Income (Loss) from Continuing Operations Before Income Taxes	(378.8)	-27.3%	92.3	6.1%	106.2	7.8%
Income tax expense	26.2	1.9%	25.2	1.7%	35.8	2.6%

Income (Loss) from Continuing Operations	(405.0)	-29.2%	67.1	4.5%	70.4	5.2%
Income from discontinued operations	—	—	48.7	3.2%	120.2	8.9%

Net Income (Loss)	$(405.0)	-29.2%	$115.8	7.7%	$190.6	14.1%

Income (loss) per common share from continuing operations — Diluted	$(6.47)	N/A	$1.07	N/A	$1.13	N/A
Income per common share from discontinued operations — Diluted	—	N/A	0.78	N/A	1.94	N/A

Net Income (Loss) per Common Share — Diluted	$(6.47)	N/A	$1.85	N/A	$3.07	N/A

The financial results presented herein include a number of items which impact the comparability between periods. A summary of these items is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Cost of Revenues
Effect of Liko Inventory Valuation	$2.9	$—	$—
Other Operating Expenses
Antitrust litigation expenses	—	—	1.2
Separation costs	—	1.6	0.6
Stock modification charge	—	5.8	—
Acquisition Integration Charges	2.3	—	—
Litigation Credits	—	—	(1.2)
Impairment of Goodwill and Other Intangibles	472.8	—	—
Special Charges (Credits)	20.5	22.8	(0.2)
Other Income (Expense), Net
Gain on sale of non-strategic assets	(10.2)	—	—
Loss on extinguishment of debt	—	3.2	—

Total Pre-Tax Items	$488.3	$33.4	$0.4
Income Tax Expense
Discrete tax items	$(2.5)	$(8.3)	$(1.2)
Tax effect of above items	$(9.5)	$(12.6)	$(0.2)

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2009 compared to fiscal 2008. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Net Revenues

	Fiscal Y ear Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008	% Change
Revenues:
Capital sales	$921.5	$1,044.0	(11.7)
Rental revenues	465.4	463.7	0.4

Total Revenues	$1,386.9	$1,507.7	(8.0)

Consolidated revenues in 2009 decreased $120.8 million, or 8.0 percent to $1,386.9 million, compared to the prior year, including an unfavorable impact of foreign exchange rates of $41.7 million. On a constant currency basis, consolidated revenues decreased 5.2 percent. Fluctuations in revenues during the year were largely driven by volume changes and the impact of foreign currency as pricing was only modestly favorable.
Capital sales revenues declined by $122.5 million, or 11.7 percent, from the prior year, including the unfavorable impact of foreign exchange rates of $31.6 million. On a constant currency basis, capital revenues decreased 8.7 percent. The main driver of this decrease was North America Acute Care capital sales, where beginning in the second half of our first fiscal quarter we experienced unfavorable volumes resulting from the tightening in provider capital spending budgets in the United States resulting from unprecedented economic pressures and reduced access to capital. To a lesser extent, this trend extended to other parts of the world during the second half of our fiscal year. These declines were partially offset by incremental revenue from our acquisition of Liko in October 2008. We also realized strong growth in the Middle East and Africa and Latin America, as well as within the Home Care portion of our North America Post-Acute Care segment.
Rental revenues increased $1.7 million, or 0.4 percent, over the prior year, including the unfavorable impact of foreign exchange rates of $10.1 million. On a constant currency basis, rental revenues increased 2.5 percent. The increase in rental revenues was mainly due to North America Acute Care growth in therapy rental revenues, despite a relatively weak influenza season compared to the prior year, led by our Bariatric frames and Envision® wound surface, accompanied by solid growth in our Respiratory Care business. The growth in rental revenue was partially offset by lower rentals in both extended care, and in moveable medical equipment, due mainly to the rationalization of unprofitable business and the loss of select extended care contracts during our 2008 fiscal year.
In fiscal 2010, we expect revenues to increase at a mid-single digit rate.
Gross Profit

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008
Gross Profit
Capital sales	$365.8	$425.4
% of Related Revenues	39.7%	40.7%

Rental revenues	$262.1	$244.1
% of Related Revenues	56.3%	52.6%

Total Gross Profit	$627.9	$669.5
% of Related Revenues	45.3%	44.4%

Consolidated gross profit decreased $41.6 million, or 6.2 percent, but increased as a percentage of revenues to 45.3 percent, as compared to 44.4 percent in the prior year.
Capital sales gross profit decreased $59.6 million, or 14.0 percent, due to lower volumes within our North America Acute Care segment. Offsetting this decrease was the effect of the Liko acquisition and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales also decreased during the year, dropping 100 basis points to 39.7 percent. The decline was largely due to fixed cost components decreasing at a lower rate than sales volume, unfavorable geographic and product mix, costs related to performance issues associated with a discontinued product of $4.8 million, as well as the $2.9 million impact from the step-up of acquired Liko inventories sold during the year. Partially offsetting the decline were favorable fuel costs of $3.5 million in the current year.
Rental revenue gross profit increased $18.0 million, or 7.4 percent, led by strong therapy rental revenues within our North America Acute Care segment. Gross margin for rental revenues increased 370 basis points to 56.3 percent related to the higher margins on recent product introductions, strong leverage and reduction of our field service costs, lower fuel costs, cost improvement initiatives and the effects of lower depreciation on our rental fleet.
In fiscal 2010, consolidated gross margins are expected to increase slightly due to our cost structure improvements discussed previously in the “Strategies” section.
Other

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008	% Change

Other operating expenses	$517.3	$543.9	(4.9)
Percent of Total Revenues	37.3%	36.1%

Impairment of goodwill and other intangibles	$472.8	$—	n/a
Special charges	$20.5	$22.8	(10.1)
Gain on sale of non-strategic assets	$(10.2)	$—	n/a

Interest expense	$10.4	$14.3	(27.3)
Investment income	$(2.9)	$(9.3)	(68.8)
Other	$(1.2)	$5.5	(121.8)
Other operating expenses, which consist of selling, marketing, research and development and general administrative costs, decreased $26.6 million in 2009 compared to the prior year. As a percentage of revenues, other operating expenses were slightly higher than prior year as other operating expenses decreased, but at a slightly slower rate compared to revenue. The decline in the overall expense is a result of August 2008 and January 2009 workforce reduction actions, performance-related compensation savings and other general and administrative continuous improvement activities aimed at reducing core operating expenses. These declines were also due in part to a favorable impact of foreign exchange rates of $8.5 million, offset by incremental expenses related to Liko of $32.6 million. Research and development expense for the year has decreased by $1.6 million but has increased as a percentage of revenue as we have continued to make appropriate investments in product development. Going forward, we expect increases in performance-related compensation and continued investments in our product development and sales channel to be partially offset by savings from our continuous improvement activities.
During fiscal 2009, we recorded a charge of $472.8 million related to the impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which reduce the value of our implied goodwill when calculating the impairment charge. There could be an additional adjustment of this charge in fiscal 2010 upon the finalization of the working capital and net debt adjustment associated with the Liko acquisition, with any such adjustment expected to be favorable and not material. For further information regarding the charge, refer to Note 5 to the Consolidated Financial Statements.

Special charges of $20.5 million were recognized in 2009 related primarily to a restructuring plan that we announced on January 14, 2009 to aggressively manage our cost structure through the consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. In total, the plan resulted in a charge of $11.9 million related to severance, early retirement packages and discontinued use of a building under an operating lease. Additionally, postretirement health care costs, the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs and other charges associated with these actions were also taken in the amount of $4.4 million. In fiscal 2008 we incurred special charges of $22.8 million. For explanation of fiscal 2008 charges see “Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007” below. See Note 11 to the Consolidated Financial Statements for more detail on these actions.
During the third quarter of fiscal 2009, we completed two separate sales of non-strategic assets that resulted in a gain of $10.2 million, net of transaction related costs. A majority of the gain resulted from the sale of patents and intellectual property related to our Negative Pressure Wound Therapy technology. We also sold certain assets and liabilities related to our NaviCare® Patient Flow product line in connection with a strategic development agreement with TeleTracking Technologies, Inc.
Interest expense decreased $3.9 million in 2009 compared to the prior year primarily due to a reduction of debt in the prior year of $224.3 million in connection with the spin-off of the funeral services business. Investment income decreased $6.4 million compared to 2008 due to lower interest rates and cash balances related to cash paid for the Liko acquisition in the current year. Other income was $1.2 million in 2009 compared to an expense of $5.5 million in the prior year due primarily to favorable foreign currency effects, as well as a prior year $3.2 million loss on the early extinguishment of debt and the termination of our previous credit facility.
Income Tax Expense
The effective tax rate for 2009 is unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. Income tax expense of $26.2 million in 2009 represented an effective tax rate of (6.9) percent, which compares to a tax rate of 27.3 percent in 2008. Both years were favorably affected by a number of discrete tax benefits.
The rate in fiscal 2009 reflects favorable discrete period tax benefits of $6.4 million recognized for the year. The favorable benefit relates primarily to the release of valuation allowance on capital loss carryforwards, a deferred tax benefit associated with the non-cash intangible impairment charge and the “catch-up” related to the retroactive reinstatement of the research and development tax credit which had previously expired.
The rate in fiscal 2008 was favorably impacted by favorable discrete period tax benefits of $8.3 million recognized for the year. These tax benefits related primarily to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax liabilities, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006 and the expiration of certain state statutes.
The effective tax rate without the non-deductible impairment charge or discrete tax benefits would have been 34.7 percent and 36.2 percent in 2009 and 2008, respectively. The lower rate in 2009 is due primarily to the reinstatement of the research and development tax credit and a more favorable foreign rate differential, offset by less tax benefit this period from tax-exempt municipal interest and a lower deduction for qualified domestic production activities.
Income (Loss) from Continuing Operations
Income (loss) from continuing operations decreased $472.1 million to a loss of $405.0 million in fiscal 2009 primarily due to the impairment charge of goodwill and other intangibles. This equated to a diluted loss per share from continuing operations of $6.47 compared to diluted earnings per share from continuing operations of $1.07 in fiscal 2008.

Business Segment Results of Operations

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008	% Change
Revenues:
North America Acute Care	$791.6	$934.7	(15.3)
North America Post-Acute Care	200.8	197.0	1.9
International and Surgical	398.8	381.4	4.6
Total eliminations	(4.3)	(5.4)	(20.4)

Total revenues	$1,386.9	$1,507.7	(8.0)

Divisional income:
North America Acute Care	$192.9	$247.8	(22.2)
North America Post-Acute Care	58.0	55.7	4.1
International and Surgical	59.6	49.7	19.9
Functional costs	(199.9)	(227.6)	(12.2)

Total divisional income	$110.6	$125.6	(11.9)

Reconciling differences between total divisional income and income from continuing operations before taxes include the impairment of goodwill and other intangibles, special charges and other income/expense. See Note 15 in the Consolidated Financial Statements for a reconciliation.
North America Acute Care
Total North America Acute Care revenues decreased $143.1 million, or 15.3 percent, in 2009 compared to the prior year, including $8.5 million of unfavorable exchange rate movements. Capital sales revenues decreased $151.6 million, or 22.1 percent, while rental revenues were higher by $8.5 million, or 3.4 percent. The decline in capital sales revenues during 2009 was the result of reductions in capital spending by our U.S. hospital customers partially offset by incremental capital sales revenue associated with our Liko acquisition. Rental revenue increased due to growth in our therapy rental revenues, despite a relatively weak influenza season compared to the prior year, led by new product offerings in our rental fleet including our bariatric bed frames and wound surface products. Partially offsetting favorability in therapy rentals was lower rentals of our moveable medical equipment due mainly to our previously announced product rationalization.
Divisional income for North America Acute Care decreased $54.9 million, or 22.2 percent, in 2009 compared to the prior year. Capital sales gross profit was down on a percentage basis somewhat in excess of revenues due to fixed cost components decreasing at a lower rate than sales volumes, unfavorable product mix, the impact of $4.8 million of costs incurred related to performance issues associated with a discontinued product and the impact of the step-up of acquired Liko inventories sold during the first half of the year of $2.9 million. Rental gross profit improved due to higher margins on new product offerings, increased leverage of our field services infrastructure, cost improvement initiatives, lower fuel costs and lower rental depreciation. Operating expenses declined by $9.1 million as incremental expenses related to Liko and investments in our sales channels were more than offset by cost improvement actions, favorability in variable compensation, including commissions, and other cost controls.
North America Post-Acute Care
North America Post-Acute Care revenues increased $3.8 million, or 1.9 percent, in 2009 compared to 2008. Capital sales revenues increased by $6.9 million, or 18.1 percent, primarily due to an increased sales channel focus, improved frame and therapy sales to our home care customers, the acquisition of Liko, and increased sales of The Vest® respiratory products. Rental revenues decreased by $3.1 million, or 2.0 percent, compared to 2008. The rental revenue reflected lower extended care rentals due to a loss in business during the second and third quarters of our 2008 fiscal year and rationalization of low profit offerings. Increases in rental revenues in Respiratory Care partially offset the decreased rentals to our extended care customers.

Divisional income for North America Post-Acute Care increased $2.3 million, or 4.1 percent, for fiscal year 2009 compared to the prior year and increased as a percentage of revenue for the second year in a row. The increase was partly due to the higher revenues and the resulting increase in gross profit. The growth of respiratory care and home care revenues also led to a higher gross margin rate for the year. Partially offsetting this increase were higher operating expenses, primarily related to Liko.
International and Surgical
International and Surgical revenues increased $17.4 million, or 4.6 percent, in 2009 compared to 2008, inclusive of unfavorable exchange rates of $33.2 million. Excluding the unfavorable impact of exchange rates, revenues increased 13.3 percent. Capital sales revenues were up $21.1 million, or 6.5 percent, compared to prior year due to the acquisition of Liko and growth in the Middle East, Africa, Latin America and Allen Medical. These were partially offset by a decline in Europe due to unfavorable foreign exchange rates and slightly lower volumes. Rental revenues decreased $3.7 million, or 6.4 percent, due to the unfavorable foreign exchange rates more than offsetting volume increases in Europe.
Divisional income for International and Surgical increased $9.9 million, or 19.9 percent, in 2009 compared to the prior year period. As a percentage of revenue, divisional income margins increased 190 basis points. Gross profit increased due to the Liko acquisition and the fact that the prior year was negatively impacted by unfavorable inventory adjustments and allowances for rental revenue reserves. Operating expenses increased $12.4 million, due primarily to the Liko acquisition, partially offset by the favorable impact of exchange rates on cost.
Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
In the following section, we provide a high level summary of our consolidated results of operations for fiscal 2008 compared to fiscal 2007. Immediately following this summary section is a more comprehensive discussion of revenues and divisional income by operating segment.
Summary
Net Revenues

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2008	2007	% Change
Revenues:
Capital sales	$1,044.0	$940.7	11.0
Rental revenues	463.7	415.8	11.5

Total Revenues	$1,507.7	$1,356.5	11.1

Consolidated revenues in 2008 increased $151.2 million, or 11.1 percent, to $1,507.7 million, compared to the prior year, including a favorable impact of foreign exchange rates of $29.6 million. On a constant currency basis, consolidated revenues increased 9.0 percent.
Capital sales revenues grew by $103.3 million, or 11.0 percent, over the prior year, including the favorable impact of foreign exchange rates of $23.0 million (8.5 percent growth on a constant currency basis). On a constant currency basis, the increase in revenue resulted largely from higher volumes and to a lesser degree from improved price realization. The primary growth driver was our International and Surgical segment, where higher volumes were experienced, particularly in Europe, as a result of the AvantGuard® 800 and 1200 bed products, increased furniture sales and an increased presence in the medicalized long-term care area. In our North America Acute Care segment, higher capital sales were generated by higher volumes in our high-acuity bed platforms, therapy capital products and parts and services, while volumes were somewhat lower in our mid-acuity bed platforms. Also, we saw growth in our North America Post-Acute Care segment from increased sales of frames and surfaces and positive sales growth of The Vest® respiratory care system.

Rental revenues increased $47.9 million, or 11.5 percent, over the prior year, including the favorable impact of foreign exchange rates of $6.6 million (9.9 percent growth on a constant currency basis). The year-over-year double digit growth demonstrates continued traction from various initiatives we have undertaken over the last two years designed to revitalize our rental business. The higher rental revenues for the year were driven, in large part, by volume increases in our bariatric and wound care surface rental fleet, both of which benefited from recent new product introductions and the refocusing of sales efforts by our Account Clinical Directors after adding the MEMS sales channel. Additionally, rental revenues benefited from an increased incidence of influenza and pneumonia during the first half of the year and from lower customer allowances and related collection reserve adjustments for such allowances, which were favorable to the prior year by $11.9 million. Therapy rental revenues have been strong all year, while volumes within our MEMS product lines have declined.
Gross Profit

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2008	2007
Gross Profit
Capital sales	$425.4	$393.8
% of Related Revenues	40.7%	41.9%

Rental revenues	$244.1	$208.7
% of Related Revenues	52.6%	50.2%

Total Gross Profit	$669.5	$602.5
% of Related Revenues	44.4%	44.4%

Consolidated gross profit increased $67.0 million, or 11.1 percent, and remained at the same percentage of revenues, 44.4 percent, as compared to the prior year, despite strong inflationary pressures.
Capital sales gross profit increased $31.6 million over the prior year due to the effects of the higher volumes and, to a lesser extent, improved pricing. Although gross profit dollars increased, gross margin declined by 120 basis points to 40.7 percent for the year, largely due to the increasing percentage of our overall revenues coming from our International and Surgical segment and from the fact that our cost initiatives could not fully offset the commodity cost pressures (primarily from plastics, steel and fuel) experienced during the year. Of those cost pressures, commodity inflation increased our costs by $6.8 million from the prior year while fuel costs increased $4.8 million. Gross margin improved in both our North America Acute Care and Post-Acute Care segments during the year. While pleased with our continuing strong international growth, that growth had the impact of reducing our overall gross margin percentage as products sold in those regions generally provide relatively lower margins than in North America and as we also experienced some deterioration in gross margin rates year-over-year within our International and Surgical segment.
Rental revenues gross profit increased $35.4 million over the prior year. This increase was driven by new products and higher volumes as we leveraged the generally fixed cost nature of our field service organization and rental fleet, as well as from benefits associated with our continuing profit improvement activities. Reflecting that better leverage and the lower customer allowances and reserve adjustments when compared to the prior year, gross margin for the year increased 240 basis points to 52.6 percent.

Other

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2008	2007	% Change

Other operating expenses	$543.9	$483.0	12.6
Percent of Total Revenues	36.1%	35.6%

Litigation credits	$—	$(1.2)	n/a
Special charges (credits)	$22.8	$(0.2)	n/a

Interest expense	$14.3	$22.2	(35.6)
Investment income	$(9.3)	$(5.9)	57.6
Other	$5.5	$(1.6)	(443.8)
Other operating expenses, which consist of selling, marketing, research and development and general administrative costs, increased $60.9 million in 2008 compared to the prior year. Specific nonrecurring costs incurred during fiscal 2008 relating to the spin-off of the funeral services business included a non-cash stock modification charge of $5.8 million (see Note 14 to the Consolidated Financial Statements for more detail) and $1.6 million of other separation related costs. Excluding these specific nonrecurring costs, other operating expenses, in total, remained unchanged as a percent of revenue compared to the prior year. The year over year increase in other operating expenses was a result of the continued execution of our strategic plan, led by higher spending for research and development (up 19.9 percent over the prior year to $57.3 million) and higher sales and marketing expenses. As a percentage of revenue, research and development increased 0.3 percent from the prior year to 3.8 percent, while sales and marketing expenses were essentially flat. Sales and marketing expenses increased 11.8 percent, driven by increased revenues, higher sales compensation costs from additional sales representatives, higher costs associated with the commercial launch of a significant number of new products and other sales channel development expenditures incurred across all segments. Other general and administrative expenses increased 11.9 percent over the prior year, but as a percentage of revenue remained constant.
Special charges of $22.8 million were recorded in fiscal 2008. Of this amount, $2.3 million resulted from a voluntary termination package offered to certain members of the Company’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. The other $20.5 million of special charges in fiscal 2008 related to a global streamlining of the organization ($6.0 million) and a management initiated plan to restore growth and improve profitability of our MEMS business ($14.5 million). Special charges, which netted to a credit of $0.2 million in 2007, reflected a $1.0 million special termination benefit charge recorded in the second quarter of fiscal 2007 associated with reductions in force at our Batesville, Indiana manufacturing plant related to the start-up of manufacturing at our new low-cost region facility in Monterrey, Mexico. This charge was more than offset by the net reversal of $1.2 million of excess reserves from prior activities determined to no longer be necessary. See Note 11 to the Consolidated Financial Statements for more detail on these actions.
Interest expense decreased $7.9 million in 2008 compared to the prior year primarily due to our March 2008 repurchase of $224.3 million of debt. Investment income increased $3.4 million compared to 2007 due to higher average cash and investment securities balances, despite the distribution of $181.2 million in conjunction with our March 31, 2008 spin-off of the funeral services business, along with higher investment returns on our auction rate securities. Other expense increased significantly primarily the result of negative foreign currency effects and a $3.2 million loss on the early extinguishment of debt and the termination of our previous credit facility.
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
Income from Continuing Operations
Income from continuing operations decreased $3.3 million to $67.1 million in 2008 reflecting primarily higher special charges with respect to certain restructuring actions. This equated to diluted earnings per share from continuing operations of $1.07 compared to $1.13 in 2007.
Income from Discontinued Operations
As a result of the spin-off of Hillenbrand, Inc., the funeral services business and certain other costs were classified within discontinued operations in our Consolidated Statements of Income (Loss) for all periods presented herein. The following table presents certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the fiscal years ended September 30, 2008 and 2007. Due to the timing of the spin-off, activities of the funeral services business are only included through March 31, 2008.

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2008	2007

Funeral services sales	$354.3	$667.2
Total expenses	275.5	481.9

Income from discontinued operations before income taxes	78.8	185.3
Income tax expense	30.1	65.1

Income from discontinued operations	$48.7	$120.2

Expenses classified within discontinued operations for fiscal 2008, as further discussed below, primarily related to non-recurring legal and professional costs related to the completion of the spin-off. For details of relative performance of the funeral services business during the first two quarters, please see our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
Other costs included in discontinued operations were non-recurring costs directly related to the spin-off transaction ($24.5 million), one-time, non-cash stock-based compensation charges ($4.5 million in the second quarter) and a charge recorded upon the renegotiation of notes receivable and preferred stock distributed to Hillenbrand, Inc. in the spin-off ($6.4 million in the second quarter). The non-recurring separation costs were primarily for investment banking fees, legal, accounting and other professional and consulting fees. The one-time stock-based compensation charges were the result of the modification of stock options and the accelerated vesting of certain restricted stock awards held by employees of the funeral services business in connection with the spin-off. Finally, we renegotiated the terms of seller financing instruments provided to Forethought Financial Group, Inc. (“FFG”) in conjunction with the divestiture of our pre-need funeral insurance business in 2004. As a result, we received cash payments during the second quarter of fiscal 2008 of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. In connection with the renegotiation and the early redemption of the preferred stock and debt service note receivable, the estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was revised, which resulted in an adjustment as to the timing of recognition of the unamortized discount on the seller note. This adjustment was included as part of total expense above.

Business Segment Results of Operations

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2008	2007	% Change
Revenues:
North America Acute Care	$934.7	$883.2	5.8
North America Post-Acute Care	197.0	172.9	13.9
International and Surgical	381.4	304.9	25.1
Total eliminations	(5.4)	(4.5)	20.0

Total revenues	$1,507.7	$1,356.5	11.1

Divisional income:
North America Acute Care	$247.8	$227.0	9.2
North America Post-Acute Care	55.7	42.5	31.1
International and Surgical	49.7	40.8	21.8
Functional costs	(227.6)	(190.8)	19.3

Total divisional income	$125.6	$119.5	5.1

Reconciling differences between total divisional income and income from continuing operations before taxes include litigation and special charges/credits and other income/expense. See Note 15 in the Consolidated Financial Statements for a reconciliation.
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

Divisional income for North America Post-Acute Care increased $13.2 million, or 31.1 percent, for fiscal year 2008 compared to the prior year primarily due to higher gross profit, most notably in the rental business. Gross margins were also up 320 basis points due to changes in sales mix and cost initiatives. Operating expenses increased by $8.5 million, due primarily to increased sales, marketing and new product development initiatives as we continue to focus on growth in this market segment, but declined slightly as a percentage of revenues.
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
Divisional income for International and Surgical increased $8.9 million, or 21.8 percent, in 2008 compared to the prior year, including the impact of favorable exchange rates of $2.4 million. While gross profit was up $20.7 million on the higher revenues, we experienced a decline in gross margin resulting from a number of factors, including an unfavorable mix impact associated with the higher level of revenues in medicalized long-term care, a one-time impact associated with a negotiated distributor settlement in the first quarter, the negative impact of adjustments to our allowance for rental revenue reserves in Italy in our second quarter, unfavorable inventory adjustments associated predominantly with periodic physical inventories taken at various operations within Europe and in Australia as well as the negative impact of currency movements on product costs in certain geographic regions. Operating expenses increased $11.9 million, reflecting our ongoing investments in sales channel, marketing and new product development, as well as the unfavorable impact of exchange rates on our costs, but were lower as a percentage of revenues.
SPECIAL CHARGES
2009 Actions
Special charges of $20.5 million were recognized during fiscal 2009 related to a restructuring plan that we announced on January 14, 2009 to aggressively manage our cost structure. The plan impacted approximately 450 salaried, hourly and temporary employees, and necessitated the consolidation of certain manufacturing and selected back office operations; redeployment of U.S. sales and service resources to increase our customer presence and support; reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program, and involuntary job eliminations. In total, the plan resulted in a charge of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs, the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs and other charges associated with those actions were also taken in the amount of $4.4 million. The majority of the cash expenditures will be substantially completed by the end of fiscal 2011.
2008 Actions
During the fourth quarter of fiscal 2008, we completed a review of our organizational structure aimed at creating a more streamlined organization. The process resulted in the elimination of approximately 160 professional, salaried and non-exempt employee positions, including the elimination of management positions, but somewhat fewer personnel actually left the Company as some affected personnel filled other open positions. Positions affected were distributed similarly among employee locations. About one-third of the positions affected involved associates based at our global headquarters in Batesville, Indiana. The remaining affected positions were based in other North American locations and international sites throughout our global organization.
Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. Cash expenditures associated with severance are expected to be completed by the end of the first quarter of fiscal 2010.
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

As a result of the plan, the Company recorded a charge of $14.5 million during the fourth quarter of fiscal 2008. This charge mainly related to the impairment of equipment with a net book value prior to the plan of $16.0 million that is held for sale. This equipment had a fair value at September 30, 2008 of $2.2 million which has been recorded in Other current assets in the Consolidated Balance Sheets. The remainder of the charge related to lease termination and employee severance costs. During the fourth quarter of fiscal 2009, we completed the actions related to this plan.
Special charges of $2.3 million were recognized in the first quarter of fiscal 2008 as voluntary termination packages were offered to certain members of our manufacturing organization related to the transfer of select operations to Mexico, which resulted in a special termination benefit charge for those employees who accepted such offers. Additionally, approximately 15 other positions were eliminated in a related action in an effort to better align fixed manufacturing costs. This action is now complete.
2007 Actions
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of our Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination charge of $1.0 million was recognized in the second quarter of fiscal 2007, $0.3 million of which related to additional pension benefits. This action is now complete.
See Note 11 of the Notes to Consolidated Financial Statements for more information pertaining to these actions.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended
	September 30,	September 30,	September 30,
(Dollars in millions)	2009	2008	2007
Cash Flows Provided By (Used In):
Operating activities	$225.7	$270.5	$285.3
Investing activities	(234.2)	(56.3)	(241.2)
Financing activities	(45.3)	(63.8)	(47.2)
Effect of exchange rate changes on cash	2.7	(10.2)	2.7

Increase (Decrease) in Cash and Cash Equivalents	$(51.1)	$140.2	$(0.4)

Cash flow information for the periods ended September 30, 2008 and 2007 are “as reported” and thus include cash flows from the Company’s former funeral services business through March 31, 2008.
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
Operating Activities
For the fiscal year ended September 30, 2009, net cash provided by operating activities totaled $225.7 million, compared to $270.5 million in the prior year, which included operating cash flows of our former funeral services business of $56.8 million.

While our capital sales have been unfavorably impacted by the current macro-economic climate and its resulting unfavorable impact on hospital capital spending, strong expense controls and working capital improvement have resulted in strong conversion to cash. Working capital improvements were led by strong collection of receivables and a reduction in inventory, offset by a decrease in trade payables related to lower production levels and the timing of payments, the payout of prior year incentive compensation, the timing of tax payments and payments made on our restructuring accruals. The recognition of the goodwill and intangible asset impairment charge of $472.8 million, which resulted in the net loss in the current year, is non-cash in nature and therefore had no impact on our cash flows from operations.
The reduction in operating cash flows in comparison to the prior year was driven by the impact of our previously owned funeral services business which provided operating cash flows of $56.8 million in the first half of fiscal 2008. Absent the cash flows from our previously owned funeral services business, cash flows from operations have increased as our strong expense controls and conversion to cash have more than offset reductions in capital sales and higher pension funding of $11.7 million.
For the fiscal year ended September 30, 2008, net cash provided by operating activities totaled $270.5 million, compared to $285.3 million in the prior year. Operating cash flows in 2008 were driven primarily by net income of $115.8 million, further adjusted by depreciation and amortization of $112.8 million. Impacting the operating cash flow reductions were gross nonrecurring separation-related costs of $26.1 million, which provided little income tax benefit as such costs were largely nondeductible. Additionally, the funeral services business generated approximately $136 million of operating cash flows in fiscal 2007. As noted, above, through March 31, 2008 the funeral services business had generated approximately $57 million of operating cash flows. Comparing a full year of the funeral business’s operating cash flows in 2007 with only 6 months in 2008 there was a negative impact on our operating cash flows by approximately $80 million. Working capital improvements were reflected by an increase in inventory turns from 5.7 in 2007 to 6.8 in 2008 and collections of accounts receivable with days sales outstanding reduced from 96.4 days in 2007 to 81.8 days in 2008. This was partially offset by significantly higher sales in the fourth quarter.
Another item that positively impacted operating cash flows in fiscal 2008 when compared to fiscal 2007 was the collection of $11.2 million of earnings on previously held seller financing instruments. See Note 3 of Notes to Consolidated Financial Statements for more detail on the previously held seller financing instruments which were contributed to Hillenbrand, Inc. in the spin-off of the funeral services business.
Investing Activities
Net cash used in investing activities in fiscal 2009 totaled $234.2 million, compared to $56.3 million in fiscal 2008. Use of cash for investing activities during the period was driven primarily by our purchase of Liko for $187.2 million, net of cash acquired, and capital expenditures of $63.9 million. Offsetting the uses of cash were proceeds from the sale of non-strategic assets of $11.9 million. The increased usage of cash for investing activities when compared to the same prior year period relates to the acquisition of Liko, a decline in net distributions from our investment portfolio and proceeds from seller financing provided on a previously disposed business received in the prior year, offset by proceeds received on our sale of non-strategic assets. Capital spending was down $38.7 million compared to the prior year. The main reason for this decrease in capital spending was $4.3 million related to our former funeral services business being included within the 2008 amount and $34.4 million associated with the timing of new product introductions into rental fleet and our efforts to preserve cash and liquidity in response to our decreasing capital sales.
Net cash used in investing activities in fiscal 2008 totaled $56.3 million, compared to $241.2 million in fiscal 2007. Capital expenditures were $32.6 million lower in fiscal 2008 due to our purchase of the Monterrey, Mexico manufacturing facility in early fiscal 2007, fewer additions to our rental fleet during 2008 and only six months of capital expenditures related to our former funeral services business. In addition, during 2007 $21.2 million was spent for the acquisition of Medicraft and a small regional funeral services distributor, and a significantly higher amount of cash, net of sales and maturities, was used to purchase investment securities. Investment activity in fiscal 2008 included $325.6 million of purchases and capital calls, which was more than offset by $343.5 million provided from sales and maturities. We have historically invested a portion of our excess cash into auction rate securities, but discontinued this practice in the prior fiscal year when liquidity issues with these securities surfaced. Investing cash flows in 2008 also benefited from proceeds from the renegotiation and early settlement of seller financing notes receivable and preferred stock, which provided positive investing cash flows of $27.8 million (that is, the total $39.0 million proceeds less amounts included in operating cash flows) during the second quarter of 2008.

Financing Activities
Net cash used in financing activities totaled $45.3 million for the fiscal year ended September 30, 2009 compared to $63.8 million for the fiscal year ended September 30, 2008.
The use of cash for financing activities in fiscal 2009 consisted mainly of our scheduled repayment of $25.7 million of our outstanding senior notes and our payment of dividends. Changes in our use of cash for fiscal 2009 compared to fiscal 2008 relate mainly to the distribution of $141.3 million of cash to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business at the end of the second quarter of fiscal 2008. Also impacting the difference from prior year was a reduction of proceeds from stock option exercises, changes in debt associated with the spin-off of the funeral services business and the pending acquisition of Liko and a reduction in dividend payments. Cash dividends paid decreased to $25.6 million in 2009, compared to $48.2 million in 2008. Quarterly cash dividends per share were $0.1025 in all four quarters of 2009. Quarterly cash dividends per share were $0.1025 in the last two quarters of 2008 and $0.285 in the first two quarters of the year, declining following the consummation of the spin-off of the funeral services business effective March 31, 2008.
Proceeds on the exercise of stock options decreased to $0.1 million in 2009, from $16.5 million in 2008. Treasury stock acquired was $0.6 million in 2009 compared to $1.4 million in 2008.
Our debt-to-capital ratio was 24.9 percent at September 30, 2009 compared to 17.1 percent at September 30, 2008. The change was driven by the impairment of goodwill and other intangibles, which reduced shareholders’ equity and the repayment of debt during fiscal 2009.
Net cash used in financing activities totaled $63.8 million for the fiscal year ended September 30, 2008 compared to $47.2 million for the fiscal year ended September 30, 2007. This higher use of cash in fiscal 2008 compared to fiscal 2007 was driven primarily by the distribution of $141.3 million of cash to Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business. Also related to the spin-off, a number of transactions occurred during the second quarter of 2008 impacting cash flows from financing activities. The most significant of these transactions were (a) drawing down $250 million on a new Hillenbrand, Inc. revolving credit facility and then (b) paying nearly $225 million to repurchase certain long-term debt. In addition to the spin-off transaction, $90.0 million was drawn on the revolver near the end of September 2008 in anticipation of the acquisition of Liko on October 1, 2008.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of September 30, 2009, we held investment securities with a fair value of $43.6 million, which consisted primarily of AAA rated student loan auction rate securities. The market for auction rate securities, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in our second fiscal quarter of 2008 as the supply for auction rate securities in the market exceeded demand. Accordingly, our portfolio of auction rate securities has experienced auction failures and a lower level of liquidity. During our first quarter of fiscal 2009, we entered into a settlement agreement requiring UBS to repurchase $26.9 million of these securities at par value (“Put”).
We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. At September 30, 2009, we have recorded both temporary unrealized losses and realized losses totaling $2.7 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. See Notes 1 and 9 of Notes to Consolidated Financial Statements for more information pertaining to these securities and the fair value of our portfolio. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. As of September 30, 2009, we had outstanding borrowings of $90.0 million and $5.6 million of outstanding, undrawn letters of credit under the facility, leaving $404.4 million of borrowing capacity available. In October 2009, the Company made a payment of $45 million to retire a portion of our short term debt associated with the Liko acquisition. See Note 7 of Notes to Consolidated Financial Statements for more details on the credit facility.

We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed rates of interest as of September 30, 2009, which are classified as long-term in the Consolidated Balance Sheets. We repaid $25.7 million of senior notes outstanding in June 2009, which had previously been classified as short-term debt.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. At September 30, 2009, our latest measurement date, our pension plans were underfunded by approximately $93 million. Given the adverse performance of our plan assets, we expect increased contributions to fund the plan over the next several years. We are currently assessing several funding alternatives for 2010, and depending on which one is selected, we could fund up to $15 million. Future contributions will also be impacted based on these decisions.
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
As our focus has been on investing in strategic initiatives and, more recently, on maintaining our liquidity in these unprecedented economic times, and in conjunction with certain restrictive covenants from the Distribution Agreement with Hillenbrand, Inc., during fiscal 2008 and through the fourth quarter of fiscal 2009, we have not repurchased any shares of our common stock in the open market. As of September 30, 2009, we had Board of Directors’ approval to repurchase 3.0 million additional shares of our common stock. We may consider repurchases of shares if justified by the stock price and after considering the current environment, our desire to preserve liquidity and the needs of the business. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, disruption and volatility in the credit markets could impede our access to capital. Our $500.0 million credit facility is with a syndicate of banks. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. We have not experienced any failure of the lenders under our credit facility to fund, however, it is possible that additional financial institutions, including those that are lenders under our credit facility, could become insolvent or seek bankruptcy protection, which could affect our ability to access available borrowing capacity under our credit facility. If credit markets do not improve and we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions or pension obligations, such sources of capital may not be available to us on acceptable terms if at all.
Credit Rating
For fiscal 2009 both Standard and Poor’s Rating Services and Moody’s Investor Service left our ratings unchanged at BBB- with stable outlook and Baa3 with negative outlook, respectively. There was no impact on these ratings as a result of the Liko acquisition.
Other Uses of Cash
We expect capital spending in 2010 to be at a level comparable to years prior to 2009, as the 2009 amount was lower than historical amounts. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations, Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2009:

	Payments Due by Period
		Less Than	1 – 3	3 – 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Debt Obligations (1)	$201.9	$102.2	$49.3	$—	$50.4
Interest Payments Relating to Long-Term Debt (1)	67.5	7.3	12.7	6.6	40.9
Information Technology Infrastructure (2)	63.4	12.5	25.2	25.7	—
Operating Lease Obligations	65.5	20.6	23.2	10.3	11.4
Pension and Postretirement Health Care Benefit Funding (3)	16.4	16.4	—	—	—
Purchase Obligations (4)	27.8	18.3	9.5	—	—
Other Long-Term Liabilities (5)	24.5	—	12.4	9.9	2.2

Total Contractual Cash Obligations	$467.0	$177.3	$132.3	$52.5	$104.9

(1)
These amounts include the effects of borrowings made to complete the acquisition of Liko on October 1, 2008. Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)
In 2003 we entered into a seven-year agreement with IBM to manage our global information structure environment. Due to the spin-off of our funeral services business, we renegotiated the contract with IBM to provide flexibility to remove the funeral services business from its scope and to reduce costs for the Company. The updated terms of the contract reduce services to be performed by IBM from the original contract. In exchange, we extended the term such that the contract now expires in September 2014. The expected aggregate cost from September 30, 2009 through the duration of the contract is $63.4 million.

(3)
We expect to fund our pension and postretirement benefit plans up to $16.4 million in fiscal 2010, but are currently assessing several additional funding alternatives. In addition, given the current economic environment and its impact on discount rates and asset returns as well as possible pension relief granted by the current presidential administration, projected payments beyond fiscal 2010 are not currently determinable.

(4)
Purchase obligations represent contractual obligations under various take-or-pay arrangements executed as part of the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we have made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

(5)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves, and other various liabilities.
We also had commercial commitments related to standby letters of credit at September 30, 2009 of $5.8 million.
In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, due to the adoption of an accounting pronouncement in fiscal 2008, we have an additional $42.3 million of other liabilities as of September 30, 2009, which represents uncertain tax positions for which it is not possible to determine in which future period the tax liability might be paid out.

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
Shareholders’ Equity
Cumulative treasury stock acquired in open market and private transactions remained at 22.7 million shares throughout 2009. As of September 30, 2009, we had Board of Directors’ authorization to repurchase up to a total of 3.0 million additional shares of our common stock. Repurchased shares are to be used for general business purposes. From the cumulative shares acquired, 0.2 million shares, net of shares converted to cash to pay withholding taxes, were reissued during fiscal 2009 under provisions of our various stock-based compensation plans.
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
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables (See Note 6 to the Consolidated Financial Statements) are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
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
We have entered into a Judgment Sharing Agreement with Hillenbrand, Inc. to allocate any potential liability that may arise with respect to certain antitrust litigation matters. We apply the same methodology as described in the immediate preceding paragraph in evaluating and accounting for the Judgment Sharing Agreement. See Note 3 to the Consolidated Financial Statements, for further details.
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
The fair value of our reporting units in the first step of our impairment process requires significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative rates, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium. In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions. There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them. The use of different assumptions, estimates or judgments in either step of the process could materially increase or decrease the related impairment charge.
As a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, we determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of our normal third fiscal quarter test period. The interim impairment testing resulted in an impairment of goodwill and other intangibles in each of our three reportable segments in the following amounts — North America Acute Care $289.5 million, North America Post-Acute $68.6 million and International and Surgical $114.7 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International reporting units. A further adjustment to this charge is likely upon finalization of the working capital and net debt adjustments associated with the Liko acquisition. There were no additional charges necessary based on our normal annual assessment made during our third quarter. See Note 5 to the Consolidated Financial Statements for further information related to the impairment charge.

Stock-Based Compensation
We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the Company utilizes a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require significant judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) are measured based on the average fair market price of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of RSUs granted.
Retirement Benefit Plans
We sponsor retirement and postretirement benefit plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.
Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 7.5 percent for fiscal 2009 and 8.0 percent for both fiscal 2008 and 2007. At September 30, 2009, we had pension plan assets of $152.8 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.4 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 5.5 percent in 2009, 7.5 percent in 2008 and 6.5 percent in 2007. The discount rate for our postretirement obligation may vary up to 25 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $1.5 million to $1.7 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.
Income Taxes
We compute our income taxes using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. We have recorded valuation allowances against certain of our deferred tax assets, primarily those related to foreign tax attributes in countries with poor operating results and certain other domestic tax attributes. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $37.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.
On October 1, 2007, we began accounting for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
The Company has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will resolve the tax matters currently under protest for fiscal years 2002 through 2008 in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statutes of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $15 to $20 million in the next twelve months, excluding interest. See Note 12 in the Consolidated Financial Statements for further discussion related to income taxes.

Investments
At September 30, 2009, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2008, we classified these investment securities as available-for-sale and recorded them at fair value with unrealized holding gains and losses recorded in Accumulated Other Comprehensive Income (Loss). During the first quarter of 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”), which allows the Company to exercise this Put at anytime during the period of June 30, 2010 through July 2, 2012. Additionally, UBS may redeem these securities at par value plus interest at any time prior to June 30, 2010 at their discretion.
We recorded the Put as an asset and made the election to report the Put at estimated fair value and record the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Consolidated Statements of Income (Loss). Also, because we now intend to sell these securities to UBS at par value, during the first quarter of fiscal 2009 we reclassified the ARS related to the Put from “available-for-sale” to “trading” securities resulting in a reclassification of a previously unrealized loss into income. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of Accumulated Other Comprehensive Income (Loss)) are now also recorded as a component of “Investment income and other” within our Consolidated Statements of Income (Loss). We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our Consolidated Statements of Income (Loss), thereby reducing the volatility we might otherwise experience. At September 30, 2009, the $16.7 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Income (Loss).
Prior to the spin-off of the funeral services business, our investment portfolio also included investments in certain private equity limited partnerships and other minority investments obtained from seller financing provided upon the divestiture of Forethought Financial Services, Inc. We historically used the equity method of accounting for these investments, with earnings or losses reported within Investment income and other in the Statements of Consolidated Income (Loss). Essentially all of these investments were transferred to Hillenbrand, Inc. in conjunction with the spin-off as discussed in Note 3 of our Notes to the Consolidated Financial Statements.
We regularly evaluate these investments for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss if we intend, or more likely than not will be required, to sell the security prior to recovery. For securities in which we have the intent and ability to hold until maturity, expected credit losses are recognized in earnings. Select criteria utilized in analyzing individual securities for impairment include:
•	The extent and duration to which the market value of a security was below its cost;

•	Downgrades in debt ratings;

•	Significant declines in value, regardless of the length of time the market value was below cost;

•	The status of principal and interest payments on debt securities;

•	Financial condition, including economic and industry conditions, and recent events impacting companies underlying the securities;

•	The historic and implied volatility of the security; and

•	Recoveries or additional declines in fair value subsequent to the balance sheet date.
The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) assessment of whether any decline in estimated fair value was other than temporary. If new information becomes available our judgment may change resulting in the recognition of an investment loss at that time. At September 30, 2009 Accumulated Other Comprehensive Income (Loss) included net unrealized losses of $0.8 million. These unrealized losses are considered to be temporary.
Environmental Matters
We are committed to operating all of our businesses in a manner that protects the environment. In the past, we have voluntarily entered into remediation agreements with various environmental authorities to address onsite and offsite environmental impacts. From time to time we provide for reserves in our financial statements for environmental matters. We believe we have appropriately satisfied the financial responsibilities for all currently known offsite issues. Based on the nature and volume of materials involved regarding onsite impacts, we do not expect the cost to us of the onsite remediation activities in which we are currently involved to exceed $2 million. Future events or changes in existing laws and regulations or their interpretation may require us to make additional expenditures in the future. The cost or need for any such additional expenditures is not known.
Recently Issued Accounting Guidance
For a summary of recently issued accounting guidance applicable to us, see Note 1 of our Notes to Consolidated Financial Statements.

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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At September 30, 2009, we had outstanding foreign exchange derivative contracts in notional amounts of $11.6 million with a fair value of these contracts approximately $0.1 million less than the original contract value. The maximum length of time over which the Company is hedging transactions exposure is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Income (Loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.
A 10 percent appreciation in the United States dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $1.1 million. A 10 percent depreciation in the United States dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $1.3 million. Any increase or decrease in the fair value of our currency derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.
We hold auction rate securities, for which the market continues to experience auction failures as the supply for auction rate securities in the market exceeds demand. Due to these failures, we have gained guidance from our investment advisors on the current fair value of our portfolio. If current market conditions do not improve or worsen, or our advisors do not follow through on their repurchase commitments, the result could be further temporary unrealized losses or impairments and liquidity and earnings could be adversely affected. In our fiscal first quarter 2009, we entered into a settlement agreement with UBS Financial Services Inc. (“UBS”), one of the brokers we utilized to purchase auction rate securities. The primary terms of the settlement state that UBS will repurchase the securities at full par value on or after June 30, 2010. Currently, we hold auction rate investments issued through UBS with a par value of $26.9 million.
Our pension plan assets, which were approximately $153 million at September 30, 2009, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2009 by approximately $93 million. Continued market volatility and disruption could cause further declines in asset values and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hill-Rom common stock represented 2 percent and 3 percent of master trust assets at year-end 2009 and 2008, respectively, and is subject to a statutory limit should it reach 10 percent of total trust assets.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that the Company maintained effective internal control over financial reporting as of September 30, 2009 based on those criteria.
The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited the Consolidated Financial Statements, as stated in their report included herein.
Peter H. Soderberg
President and Chief Executive Officer
Gregory N. Miller
Senior Vice President and Chief Financial Officer
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 24, 2009

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2009	2008	2007
Net Revenues
Capital sales	$921.5	$1,044.0	$940.7
Rental revenues	465.4	463.7	415.8

Total revenues	1,386.9	1,507.7	1,356.5

Cost of Revenues
Cost of goods sold	555.7	618.6	546.9
Rental expenses	203.3	219.6	207.1

Total cost of revenues	759.0	838.2	754.0

Gross Profit	627.9	669.5	602.5

Other operating expenses	517.3	543.9	483.0
Litigation credits (Note 17)	—	—	(1.2)
Impairment of goodwill and other intangibles (Note 5)	472.8	—	—
Special charges (credits) (Note 11)	20.5	22.8	(0.2)

Operating Profit (Loss)	(382.7)	102.8	120.9

Gain on sale of non-strategic assets (Note 4)	10.2	—	—
Interest expense	(10.4)	(14.3)	(22.2)
Investment income and other, net	4.1	3.8	7.5

Income (Loss) from Continuing Operations Before Income Taxes	(378.8)	92.3	106.2

Income tax expense (Note 12)	26.2	25.2	35.8

Income (Loss) from Continuing Operations	(405.0)	67.1	70.4

Discontinued Operations (Note 3):
Income from discontinued operations before income taxes	—	78.8	185.3
Income tax expense	—	30.1	65.1

Income from discontinued operations	—	48.7	120.2

Net Income (Loss)	$(405.0)	$115.8	$190.6

Income (loss) per common share from continuing operations — Basic	$(6.47)	$1.07	$1.14
Income per common share from discontinued operations — Basic	—	0.78	1.95

Net Income (Loss) per Common Share — Basic	$(6.47)	$1.86	$3.08

Income (loss) per common share from continuing operations — Diluted	$(6.47)	$1.07	$1.13
Income per common share from discontinued operations — Diluted	—	0.78	1.94

Net Income (Loss) per Common Share — Diluted	$(6.47)	$1.85	$3.07

Dividends per Common Share	$0.41	$0.78	$1.14

Average Common Shares Outstanding — Basic (thousands) (Note 13)	62,581	62,426	61,818

Average Common Shares Outstanding — Diluted (thousands) (Note 13)	62,581	62,622	62,115

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except share data)

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$170.6	$221.7
Short term investments (Notes 1 and 9)	26.4	—
Trade accounts receivable, less allowances of $27.5 in 2009 and $25.9 in 2008 (Note 1)	346.6	395.1
Inventories (Note 1)	92.0	100.0
Deferred income taxes (Notes 1 and 12)	46.0	30.2
Other current assets	13.5	25.3

Total current assets	695.1	772.3

Equipment leased to others (Note 1)	426.6	453.3
Less accumulated depreciation	(271.8)	(281.9)

Equipment leased to others, net	154.8	171.4

Property (Note 1)	394.6	382.4
Less accumulated depreciation	(277.0)	(257.0)

Property, net	117.6	125.4

Investments and investment securities (Notes 1 and 9)	17.2	45.6
Intangible assets:
Goodwill (Notes 1 and 5)	73.1	422.5
Software and other (Note 1)	141.9	129.1
Notes receivable, net of discounts (Note 6)	5.5	8.8
Other assets	27.4	14.8

Total other assets	247.9	575.2

Total Assets	$1,232.6	$1,689.9

LIABILITIES
Current Liabilities
Trade accounts payable	$81.3	$99.4
Short-term borrowings (Note 7)	102.2	122.6
Accrued compensation	72.7	84.8
Accrued litigation (Note 17)	21.2	21.2
Accrued product warranties (Note 1)	17.1	16.9
Other current liabilities	49.8	49.8

Total current liabilities	344.3	394.7

Long-term debt (Note 7)	99.7	100.2
Accrued pension and postretirement benefits (Note 8)	100.7	40.5
Deferred income taxes (Notes 1 and 12)	16.8	16.4
Other long-term liabilities	61.8	55.5

Total Liabilities	623.3	607.3

Commitments and Contingencies (Note 17)
SHAREHOLDERS’ EQUITY (Notes 10 and 14)
Capital Stock:
Preferred stock — without par value:
Authorized — 1,000,000 shares; none issued or outstanding	—	—
Common stock — without par value:
Authorized — 199,000,000
Issued — 80,323,912 shares in 2009 and 2008	4.4	4.4
Additional paid-in-capital	119.0	111.2
Retained earnings	1,105.2	1,536.1
Accumulated other comprehensive loss (Note 1)	(59.9)	(4.2)
Treasury stock, at cost: 2009 — 17,656,350 common shares, 2008 — 17,814,978 common shares	(559.4)	(564.9)

Total Shareholders’ Equity	609.3	1,082.6

Total Liabilities and Shareholders’ Equity	$1,232.6	$1,689.9

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

Fiscal Year Ended September 30:	2009	2008	2007
Operating Activities
Net income (loss)	$(405.0)	$115.8	$190.6
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	100.2	112.8	107.3
Impairment of goodwill and other intangibles	472.8	—	—
Accretion and capitalized interest on financing provided on divestiture, net of loss on renegotiation	—	(1.0)	(15.0)
Net realized capital losses (gains) and equity method investment (income) loss	0.1	(6.8)	(11.6)
Litigation credits	—	—	(1.2)
Provision for deferred income taxes	3.5	(22.9)	(9.9)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	5.8	18.6	1.5
Gain on sale of non-strategic assets	(10.2)	—	—
Stock compensation	12.1	23.2	9.0
Loss on extinguishment of debt and termination of credit facility	—	3.2	—
Defined benefit plan funding	(13.5)	(1.8)	(5.5)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	61.2	(2.8)	6.2
Inventories	23.7	5.2	(21.9)
Other current assets	1.1	8.2	7.2
Trade accounts payable	(23.9)	15.1	8.7
Accrued expenses and other liabilities	(20.2)	(2.6)	4.1
Interest proceeds on seller financing	—	11.2	—
Other, net	18.0	(4.9)	15.8

Net cash provided by operating activities	225.7	270.5	285.3

Investing Activities
Capital expenditures and purchase of intangibles	(63.9)	(102.6)	(135.2)
Proceeds on disposal of property and equipment leased to others	2.9	0.6	1.7
Proceeds on sale of non-strategic assets	11.9	—	—
Payment for acquisition of businesses, net of cash acquired	(187.2)	—	(21.2)
Investment purchases and capital calls	—	(325.6)	(270.2)
Proceeds on investment sales and maturities	2.1	343.5	177.2
Principal proceeds from liquidation of preferred stock investment and seller financing notes receivable	—	27.8	—
Collection of seller financing notes receivable	—	—	6.5

Net cash used in investing activities	(234.2)	(56.3)	(241.2)

Financing Activities
Additions to short-term debt, net of debt issuance costs	5.2	93.0	8.2
Repayments of short-term debt	(25.7)	(7.1)	(10.3)
Borrowings on revolver	—	250.0	—
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	—	(225.3)	—
Payment of cash dividends	(25.6)	(48.2)	(70.3)
Proceeds on exercise of options	0.1	16.5	25.9
Excess tax benefit	—	—	0.6
Proceeds on stock issuance	1.3	—	—
Treasury stock acquired	(0.6)	(1.4)	(1.3)
Cash transferred to Hillenbrand, Inc. in spin-off	—	(141.3)	—

Net cash used in financing activities	(45.3)	(63.8)	(47.2)

Effect of Exchange Rate changes on Cash	2.7	(10.2)	2.7
Net Cash Flows	(51.1)	140.2	(0.4)
Cash and Cash Equivalents
At beginning of period	221.7	81.5	81.9

At end of period	$170.6	$221.7	$81.5

Supplemental cash flow information:

Cash paid for income taxes	$19.3	$99.6	$100.3
Cash paid for interest	$9.9	$18.8	$21.3
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$6.1	$17.2	$18.9
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2006	61,415,314	$4.4	$79.1	$1,646.8	$(0.3)	18,908,598	$(598.3)	$1,131.7

SAB No. 108 Adjustment (Note 10)	—	—	—	(13.2)	8.7	—	—	(4.5)
Comprehensive Income:
Net income	—	—	—	190.6	—	—	—	190.6
Foreign currency translation adjustment, net of tax of $3.3 million	—	—	—	—	5.4	—	—	5.4
Net change in unrealized gain on available-for-sale securities, net of tax of $1.1 million	—	—	—	—	1.9	—	—	1.9
Items not yet recognized as a component of net periodic pension costs, net of tax of $1.5 million	—	—	—	—	(0.6)	—	—	(0.6)

Total comprehensive income	—	—	—	—	—	—	—	197.3
Dividends	—	—	—	(70.8)	—	—	—	(70.8)
Treasury shares acquired	(22,409)	—	—	—	—	22,409	(1.3)	(1.3)
Stock awards and option exercises	598,747	—	19.3	—	—	(598,747)	18.9	38.2
Adoption of defined benefit pension and other postretirement plans provisions, net of tax of $9.5 million (Note 8)	—	—	—	—	(12.8)	—	—	(12.8)

Balance at September 30, 2007	61,991,652	4.4	98.4	1,753.4	2.3	18,332,260	(580.7)	1,277.8

Adoption of uncertain tax position provisions (Note 12)	—	—	—	(10.3)	—	—	—	(10.3)
Comprehensive Income:
Net income	—	—	—	115.8	—	—	—	115.8
Foreign currency translation adjustment, net of tax of $1.5 million	—	—	—	—	(13.1)	—	—	(13.1)
Net change in unrealized gain on available-for-sale securities, net of tax of $1.9 million	—	—	—	—	(2.6)	—	—	(2.6)
Items not yet recognized as a component of net periodic pension costs, net of tax of $4.7 million	—	—	—	—	(4.9)	—	—	(4.9)

Total comprehensive income	—	—	—	—	—	—	—	95.2
Dividends	—	—	0.4	(48.6)	—	—	—	(48.2)
Treasury shares acquired	(27,554)	—	—	—	—	27,554	(1.4)	(1.4)
Stock awards and option exercises	544,836	—	22.4	—	—	(544,836)	17.2	39.6

Subtotal	62,508,934	4.4	121.2	1,810.3	(18.3)	17,814,978	(564.9)	1,352.7
Spin-off of funeral services business (Note 3)	—	—	(10.0)	(274.2)	14.1	—	—	(270.1)

Balance at September 30, 2008	62,508,934	4.4	111.2	1,536.1	(4.2)	17,814,978	(564.9)	1,082.6

Comprehensive Income (Loss):
Net income (loss)	—	—	—	(405.0)	—	—	—	(405.0)
Foreign currency translation adjustment, net of tax of $0.9 million	—	—	—	—	(15.0)	—	—	(15.0)
Net change in unrealized gain on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	(0.3)	—	—	(0.3)
Items not yet recognized as a component of net periodic pension costs, net of tax of $25.0 million	—	—	—	—	(40.4)	—	—	(40.4)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(460.7)
Dividends	—	—	0.3	(25.9)	—	—	—	(25.6)
Treasury shares acquired	(32,481)	—	—	—	—	32,481	(0.6)	(0.6)
Stock awards and option exercises	191,109	—	7.5	—	—	(191,109)	6.1	13.6

Balance at September 30, 2009	62,667,562	$4.4	$119.0	$1,105.2	$(59.9)	17,656,350	$(559.4)	$609.3

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
In accordance with our accounting for the impairment or disposal of long-lived assets, the results of operations of the funeral services business have been presented as a discontinued operation for the periods ended September 30, 2008 and 2007 in the Statements of Consolidated Income (Loss). The Statements of Consolidated Cash Flows are presented without separate classification of cash flows from the funeral services business through March 31, 2008. Unless otherwise noted, the Notes to Consolidated Financial Statements exclude information related to the funeral services business. See Note 3 for a further discussion of the spin-off of the funeral services business.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles (Note 5), investments (Note 9), income taxes (Note 12) and accrued litigation and self insurance reserves (Note 17), among others.
Cash and Cash Equivalents
We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.
Investment and Investment Securities
At September 30, 2009, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the United States government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2008, we classified these investment securities as available-for-sale and recorded them at fair value with unrealized holding gains and losses recorded in Accumulated Other Comprehensive Income (Loss). During the first quarter of 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”), which allows the Company to exercise this Put at anytime during the period of June 30, 2010 through July 2, 2012. Additionally, UBS may redeem these securities at par value plus interest at any time prior to June 30, 2010 at their discretion.

We recorded the Put as an asset and made the election to report the Put at estimated fair value and record the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Consolidated Statements of Income (Loss). Also, because we now intend to sell these securities to UBS at par value, during the first quarter of fiscal 2009 we reclassified the ARS related to the Put from “available-for-sale” to “trading” securities resulting in a reclassification of a previously unrealized loss into income. As trading securities, the changes in fair value corresponding to the UBS related ARS (previously recorded as a component of Accumulated Other Comprehensive Income (Loss)) are now also recorded as a component of “Investment income and other” within our Consolidated Statements of Income (Loss). We made these elections so that the effects of changes in the fair value of the UBS related ARS and the related Put would substantially offset within our Consolidated Statements of Income (Loss), thereby reducing the volatility we might otherwise experience. At September 30, 2009, the $16.7 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Income (Loss).
Prior to the spin-off of the funeral services business, our investment portfolio also included investments in certain private equity limited partnerships and other minority investments obtained from seller financing provided upon the divestiture of Forethought Financial Services, Inc. We historically used the equity method of accounting for these investments, with earnings or losses reported within Investment income and other in the Statements of Consolidated Income (Loss). Essentially all of these investments were transferred to Hillenbrand, Inc. in conjunction with the spin-off as discussed in Note 3.
We regularly evaluate all investments classified as available-for-sale for possible impairment based on current economic conditions, credit loss experience and other criteria. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is recognized as a realized loss if we intend, or more likely than not will be required, to sell the security prior to recovery. For securities in which we have the intent and ability to hold until maturity, expected credit losses are recognized in earnings. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary.
On October 1, 2008, the Company adopted new authoritative guidance related to the fair value measurement of financial assets and liabilities on a recurring basis. This guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosures about fair value measurements. See Note 9 for these expanded disclosures. There was no impact to the Consolidated Financial Statements as a result of this adoption. As permitted by the guidance, we deferred the adoption to fair value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2009.
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

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 55 percent and 68 percent of our inventories at September 30, 2009 and 2008, respectively. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. During 2009, we made a change in cost method for certain domestic production inventory from the FIFO method to the LIFO method. The change impacted approximately 17 percent of our inventory and the effect on our Consolidated Financial Statements was not significant. Inventories at the end of each period consist of the following:

	2009	2008

Finished products	$57.4	$53.1
Work in process	2.0	3.4
Raw materials	32.6	43.5

Total	$92.0	$100.0

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $3.6 million and $3.3 million higher than reported at September 30, 2009 and 2008, respectively.
Equipment Leased to Others
Equipment leased to others represents rental units and equipment, which are recorded at cost and depreciated on a straight-line basis over their estimated economic life, ranging from 2 to 10 years. Total depreciation expense for fiscal years 2009, 2008 and 2007 was $47.7 million, $54.7 million and $44.7 million, respectively, all of which has been included within continuing operations in the Statements of Consolidated Income (Loss). The majority of these assets are leased on a day-to-day basis.
Property
Property is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Useful Life
Land improvements	6 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
When property is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense included within continuing operations on the Statements of Consolidated Income (Loss) for fiscal years 2009, 2008 and 2007 was $26.6 million, $26.3 million and $25.1 million, respectively. The major components of property and the related accumulated depreciation at September 30, were as follows:

	2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$12.0	$3.5	$13.1	$3.3
Buildings and building equipment	112.7	74.5	109.1	70.7
Machinery and equipment	269.9	199.0	260.2	183.0

Total	$394.6	$277.0	$382.4	$257.0

Intangible Assets
Intangible assets are stated at cost and consist predominantly of goodwill, software, patents and trademarks. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 3 to 20 years.
We assess the carrying value of goodwill and non-amortizable intangibles annually, during the third quarter of each fiscal year, or more often if events or changes in circumstances indicate there may be impairment. Goodwill is allocated among the reporting units based on the relative fair value of those units.
Our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization as of September 30 was as follows:

	2009		2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$73.1	$—	$422.5	$—
Software	141.7	75.7	140.5	63.6
Other	111.7	35.8	87.1	34.9

Total	$326.5	$111.5	$650.1	$98.5

Amortization expense included within continuing operations in the Statements of Consolidated Income (Loss) for fiscal years 2009, 2008 and 2007 was $25.9 million, $22.5 million and $19.1 million, respectively. In 2009, the Company recorded an impairment charge to goodwill and other intangible assets, while there were no intangible asset write-offs in fiscal 2008 or 2007. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $26.3 million in 2010, $25.3 million in 2011, $24.2 million in 2012, $19.8 million in 2013, $12.8 million in 2014 and $14.7 million thereafter.
Goodwill decreased $349.4 million in 2009. This decrease was driven by an impairment charge of $472.8 million. This charge was based on an interim impairment test since a decline in our market value capitalization occurred during the second quarter of fiscal 2009. See Note 5 for further details related to the impairment. Offsetting some of the decrease was the acquisition of Liko.
With regards to costs associated with internal use software, certain expenditures relating to the development of software for internal use are capitalized, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. The net book value of computer software costs, included within Intangible assets, was $66.0 million and $76.9 million at September 30, 2009 and 2008, respectively. Capitalized software costs are amortized on a straight-line basis over periods ranging from five to ten years once the software is ready for its intended use. Amortization expense included within continuing operations in the Statements of Consolidated Income (Loss) approximated $16.6 million, $14.8 million and $11.6 million for fiscal years 2009, 2008 and 2007, respectively.
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

A reconciliation of changes in our warranty reserve for fiscal years 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Balance at beginning of period	$16.9	$19.8	$17.8
Provision for warranties during the period	16.9	17.4	19.7
Warranty reserves acquired	3.6	—	0.3
Warranty claims incurred during the period	(20.3)	(20.3)	(18.0)

Balance at September 30	$17.1	$16.9	$19.8

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
Retirement Plans
We sponsor retirement and postretirement plans covering a majority of employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of wage adjustments.
We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the statement of financial position. We also recognize in Accumulated Other Comprehensive Income (Loss) certain gains and losses that arose during the period. See Note 8 for key assumptions and further discussion related to the Company’s pension and postretirement plans.
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
Research and Development Costs
Research and development costs are expensed as incurred. Costs included within continuing operations in the Statements of Consolidated Income (Loss) were $55.7 million, $57.3 million and $47.8 million for fiscal years 2009, 2008 and 2007, respectively.
In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of five to ten years once the software is ready for its intended use. The amortization expense for fiscal years 2009, 2008 and 2007 was approximately $3.6 million, $2.0 million and $0.1 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Costs included within continuing operations in the Statements of Consolidated Income (Loss) were $4.0 million, $7.0 million and $4.4 million for fiscal years 2009, 2008 and 2007, respectively.
Comprehensive Income
We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations in comprehensive income.
The composition of Accumulated Other Comprehensive Income (Loss) at September 30, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Available-for-sale securities and currency hedges	$(0.9)	$(0.6)	$5.3
Foreign currency translation adjustment	(12.6)	2.4	13.6
Items not yet recognized as a component of net periodic pension and postretirement healthcare costs	(46.4)	(6.0)	(16.6)

Total	$(59.9)	$(4.2)	$2.3

Foreign Currency Translation
The functional currency of foreign operations is generally the local currency in the country of domicile. Assets and liabilities of foreign operations are primarily translated into United States dollars at year-end rates of exchange and the income statements are translated at the average rates of exchange prevailing during the year. Adjustments resulting from translation of the financial statements of foreign operations into United States dollars are excluded from the determination of net income, but included as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency gains and losses resulting from foreign currency transactions are included in our results of operations and are not material.

Stock-Based Compensation
We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, the Company utilizes a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require significant judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) are measured based on the average fair market price of the Company’s common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted.
Income Taxes
The Company and its eligible domestic subsidiaries file a consolidated United States income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
On October 1, 2007, we began accounting for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
See Note 12 to the Consolidated Financial Statements for further details.
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
Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in the Statement of Consolidated Income (Loss) or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and considered effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated Other Comprehensive Income (Loss) are subsequently included in the Statement of Consolidated Income (Loss) in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.
Recently Issued Accounting Guidance
In April 2008, the FASB issued new authoritative guidance related to the determination of the useful life of intangible assets. This guidance applies to our accounting for other intangible assets. The guidance requires us to consider our own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of our specific experience, the guidance requires us to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and other intangible assets and the period of expected cash flows used to measure the fair value of the asset. Additional disclosures will also be required for all capitalizable intangible assets as of the effective date. Our adoption of this guidance is prospective and will become effective beginning October 1, 2009. Early adoption is prohibited. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance, related to business combinations and noncontrolling interests in consolidated financial statements. The new business combination guidance changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. The new noncontrolling interests guidance requires, in most situations, that a noncontrolling (minority) interest in a consolidated subsidiary be displayed in the consolidated balance sheets as a separate component of equity. It also indicates that gains and losses should not be recognized on sales of noncontrolling interests in subsidiaries but that differences between sale proceeds and the consolidated basis of accounting should be accounted for as charges or credits to consolidated additional paid-in-capital. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss would be recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold. Also, a new fair value in any remaining noncontrolling ownership interest would be established. Our adoption of this guidance is prospective and will apply to business combinations that occur on or after October 1, 2009. Early adoption of this guidance is prohibited. We have evaluated the potential impact of adopting this guidance on our consolidated financial statements and have concluded that the impact will depend on the economic terms of any future business combinations. When appropriate, we will comply with the new accounting treatment and financial statement presentation as required by this guidance.
In April 2009, the FASB issued new authoritative guidance related to assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, entities should typically account for the acquired contingencies using existing guidance. Our adoption of this guidance is prospective and will apply to business combinations that occur on or after October 1, 2009. Early adoption is prohibited. We have evaluated the potential impact of adopting this guidance on our consolidated financial statements and have concluded that the impact will depend on the economic terms of any future business combinations. When appropriate, we will comply with the new accounting treatment and financial statement presentation as required by this guidance.
In December 2008, the FASB issued new authoritative guidance related to employers’ disclosures about postretirement benefit plan assets. This guidance requires detailed annual disclosures regarding the investment strategies, fair value measurements, and concentration of risk of plan assets of our defined benefit pension plans. Our adoption of this guidance is prospective and will become effective beginning September 30, 2010. Early adoption is permitted but not required. When appropriate, we will include the additional disclosures as required by this guidance.
In June 2009, the FASB revised the authoritative guidance to require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This revised guidance will become effective beginning October 1, 2010. We have evaluated the potential impact this guidance may have on our consolidated financial statements and have concluded that it is currently not applicable to us. When appropriate, we will consider and apply this guidance in connection with future business developments.
In June 2009, the FASB revised the authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This revised guidance will become effective beginning October 1, 2010. We have evaluated the potential impact this guidance may have on our consolidated financial statements and have concluded that it is currently not applicable to us. When appropriate, we will consider and apply this guidance in connection with future business developments.
In June 2009, the FASB issued new guidance for arrangements with multiple deliverables and arrangements that include software elements. By providing another alternative for determining the selling price of deliverables, the new guidance will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and will often result in earlier revenue recognition. In addition, the residual method of allocating arrangement consideration is no longer permitted. Non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The new guidance requires expanded qualitative and quantitative disclosures and will become effective beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the potential impact this guidance may have on our consolidated financial statements.

2. Acquisitions
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. The acquisition of Liko represents a direct connection to the Company’s mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care. The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The acquisition resulted in the recognition of $139.5 million of goodwill and $24.1 million and $15.8 million of amortizable and indefinite-lived intangible assets, respectively. The results of Liko are included in the Consolidated Financial Statements since the date of acquisition.
The following table summarizes the allocation of the purchase price of Liko as of September 30, 2009, which has been allocated based on estimated fair values as of the acquisition date:

Amount
Goodwill	$139.5
Trade name	15.8
Customer relationships	15.1
Developed technology	7.3
Non-compete agreements	1.7
Net assets acquired	18.9
Deferred tax liabilities	(7.9)

Total purchase price	$190.4

The purchase price allocation remains subject to adjustment based on finalization of working capital and net debt adjustment provisions contained in the purchase agreements, for which certain amounts are being retained in escrow.
Goodwill is not deductible for tax purposes and has been allocated to reporting units included in all three of our reportable segments based on projected cash flows. The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	Indefinite
Developed technology	7
Customer relationships	7
Non-compete agreements	5
Total revenues for 2008 on an unaudited pro forma basis, as if the Liko acquisition had been consummated at the beginning of our 2008 fiscal year, would have been higher by approximately $74 million. The impact to net income on an unaudited pro forma basis would not have been significant to our financial results.

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
As a result of the spin-off transaction, the funeral services business and certain other costs have been classified within discontinued operations in the Company’s Consolidated Statements of Income (Loss) for all periods presented herein. The following table and accompanying notes present certain summary income statement information related to the discontinued funeral services business and the spin-off transaction for the fiscal years ended 2008 and 2007:

	Fiscal Year Ended September 30,
	2008	2007

Funeral services sales	$354.3	$667.2
Total expenses (a) (b) (c) (d)	275.5	481.9

Income from discontinued operations before income taxes	78.8	185.3
Income tax expense (e)	30.1	65.1

Income from discontinued operations	$48.7	$120.2

(a)	Total expenses include all costs of discontinued operations, including costs of goods sold, operating expenses and other income and expense items.

(b)
The Company incurred certain non-recurring costs directly related to the spin-off transaction of $26.1 million and $12.4 million for fiscal years 2008 and 2007, respectively. Of these amounts, which were primarily for investment banking fees, legal, accounting, other professional and consulting fees, $24.5 million and $11.8 million have been allocated to discontinued operations in the Consolidated Statements of Income (Loss) for fiscal years 2008 and 2007. All remaining amounts are recorded within income from continuing operations in each period.

(c)
Total one-time stock-based compensation charges of $10.3 million were recognized in the second quarter of fiscal 2008 due to the modification of stock options and accelerated vesting of certain restricted stock awards in connection with the spin-off. The portion of the stock-based compensation charge related to outstanding awards held by employees of the funeral services business, which was $4.5 million, were allocated to discontinued operations, while the remaining $5.8 million was recorded within income from continuing operations. See Note 14 for more details of stock-based compensation activity related to the spin-off transaction.

(d)
On July 1, 2004, we closed on the sale of Forethought Financial Services, Inc., a previously wholly-owned insurance business, to Forethought Financial Group, Inc. (“FFG”), which acquired all the common stock of Forethought Financial Services, Inc. and its subsidiaries for a combination of cash, seller financing, certain retained assets of Forethought and stock warrants. The seller financing included a seller note, Preferred Stock in FFG and a debt service note receivable associated with third party secured financing obtained by FFG in connection with the transaction. During our second fiscal quarter of 2008, we renegotiated the terms of that seller financing provided to FFG. In connection with the renegotiation, we received payment of $39.0 million in exchange for the FFG Preferred Stock and the debt service note receivable. Additionally, in connection with the renegotiation and the early redemption of the Preferred Stock and debt service note receivable, we determined that a revised estimate as to the timing of future expected cash flows associated with the remaining seller note receivable was appropriate, which resulted in an adjustment in the timing of recognition of unamortized discount as interest income. As a result of the renegotiated terms and cash settlement for the Preferred Stock and debt service note receivable and the revised expected maturity of the seller note, we recognized a cumulative charge in our second quarter of fiscal 2008 of $6.4 million. The remaining outstanding portion of the seller note and warrants to purchase stock in FFG were contributed to a subsidiary of Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business, and accordingly, the $6.4 million charge was classified as a component of income from discontinued operations in the Consolidated Statements of Income (Loss).

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
In addition, the Company entered into shared services and transition services agreements regarding certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases with Hillenbrand, Inc. for shared locations. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases, which approximate fair market value. Also, the Company entered into agreements providing for the joint ownership by it and Hillenbrand, Inc. of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hillenbrand, Inc. with respect to various real estate and improvements thereon owned by us or Hillenbrand, Inc. in the Batesville, Indiana area. As a result of these agreements and resulting services provided by and for Hillenbrand, Inc. since the spin-off, we had a payable and receivable with Hillenbrand, Inc. of $0.7 million and $5.0 million, respectively, as of September 30, 2008, and a payable and receivable with Hillenbrand, Inc. of $0.3 million and $2.3 million, respectively, as of September 30, 2009.
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

As used in the Distribution Agreement, “Agreed Termination Event” means the first to occur of (1) the full and complete satisfaction of a trial court judgment in the last pending antitrust litigation matter described in Note 17 “Commitments and Contingencies” (including any other matter that is consolidated with such matter) or the suspension of the execution of such judgment by the posting of a supersedeas bond or (2) the settlement or voluntary dismissal of such last pending matter as to the Company and Hillenbrand, Inc. These restrictive covenants will terminate in the event that either the Company’s or Hillenbrand, Inc.’s funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hillenbrand, Inc. and its subsidiaries, except that the definition of core business is different for Hillenbrand, Inc.
Judgment Sharing Agreement
The Company and Hillenbrand, Inc.’s Batesville Casket Company subsidiary have been named in an antitrust lawsuit described in Note 17, “Commitments and Contingencies”. The Company believes that it has committed no wrongdoing as alleged by the plaintiffs and that it has meritorious defenses to plaintiffs’ underlying allegations and damage theories. In accordance with applicable authoritative guidance, the Company has not established a loss reserve for the litigation.
Because the Company, Batesville Casket Company and the other co-defendants in the antitrust litigation are jointly and severally liable for any damages assessed at trial with no statutory right of contribution among the defendants, the Company and Hillenbrand, Inc. entered into a Judgment Sharing Agreement intended to allocate any potential liability that may arise from the litigation and any other case that is consolidated with the litigation.

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
We apply the same methodology in recording liabilities for loss contingencies related to lawsuits in evaluating and accounting for the Judgment Sharing Agreement.
Employee Matters Agreement
The Company entered into an Employee Matters Agreement with Hillenbrand, Inc. prior to the spin-off that governs compensation and employee benefit obligations with respect to its directors and current and former employees, including the assumption of liabilities for certain former Company directors and employees and former employees of other non-medical technology businesses by Hillenbrand, Inc. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the distribution including, without limitation, the treatment of equity-based awards outstanding at the date of separation, certain outstanding annual and long-term incentive awards, existing deferred compensation obligations and certain retirement, postretirement and welfare benefit obligations.
With certain possible exceptions, the Employee Matters Agreement provides that since the distribution, Hillenbrand, Inc. employees and directors generally have ceased to be active participants in, and Hillenbrand, Inc. has generally ceased to be a participating employer in, the benefit plans and programs maintained by the Company.
Except as specifically provided in the Employee Matters Agreement, Hillenbrand, Inc. generally has assumed, retained and is liable for all wages, salaries, welfare, incentive compensation and employee-related obligations and liabilities for its directors and all current and former employees of its business, along with those for certain former Hill-Rom directors and corporate employees and former employees of other non-medical technology businesses. The Distribution Agreement provides that if neither Hillenbrand, Inc. nor the Company is entitled to receive a full tax deduction for any liabilities discharged by Hillenbrand, Inc. with respect to these former directors and employees, Hillenbrand, Inc. would reassign those liabilities back to the Company and pay the Company an amount equal to the then carrying value of these liabilities on their books and records, net of taxes at an assumed rate of 36.25 percent, subject to adjustment at the time of any such reassignment in the event of future changes in the federal income tax rate. Subsequent to completion of the distribution, we received an Issue Resolution Agreement from the Internal Revenue Service that stated in fact Hillenbrand, Inc. is entitled to receive a full tax deduction upon the discharge of these assumed liabilities and therefore such liabilities will remain with Hillenbrand, Inc.

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
4. Sale of Non-Strategic Assets
In June 2009, we completed the sale of patents and intellectual property related to our Negative Pressure Wound Therapy technology for which there were no capitalized costs reflected on our Consolidated Balance Sheets. In May 2009, we finalized a strategic development agreement with Teletracking Technologies, Inc. (“TeleTracking”) that resulted in the purchase by TeleTracking of certain assets and obligations related to the NaviCare Patient Flow product line. These combined transactions resulted in a gain of $10.2 million, net of related transaction costs.
5. Impairment of Goodwill and Other Intangibles
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. As a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of its normal third fiscal quarter test period.
Based on the results of goodwill and other intangible asset impairment testing as of March 31, 2009, the Company recorded an estimated impairment charge of $470 million in the second fiscal quarter of 2009. During the third quarter, the Company refined its impairment assessment for the second quarter and recorded an additional charge of $3.8 million. A further adjustment of $1.0 million was required in the fourth quarter as a result of purchase accounting adjustments in connection with the Liko acquisition. An additional adjustment is likely upon finalization of the working capital and net debt adjustments associated with the Liko acquisition, with any such adjustment expected to be favorable and not material. There were no additional charges necessary based on the completion of the Company’s normal annual assessment during the third quarter.
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
For our second quarter analysis, the Company estimated the fair value of each reporting unit in step one based on discounted cash flows as well as a market approach that compared each reporting unit’s earnings and revenue multiples to those of comparable public companies. The reporting unit’s discounted cash flows required significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative rates, capital expenditures and the selection and use of an appropriate discount rate. Utilizing the Company’s weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in an implied fair value substantially in excess of the Company’s market capitalization. In order to reconcile the discounted cash flows and market approach fair values to the trading value of the Company’s common stock, the Company applied higher discount rates than its weighted average cost of capital to its discounted cash flows and utilized earnings and revenue multiples below the median of comparable public companies, reflecting the equity risk premiums expected by a market participant. The reconciled fair values under both the discounted cash flows and market approach were substantially the same and resulted in three of the Company’s reporting units having a carrying value in excess of their fair value.
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
The Company incurred the impairment charge for goodwill and other intangibles in each of its three reportable segments in the following amounts — North America Acute Care $289.5 million, North America Post-Acute Care $68.6 million and International and Surgical $114.7 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International and Surgical reporting units.
6. Notes Receivable
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
Notes receivables related to product sales that are expected to be cash settled within 12 months are classified within current trade receivables. Those not expected to be settled within 12 months are classified as long-term notes receivable and were $5.5 million and $8.8 million as of September 30, 2009 and 2008, respectively.

7. Financing Agreements
Total debt consists of the following:

	September 30,	September 30,
	2009	2008

Outstanding finance credit lines	$12.2	$6.9
Revolving credit facility	90.0	90.0
Unsecured 4.50% debentures due on June 15, 2009	—	25.7
Unsecured 8.50% debentures due on December 1, 2011	49.3	50.4
Unsecured 7.00% debentures due on February 15, 2024	19.8	20.0
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.8	—

Total debt	201.9	222.8
Less current portion of debt	102.2	122.6

Total long-term debt	$99.7	$100.2

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.
In 2004, we issued $250.0 million of 4.5 percent senior notes due in 2009. In conjunction with and in preparation for the spin-off of the funeral services business, the Company made a cash tender offer to purchase any and all of these notes. As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008. Upon completion of the tender offer, the related interest rate swaps were also terminated resulting in a gain of $4.4 million. A portion of this gain was being amortized over the remaining life of the notes. A charge of $2.9 million was recognized by the Company during our second fiscal quarter of 2008 for early extinguishment of such debt. During our third fiscal quarter of 2009, we repaid the remaining $25.7 million of outstanding senior notes related to the 2004 issuance at the scheduled maturity date.
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
Other unsecured debentures outstanding at September 30, 2009 have fixed rates of interest. We have deferred gains from the termination of previous interest rate swap agreements, and those deferred gains amounted to $3.1 million at September 30, 2009 and $4.1 million at September 30, 2008. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
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
As of September 30, 2009, we had outstanding borrowings of $90.0 million and undrawn letters of credit of $5.6 million under the five-year facility, leaving $404.4 million of borrowing capacity available under the facility. The $90.0 million borrowing represented a portion of the funding for the Liko acquisition completed on October 1, 2008.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair values of our long-term debt instruments were $99.7 million and $95.7 million at September 30, 2009 and $100.2 million and $95.0 million at September 30, 2008, respectively.
8. Retirement and Postretirement Benefit Plans
We changed the accounting for our retirement and postretirement benefit plans as of September 30, 2007 in accordance with new promulgated guidance, which required the recognition of previously unrecognized net actuarial losses and prior service costs. The impact of our adoption on our retirement and postretirement plans was as follows:

	Prior Accounting	Change in Accounting	Current Accounting
	Treatment	Treatment	Treatment

Prepaid pension asset	$18.9	$(17.9)	$1.0
Intangible pension asset	2.0	(2.0)	—
Accrued pension benefits, current portion	(5.2)	—	5.2
Accrued pension and postretirement benefits	(56.8)	(2.4)	(59.2)
Deferred income taxes	9.3	9.5	18.8
Accumulated other comprehensive income, net of tax	3.8	12.8	16.6
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
As discussed in Note 11, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit retirement plan and the postretirement health care plan. The impact of the remeasurement in each plan is included within the following tables as curtailment and special termination benefits.
Effect on Operations
The components of net pension expense for our defined benefit retirement plans for fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Service cost	$4.0	$4.7	$5.4
Interest cost	13.3	12.3	10.8
Expected return on plan assets	(12.9)	(13.2)	(12.5)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.7
Amortization of net gain	(0.1)	—	—

Net periodic benefit cost	4.9	4.4	4.4
Curtailment and special termination benefits	2.8	0.3	0.4

Net pension expense	$7.7	$4.7	$4.8

Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$180.5	$377.6
Service cost	4.0	6.8
Interest cost	13.3	18.3
Curtailment	1.1	—
Special termination benefits	1.3	0.5
Actuarial (gain) loss	52.8	(29.3)
Benefits paid	(7.2)	(9.4)
Exchange rate (gain) loss	0.4	(0.2)
Benefit obligation distributed to Hillenbrand, Inc.	—	(183.8)

Benefit obligation at end of year	246.2	180.5

Change in plan assets:
Fair value of plan assets at beginning of year	145.1	338.4
Actual return (loss) on plan assets	1.5	(30.5)
Employer contributions	13.4	1.8
Benefits paid	(7.2)	(9.4)
Plan assets distributed to Hillenbrand, Inc.	—	(155.2)

Fair value of plan assets at end of year	152.8	145.1

Funded status and net amounts recognized	$(93.4)	$(35.4)

Amounts recorded in the Consolidated Balance Sheets:
Prepaid pension asset	$—	$—
Accrued pension benefits, current portion	(1.1)	(1.0)
Accrued pension benefits, long-term	(92.3)	(34.4)

Net amount recognized	$(93.4)	$(35.4)

In addition to the amounts above, net actuarial losses of $79.9 million and prior service costs of $4.0 million, less an applicable aggregate tax effect of $32.5 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2009. At September 30, 2008, net actuarial losses of $16.2 million and prior service costs of $4.6 million, less an applicable aggregate tax effect of $8.5 million, were included as components of Accumulated Other Comprehensive Income (Loss).
The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $2.6 million and $0.6 million, respectively.

Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans was $222.0 million and $164.2 million at September 30, 2009 and 2008, respectively. Selected information for our plans with accumulated benefit obligations exceeding plan assets at September 30, 2009 and 2008, was as follows:

	September 30, 2009			September 30, 2008
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan	$3.7	$2.7	$—	$2.5	$2.0	$—
Master plan	192.3	169.7	127.7	137.5	122.1	117.9
German plan	11.5	11.5	—	10.4	10.4	—
French plan	1.9	1.3	0.4	1.4	1.0	0.4
Mediq plan	36.8	36.8	24.7	28.7	28.7	26.8

	$246.2	$222.0	$152.8	$180.5	$164.2	$145.1

Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2009	2008	2007

Discount rate for obligation	5.5%	7.5%	6.5%
Discount rate for expense	7.5%	6.5%	6.0%
Expected rate of return on plan assets	7.5%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.
Plan Assets
The weighted average asset allocations of our domestic qualified defined benefit retirement plans at September 30, 2009 and 2008, by asset category, along with target allocations, are as follows:

		2009	2008
	Target	Actual	Actual
	Allocation	Allocation	Allocation

Equity securities	53% – 67%	57%	59%
Fixed income securities	33% – 44%	41%	39%
Real estate	1% – 2%	2%	2%
Other	0% – 2%	0%	0%

Total		100%	100%

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
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hill-Rom common stock represented 2 percent and 3 percent of master trust assets at September 30, 2009 and 2008, respectively, and is subject to a statutory limit when it reaches 10 percent of total trust assets.
Cash Flows
During 2009 and 2008, we contributed cash of $13.4 million and $1.1 million, respectively, to our defined benefit retirement plans. We expect to contribute up to approximately $15 million to our defined benefit retirement plans in fiscal year 2010.
Estimated Future Benefit Payments
The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2010	$8.6
2011	$9.0
2012	$9.6
2013	$10.3
2014	$10.9
2015-2019	$68.8
Postretirement Health Care Plan
In addition to defined benefit retirement plans, Hill-Rom also offers a domestic postretirement health care plan that provides health care benefits to qualified retirees and their dependents. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan. In fiscal 2008, the plan was amended to change eligibility and future benefits, which resulted in a negative plan amendment and a curtailment.
The postretirement health care plan was remeasured at March 31, 2009 in connection with the curtailment mentioned above.

The postretirement health care cost included within continuing operations in the Statements of Consolidated Income (Loss) during fiscal 2009, 2008 and 2007 was $1.0 million, $2.1 million and $2.1 million, respectively. The change in the accumulated postretirement benefit obligation during 2009 and 2008 was as follows:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$6.9	$24.2
Plan amendment	—	(7.9)
Service cost	0.3	1.8
Interest cost	0.5	1.1
Curtailment	(0.3)	(0.2)
Special termination benefits	1.6	—
Actuarial (gain) loss	0.8	(1.5)
Benefits paid	(0.4)	(1.2)
Retiree contributions	0.3	0.5
Benefit obligation distributed to Hillenbrand, Inc.	—	(9.9)

Benefit obligation at end of year	$9.7	$6.9

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$1.3	$0.8
Accrued benefits obligation, long term	8.4	6.1

Net amount recognized	$9.7	$6.9

During fiscal 2009 and 2008, the Company contributed $0.1 million and $0.7 million to the plan, respectively.
In addition to the amounts above, net actuarial gains of $1.8 million and prior service credits of $6.6 million, less an applicable aggregate tax effect of $3.3 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2009. At September 30 2008, net actuarial gains of $2.4 million and prior service credits of $7.9 million, less an applicable aggregate tax effect of $4.0 million, were included as components of Accumulated Other Comprehensive Income (Loss).
The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2009, 2008 and 2007 was 7.5 percent, 6.5 percent and 6.0 percent, respectively. The discount rate used to determine the benefit obligation as of September 30, 2009, 2008 and 2007 was 5.5 percent, 7.5 percent and 6.5 percent, respectively. As of September 30, 2009 the health care-cost trend rates were assumed to decrease as follows:

	2009	2008	2007

Year 1	8.25%	8.25%	8.50%
Year 2	7.75%	7.75%	7.50%
Year 3	7.25%	7.25%	7.00%
Year 4	6.75%	6.75%	6.00%
Year 5	6.25%	6.25%	5.00%
A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2009 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.7 million and $0.6 million, respectively.
We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $1.4 million in fiscal 2010 and less than $1.0 million per year thereafter.

9. Financial Instruments
Effective October 1, 2008, the Company adopted new authoritative guidance related to the fair value measurement of financial assets and liabilities on a recurring basis. This guidance defines fair value, establishes a framework for measuring fair value and expands the related disclosures about fair value measurements. There was no impact to the Consolidated Financial Statements as a result of this adoption. As permitted by guidance, we deferred the adoption to fair value all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until October 1, 2009.
The new authoritative guidance requires fair value measurements to be classified and disclosed in one of the following three categories:
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

The following table summarizes the Company’s financial assets and liabilities included in its Consolidated Balance Sheets, measured at fair value on a recurring basis as of September 30, 2009:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$115.6	$115.6	$—	$—
Trading securities	24.9	—	—	24.9
Foreign exchange contracts	(0.1)	—	(0.1)	—
Available-for-sale marketable securities	16.7	—	—	16.7
Put rights	1.5	—	—	1.5

Total assets at fair value	$158.6	$115.6	$(0.1)	$43.1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
At September 30, 2009, we had $43.6 million of investment securities, which consisted primarily of AAA rated student loan auction ration securities (“ARS”). During the first quarter of fiscal 2009, we entered into a Put with UBS that allows us to sell $26.9 million (par value) of our existing ARS at par value plus accrued interest. We may exercise this Put at anytime during the period of June 30, 2010, through July 2, 2012. Additionally, UBS may redeem these securities at par value plus accrued interest at any time prior to June 30, 2010 at their discretion.
While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At September 30, 2009, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the Put right as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. See below for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets from September 30, 2008 to September 30, 2009.

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
We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. The contract amount of our cash flow currency derivative instruments outstanding is $11.6 million with fair value of these contracts approximately $0.1 million less than the original contract value at September 30, 2009. The contract amount and fair value were $9.5 million and $0.4 million at September 30, 2008, respectively. Gains and losses on these derivative contracts offset losses and gains on the assets, liabilities, and transactions being hedged. As derivative contracts are initiated, we designate the instruments individually as either a fair value hedge or a cash flow hedge. Management reviews the correlation and effectiveness of our derivatives on a quarterly basis.
The following table presents the activity related to our ARS and the Put during the year-to-date period ended September 30, 2009. Refer to the discussion above for information related to the determination of fair value related to these assets.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss
Balance at September 30, 2008	$44.9	$—	$—	$1.5	$—
Change in fair value prior to Put	(3.9)	—	—	3.9	—
Gain on receipt of Put	—	—	3.3	—	(3.3)
Transfer to trading securities	(23.5)	23.5	—	(3.4)	3.4
Change in fair value after Put	0.9	1.8	(1.8)	(0.9)	—
Sales or redemptions	(1.7)	(0.4)	—	0.1	—

Balance at September 30, 2009	$16.7	$24.9	$1.5	$1.2	$0.1

The components of the change in our unrealized gains during 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Unrealized gains (losses) on available-for sale securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$(3.0)	$2.0	$7.8
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	2.7	(4.6)	(5.9)

Net change in unrealized gains (losses), net-of-tax	$(0.3)	$(2.6)	$1.9

At September 30, 2007 we had net unrealized gains (net-of-tax) on available-for-sale securities of $5.3 million. The majority of this amount reflects our share of the equity method investments’ unrealized gains/losses associated with investments that were transferred to Hillenbrand, Inc.
For the fiscal years ended September 30, 2009, 2008 and 2007, we recognized income on our investments of $2.9 million, $9.3 million and $5.9 million, respectively, which included no impairments.
10. Shareholders’ Equity
As of September 30, 2009, a cumulative total of 22.7 million shares had been repurchased by Hill-Rom at market trading prices, of which 17.7 million shares remain in treasury. The Board of Directors approved the repurchase of a total of 25.7 million shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval for the year ended September 30, 2009. The approval has no expiration, and there were no terminations or expirations of plans for the year ended September 30, 2009.

During the 2007 fiscal year, we identified prior period misstatements related to (1) adjustments to our unrealized profit reserves for leased assets procured from intercompany sources, (2) the recognition of deferred taxes related to prior unrealized profit reserves, (3) the recognition of an obligation for a postretirement health care plan that bridges health coverage from early retirement to Medicare eligibility, (4) an adjustment for the failure to properly eliminate the cumulative translation adjustment balance of a disposed entity upon its sale, (5) the recognition of deferred taxes related to a prior foreign restructuring and (6) recognition of tax expense on certain intercompany profits. After applying both a balance sheet and income statement approach of assessing materiality, the misstatements were deemed immaterial to the Consolidated Statements of Income (Loss) in prior periods, but material to the Consolidated Statement of Income on a cumulative basis in fiscal 2007. Accordingly, the cumulative effect adjustment of these misstatements was recorded directly to beginning retained earnings as of October 1, 2006. The cumulative effect was as follows:

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

11. Special Charges

During the second quarter of fiscal 2009, we announced a plan to manage our cost structure through consolidation of certain manufacturing and selected back office operations, redeployment of U.S. sales and service resources to increase our customer presence and support; a further reduction in non-sales, non-research and development discretionary spending; a voluntary early retirement program and involuntary job eliminations to reflect lower capital equipment demand and productivity improvements.

The plan impacted approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce. In total, the plan resulted in a charge of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment, discontinued use of a building under an operating lease and other charges of approximately $4.4 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages will result in cash expenditures that will primarily be paid over the next two years. Cash expenditures for the lease will be paid over the remaining lease period.
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
Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. The implementation of this restructuring plan was substantially completed as of September 30, 2008, and all cash expenditures associated with the severance are substantially complete.
During the fourth quarter of fiscal 2008, management initiated a plan to restore growth and improve profitability of the Company’s medical equipment management services business, which is engaged in the management, delivery, pick-up and maintenance of peak need moveable medical equipment. This action resulted in a limited rationalization in the current service center footprint and the disposal of select assets and asset groups. As a result of the plan, the Company recorded a charge of $14.5 million during the fourth quarter of fiscal 2008. This charge mainly related to the impairment of equipment with a net book value prior to the plan of $16.0 million that was held for sale. This equipment had a fair value at September 30, 2008 of $2.2 million which was recorded in Other current assets in the Consolidated Balance Sheets. The remainder of the charge related to lease termination and employee severance costs. During the fourth quarter of fiscal 2009, we completed the actions related to this plan.

During the first quarter of fiscal 2008, voluntary termination packages were offered to certain members of Hill-Rom’s Batesville manufacturing organization, which resulted in a special termination charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other Hill-Rom manufacturing support positions were eliminated in a related action in an effort to better align fixed manufacturing costs. Such actions resulted in aggregate special charges of $2.3 million in the first quarter of 2008, of which $0.3 million related to pension benefits. This action is now complete.
During the second quarter of fiscal 2007, we initiated restructuring actions, in anticipation of the commencement of manufacturing capabilities in Monterrey, Mexico, to reduce Hill-Rom’s Batesville, Indiana manufacturing organization. The restructuring action took the form of an early retirement option offered to select members of our Batesville manufacturing organization, of which 27 accepted. Accordingly, a special termination charge of $1.0 million was recognized in the second quarter, $0.3 million of which related to additional pension benefits. This action is now complete.
Activity related to these actions during fiscal 2009 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				September 30,
	2008	Expenses	Cash Payments	Reversals	2009
Fiscal Year 2009
Q2 Action — Restructuring	$—	$11.9	$(7.4)	$—	$4.5

Fiscal Year 2008
Q1 Action — Line Relocation	$0.3	$—	$(0.3)	$—	$—
Q4 Action — Worldwide Streamlining	5.2	—	(5.1)	—	0.1
Q4 Action — MEMS Restructuring	0.7	—	(0.4)	(0.3)	—

Total Fiscal Year 2008	$6.2	$—	$(5.8)	$(0.3)	$0.1

Fiscal Year 2007
Q2 Action — Line Relocation	$0.1	$—	$(0.1)	$—	$—

Excludes impact of asset impairment related to assets held for sale and the impact to our pension and postretirement health care plans.
12. Income Taxes
The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Income from continuing operations before income taxes:
Domestic	$(221.4)	$90.0	$103.5
Foreign	(157.4)	2.3	2.7

Total	$(378.8)	$92.3	$106.2

Income tax expense from continuing operations:
Current provision
Federal	$23.3	$38.9	$30.3
State	(0.3)	(1.1)	5.9
Foreign	1.4	5.4	4.0

Total current provision	24.4	43.2	40.2
Deferred provision:
Federal	(3.2)	(17.3)	1.4
State	5.3	2.2	(4.1)
Foreign	(0.3)	(2.9)	(1.7)

Total deferred provision	1.8	(18.0)	(4.4)

Income tax expense from continuing operations	$26.2	$25.2	$35.8

Differences between income tax expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory United States Federal tax rate to the reported income from continuing operations before income taxes for fiscal years 2009, 2008 and 2007 were as follows:

	2009		2008		2007
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$(132.6)	35.0	$32.3	35.0	$37.2	35.0
State income tax (b)	3.6	(0.9)	2.6	2.8	2.2	2.1
Foreign income tax (c)	(2.1)	0.5	1.7	1.8	1.2	1.2
Impairment of goodwill & other intangibles	163.3	(43.1)	—	—	—	—
Application of federal tax credits	(3.6)	0.9	(0.7)	(0.8)	(3.3)	(3.1)
Adjustment of estimated income tax accruals	0.2	—	(4.5)	(4.8)	0.7	0.7
Valuation of tax attributes	(1.9)	0.5	(3.4)	(3.7)	0.1	0.1
Other, net	(0.7)	0.2	(2.8)	(3.0)	(2.3)	(2.2)

Income tax expense from continuing operations	$26.2	(6.9)	$25.2	27.3	$35.8	33.8

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30,	September 30,
	2009	2008
Deferred tax assets:
Employee benefit accruals	$54.8	$31.6
Reserve for bad debts	10.1	9.5
Litigation and legal accruals	8.6	8.6
Capital loss carryforwards	—	52.7
Net operating loss carryforwards	4.2	7.2
Tax credit carryforwards	2.4	3.5
Foreign (loss carryforwards and other tax attributes)	30.8	32.8
Other, net	39.6	36.7

	150.5	182.6
Less: valuation allowance	(37.5)	(85.7)

Total deferred tax assets	113.0	96.9

Deferred tax liabilities:
Depreciation	(45.8)	(39.3)
Amortization	(31.6)	(40.9)
Other, net	(6.4)	(2.9)

Total deferred tax liabilities	(83.8)	(83.1)

Deferred tax asset — net	$29.2	$13.8

At September 30, 2009, we had $30.8 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $4.2 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2010 and 2026. We also had $0.6 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2016; $0.9 million of deferred tax assets related to alternative minimum tax credit carryforwards, with no expiration date; and $0.9 million of deferred tax assets related to state credits, which expire between 2011 and 2026.

The gross deferred tax assets as of September 30, 2009 were reduced by valuation allowances of $37.5 million, relating primarily to foreign operating loss carryforwards and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was reduced by $48.2 million during fiscal 2009 due to releases of valuation allowances on deferred tax assets realized or expected to be utilized as well as the expiration of our capital loss carryforwards.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.
The Company files federal income tax returns as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. During fiscal 2009, the Internal Revenue Service (“IRS”) concluded its audit of fiscal years 2007 and 2008. However, these periods, along with fiscal years 2002 through 2006, are not yet closed as we have filed a protest with the IRS. We are in agreement with the audit findings of the IRS for these periods except for two tax matters. The first relates to the character of payments we received to terminate interest rate swap contracts and the second relates to the timing of the deduction of insured losses. For fiscal year 2009, the Company is participating in the IRS Compliance Assurance Program (“CAP’’). The CAP provides the opportunity for the IRS to review the Company’s tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.
The Company also has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is reasonably possible that the Company and the IRS will resolve the matters currently under protest for fiscal years 2002 through 2008 in the next twelve months. The resolution of these matters with the IRS, in combination with the expiration of certain statues of limitations in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $15 to $20 million in the next twelve months, excluding interest.
The total amount of gross unrecognized tax benefits as of September 30, 2009 was $35.5 million, which includes $17.3 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at October 1, 2008	$29.6

Increases in tax position of prior years	2.6
Decreases in tax position of prior years	(3.1)
Increases in tax positions related to the current year	8.0
Settlements with taxing authorities	(1.0)
Lapse of applicable statute of limitations	(1.2)
Increase in positions due to acquisitions or dispositions	0.7
Foreign currency adjustments	(0.1)

Total change	5.9

Balance at September 30, 2009	$35.5

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the reconciliation table above, as of September 30, 2009 was $6.8 million. During fiscal 2009, we recognized $0.8 million of income tax expense for interest and penalties.
The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns. Pursuant to the Tax Sharing Agreement entered into as part of the spin-off (and described in Note 3 to the Consolidated Financial Statements), Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business. As of September 30, 2009, such gross unrecognized tax benefits were $3.4 million, excluding interest.

13. Earnings Per Common Share
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 5.8 million, 2.2 million and 0.6 million for fiscal years 2009, 2008 and 2007, respectively. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the year ended September 30, 2009, as a result of our net loss and to avoid dilution of the net loss, our basic and diluted earnings per share are identical.
Earnings per share is calculated as follows:

	2009	2008	2007

Net income (loss)	$(405.0)	$115.8	$190.6

Average shares outstanding — Basic (thousands)	62,581	62,426	61,818
Add potential effect of:
Exercise of stock options and other unvested equity awards	—	196	297

Average shares outstanding — Diluted (thousands)	62,581	62,622	62,115

Income (loss) per common share from continuing operations — Basic	$(6.47)	$1.07	$1.14
Income (loss) per common share from discontinued operations — Basic	—	0.78	1.95

Net income (loss) per common share — Basic	$(6.47)	$1.86	$3.08

Income (loss) per common share from continuing operations — Diluted	$(6.47)	$1.07	$1.13
Income (loss) per common share from discontinued operations — Diluted	—	0.78	1.94

Net income (loss) per common share — Diluted	$(6.47)	$1.85	$3.07

Note: Certain per share amounts may not accurately add due to rounding.
14. Stock-Based Compensation
We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance share units (“PSUs”) and deferred stock share awards otherwise known as restricted stock units (“RSUs”) to certain management level employees and vested deferred stock to non-employee directors. We also began offering an Employee Stock Purchase Plan (“ESPP”) to our employees during 2009. The ESPP did not have a significant impact on our financial statements in 2009.
Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. In February 2009, our shareholders approved an amendment to the Stock Incentive Plan to reserve an additional 5.5 million shares for issuance increasing the total number of shares authorized to 15.3 million shares. At September 30, 2009, 5.8 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2009, we had 17.7 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards for fiscal years 2009, 2008 and 2007:

	2009	2008	2007

Total stock-based compensation cost (pre-tax)	$12.1	$23.2	$8.9
Total income tax benefit	(4.5)	(8.6)	(3.3)

Total stock-based compensation cost, net of tax	7.6	14.6	5.6
Allocated to discontinued operations	—	(3.7)	(1.5)

Included in continuing operations	$7.6	$10.9	$4.1

Modification Due to the Spin-off
As mentioned previously, on March 31, 2008, we completed the spin-off of Hillenbrand, Inc., our former funeral services business operating under the Batesville Casket name. In March 2008, in contemplation of the spin-off, the Compensation and Management Development Committee modified the terms of our Stock Incentive Plan to require the equitable conversion and/or adjustment of outstanding stock-based awards in the event of the spin-off. With that modification, the fair values of all outstanding stock option awards were remeasured. As a result, the modification related to certain stock options resulted in incremental compensation cost of $9.8 million. Of this amount, $7.1 million was recorded in our second fiscal quarter of 2008 for vested stock options ($1.3 million in discontinued operations) and $2.7 million, reduced for forfeitures, subject to amortization over the remaining vesting periods of the affected stock options ending in 2010 (all in continuing operations). Additionally, the vesting of certain RSUs held by employees of the funeral services business was accelerated according to provisions triggered by the spin-off. As a result of the accelerated vesting of these RSUs, a $3.2 million charge was recorded in our second fiscal quarter of 2008, all of which was reflected within discontinued operations.
Pursuant to the modification described above, stock options and RSUs outstanding and held by current employees and current board members of either of the separated companies on the date of the spin-off were generally converted to stock options and RSUs in the post-spin company for whom they were employed or served. As such, stock options and RSUs held by employees of the Company, as well as stock options and RSUs held by directors who serve on only the board of the Company, remained as stock options and RSUs of the Company and were adjusted. The outstanding stock options and related exercise prices and RSUs were converted and/or adjusted using a ratio based on the Company’s closing stock price ($25.99) divided by the sum of the Company’s closing stock price and Hillenbrand, Inc.’s closing stock price ($22.10) on March 31, 2008, as reported by the New York Stock Exchange. Thus, immediately after the spin-off, the awards maintained the same intrinsic value that existed immediately before the spin-off.
Performance-based stock awards were generally converted or adjusted in a similar manner to outstanding stock options and RSUs. Vested deferred stock, which are stock awards which have been vested and elected by current or former employees or directors to be distributed in the future, as well as stock awards of retirees of either company, common directors of both companies, and former directors of the Company, were converted to stock awards in both companies using the conversion ratio outlined above.
The following sets forth further details on our stock options, performance-based stock options, RSUs, PSUs and vested deferred stock.
Stock Options
Stock options granted under the Stock Incentive Plan are non-qualified stock options. These awards are generally granted with exercise prices equal to the average of the high and low prices of the Company’s common stock on the date of grant. They vest in equal annual installments over a three or four year period and the maximum contractual term is ten years. The Company uses a Binomial option-pricing model to estimate the fair value of stock options. Compensation cost is recognized on a straight-line basis over the requisite service period.

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values for fiscal years 2009, 2008 and 2007, excluding performance-based stock options:

		2008
	2009	After March 31	Before March 31	2007
Weighted average fair value per share	$5.63	$8.52	$12.43	$14.47

Valuation assumptions:
Risk-free interest rate	0.8 – 2.7%	1.6 – 3.5%	2.9 – 3.9%	4.5 – 4.9%
Expected dividend yield	1.5%	1.6%	1.8 – 2.1%	1.8 – 2.2%
Weighted average dividend yield	1.5%	1.6%	2.0%	1.9%
Expected volatility	27.0 – 36.0%	24.1 – 33.3%	19.1 – 24.2%	18.1 – 24.6%
Weighted average expected volatility	30.4%	28.0%	21.0%	21.5%
Weighted average expected life	6.2 years	7.2 years	8.2 years	8.9 years
The risk-free interest rate is based upon observed United States Treasury interest rates appropriate for the term of our employee stock options. Expected dividend yield is based on the history and our expectation of dividend payouts. Expected volatility for options granted after the spin-off and during fiscal 2009 was based on the median volatility of our Peer Group. For options granted prior to the spin-off, expected volatility was based on historical experience. Expected life represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by Hillenbrand Industries, Inc., predecessor to the Company.
The following table summarizes transactions under our stock option plans, excluding performance-based stock options, for fiscal year 2009:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2008	2,623	$29.15
Granted	983	19.41
Exercised	(4)	16.20
Cancelled/Forfeited	(232)	27.32

Balance Outstanding at September 30, 2009	3,370	$26.46	7.0 years	$2.4

Exercisable at September 30, 2009	1,775	$28.92	5.4 years	$0.2

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.78, as reported by the New York Stock Exchange on September 30, 2009. This amount, which changes continuously based on the fair value of the Company’s common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $15 thousand, $1.6 million and $6.9 million, respectively. Amounts related to periods prior to March 31, 2008, include options exercised by employees of our former funeral services business.
As of September 30, 2009, there was $6.3 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.1 years.

Performance-Based Stock Options
We grant performance-based stock options to a limited number of our executives. These awards are consistent with our compensation program’s guiding principles and are designed to (i) align management’s interests with those of shareholders, (ii) motivate and provide incentive to achieve superior results, (iii) assure clear accountabilities and provide rewards for producing results, and (iv) ensure competitive compensation. Option prices and the term of such awards are similar to our stock options; however, vesting of the performance grants is contingent upon the achievement of performance targets and corresponding service requirements. Performance targets are set at the date of grant with a threshold, target and maximum level. The number of options that ultimately vests increases at each level of performance attained. Expense recognized to date related to performance-based stock options has not been significant.
The fair values of the performance options are estimated on the date of the grant using the Binomial option-pricing model and related valuation assumptions for stock options, as previously discussed. For certain performance options with a market condition such as total shareholder return, as described below, a Monte-Carlo simulation method is used to determine fair value. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and the Peer Group and minimizes standard error.
As of September 30, 2009, the total number of performance-based stock options granted and outstanding ranged from approximately 0.8 million shares at the threshold performance level of achievement to approximately 2.3 million shares at maximum achievement. There was $12.2 million of unrecognized compensation expense as of September 30, 2009 related to performance-based stock options. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and would be recognized by the end of fiscal 2011 if performance targets were met. The amount of compensation expense the Company ultimately realizes is subject to change based on the achievement at established performance targets.
The following table sets forth the weighted average fair value per share for performance-based stock options and the related valuation assumptions used in the determination of those fair values for fiscal years 2009 and 2008. No performance-based stock options were granted in fiscal 2007.

	2009	2008
Weighted average fair value per share	$4.88	$7.20

Valuation assumptions:
Risk-free interest rate	0.8 – 2.7%	1.6 – 3.5%
Expected dividend yield	1.5%	1.6%
Expected volatility	27.0 – 36.0%	24.1 – 33.3%
Weighted average expected volatility	30.4%	28.0%
Weighted average expected life	6.2 years	7.6 years
The types of assumptions listed above are similar to the valuation assumptions used for non-performance-based stock options, as discussed previously.

The following table summarizes our stock option activity related to performance-based stock options for fiscal year 2009. None of the performance-based options are exercisable as of September 30, 2009.

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2008	1,074	$25.37
Granted	1,279	19.39
Exercised	—	—
Cancelled/Forfeited	(10)	25.37

Balance Outstanding at September 30, 2009	2,343	$22.10	8.9 years	$3.1

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.78, as reported by the New York Stock Exchange on September 30, 2009. This amount, which changes continuously based on the fair value of the Company’s common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

Restricted Stock Units
RSUs are granted to certain employees with fair values equal to the average of the high and low prices of the Company’s common stock on the date of grant, multiplied by the number of units granted. RSU grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in common stock equivalents, accrue on the grants and are subject to the same specified terms as the original grants.
The following table summarizes transactions for our nonvested RSUs for fiscal year 2009:

		Weighted
	Number of	Average
	Share Units	Grant Date
Restricted Stock Units	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2008	611	$28.51
Granted	350	18.67
Vested	(112)	25.21
Forfeited	(50)	25.49

Nonvested RSUs at September 30, 2009	799	$25.15

As of September 30, 2009, there was $10.7 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.3 years. The total vest date fair value of shares vested during fiscal years 2009, 2008 and 2007 was $1.9 million, $8.7 million and $3.7 million, respectively. Amounts related to periods prior to March 31, 2008, include vesting of RSUs held by employees of our former funeral services business.
Performance Share Units
We grant PSUs to a limited number of our senior executives. These awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to cash dividend reinvestment. Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements. Expense recognized to date related to PSU grants has not been significant.
As of September 30, 2009, there was $0.7 million of unrecognized compensation expense related to PSUs granted under the plan based on the expected achievement of certain performance targets. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2011. The amount of unrecognized compensation for PSUs is subject to change based on the achievement of established performance targets.

15. Segment Reporting
We disclose segment information that is consistent with the way in which management operates and views the Company. Our operating structure contains the following reporting segments:
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

	September 30,	September 30,	September 30,
	2009	2008	2007
Revenues:
North America Acute Care	$791.6	$934.7	$883.2
North America Post-Acute Care	200.8	197.0	172.9
International and Surgical	398.8	381.4	304.9
Total eliminations	(4.3)	(5.4)	(4.5)

Total revenues	$1,386.9	$1,507.7	$1,356.5

Divisional income:
North America Acute Care	$192.9	$247.8	$227.0
North America Post-Acute Care	58.0	55.7	42.5
International and Surgical	59.6	49.7	40.8
Functional costs	(199.9)	(227.6)	(190.8)

Total divisional income	110.6	125.6	119.5

Litigation credits	—	—	(1.2)
Impairment of goodwill and other intangibles	472.8	—	—
Special charges (credits)	20.5	22.8	(0.2)

Operating profit	(382.7)	102.8	120.9

Gain on sale of non-strategic assets	10.2	—	—
Interest expense	(10.4)	(14.3)	(22.2)
Investment income and other, net	4.1	3.8	7.5

Income from continuing operations before income taxes	$(378.8)	$92.3	$106.2

Geographic Information
Geographic data for net revenues and long-lived assets (which consist mainly of property, equipment leased to others and intangibles) for fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Net revenues to unaffiliated customers: (a)
United States	$1,067.7	$1,180.3	$1,096.8
Foreign	319.2	327.4	259.7

Total revenues	$1,386.9	$1,507.7	$1,356.5

Long-lived assets: (b)
United States	$307.3	$747.9	$893.9
Foreign	180.1	100.5	100.8

Total long-lived assets	$487.4	$848.4	$994.7

(a)	Net revenues are attributed to geographic areas based on the location of the operation making the sale.

(b)	Includes property, equipment leased to others and intangibles, including goodwill. 2007 amounts include the funeral services business.
16. Unaudited Quarterly Financial Information
The following table presents selected consolidated financial data of the Company, for each of the last two years ended September 30. This data reflects the results of the Company on a continuing operations basis and excludes results of the former funeral services business.

					Fiscal Year
					Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
2009 Quarter Ended	2008	2009	2009	2009	2009

Continuing Operations

Net revenues	$351.6	$337.3	$334.7	$363.3	$1,386.9
Gross profit	$152.5	$153.4	$150.7	$171.3	$627.9
Income (loss) from continuing operations	$14.2	$(465.8)	$20.2	$26.4	$(405.0)
Basic net income (loss) per common share	$0.23	$(7.44)	$0.32	$0.42	$(6.47)
Diluted net income (loss) per common share	$0.23	$(7.44)	$0.32	$0.42	$(6.47)

					Fiscal Year
					Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
2008 Quarter Ended	2007	2008	2008	2008	2008

Continuing Operations

Net revenues	$341.4	$375.2	$366.8	$424.3	$1,507.7
Gross profit	$152.0	$167.3	$160.6	$189.6	$669.5
Income from continuing operations	$12.4	$9.4	$21.5	$23.8	$67.1
Basic net income per common share	$0.20	$0.15	$0.34	$0.38	$1.07
Diluted net income per common share	$0.20	$0.15	$0.34	$0.38	$1.07

Note:	Certain share amounts may not accurately add due to rounding.

17. Commitments and Contingencies
Lease Commitments
Rental expense charged to continuing operations for fiscal years 2009, 2008 and 2007 was $19.4 million, $19.9 million and $19.3 million, respectively. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $65.5 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

2010	$20.6
2011	$14.3
2012	$8.9
2013	$6.2
2014	$4.1
2015 and beyond	$11.4
In 2003 we entered into a seven-year agreement with IBM to manage our global information structure environment. Due to the spin-off of our funeral services business, we renegotiated the contract with IBM to provide flexibility to remove the funeral services business from its scope and to reduce costs for the Company. In exchange, we extended the term such that the contract now expires in September 2014. The expected aggregate cost from September 30, 2009 through the duration of the contract is $63.4 million.
Legal Proceedings
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former Batesville Casket Company, Inc. subsidiary (“Batesville”) (now wholly owned by Hillenbrand, Inc.), and three national funeral home businesses (the “FCA Action”). The FCA plaintiffs sought certification of a class that includes all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the fullest period permitted by the applicable statute of limitations. A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “Independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). On March 26, 2009, the District Judge denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing en banc (that is, by all of the judges sitting on the Fifth Circuit Court of Appeals.)
The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification, and on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice (i.e., Pioneer Valley cannot appeal or otherwise reinstate the case). Neither the Company nor Hill-Rom provided any payment of consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs, rather than pursuing plaintiffs for costs.
Plaintiffs in the FCA Action generally seek monetary damages, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on claims of approximately one million casket purchases by the purported class members.
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

Despite the July 29, 2009 ruling, the FCA plaintiffs have recently indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims would be limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. Should the plaintiffs proceed, we anticipate that we will move for summary judgment (that is a motion to have the case dismissed as a matter of law, because there is no material issue of fact) at the appropriate time.
After the district court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the district court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the codefendants, who have no statutory contribution rights against each other. We and Hillenbrand, Inc. have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hillenbrand, Inc. See Note 3 for more information regarding the judgment sharing agreement.
We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable authoritative guidance, we have not established a loss reserve in connection with this litigation.
Related Civil Investigative Demands
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We were informed that approximately 26 state attorneys general offices were participating in the joint investigation, although more could join. We have fully cooperated with the attorneys general. To date, no claims have been filed against us or Batesville. We believe that, under the terms of the Distribution Agreement with Hillenbrand, Inc., Hillenbrand, Inc. is obligated to indemnify and hold us harmless against any damages, fines, penalties, costs, expenses or other losses that may arise from or relate to this investigation. See Note 3 for more information regarding the Distribution Agreement and related indemnifications.
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

Freedom Medical Antitrust Litigation
On October 19, 2009, Freedom Medical, Inc. filed a complaint against the Company, another manufacturer and two group purchasing organizations under the caption Freedom Medical, Inc. v. Hill-Rom Company, Inc. et al (Civil Action No. 5:09cv152, United States District Court, Eastern District of Texas). The plaintiff alleges that the Company and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain the Company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We intend to defend this matter vigorously. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. We cannot give any assurances that this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. We also reversed $2.3 million of the $21.2 million of estimated legal and other costs originally provided as part of the litigation accrual as such amounts were not probable of payment in fiscal 2006 and subsequently reversed an additional $1.2 million in the fourth quarter of 2007. As of September 30, 2009 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
18. Subsequent Events
We have performed an evaluation of subsequent events through November 24, 2009, the date this Annual Report on Form 10-K was filed with the SEC. As of this date, we concluded there were no subsequent events that required recognition or disclosure in these Consolidated Financial Statements other than the following:
In October 2009, the Company made a payment of $45 million to retire a portion of our short-term debt associated with the Liko acquisition.
On November 9, 2009, the Company entered into a joint venture with Encompass Group, LLC, a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC. The joint venture will be majority owned by the Company and allows us to expand further into the surface replacement business. Activities of the joint venture will be included in our Consolidated Financial Statements on a prospective basis commencing with its formation.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on our internal control over financial reporting is included under Item 8 above.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS CORPORATE GOVERNANCE
Information relating to executive officers is included in this report in Item 1 under the caption “Executive Officers of the Registrant.” Information relating to the directors will appear in the section entitled “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), which section is incorporated herein by reference. The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2010 Proxy Statement, where such information is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”. Information regarding our Code of Ethical Business Conduct and the corporate governance matters covered by this Item is incorporated by reference to the 2010 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the headings “About the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the headings “Election of Directors” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the heading “About the Board of Directors.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2010 Proxy Statement, where such information is included under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries listed on the Index to Consolidated Financial Statements on page 57.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Item 8 and Item 15(d) of Form 10-K is listed on the Index to Consolidated Financial Statements on page 57.

(3)	Exhibits (See changes to Exhibit Index below):

“The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.”

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement. Such representation and warranties:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2009, 2008 and 2007
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns — accounts receivable:

Period Ended:
September 30, 2009	$25.9	$4.1	$8.0	(a)	$(10.5)	(b)	$27.5

September 30, 2008	$51.5	$3.0	$6.6	(a)	$(35.2)	(b) (f)	$25.9

September 30, 2007	$58.8	$11.4	$14.7	(a)	$(33.4)	(b)	$51.5

Allowance for inventory valuation:

Period Ended:
September 30, 2009	$21.2	$10.5	$—		$(3.4)	(c)	28.3

September 30, 2008	$32.7	$5.3	$—		$(16.8)	(c) (f)	21.2

September 30, 2007	$31.1	$7.3	$—		$(5.7)	(c)	32.7

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2009	$85.7	$2.4	$—		$(50.6)	(d)	37.5

September 30, 2008	$88.3	$(8.8)	$—		$6.2	(e)	85.7

September 30, 2007	$90.6	$(3.6)	$—		$1.3	(d)	88.3

(a)
Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

(d)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

(e)	Primarily reflects the adoption of uncertain tax position provisions and the transfer of the valuation allowance to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business.

(f)	Includes reserve transfers to Hillenbrand, Inc. in conjunction with the spin-off of the funeral services business.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
By:	/s/ Peter H. Soderberg
Peter H. Soderberg
President and Chief Executive Officer
Dated: November 24, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rolf A. Classon	/s/ Charles E. Golden

Rolf A. Classon Chairman of the Board	Charles E. Golden Director

/s/ Peter H. Soderberg	/s/ W August Hillenbrand

Peter H. Soderberg President and Chief Executive Officer	W August Hillenbrand Director

/s/ Joanne C. Smith, M.D.	/s/ Ronald A. Malone

Joanne C. Smith, M.D. Director Vice Chairperson of the Board	Ronald A. Malone Director

/s/ Gregory N. Miller	/s/ Eduardo R. Menascé

Gregory N. Miller Senior Vice President and Chief Financial Officer	Eduardo R. Menascé Director

/s/ Richard G. Keller	/s/ Katherine S. Napier

Richard G. Keller Vice President — Controller and Chief Accounting Officer	Katherine S. Napier Director
Dated: November 24, 2009

HILL-ROM HOLDINGS, INC.
INDEX TO EXHIBITS
Management contracts and compensatory plans or arrangements are designated with“*”.

2.1
Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. (formerly Hillenbrand Industries, Inc.) and Hillenbrand, Inc. (formerly Batesville Holdings, Inc.) (Incorporated herein by reference to Exhibit 2.1 filed with Form 8-K dated April 1, 2008)

2.2
Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement (Incorporated herein by reference to Exhibit 2.2 filed with Form 10-Q for the quarter ended March 31, 2008.)

2.3
Share Sale and Purchase Agreement dated as of September 30, 2008 between Family Holding I Alvik AB and Hill-Rom AB regarding the sale of Liko Vårdlyft AB (Incorporated herein by reference to Exhibit 2.1 filed with Form 8-K dated September 30, 2008)

2.4
Share Sale and Purchase Agreement dated as of September 30, 2008 between AM Holding AB and Hill-Rom Company, Inc. regarding the sale of Liko North America Corporation (Incorporated herein by reference to Exhibit 2.2 filed with Form 8-K dated September 30, 2008)

3.1	Amended Articles of Incorporation of Hill-Rom Holdings, Inc. as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with Form 10-Q for the quarter ended March 31, 2008)

3.2	Amended and Restated Code of Bylaws of Hill-Rom Holdings, Inc. as currently in effect (Incorporated herein by reference to Exhibit 3.2 filed with Form 8-K dated July 30, 2009)

4.1
Indenture dated as of December 1, 1991, between Hill-Rom Holdings, Inc. and Union Bank, N.A. (as successor to LaSalle Bank National Association and Harris Trust and Savings Bank) as Trustee (Incorporated herein by reference to Exhibit (4) (a) to Registration Statement on Form S-3, Registration No. 33-44086)

*10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program

*10.3	Hill-Rom Holdings, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

*10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

*10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

*10.7	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

*10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

*10.9	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.10	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.11	Hill-Rom Holdings, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

*10.12	Hill-Rom Holdings, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

*10.13
Form of Stock Award granted to certain executive officers in lieu of perquisites under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-K for the year ended September 30, 2003)

*10.15	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

*10.16	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

*10.18
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

*10.21	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated April 1, 2008)

*10.22	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Gregory N. Miller (Incorporated herein by reference to Exhibit 10.3 filed with Form 8-K dated April 1, 2008)

*10.23	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated April 1, 2008)

*10.24	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and John H. Dickey (Incorporated herein by reference to Exhibit 10.5 filed with Form 8-K dated April 1, 2008)

*10.25	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.6 filed with Form 8-K dated April 1, 2008)

*10.26
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

10.28	Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.9 filed with Form 8-K dated April 1, 2008)

10.29	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.10 filed with Form 8-K dated April 1, 2008)

*10.30	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect

*10.31
Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.32
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Sheri H. Edison (Incorporated herein by reference to Exhibit 10.13 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.33
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Jeffery Kao (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.34
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Mark Baron (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.35
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kim Dennis (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.36
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Greg Tucholski (Incorporated herein by reference to Exhibit 10.17 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.37
Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl DeCarli (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-Q for the quarter ended June 30, 2008)

*10.38	Letter Agreement dated September 27, 2009 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated September 27, 2009)

*10.39	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.40	Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Earl DeCarli (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

*10.41	Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Jeffrey Kao (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment)

14	Hill-Rom Holdings, Inc. Code of Ethical Business Conduct (Code of Ethics) (Incorporated by reference to Exhibit 14 filed with Form 10-K for the year ended September 30, 2008

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Standards for the Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.1 filed with Form 10-Q for the quarter ended March 31, 2009)

99.2	Charter of Audit Committee of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.1 filed with Form 10-Q for the quarter ended December 31, 2008)

99.4
Charter of Nominating/Corporate Governance Committee of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.3 filed with Form 10-Q for the quarter ended March 31, 2007)

99.5	Charter of Compensation and Management Development Committee of Board of Directors (Incorporated by reference to Exhibit 99.3 filed with Form 10-K for the year ended September 30, 2006)

99.6	Position Specification for Chairperson of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated herein by reference to Exhibit 99.5 filed with Form 10-K for the year ended September 30, 2004)

99.7
Position Specification for Vice Chairperson of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated herein by reference to Exhibit 99.7 filed with Form 10-K for the year ended September 30, 2003)

99.8	Position Specification for Member of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.8 filed with Form 10-K for the year ended September 30, 2008)

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)