Form 10-Q
period 2009-12-31
Hill-Rom Holdings, Inc.
filed 2010-02-04
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
Common Stock, without par value – 62,873,094 shares as of January 29, 2010.

HILL-ROM HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008
Net Revenues
Capital sales	$231.6	$236.0
Rental revenues	123.7	115.6

Total revenues	355.3	351.6

Cost of Revenues
Cost of goods sold	130.5	146.5
Rental expenses	54.0	52.6

Total cost of revenues	184.5	199.1

Gross Profit	170.8	152.5

Research and development expenses	14.9	13.3
Selling and administrative expenses	121.6	116.2

Operating Profit	34.3	23.0

Interest expense	(2.1)	(2.8)
Investment income and other, net	0.5	0.8

Income Before Income Taxes	32.7	21.0

Income tax expense (Note 9)	12.8	6.8

Net Income	19.9	14.2
Less: Net income attributable to noncontrolling interest	0.1	—

Net Income Attributable to Common Shareholders	$19.8	$14.2

Net Income Attributable to Common Shareholders per Common Share — Basic	$0.32	$0.23

Net Income Attributable to Common Shareholders per Common Share — Diluted	$0.31	$0.23

Dividends per Common Share	$0.1025	$0.1025

Average Common Shares Outstanding — Basic (thousands) (Note 10)	62,691	62,532

Average Common Shares Outstanding — Diluted (thousands) (Note 10)	63,205	62,808

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$123.8	$170.6
Short-term investments (Notes 1 and 6)	26.3	26.4
Trade accounts receivable, net of allowances (Note 2)	345.4	346.6
Inventories (Note 2)	94.7	92.0
Deferred income taxes (Notes 1 and 9)	47.4	46.0
Other current assets	17.9	13.5

Total current assets	655.5	695.1

Equipment leased to others, net (Note 2)	150.1	154.8
Property, net (Note 2)	113.7	117.6
Investments and investment securities (Notes 1 and 6)	16.8	17.2
Goodwill (Note 3)	80.7	73.1
Software and other intangibles, net (Note 2)	147.4	141.9
Notes receivable, net of discounts	5.7	5.5
Other assets	26.7	27.4

Total Assets	$1,196.6	$1,232.6

Liabilities
Current Liabilities
Trade accounts payable	$71.5	$81.3
Short-term borrowings (Note 4)	58.9	102.2
Accrued compensation	65.5	72.7
Accrued product warranties (Note 12)	15.4	17.1
Accrued litigation (Note 14)	21.2	21.2
Other current liabilities	52.0	49.8

Total current liabilities	284.5	344.3

Long-term debt (Note 4)	99.4	99.7
Accrued pension and postretirement benefits (Note 5)	100.0	100.7
Deferred income taxes (Notes 1 and 9)	15.1	16.8
Other long-term liabilities	64.4	61.8

Total Liabilities	563.4	623.3

Noncontrolling Interest (Note 3)	7.5	—

Commitments and Contingencies (Note 14)

Shareholders’ Equity

Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	121.0	119.0
Retained earnings	1,118.4	1,105.2
Accumulated other comprehensive loss (Note 7)	(62.9)	(59.9)
Treasury stock, at cost (Note 2)	(555.2)	(559.4)

Total Shareholders’ Equity	625.7	609.3

Total Liabilities, Noncontrolling Interest and Shareholders’ Equity	$1,196.6	$1,232.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008
Operating Activities
Net income	$19.9	$14.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24.4	26.1
Investment loss	—	0.2
Provision for deferred income taxes	(5.4)	(3.2)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	0.8	0.6
Stock compensation	3.6	2.4
Change in working capital excluding cash, current investments, current debt, prepaid pension costs, acquisitions and dispositions:
Trade accounts receivable	4.2	58.8
Inventories	(2.2)	(11.6)
Other current assets	(4.4)	(5.7)
Trade accounts payable	(11.4)	(24.2)
Accrued expenses and other liabilities	(7.4)	(29.0)
Other, net	(0.5)	6.3

Net cash provided by operating activities	21.6	34.9

Investing Activities
Capital expenditures and purchase of intangibles	(11.6)	(13.6)
Proceeds on sales of property and equipment leased to others	0.1	0.5
Investment in/acquisitions of businesses, net of cash acquired	(7.1)	(187.2)
Proceeds on investment sales/maturities	0.5	1.3

Net cash used in investing activities	(18.1)	(199.0)

Financing Activities
Change in short-term debt	1.6	—
Payment on revolver	(45.0)	—
Payment of cash dividends	(6.4)	(6.4)
Proceeds on exercise of options	0.2	—
Proceeds from stock issuance	0.7	—
Treasury stock acquired	(0.8)	(0.5)

Net cash used in financing activities	(49.7)	(6.9)

Effect of exchange rate changes on cash	(0.6)	(1.2)

Total Cash Flows	(46.8)	(172.2)

Cash and Cash Equivalents:
At beginning of period	170.6	221.7

At end of period	$123.8	$49.5

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)
1.	Summary of Significant Accounting Policies
Basis of Presentation
The unaudited, Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its majority-owned subsidiaries. The September 30, 2009 Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). In the opinion of management, the Condensed Consolidated Financial Statements herein, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All subsidiaries are wholly-owned with the exception of the 60 percent owned joint venture acquired during the first quarter of fiscal 2010 and discussed in Note 3. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 12), investments (Note 6), income taxes (Note 9) and accrued litigation and self insurance reserves (Note 14), among others.

Investment Securities
At December 31, 2009, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. During the first quarter of 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”), which allows the Company to put all or part of the ARS held with UBS at par value anytime during the period of June 30, 2010 through July 2, 2012. Additionally, UBS may redeem these securities at par value plus interest at any time prior to June 30, 2010 at their discretion.

We recorded the Put as an asset and made the election to report it at estimated fair value and record the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Condensed Consolidated Statements of Income. Also, because we intend to sell these securities to UBS at par value, the related ARS are classified as “trading”. As trading securities, the changes in fair value corresponding to the UBS related ARS are also recorded as a component of “Investment income and other” within our Condensed Consolidated Statements of Income. We made these elections so that the effects of changes in the fair value of the UBS related ARS and the Put would substantially offset within our Condensed Consolidated Statements of Income, thereby reducing the volatility we might otherwise experience. At December 31, 2009, the $16.3 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss.

We regularly evaluate all investments classified as available-for-sale for possible impairment based on current economic conditions, credit loss experience and other criteria. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; and (iii) the assessment of whether any decline in estimated fair value is other-than-temporary. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The decline related to the credit loss is recognized in earnings, while the decline related to all other factors is recognized in other comprehensive income.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statement for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

Recently Issued Accounting Standards
There have been no significant changes to recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2009 Form 10-K, except as noted below:
On October 1, 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) authoritative guidance related to business combinations, noncontrolling interests in consolidated financial statements and assets acquired and liabilities assumed in a business combination that arise from contingencies. Our adoption of this guidance is prospective and applies to business combinations that occur on or after October 1, 2009. See Note 3 for further details.

On October 1, 2009, we adopted the FASB’s authoritative guidance related to the determination of the useful life of intangible assets. Our adoption of this guidance is prospective and did not have a material impact on our consolidated financial statements or the joint venture discussed in Note 3.

On October 1, 2009, we early adopted the FASB’s authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements. Our adoption of this guidance is prospective and did not have a material impact on our consolidated financial statements.

2.	Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	December 31,	September 30,
	2009	2009
Allowance for possible losses and discounts on trade receivables	$29.8	$27.5

Inventories:
Finished products	$54.1	$57.4
Raw materials and work in process	40.6	34.6

Total inventory	$94.7	$92.0

Accumulated depreciation of equipment leased to others and property	$557.6	$548.8

Accumulated amortization of intangible assets	$117.6	$111.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,790,170	62,667,562

Treasury shares	17,533,742	17,656,350
3.	Acquisitions
Encompass
On November 9, 2009, the Company entered into a joint venture with Encompass Group, LLC (“Encompass Group”), a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC (“Encompass”). This joint venture includes contributed former assets of Encompass Therapeutic Support Systems (“ETSS”), a division of Encompass Group and is 60 percent owned by Hill-Rom and 40 percent owned by Encompass Group. Encompass Group, through its ETSS business unit, has traditionally focused on providing surface replacement systems. For our 60 percent ownership interest in Encompass, we paid $7.2 million to Encompass Group, contributed cash to ETSS and entered into license and distribution agreements with ETSS.
The following summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Goodwill	$7.6
Trade Name	1.5
Customer relationships	7.7
Technology	2.4
Net liabilities assumed	(0.6)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)

Total purchase price	$7.2

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of intangible valuations and working capital adjustments.
The joint venture agreements contain both a put option for Encompass Group and a call option for the Company, requiring or allowing Hill-Rom to purchase the remaining 40 percent interest, which are based on predetermined earnings multiples. Changes to the value of the put will be accreted to noncontrolling interest in our Condensed Consolidated Balance Sheet with the expected offset being recorded as a component of equity.

The goodwill of $7.6 million arising from the joint venture consists largely of the synergies created from combining ETSS’s focus on customer replacement surfaces with our platform brands. The goodwill is deductible for tax purposes and will be allocated entirely to our North America Acute Care segment.

The useful lives assigned to intangibles identified as part of the joint venture are as follows:

Useful Life
Trade name	7
Customer relationships	7
Technology	5
If the Encompass joint venture had been consummated at the beginning of our 2009 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in either of the periods presented.

Liko
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The purchase price remains subject to adjustment based on finalization of working capital and net debt adjustment provisions contained in the purchase agreements. Any such adjustment is expected to be favorable and not material and would be recorded in our Consolidated Statement of Income as a reduction of the goodwill impairment charge that we recorded during our fiscal 2009.

4.	Financing Agreements
Total debt consists of the following:

	December 31,	September 30,
	2009	2009

Outstanding finance credit lines	$13.9	$12.2
Revolving credit facility	45.0	90.0
Unsecured 8.50% debentures due on December 1, 2011	49.1	49.3
Unsecured 7.00% debentures due on February 15, 2024	19.8	19.8
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.7	0.8

Total debt	158.3	201.9
Less current portion of debt	58.9	102.2

Total long-term debt	$99.4	$99.7

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at December 31, 2009 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $2.8 million at December 31, 2009 and $3.1 million at September 30, 2009. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

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

As of December 31, 2009, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $6.2 million under the five-year facility, leaving $448.8 million of borrowing capacity available under the facility. During the first quarter of fiscal 2010, we made a payment of $45.0 million on our credit facility to reduce a portion of our short-term debt associated with the Liko acquisition.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The estimated fair values of our long-term debt instruments were $103.0 million and $95.7 million at December 31, 2009 and September 30, 2009, respectively.

5.	Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq, Inc. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents. Annual costs related to the domestic postretirement health care plan are not significant.

The components of net pension expense for our defined benefit pension plans were as follows:

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008

Service cost	$1.3	$1.0
Interest cost	3.3	3.3
Expected return on plan assets	(3.3)	(3.3)
Amortization of prior service cost, net	0.1	0.1
Amortization of net loss	0.7	—

Net periodic benefit cost	$2.1	$1.1

6.	Fair Value of Financial Assets and Liabilities
Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis included in its Condensed Consolidated Balance Sheets, as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$73.1	$73.1	$—	$—
Trading securities	24.7	—	—	24.7
Foreign exchange contracts	(0.1)	—	(0.1)	—
Available-for-sale marketable securities	16.3	—	—	16.3
Put rights	1.6	—	—	1.6

Total assets at fair value	$115.6	$73.1	$(0.1)	$42.6

The investment securities identified in the above table consist primarily of AAA rated student loan ARS. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At December 31, 2009, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the associated Put right (see Note 1) as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

The following table presents the activity related to our ARS and the Put during the quarter ended December 31, 2009.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss
Balance at September 30, 2009	$16.7	$24.9	$1.5	$1.2	$—
Change in fair value	(0.1)		0.1		—
Sales or redemptions	(0.3)	(0.2)	—	—	—

Balance at December 31, 2009	$16.3	$24.7	$1.6	$1.2	$—

7.	Comprehensive Income
The net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations are required to be included in comprehensive income.

The composition of comprehensive income (loss) is as follows:

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008

Net income	$19.9	$14.2

Unrealized losses on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	0.1	(2.7)
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	—	2.7

Net unrealized gain (loss)	0.1	—

Foreign currency translation adjustment, net-of-tax	(3.0)	(30.2)

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	(0.1)	—

Total comprehensive income (loss)	$16.9	$(16.0)
Comprehensive income attributable to the noncontrolling interest	(0.1)	—

Total comprehensive income (loss) attributable to Hill-Rom	$16.8	$(16.0)

8.	Special Charges
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

The plan impacted approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce. In total, the plan resulted in a charge of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment, discontinued use of a building under an operating lease and other charges of approximately $4.4 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages will result in cash expenditures that will primarily be paid over the next year. Cash expenditures for the lease will be paid over the remaining lease period.

Activity related to these actions during the first quarter of fiscal 2010 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				December 31,
	2009	Expenses	Cash Payments	Reversals	2009
Fiscal Year 2009
Q2 Action — Restructuring	$4.5	$—	$(2.0)	$—	$2.5

The above table excludes the impact of asset impairments related to assets held for sale and the impact of these actions on our pension and postretirement health care plans.
9.	Income Taxes
The effective tax rate for the first quarter of fiscal 2010 was 39.2 percent compared to 32.4 percent for the first quarter of 2009. The higher rate in the first quarter of fiscal 2010 is due mainly to the difference in the amount of discrete tax items recognized in the two periods and the expiration of the research and development tax credit in fiscal 2010. The effective tax rate for fiscal 2010 was unfavorably impacted by the recognition of discrete period tax expenses of approximately $0.5 million. This compares to $1.3 million of discrete period tax benefits recorded in the first quarter of fiscal 2009 which related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit.

10.	Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 4.4 million for the three month period ended December 31, 2009 and 4.7 million for the comparable period of fiscal year 2009. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows (share information in thousands):

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008

Net income attributable to common shareholders	$19.8	$14.2

Average shares outstanding — Basic	62,691	62,532
Add potential effect of exercise of stock options and other unvested equity awards	514	276

Average shares outstanding — Diluted	63,205	62,808

Net income attributable to common shareholders per common share — Basic	$0.32	$0.23

Net income attributable to common shareholders per common share — Diluted	$0.31	$0.23

11.	Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $2.2 million and $1.6 million for the three-month periods ended December 31, 2009 and 2008, respectively.

12.	Guarantees
We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year; however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.

A reconciliation of changes in the warranty reserve for the quarterly periods covered in this report is as follows:

	December 31,	December 31,
	2009	2008

Balance at beginning of period	$17.1	$16.9
Provision for warranties during the period	3.0	2.8
Effect of acquisition	—	5.4
Warranty claims during the period	(4.7)	(4.3)

Balance at end of period	$15.4	$20.8

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

The Company’s performance under each reportable segment is measured on a divisional income basis before special items. Sales between the segments, while not significant, are generally accounted for at current market value or cost plus markup. Divisional income generally represents the division’s standard gross profit less its direct operating costs, excluding functional costs, along with an allocation of fixed manufacturing overhead, research and development, and distribution costs.

Functional costs include costs such as administration, finance, information technology, legal and human resource costs. Eliminations represent the elimination of inter-segment sales. Functional costs and eliminations, while not considered segments, are presented separately to aid in the reconciliation of segment information to consolidated financial information.

	Quarterly Period Ended
	December 31,	December 31,
	2009	2008
Revenues:
North America Acute Care	$197.9	$203.5
North America Post-Acute Care	52.6	50.4
International and Surgical	107.4	98.9
Total eliminations	(2.6)	(1.2)

Total revenues	$355.3	$351.6

Divisional income:
North America Acute Care	$54.0	$46.8
North America Post-Acute Care	16.8	14.8
International and Surgical	12.4	10.8
Functional costs	(48.9)	(49.4)

Total divisional income	34.3	23.0
Interest expense	(2.1)	(2.8)
Investment income and other, net	0.5	0.8

Income before income taxes	$32.7	$21.0

14.	Commitments and Contingencies
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former Batesville Casket Company, Inc. subsidiary (“Batesville”) (now wholly owned by Hillenbrand, Inc., an unaffiliated company), and three national funeral home businesses (the “FCA Action”). The FCA plaintiffs sought certification of a class including all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the longest period permitted by the applicable statute of limitations. A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). On March 26, 2009, the District Judge denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing by all of the judges sitting on the Fifth Circuit Court of Appeals.
The Pioneer Valley plaintiffs did not appeal the District Court’s order denying class certification, and on April 29, 2009, pursuant to a stipulation among the parties, the District Court dismissed the Pioneer Valley Action with prejudice (that is, Pioneer Valley cannot appeal or otherwise reinstate the case). Neither the Company nor Batesville provided any payment of consideration for the plaintiffs to dismiss this case, other than agreeing to bear their own costs, rather than pursuing plaintiffs for costs.

Plaintiffs in the FCA Action have generally sought monetary damages on behalf of a class, trebling of any such damages that may be awarded, recovery of attorneys’ fees and costs, and injunctive relief. Plaintiffs in the FCA Action filed a report indicating that they were seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on claims of approximately one million casket purchases by the purported class members.

Because Batesville continues to adhere to its long-standing policy of selling Batesville® caskets only to licensed funeral homes, a policy that it continues to believe is appropriate and lawful, if a class were ultimately certified and the case was to go to trial, Plaintiffs are likely to claim additional alleged damages for the period between their report and the time of trial. At this point, it is not possible to estimate the amount of any additional alleged damage claims that they might make. We and Batesville will vigorously contest both liability and plaintiffs’ damages theories.

Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. On January 27, 2010, the District Court issued an order stating that no summary judgment motions would be entertained and that the trial of the FCA plaintiffs’ remaining individual claims may begin as early as the week of June 7, 2010.

After the district court renders a final judgment as to the individual claims, the FCA plaintiffs may file an appeal, which could include an appeal of the District Court’s order denying class certification. If they succeeded in reversing the district court order denying class certification and a class is certified in the FCA Action filed against Hill-Rom and Batesville and if the plaintiffs prevail at a trial of the class action, the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. In antitrust actions such as the FCA Action the plaintiffs may elect to enforce any judgment against any or all of the co-defendants, who have no statutory contribution rights against each other. We and Hillenbrand, Inc. have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hillenbrand, Inc. See Note 3 in our 2009 Form 10-K for more information regarding the judgment sharing agreement.

We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories. In accordance with applicable authoritative guidance, we have not established a loss reserve in connection with this litigation.

Related Civil Investigative Demands
After the FCA Action was filed, in the summer and fall of 2005, we and Batesville were served with Civil Investigative Demands by the Attorney General of Maryland and certain other state attorneys general who had begun an investigation of possible anticompetitive practices in the death care industry relating to a range of funeral services and products, including caskets. We fully cooperated with the attorneys general. We have been informed by the Maryland and Florida Attorneys General offices, which were leading this investigation, that the investigation has been concluded. No claims were filed against us or Batesville as a result of this investigation. The Maryland Attorney General reserved the right to re-open the investigation and to take any further action in the future as the public interest may require.

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

Freedom Medical Antitrust Litigation
On October 19, 2009, Freedom Medical, Inc. filed a complaint against the Company, another manufacturer and two group purchasing organizations (“GPOs”) under the caption Freedom Medical, Inc. v. Hill-Rom Company, Inc. et al (Civil Action No. 5:09cv152, United States District Court, Eastern District of Texas). Since the filing of the complaint, Freedom Medical has dismissed one of the GPOs as a defendant. The plaintiff alleges that the Company and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain the Company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We intend to defend this matter vigorously. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. We cannot give any assurances that this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total $316.3 million of the settlement amounts into escrow during that year. As of December 31, 2009 we have retained a $21.2 million litigation accrual associated with the opt-outs.

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
We have performed an evaluation of subsequent events through February 4, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. As of this date, we concluded there were no subsequent events that required recognition or disclosure in these consolidated financial statements other than the tax matter discussed in the next paragraph.

Following the completion of our first quarter of fiscal 2010, we reached agreement with the Internal Revenue Service with respect to an outstanding protest we had filed related to the characterization of payments we received upon the termination of interest rate swap contracts. The effect of this matter will result in the recognition of a favorable discrete income tax benefit in the second quarter of approximately $6.5 million.

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
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of the factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 Form 10-K”) as filed with the United States Securities and Exchange Commission (“SEC”), as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the SEC.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2009 Form 10-K.
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
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our 2009 Form 10-K.
Use of Non-GAAP Financial Measures
These condensed consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (GAAP). We provide earnings before income taxes, income tax expense and earnings per share results on an adjusted basis because we use these measures internally for planning, forecasting and evaluating the performance of the business.
In addition, we provide net revenues on a constant currency basis. The Company analyzes net revenues on a constant currency basis to better measure the comparability of results between periods. We believe that evaluating growth in net revenues on a constant currency basis provides an additional and meaningful assessment to both management and investors.
We believe the non-GAAP measures used contribute to an understanding of our financial performance and provide an additional analytical tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.
Consolidated Revenues

	Quarterly Period Ended		Percentage Change
	December 31,	December 31,		Constant
(Dollars in millions)	2009	2008	Reported	Currency
Revenues:
Capital sales	$231.6	$236.0	(1.9)	(5.2)
Rental revenues	123.7	115.6	7.0	5.4

Total Revenues	$355.3	$351.6	1.1	(1.7)

Consolidated revenues for the first quarter of 2010 increased $3.7 million, or 1.1 percent, including a favorable impact of foreign exchange rates of $9.6 million. On a constant currency basis, consolidated revenues declined by 1.7 percent.
•
Capital sales decreased $4.4 million, or 1.9 percent, including the favorable impact of foreign exchange rates of $7.8 million. On a constant currency basis, capital revenues decreased 5.2 percent. The main drivers of this decrease were the divestiture of certain non-strategic information technology product lines, which totaled $4.1 million of revenue in the first fiscal quarter of 2009, and unfavorable volumes in our North America Acute Care segment as a result of tightening capital spending by U.S. hospitals. In particular, we realized year over year volume declines in our patient support surfaces. These declines were partially offset by growth in select International markets, including Latin America and Asia, as well as growth of our respiratory care and surgical products. Revenues also benefitted from modest price increases.

•
Rental revenues increased $8.1 million, or 7.0 percent, including the favorable impact of foreign exchange rates of $1.8 million. On a constant currency basis, rental revenues increased 5.4 percent. The increase in rental revenues was mainly due to North America Acute Care growth in therapy rental revenue due to continued growth of our bariatric frames and Envision® wound surface as well as our VersaCare® P500 wound surface, along with improvements in our moveable medical equipment fleet rentals associated with a stronger flu season in fiscal 2010. We also realized increased rental revenues in our respiratory care business.

Consolidated Gross Profit

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2009	2008
Gross Profit
Capital sales	$101.1	$89.5
Percent of Related Revenues	43.7%	37.9%

Rental revenues	$69.7	$63.0
Percent of Related Revenues	56.3%	54.5%

Total Gross Profit	$170.8	$152.5
% of Related Revenues	48.1%	43.4%

Consolidated gross profit for the first quarter of 2010 increased $18.3 million, or 12.0 percent, and increased as a percentage of revenues from 43.4 percent to 48.1 percent.
•
Capital sales gross profit increased $11.6 million, or 13.0 percent. Gross margin (as a percentage of revenues) for capital sales increased during the quarter 580 basis points due to favorable material costs, cost improvements attained from the January 2009 restructuring, several other productivity initiatives in fiscal 2009 and an improved mix towards higher margin products. The margin improvement was also due to charges taken in the prior year quarter of $1.9 million related to the acquisition accounting step-up of acquired Liko inventories and $0.9 million related to a ratification bonus paid under our union contract.

•
Rental revenue gross profit increased $6.7 million, or 10.6 percent, led by strong therapy rental revenues within our North America Acute Care segment. Gross margin for rental revenues increased 180 basis points to 56.3 percent related primarily to higher margins on recent product introductions and improved leverage and profitability improvements within our field service network.

Other

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2009	2008	% Change
Research and development expenses	$14.9	$13.3	12.0
Percent of Total Revenues	4.2%	3.8%

Selling and administrative expenses	$121.6	$116.2	4.6
Percent of Total Revenues	34.2%	33.0%

Interest expense	$(2.1)	$(2.8)	(25.0)
Investment income	0.6	0.9	(33.3)
Other income/ (expense)	(0.1)	(0.1)	0.0
Research and development expense increased $1.6 million as we continue to invest in the development of innovative new products. Selling and administrative expenses increased $5.4 million primarily due to an unfavorable impact of foreign exchange rates of $3.0 million, as well as an increase in performance-based compensation expense, stock based compensation and International selling expenses. These increases were partially offset by savings from our continuous improvement activities.
The decline in interest expense resulted from lower interest rates and lower outstanding debt during the quarter. Investment income decreased $0.3 million, despite a larger cash balance quarter over quarter, due to the drop in interest rates. Other expense was essentially flat quarter over quarter.
The effective tax rate for the first quarter of fiscal 2010 was 39.2 percent compared to 32.4 percent for the first quarter of 2009. The higher rate in the first quarter of fiscal 2010 is due mainly to the difference in the amount of discrete tax items recognized in the two periods and the expiration of the research and development tax credit in fiscal 2010. The effective tax rate for fiscal 2010 was unfavorably impacted by the recognition of discrete period tax expenses of approximately $0.5 million. This compares to $1.3 million of discrete period tax benefits recorded in the first quarter of fiscal 2009 which related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit.
The effective tax rate without discrete tax benefits was 37.6 percent and 38.6 percent for the 2010 and 2009 periods, respectively. The lower rate in fiscal 2010 is due primarily to favorability in the recognition of foreign tax benefits when compared to the prior year offset by the decreased tax benefits for the expiration of the research and development tax credit.
Net Income
Net income in the first quarter of fiscal 2010 was $19.9 million. After consideration of the noncontrolling interest in our Encompass joint venture held by Encompass Group of $0.1 million, net income attributable to common shareholders was $19.8 million, an increase of $5.6 million. On an adjusted basis, net income attributable to common shareholders increased $4.0 million in the first quarter of fiscal 2010. Diluted earnings per share were $0.31 compared to $0.23 in 2009, or compared to $0.25 on an adjusted basis. See reconciliation from actual to adjusted earnings below.
Supplemental Disclosures of Non-GAAP Financial Measures
Adjusted income before income taxes, income taxes and diluted earnings per share are not GAAP financial measures and should not be considered in isolation or as a substitute for GAAP financial measures. See the discussion of our rationale for the use of these non-GAAP financial measures in the preceding Overview section.

	December 31, 2009			December 31, 2008
	Income			Income
	Before			Before
	Income	Income Tax	Diluted	Income	Income Tax	Diluted
(Dollars in millions except per share data)	Taxes	Expense	EPS	Taxes	Expense	EPS

GAAP Earnings	$32.7	$12.8	$0.31	$21.0	$6.8	$0.23
Adjustments:
Effect of Liko inventory valuation	—	—	—	1.9	0.5	0.02
Liko acquisition integration charges	—	—	—	0.3	0.1	—

Adjusted Earnings	$32.7	$12.8	$0.31	$23.2	$7.4	$0.25

Business Segment Results of Operations

	Quarterly Period Ended		Percentage Change
	December 31,	December 31,		Constant
(Dollars in millions)	2009	2008	Reported	Currency
Revenues:
North America Acute Care	$197.9	$203.5	(2.8)	(3.4)
North America Post-Acute Care	52.6	50.4	4.4	4.4
International and Surgical	107.4	98.9	8.6	0.2
Total eliminations	(2.6)	(1.2)	116.7	116.7

Total revenues	$355.3	$351.6	1.1	(1.7)

Divisional income:
North America Acute Care	$54.0	$46.8	15.4
North America Post-Acute Care	16.8	14.8	13.5
International and Surgical	12.4	10.8	14.8
Functional costs	(48.9)	(49.4)	(1.0)

Total divisional income	$34.3	$23.0	49.1

North America Acute Care
North America Acute Care revenues decreased $5.6 million, or 2.8 percent, in the first quarter of 2010. On a constant currency basis, revenues declined by 3.4 percent. Capital sales declined $10.1 million, or 7.2 percent, due mainly to the divestiture of certain health information technology product lines, which totaled $4.1 million of revenue for the first quarter of fiscal 2009, and reductions in capital spending by U.S. hospitals. In particular, we realized lower volumes in our patient support systems. These volume reductions were partially offset by modestly favorable prices and higher volumes in our architectural products. Rental revenues increased $4.5 million, or 7.1 percent. Rental revenues reflected higher therapy rental revenues from continued growth of our bariatric frames and Envision® wound surface as well as our new VersaCare® P500 wound care surface. In addition, we experienced higher rentals of moveable medical equipment due to a stronger flu season in fiscal 2010.
Divisional income for North America Acute Care increased $7.2 million, or 15.4 percent, in the first quarter of 2010. Total gross profit increased $6.1 million driven primarily by product mix and cost improvement initiatives as well as modestly favorable capital pricing. In addition, the first quarter of 2009 included charges related to the acquisition accounting step-up of acquired Liko inventories sold during the quarter as well as the non-recurring union contract ratification bonus. These profit improvements were partially offset by the lower capital volumes discussed above. Other operating expenses decreased $1.1 million driven by favorable selling and marketing expenses.
North America Post-Acute Care
North America Post-Acute Care revenues increased $2.2 million, or 4.4 percent, in the first quarter of 2010. Capital sales increased by $0.7 million, related to volume growth of The Vest® respiratory care system and home care direct to consumer business, offset by a decline in our sales to the extended care environment. Rental revenues increased $1.5 million during the first quarter due to increased The Vest® and extended care rentals. The increased respiratory care revenue year over year was driven by increased referrals in neuromuscular disease states (Medicare expanded coverage from 2009) and international growth.

Divisional income for North America Post-Acute Care increased by $2.0 million, or 13.5 percent, in the first quarter of 2010 as a result of increased revenue and improvements in gross margins, offset by increased operating expenses of $1.1 million. The improved gross margin is the result of favorable product mix, improved service costs and the exit of the MedGas product line during 2009. The increased operating expense is related to an increase in selling and marketing efforts and investments in new product development.
International and Surgical
International and Surgical revenues increased $8.5 million, or 8.6 percent, in the first quarter of 2010. Excluding the favorable impact of exchange rates of $8.3 million, revenues would have been generally flat. Capital sales increased $6.5 million due primarily to favorable exchange rates. We experienced volume increases in surgical products, patient lifts and architectural products, offset by unfavorable volumes in patient support systems. Rental revenues increased $2.0 million due primarily to favorable exchange rates.
Divisional income for International and Surgical increased $1.6 million, or 14.8 percent, in the first quarter of 2010. Gross profit was up $5.0 million due in part to favorable exchange rates as well as price and mix improvements in our sales of patient support systems. Operating expenses increased by $3.4 million due primarily to the unfavorable impact of exchange rates on costs and increased selling efforts.
Liquidity and Capital Resources

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2009	2008
Cash Flows Provided By (Used In):
Operating activities	$21.6	$34.9
Investing activities	(18.1)	(199.0)
Financing activities	(49.7)	(6.9)
Effect of exchange rate changes on cash	(0.6)	(1.2)

Decrease in Cash and Cash Equivalents	$(46.8)	$(172.2)

Operating Activities
For the first fiscal quarter of 2010, net cash provided by operating activities totaled $21.6 million, compared to $34.9 million in the first fiscal quarter of 2009. Operating cash flows during the first quarter were driven primarily by net income of $19.9 million, further adjusted by $28.0 million in non-cash expenses related to depreciation and amortization and stock-based compensation expense. These increases were offset by changes in our working capital primarily driven by the timing of payments for trade payables and the payout of our incentive compensation and restructuring accruals related to our 2009 fiscal year.
The reduction in operating cash flows for the first quarter of fiscal 2010 was largely driven by the higher collection of year-end receivables in 2009 following a record sales levels during the fourth quarter in fiscal 2008 and the timing of payments, offset by an increase in net income in 2010.
Investing Activities
Net cash used in investing activities totaled $18.1 million for the first quarter of fiscal 2010, compared to $199.0 million in the first quarter of fiscal 2009. Use of investing cash flows during the first quarter of 2010 was driven primarily by capital expenditures and our investment in the previously discussed joint venture with Encompass Group.

The decrease in net cash used in investing activities was driven primarily by our fiscal 2009 purchase of Liko for $187.2 million, net of cash acquired, offset by a slight decline in capital spending. We continue to expect capital spending levels for the year to be at a level comparable to years prior to 2009.
Financing Activities
Net cash used in financing activities totaled $49.7 million for the first quarter of fiscal 2010, compared to $6.9 million for the first fiscal quarter of 2009. Cash used for financing activities in fiscal 2010 consisted mainly of our $45.0 million payment on our revolving credit facility during the quarter, representing a portion of the short-term debt taken out in conjunction with the Liko acquisition, as well as our quarterly dividend payment. These uses of cash were partially offset by an increase in borrowings on other short term debt facilities and proceeds from stock based compensation programs. Our dividend payments during the first quarter of 2010 were consistent with dividend payments made in the first quarter of fiscal 2009.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of December 31, 2009, we held investment securities with a fair value of $43.1 million, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). The market for ARS, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in fiscal 2008 as the supply of securities exceeded demand. As a result, our ARS portfolio has experienced auction failures and a lower level of liquidity. During our first quarter of fiscal 2009, we entered into a settlement agreement requiring UBS Financial Services (“UBS”) to repurchase $26.9 million of these securities at par value (“Put”), which we can exercise beginning in June 2010.
We have estimated the current fair value of our ARS portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. At December 31, 2009, we have recorded both temporary unrealized losses and realized losses totaling $2.9 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. These losses have been partially offset by the fair value of the Put agreement with UBS. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information pertaining to these securities and the fair value of our portfolio. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks led by Citibank, N.A. and Bank of America, N.A. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. As of December 31, 2009, we had outstanding borrowings of $45.0 million and $6.2 million of outstanding, undrawn letters of credit under the facility, leaving $448.8 million of borrowing capacity available. See Note 4 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more details on the credit facility.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed rates of interest as of December 31, 2009, which are classified as long-term in the Condensed Consolidated Balance Sheets.

Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we have restrictive covenants within the Distribution Agreement with Hillenbrand, Inc. This agreement has certain limitations on indebtedness, dividends and share repurchases, and acquisitions. See Note 3 of Notes to Consolidated Financial Statements in our 2009 Form 10-K for more details on the Distribution Agreement.
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
As our focus has been on investing in strategic initiatives and, more recently, on maintaining our liquidity in these unprecedented economic times, and in conjunction with certain restrictive covenants from the Distribution Agreement with Hillenbrand, Inc., we have not repurchased any shares of our common stock in the open market in recent years. As of December 31, 2009, we had Board of Directors’ approval to repurchase 3.0 million additional shares of our common stock. Repurchased shares are used for general business purposes.
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
Contractual Obligations and Contingent Liabilities and Commitments
There have not been any significant changes since September 30, 2009 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K. There have been no material changes to such policies since September 30, 2009.
For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
We are exposed to various market risks, including fluctuations in interest rates, the impact of the current credit crunch and economic downturn, liquidity issues with respect to auction rate securities, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are subject to variability in foreign currency exchange rates in our international operations. Exposure to this variability is periodically managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. We, from time- to-time, enter into currency exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific and forecasted transactions. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currencies.
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At December 31, 2009, we had outstanding foreign exchange derivative contracts in notional amounts of $11.2 million with a fair value of these contracts equal to the original contract value. The maximum length of time over which the Company is hedging transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the forecasted transaction affects earnings.
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
For additional information on market risks related to our auction rate securities, debt instruments and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information concerning lawsuits and legal proceedings.

Item 1A.	RISK FACTORS
There have been no material changes to the risk factors described in our 2009 Form 10-K, except for developments related to health care reform legislation. During our first quarter of fiscal 2010, the Senate advanced legislation that included a market-share based excise tax of approximately $2 billion annually on medical device manufacturers beginning in 2011. This legislation compares to a bill previously passed by the House of Representatives that includes a 2.5 percent sales-based excise tax on medical device manufacturers beginning in 2013. At this juncture in the legislative process, the differences between each version have not yet been reconciled. Should a medical device manufacturers’ tax be ultimately enacted into law, its impact, along with the impact of health care reform to Medicare and Medicaid reimbursement, as well as other impacts of the various reform plans on our industry, could be significant. For additional information regarding health care reform as well as the other risks we face, see the discussion under “Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased [1]	Paid per Share	Programs [2]	Programs
October 1, 2009 – October 31, 2009	2,338	$21.74	—	3,000,000
November 1, 2009 – November 30, 2009	35	$20.08	—	3,000,000
December 1, 2009 – December 31, 2009	33,020	$23.03	—	3,000,000
Total	35,393	$22.95	—	3,000,000

1	All shares purchased in the three months ended December 31, 2009 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2
The Board of Directors has approved the repurchase of a total of 25.7 million shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval in the three months ended December 31, 2009. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 6. EXHIBITS
A. Exhibits

Exhibit 10.1
Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Earl DeCarli (Incorporated herein by reference to Exhibit 10.40 filed with Form 10-K for the year ended September 30, 2009)

Exhibit 10.2
Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Jeffrey Kao (Incorporated herein by reference to Exhibit 10.41 filed with Form 10-K for the year ended September 30, 2009)

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

HILL-ROM HOLDINGS, INC.
DATE: February 4, 2010	By:	/s/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: February 4, 2010	By:	/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer