Form 10-Q
period 2010-03-31
Hill-Rom Holdings, Inc.
filed 2010-05-06
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Common Stock, without par value – 63,117,567 shares as of April 30, 2010.

HILL-ROM HOLDINGS, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Statements of Income (Loss) (Unaudited) for the Quarterly and Year-to-Date Periods Ended 3/31/10 and 3/31/09	3

Condensed Consolidated Balance Sheets (Unaudited) at 3/31/10 and 9/30/09	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Year-to-Date Periods Ended 3/31/10 and 3/31/09	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-20

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	31

Item 4 — Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	33

Item 1A — Risk Factors	33

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 5 — Other Information	34

Item 6 — Exhibits	35

SIGNATURES	37

Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Net Revenues
Capital sales	$236.2	$219.6	$467.8	$455.6
Rental revenues	120.9	117.7	244.6	233.3

Total revenues	357.1	337.3	712.4	688.9

Cost of Revenues
Cost of goods sold	134.4	133.2	264.9	279.7
Rental expenses	50.9	50.7	104.9	103.3

Total cost of revenues	185.3	183.9	369.8	383.0

Gross Profit	171.8	153.4	342.6	305.9

Research and development expenses	14.4	14.5	29.3	27.8
Selling and administrative expenses	120.8	113.6	242.4	229.8
Impairment of goodwill and other intangibles (Note 4)	—	470.0	—	470.0
Special charges (Note 9)	5.0	17.8	5.0	17.8

Operating Profit (Loss)	31.6	(462.5)	65.9	(439.5)

Interest expense	(2.2)	(2.3)	(4.3)	(5.1)
Investment income and other, net	0.3	0.8	0.8	1.6

Income (Loss) Before Income Taxes	29.7	(464.0)	62.4	(443.0)

Income tax expense (Note 10)	5.2	1.8	18.0	8.6

Net Income (Loss)	24.5	(465.8)	44.4	(451.6)
Less: Net income attributable to noncontrolling interest	0.3	—	0.4	—

Net Income (Loss) Attributable to Common Shareholders	$24.2	$(465.8)	$44.0	$(451.6)

Net Income (Loss) Attributable to Common Shareholders per Common Share — Basic	$0.38	$(7.44)	$0.70	$(7.22)

Net Income (Loss) Attributable to Common Shareholders per Common Share — Diluted	$0.38	$(7.44)	$0.69	$(7.22)

Dividends per Common Share	$0.1025	$0.1025	$0.2050	$0.2050

Average Common Shares Outstanding — Basic (thousands) (Note 11)	62,887	62,578	62,768	62,559

Average Common Shares Outstanding — Diluted (thousands) (Note 11)	63,500	62,578	63,324	62,559

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	March 31,	September 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$135.2	$170.6
Short-term investments (Notes 1 and 7)	26.1	26.4
Trade accounts receivable, net of allowances (Note 2)	345.2	346.6
Inventories (Note 2)	105.8	92.0
Deferred income taxes (Notes 1 and 10)	47.7	46.0
Other current assets	36.0	13.5

Total current assets	696.0	695.1

Equipment leased to others, net (Note 2)	144.6	154.8
Property, net (Note 2)	112.0	117.6
Investments and investment securities (Notes 1 and 7)	12.6	17.2
Goodwill (Notes 3 and 4)	80.8	73.1
Software and other intangibles, net (Note 2)	142.6	141.9
Notes receivable, net of discounts	6.1	5.5
Other assets	25.3	27.4

Total Assets	$1,220.0	$1,232.6

Liabilities
Current Liabilities
Trade accounts payable	$78.3	$81.3
Short-term borrowings (Note 5)	57.1	102.2
Accrued compensation	79.3	72.7
Accrued product warranties (Note 13)	15.2	17.1
Accrued litigation (Note 15)	21.2	21.2
Other current liabilities	49.2	49.8

Total current liabilities	300.3	344.3

Long-term debt (Note 5)	99.0	99.7
Accrued pension and postretirement benefits (Note 6)	99.1	100.7
Deferred income taxes (Notes 1 and 10)	8.2	16.8
Other long-term liabilities	56.4	61.8

Total Liabilities	563.0	623.3

Noncontrolling Interest (Note 3)	8.4	—

Commitments and Contingencies (Note 15)

Shareholders’ Equity
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	122.3	119.0
Retained earnings	1,135.5	1,105.2
Accumulated other comprehensive loss (Note 8)	(63.9)	(59.9)
Treasury stock, at cost (Note 2)	(549.7)	(559.4)

Total Shareholders’ Equity	648.6	609.3

Total Liabilities, Noncontrolling Interest and Shareholders’ Equity	$1,220.0	$1,232.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	March 31,	March 31,
	2010	2009
Operating Activities
Net income (loss)	$44.4	$(451.6)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	49.5	50.9
Impairment of goodwill and other intangibles	—	470.0
Investment income	0.1	0.1
Provision for deferred income taxes	(8.4)	(2.5)
Loss on disposal of property, equipment leased to others and intangible assets	1.8	2.0
Stock compensation	7.2	5.3
Tax settlement	(6.5)	—
Change in working capital excluding cash, current investments, current debt and acquisitions:
Trade accounts receivable	3.9	79.2
Inventories	(13.4)	(4.5)
Other current assets	(22.4)	(8.6)
Trade accounts payable	(4.7)	(32.5)
Accrued expenses and other liabilities	1.8	(29.8)
Other, net	(4.2)	12.0

Net cash provided by operating activities	49.1	90.0

Investing Activities
Capital expenditures and purchase of intangibles	(27.5)	(29.6)
Proceeds on sales of property and equipment leased to others	1.0	1.4
Investment in/acquisitions of businesses, net of cash acquired	(7.1)	(187.2)
Proceeds on investment sales/maturities	5.0	1.3

Net cash used in investing activities	(28.6)	(214.1)

Financing Activities
Change in short-term debt	(0.2)	2.4
Payment on revolver	(45.0)	—
Payment of cash dividends	(12.9)	(12.8)
Proceeds on exercise of options	2.9	—
Proceeds from stock issuance	1.3	—
Treasury stock acquired	(1.0)	(0.6)

Net cash used in financing activities	(54.9)	(11.0)

Effect of exchange rate changes on cash	(1.0)	(2.0)

Total Cash Flows	(35.4)	(137.1)

Cash and Cash Equivalents:
At beginning of period	170.6	221.7

At end of period	$135.2	$84.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited, Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its majority-owned subsidiaries. The September 30, 2009 Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All subsidiaries are wholly-owned with the exception of the 60 percent owned joint venture acquired during the first quarter of fiscal 2010 and discussed in Note 3. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), investments (Note 7), income taxes (Note 10), accrued warranties (Note 13) and accrued litigation and self insurance reserves (Note 15), among others.
Investment Securities
At March 31, 2010, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. During the first quarter of 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”), which allows the Company to put all or part of the ARS held with UBS at par value anytime during the period of June 30, 2010 through July 2, 2012. Additionally, UBS may redeem these securities at par value plus interest at any time prior to June 30, 2010 at their discretion.
We recorded the Put as an asset and made the election to report it at estimated fair value and record the income from initial valuation and the related changes in fair value as a component of “Investment income and other” within the Condensed Consolidated Statements of Income (Loss). Also, because we intend to sell these securities to UBS at par value, the related ARS are classified as “trading”. As trading securities, the changes in fair value corresponding to the UBS related ARS are also recorded as a component of “Investment income and other” within our Condensed Consolidated Statements of Income (Loss). We made these elections so that the effects of changes in the fair value of the UBS related ARS and the Put would substantially offset within our Condensed Consolidated Statements of Income (Loss), thereby reducing the volatility we might otherwise experience. At March 31, 2010, the $12.2 million of our ARS not subject to the Put continue to be classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).
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
Recently Issued Accounting Standards
There have been no significant changes to recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2009 Form 10-K and our assessment of those standards’ impact, except as noted below:
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
2. Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	March 31,	September 30,
	2010	2009
Allowance for possible losses and discounts on trade receivables	$29.5	$27.5

Inventories:
Finished products	$64.4	$57.4
Raw materials and work in process	41.4	34.6

Total inventory	$105.8	$92.0

Accumulated depreciation of equipment leased to others and property	$558.1	$548.8

Accumulated amortization of intangible assets	$124.2	$111.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,962,801	62,667,562

Treasury shares	17,361,111	17,656,350
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

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Goodwill	$7.7
Trade Name	1.5
Customer relationships	7.7
Technology	2.4
Net liabilities assumed	(0.7)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)

Total purchase price	$7.2

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of intangible valuations and working capital adjustments.
The joint venture agreements contain both a put option for Encompass Group and a call option for the Company, requiring or allowing Hill-Rom to purchase the remaining 40 percent interest which are based on predetermined earnings multiples. Changes to the value of the put are accreted to noncontrolling interest in our Condensed Consolidated Balance Sheet with the offset being recorded as a component of retained earnings.
The goodwill of $7.7 million arising from the joint venture consists largely of the synergies created from combining ETSS’s focus on customer replacement surfaces with our platform brands. The goodwill is deductible for tax purposes and will be allocated entirely to our North America Acute Care segment.
The useful lives assigned to intangibles identified as part of the joint venture are as follows:

Useful Life
Trade name	7
Customer relationships	7
Technology	5
If the Encompass joint venture had been consummated at the beginning of our 2009 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.
Liko
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The purchase price remains subject to adjustment based on finalization of working capital and net debt adjustment provisions contained in the purchase agreements. Any such adjustment is expected to be favorable and not material and would be recorded in our Consolidated Statement of Income (Loss) as a reduction of the goodwill impairment charge that we recorded during our fiscal 2009.
4. Impairment of Goodwill and Other Intangibles
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. During the second quarter of fiscal 2009, as a result of the decline in our market capitalization related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of its normal third fiscal quarter test period.
The impairment test resulted in an impairment of goodwill and other intangibles in the second quarter of fiscal 2009 in each of the Company’s three reportable segments in the following amounts: North America Acute Care $292.0 million, North America Post-Acute Care $62.0 million and International and Surgical $116.0 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International and Surgical reporting segments.
5. Financing Agreements
Total debt consists of the following:

	March 31,	September 30,
	2010	2009

Outstanding finance credit lines	$12.1	$12.2
Revolving credit facility	45.0	90.0
Unsecured 8.50% debentures due on December 1, 2011	48.8	49.3
Unsecured 7.00% debentures due on February 15, 2024	19.8	19.8
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	0.8

Total debt	156.1	201.9
Less current portion of debt	57.1	102.2

Total long-term debt	$99.0	$99.7

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.
Unsecured debentures outstanding at March 31, 2010 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $2.6 million at March 31, 2010 and $3.1 million at September 30, 2009. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.
The Company has a $500.0 million five-year senior revolving credit facility. The term of the five-year facility expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of March 31, 2010, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $6.2 million under the five-year facility, leaving $448.8 million of borrowing capacity. During the first quarter of fiscal 2010, we made a payment of $45.0 million on our credit facility to reduce a portion of the short-term debt originally borrowed in conjunction with the Liko acquisition.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $104.4 million and $95.7 million at March 31, 2010 and September 30, 2009.
6. Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq, Inc. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We generally contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare. Annual costs related to the domestic postretirement health care plan are not significant.
As discussed in Note 9, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit plan and post retirement health care plan. The plan curtailment and special termination benefits related to the post retirement health care plan were $1.4 million. The impact of the remeasurement in the master defined benefit plan is included within the following table.
The components of net pension expense for our defined benefit pension plans were as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Service cost	$1.3	$1.0	$2.5	$2.0
Interest cost	3.3	3.3	6.6	6.6
Expected return on plan assets	(3.3)	(3.4)	(6.6)	(6.7)
Amortization of unrecognized prior service cost, net	0.1	0.2	0.3	0.3
Amortization of net (gain) loss	0.7	—	1.3	—

Net periodic benefit cost	2.1	1.1	4.1	2.2
Curtailment loss	—	1.5	—	1.5
Special termination benefits	—	1.3	—	1.3

Net pension expense	$2.1	$3.9	$4.1	$5.0

7. Fair Value of Financial Assets and Liabilities
Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis included in its Condensed Consolidated Balance Sheets, as of March 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$73.9	$73.9	$—	$—
Trading securities	24.5	—	—	24.5
Foreign exchange contracts	(0.4)	—	(0.4)	—
Available-for-sale marketable securities	12.2	—	—	12.2
Put rights	1.6	—	—	1.6

Total assets at fair value	$111.8	$73.9	$(0.4)	$38.3

The investment securities identified in the above table consist primarily of AAA rated student loan ARS. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At March 31, 2010, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. We valued the associated Put right (see Note 1) as the difference between the par value and the fair value of ARS on a present value basis, as adjusted for any bearer risk associated with UBS’s financial ability to repurchase its portion of ARS beginning June 30, 2010.
The following table presents the activity related to our ARS and the Put during the six month period ended March 31, 2010.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss
Balance at October 1, 2009	$16.7	$24.9	$1.5	$1.2	$—
Change in fair value	0.1	—	0.1	(0.1)	(0.1)
Sales or redemptions	(4.6)	(0.4)	—	(0.2)	0.1

Balance at March 31, 2010	$12.2	$24.5	$1.6	$0.9	$—

8. Comprehensive Income
The net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations are required to be included in comprehensive income.
The composition of comprehensive income (loss) is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net income (loss)	$24.5	$(465.8)	$44.4	$(451.6)

Unrealized losses on available-for-sale securities:
Unrealized holding (losses) gains arising during period, net-of-tax	0.2	0.6	0.3	(2.1)
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	—	—	—	2.7

Net unrealized gain (loss)	0.2	0.6	0.3	0.6

Foreign currency translation adjustment, net-of-tax	(1.2)	3.4	(4.2)	(26.8)

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	—	(16.9)	(0.1)	(16.9)

Total comprehensive income (loss)	23.5	$(478.7)	40.4	$(494.7)

Comprehensive income attributable to the noncontrolling interest	(0.3)	—	(0.4)	—

Total comprehensive income (loss) attributable to common shareholders	$23.2	$(478.7)	$40.0	$(494.7)

9. Special Charges
During the second quarter of fiscal 2010, we announced organizational changes consistent with our on-going efforts to improve our cost structure and business processes. These changes included the elimination of approximately 160 employee positions. The result was a special charge of $5.0 million primarily related to severance and other benefits provided to affected associates. The majority of the cash expenditures associated with the severance will be completed by the end of our 2010 fiscal year.
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
The plan impacted approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce. During the second quarter of fiscal 2009, the plan resulted in a charge of $9.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment, discontinued use of a building under an operating lease and other charges of approximately $3.7 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages resulted in cash expenditures that will primarily be paid by the end of fiscal 2010. Cash expenditures for the lease will be paid over the remaining lease period.

Activity related to these actions during fiscal 2010 was as follows:

	Beginning				Ending
	Balance				Balance
	October 1, 2009	Expenses	Cash Payments	Reversals	March 31, 2010
Fiscal Year 2010
Q2 Action — Restructuring	$—	$5.0	$(0.1)	$—	$4.9

Fiscal Year 2009
Q2 Action — Restructuring	$4.5	$—	$(3.1)	$—	$1.4

The above table excludes the impact of asset impairments related to assets held for sale and the impact of these actions on our pension and postretirement health care plans.
10. Income Taxes
The tax rates for the three- and six-month periods ended March 31, 2010 are 17.5 percent and 28.8 percent compared to negative 0.4 percent and negative 1.9 percent for the comparable periods in the prior year. The effective tax rates for the three- and six-month periods ended March 31, 2009 are unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rates for all periods were also impacted by certain discrete tax items.
The rate for the three- and six-month periods ended March 31, 2010 were favorably impacted by the recognition of net discrete period tax benefits of $5.7 million and $5.2 million, relating primarily to the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the Internal Revenue Service (“IRS”) during the quarter of $6.5 million. This compares to $0.8 million of net discrete period expense items recognized in the second quarter of fiscal 2009 and $0.5 million of net discrete tax benefits recorded during the first six months of fiscal 2009 primarily due to the “catch-up” for the retroactive reinstatement of the research and development tax credit.
The agreement reached with the IRS during the quarter related to the Company’s previously disclosed protest of the character of certain payments received to terminate interest rate swap contracts. The resolution of this issued concluded the IRS audit for the fiscal years ended 2002 through 2006.
Primarily as a result of the agreement with the IRS, the total amount of gross unrecognized tax benefits has decreased from September 30, 2009. As of March 31, 2010 the total amount of gross unrecognized tax benefits was $28.1 million, which includes $10.7 million that, if recognized, would impact the effective tax rate in future periods. The remaining amounts relates to items which, if recognized would not impact our effective tax rate.
It is reasonably possible that the Company will resolve other on-going audit issues with the IRS, state, local or foreign jurisdictions in the next twelve months. The resolution of these matters, in combination with the expiration of certain statutes of limitation in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $8 to $12 million in the next twelve months, excluding interest.
11. Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 5.4 million and 5.2 million for the three-and six-month periods ended March 31, 2010, and 6.7 million and 5.2 million for the comparable periods of fiscal year 2009. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the three-and six-month periods ended March 31, 2009, as a result of our net loss and to avoid dilution of the net loss, our basic and diluted earnings per share were identical.
Earnings per share is calculated as follows (share information in thousands):

	Quarterly Period Ended		Year-to-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	$24.2	$(465.8)	$44.0	$(451.6)

Average shares outstanding — Basic	62,887	62,578	62,768	62,559
Add potential effect of exercise of stock options and other unvested equity awards	613	—	556	—

Average shares outstanding — Diluted	63,500	62,578	63,324	62,559

Net income (loss) attributable to common shareholders per common share — Basic	$0.38	$(7.44)	$0.70	$(7.22)

Net income (loss) attributable to common shareholders per common share — Diluted	$0.38	$(7.44)	$0.69	$(7.22)

12. Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $2.3 million and $4.6 million for the three-and six-month periods ended March 31, 2010 and $1.8 million and $3.5 million for the comparable periods of fiscal year 2009.
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
A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Balance at beginning of period	$15.4	$20.8	$17.1	$16.9
Provision for warranties during the period	4.2	2.3	7.2	5.2
Effect of acquisition	—	1.1	—	6.5
Warranty claims during the period	(4.4)	(5.1)	(9.1)	(9.5)

Balance at end of period	$15.2	$19.1	$15.2	$19.1

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
In conjunction with our acquisition and divestiture activities, we have entered into select guarantees and indemnifications of performance with respect to the fulfillment of commitments under applicable purchase and sale agreements. The arrangements generally indemnify the buyer or seller for damages associated with breach of contract, inaccuracies in representations and warranties surviving the closing date and satisfaction of liabilities and commitments retained under the applicable contract. For those representations and warranties that survive closing generally, they survive for periods up to five years or the expiration of the applicable statutes of limitations. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for select provisions. With respect to sale transactions, we also routinely enter into non-competition agreements for varying periods of time. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
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

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenues:
North America Acute Care	$206.7	$188.6	$404.6	$392.1
North America Post-Acute Care	51.1	48.9	103.7	99.3
International and Surgical	100.2	100.8	207.6	199.7
Total eliminations	(0.9)	(1.0)	(3.5)	(2.2)

Total revenues	$357.1	$337.3	$712.4	$688.9

Divisional income:
North America Acute Care	$53.6	$44.6	$107.6	$91.4
North America Post-Acute Care	14.8	13.5	31.6	28.3
International and Surgical	14.8	17.0	27.2	27.8
Functional costs	(46.6)	(49.8)	(95.5)	(99.2)

Total divisional income	36.6	25.3	70.9	48.3

Impairment of goodwill and other intangibles	—	(470.0)	—	(470.0)
Special charges	(5.0)	(17.8)	(5.0)	(17.8)

Operating profit (loss)	31.6	(462.5)	65.9	(439.5)

Interest expense	(2.2)	(2.3)	(4.3)	(5.1)
Investment income and other, net	0.3	0.8	0.8	1.6

Income (loss) before income taxes	$29.7	$(464.0)	$62.4	$(443.0)

15. Commitments and Contingencies
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former Batesville Casket Company, Inc. subsidiary (“Batesville”) (now wholly owned by Hillenbrand, Inc., an unaffiliated company), and three national funeral home businesses (the “FCA Action”). The FCA plaintiffs sought certification of a class including all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the longest period permitted by the applicable statute of limitations. A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). On March 26, 2009, the District Judge denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009 a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. On July 9, 2009, the FCA plaintiffs filed a request for reconsideration of the denial of their petition. On July 29, 2009, a three judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing by all of the judges sitting on the Fifth Circuit Court of Appeals.
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
Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. The District Court issued an order stating that no summary judgment motions would be entertained. The trial of the FCA plaintiffs’ remaining individual claims may begin as early as late summer 2010.
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
Freedom Medical Antitrust Litigation
On October 19, 2009, Freedom Medical, Inc. filed a complaint alleging federal antitrust claims and claims under Texas antitrust and common law against the Company, another supplier and two group purchasing organizations (“GPOs”) under the caption Freedom Medical, Inc. v. Hill-Rom Company, Inc. et al (Civil Action No. 5:09cv152, United States District Court, Eastern District of Texas). Freedom Medical alleges that the GPOs’ contracts with the Company and the other supplier excluded Freedom Medical from the biomedical equipment rental market and maintained the Company’s market share in violation of state and federal antitrust laws. Freedom Medical, in fact, has a contract with one of the GPOs. Since the filing of the complaint, Freedom Medical has dismissed that GPO as a defendant, pursuant to a settlement agreement. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We intend to defend this matter vigorously. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages. We cannot give any assurances that this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total

$316.3 million of the settlement amounts into escrow during that year. As of March 31, 2010 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
16. Subsequent Events
We have performed an evaluation of subsequent events and concluded there were no subsequent events that required recognition or disclosure in these condensed consolidated financial statements.

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
It is important to note that forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. There are a number of factors — many of which are beyond our control — that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. For a more in depth discussion of the factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“2009 Form 10-K”) as filed with the United States Securities and Exchange Commission (“SEC”), as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements. Readers should also refer to the various disclosures made by us in our periodic reports on Form 8-K filed with the SEC.
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
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. The new law is expected to increase health coverage, which could translate into increased utilization and associated use of our products and services. However, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. The impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement and a variety of provider quality initiatives could have a materially adverse affect on our business, results of operations and cash flows. For additional information regarding health care reform see Part II Item 1A. Risk Factors.
For a detailed discussion of industry trends, strategy and other factors impacting our businesses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Industry Trends, Strategy and Other Factors Impacting Hill-Rom’s Business” in our 2009 Form 10-K.

Use of Non-GAAP Financial Measures
These condensed consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (GAAP). We provide adjusted income before income taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.
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
Consolidated Revenues

	Quarterly Period Ended		Percentage Change
	March 31,	March 31,		Constant
(Dollars in millions)	2010	2009	Reported	Currency
Revenues:
Capital sales	$236.2	$219.6	7.6	4.5
Rental revenues	120.9	117.7	2.7	1.6

Total Revenues	$357.1	$337.3	5.9	3.5

	Year-To-Date Period Ended		Percentage Change
	March 31,	March 31,		Constant
(Dollars in millions)	2010	2009	Reported	Currency
Revenues:
Capital sales	$467.8	$455.6	2.7	(0.5)
Rental revenues	244.6	233.3	4.8	3.5

Total Revenues	$712.4	$688.9	3.4	0.8

Consolidated revenues increased 5.9 and 3.4 percent for the three- and six-month periods ended March 31, 2010. For the same periods, revenues increased 3.5 and 0.8 percent on a constant currency basis.
•
Capital sales increased 7.6 and 2.7 percent for the three- and six-month periods ended March 31, 2010. On a constant currency basis, capital sales increased 4.5 percent for the second quarter and decreased 0.5 percent for the first six months. Capital sales increased for both periods as a result of second quarter North America Acute Care sales volume increases in patient support systems due to a modest recovery and stabilization from prior year. These increases were offset in both periods by second quarter volume declines in Europe and our divestiture of certain non-strategic health information technology product lines in the prior year. Our pricing was also modestly favorable for both the three- and six-month periods.

•
Rental revenues increased 2.7 and 4.8 percent for the three- and six-month periods ended March 31, 2010. On a constant currency basis, rental revenues increased 1.6 and 3.5 percent for the same periods. The increase in rental revenues for both periods was mainly due to North America Acute Care growth in therapy rental revenue due to continued growth of our Envision® wound surface and our recently introduced VersaCare® P500 wound surface. For the first six months we also had improvements in our moveable medical equipment fleet rentals associated with a stronger flu season in fiscal 2010, along with increased rental revenues in our bariatric products and respiratory care business.

Consolidated Gross Profit

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
(Dollars in millions)	2010	2009	2010	2009
Gross Profit
Capital sales	$101.8	$86.4	$202.9	$175.9
% of Related Revenues	43.1%	39.3%	43.4%	38.6%

Rental revenues	$70.0	$67.0	$139.7	$130.0
% of Related Revenues	57.9%	56.9%	57.1%	55.7%

Total Gross Profit	$171.8	$153.4	$342.6	$305.9
% of Related Revenues	48.1%	45.5%	48.1%	44.4%

Consolidated gross profit increased 12.0 percent for both the three- and six-month periods ending March 31, 2010, and increased as percentages of revenues 260 and 370 basis points for the same periods.
•
Capital sales gross profit increased 17.8 and 15.3 percent for the three- and six-month periods ended March 31, 2010. Gross margin (as a percentage of revenues) for capital sales increased 380 and 480 basis points for the same periods. These increases for both periods were primarily due to favorable material costs, several productivity initiatives in fiscal 2009 and an improved mix towards higher margin products and geographic regions. In addition, the prior year included non-recurring charges of $1.0 and $2.9 million related to the acquisition accounting step-up of acquired Liko inventories sold during the three- and six-month periods ended March 31, 2010.

•
Rental revenue gross profit increased 4.5 and 7.5 percent for the three- and six-month periods ended March 31, 2010. Strong therapy rental revenues within our North America Acute Care segment were the primary reason for the increases in both periods. Gross margin (as a percentage of revenues) for rental revenues increased 100 and 140 basis points for the same periods related to the higher margins on recent product introductions and continued strong leverage and profitability improvements of our field service network.

Other

	Quarterly Period Ended		Year-To-Date Period Ended
	March 31,	March 31,	March 31,	March 31,
(Dollars in millions)	2010	2009	2010	2009

Research and development expenses	$14.4	$14.5	$29.3	$27.8
Percent of Total Revenues	4.0%	4.3%	4.1%	4.0%

Selling and administrative expenses	$120.8	$113.6	$242.4	$229.8
Percent of Total Revenues	33.8%	33.7%	34.0%	33.4%

Impairment of goodwill and other intangibles	$—	$470.0	$—	$470.0
Special charges	$5.0	$17.8	$5.0	$17.8

Interest expense	$(2.2)	$(2.3)	$(4.3)	$(5.1)
Investment income	$0.5	$0.7	$1.1	$1.6
Other	$(0.2)	$0.1	$(0.3)	$—
Research and development expense remained relatively unchanged for the second quarter and increased 5.4 percent for the first six months of fiscal 2010. The increase for the six-month period ended March 31, 2010 was due to our continued investment in the development of innovative new products, with the flat expenditures in the second quarter primarily related to the timing of such projects. Selling and administrative expenses increased 6.3 and 5.5 percent for the three- and six-month periods ended March 31, 2010, primarily due to the unfavorable impact of foreign exchange rates of $2.3 and $5.3 million, accompanied by increases for both periods in performance-based compensation expense, investments in our sales channels and stock based compensation. These increases were partially offset by savings from prior periods eliminated positions and our continuous improvement activities.
During our second quarter of 2009, we recorded a $470 million impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the quarter related to the overall macro-economic climate and the resulting unfavorable impact on hospital capital spending and our operating results during that period. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which were used to reduce the implied value of our goodwill when calculating the impairment charge. For further information regarding the charge, refer to Note 4 to the Condensed Consolidated Financial Statements.
During the second quarter of fiscal 2010, we announced organizational changes that included the elimination of approximately 160 employee positions across the Company resulting in a special charge of $5.0 million primarily related to severance and other benefits provided to affected associates. The foregoing job eliminations are anticipated to yield annualized savings of approximately 16 million.
During the second quarter of 2009, special charges of $17.8 million were recognized in connection with a plan to aggressively manage our cost structure, which included the elimination of approximately 450 salaried, hourly and temporary employees. The plan resulted in a charge of approximately $9.9 million during the quarter related to severance and early retirement packages. Additionally, post retirement health care costs, the waiver of an early retirement pension penalty offered in conjunction with a voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs associated with the actions were also taken in the amount of $3.7 million. For further information regarding special charges, refer to Note 9 to the Condensed Consolidated Financial Statements.
The decline in interest expense for both the three- and six-month periods ended March 31, 2010, resulted from lower interest rates and lower outstanding debt during both periods. Investment income decreased for both periods, despite a larger cash balance period over period, due to the drop in interest rates.
GAAP Earnings and Adjusted Earnings

	Quarterly Period Ended
	March 31, 2010			March 31, 2009
	Income			Loss
	Before	Income		Before	Income
	Income	Tax	Diluted	Income	Tax	Diluted
(Dollars in millions except per share data)	Taxes	Expense	EPS	Taxes	Expense	EPS

GAAP Earnings (Loss)	$29.7	$5.2	$0.38	$(464.0)	$1.8	$(7.44)
Adjustments:
Impairment of goodwill and other intangibles	—	—	—	470.0	—	7.51
Effect of Liko inventory valuation	—	—	—	1.0	0.3	0.01
Liko acquisition integration charges	—	—	—	0.8	0.3	0.01
Special charges	5.0	1.7	0.05	17.8	6.6	0.18
Tax settlement	—	6.5	(0.10)	—	—	—

Adjusted Earnings	$34.7	$13.4	$0.33	$25.6	$9.0	$0.27

	Year-To-Date Period Ended
	March 31, 2010			March 31, 2009
	Income			Loss
	Before	Income		Before	Income
	Income	Tax	Diluted	Income	Tax	Diluted
	Taxes	Expense	EPS	Taxes	Expense	EPS

GAAP Earnings (Loss)	$62.4	$18.0	$0.69	$(443.0)	$8.6	$(7.22)
Adjustments:
Impairment of goodwill and other intangibles	—	—	—	470.0	—	7.51
Effect of Liko inventory valuation	—	—	—	2.9	0.8	0.03
Liko acquisition integration charges	—	—	—	1.1	0.4	0.01
Special charges	5.0	1.7	0.05	17.8	6.6	0.18
Tax settlement	—	6.5	(0.10)	—	—	—

Adjusted Earnings	$67.4	$26.2	$0.64	$48.8	$16.4	$0.52

The tax rates for the three- and six-month periods ended March 31, 2010 are 17.5 percent and 28.8 percent compared to negative 0.4 percent and negative 1.9 percent for the comparable periods in the prior year. The rates for the three- and six-month periods ended March 31, 2010 were favorably impacted by the recognition of net discrete period tax benefits relating primarily to the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the Internal Revenue Service (“IRS”) during the second quarter of $6.5 million. The effective tax rates for the three- and six-month periods ended March 31, 2009 are unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. For further information regarding our unrecognized tax benefits, refer to Note 10 to the Condensed Consolidated Financial Statements.

The adjusted effective tax rates were 38.9 percent and 33.6 percent for the six months ending March 31, 2010 and 2009. The higher rate in the first half of fiscal 2010 is due primarily to the research and development tax credit and the timing of its expiration and reinstatement. For fiscal 2009, we entered the year with no allowable credit, but its reinstatement in the first quarter required a retroactive “catch-up” of previously unrecognized credits. For fiscal 2010, the credit expired at the end of our first quarter.
Net income attributable to common shareholders was $24.2 million for the second quarter and $44.0 million for the first six months ended March 31, 2010. On an adjusted basis, net income attributable to common shareholders increased $4.4 and $8.4 million, 26.5 percent and 25.9 percent, for the three- and six-month periods ended March 31, 2010. Diluted earnings per share were $0.38 for the second quarter and $0.33 on an adjusted basis, compared to a diluted loss per share of $7.44 in the prior year and $0.27 on an adjusted basis. For the first six months, diluted earnings per share were $0.69 and $0.64 on an adjusted basis compared to a diluted loss per share of $7.22 in the prior fiscal year, or an adjusted diluted earnings per share of $0.52.
Business Segment Results of Operations

	Quarterly Period Ended		Percentage Change
	March 31,	March 31,		Constant
(Dollars in millions)	2010	2009	% Change	Currency
Revenues:
North America Acute Care	$206.7	$188.6	9.6	8.5
North America Post-Acute Care	51.1	48.9	4.5	4.5
International and Surgical	100.2	100.8	(0.6)	(6.3)
Total eliminations	(0.9)	(1.0)	(10.0)	(20.0)

Total revenues	$357.1	$337.3	5.9	3.5

Divisional income:
North America Acute Care	$53.6	$44.6	20.2
North America Post-Acute Care	14.8	13.5	9.6
International and Surgical	14.8	17.0	(12.9)
Functional costs	(46.6)	(49.8)	(6.4)

Total divisional income	$36.6	$25.3	44.7

	Year-To-Date Period Ended		Percentage Change
	March 31,	March 31,		Constant
	2010	2009	% change	Currency
Revenues:
North America Acute Care	$404.6	$392.1	3.2	2.3
North America Post-Acute Care	103.7	99.3	4.4	4.4
International and Surgical	207.6	199.7	4.0	(3.1)
Total eliminations	(3.5)	(2.2)	59.1	72.7

Total revenues	$712.4	$688.9	3.4	0.8

Divisional income:
North America Acute Care	$107.6	$91.4	17.7
North America Post-Acute Care	31.6	28.3	11.7
International and Surgical	27.2	27.8	(2.2)
Functional costs	(95.5)	(99.2)	(3.7)

Total divisional income	$70.9	$48.3	46.8

North America Acute Care
North America Acute Care revenues increased 9.6 and 3.2 percent for the three-and six-month periods ended March 31, 2010. For the same periods, revenues increased by 8.5 and 2.3 percent on a constant currency basis. Capital sales increased 13.5 and 2.4 percent for the three-and six-month periods ended March 31, 2010. For the second quarter this increase was due mainly to higher volumes in our patient support systems and therapy products due to a modest recovery and stabilization of revenues from prior year and our joint venture with Encompass on the sale of surfaces. In addition to these increases, the first six months were also impacted by increased volumes related to our architectural products as well as modestly favorable pricing. Partially offsetting these increases in revenue was the divestiture of certain non-strategic health information technology product lines, which totaled $4.4 and $8.5 million for the three-and six-month periods ended March 31, 2009. Rental revenues increased by 2.5 and 4.8 percent, for the three-and six-month periods ended March 31, 2010. Rental revenues for both periods reflected higher therapy rental revenues from continued growth of our Envision® wound surface and our new VersaCare® P500 wound care surface launched in the second quarter of fiscal 2009. In addition to these increases, the six-month period was also impacted by an increase in bariatric frame rentals and volume increases in rentals of moveable medical equipment due to a stronger flu season in fiscal 2010.
Divisional income for North America Acute Care increased 20.2 and 17.7 percent, for the three-and six-month periods ended March 31, 2010. Total gross profit increased driven primarily by the increase in revenue and margin improvements from continued strong leverage and profitability improvements of our field service network, favorable material costs, several productivity initiatives in fiscal 2009 and an improved mix towards higher margin products. In addition, the prior year included charges related to the acquisition accounting step-up of acquired Liko inventories sold during the first six-months. Selling and administrative costs increased during the second quarter primarily due to performance based compensation, while remaining relatively flat with the first six months of fiscal 2009 due to cost improvement initiatives.
North America Post-Acute Care
North America Post-Acute Care revenues increased 4.5 and 4.4 percent for the three-and six-month periods ended March 31, 2010. Capital sales increased by 9.8 and 8.1 percent, related to volume growth in both periods of The Vest® respiratory care system and home care direct to consumer business, offset by a decline in our sales within the extended care environment due to the exit of the MedGas product line during 2009. Rental revenues increased by 2.9 and 3.4 percent for the three-and six-month periods ended March 31, 2010. Both periods were impacted by increased extended care rentals while the six-month period was also impacted by strong first quarter rentals of The Vest®. The increased respiratory care revenue year over year was driven by increased referrals in neuromuscular disease states (Medicare expanded coverage from 2009) and international growth.
North America Post-Acute Care divisional income increased 9.6 and 11.7 percent for the three-and six-month periods ended March 31, 2010. Increases for both periods were driven by increased revenue and gross margin improvements, partially offset by increased operating expenses. The improved gross margins for both periods are the result of favorable product mix, improved service costs and the exit of the MedGas product line during 2009. The increased operating expense is related to an increase in selling and marketing efforts and investments in new product development.
International and Surgical
International and Surgical revenues decreased 0.6 percent and increased 4.0 percent for the three- and six-month periods ended March 31, 2010. On a constant currency basis, revenues declined 6.3 and 3.1 percent. Capital sales decreased 1.1 percent and increased 3.2 percent for the three-and six-month periods ended March 31, 2010. For the same period, capital sales decreased 6.7 and 3.6 percent on a constant currency basis. On a constant currency basis, the decline for both the three-and six-month periods was largely driven by a reduction in capital sales in Europe during our second quarter. This decline was partially offset in both periods by strong growth of our surgical products as well as growth in Asia and the Middle East and Africa. Rental revenues increased 3.0 and 9.2 percent for the three-and six-month periods ended March 31, 2010. On a constant currency basis, rental revenues were relatively constant with the prior year for both the three-and six-month periods.
Divisional income for International and Surgical decreased 12.9 and 2.2 percent for the three-and six-month periods ended March 31, 2010. Gross profits for the same periods were consistent for the second quarter and up year-to-date. The increase in the first six-month period was primarily due to the favorable exchange rates. Operating expenses increased by $2.1 and $5.5 million for the three-and six-month periods ended March 31, 2010 due primarily to the unfavorable impact of exchange rates on costs and increased selling and marketing efforts to support our long-term growth strategies.
Liquidity and Capital Resources

	Year-To-Date Period Ended
	March 31,	March 31,
(Dollars in millions)	2010	2009
Cash Flows Provided By (Used In):
Operating activities	$49.1	$90.0
Investing activities	(28.6)	(214.1)
Financing activities	(54.9)	(11.0)
Effect of exchange rate changes on cash	(1.0)	(2.0)

Decrease in Cash and Cash Equivalents	$(35.4)	$(137.1)

Operating Activities
For the first half of fiscal 2010, net cash provided by operating activities totaled $49.1 million, compared to $90.0 million in the first half of fiscal 2009. Operating cash flows during the first six months were driven primarily by net income of $44.4 million, further adjusted by $49.5 million in non-cash expenses related to depreciation and amortization. These sources of cash were offset by changes in our working capital primarily driven by the timing of payments for income taxes including a $8.5 million payment related to the settlement of a historical IRS item, higher inventory levels in connection with increased volume and the payout of our incentive compensation and restructuring accruals related to our 2009 fiscal year.
The reduction in operating cash flows for the first half of fiscal 2010 was largely driven by the higher collection of year-end receivables in 2009 following record sales levels during the fourth quarter in fiscal 2008, current year investments in inventories and the timing of tax payments related to both higher income levels in 2010 and settlements of prior year tax audits. These decreases were offset by the increase in net income in 2010.
Investing Activities
Net cash used in investing activities totaled $28.6 million in the first half of fiscal 2010 and $214.1 million in the first half of fiscal 2009. Use of investing cash flows during the first half of 2010 was driven primarily by capital expenditures and our investment in the previously discussed joint venture with Encompass Group, offset by proceeds from the sale of a portion of auction rate securities. The decrease in net cash used in investing activities was driven by our fiscal 2009 purchase of Liko for $187.2 million, net of cash acquired, offset by a slight decline in capital spending.
Financing Activities
Net cash used in financing activities totaled $54.9 million in the first half of fiscal 2010 and $11.0 million in the first half of fiscal 2009. Cash used for financing activities during fiscal 2010 consisted mainly of our $45.0 million payment on our revolving credit facility during the first quarter, representing a portion of the short-term debt taken out in conjunction with the Liko acquisition. In addition, cash dividend payments during the first half of fiscal 2010 totaled $12.9 million, which were consistent with cash dividend payments made in fiscal 2009. These uses of cash were partially offset by cash proceeds from stock option exercises.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of March 31, 2010, we held investment securities with a fair value of $38.7 million, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). The market for ARS, of which a key characteristic has historically been a high degree of liquidity, began to experience auction failures in fiscal 2008 as the supply of securities exceeded demand. As a result, our ARS portfolio has experienced auction failures and a lower level of liquidity. During our first quarter of fiscal 2009, we entered into a settlement agreement requiring UBS Financial Services (“UBS”) to repurchase $26.1 million ($24.5 million at fair value) of these securities at par value (“Put”), which we can exercise beginning in June 2010.
We have estimated the current fair value of our ARS portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. At March 31, 2010, we have recorded to date both temporary unrealized losses and realized losses totaling $2.6 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. These losses have been partially offset by the fair value of the Put agreement with UBS. See Notes 1 and 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information pertaining to these securities and the fair value of our portfolio. If current market conditions do not improve or worsen, however, or UBS does not follow through on its repurchase commitment, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500.0 million five-year senior revolving credit facility. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. As of March 31, 2010, we had outstanding borrowings of $45.0 million and $6.2 million of outstanding, undrawn letters of credit under the facility, leaving $448.8 million of borrowing capacity available. See Note 5 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more details on the credit facility.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed interest rates as of March 31, 2010, which are classified as long-term in the Condensed Consolidated Balance Sheets.
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
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. At September 30, 2009, our latest measurement date, our pension plans were underfunded by approximately $93 million. Given the adverse performance of our plan assets, we expect increased contributions to fund the plan over the next several years. Our minimum funding requirement for 2010 is less than $10 million and we are currently assessing several incremental funding alternatives up to $40 million for 2010. Future contributions will also be impacted based on these decisions.
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
We have not repurchased any shares of our common stock in the open market in recent years. As of March 31, 2010, we had Board of Directors’ approval to repurchase 3.0 million additional shares of our common stock. Repurchased shares are used for general business purposes.
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
We are exposed to various market risks, including fluctuations in interest rates, credit availability and the current economic downturn, liquidity issues with respect to auction rate securities, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At March 31, 2010, the notional amounts of foreign exchange contracts were $16.5 million. The maximum length of time over which the Company is hedging transaction exposures is 15 months.

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
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information concerning lawsuits and legal proceedings.

Item 1A.	RISK FACTORS
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). The new law is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual/employer mandates and subsidies offered to lower income individuals with smaller employers. The majority of the expected increase in the number of insured is expected to occur after 2014, as the insurance exchanges open and Medicaid eligibility is broadened. The increase in coverage could translate into increased utilization and associated use of our products and services. However, among other initiatives, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. Outside of the excise tax, we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, the impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement and a variety of provider quality initiatives could have a materially adverse affect on our business, results of operations and cash flows. For additional information regarding health care reform as well as the other risks we face, see the discussion under “Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased 1	Paid per Share	Programs 2	or Programs
January 1, 2010 – January 31, 2010	4,458	$24.26	—	3,000,000
February 1, 2010 – February 28, 2010	458	$23.42	—	3,000,000
March 1, 2010 – March 31, 2010	2,940	$27.31	—	3,000,000

Total	7,856	$25.35	—	3,000,000

1	All shares purchased in the three months ended March 31, 2010 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2
The Board of Directors has approved the repurchase of a total of 25.7 million shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval in the three months ended March 31, 2010. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 5.	OTHER INFORMATION
William A. Hillenbrand II, the son of W August Hillenbrand, a director of the Company, was hired as Hill-Rom’s Director of Sales Effectiveness on November 2, 2009, with a $125,000 base annual salary and participation in all other employee incentive and benefit plans commensurate with other employees at his level. The Company’s Corporate Governance Standards for the Board of Directors require that any related party transactions between the Company or any of its subsidiaries and any director or executive officer of the Company shall be reviewed and preapproved by the Nominating/Corporate Governance Committee. William A. Hillenbrand II’s employment was ratified by the Committee on May 6, 2010.
Effective May 6, 2010, Susan R. Lichtenstein has been elected Senior Vice President Corporate Affairs and Chief Legal Officer and, therefore, Patrick D. de Maynadier, formerly the Company’s principal legal officer, will no longer be an executive officer of the Company for purposes of SEC disclosure rules.

Item 6.	EXHIBITS
A. Exhibits

Exhibit 3.1	Restated and Amended Articles of Incorporation of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.1 filed with Form 8-K dated March 10, 2010)

Exhibit 3.2	Amended and Restated Code of By-Laws of Hill-Rom Holdings, Inc., as currently in effect (Incorporated herein by reference to Exhibit 3.2 filed with Form 8-K dated March 10, 2010)

Exhibit 10.1	Employment Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 7, 2010)

Exhibit 10.2	Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated January 7, 2010)

Exhibit 10.3	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated January 7, 2010)

Exhibit 10.4	Separation and Release Agreement between Hill-Rom Holdings, Inc. and C. Jeffrey Kao dated March 1, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated March 3, 2010)

Exhibit 10.5	Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010

Exhibit 10.6	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010

Exhibit 10.7	Form of Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010

Exhibit 10.8	Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010

Exhibit 10.9	Employment Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010

Exhibit 10.10	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99	Hill-Rom Holdings, Inc. Corporate Governance Standards for Board of Directors, as currently in effect

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: May 6, 2010	BY:	/S/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: May 6, 2010	BY:	/S/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer