Form 10-Q
period 2010-06-30
Hill-Rom Holdings, Inc.
filed 2010-07-29
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
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
Common Stock, without par value — 63,493,840 shares as of July 21, 2010.

HILL-ROM HOLDINGS, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Statements of Income (Loss) (Unaudited) for the Quarterly and Year-to-Date Periods Ended 6/30/10 and 6/30/09	3

Condensed Consolidated Balance Sheets (Unaudited) at 6/30/10 and 9/30/09	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Year-to-Date Periods Ended 6/30/10 and 6/30/09	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-20

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	31

Item 4 — Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	32

Item 1A — Risk Factors	32

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5 — Other Information	32

Item 6 — Exhibits	33

SIGNATURES	34

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net Revenues
Capital sales	$246.2	$219.1	$714.0	$674.7
Rental revenues	114.4	115.6	359.0	348.9

Total revenues	360.6	334.7	1,073.0	1,023.6

Cost of Revenues
Cost of goods sold	132.5	134.6	397.4	414.3
Rental expenses	50.1	49.4	155.0	152.7

Total cost of revenues	182.6	184.0	552.4	567.0

Gross Profit	178.0	150.7	520.6	456.6

Research and development expenses	14.1	13.0	43.4	40.8
Selling and administrative expenses	116.2	113.7	358.6	343.5
Impairment of goodwill and other intangibles (Note 5)	—	3.8	—	473.8
Special charges (Note 10)	—	2.6	5.0	20.4

Operating Profit (Loss)	47.7	17.6	113.6	(421.9)

Gain on sale of non-strategic assets (Note 4)	—	10.2	—	10.2
Interest expense	(2.1)	(2.5)	(6.4)	(7.6)
Investment income and other, net	0.7	1.8	1.5	3.4

Income (Loss) Before Income Taxes	46.3	27.1	108.7	(415.9)

Income tax expense (Note 11)	15.5	6.9	33.5	15.5

Net Income (Loss)	30.8	20.2	75.2	(431.4)
Less: Net income attributable to noncontrolling interest	0.2	—	0.6	—

Net Income (Loss) Attributable to Common Shareholders	$30.6	$20.2	$74.6	$(431.4)

Net Income (Loss) Attributable to Common Shareholders per Common Share — Basic	$0.48	$0.32	$1.19	$(6.89)

Net Income (Loss) Attributable to Common Shareholders per Common Share — Diluted	$0.48	$0.32	$1.17	$(6.89)

Dividends per Common Share	$0.1025	$0.1025	$0.3075	$0.3075

Average Common Shares Outstanding — Basic (thousands) (Note 12)	63,193	62,583	62,889	62,573

Average Common Shares Outstanding — Diluted (thousands) (Note 12)	63,987	62,880	63,516	62,573

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30,	September 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$196.1	$170.6
Short-term investments (Notes 1 and 8)	12.0	26.4
Trade accounts receivable, net of allowances (Note 2)	329.3	346.6
Inventories (Note 2)	106.7	92.0
Deferred income taxes (Notes 1 and 11)	50.1	46.0
Other current assets	26.2	13.5

Total current assets	720.4	695.1

Equipment leased to others, net (Note 2)	139.1	154.8
Property, net (Note 2)	110.2	117.6
Investments and investment securities (Notes 1 and 8)	12.3	17.2
Goodwill (Notes 3 and 5)	80.8	73.1
Software and other intangibles, net (Note 2)	136.6	141.9
Notes receivable, net of discounts	6.8	5.5
Other assets	27.0	27.4

Total Assets	$1,233.2	$1,232.6

Liabilities
Current Liabilities
Trade accounts payable	$71.6	$81.3
Short-term borrowings (Note 6)	55.8	102.2
Accrued compensation	85.8	72.7
Accrued product warranties (Note 14)	14.9	17.1
Accrued litigation (Note 16)	21.2	21.2
Other current liabilities	42.3	49.8

Total current liabilities	291.6	344.3

Long-term debt (Note 6)	98.7	99.7
Accrued pension and postretirement benefits (Note 7)	97.9	100.7
Deferred income taxes (Notes 1 and 11)	3.3	16.8
Other long-term liabilities	56.2	61.8

Total Liabilities	547.7	623.3

Noncontrolling interest (Note 3)	8.9	—

Commitments and contingencies (Note 16)

Shareholders’ Equity
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	118.7	119.0
Retained earnings	1,159.3	1,105.2
Accumulated other comprehensive loss (Note 9)	(72.9)	(59.9)
Treasury stock, at cost (Note 2)	(532.9)	(559.4)

Total Shareholders’ Equity	676.6	609.3

Total Liabilities, Noncontrolling Interest and Shareholders’ Equity	$1,233.2	$1,232.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year-to-Date Period Ended
	June 30,	June 30,
	2010	2009
Operating Activities
Net income (loss)	$75.2	$(431.4)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	73.7	75.3
Impairment of goodwill and other intangibles	—	473.8
Investment loss	0.2	0.1
Provision for deferred income taxes	(12.7)	(1.6)
Loss on disposal of property, equipment leased to others and intangible assets	2.0	2.5
Gain on sale of non-strategic assets	—	(10.2)
Stock compensation	9.0	8.9
Tax settlements	(8.2)	—
Change in working capital excluding cash, current investments, current debt and acquisitions:
Trade accounts receivable	19.2	91.2
Inventories	(14.4)	10.8
Other current assets	(12.4)	(6.2)
Trade accounts payable	(11.4)	(40.1)
Accrued expenses and other liabilities	0.6	(21.0)
Other, net	(9.6)	15.8

Net cash provided by operating activities	111.2	167.9

Investing Activities
Capital expenditures and purchase of intangibles	(43.9)	(46.8)
Proceeds on sales of property and equipment leased to others	1.6	2.0
Investment in/acquisitions of businesses, net of cash acquired	(7.1)	(187.2)
Proceeds from sale of non-strategic assets	—	11.9
Proceeds on investment sales/maturities	19.2	1.6

Net cash used in investing activities	(30.2)	(218.5)

Financing Activities
Change in short-term debt	(1.4)	1.5
Payment on revolver	(45.0)	—
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	—	(25.7)
Payment of cash dividends	(19.4)	(19.2)
Proceeds on exercise of options	15.1	—
Proceeds from stock issuance	1.9	0.6
Treasury stock acquired	(2.3)	(0.6)

Net cash used in financing activities	(51.1)	(43.4)

Effect of exchange rate changes on cash	(4.4)	0.6

Total Cash Flows	25.5	(93.4)

Cash and Cash Equivalents:
At beginning of period	170.6	221.7

At end of period	$196.1	$128.3

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), investments (Note 8), income taxes (Note 11), accrued warranties (Note 14) and accrued litigation and self insurance reserves (Note 16), among others.
Investment Securities
At June 30, 2010, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. During the first quarter of fiscal 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS Financial Services (“UBS”), which allows the Company to put all or part of the ARS held with UBS at par value anytime during the period of June 30, 2010 through July 2, 2012. During the quarter ended June 30, 2010, UBS redeemed $14.1 million of our ARS plus interest. On June 30, 2010, we successfully exercised our rights under this Put for all remaining ARS held with UBS and received cash proceeds of $12.0 million including accrued interest on July 1, 2010.
At June 30, 2010, the $12.0 million of our ARS not subject to the Put continued to be classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).
We regularly evaluate all investments classified as available-for-sale for possible impairment based on current economic conditions, credit loss experience and other criteria. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; (iii) the assessment of whether any decline in estimated fair value is other-than-temporary; and (iv) the likelihood of selling before recovery. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The decline related to the credit loss is recognized in earnings, while the decline related to all other factors is recognized in other comprehensive income.
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
We account for uncertain income tax positions using a threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.
Recently Issued Accounting Standards
There have been no significant changes to recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2009 Form 10-K and our assessment of those standards’ impact, except as noted below:
On October 1, 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) authoritative guidance related to business combinations, noncontrolling interests in consolidated financial statements and assets acquired and liabilities assumed in a business combination that arise from contingencies. Our adoption of this guidance is prospective and applies to business combinations that occurred on or after October 1, 2009. See Note 3 for application of this standard to the joint venture entered into during our first quarter.
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

2. Supplementary Balance Sheet Information
The following information pertains to assets and consolidated shareholders’ equity.

	June 30,	September 30,
	2010	2009
Allowance for possible losses and discounts on trade receivables	$29.3	$27.5

Inventories:
Finished products	$61.7	$57.4
Raw materials and work in process	45.0	34.6

Total inventory	$106.7	$92.0

Accumulated depreciation of equipment leased to others and property	$557.4	$548.8

Accumulated amortization of intangible assets	$128.0	$111.5

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	63,488,819	62,667,562

Treasury shares	16,835,093	17,656,350
3. Acquisitions
Encompass
On November 9, 2009, the Company entered into a joint venture with Encompass Group, LLC (“Encompass Group”), a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC (“Encompass”). This joint venture includes contributed former assets of Encompass Therapeutic Support Systems (“ETSS”), a division of Encompass Group and is 60 percent owned by Hill-Rom and 40 percent owned by Encompass Group. Encompass Group, through its ETSS business unit, traditionally focused on providing surface replacement systems. For our 60 percent ownership interest in Encompass we paid $7.2 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass.

The following summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Goodwill	$7.7
Trade Name	1.5
Customer relationships	7.7
Technology	2.4
Net liabilities assumed	(0.7)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)

Total purchase price	$7.2

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on working capital adjustments.
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
Liko
On October 1, 2008, the Company acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The purchase price remains subject to adjustment based on finalization of working capital and net debt adjustment provisions contained in the purchase agreements. Any such adjustment is expected to be favorable and not material and would be recorded in our Consolidated Statement of Income (Loss) as a reduction of the goodwill impairment charge that we recorded during fiscal 2009.
4. Sale of Non-Strategic Assets
In June 2009, we completed the sale of patents and intellectual property related to our Negative Pressure Wound Therapy technology for which there were no capitalized costs reflected on our consolidated balance sheet. In May 2009, we finalized a strategic development agreement with Teletracking Technologies, Inc. (“TeleTracking”) that resulted in the purchase by TeleTracking of certain assets and obligations related to the NaviCare® Patient Flow product line. These combined transactions resulted in a gain of $10.2 million, net of related transaction costs.
5. Impairment of Goodwill and Other Intangibles
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. The assessment during the third quarter of 2010 and 2009 indicated that there was no impairment with respect to goodwill or other recorded intangible assets.
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
The impairment test initially performed in the second quarter of fiscal 2009 resulted in an impairment of goodwill and other intangibles in each of the Company’s three reportable segments in the following amounts: North America Acute Care $292.0 million, North America Post-Acute Care $62.0 million and International and Surgical $116.0 million, which represented a full impairment of goodwill in the applicable North America Acute Care and International and Surgical reporting units. During the third quarter of fiscal 2009, the Company refined its impairment assessment and recorded an additional charge of $3.8 million related to North America Post-Acute Care segment.
6. Financing Agreements
Total debt consists of the following:

	June 30,	September 30,
	2010	2009

Outstanding finance credit lines	$10.8	$12.2
Revolving credit facility	45.0	90.0
Unsecured 8.50% debentures due on December 1, 2011	48.6	49.3
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.8
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	0.8

Total debt	154.5	201.9
Less current portion of debt	55.8	102.2

Total long-term debt	$98.7	$99.7

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.
Unsecured debentures outstanding at June 30, 2010 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $2.3 million at June 30, 2010 and $3.1 million at September 30, 2009. The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

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
As of June 30, 2010, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $6.2 million under the five-year facility, leaving $448.8 million of borrowing capacity. During the first quarter of fiscal 2010, we made a payment of $45.0 million on our credit facility to reduce a portion of the short-term debt originally borrowed in conjunction with the Liko acquisition.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $111.2 and $95.7 million at June 30, 2010 and September 30, 2009.
7. Retirement and Postretirement Plans
The Company sponsors five defined benefit pension plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, two defined benefit retirement plans covering employees in Germany and France and a frozen defined benefit retirement plan related to our fiscal 2004 acquisition of Mediq, Inc. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We generally contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30 measurement date. The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare. Annual costs related to the domestic postretirement health care plan are not significant.
As discussed in Note 10, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit plan and postretirement health care plan. The plan curtailment and special termination benefits related to the postretirement health care plan were $1.4 million. The impact of the remeasurement in the master defined benefit plan is included within the following table of the components of net pension expense for our defined benefit plans.

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Service cost	$1.3	$1.0	$3.8	$3.0
Interest cost	3.3	3.4	9.9	10.0
Expected return on plan assets	(3.2)	(3.1)	(9.8)	(9.8)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.4	0.4
Amortization of net loss	0.7	—	2.0	—

Net periodic benefit cost	2.2	1.4	6.3	3.6
Curtailment loss	—	—	—	1.5
Special termination benefits	—	—	—	1.3

Net pension expense	$2.2	$1.4	$6.3	$6.4

8. Fair Value of Financial Assets and Liabilities
Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: Financial instruments with unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.
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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis included in its Condensed Consolidated Balance Sheets, as of June 30, 2010:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$196.1	$196.1	$—	$—
Trading marketable securities	12.0	12.0	—	—
Available-for-sale marketable securities	12.0	—	—	12.0
Other investments	0.4	—	0.1	0.3

Total assets at fair value	$220.5	$208.1	$0.1	$12.3

The trading marketable securities identified in the above table relate to ARS held with UBS that have been marked to actual liquidation value as of June 30 (see Note 1) and have been moved from Level 3 classification to Level 1. The available-for-sale marketable securities consist primarily of AAA rated student loan ARS. While we continue to earn interest on the ARS, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At June 30, 2010, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

The following table presents the activity related to our ARS and the Put (see Note 1) during the year-to-date period ended June 30, 2010.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss
Balance at October 1, 2009	$16.7	$24.9	$1.5	$1.2	$—
Change in fair value	0.1	1.5	(0.3)	—	(1.6)
Sales or redemptions	(4.8)	(14.4)	(1.2)	(0.2)	1.8

Balance at June 30, 2010	$12.0	$12.0	$—	$1.0	$0.2

9. Comprehensive Income
The net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses, prior service costs or credits and transition obligations are required to be included in comprehensive income.
The composition of comprehensive income (loss) is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income (loss)	$30.8	$20.2	$75.2	$(431.4)

Net gain (loss) on available-for-sale securities and other investments	—	(0.7)	0.3	(0.1)

Foreign currency translation adjustment, net-of-tax	(9.0)	5.3	(13.2)	(21.5)

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	—	(0.1)	(0.1)	(17.0)

Total comprehensive income (loss)	21.8	24.7	62.2	(470.0)

Comprehensive income attributable to the noncontrolling interest	(0.2)	—	(0.6)	—

Total comprehensive income (loss) attributable to common shareholders	$21.6	$24.7	$61.6	$(470.0)

10. Special Charges
During the second quarter of fiscal 2010, we announced organizational changes consistent with our on-going efforts to improve our cost structure and business processes. These changes included the elimination of approximately 160 employees. The result was a special charge of $5.0 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance will be completed by the end of our 2010 fiscal year.
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
The 2009 plan impacted approximately 450 salaried, hourly and temporary employees, or 7 percent of our U.S. based workforce and resulted in a cumulative charge over the second and third quarters of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with the voluntary early retirement incentive and the associated special termination and curtailment charges resulted in additional charges of $4.2 million. Asset impairments, the discontinued use of a building under an operating lease and other charges of approximately $4.3 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages resulted in cash expenditures that will primarily be paid by the end of fiscal 2010. Cash expenditures for the lease will be paid over the remaining lease period.
Activity related to these actions during fiscal 2010 was as follows:

	Beginning				Ending
	Balance				Balance
	October 1,		Cash		June 30,
	2009	Expenses	Payments	Reversals	2010
Fiscal Year 2010
Q2 Action — Restructuring	$—	$5.0	$(1.9)	$—	$3.1

Fiscal Year 2009
Q2 Action — Restructuring	$4.5	$—	$(3.8)	$—	$0.7

The above table excludes the impact of asset impairments related to assets held for sale and the impact of these actions on our pension and postretirement health care plans.
11. Income Taxes
The tax rates for the three- and nine-month periods ended June 30, 2010 are 33.5 and 30.8 percent compared to 25.5 and negative 3.7 percent for the comparable periods in the prior year. The effective tax rates for the three and nine months ended June 30, 2009 are unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. The tax rates for all periods were also impacted by certain discrete tax items.
The rate for the three months ended June 30, 2010 was favorably impacted by the recognition of discrete period tax benefits of $1.4 million relating primarily to the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the Internal Revenue Service (“IRS”) during the quarter. This compares to $3.9 million of discrete period benefits recognized in the same period of fiscal 2009 related primarily to the release of valuation allowance on capital loss carryforwards and the deferred tax benefit associated with the intangible impairment charge.
Through the first nine months of our fiscal 2010 we have recorded $6.6 million of discrete tax benefits related primarily to the resolution of income tax matters with the IRS. This compares to the first nine months of fiscal 2009 when we recorded $5.1 million of discrete tax benefits related primarily to the “catch-up” for the retroactive reinstatement of the research and development tax credit and the third quarter discrete items mentioned above.
Primarily as a result of the resolution of income tax matters with the IRS, the total amount of gross unrecognized tax benefits has decreased from September 30, 2009. As of June 30, 2010 the total amount of gross unrecognized tax benefits was $27.5 million, which includes $8.5 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized would not impact our effective tax rate.
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

12. Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 2.6 and 4.0 million for the quarterly and year-to-date periods ended June 30, 2010, and 6.3 and 5.9 million for the comparable periods of fiscal year 2009. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the year-to-date period ended June 30, 2009, as a result of our net loss and to avoid dilution of the net loss, our basic and diluted earnings per share were identical.
Earnings per share is calculated as follows (share information in thousands):

	Quarterly Period Ended		Year-to-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	$30.6	$20.2	$74.6	$(431.4)

Average shares outstanding — Basic	63,193	62,583	62,889	62,573
Add potential effect of exercise of stock options and other unvested equity awards	794	297	627	—

Average shares outstanding — Diluted	63,987	62,880	63,516	62,573

Net income (loss) attributable to common shareholders per common share — Basic	$0.48	$0.32	$1.19	$(6.89)

Net income (loss) attributable to common shareholders per common share — Diluted	$0.48	$0.32	$1.17	$(6.89)

13. Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $1.1 and $5.7 million for the quarterly and year-to-date periods ended June 30, 2010 and $2.2 and $5.6 million for the comparable periods of fiscal year 2009.
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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Balance at beginning of period	$15.2	$19.1	$17.1	$16.9
Provision for warranties during the period	3.3	4.8	10.5	10.0
Effect of acquisition	—	(0.7)	—	5.8
Warranty claims during the period	(3.6)	(4.9)	(12.7)	(14.4)

Balance at end of period	$14.9	$18.3	$14.9	$18.3

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
Functional costs include costs such as administration, finance, information technology, legal, human resource costs, along with unallocated manufacturing variances and research and development costs. Eliminations represent the elimination of inter-segment sales. Functional costs and eliminations, while not considered segments, are presented separately to aid in the reconciliation of segment information to consolidated financial information.

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
North America Acute Care	$205.0	$189.1	$609.6	$581.2
North America Post-Acute Care	49.9	50.3	153.6	149.6
International and Surgical	107.0	95.7	314.6	295.4
Total eliminations	(1.3)	(0.4)	(4.8)	(2.6)

Total revenues	$360.6	$334.7	$1,073.0	$1,023.6

Divisional income:
North America Acute Care	$59.4	$44.6	$167.0	$136.0
North America Post-Acute Care	13.7	15.2	45.3	43.6
International and Surgical	20.3	13.4	47.5	41.2
Functional costs	(45.7)	(49.2)	(141.2)	(148.5)

Total divisional income	47.7	24.0	118.6	72.3

Impairment of goodwill and other intangibles	—	(3.8)	—	(473.8)
Special charges	—	(2.6)	(5.0)	(20.4)

Operating profit (loss)	47.7	17.6	113.6	(421.9)

Gain on sale of non-strategic assets	—	10.2	—	10.2
Interest expense	(2.1)	(2.5)	(6.4)	(7.6)
Investment income and other, net	0.7	1.8	1.5	3.4

Income (loss) before income taxes	$46.3	$27.1	$108.7	$(415.9)

16. Commitments and Contingencies
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. (“FCA”) and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former subsidiary, Batesville Casket Company, Inc. (“Batesville”) (now wholly-owned by Hillenbrand, Inc., an unaffiliated company), and three national funeral home businesses (the “FCA Action”). We and Hillenbrand, Inc. have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hillenbrand, Inc. See Note 3 in our 2009 Form 10-K for more information regarding the judgment sharing agreement.
The FCA plaintiffs sought certification of a class including all United States consumers who purchased Batesville caskets from any of the funeral home co-defendants at any time during the longest period permitted by the applicable statute of limitations. A similar purported antitrust class action lawsuit was later filed by Pioneer Valley Casket Co. and several so-called “independent casket distributors” on behalf of casket sellers who were unaffiliated with any licensed funeral home (the “Pioneer Valley Action”). On March 26, 2009, the District Judge denied class certification in both cases. On April 9, 2009, the plaintiffs in the FCA case filed a petition with the United States Court of Appeals for the Fifth Circuit for leave to file an appeal of the Court’s order denying class certification. On June 19, 2009 a three-judge panel of the Fifth Circuit denied the FCA plaintiffs’ petition. The FCA plaintiffs filed a request for reconsideration of the denial of their petition and on July 29, 2009, a three judge panel of the Fifth Circuit denied the FCA plaintiffs’ motion for reconsideration and their alternative motion for leave to file a petition for rehearing by all of the judges sitting on the Fifth Circuit Court of Appeals.
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
Despite the July 29, 2009 ruling denying class certification, the FCA plaintiffs have indicated that they intend to pursue their individual injunctive and damages claims. Their individual damages claims are limited to the alleged overcharges on the plaintiffs’ individual casket purchases (the complaint currently alleges a total of ten casket purchases by the individual plaintiffs), which would be trebled, plus reasonable attorneys fees and costs. The District Court issued an order stating that no summary judgment motions would be entertained. The trial of the FCA plaintiffs’ remaining individual claims may begin as early as late summer 2010. In June 2010, co-defendant Stewart Industries settled with the plaintiffs for an amount that may effectively extinguish any of the plaintiffs’ claims for damages against the remaining defendants. The plaintiffs indicate that they intend to proceed with the case to seek attorneys’ fees and injunctive relief. The remaining defendants intend to vigorously oppose this effort based on the plaintiffs’ lack of damages and because the plaintiffs lack standing to seek injunctive relief against any remaining defendants, particularly Hill-Rom, who is not in the casket industry.
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
In connection with our assessment that it was probable that a settlement would be reached and finally approved by the Court during fiscal 2006, we recorded a litigation charge and established a litigation accrual in the amount of $358.6 million in the fourth quarter of fiscal 2005, which included certain legal and other costs associated with the proposed settlement. The Court entered the Order and Final Judgment in the third quarter of fiscal 2006, and we paid a total

$316.3 million of the settlement amounts into escrow during that year. As of June 30, 2010 we have retained a $21.2 million litigation accrual associated with the opt-outs.
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
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation. The new law is expected to increase health coverage, which could translate into increased utilization and associated use of our products and services. However, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. The impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement could have a materially adverse affect on our business, results of operations and cash flows. For additional information regarding health care reform see Part II Item 1A. Risk Factors.
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
In addition, the Company analyzes net revenues on a constant currency basis to better measure the comparability of results between periods. We believe that evaluating growth in net revenues on a constant currency basis provides an additional and meaningful assessment to both management and investors.
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
Consolidated Revenues

	Quarterly Period Ended		Percentage Change
	June 30,	June 30,		Constant
(Dollars in millions)	2010	2009	Reported	Currency
Revenues:
Capital sales	$246.2	$219.1	12.4	13.2
Rental revenues	114.4	115.6	(1.0)	(0.9)

Total Revenues	$360.6	$334.7	7.7	8.3

	Year-To-Date Period Ended		Percentage Change
	June 30,	June 30,		Constant
	2010	2009	Reported	Currency
Revenues:
Capital sales	$714.0	$674.7	5.8	3.9
Rental revenues	359.0	348.9	2.9	2.1

Total Revenues	$1,073.0	$1,023.6	4.8	3.3

Capital sales increased for the three- and nine-month periods ended June 30, 2010 as a result of North America Acute Care sales volume increases in patient support systems. Capital sales also increased for the three- and nine-month periods due to strong growth in Europe during the third quarter and continued growth in Asia and the Middle East and Africa. These increases were offset during both the three- and nine-month periods by our divestiture of certain non-strategic health information technology product lines in the prior year. Our pricing was also modestly favorable for the nine-month period.

Rental revenues declined slightly for the third quarter due to a North America Post-Acute Care third party payor refund and a decline in International rental revenues, partially offset by increases in North America Acute Care therapy rentals.
The increase in rental revenues for the first nine months was mainly due to North America Acute Care growth in therapy rental revenue due to continued growth of our Envision® wound surface and VersaCare® P500 wound surface.
Consolidated Gross Profit

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2010	2009	2010	2009
Gross Profit
Capital sales	$113.7	$84.5	$316.6	$260.4
% of Related Revenues	46.2%	38.6%	44.3%	38.6%

Rental revenues	64.3	$66.2	204.0	$196.2
% of Related Revenues	56.2%	57.3%	56.8%	56.2%

Total Gross Profit	$178.0	$150.7	$520.6	$456.6
% of Related Revenues	49.4%	45.0%	48.5%	44.6%

Consolidated gross profit increased 18.1 and 14.0 percent for the three- and nine-month periods ending June 30, 2010, and increased as percentages of revenues 440 and 390 basis points for the same periods.
•
Capital sales gross profit increased 34.6 and 21.6 percent for the three- and nine-month periods ended June 30, 2010. Gross margin (as a percentage of revenues) for capital sales increased 760 and 570 basis points for the same periods. The gross margin increases for both periods were primarily due to an improved mix towards higher margin products, favorable material costs and several productivity initiatives which began in fiscal 2009. In addition, the prior year included a third quarter charge of $4.5 million for performance issues associated with a discontinued product and non-recurring charges of $2.9 million related to the acquisition accounting step-up of acquired Liko inventories sold during the nine-month period ended June 30, 2009.

•
Rental revenue gross profit decreased 2.9 and increased 4.0 percent for the three- and nine-month periods ended June 30, 2010. Gross margin (as a percentage of revenues) for rental revenues decreased 110 basis points and increased 60 basis points for the same periods. The decline in gross margins for the quarter and increase for the year are due mainly to product mix while the nine-month period also benefited from strong leverage and cost improvements within our field service network.

Other

	Quarterly Period Ended		Year-To-Date Period Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2010	2009	2010	2009

Research and development expenses	$14.1	$13.0	$43.4	$40.8
Percent of Total Revenues	3.9%	3.9%	4.0%	4.0%

Selling and administrative expenses	$116.2	$113.7	$358.6	$343.5
Percent of Total Revenues	32.2%	34.0%	33.4%	33.5%

Impairment of goodwill and other intangibles	$—	$3.8	$—	$473.8
Special charges	$—	$2.6	$5.0	$20.4
Gain on sale of non-strategic assets	$—	$(10.2)	$—	$(10.2)

Interest expense	$(2.1)	$(2.5)	$(6.4)	$(7.6)
Investment income	$0.6	$0.5	$1.7	$2.1
Other	$0.1	$1.3	$(0.2)	$1.3
Research and development expense increased 8.5 and 6.4 percent for the three- and nine-months ended June 30, 2010. The increase in both periods was due to increased investment in the development of innovative new products. Selling and administrative expenses increased 2.2 and 4.4 percent for the three- and nine-month periods ended June 30, 2010. The increase during the three- and nine-month periods relate primarily to performance-based compensation expense. The nine-month period also included the unfavorable impact of foreign exchange rates of $4.9 million. These increases were partially offset by savings from prior period restructuring actions and our continuous improvement activities.
During our second quarter of 2009, we recorded a $470 million impairment of goodwill and other intangibles as a result of the decline in our market capitalization related to the overall macro-economic climate and the resulting unfavorable impact on hospital capital spending and our operating results. In addition, during the third quarter of fiscal 2009, we refined our impairment assessment and recorded an additional charge of $3.8 million. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which reduced the implied value of our goodwill and increased the magnitude of the impairment charge. For further information regarding the charge, refer to Note 5 to the Condensed Consolidated Financial Statements.
During the second quarter of 2010 and both the second and third quarter of 2009 we recorded special charges related to organizational changes and cost management initiatives. These actions are discussed in Note 10 to the Condensed Consolidated Financial Statements.
During the third quarter of 2009 we completed two separate sales of non-strategic assets that resulted in a gain of $10.2 million, net of transaction related costs. See Note 4 to the Condensed Consolidated Financial Statements for more information.
The decline in interest expense for both the three-and nine-month periods ended June 30, 2010, resulted from lower interest rates and lower outstanding debt during both periods. Investment income decreased for the first nine months, despite a larger cash balance period over period, due to lower interest rates.

GAAP and Adjusted Earnings

	Quarterly Period Ended
	June 30, 2010			June 30, 2009
	Income			Income
	Before	Income		Before	Income
	Income	Tax	Diluted	Income	Tax	Diluted
(Dollars in millions except per share data)	Taxes	Expense	EPS*	Taxes	Expense	EPS*

GAAP Earnings	$46.3	$15.5	$0.48	$27.1	$6.9	$0.32
Adjustments:
Gain on sale of non-strategic assets	—	1.7	(0.03)	(10.2)	(2.0)	(0.13)
Impairment of goodwill and other intangibles	—	—	—	3.8	2.2	0.03
Acquisition integration charges	—	—	—	0.6	0.2	0.01
Special charges	—	—	—	2.6	1.0	0.03

Adjusted Earnings	$46.3	$17.2	$0.45	$23.9	$8.3	$0.25

	Year-To-Date Period Ended
	June 30, 2010			June 30, 2009
	Income			Loss
	Before	Income		Before	Income
	Income	Tax	Diluted	Income	Tax	Diluted
	Taxes	Expense	EPS*	Taxes	Expense	EPS*

GAAP Earnings (Loss)	$108.7	$33.5	$1.17	$(415.9)	$15.5	$(6.89)
Adjustments:
Tax settlement	—	6.5	(0.10)	—	—	—
Gain on sale of non-strategic assets	—	1.7	(0.03)	(10.2)	(2.0)	(0.13)
Special charges	5.0	1.7	0.05	20.4	7.6	0.20
Impairment of goodwill and other intangibles	—	—	—	473.8	2.2	7.54
Effect of Liko inventory valuation	—	—	—	2.9	0.8	0.03
Acquisition integration charges	—	—	—	1.7	0.6	0.02

Adjusted Earnings	$113.7	$43.4	$1.10	$72.7	$24.7	$0.77

*	May not add due to rounding.
The tax rates through the three and nine month periods ended June 30, 2010 are 33.5 and 30.8 percent compared to 25.5 and negative 3.7 percent for the comparable periods in the prior year. The effective rates for both the third quarter of 2010 and 2009 were favorably impacted by the discrete tax benefits associated with the sale of non-strategic assets and utilization of previously unrecognized capital loss carry forwards. The nine month effective tax rate for 2010 was also favorably impacted by the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the Internal Revenue Service (“IRS”) during the second quarter of $6.5 million. The effective tax rate for the three- and more notably nine-month periods ended June 30, 2009 were impacted by the significant non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes.
The adjusted effective tax rates were 38.2 and 34.0 percent for the nine-month periods ending June 30, 2010 and 2009. The higher rate in 2010 is due primarily to the research and development tax credit and the timing of its expiration in 2010 and its reinstatement in 2009. For fiscal 2009, we entered the year with no allowable credit, but its reinstatement in the first quarter required a retroactive “catch up” of previously unrecognized credits. For fiscal 2010, the credit expired at the end of our first quarter.

Net income attributable to common shareholders was $30.6 million for the third quarter and $74.6 million for the first nine months ended June 30, 2010. On an adjusted basis, net income attributable to common shareholders increased $13.3 and $21.6 million, representing increases of 85.3 and 45.0 percent, for the three- and nine-month periods ended June 30, 2010. Diluted earnings per share increased 50.0 percent for the third quarter and 80.0 percent on an adjusted basis. For the first nine months, diluted earnings per share increased 42.9 percent on an adjusted basis.
Business Segment Results of Operations

	Quarterly Period Ended		Percentage Change
	June 30,	June 30,		Constant
(Dollars in millions)	2010	2009	% Change	Currency
Revenues:
North America Acute Care	$205.0	$189.1	8.4	7.8
North America Post-Acute Care	49.9	50.3	(0.8)	(0.8)
International and Surgical	107.0	95.7	11.8	15.4
Total eliminations	(1.3)	(0.4)

Total revenues	$360.6	$334.7	7.7	8.3

Divisional income:
North America Acute Care	$59.4	$44.6	33.2
North America Post-Acute Care	13.7	15.2	(9.9)
International and Surgical	20.3	13.4	51.5
Functional costs	(45.7)	(49.2)	(7.1)

Total divisional income	$47.7	$24.0	98.8

	Year-To-Date Period Ended		Percentage Change
	June 30,	June 30,		Constant
	2010	2009	% Change	Currency
Revenues:
North America Acute Care	$609.6	$581.2	4.9	4.1
North America Post-Acute Care	153.6	149.6	2.7	2.7
International and Surgical	314.6	295.4	6.5	2.9
Total eliminations	(4.8)	(2.6)

Total revenues	$1,073.0	$1,023.6	4.8	3.3

Divisional income:
North America Acute Care	$167.0	$136.0	22.8
North America Post-Acute Care	45.3	43.6	3.9
International and Surgical	47.5	41.2	15.3
Functional costs	(141.2)	(148.5)	(4.9)

Total divisional income	$118.6	$72.3	64.0

North America Acute Care
North America Acute Care capital sales increased 11.6 and 5.4 percent for the three-and nine-month periods ended June 30, 2010. For the third quarter this increase was due mainly to higher volumes in our patient support systems. The first nine months were also impacted by modestly favorable pricing. Partially offsetting these increases in revenue was the divestiture of certain non-strategic health information technology product lines, which generated revenues of $2.5 and $11.0 million for the three- and nine-month periods ended June 30, 2009. Rental revenues increased by 1.9 and 3.8 percent for the three- and nine-month periods ended June 30, 2010. Rental revenues for both periods reflected higher therapy rental revenues from continued

growth of our Envision® wound surface and our new VersaCare® P500 wound care surface launched in the second quarter of fiscal 2009. In addition to these increases, the nine-month period was also impacted by volume increases in rentals of moveable medical equipment due to a stronger flu season in fiscal 2010 and an increase in bariatric frame rentals.
North America Acute Care divisional income increased primarily due to increases in total gross profit for both periods. The increases in total gross profit were driven by the increase in revenue and margin improvements from an improved mix towards higher margin products, favorable material costs and several productivity initiatives in fiscal 2009 and 2010. In addition, the prior year third quarter included a charge of $4.5 million related to performance issues associated with a discontinued product and the prior year nine-month period included the acquisition accounting step-up of acquired Liko inventories sold. Selling and administrative costs remained relatively flat during the third quarter and for the nine-month period as increases in performance based compensation and administrative costs related to the joint venture with Encompass have been offset by cost improvement initiatives, including previously announced headcount actions.
North America Post-Acute Care
North America Post-Acute Care capital sales increased by 5.5 and 7.3 percent, related to volume growth in both periods of The Vest® respiratory care system and home care direct to consumer business, offset by a decline in our sales within the extended care environment partially due to the exit of the MedGas product line during 2009. Rental revenues decreased by 2.5 and increased 1.4 percent for the three-and nine-month periods ended June 30, 2010. The decrease in rental revenue during the third quarter is primarily related to a third party payor refund relating to prior years. Offsetting this refund in both periods were increased extended care rentals while the nine-month period was also impacted by strong first quarter rentals of The Vest® system.
The decline in the third quarter North America Post-Acute Care divisional income was due primarily to the third party payor refund mentioned above. The increase for the nine-month period was driven by increased revenue and gross margin improvements, partially offset by increased operating expenses. The improved gross margin is the result of favorable product mix, improved field service costs and the exit of the MedGas product line during 2009. The increased operating expense is related to an increase in selling efforts and investments in new product development.
International and Surgical
International and Surgical capital sales increased 15.3 and 7.1 percent for the three-and nine-month periods ended June 30, 2010. For the same periods, capital sales increased 18.8 and 3.6 percent on a constant currency basis. On a constant currency basis, the increase for the three- and nine month periods were driven by strong growth in Europe during the third quarter and continued growth in Asia, the Middle East and Africa and our surgical business. The growth in Europe during the third quarter partially offset volume declines experienced during the first half of our fiscal year. Rental revenues decreased 9.6 and increased 2.8 percent for the three- and nine-month periods ended June 30, 2010. On a constant currency basis, rental revenues decreased 5.1 and 1.5 percent for the three- and nine-month periods. The third quarter rental revenue decline was due to a rationalization of unprofitable business and other volume decreases in Europe.
International and Surgical divisional income for the three- and nine-month periods ended June 30, 2010, were up for both periods due to increases in gross profit partially offset by increases in operating expenses. The increases in gross profit for both periods were the result of both revenue increases and margin improvements. Operating expenses increased for the three- and nine-month periods ended June 30, 2010 related to increased selling and marketing efforts to support our long-term growth strategies. In addition, the increase in the first nine months of the fiscal year was also impacted $4.0 million due to the unfavorable impact of exchange rates on costs.

Liquidity and Capital Resources

	Year-To-Date Period Ended
	June 30,	June 30,
(Dollars in millions)	2010	2009
Cash Flows Provided By (Used In):
Operating activities	$111.2	$167.9
Investing activities	(30.2)	(218.5)
Financing activities	(51.1)	(43.4)
Effect of exchange rate changes on cash	(4.4)	0.6

Increase/(Decrease) in Cash and Cash Equivalents	$25.5	$(93.4)

Operating Activities
Operating cash flows during the first nine months were driven primarily by net income of $75.2 million, further adjusted by $73.7 million in non-cash expenses related to depreciation and amortization. These sources of cash were offset by changes in our working capital primarily driven by the timing of payments for income taxes including an $8.5 million payment related to the settlement of an outstanding tax matter with the IRS in the second quarter, higher inventory levels in connection with increased volume and the payout of our incentive compensation and restructuring accruals related to our 2009 fiscal year.
The reduction in operating cash flows for the first nine months of fiscal 2010 in comparison to fiscal 2009 was largely driven by the higher collection of year-end receivables in 2009 following record sales levels during the fourth quarter in fiscal 2008, current year investments in inventories to support higher revenue trends and the timing of tax payments related to both higher income levels in 2010 and settlements of prior year tax audits. These decreases were only partially offset by the increase in net income.
Investing Activities
Use of investing cash flows during the first nine months of 2010 was driven primarily by capital expenditures and our investment in the previously discussed joint venture with Encompass Group, offset by proceeds from the sale of a portion of our auction rate securities. The decrease in net cash used in investing activities was driven by our fiscal 2009 purchase of Liko for $187.2 million, offset by proceeds from the sale of non-strategic assets of $11.9 million and a slight decline in capital spending.
Financing Activities
Cash used for financing activities during fiscal 2010 consisted mainly of our $45.0 million payment on our revolving credit facility during the first quarter and dividend payments offset by cash proceeds from option exercises. The increase over 2009 was due to higher debt repayments offset by the cash provided from option exercises.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of June 30, 2010, we held investment securities with a fair value of $24.3 million, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). The market for ARS, of which a key characteristic had historically been a high degree of liquidity, began to experience auction failures in fiscal 2008 as the supply of securities exceeded demand. As a result, our ARS portfolio experienced auction failures and a lower level of liquidity. During the first quarter of fiscal 2009, we entered into a settlement agreement requiring UBS Financial

Services (“UBS”) to repurchase all of our securities held at UBS at par value (“Put”). On June 30, 2010, we successfully exercised our rights under this Put for all remaining ARS held with UBS and received cash proceeds of $12.0 million, including accrued interest, on July 1, 2010.
We have estimated the current fair value of our ARS portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements, and the actual liquidation value of the securities held at UBS upon exercise of our Put. At June 30, 2010, we have recorded to date both temporary unrealized losses and realized losses totaling $1.0 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. See Notes 1 and 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more information pertaining to these securities and the fair value of our portfolio. If current market conditions do not improve or worsen the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. As of June 30, 2010, we had outstanding borrowings of $45.0 and $6.2 million of outstanding, undrawn letters of credit under the facility, leaving $448.8 million of borrowing capacity available. See Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for more details on the credit facility.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed interest rates as of June 30, 2010, which are classified as long-term in the Condensed Consolidated Balance Sheets.
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
Our pension plans invest in a variety of equity and debt securities, including securities that were adversely affected by the disruption in the credit and capital markets. At September 30, 2009, our latest measurement date, our pension plans were underfunded by approximately $93 million. Given the recent performance of our plan assets, we expect increased contributions to fund the plan over the next several years. Our minimum funding requirement for 2010 is less than $10.0 million and we are currently assessing several incremental funding alternatives up to $50.0 million for 2010. Future contributions will also be impacted based on these decisions.
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
As of June 30, 2010, we had Board of Directors’ approval to repurchase 3.0 million additional shares of our common stock. We have not repurchased any shares of our common stock in the open market in recent years. However, we intend to repurchase up to one million shares of our common stock over the remainder of the fiscal year. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, disruption and volatility in the credit markets could impede our access to capital. If we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions or pension obligations, such sources of capital may not be available to us on acceptable terms, if at all.
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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At June 30, 2010, the notional amount of open foreign exchange contracts was $10 million. The maximum length of time over which the Company is hedging transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the forecasted transaction affects earnings.
For additional information on market risks related to our auction rate securities, debt instruments and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 16 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for information concerning lawsuits and legal proceedings.

Item 1A.	RISK FACTORS
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). The new law is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual/employer mandates and subsidies offered to lower income individuals with smaller employers. The majority of the expected increase in the number of insured is expected to occur after 2014, as the insurance exchanges open and Medicaid eligibility is broadened. The increase in coverage could translate into increased utilization and associated use of our products and services. However, among other initiatives, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, the impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement could have a materially adverse affect on our business, results of operations and cash flows. For additional information regarding health care reform as well as the other risks we face, see the discussion under “Item 1A. Risk Factors” in our 2009 Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under Plans or
Period	Purchased 1	Paid per Share	Programs 2	Programs
April 1, 2010 – April 30, 2010	46,891	$28.01	—	3,000,000
May 1, 2010 – May 31, 2010	—	—	—	3,000,000
June 1, 2010 – June 30, 2010	655	$28.35	—	3,000,000

Total	47,546	$28.01	—	3,000,000

1	All shares purchased in the three months ended June 30, 2010 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

2	The Board of Directors has approved the repurchase of a total of 25.7 million shares of common stock, of which 3.0 million are still available for repurchase. There were no purchases under this approval in the three months ended June 30, 2010. The approval has no expiration, and there were no terminations or expirations of plans in the current quarter.

Item 5.	OTHER INFORMATION
Effective August 2, 2010, Perry Stuckey will be elected Senior Vice President and Chief Human Resources Officer of the Company, and, therefore, effective on that date, John H. Dickey, the Company’s Senior Vice President, Human Resources, will no longer serve in that position and will no longer be an executive officer of the Company.

Item 6.	EXHIBITS
A.	Exhibits

Exhibit 10.1	Separation and Release Agreement between Hill-Rom Holdings, Inc. and Gregory J. Tucholski dated April 23, 2010

Exhibit 10.2
Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 10.3
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 10.4
Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 10.5
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 10.6
Employment Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 10.7
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended March 31, 2010)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: July 29, 2010	BY:	/S/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

DATE: July 29, 2010	BY:	/S/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer