Form 10-K
period 2010-09-30
Hill-Rom Holdings, Inc.
filed 2010-11-17
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010
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
Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $1.7 billion, based on the closing sales price of $27.21 per share as of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.
The registrant had 63,054,687 shares of its common stock, without par value, outstanding as of November 9, 2010.
Documents incorporated by reference.
Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 8, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended September 30, 2010

Page
PART I

Disclosure Regarding Forward Looking Statements

Item 1. Business	3

Item 1A. Risk Factors	8

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	14

Item 3. Legal Proceedings	14

Item 4. Reserved	14

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15

Item 6. Selected Financial Data	17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	37

Item 8. Financial Statements and Supplementary Data	39

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	82

Item 9A. Controls and Procedures	82

Item 9B. Other Information	82

PART III

Item 10. Directors, Executive Officers and Corporate Governance	83

Item 11. Executive Compensation	83

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83

Item 13. Certain Relationships and Related Transactions and Director Independence	83

Item 14. Principal Accounting Fees and Services	83

PART IV

Item 15. Exhibits and Financial Statement Schedules	84

SIGNATURES	86

Exhibit 10.18
Exhibit 10.50
Exhibit 10.51
Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
On March 31, 2008, we completed the spin-off to our shareholders of our funeral services business operating under the Batesville Casket name, through a tax-free stock dividend. In connection with the distribution, the Company (formerly known as Hillenbrand Industries, Inc.) changed its name to Hill-Rom Holdings, Inc. and began trading under the symbol “HRC” on the New York Stock Exchange. The results of operations of the funeral services business have been presented as a discontinued operation for all periods presented in this Form 10-K.
Segment Information
We operate and manage our business within three reportable segments, each of which are generally aligned by customer type. The segments are as follows:
•	North America Acute Care- sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions, to acute care facilities in North America.
•
North America Post-Acute Care- sells and rents a variety of products outside of the hospital setting including long-term acute care, extended care and home care, offering patient support systems and respiratory care products.

•	International and Surgical- sells and rents similar products as our North America businesses to Europe and the rest of the world, as well as sales of surgical accessories to facilities worldwide.
Net revenues, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 14 of Notes to the Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. No single customer accounts for more than 10 percent of our revenue in any segment.

Products and Services
We have extensive distribution capabilities and broad reach across all health care settings. We sell and rent primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. An emerging business involves the direct to consumer (“DTC”) sales for patients and families desiring the same level of product while at home. Through our network of approximately 190 North American and 20 international service centers, and approximately 1,240 North American and 300 international service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent our products. This extensive network is critical to securing contracts with Group Purchasing Organizations (“GPOs”) and serving our customers.
Our products and services are outlined below. Except where noted, we generally sell products and services and rent from each of our product categories in all of our business segments.
Patient Support Systems. Our innovative patient support systems include a variety of bed systems, along with integrated and non-integrated therapeutic bed surfaces that we rent and sell worldwide. These patient support systems can be designed for use in high, mid and low acuity settings, depending on the specific design options. Our advanced patient support systems can also provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning, wound healing and prevention, pulmonary treatment, point of care controls, and patient turn assist and upright positioning. Approximately 52 percent, 45 percent and 53 percent of our revenues during fiscal 2010, 2009 and 2008, were derived from patient support systems.
Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces designed for the prevention and treatment of a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions. These products are rented and sold across all of our segments, primarily in the U.S., Canada and Europe, with the exception of our respiratory care products, which are provided solely by our North America Post-Acute Care segment. Approximately 30 percent, 30 percent and 27 percent of our revenues were derived from these therapeutic products in fiscal 2010, 2009 and 2008.
Medical Equipment Management and Contract Services. We provide rentals and health care provider asset management services for a wide variety of moveable medical equipment, also known as MME, such as ventilators, defibrillators, intravenous pumps and patient monitoring equipment. In addition, we also sell equipment service contracts for our capital equipment, primarily in the U.S. Approximately 10 percent, 10 percent and 9 percent of our revenues were derived from these products and services in fiscal 2010, 2009 and 2008.
Patient Environment and Mobilization Solutions. These products include mobility solutions (such as lifts and other devices used to safely move patients), architectural products (such as headwalls and power columns) and health care furniture. We sell patient environment and mobility solutions products across all of our segments, primarily to acute and extended care health care facilities worldwide.
Health Information Technology Solutions. We also develop and market a variety of communications technologies and software solutions. These are designed to improve patient safety and efficiency at the point of care by, among other things, enabling patient-to-staff and staff-to-staff communications, and aggregating and delivering patient data. These products are sold mainly to our North America Acute Care customers.
Raw Materials
Principal materials used in our products include carbon steel, aluminum, stainless steel, wood and laminates, petroleum based products, such as foams and plastics, and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers.
Prices fluctuate for raw materials and sub-assemblies used in our products based on a number of factors beyond our control. Specifically, over the past several years, the fluctuating prices of certain raw materials, including metals, fuel, plastics and other petroleum based products in particular, and fuel related delivery costs, had a direct effect on our profitability. Although we generally have not engaged in hedging transactions with respect to raw material purchases, we have entered into fixed price supply contracts at times.
Most of our extended contracts with hospital GPOs and other customers for the sale of products in North America permit us to institute annual list price increases, although we may not be able to raise prices sufficiently to offset all raw material cost inflation.

Competition
In all our business segments, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth and depth of product offerings. As all of our business segments generally sell products and services in all of our product categories, we evaluate our competition based on our product categories, rather than our business segments.
The following table displays our significant global competitors with respect to each product category:

Product Categories	Competitors
Patient Support Systems	Stryker Corporation ArjoHuntleigh (Division of Getinge AB) Linet/Wissner-Bosserhoff

Non-Invasive Therapeutic Products	Kinetic Concepts, Inc. SIZEWise Rentals, LLC RecoverCare, LLC

Medical Equipment Management and Contract Services	Universal Hospital Services, Inc. Freedom Medical, Inc.

Health Information Technology Solutions	Rauland-Borg Corporation GE Medical (owns Dukane) West-Com Nurse Call Systems, Inc.

Patient Environment and Mobility Solutions	Arjo/Huntleigh (Division of Getinge AB) Guldmann Waverly Glen
Additionally, we compete with a large number of smaller and regional manufacturers.
Regulatory Matters
FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the U.S. and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance. The FDA’s Quality System regulations and the regulatory equivalents under the Medical Device Directive in the European Union set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities. From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities; however, we currently have no outstanding so-called “warning letters” which would indicate that any material remediation actions are required. In addition, there are also certain state and local government requirements that must be complied with in the manufacturing and marketing of our products.
Environmental. We are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to environmental and health and safety concerns, including the handling, storage, discharge and disposal of hazardous materials used in or derived from our manufacturing processes. When necessary, we provide for reserves in our financial statements for environmental matters. Based on the nature and volume of materials involved regarding onsite impacts and other currently known information, we do not expect the remediation costs for any onsite environmental issues in which we are currently involved to exceed $2 million.
Health Care Regulations. The Health Care industry is undergoing significant change. In March 2010, comprehensive health care reform legislation was signed into law through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement, either through competitive bidding programs or otherwise. The potential impact of these changes to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Product Development
Most of the Company’s products and product improvements have been developed internally. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. Our significant research and development activities are located in an Innovation Center at our corporate headquarters in Batesville, Indiana, as well as our locations in Cary, North Carolina, Lulea, Sweden, Montpelier and Pluvigner, France and in the Asia Pacific in Singapore.
Research and development is expensed as incurred. Research and development expense included within continuing operations for the fiscal years ended September 30, 2010, 2009 and 2008, was $58.3 million, $55.7 million and $57.3 million.
In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount spent during fiscal years 2010, 2009 and 2008 was approximately $4.8 million, $5.8 million and $9.5 million.
Patents and Trademarks
We own, and from time-to-time license, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to our business as a whole. We also own a number of trademarks and service marks relating to our products and product services, but except for the mark “Hill-Rom,” we do not believe any single trademark or service mark is of material significance to our business as a whole.
Foreign Operations and Export Sales
Information about our foreign operations is set forth in tables relating to geographic information in Note 14 of Notes to Consolidated Financial Statements, which statements are included herein under Part II, Item 8 — Financial Statements and Supplementary Data.
Employees
At September 30, 2010, we had approximately 6,350 employees worldwide. Approximately 550 of our employees work in our logistics and manufacturing operations in the U.S., where there are collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.
Executive Officers
The following sets forth certain information regarding our executive officers. The term of office for each executive officer expires on the date his or her successor is chosen and qualified. No director or executive officer has a “family relationship” with any other director or executive officer of the Company, as that term is defined for purposes of this disclosure requirement. There is no understanding between any executive officer and any other person pursuant to which the executive officer was selected.
John J. Greisch, 55, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter’s Chief Financial Officer and as President of Baxter’s BioScience division.
Gregory N. Miller, 47, was elected Senior Vice President and Chief Financial Officer of the Company effective July 2005, and has agreed with the Company to step down from this position effective December 13, 2010. He previously held the positions of Vice President — Controller and Chief Accounting Officer for the Company from May 2002 to July 2005 and Vice President — Controller from November 2001 to May 2002. Prior to joining the Company he held various leadership positions with Newell Rubbermaid, Inc., a manufacturer and marketer of name-brand consumer products.
Mark Guinan, age 48, has agreed to become the Senior Vice President and Chief Financial Officer of the Company effective December 13, 2010. Mr. Guinan previously held a variety of positions with Johnson & Johnson, most recently as the Chief Procurement Officer since October 2009. Prior to that, he served as their Vice President — Finance, Global Pharmaceutical Group, their Vice President — Finance, Global R&D and Business Operations, and also held several positions in their Ethicon Endo-Surgery business.

Abel Ang, 37, has served as the Chief Technology Officer and Vice-President of Global Product Platforms for Hill-Rom since May 2008. Prior to this, he held a variety of positions at Hill-Rom from 2006 on, and formerly headed the global Medical Technology and Biotechnology industry groups in the Singapore Economic Development Board’s (EDB) Biomedical Division.
Martha Goldberg Aronson, 43, was elected Senior Vice President and President North America for Hill-Rom in August 2010. Before joining Hill-Rom, she was most recently a Senior Vice President at Medtronic where she held a variety of marketing and general management roles, including Vice President and General Manager Gastroenterology/Urology, and Vice President and General Manager for Medtronic’s Neurological and Diabetes business in Europe.
Kimberly K. Dennis, 43, was elected Senior Vice President, North America Post-Acute Care effective October 2006. Prior to that, she served in various vice president roles at Hill-Rom leading its Turnaround Program, shared services and information technology efforts from August 2005 to October 2006.
Alejandro Infante Saracho, 49, was elected Senior Vice President and President International for Hill-Rom effective May 2010. Before joining the Company, he spent more than 25 years with Hospira and Abbott serving in a number of executive positions, including President of the Americas, General Manager International Operations and Regional Director Latin America for Hospira.
Scott Jeffers, 40, was elected Senior Vice President, Global Supply Chain for Hill-Rom in September 2010. Before joining Hill-Rom, he was General Manager for Global Lean Enterprise at GE Healthcare, a company for which he held various leadership positions over the course of 11 years.
Richard G. Keller, 49, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 2005. He had served as Executive Director — Controller of Hill-Rom since March 2004 and as Director, Financial Planning and Analysis of the Company from May 2002 to March 2004. Prior to joining the Company, Mr. Keller served as a Director in the Audit and Business Advisory Services group of PricewaterhouseCoopers LLP.
Susan R. Lichtenstein, 53, was elected Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary for Hill-Rom effective May 2010. Previously she was Corporate Vice President and General Counsel at Baxter International, where she was responsible for global legal matters, corporate communications and government affairs.
Blair A. (Andy) Rieth, Jr., 52, was hired as Vice President of Investor Relations of the Company in June 2006. Prior to joining us, he was the Investor Relations Officer of Guidant Corporation from 2000 to 2006.
Philip Settimi, 33, was elected Senior Vice President Global Marketing & Corporate Strategy and Chief Marketing Officer for Hill-Rom effective May 2010. He joined Hill-Rom from Hospira, where he was Vice President Global Marketing for Hospira’s medical device business. Dr. Settimi previously worked for General Electric’s health care business, serving in a number of marketing and strategy roles.
Perry Stuckey, 51, was elected Senior Vice President and Chief Human Resources Officer in August 2010. Before joining Hill-Rom, he was with Rockwell Automation, where he most recently was Vice President, Human Resources for Rockwell’s Automation Control Products and Solutions Business Segment.
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
We face significant uncertainty in the industry due to government health care reform, and we cannot predict how these reforms will impact our operating results.
In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). The new law is expected to increase the number of Americans with health insurance coverage by approximately 32 million through individual/employer mandates and subsidies offered to lower income individuals with smaller employers. The majority of the expected increase in the number of insured is expected to occur after 2014, as the insurance exchanges open and Medicaid eligibility is broadened. The increase in coverage could translate into increased utilization and associated use of our products and services. However, among other initiatives, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, the impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement (discussed below) could have a material adverse impact our business, results of operations and cash flows.
Changes in Medicare, Medicaid and other governmental medical programs could reduce the reimbursement we receive for our products and services.
In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulation, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes, intended to reduce the program expenditures, could adversely affect our third-party reimbursement business. Historical changes to Medicare payment programs from traditional “cost-plus” reimbursement to a prospective payment system resulted in a significant change in how our customers acquire and utilize our products. This resulted in reduced utilization and downward pressure on prices. Similarly, future revenues and profitability will be subject to the effect of possible changes in the mix of our customers’ patients among Medicare, Medicaid, third-party and private payor categories, increases in case management and the review of services or reductions in coverage or reimbursement rates by such payors.
Failure by us or our suppliers to comply with the Food and Drug Administration (“FDA”) regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.
We design, manufacture, install and distribute medical devices that are regulated by the FDA in the U.S. and similar agencies in other countries. Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenues and profitability. Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us. Moreover, our moveable medical equipment rental business is subject to product modifications executed by us on behalf of original medical equipment manufacturers that can result in unanticipated costs and temporary product shortages. Additionally, regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.
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
Federal and state fraud and abuse laws are also complex and numerous. In the durable medical equipment field, fraud and abuse risks arise most frequently in the claims submission process and in dealings with potential referral sources. With respect to the former, we have been advised of a qui tam (whistleblower) action filed against us in 2005 under the federal False Claims Act. We are not yet a party to that case, having not been served, and the government has not yet reached a final decision as to whether or not to intervene in that matter. In the meantime, we are cooperating with the government in its investigation. Because qui tam (whistleblower) cases are filed under seal, there may be other whistleblower cases filed against us of which we are currently unaware. There is also a risk that the government itself would in the future file a False Claims Act case against us alleging improper claims activity.
Under federal (and many state) laws, it is a crime to offer or pay remuneration for the referral of any federal health care program business. In addition, the Foreign Corrupt Practices Act (“FCPA”) makes it a crime to offer bribes or kickbacks to foreign governmental officials. These activities are prosecuted under the federal criminal anti-kickback statute, the FCPA and parallel civil authorities. Durable medical equipment suppliers’ relationships with physicians, home health agencies and other referral sources are subject to anti-kickback scrutiny. We are not aware of any pending investigation or enforcement action against us relating to these statutes.
If we are deemed to have violated these laws and regulations, we could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. While we believe that our practices materially comply with applicable state and federal requirements, the requirements may be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.
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
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets experienced extreme volatility and disruption over the past two years, leading to recessionary conditions and depressed levels of consumer and commercial spending. These recessionary conditions caused customers to reduce, modify, delay or cancel plans to purchase our products and services. If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the recent disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2010 by approximately $51 million. Market volatility and disruption could cause further declines in asset value or fluctuations in assumptions used to value our liability and expenses. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.
Our business is significantly dependent on major contracts with group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs. Our relationships with these organizations pose several risks.
A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital GPOs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements. Failure to be included in certain of these agreements could have a material adverse effect on our business, including capital and rental revenues.
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
Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenues. In particular, our results of operations in recent years have been adversely affected by high prices for metals, fuel, plastics and other petroleum based products. We also procure several raw materials and sub assemblies from single suppliers.
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. Although we have to some extent historically been able to offset such rising costs with increases in the prices of our products or other productivity gains, there can be no assurance that the market place will support higher prices or that such prices and productivity gains will fully offset any commodity price increases in the future. Increases in prices resulting from a tightening supply of these or other commodities or fuel could adversely affect our profitability. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions may result in increased price volatility, with resulting adverse effects on profitability.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended period of time as a result of financial difficulties, catastrophic events affecting their facilities or other factors, or if we were unable to negotiate acceptable terms for the supply of materials with these sole-source or alternate suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Difficulties in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products. Extended unavailability of a necessary raw material or sub-assembly could cause us to cease manufacturing one or more products for a period of time.
We face significant competition as a result of low cost competitors entering the market as well as consolidation among competitors, which could reduce our share of the market and our net sales. Competition could also cause us to increase expenditures or cause us to reduce our prices thereby negatively impacting our margins.
Over the past several years, consolidation and the entrance of new low cost competitors has greatly increased competition in the U.S. and abroad. These companies have competed in all areas, but most effectively in our most price sensitive segments such as extended care. During the same time period, they have grown in size and scale. If we are unable to effectively differentiate ourselves from our competitors, our market share, sales and profitability, through increased expenditures or decreased prices, could be adversely impacted.
The majority of our products are manufactured at a single facility or location, and the loss of one or more of these facilities or locations could prevent us from manufacturing all the various products we sell.
We manufacture the majority of our products in only a single facility or location. If an event occurred that resulted in material damage to one or more of these manufacturing facilities or otherwise prevented us from fully utilizing the manufacturing capabilities of such facilities, we may be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all. This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility or the regulatory requirements of the FDA or other governmental regulatory bodies. Such an event would materially negatively impact our financial condition, results of operation and cash flows.
Our international sales and operations are subject to risks and uncertainties that vary by country which could have a material adverse effect on our business and/or results of operations.
International sales accounted for approximately 30 percent of our net sales in fiscal 2010. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have manufacturing facilities in Monterrey, Mexico and Pluvigner, France, which produce products that are not produced inside the U.S., as well as other facilities and third-party suppliers that are located outside of the U.S. As a result, our international sales, as well as our sales inside the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country. Such risks include those related to political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.
Our Information Technology will require a material upgrade by 2013.
We utilize a company-wide information technology (“IT”) platform. This IT platform is integrated into substantially all of our company wide operations, and materially impacts our manufacturing, sales, accounting and other back-office functionality. We may not successfully complete the rollout of an upgrade to that platform and related features or services without diverting internal company resources from their current tasks, or hiring contractors. In addition, deployment of our upgrade may also adversely affect the performance or reliability of our current IT platform during the transition period. If we are unable to effectively manage the IT upgrade process, our future operating performance or cost structure may be negatively impacted.
Our agreements with Hillenbrand, Inc. may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to the separation of Hillenbrand, Inc. from us, including the Distribution Agreement, Judgment Sharing Agreement, Tax Sharing Agreement, Shared Services Agreements and Transitional Services Agreements, were prepared in the context of the separation and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between us and Hillenbrand, Inc. For descriptions of these agreements, see Note 3 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.
We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. While we believe our positions are appropriate, the IRS, state or foreign tax authorities could disagree with our positions, resulting in a significant tax payment.
Our strategic initiatives may not produce the intended growth in revenue and operating income.
We have previously disclosed operational strategies and initiatives. These strategies include making significant investments to achieve revenue growth and margin improvement targets both organically and through strategic acquisitions. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions, associated with announced restructuring, realignment and cost reduction activities.
Over the past few years we have announced several restructuring, realignment and cost reduction initiatives, including significant realignments of our businesses, employee terminations and product rationalizations in North America, continued restructuring, realignment and continuous improvement initiatives at our manufacturing facilities shifting a portion of our manufacturing capacity to a facility in Mexico, efforts to improve our medical equipment management services business and other streamlining initiatives. While we have started to realize the efficiencies of these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.
Product liability or other liability claims could expose us to adverse judgments or could affect the sales of our products. We are also involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions, and other matters.
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
In addition, we are currently involved in a number of claims, lawsuits and governmental investigations more thoroughly described in Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K. In particular, we are a codefendant with Batesville Casket Company, a subsidiary of Hillenbrand Inc., in a proposed class action lawsuit that, if adversely decided, could have a material adverse effect on our results of operations, financial condition and/or liquidity. The ultimate outcome of the various claims, lawsuits and governmental investigations in which we are involved cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow. We are also involved in other possible claims, including workers compensation, employment-related matters and auto liability. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims.

We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.
Although we plan to continue to grow certain of our businesses by acquiring or forming partnerships, joint ventures and alliances with other companies, we expect to compete against other companies for acquisitions and may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing for such acquisitions or relationships on acceptable terms. Moreover, once an acquisition, partnership, alliance or joint venture agreement is signed, various events or circumstances may either prevent the successful consummation of the contemplated acquisition or transaction, or make it unadvisable. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Therefore, if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our integration efforts or fully realize expected benefits from the integration, and our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Ineffective integration may also result in intangible asset impairments which could result in significant charges in our Statements of Consolidated Income (Loss).
We may not be able to attract, retain and develop key personnel. In addition, we have recently replaced a large number of key personnel.
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
Additionally, in 2010, we replaced a large number of our senior executives, including our President and CEO and many of his direct reports. Our continued success depends upon their ability to successfully manage their departments, and to successfully integrate into the company. If they are unable to effectively execute their assigned tasks, or if we are unable to successfully integrate these key personnel into the company, our operating results may suffer.
A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.
Approximately 9 percent of our employees as part of our logistics and manufacturing operations in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 14 percent of our employees. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.
Item 1B. UNRESOLVED STAFF COMMENTS
We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES
The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Cary, North Carolina, St. Paul, Minnesota and Singapore, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use
Acton, MA	Light manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Cary, NC	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Charleston, SC	Development and distribution facilities Office facilities	Development and distribution of therapy units Administration
St. Paul, MN	Office facilities	Administration
Pluvigner, France	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration
Montpellier, France	Manufacturing and development facilities	Manufacture and development of therapy units
Sydney, Australia	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
Monterrey, Mexico	Manufacturing facility	Manufacture of health care equipment
Lulea, Sweden	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of safe mobility and handling solutions Administration
Singapore	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration
In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the U.S., Canada, Western Europe, Mexico, Australia, Middle East and the Far East.
Item 3. LEGAL PROCEEDINGS
See Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.
Item 4. RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 9, 2010 was $40.47 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Fiscal Years Ended September 30,
	2010			2009
			Cash			Cash
			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared
December 31	$24.18	$19.59	$0.1025	$30.04	$15.64	$0.1025
March 31	$27.67	$23.37	$0.1025	$16.95	$8.89	$0.1025
June 30	$32.76	$27.43	$0.1025	$16.59	$9.97	$0.1025
September 30	$35.89	$28.65	$0.1025	$23.35	$14.59	$0.1025
Holders
As of November 9, 2010, there were approximately 21,000 shareholders of record.
Dividends
The declaration and payment of cash dividends is at the sole discretion of our Board and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971 (as Hillenbrand Industries, Inc.). We intend to continue to pay quarterly cash dividends comparable to those paid since the spin-off of our funeral services business on April 1, 2008. Our ability to pay cash dividends is limited by covenants contained in the Distribution Agreement entered into in connection with the spin-off. Specifically, until the antitrust litigation to which we are a party with Hillenbrand, Inc., is resolved in accordance with the Distribution Agreement, we are prohibited from paying regular quarterly cash dividends in excess of $0.1025 per share and from incurring indebtedness to finance the payment of any extraordinary cash dividend. For a description of the Distribution Agreement, see Note 3 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.
Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased (1)	per Share	Programs (2)	or Programs (2)

July 1, 2010 – July 31, 2010	1,674	$30.44	—	3,000,000
August 1, 2010 – August 31, 2010	1,000,000	34.55	1,000,000	2,000,000
September 1, 2010 – September 30, 2010	—	—	—	2,000,000

Total	1,001,674	$34.54	1,000,000	2,000,000

(1)
All shares purchased during the quarter ended September 30, 2010 were in connection with employee payroll tax withholding for restricted and deferred stock distributions and the share repurchase program discussed below.

(2)
Effective October 2006, our Board approved the repurchase of a total of 25.7 million shares of our common stock through purchases on the open market or in private transactions. There were no repurchases under this approval during fiscal years 2008 and 2009 and through the third quarter of fiscal 2010. During August 2010, we repurchased 1.0 million shares of our common stock for $34.5 million, leaving 2.0 million shares still available for repurchase. The Board’s approval does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph
The following graph compares the return on our common stock (as Hillenbrand Industries, Inc. through March 31, 2008) with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and our Peer Group* for the five years ended September 30, 2010. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2005 and that all dividends were reinvested. The spin-off of our funeral services business at March 31, 2008 was treated as a reinvestment of a special dividend effective April 1, 2008 pursuant to SEC rules. The special dividend was based on the value of one share of Hillenbrand, Inc. (the holding company for the funeral services business) which was distributed as part of the spin-off.

	2005	2006	2007	2008	2009	2010
HRC (HB through March 31, 2008)	$100	$124	$122	$127	$94	$157
S & P 500	100	109	124	95	86	93
Peer Group	100	101	122	115	110	131

	April 1, 2008	September 30, 2008	March 31, 2009	September 30, 2009	March 31, 2010	September 30, 2010
HRC	$100	$115	$38	$85	$107	$142
S & P 500	100	85	58	77	85	83
Peer Group	100	99	72	95	113	113

*
For purposes of the Stock Performance Graphs above, our Peer Group is comprised of: Alere Inc. (formerly Inverness Medical Innovations, Inc.); C.R. Bard, Inc.; Beckman Coulter, Inc.; Conmed Corporation; DENTSPLY International Inc.; Edwards Lifesciences Corporation; Getinge Group; Hospira, Inc.; Invacare Corporation; Integra Lifesciences Holdings Corporation; Kinetic Concepts, Inc.; Mettler-Toledo International Inc.; PerkinElmer, Inc.; ResMed Inc.; STERIS Corporation; The Cooper Companies, Inc.; and Varian Medical Systems, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 8, 2011, and such information is incorporated herein by reference.
Item 6. SELECTED FINANCIAL DATA
The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. Statement of Consolidated Income (Loss) data reflects our consolidated results on a continuing operations basis with the results of our former funeral services business reflected as discontinued operations for all periods presented. Balance sheet and cash flow data, for periods prior to consummation of the spin-off of the funeral services business at the end of the second fiscal quarter of 2008, have not been adjusted. Also see Note 15 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

	2010	2009	2008	2007	2006
	(In millions except per share data)

Net revenues	$1,469.6	$1,386.9	$1,507.7	$1,356.5	$1,288.3
Income (loss) from continuing operations	$126.0	$(405.0)	$67.1	$70.4	$78.5
Income from discontinued operations	$—	$—	$48.7	$120.2	$142.7
Net income (loss) attributable to common shareholders	$125.3	$(405.0)	$115.8	$190.6	$221.2
Income (loss) attributable to common shareholders per share from continuing operations — Diluted	$1.97	$(6.47)	$1.07	$1.13	$1.28
Income per share from discontinued operations — Diluted	$—	$—	$0.78	$1.94	$2.32
Net income (loss) attributable to common shareholders per share — Diluted	$1.97	$(6.47)	$1.85	$3.07	$3.59
Total assets	$1,245.6	$1,232.6	$1,689.9	$2,117.0	$1,952.2
Long-term obligations	$98.5	$99.7	$100.3	$349.0	$347.4
Cash flows from operating activities	$139.8	$225.7	$270.5	$285.3	$29.1
Capital expenditures	$64.7	$63.9	$102.6	$135.2	$92.6
Cash dividends per share	$0.41	$0.41	$0.78	$1.14	$1.13

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Key Factors Impacting Our Business
Industry-wide Demand. We believe that over the long term, overall patient and provider demand for health care products and services will continue to grow as a result of a number of factors, including an aging population, longer life expectancies, greater access to medical insurance through government regulation and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. In contrast, however, health care providers across the care continuum are under continued pressure to improve efficiency and control costs, possibly reducing demand for our products and services. Although we believe that demand for our products will increase over time, a lack of demand growth could impact our ability to grow revenues.
Growing Desire Among Developed and Developing Countries to Invest in Health Care. While industry growth rates in more mature geographic markets such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have continued in regions such as Latin America, the Middle East and many parts of Asia. These trends could increase overall demand for our products and services.
Third-Party Payors. Our customers include hospitals and other acute and extended care facilities that receive reimbursement for certain products and services they provide from various third-party payors including Medicare, Medicaid, and managed care organizations, such as health maintenance organizations and preferred provider organizations, and traditional indemnity insurers. In our home care business and a small portion of our extended care business, we are reimbursed directly by such third-party payors. Accordingly, our home care business is significantly affected by changes in reimbursement practices of such third-party payors. In addition, our customers are significantly affected by changes that may result in reduced utilization and downward pressure on prices across our health care businesses.
Health Care Reform. In March 2010, comprehensive health care reform legislation was signed into law through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). These bills impose a 2.3 percent excise tax on medical devices beginning January 2013. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, the impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement could have a materially adverse affect on our business, results of operations and cash flows.
Rising Acuities and Technological Impact. As a result of the growing population of the elderly, health care systems are challenged to treat rising incidences of complex diseases and conditions such as obesity, diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster and generally desire to rapidly move to lower acuity settings. We believe that this increases the demand for more sophisticated means to care for these patients, such as improved medical technologies, communication tools and information technologies. The increasing utilization of these technologies and our ability to meet changing demand with new differentiated products will impact our ability to increase revenue and improve margins in the future.
Increasing Operational Efficiency. Over the past few years we have undertaken several initiatives to improve our operating efficiency, including significant realignments of our businesses, employee terminations, product rationalizations and continuous improvement initiatives in our manufacturing facilities. While we have started to realize the efficiencies of these actions and we believe our operating expenses and margins will continue to be positively impacted, these activities may not produce the full efficiency and cost reduction benefits we expect, in a timely fashion or at all.

Patient and Caregiver Safety and Quality. An increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, caregiver shortages, worker related injuries, the aging workforce and other staffing requirements have led to increasing emphasis on caregiver injury prevention. Several pieces of legislation have been enacted over the past few years to address these areas including the “pay for performance” initiative by the Centers for Medicare and Medicaid Services (“CMS”) which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. During fiscal 2008, CMS issued and put into effect its Final Rule for inpatient payment, a continuation in the agency’s efforts to align reimbursement more closely with cost of care and severity of illness. Within this measure, hospitals may experience reduced reimbursement for hospital acquired adverse events, marking a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above can be mitigated in part by our technologies, processes and services. We are well positioned to benefit from the emphasis being placed on patient safety due to our strong clinical capabilities, products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings.
Related to caregiver safety, certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals. In the U.S. several states have enacted or introduced legislation and, most recently, The Nurse and Health CareWorker Protection Act of 2009 was introduced in Congress aimed at eliminating manual patient lifts and transfers. We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback. Overall increasing emphasis on patient and caregiver safely and quality could increase demand for our products and services.
GPO and IDN Contracts. A majority of our North American hospital sales and rentals are made pursuant to contracts with GPOs and IDNs. These groups strive to achieve significant health care savings for their members by aggregating buying volume and negotiating for the best value in their purchase of medical devices and other supplies and services. At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring agreements. These contracts are competitive and are generally terminable on short notice. The loss of a sole-source agreement or change of an agreement from sole or dual to multi-source agreement could have a significant impact on our revenues. In addition, some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors thereby potentially negatively impacting our gross margins.
Use of Non-GAAP Financial Measures
These consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (GAAP). We provide adjusted income before income taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.
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

RESULTS OF OPERATIONS
The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Fiscal Year Ended
	September 30,	% of Related	September 30,	% of Related	September 30,	% of Related
	2010	Revenues	2009	Revenues	2008	Revenues
Net Revenues
Capital sales	$996.6	67.8%	$921.5	66.4%	$1,044.0	69.2%
Rental revenues	473.0	32.2%	465.4	33.6%	463.7	30.8%

Total Revenues	1,469.6	100.0%	1,386.9	100.0%	1,507.7	100.0%
Gross Profit
Capital sales	448.0	45.0%	365.8	39.7%	425.4	40.7%
Rental revenues	268.6	56.8%	262.1	56.3%	244.1	52.6%

Total Gross Profit	716.6	48.8%	627.9	45.3%	669.5	44.4%
Research and development expenses	58.3	4.0%	55.7	4.0%	57.3	3.8%
Selling and administrative expenses	474.6	32.3%	461.6	33.3%	486.6	32.3%
Litigation credit	(21.2)	-1.4%	—	—	—	—
Impairment of goodwill and other intangibles	—	—	472.8	34.1%	—	-
Special charges	13.2	0.9%	20.5	1.5%	22.8	1.5%

Operating Profit (Loss)	191.7	13.0%	(382.7)	-27.6%	102.8	6.8%
Other income (expense), net	(8.8)	-0.6%	3.9	0.3%	(10.5)	-0.7%

Income (Loss) from Continuing Operations Before Income Taxes	182.9	12.4%	(378.8)	-27.3%	92.3	6.1%
Income tax expense	56.9	3.9%	26.2	1.9%	25.2	1.7%

Income (Loss) from Continuing Operations	126.0	8.6%	(405.0)	-29.2%	67.1	4.5%
Income from discontinued operations	—	—	—	—	48.7	3.2%

Net Income (Loss)	126.0	8.6%	(405.0)	-29.2%	115.8	7.7%
Less: Net income attributable to noncontrolling interest	0.7	—	—	—	—	—

Net Income (Loss) Attributable to Common Shareholders	$125.3	8.5%	$(405.0)	-29.2%	$115.8	7.7%

Income (loss) attributable to common shareholders per common share from continuing operations — Diluted	$1.97		$(6.47)		$1.07
Income attributable to common shareholder per common share from discontinued operations — Diluted	—		—		0.78

Net Income (Loss) Attributable to Common Shareholders per Common Share — Diluted	$1.97		$(6.47)		$1.85

Note:	Certain percentage and per share amounts may not add due to rounding.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009
Consolidated Results of Operations
Net Revenues

	Fiscal Year Ended		Percentage Change
	September 30,	September 30,		Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
Capital sales	$996.6	$921.5	8.1	7.1
Rental revenues	473.0	465.4	1.6	1.2

Total Revenues	$1,469.6	$1,386.9	6.0	5.1

Capital sales increased as a result of volume increases in most major product categories within our North America Acute Care segment led by patient support systems, as well as volume growth in the Middle East, Latin America and Asia. These increases were offset in part by lower North America revenues related to the prior year divestiture of certain non-strategic product lines. Our pricing was also modestly favorable.
Rental revenues increased slightly due to increases in North America Acute Care therapy rentals and our North America Post-Acute Care extended care rentals. The increase in therapy rental revenue was due to continued growth of our Envision® and P500 therapy wound surfaces.
Gross Profit

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2010	2009
Gross Profit
Capital sales	$448.0	$365.8
Percent of Related Revenues	45.0%	39.7%

Rental revenues	$268.6	$262.1
Percent of Related Revenues	56.8%	56.3%

Total Gross Profit	$716.6	$627.9
Percent of Related Revenues	48.8%	45.3%
Consolidated gross profit increased 14.1 percent and increased as a percentage of revenue 350 basis points.
Capital sales gross profit increased 22.5 percent and gross margin (as a percentage of revenues) for capital sales increased 530 basis points. The gross margin increase was primarily due to an improved mix towards higher margin products, modestly improved pricing, favorable material costs and several productivity initiatives executed over the past two years. In addition, the prior year included a charge of $4.8 million for performance issues associated with a discontinued product and a non-recurring charge of $2.9 million related to the acquisition accounting step-up of acquired Liko inventories sold during fiscal 2009.
Rental revenue gross profit increased 2.5 percent while gross margin (as a percentage of revenues) increased only slightly. The slight increase in gross margin is due mainly to continued leverage and cost improvements within our field service network.

Other

	Fiscal Year Ended
	September 30,	September 30,	Percentage
(Dollars in millions)	2010	2009	Change

Research and development expenses	$58.3	$55.7	4.7
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$474.6	$461.6	2.8
Percent of Total Revenues	32.3%	33.3%

Litigation credit	$(21.2)	$—	n/a

Impairment of goodwill and other intangibles	$—	$472.8	n/a
Special charges	$13.2	$20.5	(35.6)
Gain on sale of non-strategic assets	$—	$(10.2)	n/a

Interest expense	$(8.7)	$(10.4)	(16.3)
Investment income	$2.3	$2.9	(20.7)
Other	$(2.4)	$1.2	(300.0)
Research and development expense increased due to our continued investment in the development of innovative new products. Selling and administrative expenses increased related primarily to performance-based compensation expense. In addition, unfavorable foreign exchange rates of $4.0 million negatively impacted the expense. These increases were partially offset by savings from prior period restructuring actions and our continuous improvement activities.
During 2010, we reversed a $21.2 million litigation accrual as the statute of limitations expired for any additional claims to be filed from those plaintiffs that opted out of the Spartanburg antitrust settlement. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional discussion. Partially offsetting this reversal were restructuring actions and an asset write down charge of $3.9 million related to our aviation assets. Two separate restructuring actions resulted in the elimination of approximately 260 employees and cumulative special charges of $9.3 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance will be completed by the end of our 2011 fiscal year and we expect to realize benefits related to all of these actions of approximately $22 million on an annual basis.
During fiscal 2009, we recognized a charge of $472.8 million related to the impairment of goodwill and other intangibles, special charges of $20.5 million and a gain on sale of non-strategic assets of $10.2 million. For explanations of these items see “Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008” below. Also see Notes 4, 5 and 10 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.
The decline in interest expense resulted from lower interest rates and lower outstanding debt. Investment income decreased as well despite a larger cash balance period over period, similarly due to lower interest rates.

GAAP and Adjusted Earnings

	Fiscal Year Ended
	September 30, 2010			September 30, 2009
	Income			Loss
	Before			Before
	Income	Income Tax	Diluted	Income	Income Tax	Diluted
(Dollars in millions, except for per share amounts)	Taxes	Expense	EPS*	Taxes	Expense	EPS*

GAAP Earnings (Loss)	$182.9	$56.9	$1.97	$(378.8)	$26.2	$(6.47)
Adjustments:
Litigation credit	(21.2)	(8.3)	(0.20)	—	—	—
Tax settlement	—	6.5	(0.10)	—	—	—
Gain on sale of non-strategic assets	—	1.7	(0.03)	(10.2)	(2.0)	(0.13)
Special charges	13.2	5.0	0.13	20.5	7.7	0.20
Impairment of goodwill and other intangibles	—	—	—	472.8	2.2	7.52
Effect of Liko inventory valuation	—	—	—	2.9	0.8	0.03
Acquisition integration charges	—	—	—	2.3	0.8	0.02

Adjusted Earnings	$174.9	$61.8	$1.76	$109.5	$35.7	$1.18

*	May not add due to rounding.
The tax rate for the fiscal year ended September 30, 2010 was 31.1 percent compared to a negative 6.9 percent in the prior year. The effective rates for fiscal 2010 and 2009 were favorably impacted by the discrete tax benefits associated with the sale of non-strategic assets and the utilization of previously unrecognized capital loss carry forwards. The effective tax rate for 2010 was also favorably impacted by the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the Internal Revenue Service (“IRS”) during the second quarter of $6.5 million and other items in the fourth quarter upon the expiration of various statutes of limitations. The effective tax rate for fiscal 2009 was impacted by the significant non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes, along with the catch up related to the retroactive reinstatement of the research and development credit.
The adjusted effective tax rates were 35.3 and 32.6 percent for fiscal year 2010 and 2009. The higher rate in 2010 is due primarily to the research and development tax credit and the timing of its expiration in 2010 and its reinstatement in 2009. For fiscal 2009, we entered the year with no allowable credit, but its reinstatement in the first quarter required a retroactive “catch up” of previously unrecognized credits. For fiscal 2010, the credit expired at the end of our first quarter.
Net income attributable to common shareholders was $125.3 million in fiscal 2010. On an adjusted basis, net income attributable to common shareholders increased $38.6 million, representing an increase of 52.3 percent. Diluted earnings per share increased from a loss per share of $6.47 to earnings per share of $1.97. On an adjusted basis, diluted earnings per share increased 49.2 percent from $1.18 per share in 2009 to $1.76 per share in 2010.

Business Segment Results of Operations

	Fiscal Year Ended		Percentage Change
	September 30,	September 30,		Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
North America Acute Care	$840.3	$791.6	6.2	5.5
North America Post-Acute Care	205.7	200.8	2.4	2.4
International and Surgical	432.2	398.8	8.4	6.9
Total eliminations	(8.6)	(4.3)

Total revenues	$1,469.6	$1,386.9	6.0	5.1

Divisional income:
North America Acute Care	$242.0	$192.9	25.5
North America Post-Acute Care	61.2	58.0	5.5
International and Surgical	74.2	59.6	24.5
Functional costs	(193.7)	(199.9)	(3.1)

Total divisional income	$183.7	$110.6	66.1

North America Acute Care
North America Acute Care capital sales increased 8.0 percent, while rental revenues increased 2.3 percent. The increase in capital sales was due mainly to higher volumes in most major product categories, led by our patient support systems, including the launch of our Advanta™ 2 med-surg bed, and modestly favorable pricing. Partially offsetting this favorability was the divestiture of certain non-strategic health information technology product lines, which generated revenues of $11.7 million during the prior year. Rental revenues reflect higher therapy rental revenues from continued growth of our Envision® and P500 therapy wound care surfaces. In addition, rentals of moveable medical equipment increased due to a stronger influenza season in fiscal 2010 and we also realized an increase in bariatric frame rentals.
North America Acute Care divisional income increased primarily due to increases in total gross profit. The increase in total gross profit was driven by the increase in revenue and margin improvements from modestly favorable pricing, product mix, favorable material costs and several productivity initiatives. In addition, the prior year included a charge of $4.8 million related to performance issues associated with a discontinued product and the acquisition accounting step-up of acquired Liko inventories sold of $2.9 million. Selling and administrative costs decreased slightly due to cost improvement initiatives, including previously announced headcount actions, partially offset by increases in performance based compensation and administrative costs related to the joint venture with Encompass.
North America Post-Acute Care
North America Post-Acute Care capital sales increased by 6.0 percent, led by volume growth in The Vest® respiratory care system and home care direct to consumer business, partially offset by a decline in our sales within the extended care environment due in part to the exit of the MedGas product line during 2009. Rental revenues increased by 1.4 percent primarily related to increased rentals in extended care. This was the fourth consecutive year of revenue growth for our North America Post-Acute Care segment.
The increase in North America Post-Acute Care divisional income was driven by increased revenue and gross margin improvements, partially offset by increased operating expenses. The improved gross margin is the result of favorable product mix, improved field service costs and the exit of the MedGas product line during 2009. The increase in operating expenses is related to investments in sales channel and new product development.
International
International and Surgical capital sales increased 9.9 percent, 8.4 percent on a constant currency basis. The increase was driven by volume growth in the Middle East, Latin America, Asia and our surgical business. Rental revenues decreased 1.1 percent and 2.2 percent on a constant currency basis. The decline in rental revenue was due to a rationalization of unprofitable business and other volume decreases in Europe.

International and Surgical divisional income improved compared to prior year due to increases in gross profit partially offset by increases in operating expenses. The increase in gross profit was the result of the increased revenue, favorable product and geographic mix, favorable material costs and several productivity initiatives. Operating expenses increased related to increased selling and marketing efforts to support our long-term growth strategies. In addition, the increase was impacted by $3.3 million related to the unfavorable impact of foreign exchange rates on costs.
Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008
Consolidated Results of Operations
Net Revenues

	Fiscal Year Ended		Percentage Change
	September 30,	September 30,		Constant
(Dollars in millions)	2009	2008	As Reported	Currency
Revenues:
Capital sales	$921.5	$1,044.0	(11.7)	(8.7)
Rental revenues	465.4	463.7	0.4	2.5

Total Revenues	$1,386.9	$1,507.7	(8.0)	(5.2)

Capital sales declined primarily due to North America Acute Care capital sales, where beginning in the second half of our first fiscal quarter of 2009 we experienced unfavorable volumes resulting from the tightening in provider capital spending budgets in the U.S. resulting from unprecedented economic pressures and reduced access to capital. To a lesser extent, this trend extended to other parts of the world during the second half of our fiscal year. These declines were partially offset by incremental revenue from our acquisition of Liko in October 2008. We also realized strong growth in the Middle East and Africa and Latin America, as well as within the Home Care portion of our North America Post-Acute Care segment.
Rental revenues increased mainly due to North America Acute Care growth in therapy rental revenues, despite a relatively weak influenza season, led by our Bariatric frames and Envision® wound surface, accompanied by solid growth in our Respiratory Care business. The growth in rental revenue was partially offset by lower rentals in both extended care, and in moveable medical equipment, due mainly to the rationalization of unprofitable business and the loss of select extended care contracts during our 2008 fiscal year.
Gross Profit

	Fiscal Year Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008
Gross Profit
Capital sales	$365.8	$425.4
Percent of Related Revenues	39.7%	40.7%

Rental revenues	$262.1	$244.1
Percent of Related Revenues	56.3%	52.6%

Total Gross Profit	$627.9	$669.5
Percent of Related Revenues	45.3%	44.4%

Consolidated gross profit decreased $41.6 million, or 6.2 percent, but increased as a percentage of revenues by 90 basis points.
Capital sales gross profit decreased 14.0 percent due to lower volumes within our North America Acute Care segment. Offsetting this decrease was the effect of the Liko acquisition and the strong performance of our International and Surgical segment. Gross margin (as a percentage of sales) for capital sales also decreased during the year, dropping 100 basis points. The decline was largely due to fixed cost components decreasing at a lower rate than sales volume, unfavorable geographic and product mix, costs related to performance issues associated with a discontinued product of $4.8 million, as well as the $2.9 million impact from the step-up of acquired Liko inventories sold during the year. Partially offsetting the decline were favorable fuel costs of $3.5 million in 2009.
Rental revenue gross profit increased 7.4 percent led by strong therapy rental revenues within our North America Acute Care segment. Gross margin for rental revenues increased 370 basis points related to the higher margins on recent product introductions, strong leverage and reduction of our field service costs, lower fuel costs, cost improvement initiatives and the effects of lower depreciation on our rental fleet.
Other

	Fiscal Year Ended
	September 30,	September 30,	Percentage
(Dollars in millions)	2009	2008	Change

Research and development expenses	$55.7	$57.3	(2.8)
Percent of Total Revenues	4.0%	3.8%

Selling and administrative expenses	$461.6	$486.6	(5.1)
Percent of Total Revenues	33.3%	32.3%

Impairment of goodwill and other intangibles	$472.8	$—	n/a
Special charges	$20.5	$22.8	(10.1)
Gain on sale of non-strategic assets	$(10.2)	$—	n/a

Interest expense	$(10.4)	$(14.3)	(27.3)
Investment income	$2.9	$9.3	(68.8)
Other, net	$1.2	$(5.5)	(121.8)
Research and development remained relatively consistent as a percentage of revenue year over year as we have continued to make appropriate investments in product development. As a percentage of revenues, selling and administrative expenses were slightly higher in fiscal 2009 than fiscal 2008 as selling and administrative expense decreased, but at a slightly slower rate compared to revenue. The decline in the expense is a result of August 2008 and January 2009 workforce reduction actions, performance-related compensation savings and other general and administrative continuous improvement activities aimed at reducing core operating expenses. These declines were also due in part to a favorable impact of foreign exchange rates of $7.8 million, offset by incremental expenses related to Liko of $30.3 million.
During fiscal 2009, we recorded a charge of $472.8 million related to the impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which reduce the value of our implied goodwill when calculating the impairment charge. There could be an additional adjustment of this charge upon the finalization of the working capital and net debt adjustment associated with the Liko acquisition, with any such adjustment expected to be favorable and not material. For further information regarding the charge, refer to Note 5 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Special charges of $20.5 million were recognized in fiscal 2009 related primarily to a restructuring plan that we announced on January 14, 2009. In total, the plan resulted in a charge of $11.9 million related to severance, early retirement packages and discontinued use of a building under an operating lease. Additionally, postretirement health care costs, the waiver of an early retirement pension penalty offered in conjunction with a voluntary early retirement incentive and plan curtailments resulted in a charge of $4.2 million. Operating asset write-offs and other charges associated with these actions were also taken in the amount of $4.4 million.
Special charges of $22.8 million were recorded in fiscal 2008. Of this amount, $2.3 million resulted from a voluntary termination package offered to certain members of the Company’s manufacturing organization, which resulted in a special termination benefit charge for those employees who accepted such offers. The other $20.5 million of special charges in fiscal 2008 related to a global streamlining of the organization ($6.0 million) and a management initiated plan to restore growth and improve profitability of our medical equipment management services business ($14.5 million). See Note 10 of Notes to Consolidated Financial Statements, included under Part II, Item 8 of this Form 10-K for more detail on these actions.
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
Interest expense declined in fiscal 2009 compared to fiscal 2008 due to a reduction of debt of $224.3 million in connection with the spin-off of the funeral services business. Investment income decreased in fiscal 2009 due to lower interest rates and cash balances related to cash paid for the Liko acquisition in 2009. Other income declined due primarily to favorable foreign currency effects, as well as a $3.2 million loss on the early extinguishment of debt and the termination of our previous credit facility in fiscal 2008.
GAAP and Adjusted Earnings

	Fiscal Year Ended
	September 30, 2009			September 30, 2008
	Loss			Income
	Before			Before
	Income	Income Tax	Diluted	Income	Income Tax	Diluted
(Dollars in millions, except for per share amounts)	Taxes	Expense	EPS*	Taxes	Expense	EPS*

GAAP Earnings (Loss)	$(378.8)	$26.2	$(6.47)	$92.3	$25.2	$1.07
Adjustments:
Impairment of goodwill and other intangibles	472.8	2.2	7.52	—	—	—
Effect of Liko inventory valuation	2.9	0.8	0.03	—	—	—
Liko acquisition integration charges	2.3	0.8	0.02	—	—	—
Gain on Sale of non-strategic assets	(10.2)	(2.0)	(0.13)	—	—	—
Special charge	20.5	7.7	0.20	22.8	8.9	0.22
Stock modification charge	—	—	—	5.8	2.1	0.06
Loss on extinguishment of debt	—	—	—	3.2	1.2	0.03
Separation costs	—	—	—	1.6	0.4	0.02

Adjusted Earnings	$109.5	$35.7	$1.18	$125.7	$37.8	$1.40

*	May not add due to rounding.
The effective tax rate for fiscal 2009 and 2008 was negative 6.9 percent and 27.3 percent. The effective tax rate for fiscal 2009 is unusual in light of the significance of the non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes. Both years were favorably affected by a number of discrete tax benefits. The fiscal 2009 rate reflects favorable discrete period tax benefits of $6.4 million related to the release of valuation allowance on capital loss carryforwards, a deferred tax benefit associated with the non-cash intangible impairment charge and the “catch-up” related to the retroactive reinstatement of the research and development tax credit which had previously expired.

The rate in fiscal 2008 was favorably impacted by favorable discrete period tax benefits of $8.3 million related to the net release of valuation allowances on our foreign tax credit carryforwards and the net release of certain federal and state tax liabilities, including interest, associated with the completion of the federal audit of the Company’s fiscal years 2004 through 2006 and the expiration of certain state statutes.
The adjusted effective tax rate was 32.6 percent and 30.1 percent in 2009 and 2008. The higher rate in 2009 is due primarily to the slightly lower discrete tax benefits discussed above.
Income (loss) from continuing operations decreased $472.1 million to a loss of $405.0 million in fiscal 2009 primarily due to the impairment charge of goodwill and other intangibles. On an adjusted basis income from continuing operations decreased $14.1 million, or 16.0 percent. This equated to a diluted loss per share from continuing operations of $6.47 and diluted earnings per share of $1.18 on an adjusted basis.
As a result of the spin-off of Hillenbrand, Inc., the funeral services business and certain other costs were classified within discontinued operations in our Consolidated Statements of Income (Loss). The following table presents certain summary income statement information related to the discontinued funeral service operations and the spin-off transaction for the fiscal year ended September 30, 2008. Due to the timing of the spin-off, activities of the funeral services business are only included through March 31, 2008.

Fiscal Year Ended
September 30,
(Dollars in millions)	2008

Funeral services sales	$354.3
Total expenses	275.5

Income from discontinued operations before income taxes	78.8
Income tax expense	30.1

Income from discontinued operations	$48.7

Expenses classified within discontinued operations for fiscal 2008, as further discussed below, primarily related to non-recurring legal and professional costs related to the completion of the spin-off. For details of relative performance of the funeral services business during the first two quarters, please see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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

Business Segment Results of Operations

	Fiscal Year Ended		Percentage Change
	September 30,	September 30,		Constant
(Dollars in millions)	2009	2008	As Reported	Currency
Revenues:
North America Acute Care	$791.6	$934.7	(15.3)	(14.4)
North America Post-Acute Care	200.8	197.0	1.9	1.9
International and Surgical	398.8	381.4	4.6	13.3
Total eliminations	(4.3)	(5.4)	(20.4)

Total revenues	$1,386.9	$1,507.7	(8.0)	(5.2)

Divisional income:
North America Acute Care	$192.9	$247.8	(22.2)
North America Post-Acute Care	58.0	55.7	4.1
International and Surgical	59.6	49.7	19.9
Functional costs	(199.9)	(227.6)	(12.2)

Total divisional income	$110.6	$125.6	(11.9)

North America Acute Care
North America Acute Care capital sales decreased 22.1 percent, while rental revenues were higher by 3.4 percent. The decline in capital sales during 2009 was the result of reductions in capital spending by our U.S. hospital customers partially offset by incremental capital sales associated with our Liko acquisition. Rental revenue increased due to growth in our therapy rental revenues, despite a relatively weak influenza season compared to the prior year, led by new product offerings in our rental fleet including our bariatric bed frames and wound surface products. Partially offsetting favorability in therapy rentals were lower rentals of our moveable medical equipment due mainly to our previously announced product rationalization.
Divisional income for North America Acute Care decreased primarily due to a decline in capital sales gross profit. Capital sales gross profit was down on a percentage basis somewhat in excess of revenues due to fixed cost components decreasing at a lower rate than sales volumes, unfavorable product mix, the impact of $4.8 million of costs incurred related to performance issues associated with a discontinued product and the impact of the step-up of acquired Liko inventories sold during the first half of fiscal 2008 of $2.9 million. Rental gross profit improved due to higher margins on new product offerings, increased leverage of our field services infrastructure, cost improvement initiatives, lower fuel costs and lower rental depreciation. Operating expenses declined as incremental expenses related to Liko and investments in our sales channels were more than offset by cost improvement actions, favorability in variable compensation, including commissions, and other cost controls.
North America Post-Acute Care
North America Post-Acute Care capital sales increased 18.1 percent primarily due to an increased sales channel focus, improved frame and therapy sales to our home care customers, the acquisition of Liko, and increased sales of The Vest® respiratory products. Rental revenues decreased by 2.0 percent. The rental revenue reflected lower extended care rentals due to a loss in business during the second and third quarters of fiscal 2008 and rationalization of low profit offerings. Increases in rental revenues in Respiratory Care partially offset the decreased rentals to our extended care customers.
Divisional income for North America Post-Acute Care increased as a percentage of revenue in fiscal 2009 for the second year in a row. The increase was partly due to the higher revenues and the resulting increase in gross profit. The growth of respiratory care and home care revenues also led to a higher gross margin rate for fiscal 2009. Partially offsetting this increase were higher operating expenses, primarily related to Liko.

International and Surgical
International and Surgical capital sales were up 6.5 percent due to the acquisition of Liko and growth in the Middle East, Africa, Latin America and Allen Medical. These were partially offset by a decline in Europe due to unfavorable foreign exchange rates and slightly lower volumes. Rental revenues decreased 6.4 percent, due to the unfavorable foreign exchange rates more than offsetting volume increases in Europe.
Divisional income as a percentage of revenue increased primarily due to gross profit improvements. Gross profit increased due to the Liko acquisition and the fact that fiscal 2008 was negatively impacted by unfavorable inventory adjustments and allowances for rental revenue reserves. Operating expenses increased due primarily to the Liko acquisition, partially offset by the favorable impact of exchange rates on cost.
LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year Ended
	September 30,	September 30,	September 30,
(Dollars in millions)	2010	2009	2008
Cash Flows Provided By (Used In):
Operating activities	$139.8	$225.7	$270.5
Investing activities	(38.2)	(234.2)	(56.3)
Financing activities	(87.4)	(45.3)	(63.8)
Effect of exchange rate changes on cash	(0.3)	2.7	(10.2)

Increase (Decrease) in Cash and Cash Equivalents	$13.9	$(51.1)	$140.2

Cash flow information for the fiscal year ended September 30, 2008 is “as reported” and thus includes cash flows from our former funeral services business through March 31, 2008.
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we also have restrictive financial covenants within the Distribution Agreement with Hillenbrand, Inc. This agreement has certain limitations on our ability to incur indebtedness, increase dividend payments and make share repurchases or acquisitions.
Operating Activities
Our cash flows from operations during fiscal 2010 were driven primarily by net income, further adjusted by non-cash expenses related to depreciation and amortization, stock compensation, deferred taxes and the release of a $21.2 million reserve related to a litigation credit. Uses of cash included $52.3 million of pension funding, increased income tax payments on higher net income and the settlement of prior year tax audits, and investments in inventory to meet our increasing backlog position. In addition, while our receivables are up year-over-year, our days sales outstanding is down six days from last year.
The reduction in fiscal 2010 operating cash flows from fiscal 2009 was largely driven by the higher collection of year-end receivables in 2009 following record sales levels during the fourth quarter of fiscal 2008, current year investments in inventories to support higher revenue trends, increased pension contributions and the timing of tax payments related to both higher income levels in 2010 and settlements of prior year tax audits.
While our fiscal 2009 cash flows from operations and capital sales were unfavorably impacted by the macro-economic climate and its resulting unfavorable impact on hospital capital spending, strong expense controls and working capital improvement resulted in strong conversion to cash. Working capital improvements were led by strong collections of receivables and a reduction in inventory, offset by a decrease in trade payables related to lower production levels and the timing of payments, the payout of prior year incentive compensation, the timing of tax payments and payments made on our restructuring accruals. The recognition of the goodwill and intangible asset impairment charge of $472.8 million, which resulted in the net loss in fiscal 2009, was non-cash in nature and therefore had no impact on our cash flows from operations.

The reduction in fiscal 2009 operating cash flows from fiscal 2008 was driven by the impact of our former funeral services business, which provided operating cash flows of $56.8 million in the first half of fiscal 2008. Absent the cash flows from our former funeral services business, cash flows from operations increased during fiscal 2009 as our strong expense controls and conversion to cash more than offset the reductions in our capital sales and higher pension funding of $11.7 million.
Our cash flows from operations during fiscal 2008, which included cash flows of our former funeral services business, were driven primarily by net income, further adjusted by non-cash expenses related to depreciation and amortization. Also, impacting operating cash flows were nonrecurring separation-related costs of $26.1 million, which provided little income tax benefit as such costs were largely nondeductible. Working capital improvements were also achieved through higher inventory turns and improved collections of accounts receivable.
Another item that positively impacted our operating cash flows in fiscal 2008 was the collection of $11.2 million of interest on previously held seller financing instruments.
Investing Activities
Our use of investing cash flows during fiscal 2010 was driven primarily by capital expenditures and an investment in a joint venture, partially offset by proceeds from the sale of a portion of our auction rate securities.
The decrease in net cash used in investing activities from fiscal 2009 was driven by our fiscal 2009 acquisition of Liko. In addition, in 2010 we received $29.2 million more in proceeds from auction rate securities than in the prior year.
The increased usage of cash for investing activities from fiscal 2008 to fiscal 2009 related primarily to our acquisition of Liko, a decline in net distributions from our investment portfolio and proceeds received in fiscal 2008 on seller financing provided on a previously disposed business, offset by proceeds received on our sale of non-strategic assets in 2009. In addition, in fiscal 2009, capital spending was down $38.7 million, $34.4 million associated with the timing of new product introductions into our rental fleet and efforts to preserve cash and liquidity in response to our then-decreasing capital sales and the remainder related to capital spending of the former funeral services business included in 2008.
Net cash used in investing activities in fiscal 2008 was driven by additions to our rental fleet and included six months of capital expenditures related to our former funeral services business. Investment activity in fiscal 2008 included $325.6 million of purchases and capital calls, which was more than offset by $343.5 million provided from sales and maturities. We historically invested a portion of our excess cash into auction rate securities, but discontinued this practice when liquidity issues with these securities surfaced. Investing cash flows in 2008 also benefited from proceeds from the renegotiation and early settlement of seller financing related to a prior business disposition.
Financing Activities
Our use of cash for financing activities during fiscal 2010 consisted mainly of a $45.0 million payment on our revolving credit facility during the first quarter, $34.5 million related to our share repurchases during the fourth quarter and $25.8 million in dividend payments to our shareholders. These uses of cash were partially offset by cash proceeds from stock option exercises. Our change in use of cash in 2010 compared to fiscal 2009 was due to higher debt repayments on our revolving credit facility and share repurchases, offset partially by cash provided from increased stock option exercises in 2010.
Net cash used for financing activities during fiscal 2009 consisted mainly of $25.7 million related to the final payment of senior notes issued in 2004 and $25.6 million in cash dividend payments to our shareholders.
The reductions in our use of cash for financing activities during fiscal 2009, compared to fiscal 2008, were primarily related to cash payments related to the spin-off of funeral services business in 2008, lower dividend payments since the spin-off and lower cash proceeds from option exercises, offset by borrowings in 2008 for our then pending acquisition of Liko.
Our debt-to-capital ratio was 17.6 percent, 24.9 percent and 17.1 percent at September 30, 2010, 2009 and 2008. The change from fiscal 2009 to fiscal 2010 was primarily due to the $45.0 million payment on our revolver and higher net income, which improved shareholders’ equity. The increase from fiscal 2008 to fiscal 2009 was driven by the goodwill and other intangibles impairment charge, which reduced shareholders’ equity, partially offset by the repayment of debt during fiscal 2009.

Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of September 30, 2010, we held investment securities with a fair value of $12.1 million, which consisted primarily of AAA rated student loan auction rate securities. We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. At September 30, 2010, we have recorded temporary unrealized losses totaling $1.1 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. See Notes 1 and 7 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for more information pertaining to these securities and the fair value of our portfolio. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility. As of September 30, 2010, we had outstanding borrowings of $45.0 million and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed rates of interest as of September 30, 2010, which are classified as long-term in the Consolidated Balance Sheets. See Note 6 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for more details on our financing agreements.
Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. As mentioned previously, during the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. At September 30, 2010, our latest measurement date, our pension plans were underfunded by approximately $51 million. We also repurchased approximately 134,000 shares of our common stock from our primary pension plan, liquidating the pension plan’s entire investment in our common stock. This share repurchase was part of the 1.0 million shares that we repurchased during August 2010 under our Board’s 2006 authorization. Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our primary pension plan in fiscal 2011.
As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid following the completion of the spin-off of the funeral services business. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board.
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
During August 2010, we repurchased 1.0 million shares of our common stock for $34.5 million. As of September 30, 2010, 2.0 million shares remain available for purchase under our existing board authorization, which does not have an expiration date. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.
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

Credit Ratings
For fiscal 2010, Standard and Poor’s Rating Services and Moody’s Investor Service provided a credit rating of BBB- and Baa3 with stable outlooks.
Other Uses of Cash
We expect capital spending in 2011 to be between $75 and $85 million. Capital spending will be monitored and controlled as the year progresses.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Contractual Obligations, Contingent Liabilities and Commitments
To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2010:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-Term Debt Obligations	$98.5	$—	$48.4	$—	$50.1
Interest Payments Relating to Long-Term Debt (1)	60.2	7.3	8.7	6.6	37.6
Information Technology Infrastructure (2)	40.7	10.9	20.0	9.8	—
Operating Lease Obligations	59.0	19.5	21.9	9.4	8.2
Pension and Postretirement
Health Care Benefit Funding (3)	18.0	1.5	3.2	3.4	9.9
Purchase Obligations (4)	25.9	15.5	10.0	0.4	—
Other Long-Term Liabilities (5)	27.2	—	14.2	11.1	1.9

Total Contractual Cash Obligations	$329.5	$54.7	$126.4	$40.7	$107.7

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)
We have a long term agreement with IBM to manage our global information technology environment that expires in September of 2014. The expected aggregate cost from September 30, 2010 through the duration of the contract is $40.7 million.

(3)	Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2011.

(4)
Purchase obligations represent contractual obligations under various take-or-pay arrangements executed in the normal course of business. These commitments represent future purchases in line with expected usage to obtain favorable pricing. Also included are obligations arising from purchase orders for which we have made firm commitments. As a result, we believe that the purchase obligations portion of our contractual obligations is substantially those obligations for which we are certain to pay, regardless of future facts and circumstances. We expect to fund purchase obligations with operating cash flows and current cash balances.

(5)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves, and other various liabilities.
We also had commercial commitments related to standby letters of credit at September 30, 2010 of $6.3 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. Also, we have an additional $26.1 million of other liabilities as of September 30, 2010, which represents uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.
In conjunction with our acquisition and divestiture activities, we have entered into certain guarantees and indemnifications of performance, as well as, non-competition agreements for varying periods of time. Potential losses under the indemnifications are generally limited to a portion of the original transaction price, or to other lesser specific dollar amounts for certain provisions. Guarantees and indemnifications with respect to acquisition and divestiture activities, if triggered, could have a materially adverse impact on our financial condition and results of operations.
We are also subject to potential losses from adverse litigation results that are not accounted for by a self-insurance or other reserve; however, such potential losses are not quantifiable at this time, and may never occur.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Revenue Recognition
Net revenues reflect gross revenues less sales discounts and allowances and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:
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

Revenue and Accounts Receivable Reserves
Revenues are presented in the Statements of Consolidated Income (Loss) net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenues. Reserves for revenue are estimated based upon historical rates for revenue adjustments.
Provisions for doubtful accounts are recorded as a component of operating expenses and represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry. Receivables are generally reviewed on a pooled basis based on historical collection experience for each receivable type and are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
If circumstances change, such as higher than expected claims denials, payment defaults, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payor’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Liabilities for Loss Contingencies Related to Lawsuits
We are involved on an ongoing basis in claims, investigations and lawsuits relating to our operations, including environmental, antitrust, patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these actions cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to claims, investigations and lawsuits. The ultimate outcome of these actions could have a material adverse effect on our financial condition, results of operations and cash flow.
We have entered into a Judgment Sharing Agreement with Hillenbrand, Inc. to allocate any potential liability that may arise with respect to certain antitrust litigation matters. We apply the same methodology as described in the immediate preceding paragraph in evaluating and accounting for the Judgment Sharing Agreement. See Note 3 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K, for further details.
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
The recorded amounts represent our best estimate of the costs we will incur in relation to such exposures, but it is possible that actual costs could differ from those estimates. See Note 16 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for further information related to our legal proceedings.
Goodwill and Intangible Assets
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
During the second quarter of fiscal 2009, as a result of the decline in our market capitalization related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, the Company recorded an impairment of its goodwill and certain other intangibles. See Note 5 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for further information related to the impairment charge.
Retirement Benefit Plans
We sponsor retirement and postretirement benefit plans covering select employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.
Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 7.5 percent for fiscal 2010 and 2009 and 8.0 percent for fiscal 2008. At September 30, 2010, we had pension plan assets of $215.7 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 5.1 percent in 2010, 5.5 percent in 2009 and 7.5 percent in 2008. The discount rate for our postretirement obligation may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $1.7 million to $1.8 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.
See Note 8 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for further information related to our retirement and postretirement plans.
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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $28.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.
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
The Company also has on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $5 to $13 million in the next twelve months, excluding interest. See Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for further information related to income taxes.
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
Inventory
We review the net realizable value of inventory on an ongoing basis, considering factors such as excess, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be sold at prices in excess of current carrying costs. These estimates are based on historical experience and expected future trends. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Recently Issued Accounting Guidance
For a summary of recently issued accounting guidance applicable to us, see Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates, impact of the current economic downturn, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At September 30, 2010, we had outstanding foreign exchange derivative contracts in notional amounts of $3.8 million with the fair value of these contracts approximating original contract value. The maximum length of time over which the Company is hedging transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Income (Loss), are reclassified to earnings in the period when the forecasted transaction affects earnings. A 10 percent fluctuation in the U.S. dollar’s value to the hedged currencies would have an immaterial impact on our derivative instruments’ fair value.
We hold auction rate securities, for which the market continues to experience liquidity issues. Due to the lack of liquidity, we have obtained guidance from our investment advisors as to the current fair value of our portfolio. If current market conditions do not improve or worsen, the result could be further temporary unrealized losses or impairments. During our first fiscal quarter of 2009, we entered into a settlement agreement with UBS, one of the brokers we utilized to purchase auction rate securities. The primary terms of the settlement stated that UBS would repurchase the auction rate securities held by UBS at full par value on or after June 30, 2010. On June 30, 2010, we successfully exercised our rights under the Put for all remaining auction rate securities held with UBS and received cash proceeds of $12.0 million, including accrued interest, in July 2010. At September 30, 2010, we had $11.8 million remaining in auction rate securities.
Our pension plan assets, which were approximately $216 million at September 30, 2010, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2010 by approximately $51 million. During the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. Continued market volatility and disruption could cause further declines in asset values and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Hill-Rom Holdings, Inc. (“we” or “our”). Our internal control over financial reporting is a process designed, under the supervision of our principal executive, principal financial and principal accounting officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes policies and procedures that:
1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our Consolidated Financial Statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 using criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2010. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/s/ Gregory N. Miller
Gregory N. Miller
Senior Vice President and Chief Financial Officer

/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2010, and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana November 17, 2010

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2010	2009	2008
Net Revenues
Capital sales	$996.6	$921.5	$1,044.0
Rental revenues	473.0	465.4	463.7

Total revenues	1,469.6	1,386.9	1,507.7

Cost of Revenues
Cost of goods sold	548.6	555.7	618.6
Rental expenses	204.4	203.3	219.6

Total cost of revenues	753.0	759.0	838.2

Gross Profit	716.6	627.9	669.5

Research and development expenses	58.3	55.7	57.3
Selling and administrative expenses	474.6	461.6	486.6
Litigation credit (Note 16)	(21.2)	—	—
Impairment of goodwill and other intangibles (Note 5)	—	472.8	—
Special charges (Note 10)	13.2	20.5	22.8

Operating Profit (Loss)	191.7	(382.7)	102.8

Gain on sale of non-strategic assets (Note 4)	—	10.2	—
Interest expense	(8.7)	(10.4)	(14.3)
Investment income and other, net	(0.1)	4.1	3.8

Income (Loss) from Continuing Operations Before Income Taxes	182.9	(378.8)	92.3

Income tax expense (Note 11)	56.9	26.2	25.2

Income (Loss) from Continuing Operations	126.0	(405.0)	67.1

Discontinued Operations (Note 3):
Income from discontinued operations before income taxes	—	—	78.8
Income tax expense	—	—	30.1

Income from discontinued operations	—	—	48.7

Net Income (Loss)	126.0	(405.0)	115.8

Less: Net income attributable to noncontrolling interest	0.7	—	—

Net Income (Loss) Attributable to Common Shareholders	$125.3	$(405.0)	$115.8

Income (loss) attributable to common shareholders per common share from continuing operations — Basic	$1.99	$(6.47)	$1.07
Income attributable to common shareholders per common share from discontinued operations — Basic	—	—	0.78

Net Income (Loss) Attributable to Common Shareholders per Common Share — Basic	$1.99	$(6.47)	$1.86

Income (loss) attributable to common shareholders per common share from continuing operations — Diluted	$1.97	$(6.47)	$1.07
Income attributable to common shareholders per common share from discontinued operations — Diluted	—	—	0.78

Net Income (Loss) Attributable to Common Shareholders per Common Share — Diluted	$1.97	$(6.47)	$1.85

Dividends per Common Share	$0.41	$0.41	$0.78

Average Common Shares Outstanding — Basic (thousands) (Note 12)	62,934	62,581	62,426

Average Common Shares Outstanding — Diluted (thousands) (Note 12)	63,739	62,581	62,622

Note: Certain per share amounts may not accurately add due to rounding.
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except share data)

	September 30,	September 30,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$184.5	$170.6
Short term investments (Notes 1 and 7)	—	26.4
Trade accounts receivable, less allowances of $29.0 in 2010 and $27.5 in 2009 (Note 1)	353.1	346.6
Inventories (Note 1)	108.5	92.0
Deferred income taxes (Notes 1 and 11)	40.4	46.0
Other current assets	52.7	13.5

Total current assets	739.2	695.1

Property, plant and equipment (Note 1)	805.0	821.2
Less accumulated depreciation	(561.3)	(548.8)

Property, plant and equipment, net	243.7	272.4

Investments and investment securities (Notes 1 and 7)	12.1	17.2
Intangible assets:
Goodwill (Notes 1 and 5)	81.1	73.1
Software and other, net (Note 1)	136.6	141.9
Other assets	32.9	32.9

Total Assets	$1,245.6	$1,232.6

LIABILITIES
Current Liabilities
Trade accounts payable	$80.6	$81.3
Short-term borrowings (Note 6)	53.1	102.2
Accrued compensation	88.9	72.7
Accrued litigation (Note 16)	—	21.2
Accrued product warranties (Note 1)	15.8	17.1
Other current liabilities	50.3	49.8

Total current liabilities	288.7	344.3

Long-term debt (Note 6)	98.5	99.7
Accrued pension and postretirement benefits (Note 8)	59.0	100.7
Deferred income taxes (Notes 1 and 11)	31.3	16.8
Other long-term liabilities	52.3	61.8

Total Liabilities	529.8	623.3

Noncontrolling interest (Note 2)	8.3	—

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY (Notes 9 and 13)
Capital Stock:
Preferred stock — without par value:
Authorized — 1,000,000 shares; none issued or outstanding	—	—
Common stock — without par value:
Authorized — 199,000,000
Issued — 80,323,912 shares in 2010 and 2009	4.4	4.4
Additional paid-in-capital	119.3	119.0
Retained earnings	1,203.6	1,105.2
Accumulated other comprehensive loss (Note 1)	(61.8)	(59.9)
Treasury stock, at cost: 2010 — 17,537,029 common shares, 2009 — 17,656,350 common shares	(558.0)	(559.4)

Total Shareholders’ Equity	707.5	609.3

Total Liabilities, Non-Controlling Interest and Shareholders’ Equity	$1,245.6	$1,232.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	September 30,	September 30,	September 30,
Fiscal Year Ended:	2010	2009	2008
Operating Activities
Net income (loss)	$126.0	$(405.0)	$115.8
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	99.7	100.2	112.8
Impairment of goodwill and other intangibles	—	472.8	-
Net realized capital losses (gains) and equity method investment (income) loss	0.2	0.1	(6.8)
Litigation credit	(21.2)	—	—
Provision for deferred income taxes	21.2	3.5	(22.9)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	7.3	5.8	18.6
Gain on sale of non-strategic assets	—	(10.2)	—
Stock compensation	12.0	12.1	23.2
Tax settlement	(8.2)	—	—
Defined benefit plan funding	(52.3)	(13.5)	(1.8)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	(7.0)	61.2	(2.8)
Inventories	(16.2)	23.7	5.2
Other current assets	(37.5)	1.1	8.2
Trade accounts payable	(2.4)	(23.9)	15.1
Accrued expenses and other liabilities	12.5	(20.2)	(2.6)
Interest proceeds on seller financing	—	—	11.2
Other, net	5.7	18.0	(2.7)

Net cash provided by operating activities	139.8	225.7	270.5

Investing Activities
Capital expenditures and purchase of intangibles	(64.7)	(63.9)	(102.6)
Proceeds on disposal of property and equipment leased to others	2.5	2.9	0.6
Proceeds on sale of non-strategic assets	—	11.9	—
Payment for acquisition of businesses, net of cash acquired	(7.3)	(187.2)	—
Investment purchases and capital calls	—	—	(325.6)
Proceeds on investment sales and maturities	31.3	2.1	343.5
Principal proceeds from liquidation of preferred stock investment and seller financing notes receivable	—	—	27.8

Net cash used in investing activities	(38.2)	(234.2)	(56.3)

Financing Activities
Net change in short-term debt, net of debt issuance costs	(4.1)	5.2	85.9
Payment on revolver	(45.0)	—	—
Borrowings on revolver	—	—	250.0
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	—	(25.7)	(225.3)
Payment of cash dividends	(25.8)	(25.6)	(48.2)
Distribution to noncontrolling interest partner	(1.1)	—	—
Proceeds from exercise of stock options	22.9	0.1	16.5
Proceeds from employee stock purchase plan	2.6	1.3	—
Treasury stock acquired	(36.9)	(0.6)	(1.4)
Cash transferred to Hillenbrand, Inc. in spin-off	—	—	(141.3)

Net cash used in financing activities	(87.4)	(45.3)	(63.8)

Effect of Exchange Rate changes on Cash	(0.3)	2.7	(10.2)
Net Cash Flows	13.9	(51.1)	140.2
Cash and Cash Equivalents
At beginning of period	170.6	221.7	81.5

At end of period	$184.5	$170.6	$221.7

Supplemental cash flow information:

Cash paid for income taxes	$87.3	$19.3	$99.6
Cash paid for interest	$7.7	$9.9	$18.8
Non-cash financing activities:
Treasury stock issued under stock compensation plans	$38.3	$6.1	$17.2
See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2007	61,991,652	$4.4	$98.4	$1,753.4	$2.3	18,332,260	$(580.7)	$1,277.8

Adoption of uncertain tax position provisions	—	—	—	(10.3)	—	—	—	(10.3)
Comprehensive Income:
Net income	—	—	—	115.8	—	—	—	115.8
Foreign currency translation adjustment, net of tax of $1.5 million	—	—	—	—	(13.1)	—	—	(13.1)
Net change in unrealized gain on available-for-sale securities, net of tax of $1.9 million	—	—	—	—	(2.6)	—	—	(2.6)
Items not yet recognized as a component of net periodic pension costs, net of tax of $4.7 million	—	—	—	—	(4.9)	—	—	(4.9)

Total comprehensive income	—	—	—	—	—	—	—	95.2
Dividends	—	—	0.4	(48.6)	—	—	—	(48.2)
Treasury shares acquired	(27,554)	—	—	—	—	27,554	(1.4)	(1.4)
Stock awards and option exercises	544,836	—	22.4	—	—	(544,836)	17.2	39.6

Subtotal	62,508,934	4.4	121.2	1,810.3	(18.3)	17,814,978	(564.9)	1,352.7
Spin-off of funeral services business (Note 3)	—	—	(10.0)	(274.2)	14.1	—	—	(270.1)

Balance at September 30, 2008	62,508,934	4.4	111.2	1,536.1	(4.2)	17,814,978	(564.9)	1,082.6

Comprehensive Income (Loss):
Net income (loss)	—	—	—	(405.0)	—	—	—	(405.0)
Foreign currency translation adjustment, net of tax of $0.9 million	—	—	—	—	(15.0)	—	—	(15.0)
Net change in unrealized gain on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	(0.3)	—	—	(0.3)
Items not yet recognized as a component of net periodic pension costs, net of tax of $25.0 million	—	—	—	—	(40.4)	—	—	(40.4)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(460.7)
Dividends	—	—	0.3	(25.9)	—	—	—	(25.6)
Treasury shares acquired	(32,481)	—	—	—	—	32,481	(0.6)	(0.6)
Stock awards and option exercises	191,109	—	7.5	—	—	(191,109)	6.1	13.6

Balance at September 30, 2009	62,667,562	4.4	119.0	1,105.2	(59.9)	17,656,350	(559.4)	609.3

Comprehensive Income:
Net income	—	—	—	126.0	—	—	—	126.0
Foreign currency translation adjustment, net of tax of $1.3 million	—	—	—	—	0.7	—	—	0.7
Net change in unrealized gain on available-for-sale securities, net of tax of $0.1 million	—	—	—	—	0.2	—	—	0.2
Items not yet recognized as a component of net periodic pension costs, net of tax of $0.1 million	—	—	—	—	(2.8)	—	—	(2.8)

Total comprehensive income	—	—	—	—	—	—	—	124.1
Dividends	—	—	0.3	(26.1)	—	—	—	(25.8)
Treasury shares acquired	(1,092,469)	—	—	—	—	1,092,469	(36.9)	(36.9)
Stock awards and option exercises	1,211,790	—	(2.4)	—	—	(1,211,790)	38.3	35.9
Impact of Joint Venture	—	—	2.4	(1.5)	—	—	—	0.9

Balance at September 30, 2010	62,786,883	$4.4	$119.3	$1,203.6	$(61.8)	17,537,029	$(558.0)	$707.5

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
On March 31, 2008, we completed the spin-off of our funeral services business operating under the Batesville Casket name, through a tax-free stock dividend to our shareholders. In connection with the distribution, we changed our name from Hillenbrand Industries, Inc. to Hill-Rom Holdings, Inc.
In accordance with our accounting for the impairment or disposal of long-lived assets, the results of operations of the funeral services business have been presented as a discontinued operation for the year ended September 30, 2008 in the Statement of Consolidated Income (Loss). The 2008 Statement of Consolidated Cash Flows is presented without separate classification of cash flows from the funeral services business through March 31, 2008. Unless otherwise noted, the Notes to Consolidated Financial Statements exclude information related to the funeral services business. See Note 3 for a further discussion of the spin-off of the funeral services business.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and our majority-owned subsidiaries. All subsidiaries are wholly-owned with the exception of the 60 percent owned joint venture acquired during the first quarter of fiscal 2010 and discussed in Note 2. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles (Note 5), investments (Note 7), income taxes (Note 11) and commitments and contingencies (Note 16), among others.
Cash and Cash Equivalents
We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.
Investment and Investment Securities
At September 30, 2010, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. As of September 30, 2010, we held $11.8 million of ARS that were recorded at fair value and classified as available-for-sale with unrealized holding gains and losses recorded in Accumulated Other Comprehensive Income (Loss) (“AOCL”).

We also previously held ARS with UBS Financial Services (“UBS”). During the first quarter of 2009, we entered into an enforceable, non-transferable right (the “Put”) with UBS, which allowed us to exercise this Put at anytime during the period of June 30, 2010 through July 2, 2012. During the quarter ended June 30, 2010, UBS redeemed $14.1 million of our ARS plus interest. On June 30, 2010, we successfully exercised our rights under this Put for all remaining ARS held with UBS and received cash proceeds of $12.0 million, including accrued interest, on July 1, 2010.
We regularly evaluate all investments classified as available-for-sale for possible impairment based on current economic conditions, credit loss experience and other criteria. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; (iii) the assessment of whether any decline in estimated fair value is other-than-temporary; and (iv) the likelihood of selling before recovery. If there is a decline in a security’s net realizable value that is other-than-temporary, the decline is separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The decline related to the credit loss is recognized in earnings, while the decline related to all other factors is recognized in AOCL.
See Note 7 for further details on our fair value measurements.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for capital sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payor’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.
Within rental revenues, the domestic third-party payor’s reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payor prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.
We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.
Inventories
Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 65 percent and 55 percent of our inventories at September 30, 2010 and 2009. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. During 2009, we made a change in cost method for certain domestic production inventory from the FIFO method to the LIFO method. The change impacted approximately 17 percent of our inventory and the effect on our Consolidated Financial Statements was not significant. Inventories at September 30 consist of the following:

	September 30,	September 30,
	2010	2009

Finished products	$64.2	$57.4
Work in process	4.7	2.0
Raw materials	39.6	32.6

Total	$108.5	$92.0

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $1.2 million and $3.6 million higher than reported at September 30, 2010 and 2009.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Useful Life
Land improvements	6 – 25 years
Buildings and building equipment	20 – 40 years
Machinery and equipment	3 – 10 years
Equipment leased to others	2 – 10 years
When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense included within continuing operations on the Statements of Consolidated Income (Loss) for fiscal years 2010, 2009 and 2008 was $72.8 million, $74.3 million and $81.0 million. The major components of property and the related accumulated depreciation at September 30, were as follows:

	September 30,		September 30,
	2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$12.5	$3.7	$12.0	$3.5
Buildings and building equipment	112.8	75.7	112.7	74.5
Machinery and equipment	257.1	192.2	269.9	199.0
Equipment leased to others	422.6	289.7	426.6	271.8

Total	$805.0	$561.3	$821.2	$548.8

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
Our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses as of September 30 was as follows:

	September 30,		September 30,
	2010		2009
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$553.9	$472.8	$545.9	$472.8
Software	150.5	91.7	141.7	75.7
Other	123.9	46.1	111.7	35.8

Total	$828.3	$610.6	$799.3	$584.3

Amortization expense included within continuing operations in the Statements of Consolidated Income (Loss) for fiscal years 2010, 2009 and 2008 was $26.9 million, $25.9 million and $22.5 million. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter: $29.7 million in 2011, $28.7 million in 2012, $23.8 million in 2013, $15.8 million in 2014, $10.1 million in 2015 and $9.3 million thereafter.
Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. In addition, software includes capitalized development costs for software products to be sold. The net book value of computer software costs, included within Intangible assets, was $58.8 million and $66.0 million at September 30, 2010 and 2009. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense included within continuing operations in the Statements of Consolidated Income (Loss) approximated $17.5 million, $16.6 million and $14.8 million for fiscal years 2010, 2009 and 2008.
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
A reconciliation of changes in our warranty reserve for fiscal years 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance at October 1	$17.1	$16.9	$19.8
Provision for warranties during the period	16.0	16.9	17.4
Warranty reserves acquired	—	3.6	—
Warranty claims incurred during the period	(17.3)	(20.3)	(20.3)

Balance at September 30	$15.8	$17.1	$16.9

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
Retirement Plans
We sponsor retirement and postretirement plans covering select employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of wage adjustments.

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the statement of financial position. We also recognize in Accumulated Other Comprehensive Income (Loss) certain gains and losses that arose during the period. See Note 8 for key assumptions and further discussion related to our pension and postretirement plans.
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
Self Insurance
We are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. We are also generally self-insured up to certain stop-limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.
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
Revenues are presented in the Statements of Consolidated Income (Loss) net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenues. Reserves for revenue are estimated based upon historical rates for revenue adjustments.
Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.
Cost of Revenues
Cost of goods sold for capital sales consists primarily of purchased material costs, fixed manufacturing expense, variable direct labor, overhead costs and costs associated with the distribution and delivery of products to our customers. Rental expenses consist of costs associated directly with rental revenue, including depreciation, maintenance, logistics and service center facility and personnel costs.
Research and Development Costs
Research and development costs are expensed as incurred. Costs included within continuing operations in the Statements of Consolidated Income (Loss) were $58.3 million, $55.7 million and $57.3 million for fiscal years 2010, 2009 and 2008.
In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount spent during fiscal years 2010, 2009 and 2008 was approximately $4.8 million, $5.8 million and $9.5 million.
Advertising Costs
Advertising costs are expensed as incurred. Costs included within continuing operations in the Statements of Consolidated Income (Loss) were $4.3 million, $4.0 million and $7.0 million for fiscal years 2010, 2009 and 2008.
Comprehensive Income
We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.
The composition of Accumulated Other Comprehensive Income (Loss) at September 30 is as follows:

	September 30,	September 30,	September 30,
	2010	2009	2008

Available-for-sale securities and currency hedges	$(0.7)	$(0.9)	$(0.6)
Foreign currency translation adjustment	(11.9)	(12.6)	2.4
Items not yet recognized as a component of net periodic pension and postretirement healthcare costs	(49.2)	(46.4)	(6.0)

Total	$(61.8)	$(59.9)	$(4.2)

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
Stock-Based Compensation
We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) are measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted. See Note 13 for further details.
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
We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. See Note 11 for further details.
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
Recently Issued Accounting Guidance
On October 1, 2009, we adopted the Financial Accounting Standard Board’s (“FASB”) authoritative guidance related to business combinations, noncontrolling interests in consolidated financial statements and assets acquired and liabilities assumed in a business combination that arise from contingencies. Our adoption of this guidance was prospective and applies to business combinations that occurred on or after October 1, 2009. See Note 2 for application of this guidance to the joint venture entered into during our first fiscal quarter of 2010.

On October 1, 2009, we adopted the FASB’s authoritative guidance related to the determination of the useful life of intangible assets. Our adoption of this guidance was prospective and did not have a material impact on our consolidated financial statements or the joint venture discussed in Note 2.
On October 1, 2009, we early adopted the FASB’s authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements. Our adoption of this guidance was prospective and did not have a material impact on our consolidated financial statements.
In December 2008, the FASB issued new authoritative guidance related to employers’ disclosures about postretirement benefit plan assets. This guidance requires detailed annual disclosures regarding the investment strategies, fair value measurements, and concentration of risk of plan assets of our defined benefit pension plans. Our adoption of this guidance is prospective and became effective beginning September 30, 2010. See Note 8 for further details.
In June 2009, the FASB revised the authoritative guidance to require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This revised guidance will become effective beginning October 1, 2010. We have evaluated the potential impact this guidance may have on our consolidated financial statements and have concluded that it is not material to our existing activity. When appropriate, we will consider and apply this guidance in connection with future business transactions.
In June 2009, the FASB revised the authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This revised guidance will become effective beginning October 1, 2010. We have evaluated the potential impact this guidance may have on our consolidated financial statements and have concluded that it is currently not applicable to us. When appropriate, we will consider and apply this guidance in connection with future business transactions.
NOTE 2. ACQUISITIONS
Encompass Joint Venture
On November 9, 2009, we entered into a joint venture with Encompass Group, LLC (“Encompass Group”), a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC (“Encompass JV”). This joint venture includes contributed former assets of Encompass Therapeutic Support Systems (“ETSS”), a division of Encompass Group and is 60 percent owned by us and 40 percent owned by Encompass Group. Encompass Group, through its ETSS business unit, traditionally focused on providing surface replacement systems. For our 60 percent ownership interest in the Encompass JV we paid $7.5 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass JV.
The following summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Amount
Goodwill	$8.0
Trade Name	1.5
Customer relationships	7.7
Technology	2.4
Net liabilities assumed	(0.7)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)

Total purchase price	$7.5

The Encompass JV agreements contain both a put option for Encompass Group and a call option for us, requiring or allowing us to purchase the remaining 40 percent interest, which are based on predetermined earnings multiples. Changes to the value of the put are accreted to noncontrolling interest in our Consolidated Balance Sheet with the offset being recorded as a component of retained earnings.
The goodwill of $8.0 million arising from the Encompass JV consists largely of the synergies created from combining ETSS’s focus on customer replacement surfaces with our platform brands. The goodwill is deductible for tax purposes and will be allocated entirely to our North America Acute Care segment.
The useful lives assigned to intangibles identified as part of the Encompass JV are as follows:

Useful Life
Trade name	7
Customer relationships	7
Technology	5
If the Encompass JV had been consummated at the beginning of our 2009 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.
Liko Acquisition
On October 1, 2008, we acquired two affiliated companies: Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”). Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology. The acquisition of Liko represents a direct connection to our mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care. The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired). The results of Liko are included in the Consolidated Financial Statements since the date of acquisition.
The following table summarizes the allocation of the purchase price of Liko based on estimated fair values as of the acquisition date:

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

NOTE 3. DISCONTINUED OPERATIONS
As discussed in Note 1, on March 31, 2008, we completed the spin-off of our funeral services business through a tax-free stock dividend to our shareholders. Pursuant to the Distribution Agreement (“Distribution Agreement”) between us and Hillenbrand, Inc., the holding company for the funeral services business, we contributed net assets in the amount of $270.1 million to Hillenbrand, Inc. The following table presents summary information related to the net assets contributed to Hillenbrand, Inc. at the close of business on March 31, 2008:

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

As a result of the spin-off transaction, the funeral services business and certain other costs have been classified within discontinued operations in the Company’s 2008 Consolidated Statement of Income. The following table and accompanying notes present certain summary income statement information related to the discontinued funeral services business and the spin-off transaction for the fiscal year ended September 30, 2008:

Fiscal Year Ended
September 30,
2008

Funeral services sales	$354.3
Total expenses (a) (b) (c) (d)	275.5

Income from discontinued operations before income taxes	78.8
Income tax expense (e)	30.1

Income from discontinued operations	$48.7

(a)
Total expenses include all costs of discontinued operations, including costs of goods sold, operating expenses (research and development expenses and selling, general and administrative expenses) and other income and expense items.

(b)
We incurred certain non-recurring costs directly related to the spin-off transaction of $26.1 million for fiscal year 2008. Of these amounts, which were primarily for investment banking fees, legal, accounting, other professional and consulting fees, $24.5 million have been allocated to discontinued operations in the 2008 Consolidated Statement of Income. All remaining amounts are recorded within income from continuing operations.

(c)
Total one-time stock-based compensation charges of $10.3 million were recognized in the second quarter of fiscal 2008 due to the modification of stock options and accelerated vesting of certain restricted stock awards in connection with the spin-off. The portion of the stock-based compensation charge related to outstanding awards held by employees of the funeral services business, which was $4.5 million, were allocated to discontinued operations, while the remaining $5.8 million was recorded within income from continuing operations. See Note 13 for more details of stock-based compensation activity related to the spin-off transaction.

(d)
On July 1, 2004, we closed on the sale of Forethought Financial Services, Inc., a previously wholly-owned insurance business, to Forethought Financial Group, Inc. (“FFG”), for a combination of consideration, including cash, seller financing and warrants. During our second fiscal quarter of 2008, we renegotiated the terms of the seller financing provided to FFG, resulting in the recognition of a cumulative charge in our second quarter of fiscal 2008 of $6.4 million. The remaining outstanding portion of the seller note and warrants were contributed to a subsidiary of Hillenbrand, Inc. in conjunction with our spin-off of the funeral services business, and accordingly, the $6.4 million charge was classified as a component of income from discontinued operations in the 2008 Consolidated Statement of Income.

(e)	Includes the income tax effects of the adjustments described above.
The Company entered into the Distribution Agreement, a Judgment Sharing Agreement and a Tax Sharing Agreement as well as a number of other agreements with Hillenbrand, Inc. for the purpose of accomplishing the separation of the funeral services business from the Company and the distribution of Hillenbrand, Inc. common stock to the Company’s shareholders. These agreements govern the relationship between the Company and Hillenbrand, Inc. subsequent to the distribution and provide for the allocation of the assets, investments and property of the Company as well as of investments, property, tax and other liabilities and obligations attributable to periods prior to the distribution. They also limit our ability to incur indebtedness, pay dividends in excess of a pre-determined amount, and make acquisitions.
Distribution Agreement
The Distribution Agreement sets forth the agreements between the Company and Hillenbrand, Inc. with respect to the principal corporate transactions that were required to effect the separation of Hillenbrand, Inc. from the Company, the allocation of certain corporate assets and liabilities of the Company and Hillenbrand, Inc., and the framework of the other agreements governing the relationship between the two companies, including indemnifications between the parties.

Additionally, in order to preserve the credit capacity of each of the Company and Hillenbrand, Inc. to perform its obligations under the Judgment Sharing Agreement described below, the Distribution Agreement imposes certain restrictive covenants on the Company and Hillenbrand, Inc. Specifically, the Distribution Agreement provides that the Company and its subsidiaries will not:
•	incur indebtedness to finance the payment of any extraordinary cash dividend on its outstanding capital stock or the repurchase of any outstanding shares of its capital stock;
•	declare and pay regular quarterly cash dividends on the shares of the Company’s common stock in excess of $0.1025 per share;
•	make any acquisition outside its core area of business;
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

These restrictive covenants will terminate in the event that either the Company’s or Hillenbrand, Inc.’s funding obligations under the Judgment Sharing Agreement terminate in accordance with the terms of that agreement. The Distribution Agreement imposes similar restrictions on Hillenbrand, Inc. and its subsidiaries.
Judgment Sharing Agreement
The Company and Hillenbrand, Inc.’s Batesville Casket Company subsidiary have been named in an antitrust lawsuit described in Note 16. The Company believes that it has committed no wrongdoing as alleged by the plaintiffs and that it has meritorious defenses to plaintiffs’ underlying allegations and damage theories.
The Judgment Sharing Agreement is intended to allocate any potential liability that may arise from certain anti-trust litigation and any other case that is consolidated with the litigation. We apply the same methodology in recording liabilities for loss contingencies related to lawsuits in evaluating and accounting for the Judgment Sharing Agreement.
The Judgment Sharing Agreement provides that Hillenbrand, Inc. is responsible for bearing all fees and costs incurred in the defense of the antitrust litigation matters on behalf of itself and the Company. The Distribution Agreement contains provisions governing the joint defense of the antitrust litigation and other claims. In the event that the Company or Hillenbrand, Inc. is dismissed as a defendant in the antitrust litigation matters (except where the dismissal results from a settlement agreement that does not include both the Company and Hillenbrand, Inc.) or is found upon conclusion of trial not to be liable for payment of any damages to the plaintiffs, any funding obligations under the Judgment Sharing Agreement of the party so dismissed or found not liable will terminate once such dismissal or finding of no liability is finally judicially determined. See Note 16 for additional information on the litigation in question.
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

Other
The Company entered into shared services and transition services agreements regarding certain services to be provided by each company and its subsidiaries to the other and its subsidiaries following the separation, as well as leases and subleases with Hillenbrand, Inc. for shared locations. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases, which approximate fair market value. Also, the Company entered into agreements providing for the joint ownership by it and Hillenbrand, Inc. of certain assets, including certain aircraft and corporate conference facilities used by both companies. We also entered into a limited, mutual right of first offer or right of first refusal agreement with Hillenbrand, Inc. with respect to various real estate and improvements thereon owned by us or Hillenbrand, Inc. in the Batesville, Indiana area. As a result of these agreements and resulting services provided by and for Hillenbrand, Inc. since the spin-off, we had a payable and receivable with Hillenbrand, Inc. of $0.7 million and $5.0 million, as of September 30, 2008, a payable and receivable of $0.3 million and $2.3 million, as of September 30, 2009 and a payable and receivable of $0.2 million and $0.4 million as of September 30, 2010.
Additional details on all these agreements may be found in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2008.
NOTE 4. SALE OF NON-STRATEGIC ASSETS
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
NOTE 5. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES
The Company tests goodwill and other intangible assets for impairment on an annual basis during its third fiscal quarter, or more often if events or circumstances indicate there may be impairment. The assessment during the third quarter of 2010 and 2008 indicated that there was no impairment with respect to goodwill or other recorded intangible assets. During the second quarter of fiscal 2009, as a result of the decline in our market capitalization related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, the Company determined it was required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of its normal third fiscal quarter test period.
Based on the results of goodwill and other intangible asset impairment testing as of March 31, 2009, the Company recorded an estimated impairment charge of $470 million in the second fiscal quarter of 2009. During the third quarter of 2009, the Company refined its impairment assessment for the second quarter and recorded an additional charge of $3.8 million. A further adjustment of $1.0 million was required in the fourth quarter as a result of purchase accounting adjustments in connection with the Liko acquisition. An additional adjustment is likely upon finalization of the working capital and net debt adjustments associated with the Liko acquisition, with any such adjustment expected to be favorable and not material.
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

For our second quarter of 2009 analysis, the Company estimated the fair value of each reporting unit in step one based on discounted cash flows as well as a market approach that compared each reporting unit’s earnings and revenue multiples to those of comparable public companies. The reporting unit’s discounted cash flows required significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. Utilizing the Company’s weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in an implied fair value substantially in excess of the Company’s market capitalization. In order to reconcile the discounted cash flows and market approach fair values to the trading value of the Company’s common stock, the Company applied higher discount rates than its weighted average cost of capital to its discounted cash flows and utilized earnings and revenue multiples below the median of comparable public companies, reflecting the equity risk premiums expected by a market participant. The reconciled fair values under both the discounted cash flows and market approach were substantially the same and resulted in three of the Company’s reporting units having a carrying value in excess of their fair value.
The second step required the Company to allocate the fair value of each reporting unit that failed the first step test to the fair value of each reporting unit’s net assets. The Company calculated the fair values of each reporting unit’s net assets, with assistance from a third party valuation firm in the determination of fair values for significant tangible and intangible assets. All Company-specific data and analytics, including estimates and assumptions, used in the valuations prepared by the third party valuation firm were either prepared or validated by the Company. Management takes full responsibility for this data and the ultimate results of the valuation work including the final fair values assigned to each reporting unit. Due to the fact that the Company was required to allocate a significant portion of fair value to unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists, but were not permitted to record these assets on the Company’s balance sheet, the resulting fair value allocated to implied goodwill was significantly lower than recorded goodwill resulting in the impairment charge.
In fiscal 2009, the Company incurred the impairment charge for goodwill and other intangibles in each of its three reportable segments in the following amounts — North America Acute Care $289.5 million, North America Post-Acute Care $68.6 million and International and Surgical $114.7 million, which represented a full impairment of goodwill at that time in the applicable North America Acute Care and International reporting units.
The following is a summary of the activity in goodwill by segment.

	North America	North America	International and
	Acute Care	Post-Acute Care	Surgical	Total

Balances at October 1, 2008:
Goodwill	$240.1	$87.6	$94.8	$422.5
Accumulated impairment losses	—	—	—	—

Goodwill, net at October 1, 2008	240.1	87.6	94.8	422.5

Changes in Goodwill during the period:
Goodwill related to acquisitions	49.4	26.6	63.5	139.5
Impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Currency translation effect	—	—	(16.1)	(16.1)

Balances at September 30, 2009:
Goodwill	289.5	114.2	142.2	545.9
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)

Goodwill, net at September 30, 2009	—	45.6	27.5	73.1

Changes in Goodwill during the period:
Goodwill related to acquisitions	8.0	—	—	8.0

Balances at September 30, 2010:
Goodwill	297.5	114.2	142.2	553.9
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)

Goodwill, net at September 30, 2010	$8.0	$45.6	$27.5	$81.1

NOTE 6. FINANCING AGREEMENTS
Total debt consists of the following:

	September 30,	September 30,
	2010	2009

Outstanding finance credit lines	$8.1	$12.2
Revolving credit facility	45.0	90.0
Unsecured 8.50% debentures due on December 1, 2011	48.4	49.3
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.8
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	0.8

Total debt	151.6	201.9
Less current portion of debt	53.1	102.2

Total long-term debt	$98.5	$99.7

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
The retirement of debt discussed above was financed by $250.0 million of proceeds from borrowings under a Hillenbrand, Inc. revolving credit facility, which was put in place just prior to the spin-off of the funeral services business on March 31, 2008. Subsequent to its borrowing under its new credit facility, Hillenbrand, Inc. made a distribution of $250.0 million to the Company. The Company has no obligations under the Hillenbrand, Inc. credit facility.
Other unsecured debentures outstanding at September 30, 2010 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $2.1 million at September 30, 2010 and $3.1 million at September 30, 2009. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
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
As of September 30, 2010, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility. During the first quarter of fiscal 2010, we made a payment of $45.0 million on our credit facility to reduce a portion of the short-term debt originally borrowed in conjunction with the Liko acquisition.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $95.7 million at September 30, 2010 which was unchanged from September 30, 2009.
NOTE 7. FAIR VALUE MEASUREMENTS
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

The following table summarizes the Company’s financial assets and liabilities included in its Consolidated Balance Sheets, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$184.5	$184.5	$—	$—
Available-for-sale marketable securities	11.8	—	—	11.8
Other investments	0.3	—	—	0.3

Total assets at fair value	$196.6	$184.5	$—	$12.1

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$170.6	$170.6	$—	$—
Trading securities	24.9	—	—	24.9
Available-for-sale marketable securities	16.7	—	—	16.7
Put rights	1.5	—	—	1.5
Other investments	0.5	—	—	0.5

Total assets at fair value	$214.2	$170.6	$—	$43.6

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
At September 30, 2010, we had $11.8 million of AAA rated student loan auction rate securities. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At September 30, 2010, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “Income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. See below for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets during fiscal 2010.

Currently, we intend, and believe we have the ability to hold these assets until market conditions are more favorable. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses.
The following table presents the activity related to our ARS and the Put (see Note 1) during the year ended September 30, 2010.

	ARS
	Available-				(Gain)/
	For-Sale	Trading	Put	AOCL	Loss
Balance at October 1, 2009	$16.7	$24.9	$1.5	$1.2	$—
Change in fair value	—	1.5	(0.3)	—	(1.6)
Sales or redemptions	(4.9)	(26.4)	(1.2)	(0.1)	1.8

Balance at September 30, 2010	$11.8	$—	$—	$1.1	$0.2

The components of the change in our unrealized gains during fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Unrealized gains (losses) on available-for sale securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$0.2	$(3.0)	$2.0
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	(0.1)	2.7	(4.6)

Net change in unrealized gains (losses), net-of-tax	$0.1	$(0.3)	$(2.6)

For the fiscal years ended September 30, 2010, 2009 and 2008, we recognized income on our investments of $2.3 million, $2.9 million and $9.3 million, which did not include any impairments.
The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.
NOTE 8. RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The Company’s retirement plans consist of defined benefit plans, a post-retirement healthcare plan, and defined contribution savings plans. Plans cover certain employees both in and outside of the U.S.
Retirement Plans
The company sponsors four defined benefit plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, and two defined benefit retirement plans covering employees in Germany and France. During 2010, the Company merged the defined benefit plan related to our fiscal 2004 acquisition of Mediq, Inc. (Mediq) into the master defined benefit plan. For comparable periods, the Mediq plan has been combined with the Master plan. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30th measurement date.
As discussed in Note 10, the Company announced a restructuring plan during its second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit retirement plan and the postretirement health care plan. The impact of the remeasurement in each plan is included within the following tables as curtailment and special termination benefits.

Effect on Operations
The components of net pension expense for our defined benefit retirement plans for fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Service cost	$5.1	$4.0	$4.7
Interest cost	13.2	13.3	12.3
Expected return on plan assets	(13.1)	(12.9)	(13.2)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.6
Amortization of net (gain) loss	2.6	(0.1)	—

Net periodic benefit cost	8.4	4.9	4.4
Curtailment and special termination benefits	—	2.8	0.3

Net pension expense	$8.4	$7.7	$4.7

Obligations and Funded Status
The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans at September 30 were as follows:

	September 30,	September 30,
	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$246.2	$180.5
Service cost	5.1	4.0
Interest cost	13.2	13.3
Curtailment	—	1.1
Special termination benefits	—	1.3
Actuarial loss	11.0	52.8
Benefits paid	(8.1)	(7.2)
Exchange rate (gain) loss	(0.9)	0.4

Benefit obligation at end of year	266.5	246.2

Change in plan assets:
Fair value of plan assets at beginning of year	152.8	145.1
Actual return on plan assets	19.7	1.5
Employer contributions	51.3	13.4
Benefits paid	(8.1)	(7.2)

Fair value of plan assets at end of year	215.7	152.8

Funded status and net amounts recognized	$(50.8)	$(93.4)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(1.0)	$(1.1)
Accrued pension benefits, long-term	(49.8)	(92.3)

Net amount recognized	$(50.8)	$(93.4)

In addition to the amounts above, net actuarial losses of $81.4 million and prior service costs of $3.5 million, less an applicable aggregate tax effect of $31.5 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2010. At September 30, 2009, net actuarial losses of $79.9 million and prior service costs of $4.0 million, less an applicable aggregate tax effect of $32.4 million, were included as components of Accumulated Other Comprehensive Income (Loss).
The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $3.8 million and $0.6 million.
Accumulated Benefit Obligation
The accumulated benefit obligation for all defined benefit pension plans was $243.6 million and $222.0 million at September 30, 2010 and 2009. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets at September 30, 2010 and 2009, was as follows:

	September 30, 2010			September 30, 2009
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan	$4.2	$3.2	$—	$3.7	$2.7	$—
Master plan	248.3	227.2	215.3	229.1	206.5	152.4
German plan	11.5	11.5	—	11.5	11.5	—
French plan	2.5	1.7	0.4	1.9	1.3	0.4

	$266.5	$243.6	$215.7	$246.2	$222.0	$152.8

Actuarial Assumptions
The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2010	2009	2008
Weighted average assumptions to determined benefit obligations at the measurement date:
Discount rate for obligation	5.1%	5.5%	7.5%
Rate of compensation increase	3.5%	4.0%	4.0%

	2010	2009	2008
Weighted average assumptions to determined benefit cost for the year:
Discount rate for expense	5.5%	7.5%	6.5%
Expected rate of return on plan assets	7.5%	7.5%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%
The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio, as well as taking into consideration economic and capital market conditions. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.

Plan Assets
The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2010 and 2009, by asset category, along with target allocations, are as follows:

	2010	2009	2010	2009
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	50%	58%	50%	57%
Fixed income securities	50%	40%	50%	41%
Real estate	0%	2%	0%	2%

Total			100%	100%

The Company has a Plan Committee that sets investment guidelines with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Company employs a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk. Target allocations are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.
The investment portfolio contains a diversified portfolio of primarily equities and fixed income securities. Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks. The Plan Committee believes with prudent risk tolerance and asset diversification, the account should be able to meet its pension and other post-retirement obligations in the future.
Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio. Hill-Rom common stock represented 0 percent and 2 percent of master trust assets at September 30, 2010 and 2009 and is subject to a statutory limit when it reaches 10 percent of total trust assets. All Hill-Rom common stock previously held in the master defined benefit retirement plan was sold in fiscal 2010.
Fair Value Measurements of Plan Assets
The following table summarizes the valuation of the Company’s pension plan assets by pricing categories at September 30, 2010:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$3.6	$3.6	$—	$—
Equities
US companies	72.9	72.9	—	—
International companies	33.4	33.4	—	—
Fixed income securities	105.4	53.4	52.0	—
Other	0.4	0.4	—

Total plan assets at fair value	$215.7	$163.7	$52.0	$—

The Level 2 fixed income securities are commingled funds valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, all of which are publicly traded securities. For further descriptions of the asset Levels used in the above chart, refer to Note 7.

Cash Flows
In August 2006, the Pension Protection Act was signed into law in the U.S. The Pension Protection Act replaces the funding requirements for defined benefit pension plans by subjecting defined benefit plans to 100 percent of the current liability funding target. Defined benefit plans with a funding status of less than 80 percent of the current liability are defined as being “at risk.” The Company’s U.S. qualified defined benefit plan is funded in excess of 80 percent, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the Pension Protection Act and that the law will not have a material impact on future contributions.
During 2010 and 2009, we contributed cash of $51.3 million and $13.4 million to our defined benefit retirement plans. We do not expect to contribute to our master defined benefit retirement plan in fiscal year 2011, due to the significant contribution made during 2010, however, minimal contributions will be required for our unfunded plans.
Estimated Future Benefit Payments
The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2011	$8.8
2012	$9.4
2013	$10.0
2014	$10.6
2015	$11.5
2016-2020	$71.8
Defined Contribution Savings Plans
The Company has defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Company contributions to the plans are based on eligibility and employee contributions. Expense under these plans was $12.6 million, $13.0 million and $13.2 million in fiscal years 2010, 2009 and 2008.
Postretirement Health Care Plan
In addition to defined benefit retirement plans, Hill-Rom also offers a domestic postretirement health care plan that provides health care benefits to qualified retirees and their dependents. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan. In fiscal 2008, the plan was amended to change eligibility and future benefits, which resulted in a negative plan amendment and a curtailment. The postretirement health care plan was remeasured at March 31, 2009 in connection with the restructuring mentioned previously.

The postretirement health care benefit included within continuing operations in the Statements of Consolidated Income (Loss) during fiscal 2010 was $0.1 million. The postretirement health care cost included within continuing operations in the Statements of Consolidated Income (Loss) during fiscal 2009 and 2008 was $1.0 million and $2.1 million. The change in the accumulated postretirement benefit obligation during 2010 and 2009 was as follows:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$9.7	$6.9
Service cost	0.4	0.3
Interest cost	0.5	0.5
Curtailment	—	(0.3)
Special termination benefits	—	1.6
Actuarial loss	0.1	0.8
Benefits paid	(1.3)	(0.4)
Retiree contributions	0.3	0.3

Benefit obligation at end of year	$9.7	$9.7

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.5	$1.3
Accrued benefits obligation, long-term	9.2	8.4

Net amount recognized	$9.7	$9.7

During fiscal 2010 and 2009, the Company contributed $1.0 million and $0.1 million to the plan.
In addition to the amounts above, net actuarial gains of $1.2 million and prior service credits of $5.7 million, less an applicable aggregate tax effect of $2.7 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2010. At September 30, 2009, net actuarial gains of $1.8 million and prior service credits of $6.6 million, less an applicable aggregate tax effect of $3.3 million, were included as components of Accumulated Other Comprehensive Income (Loss).
The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2010, 2009 and 2008 was 5.5 percent, 7.5 percent and 6.5 percent. The discount rate used to determine the benefit obligation as of September 30, 2010, 2009 and 2008 was 4.4 percent, 5.5 percent and 7.5 percent. As of September 30, 2010 the health care-cost trend rates were assumed to decrease as follows:

	2010	2009	2008

Year 1	7.75%	8.25%	8.25%
Year 2	7.25%	7.75%	7.75%
Year 3	6.75%	7.25%	7.25%
Year 4	6.25%	6.75%	6.75%
Year 5	5.75%	6.25%	6.25%
A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2010 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.9 million and $0.8 million.
We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $0.5 million in fiscal 2011 and less than $1.0 million per year thereafter.
NOTE 9. SHAREHOLDERS’ EQUITY
In October 2006, our Board of Directors approved the repurchase of a total of 25.7 million shares of our common stock through the open market or private transactions. There were no repurchases under this approval during fiscal years 2008 and 2009 and through the third quarter of fiscal 2010. However, during August 2010, we repurchased 1.0 million shares of our common stock for $34.5 million. As of September 30, 2010, a cumulative total of 23.7 million shares had been repurchased by us at market trading prices, leaving 2.0 million shares still available for repurchase. The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.

NOTE 10. SPECIAL CHARGES
Over the past several years, the Company has placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes. The charges associated with these actions are summarized below.
2010 Actions
•
During the fourth quarter of fiscal 2010, we announced plans to eliminate approximately 100 employees which resulted in a special charge of $4.3 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance will be completed by the end of our 2011 fiscal year. We also recorded a charge of $3.9 million related to write-downs associated with the planned disposal of two aircraft from our corporate aviation assets, which are jointly owned with Hillenbrand, Inc. The loss was recognized net of management’s estimate of amounts to be recovered. The assets held for sale of $1.5 million are recorded in other current assets in the Consolidated Balance Sheet.

•
During the second quarter of fiscal 2010, we announced organizational changes including the elimination of approximately 160 employees across the Company. The result was a special charge of $5.0 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance will be completed by the end of our 2011 fiscal year.

2009 Actions
•
During the second quarter of fiscal 2009, we announced a plan which impacted approximately 450 salaried, hourly and temporary employees. In total, the plan resulted in a charge of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with a voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment, discontinued use of a building under an operating lease and other charges of approximately $4.4 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages will result in cash expenditures that have been substantially completed as of September 30, 2010. Cash expenditures for the lease will be paid over the remaining lease period.

2008 Actions
•
During the fourth quarter of fiscal 2008, we eliminated approximately 160 professional, salaried and non-exempt employee positions, including the elimination of management positions. Positions affected were distributed similarly to our employee locations. About one-third of the positions affected involved associates based at our global headquarters in Batesville, Indiana. The remaining affected positions were based in other North American locations and international sites throughout our global organization. Affected associates were offered severance and other enhanced benefits. The result was a one-time charge of approximately $6.0 million in the fourth quarter of fiscal 2008. The implementation of this restructuring plan was substantially completed as of September 30, 2008, and all cash expenditures associated with the severance have been completed.

•
During the fourth quarter of fiscal 2008, management initiated a plan which resulted in a limited rationalization in the current service center footprint and the disposal of select assets and asset groups. As a result of the plan, the Company recorded a charge of $14.5 million during the fourth quarter of fiscal 2008. This charge mainly related to the impairment of equipment with a net book value of $16.0 million that was held for sale. The remainder of the charge related to lease termination and employee severance costs. This action is complete.

•
During the first quarter of fiscal 2008, voluntary termination packages were offered to certain members of Hill-Rom’s Batesville manufacturing organization, which resulted in a special termination charge to cover benefits offered to those employees who accepted the termination offers. Additionally, approximately 15 other Hill-Rom manufacturing support positions were eliminated resulting in an aggregate special charge of $2.3 million in the first quarter of 2008, of which $0.3 million related to pension benefits. This action is now complete.

Activity related to these actions during fiscal 2010 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				September 30,
	2009	Expenses	Cash Payments	Reversals	2010
Fiscal Year 2010
Q2 Action — Restructuring	$—	$5.0	$(3.5)	$—	$1.5
Q4 Action — Restructuring	—	4.3	(0.6)	—	3.7

Total Fiscal Year 2010	$—	$9.3	$(4.1)	$—	$5.2

Fiscal Year 2009
Q2 Action — Restructuring	$4.5	$—	$(4.1)	$—	$0.4

Fiscal Year 2008
Q1 Action — Line Relocation	$—	$—	$—	$—	$—
Q4 Action — Worldwide Streamlining	0.1	—	(0.1)	—	—
Q4 Action — MEMS Restructuring	—	—	—	—	—

Total Fiscal Year 2008	$0.1	$—	$(0.1)	$—	$—

Total	$4.6	$9.3	$(8.3)	$—	$5.6

NOTE 11. INCOME TAXES
The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Income from continuing operations before income taxes:
Domestic	$169.4	$(221.4)	$90.0
Foreign	13.5	(157.4)	2.3

Total	$182.9	$(378.8)	$92.3

Income tax expense from continuing operations:
Current provision
Federal	$35.9	$23.3	$38.9
State	(5.3)	(0.3)	(1.1)
Foreign	7.0	1.4	5.4

Total current provision	37.6	24.4	43.2
Deferred provision:
Federal	15.2	(3.2)	(17.3)
State	4.4	5.3	2.2
Foreign	(0.3)	(0.3)	(2.9)

Total deferred provision	19.3	1.8	(18.0)

Income tax expense from continuing operations	$56.9	$26.2	$25.2

Differences between income tax expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income from continuing operations before income taxes for fiscal years 2010, 2009 and 2008 were as follows:

	2010		2009		2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$64.0	35.0	$(132.6)	35.0	$32.3	35.0
State income tax (b)	4.8	2.6	3.6	(0.9)	2.6	2.8
Foreign income tax (c)	(0.6)	(0.3)	(2.1)	0.5	1.7	1.8
Impairment of goodwill & other intangibles	—	—	163.3	(43.1)	—	—
Application of federal tax credits	(0.6)	(0.3)	(3.6)	0.9	(0.7)	(0.8)
Adjustment of estimated income tax accruals	(9.7)	(5.4)	0.2	—	(4.5)	(4.8)
Valuation of tax attributes	—	—	(1.9)	0.5	(3.4)	(3.7)
Other, net	(1.0)	(0.5)	(0.7)	0.2	(2.8)	(3.0)

Income tax expense from continuing operations	$56.9	31.1	$26.2	(6.9)	$25.2	27.3

(a)	At statutory rate.

(b)	Net of Federal benefit.

(c)	Federal tax rate differential.
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	September 30, 2010	September 30, 2009
Deferred tax assets:
Employee benefit accruals	$45.4	$54.8
Reserve for bad debts	10.4	10.1
Litigation and legal accruals	—	8.6
Net operating loss carryforwards — state	2.1	4.2
Tax credit carryforwards	2.4	2.4
Foreign (loss carryforwards and other tax attributes)	21.7	30.8
Other, net	34.3	39.6

	116.3	150.5
Less: valuation allowance	(28.5)	(37.5)

Total deferred tax assets	87.8	113.0

Deferred tax liabilities:
Depreciation	(41.2)	(45.8)
Amortization	(31.1)	(31.6)
Other, net	(6.4)	(6.4)

Total deferred tax liabilities	(78.7)	(83.8)

Deferred tax asset — net	$9.1	$29.2

At September 30, 2010, we had $21.7 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods ranging from 1 year to an unlimited period. We also had $2.1 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2011 and 2027. We also had $1.2 million of deferred tax assets related to foreign tax credit carryforwards, which expire between 2011 and 2019 and $1.2 million of deferred tax assets related to state credits, which expire between 2014 and 2026.
The gross deferred tax assets as of September 30, 2010 were reduced by valuation allowances of $28.5 million, relating primarily to foreign operating loss carryforwards and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized. It is possible that improvements in foreign earnings could result in a reconsideration of the need for these valuation allowances. The valuation allowance was reduced by $9.0 million during fiscal 2010 due to releases of valuation allowances on deferred tax assets realized or expected to be utilized as well as adjustments in value of related deferred tax assets.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

The Company files a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. During fiscal 2010, the Company reached a resolution with the Internal Revenue Service (“IRS”) on two tax matters previously disclosed. The first related to the character of certain payments received to terminate interest rate swap contracts. The resolution of this issue concluded the IRS audit for the fiscal years ended 2002 through 2006. The second related to the timing of deductions for insured losses. The resolution of this issue resolved all open tax matters for fiscal years ended 2007 and 2008. Also during fiscal 2010, the IRS initiated and is still conducting its post-filing examination of the fiscal 2009 consolidated federal return. The Company also continued to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2010 and has issued its application to remain in the CAP for fiscal 2011. The CAP provides the opportunity for the IRS to review certain tax matters prior to the Company filing its tax returns for the year, thereby reducing the time it takes to complete the post-filing examination. The Company is also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2003.
The Company also has on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. The resolution of these matters, in combination with the expiration of certain statues of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $5 to $13 million in the next twelve months, excluding interest.
The total amount of gross unrecognized tax benefits as of September 30, 2010, 2009 and 2008 was $24.0 million, $35.5 million and $29.6 million which includes $8.0 million, $17.3 million and $15.4 million, that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at October 1	$35.5	$29.6	$44.6
Increases in tax position of prior years	3.9	2.6	6.3
Decreases in tax position of prior years	(6.8)	(3.1)	(18.4)
Increases in tax positions related to the current year	1.4	8.0	1.5
Settlements with taxing authorities	(6.0)	(1.0)	(2.0)
Lapse of applicable statute of limitations	(4.0)	(1.2)	(1.6)
Change in positions due to acquisitions or dispositions	—	0.7	(0.8)
Foreign currency adjustments	—	(0.1)	—

Total change	(11.5)	5.9	(15.0)

Balance at September 30	$24.0	$35.5	$29.6

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the reconciliation table above, was $2.1 million, $6.8 million and $5.8 million at September 30, 2010, 2009 and 2008. During fiscal 2010 and 2008, we recognized $3.0 million and $1.2 million of income tax benefit for interest and penalties, while in fiscal 2009 we recognized $0.8 million of income tax expense for interest and penalties.
The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns. Pursuant to the Tax Sharing Agreement entered into as part of the spin-off (and described in Note 3), Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business. As of September 30, 2010, such gross unrecognized tax benefits were $3.0 million, excluding interest.

NOTE 12. EARNINGS PER COMMON SHARE
Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 3.4 million, 5.8 million and 2.2 million for fiscal years 2010, 2009 and 2008. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the year ended September 30, 2009, as a result of our net loss and to avoid dilution of the net loss, our basic and diluted earnings per share were identical.
Earnings per share is calculated as follows:

	2010	2009	2008

Net income (loss) attributable to common shareholders	$125.3	$(405.0)	$115.8

Average shares outstanding — Basic	62,934	62,581	62,426
Add potential effect of exercise of stock options and other unvested equity awards	805	—	196

Average shares outstanding — Diluted	63,739	62,581	62,622

Income (loss) attributable to common shareholders per common share from continuing operations — Basic	$1.99	$(6.47)	$1.07
Income attributable to common shareholders per common share from discontinued operations — Basic	—	—	0.78

Net Income (Loss) Attributable to Common Shareholders per Common Share — Basic	$1.99	$(6.47)	$1.86

Income (loss) attributable to common shareholders per common share from continuing operations — Diluted	$1.97	$(6.47)	$1.07
Income attributable to common shareholders per common share from discontinued operations — Diluted	—	—	0.78

Net Income (Loss) Attributable to Common Shareholders per Common Share — Diluted	$1.97	$(6.47)	$1.85

NOTE 13. STOCK-BASED COMPENSATION
We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, the Company grants performance-based stock options, performance share units (“PSUs”) and deferred stock share awards otherwise known as restricted stock units (“RSUs”) to certain management level employees and vested deferred stock to non-employee directors. We also offer eligible employees the opportunity to buy shares of our common stock at a discount via an Employee Stock Purchase Plan (“ESPP”). The ESPP was approved by our shareholders in February 2009 and did not have a significant impact on our financial statements in fiscal years 2010 and 2009.
Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders. In February 2009, our shareholders approved an amendment to the Stock Incentive Plan to reserve an additional 5.5 million shares for issuance increasing the total number of shares authorized to 15.3 million shares. At September 30, 2010, 6.7 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2010, we had 17.5 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards for fiscal years 2010, 2009 and 2008:

	2010	2009	2008

Total stock-based compensation cost (pre-tax)	$12.0	$12.1	$23.2
Total income tax benefit	(4.4)	(4.5)	(8.6)

Total stock-based compensation cost, net of tax	7.6	7.6	14.6
Allocated to discontinued operations	—	—	(3.7)

Included in continuing operations	$7.6	$7.6	$10.9

Modification Due to the Spin-off
As mentioned previously, on March 31, 2008, we completed the spin-off of Hillenbrand, Inc., our former funeral services business operating under the Batesville Casket name. In March 2008, in contemplation of the spin-off, the Board of Directors’ Compensation and Management Development Committee (“Compensation Committee”) modified the terms of our Stock Incentive Plan to require the equitable conversion and/or adjustment of outstanding stock-based awards in the event of the spin-off. With that modification, the fair values of all outstanding stock option awards were remeasured. As a result, the modification related to certain stock options resulted in incremental compensation cost of $9.8 million. Of this amount, $7.1 million was recorded in our second fiscal quarter of 2008 for vested stock options ($1.3 million in discontinued operations) and $2.7 million, reduced for forfeitures, have been subject to amortization over the remaining vesting periods of the affected stock options ending in 2010 (all in continuing operations). Additionally, the vesting of certain RSUs held by employees of the funeral services business was accelerated according to provisions triggered by the spin-off. As a result of the accelerated vesting of these RSUs, a $3.2 million charge was recorded in our second fiscal quarter of 2008, all of which was reflected within discontinued operations.
Pursuant to the modification described above, stock options and RSUs outstanding and held by current employees and current board members of either of the separated companies on the date of the spin-off were generally converted to stock options and RSUs in the post-spin company for whom they were employed or served. As such, stock options and RSUs held by Hill-Rom employees, as well as stock options and RSUs held by directors who serve on only the Hill-Rom Board, remained as Hill-Rom stock options and RSUs and were adjusted. The outstanding stock options and related exercise prices and RSUs were converted and/or adjusted using a ratio based on our closing stock price ($25.99) divided by the sum of our closing stock price and Hillenbrand, Inc.’s closing stock price ($22.10) on March 31, 2008, as reported by the New York Stock Exchange. Thus, immediately after the spin-off, the awards maintained the same intrinsic value that existed immediately before the spin-off.
Performance-based stock awards were generally converted or adjusted in a similar manner to outstanding stock options and RSUs. Vested deferred stock, which are stock awards which have been vested and elected by current or former employees or directors to be distributed in the future, as well as stock awards of retirees of either company, common directors of both companies, and former Hill-Rom directors, were converted to stock awards in both companies using the conversion ratio outlined above.
The following sets forth further details on our stock options, performance-based stock options, RSUs, PSUs and vested deferred stock.
Stock Options
Stock options granted by our Compensation Committee under the Stock Incentive Plan are non-qualified stock options. These awards are generally granted with exercise prices equal to the average of the high and low prices of our common stock on the date of grant. They vest in equal annual installments over a three or four year period and the maximum contractual term is ten years. We use a Binomial option-pricing model to estimate the fair value of stock options, and compensation cost is recognized on a straight-line basis over the requisite service period.

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values for fiscal years 2010, 2009 and 2008, excluding performance-based stock options:

					2008
	2010		2009		After March 31		Before March 31
Weighted average fair value per share	$7.86		$5.63		$8.52		$12.43

Valuation assumptions:
Risk-free interest rate	2.4%		0.8 – 2.7%		1.6 – 3.5%		2.9 – 3.9%
Expected dividend yield	1.7%		1.5%		1.6%		1.8 – 2.1%
Expected volatility	37.2%		30.4%		28.0%		21.0%
Weighted average expected life	5.6	years	6.2	years	7.2	years	8.2	years
The risk-free interest rate is based upon observed U.S. Treasury interest rates appropriate for the term of our employee stock options. Expected dividend yield is based on the history and our expectation of dividend payouts. Expected volatility for options granted after the spin-off and during fiscal years 2010 and 2009 was based on the median volatility of our Peer Group. For options granted prior to the spin-off, expected volatility was based on historical experience. Expected life represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by Hillenbrand Industries, Inc., predecessor to the Company.
The following table summarizes transactions under our stock option plans, excluding performance-based stock options, for fiscal year 2010:

	Weighted		Weighted
	Average	Weighted	Average		Aggregate
	Number of	Average	Remaining		Intrinsic
	Shares	Exercise	Contractual		Value (1)
	(in thousands)	Price	Term		(in millions)

Balance Outstanding at October 1, 2009	3,370	$26.46
Granted	736	24.29
Exercised	(821)	26.50
Cancelled/Forfeited	(365)	25.48

Balance Outstanding at September 30, 2010	2,920	$26.02	7.0	years	$28.8

Exercisable at September 30, 2010	1,482	$28.95	5.5	years	$10.3
Options Expected to Vest	1,250	$22.99	8.5	years	$16.1

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $35.89, as reported by the New York Stock Exchange on September 30, 2010. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $3.9 million, $15 thousand and $1.6 million. Amounts related to periods prior to March 31, 2008, include options exercised by employees of our former funeral services business.
As of September 30, 2010, there was $6.3 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.7 years.

Performance-Based Stock Options
Our Compensation Committee sometimes grants performance-based stock options to a limited number of our executives. These awards are consistent with our compensation program’s guiding principles and are designed to align management’s interests with those of shareholders. Option prices and the term of such awards are similar to our stock options; however, vesting of the performance grants is contingent upon the achievement of performance targets and corresponding service requirements. Performance targets are set at the date of grant with a threshold, target and maximum level. The number of options that ultimately vests increases at each level of performance attained. Expense recognized to date related to performance-based stock options has not been significant.
The fair values of the performance options are estimated on the date of the grant using the Binomial option-pricing model and related valuation assumptions for stock options, as previously discussed. For certain performance awards with a market condition such as total shareholder return, as described below, a Monte-Carlo simulation method is used to determine fair value. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and the Peer Group and minimizes standard error.
As of September 30, 2010, the total number of performance-based stock options granted and outstanding ranged from approximately 0.3 million shares at the threshold performance level of achievement to approximately 0.9 million shares at maximum achievement. There was $2.3 million of unrecognized compensation expense as of September 30, 2010 related to performance-based stock options. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and will be recognized by the end of fiscal 2011 if performance targets are met. The amount of unrecognized compensation expense for performance-based stock options that we ultimately realize is subject to change based on the probable achievement of the established performance targets, which are assessed each quarter.
There were no performance-based stock options granted during fiscal year 2010. The following table sets forth the weighted average fair value per share for performance-based stock options and the related valuation assumptions used in the determination of those fair values for fiscal years 2009 and 2008.

	2009		2008
Weighted average fair value per share	$4.88		$7.20

Valuation assumptions:
Risk-free interest rate	0.8 – 2.7%		1.6 – 3.5%
Expected dividend yield	1.5%		1.6%
Expected volatility	30.4%		28.0%
Weighted average expected life	6.2	years	7.6	years
The basis for the assumptions listed above is similar to the valuation assumptions used for non-performance-based stock options, as discussed previously.

The following table summarizes our stock option activity related to performance-based stock options for fiscal year 2010. None of the performance-based stock options were exercisable as of September 30, 2010.

	Weighted		Weighted
	Average	Weighted	Average		Aggregate
	Number of	Average	Remaining		Intrinsic
	Shares	Exercise	Contractual		Value (1)
	(in thousands)	Price	Term		(in millions)

Balance Outstanding at October 1, 2009	2,343	$22.10
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(1,446)	23.79

Balance Outstanding at September 30, 2010	897	$19.39	8.2	years	$14.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $35.89, as reported by the New York Stock Exchange on September 30, 2010. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had the maximum performance targets been achieved and all option holders met the maximum performance targets and exercised their options as of the balance sheet date.

Restricted Stock Units
RSUs are granted to certain employees with fair values equal to the average of the high and low prices of our common stock on the date of grant, multiplied by the number of units granted. RSU grants are contingent upon continued employment and vest over periods ranging from one to five years. Dividends, payable in common stock equivalents, accrue on the grants and are subject to the same specified terms as the original grants, including the risk of forfeiture.
The following table summarizes transactions for our nonvested RSUs for fiscal year 2010:

		Weighted
	Number of	Average
	Share Units	Grant Date
Restricted Stock Units	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2009	799	$25.15
Granted	415	25.15
Vested	(283)	27.24
Forfeited	(138)	24.07

Nonvested RSUs at September 30, 2010	793	$24.66

As of September 30, 2010, there was $10.9 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.4 years. The total vest date fair value of shares that vested during fiscal years 2010, 2009 and 2008 was $7.3 million, $1.9 million and $8.7 million. Amounts related to periods prior to March 31, 2008, include vesting of RSUs held by employees of our former funeral services business.

Performance Share Units
Our Compensation Committee grants PSUs to a limited number of our senior executives. These awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to cash dividend reinvestment or common stock equivalents. Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements. Expense recognized to date related to PSU grants has not been significant.
As of September 30, 2010, there was $0.9 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive plan based on the expected achievement of certain performance targets. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2012, if the performance targets are met. The amount of unrecognized compensation expense for the PSUs that we ultimately realize is subject to change based on the probable achievement of the established performance targets, which are assessed each quarter.
NOTE 14. SEGMENT REPORTING
We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure consists of the following three reporting segments:
•	North America Acute Care- sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions, to acute care facilities in North America.

•
North America Post-Acute Care- sells and rents a variety of products outside of the hospital setting including long-term acute care, extended care and home care, offering patient support systems and respiratory care products.

•	International and Surgical- sells and rents similar products as our North America businesses to Europe and the rest of the world, as well as sales of surgical accessories to facilities worldwide.
Our performance under each reportable segment is measured on a divisional income basis before special items. Inter-segment sales between the segments, while not significant, are generally accounted for at current market value or cost plus markup. Divisional income generally represents the division’s standard gross profit less its direct operating costs, excluding functional costs, along with an allocation of fixed manufacturing overhead, research and development, and distribution costs.

Functional costs include common costs, such as administration, finance, information technology, legal, human resource costs, along with unallocated manufacturing variances and research and development costs. Eliminations represent the elimination of inter-segment sales. Functional costs and eliminations, while not considered segments, are presented separately to aid in the reconciliation of segment information to consolidated financial information.

	2010	2009	2008
Revenues:
North America Acute Care	$840.3	$791.6	$934.7
North America Post-Acute Care	205.7	200.8	197.0
International and Surgical	432.2	398.8	381.4
Total eliminations	(8.6)	(4.3)	(5.4)

Total revenues	$1,469.6	$1,386.9	$1,507.7

Divisional income:
North America Acute Care	$242.0	$192.9	$247.8
North America Post-Acute Care	61.2	58.0	55.7
International and Surgical	74.2	59.6	49.7
Functional costs	(193.7)	(199.9)	(227.6)

Total divisional income	183.7	110.6	125.6

Impairment of goodwill and other intangibles	—	472.8	—
Litigation credit	(21.2)	—	—
Special charges	13.2	20.5	22.8

Operating profit	191.7	(382.7)	102.8

Gain on sale of non-strategic assets	—	10.2	—
Interest expense	(8.7)	(10.4)	(14.3)
Investment income and other, net	(0.1)	4.1	3.8

Income from continuing operations before income taxes	$182.9	$(378.8)	$92.3

Geographic Information
Geographic data for net revenues and long-lived assets (which consist mainly of property and equipment leased to others) for fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Net revenues to unaffiliated customers: (a)
United States	$1,027.1	$985.5	$1,107.9
Foreign	442.5	401.4	399.8

Total revenues	$1,469.6	$1,386.9	$1,507.7

Long-lived assets: (b)
United States	$200.3	$230.5	$254.5
Foreign	43.4	41.9	42.3

Total long-lived assets	$243.7	$272.4	$296.8

(a)	Net revenues are attributed to geographic areas based on the location of the customer.

(b)	Includes property and equipment leased to others.

NOTE 15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.
2010 Quarter Ended

	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010

Net revenues	$355.3	$357.1	$360.6	$396.6
Gross profit	$170.8	$171.8	$178.0	$196.0
Net income attributable to common shareholders	$19.8	$24.2	$30.6	$50.7
Basic net income attributable to common shareholders per common share	$0.32	$0.38	$0.48	$0.80
Diluted net income attributable to common shareholders per common share	$0.31	$0.38	$0.48	$0.79
2009 Quarter Ended

	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009

Net revenues	$351.6	$337.3	$334.7	$363.3
Gross profit	$152.5	$153.4	$150.7	$171.3
Net income (loss) attributable to common shareholders	$14.2	$(465.8)	$20.2	$26.4
Basic net income (loss) attributable to common shareholders per common share	$0.23	$(7.44)	$0.32	$0.42
Diluted net income (loss) attributable to common shareholders per common share	$0.23	$(7.44)	$0.32	$0.42
NOTE 16. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Rental expense charged to continuing operations for fiscal years 2010, 2009 and 2008 was $19.5 million, $19.4 million and $19.9 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $59.0 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under noncancelable operating leases.

Amount
2011	$19.5
2012	$12.7
2013	$9.2
2014	$6.1
2015	$3.3
2016 and beyond	$8.2
We have a long-term agreement with IBM to manage our global information structure environment that expires in September 2014. The expected aggregate cost from September 30, 2010 through the duration of the contract is $40.7 million.

Self Insurance
We are involved in possible claims and are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs. These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events.
Legal Proceedings
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former Batesville Casket Company, Inc. subsidiary (now wholly owned by Hillenbrand, Inc.), and three national funeral home businesses.
The district court has dismissed the claims and denied class certification, but in October 2010, these decisions were appealed to the United States Court of Appeals for the Fifth Circuit. If the plaintiffs were to succeed in reversing the district court’s dismissal of the claims, but not the denial of class certification, then the plaintiffs would be able to pursue individual damages claims: the alleged overcharges on the plaintiffs’ individual casket purchases, which would be trebled as a matter of law, plus reasonable attorneys fees and costs.
If the plaintiffs were to (1) succeed in reversing the district court’s dismissal of the claims, (2) succeed in reversing the district court order denying class certification and certify a class, and (3) prevail at trial, then the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. The plaintiffs in the FCA Action filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on claims of approximately one million casket purchases by the purported class members.
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
Office of Inspector General Investigation
On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation. On September 18, 2008, we were informed that the investigation was precipitated by the filing in 2005 of a qui tam (whistleblower) complaint under the False Claims Act in the United States District Court for the Eastern District of Tennessee. Once the complaint is filed with the court under seal, the Department of Justice investigates the allegations and has the right to intervene and in effect take over the prosecution of the lawsuit if it believes the allegations warrant. At this point, the government has not yet reached a final intervention decision and is continuing its investigation.
Although the complaint has been only partially unsealed at this point and we have not been formally served, we know that the plaintiffs seek recovery of significant damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for the provision of durable medical equipment. In the event that this matter were to proceed to litigation, if it were found that we had failed to comply with applicable laws and regulations, we could be subject to substantial fines or penalties and possible exclusion from participation in federal health care programs. At this time, we are continuing to cooperate with the government’s investigation. We cannot provide any assurances as to when the government will finish its investigation, or when, if ever, it will determine to formally intervene.

Freedom Medical Antitrust Litigation
On October 19, 2009, Freedom Medical, Inc. filed a complaint against the Company, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas. The plaintiff alleges that the Company and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain the Company’s market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We intend to defend this matter vigorously. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Antitrust Settlement
In fiscal 2005, we entered into a definitive, court approved agreement with Spartanburg Regional Healthcare Systems and its attorneys to settle a purported antitrust class action lawsuit. A number of potential plaintiffs, including the United States government, opted out of the settlement, and we retained a reserve of $21.2 million against these potential claims. However, no individual claims were filed prior to the August 2010 statute of limitations deadline, and we therefore reversed this reserve into income as of September 30, 2010.
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
NOTE 17. SUBSEQUENT EVENTS
We have performed an evaluation of subsequent events and concluded there were no subsequent events that required recognition or disclosure in these Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Management’s Report on Internal Control Over Financial Reporting
The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 and the related attestation report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2011 relating to our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this report in Part I, Item 1 under the caption “Executive Officers of the Registrant.”
Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, under the heading “Executive Compensation.”
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the heading “Corporate Governance.”
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2011 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:
(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 39.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 39.

(3)	Exhibits (See changes to Exhibit Index below):

“The Exhibit Index, which follows the signature page to this Form 10-K and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.”

The agreements included as exhibits to this Form 10-K are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement. Such representation and warranties:

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

SCHEDULE II
HILL-ROM HOLDINGS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For The Fiscal Years Ended September 30, 2010, 2009 and 2008
(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns — accounts receivable:

Period Ended:
September 30, 2010	$27.5	$0.8	$7.2	(a)	$(6.5	)(b)	$29.0

September 30, 2009	$25.9	$4.1	$8.0	(a)	$(10.5	)(b)	$27.5

September 30, 2008	$51.5	$3.0	$6.6	(a)	$(35.2	)(b) (f)	$25.9

Allowance for inventory valuation:

Period Ended:
September 30, 2010	$28.3	$0.2	$—		$(3.8	)(c)	24.7

September 30, 2009	$21.2	$10.5	$—		$(3.4	)(c)	28.3

September 30, 2008	$32.7	$5.3	$—		$(16.8	)(c) (f)	21.2

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2010	$37.5	$(0.8)	$—		$(8.2	)(d)	28.5

September 30, 2009	$85.7	$2.4	$—		$(50.6	)(d)	37.5

September 30, 2008	$88.3	$(8.8)	$—		$6.2	(e)	85.7

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
By:	/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer
Date: November 17, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rolf A. Classon	/s/ James R. Giertz

Rolf A. Classon	James R. Giertz
Chairman of the Board	Director

/s/ John J. Greisch	/s/ Charles E. Golden

John J. Greisch	Charles E. Golden
President and Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Joanne C. Smith, M.D.	/s/ W August Hillenbrand

Joanne C. Smith, M.D.	W August Hillenbrand
Director	Director
Vice Chairperson of the Board

/s/ Gregory N. Miller	/s/ Ronald A. Malone

Gregory N. Miller	Ronald A. Malone
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Richard G. Keller	/s/ Eduardo R. Menascé

Richard G. Keller	Eduardo R. Menascé
Vice President — Controller and	Director
Chief Accounting Officer
(Principal Accounting Officer)

/s/ Katherine S. Napier

Katherine S. Napier
Director
Date: November 17, 2010

HILL-ROM HOLDINGS, INC.
INDEX TO EXHIBITS
Management contracts and compensatory plans or arrangements are designated with”*”.

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

*10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-K for the year ended September 30, 2009)

*10.3	Hill-Rom Holdings, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

*10.4	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

*10.5	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

*10.7	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

*10.8	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-K for the year ended September 30, 2003)

*10.9	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.10	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.11	Hill-Rom Holdings, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

*10.12	Hill-Rom Holdings, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

*10.13	Reserved

*10.15	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

*10.16	CEO Cash Award Policy (Incorporated herein by reference to Exhibit 10.28 filed with Form 10-K for the year ended September 30, 2005)

*10.18	Form of Performance Based Stock Award granted December 3, 2009 to certain executive officers, including the named executive officers, under the Stock Incentive Plan

10.19	Settlement Agreement relating to Spartanburg antitrust litigation (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated February 3, 2006)

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

10.28	Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.9 filed with Form 8-K dated April 1, 2008)

10.29	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.10 filed with Form 8-K dated April 1, 2008)

*10.30	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with Form 10-K for the year ended September 30, 2009)

*10.31
Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.32
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and C. Jeffery Kao (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.33
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Mark D. Baron (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.34
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kimberly K. Dennis (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.35
Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl V. DeCarli (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-Q for the quarter ended June 30, 2008)

*10.36	Letter Agreement dated September 27, 2009 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated September 27, 2009)

*10.37	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.38
Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Earl V. DeCarli (Incorporated herein by reference to Exhibit 10.40 filed with Form 10-K for the year ended September 30, 2009)

*10.39	Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 7, 2010)

*10.40	Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated January 7, 2010)

*10.41	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated January 7, 2010)

*10.42	Separation and Release Agreement between Hill-Rom Holdings, Inc. and C. Jeffrey Kao dated March 1, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated March 3, 2010)

*10.43
Separation and Release Agreement between Hill-Rom Holdings, Inc. and Gregory J. Tucholski dated April 23, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2010)

*10.44
Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.45
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.46
Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.47
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.48
Employment Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.49
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.50	Employment Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010

*10.51	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010

*10.52	Employment Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey III dated August 1, 2010

*10.53	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey III dated August 1, 2010

*10.54	Employment Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010

*10.55	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010

*10.56	Amended Employment Agreement dated as of July 28, 2010 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier

*10.57	Amended Employment Agreement dated as of August 26, 2010 between Hill-Rom Holdings, Inc. and Mark D. Baron

*10.58	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (other than the CEO)

*10.59	Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010

*10.60	Change in Control Agreement between Hill-Rom Holdings, Inc. and Kimberly K. Dennis dated September 30, 2010

*10.61	2011 Non-Employee Director Compensation Policy

*10.62	Form of Non-Qualified Stock Option Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.63	Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.64	Form of Non-Qualified Stock Option Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.65	Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.66	Employment Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on November 1, 2010)

*10.67	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on November 1, 2010)

*10.68	Letter Agreement between Hill-Rom Holdings, Inc. and Greg Miller, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on November 1, 2010)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Governance Standards for the Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99 filed with Form 10-Q for the quarter ended March 31, 2010)

99.2	Charter of Audit Committee of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.1 filed with Form 10-Q for the quarter ended December 31, 2008)

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

99.8	Position Specification for Member of Board of Directors of Hill-Rom Holdings, Inc. (Incorporated by reference to Exhibit 99.8 filed with Form 10-K for the year ended September 30, 2008)

99.9	Position Specification for President and Chief Executive Officer (Incorporated herein by reference to Exhibit 99.11 to the Form 10-K for the Transition Period ended September 30, 2002)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document