Form 10-Q
period 2010-12-31
Hill-Rom Holdings, Inc.
filed 2011-01-27
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010
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
Common Stock, without par value — 63,101,487 shares as of January 21, 2011.

HILL-ROM HOLDINGS, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Statements of Income (Unaudited) for the Quarterly Periods Ended December 31, 2010 and 2009	3

Condensed Consolidated Balance Sheets (Unaudited) at December 31, 2010 and September 30, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Quarterly Periods Ended December 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	22

Item 4 — Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	23

Item 1A — Risk Factors	23

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6 — Exhibits	24

SIGNATURES	25

Exhibit 10.6
Exhibit 10.7
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009
Net Revenues
Capital sales	$256.7	$231.6
Rental revenues	117.5	123.7

Total revenues	374.2	355.3

Cost of Revenues
Cost of goods sold	139.6	130.5
Rental expenses	50.1	54.0

Total cost of revenues	189.7	184.5

Gross Profit	184.5	170.8

Research and development expenses	14.8	14.9
Selling and administrative expenses	120.0	121.6

Operating Profit	49.7	34.3

Interest expense	(2.1)	(2.1)
Investment income and other, net	—	0.5

Income Before Income Taxes	47.6	32.7

Income tax expense (Note 9)	12.2	12.8

Net Income	35.4	19.9
Less: Net income attributable to noncontrolling interest	0.2	0.1

Net Income Attributable to Common Shareholders	$35.2	$19.8

Net Income Attributable to Common Shareholders per Common Share — Basic	$0.56	$0.32

Net Income Attributable to Common Shareholders per Common Share — Diluted	$0.55	$0.31

Dividends per Common Share	$0.1025	$0.1025

Average Common Shares Outstanding — Basic (thousands) (Note 10)	62,995	62,691

Average Common Shares Outstanding — Diluted (thousands) (Note 10)	64,244	63,205

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	December 31,	September 30,
	2010	2010
ASSETS
Current Assets
Cash and cash equivalents	$182.4	$184.5
Trade accounts receivable, net of allowances (Note 2)	352.1	353.1
Inventories (Note 2)	112.9	108.5
Deferred income taxes (Notes 1 and 9)	40.5	40.4
Other current assets	42.7	52.7

Total current assets	730.6	739.2

Property, plant and equipment, net (Note 2)	233.9	243.7
Investments and investment securities (Notes 1 and 6)	11.8	12.1
Goodwill	81.1	81.1
Software and other intangible assets, net (Note 2)	134.2	136.6
Other assets	32.0	32.9

Total Assets	$1,223.6	$1,245.6

LIABILITIES
Current Liabilities
Trade accounts payable	$67.9	$80.6
Short-term borrowings (Note 4)	108.3	53.1
Accrued compensation	63.0	88.9
Accrued product warranties (Note 12)	16.0	15.8
Other current liabilities	47.8	50.3

Total current liabilities	303.0	288.7

Long-term debt (Note 4)	50.0	98.5
Accrued pension and postretirement benefits (Note 5)	58.6	59.0
Deferred income taxes (Notes 1 and 9)	26.0	31.3
Other long-term liabilities	57.2	52.3

Total Liabilities	494.8	529.8

Noncontrolling interest (Note 3)	—	8.3

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common Stock	4.4	4.4
Additional paid-in-capital	108.6	119.3
Retained earnings	1,232.3	1,203.6
Accumulated other comprehensive loss (Note 7)	(61.6)	(61.8)
Treasury stock, at cost (Notes 2 and 11)	(554.9)	(558.0)

Total Shareholders’ Equity	728.8	707.5

Total Liabilities, Non-Controlling Interest and Shareholders’ Equity	$1,223.6	$1,245.6

See Notes to Condensed Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009
Operating Activities
Net income	$35.4	$19.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25.4	24.4
Provision for deferred income taxes	(1.6)	(5.4)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	(0.1)	0.8
Stock compensation	2.6	3.6
Excess tax benefits from employee stock plans	(3.6)	—
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	1.7	4.2
Inventories	(4.3)	(2.2)
Other current assets	11.3	(4.4)
Trade accounts payable	(12.8)	(11.4)
Accrued expenses and other liabilities	(31.0)	(7.4)
Other, net	0.5	(0.5)

Net cash provided by operating activities	23.5	21.6

Investing Activities
Capital expenditures and purchase of intangibles	(12.5)	(11.6)
Proceeds on sales of property and equipment leased to others	2.1	0.1
Acquisitions of businesses, net of cash acquired	—	(7.1)
Proceeds on investment sales/maturities	0.2	0.5

Net cash used in investing activities	(10.2)	(18.1)

Financing Activities
Change in short-term debt	7.0	1.6
Payment on revolver	—	(45.0)
Purchase of noncontrolling interest	(10.6)	—
Payment of cash dividends	(6.5)	(6.4)
Proceeds on exercise of options	19.1	0.2
Proceeds from stock issuance	0.8	0.7
Excess tax benefits from employee stock plans	3.6	—
Treasury stock acquired	(28.8)	(0.8)

Net cash used in financing activities	(15.4)	(49.7)

Effect of exchange rate changes on cash	—	(0.6)

Total Cash Flows	(2.1)	(46.8)

Cash and Cash Equivalents:
At beginning of period	184.5	170.6

At end of period	$182.4	$123.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited, Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 Form 10-K”) as filed with the U.S. Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, the terms “Hill-Rom,” “the Company,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and its majority-owned subsidiaries. The September 30, 2010 Consolidated Balance Sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All subsidiaries are wholly-owned as of December 31, 2010. During our first quarter we acquired the remaining 40 percent noncontrolling interest in our former joint venture (see Note 3). Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), investments (Note 6), income taxes (Note 9), accrued warranties (Note 12) and accrued litigation and self insurance reserves (Note 14), among others.
Investment Securities
At December 31, 2010, investment securities consisted primarily of $11.6 million in AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).
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
Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

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
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. Entering the year we had $28.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. It is possible that sustainable improvements in foreign earnings could result in a reconsideration of the need for these valuation allowances, resulting in the accelerated recognition of all or some portion of the previously unrecognized tax benefits.
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
Recently Issued Accounting Standards
There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2010 Form 10-K except as noted below:
On October 1, 2010 we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance requiring entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. Our adoption of this guidance was prospective and did not have a material impact on our condensed consolidated financial statements.
On October 1, 2010, we adopted the FASB’s revised authoritative guidance to improve financial reporting for companies involved with variable interest entities to provide more relevant and reliable information to users of financial statements. Our adoption of this guidance was prospective and did not have a material impact on our consolidated financial statements.

2. Supplementary Balance Sheet Information

	December 31,	September 30,
	2010	2010

Allowance for possible losses and discounts on trade receivables	$28.3	$29.0

Inventories:
Finished products	$66.6	$64.2
Raw materials and work in process	46.3	44.3

Total inventory	$112.9	$108.5

Accumulated depreciation of property, plant and equipment	$568.2	$561.3

Accumulated amortization of software and other intangible assets	$144.8	$137.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	63,087,835	62,786,883

Treasury shares	17,236,077	17,537,029
3. Acquisitions
On November 9, 2009, the Company entered into a joint venture with Encompass Group, LLC (“Encompass Group”), a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC (“Encompass”), of which we ultimately owned 60 percent. For our 60 percent ownership interest we paid $7.5 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass. On November 30, 2010, we purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years. We have a total of $6.0 million accrued in other current liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheet at December 31, 2010 related to the earn-out.
If the Encompass joint venture had been consummated at the beginning of our 2010 fiscal year or wholly-owned, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.
4. Financing Agreements
Total debt consists of the following:

	December 31, 2010	September 30, 2010

Outstanding finance credit lines	$15.1	$8.1
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	48.2	48.4
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.5	0.6

Total debt	158.3	151.6
Less current portion of debt	108.3	53.1

Total long-term debt	$50.0	$98.5

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.
Unsecured debentures outstanding at December 31, 2010 have fixed rates of interest. We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $1.8 million at December 31, 2010 and $2.1 million at September 30, 2010. The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.
The Company has a $500.0 million senior revolving credit facility, which expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the credit facility bear interest at variable rates, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require the Company to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of December 31, 2010, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $53.8 and $95.7 million at December 31, 2010 and September 30, 2010.
5. Retirement and Postretirement Plans
The Company sponsors four defined benefit plans: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan and two defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30th measurement date. The following table includes the components of net pension expense for our defined benefit plans.

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009
Service cost	$1.3	$1.3
Interest cost	3.3	3.3
Expected return on plan assets	(4.2)	(3.3)
Amortization of unrecognized prior service cost, net	0.2	0.1
Amortization of net loss	1.0	0.7

Net pension expense	$1.6	$2.1

The Company also sponsors a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare. Annual costs related to the domestic postretirement health care plan are not significant.

6. Fair Value Measurements
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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of December 31, 2010:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$182.4	$182.4	$—	$—
Available-for-sale marketable securities	11.6	—	—	11.6
Other investments	0.2	—	—	0.2

Total assets at fair value	$194.2	$182.4	$—	$11.8

At December 31, 2010, we had $11.6 million of AAA rated student loan ARS. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At December 31, 2010, the Company’s investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Activity related to our ARS was not significant during our first quarter.
7. Comprehensive Income
The net-of-tax effect of unrealized gains or losses on: our available-for-sale securities, foreign currency translation adjustments, pension (or other defined benefit postretirement plans’) actuarial gains or losses, prior service costs or credits are required to be included in comprehensive income.
The composition of comprehensive income is as follows:

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009

Net income	$35.4	$19.9

Net gain on available-for-sale securities and other investments	—	0.1

Foreign currency translation adjustment, net-of-tax	0.4	(3.0)

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	(0.2)	(0.1)

Total comprehensive income	35.6	16.9

Comprehensive income attributable to the noncontrolling interest	(0.2)	(0.1)

Total comprehensive income attributable to common shareholders	$35.4	$16.8

8. Special Charges
Over the past several years, the Company has placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes. Activity related to these actions during the first quarter of fiscal 2011 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				December 31,
	2010	Expenses	Cash Payments	Reversals	2010
Fiscal Year 2010
Q2 Action — Restructuring	$1.5	$—	$(0.7)	$—	$0.8
Q4 Action — Restructuring	3.7	—	(0.8)	—	2.9

Total Fiscal Year 2010	$5.2	$—	$(1.5)	$—	$3.7

9. Income Taxes
The effective tax rate for the first quarter of fiscal 2011 was 25.6 percent compared to 39.2 percent for the first quarter of 2010. The effective tax rate for the three months ended December 31, 2010 was favorably impacted by the recognition of current period tax benefits of $2.1 million relating primarily to the one-time “catch up” associated with the retroactive reinstatement of the research and development tax credit. Also favorably impacting the rate were increased earnings in lower-rate jurisdictions, including improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on the earnings. It is possible that sustainable improvements in foreign earnings could result in a reconsideration of the need for these valuation allowances, resulting in the accelerated recognition of all or some portion of the previously unrecognized tax benefits.
10. Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 0.5 million for the period ended December 31, 2010, and 4.4 million for the comparable period of fiscal year 2010. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.
Earnings per share is calculated as follows (share information in thousands):

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009

Net income attributable to common shareholders	$35.2	$19.8

Average shares outstanding — Basic	62,995	62,691
Add potential effect of exercise of stock options and other unvested equity awards	1,249	514

Average shares outstanding — Diluted	64,244	63,205

Net income attributable to common shareholders per common share — Basic	$0.56	$0.32

Net income attributable to common shareholders per common share — Diluted	$0.55	$0.31

11. Common Stock
Share Repurchases
Our Board of Directors has approved the repurchase of a total of 25.7 million shares of our common stock through the open market or private transactions. During the quarter ended December 31, 2010, we repurchased 0.6 million shares of our common stock for $25.2 million. As of December 31, 2010, a cumulative total of 24.3 million shares had been repurchased by us at market trading prices, leaving approximately 1.4 million shares still available for repurchase. The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.
Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $1.6 million for the quarterly period ended December 31, 2010 and $2.2 million for the comparable period of fiscal year 2010.
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
A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended
	December 31,	December, 31
	2010	2009

Balance at beginning of period	$15.8	$17.1
Provision for warranties during the period	4.2	3.0
Warranty claims during the period	(4.0)	(4.7)

Balance at end of period	$16.0	$15.4

In the normal course of business we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners. These guarantees and indemnifications have not historically nor do we expect them to have a material impact on our financial condition or results of operations, although indemnifications associated with our actions generally have no dollar limitations.
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

13. Segment Reporting
We disclose segment information that is consistent with the way in which management operates and views the Company. During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the Company. We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment. In addition, manufacturing and research and development costs were further allocated to the segments such that all manufacturing and research and development costs are now included in divisional income. We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments. The prior year segment information included in this Note has been updated to reflect these changes. Our new operating structure contains the following reporting segments:
•
North America Acute Care — sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions and surgical accessories, to acute care facilities.

•
North America Post-Acute Care — sells and rents a variety of products outside of the hospital setting including long-term acute care, extended care and home care, offering patient support systems and respiratory care products.

•	International — sells and rents similar products as our North America businesses to Europe and the rest of the world.
Under our new segments the Company’s performance under each reportable segment continues to be measured on a divisional income basis before special items. Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.
Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. These costs include corporate costs that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended
	December 31,	December 31,
	2010	2009
Revenues:
North America Acute Care	$218.1	$205.6
North America Post-Acute Care	52.3	52.6
International	103.8	97.1

Total revenues	$374.2	$355.3

Divisional income:
North America Acute Care	$44.6	$37.4
North America Post-Acute Care	12.2	12.8
International	10.5	0.6
Corporate expenses	(17.6)	(16.5)

Total divisional income	49.7	34.3

Interest expense	(2.1)	(2.1)
Investment income and other, net	—	0.5

Income before income taxes	$47.6	$32.7

14. Commitments and Contingencies
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. and a number of individual consumer casket purchasers (“FCA Action”) filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against the Company and its former Batesville Casket Company, Inc. subsidiary (now wholly-owned by Hillenbrand, Inc.), and three national funeral home businesses.
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
Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. We assume no obligation to update or revise any forward-looking statements.
Overview
The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and “Managements Discussion and Analysis of Financial Conditions and Results of Operations” included in our 2010 Form 10-K.
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
Use of Non-GAAP Financial Measure
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
We believe use of this non-GAAP measure contributes to an understanding of our financial performance and provides an additional analytical tool to understand our results from core operations and to reveal underlying trends. It should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenues

	Quarterly Period Ended		Percentage Change
	December 31,	December 31,		Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
Capital sales	$256.7	$231.6	10.8	12.0
Rental revenues	117.5	123.7	(5.0)	(4.4)

Total Revenues	$374.2	$355.3	5.3	6.3

Capital sales increased as a result of North America Acute Care sales volume growth in several major product categories led by patient support systems (increased 22.4 percent) as well as continued volume growth internationally in the Middle East, Latin America and Asia. Volume increases were offset by modestly unfavorable pricing.
Rental revenues declined in the first quarter due to volume declines in our therapy rental business as well as declines in rentals of our movable medical equipment fleet associated with a weaker flu season compared to fiscal 2010.
Gross Profit

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2010	2009
Gross Profit
Capital	$117.1	$101.1
Percent of Related Revenues	45.6%	43.7%

Rental	67.4	$69.7
Percent of Related Revenues	57.4%	56.3%

Total Gross Profit	$184.5	$170.8
Percent of Related Revenues	49.3%	48.1%
Consolidated gross profit increased 8.0 percent and increased as a percentage of revenues by 120 basis points.
Capital gross profit increased 15.8 percent and gross margin (as a percentage of revenues) increased 190 basis points. The gross margin increase was primarily due to an improved mix towards higher margin products as well as favorable material and manufacturing costs.
Rental gross profit decreased 3.3 percent, while gross margin increased 110 basis points. The increase in gross margin for the quarter was due to cost improvements within our field service network.
Other

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2010	2009

Research and development expenses	$14.8	$14.9
Percent of Total Revenues	4.0%	4.2%

Selling and administrative expenses	$120.0	$121.6
Percent of Total Revenues	32.1%	34.2%

Interest expense	$(2.1)	$(2.1)
Investment income	$0.5	$0.6
Other	$(0.5)	$(0.1)

Research and development expenses were flat for the quarter and declined as a percentage of sales due to timing of project spending and the higher revenues experienced in the first quarter of fiscal 2011. Selling and administrative expenses were slightly favorable for the quarter and improved as a percentage of sales by 210 basis points. The decline was a result of benefits realized from previously announced restructuring activities and the impact of cost reduction initiatives.
Interest expense is consistent year over year due to consistent interest rates and a consistent total debt balance. Investment income also remained consistent year over year, the result of a higher cash balance in fiscal 2011, offset by lower interest rates.
The effective tax rate for the first quarter of fiscal 2011 was 25.6 percent compared to 39.2 percent for the first quarter of 2010. The lower rate in the first quarter of fiscal 2011 was due primarily to the impact of the retroactive reinstatement of the research and development tax credit back to January 1, 2010, the impact of increased earnings in lower tax rate jurisdictions and the effects of the research and development credit on projected fiscal 2011 earnings.
Increased earnings in lower-rate jurisdictions included improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on the earnings. It is possible that sustainable improvements in foreign earnings could result in a reconsideration of the need for these valuation allowances, resulting in the accelerated recognition of all or some portion of the previously unrecognized tax benefits. Should this occur, the future income in the affected jurisdictions would be subject to tax at their normal statutory tax rates, resulting in an increase in our overall effective tax rate in future periods.
Net income attributable to common shareholders was $35.2 million for the first quarter of fiscal 2011, representing an increase of 77.8 percent. Diluted earnings per share increased 77.4 percent for the quarter to $0.55.
Business Segment Results of Operations
During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the Company. We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment. In addition, manufacturing and research and development costs were further allocated to the segments such that all manufacturing and research and development costs are now included in divisional income. We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments. The prior year segment information below has been updated to reflect these changes.

	Quarterly Period Ended		Percentage Change
	December 31,	December 31,		Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
North America Acute Care	$218.1	$205.6	6.1	5.8
North America Post-Acute Care	52.3	52.6	(0.6)	(0.6)
International	103.8	97.1	6.9	11.0

Total revenues	$374.2	$355.3	5.3	6.3

Divisional income:
North America Acute Care	$44.6	$37.4	19.3
North America Post-Acute Care	12.2	12.8	(4.7)
International	10.5	0.6	1650.0
Corporate Expenses	(17.6)	(16.5)	(6.7)

Total divisional income	$49.7	$34.3	44.9

North America Acute Care
North America Acute Care capital sales increased 12.3 percent mainly due to higher volumes in several of our major product categories led by our patient support systems, which increased 22.4 percent. The volume increases were partially offset by modestly unfavorable price and product mix. Rental revenues decreased by 6.5 percent due primarily to a decline in therapy rentals as well as rentals of moveable medical equipment driven by a weaker flu season compared to fiscal 2010.

North America Acute Care divisional income increased due to an increase in total gross profit and margin improvements driven by higher capital volumes, improved material and manufacturing costs and cost improvements within our field service network, partially offset by lower pricing. Research and development costs along with selling and administrative costs were relatively flat during the first quarter.
North America Post-Acute Care
North America Post-Acute Care capital sales decreased by 2.6 percent related to a decline in sales within our extended care business partially offset by growth in The Vest® respiratory care system and home care direct to consumer business. Rental revenues were flat year over year.
North America Post-Acute Care divisional income decreased due to higher operating expenses, primarily related to investments in our sales channels. Total gross profit and margins were essentially flat year over year.
International
International capital sales increased 10.4 percent, and 14.1 percent on a constant currency basis. On a constant currency basis, the increase was driven by growth in the Middle East, Latin America and Asia due primarily to favorable volume, partially offset by flat revenues in Europe. Rental revenues decreased 12.0 percent and 6.0 percent on a constant currency basis. The decline in rental revenues can be attributed mainly to the rationalization of unprofitable business.
International divisional income increased significantly due to an increase in gross profit and margins as well as a decrease in operating expenses. The increase in gross margin was due to favorable product and geographic mix. Operating expenses decreased related to favorable exchange rates on costs as well as reduced costs from previous restructuring actions.
Liquidity and Capital Resources

	Quarterly Period Ended
	December 31,	December 31,
(Dollars in millions)	2010	2009
Cash Flows Provided By (Used In):
Operating activities	$23.5	$21.6
Investing activities	(10.2)	(18.1)
Financing activities	(15.4)	(49.7)
Effect of exchange rate changes on cash	—	(0.6)

Decrease in Cash and Cash Equivalents	$(2.1)	$(46.8)

Operating Activities
Cash provided by operating activities was driven primarily by net income, adjusted by non-cash expenses related to depreciation and amortization. The sources of cash were offset by changes in our working capital primarily driven by the payout of our performance based compensation and restructuring accruals related to our 2010 fiscal year and the timing of payments on our trade payables. The increase over the first quarter of fiscal 2010 was due to higher income offset by higher payouts of performance based compensation.
Investing Activities
Cash used for investing activities during the first quarter of fiscal 2011 decreased over the first quarter of fiscal 2010, driven primarily by the payment in the prior year period to acquire a 60 percent interest in our Encompass joint venture.

Financing Activities
Cash used for financing activities during the first quarter of fiscal 2011 consisted mainly of repurchasing shares, the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture and cash dividend payments, offset by cash received from stock option exercises. The decline in uses of cash compared to the first quarter of fiscal 2010 was due to the $45 million payment on our revolving credit facility in the first quarter of fiscal 2010 and cash proceeds from stock option exercises in the current year, partially offset by current year share repurchases and the purchase of the noncontrolling interest in our former Encompass joint venture.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
As of December 31, 2010, we held investment securities with a fair value of $11.8 million, which consisted primarily of AAA rated student loan auction rate securities (“ARS”). We have estimated the current fair value of our ARS portfolio based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements. At December 31, 2010, we have recorded temporary unrealized losses totaling $1.1 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen the result could be further realized or unrealized losses or impairments, and liquidity and earnings could be adversely affected.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks. The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. As of December 31, 2010, we had outstanding borrowings of $45.0 and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.
We also have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.
We have $95.8 million of senior notes outstanding at various fixed interest rates as of December 31, 2010. Of the total amount, $48.5 million are classified as long-term and $47.3 million short-term in the Condensed Consolidated Balance Sheet.
Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we have restrictive covenants within the Distribution Agreement between us and Hillenbrand, Inc. This agreement has certain limitations on indebtedness, dividends and share repurchases and acquisitions. See Note 3 of Notes to Consolidated Financial Statements in our 2010 Form 10-K for more details on the Distribution Agreement.
Our pension plans invest in a variety of equity and debt securities. At September 30, 2010, our latest measurement date, our pension plans were underfunded by approximately $50.8 million. Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2011.
As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid over the past two years. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the Board of Directors.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits. The Distribution Agreement discussed above contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.

As of December 31, 2010, we had authorization remaining to repurchase 1.4 million additional shares of our common stock. During the first quarter of fiscal 2011 we repurchased 0.6 million shares in addition to the 1.0 million shares purchased during the fourth quarter of fiscal 2010. Repurchased shares are used for general business purposes.
We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations. However, disruption and volatility in the credit markets could impede our access to capital. If we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions and pension obligations, such sources of capital may not be available to us on acceptable terms, if at all.
Contractual Obligations and Contingent Liabilities and Commitments
There have not been any significant changes since September 30, 2010 impacting our contractual obligations and contingent liabilities and commitments.
Critical Accounting Policies
Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses. If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K. There have been no material changes to such policies since September 30, 2010.
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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At December 31, 2010, the notional amount of open foreign exchange contracts was $12.7 million. The maximum length of time over which the Company is hedging transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.
For additional information on market risks related to our auction rate securities, debt instruments and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
No material legal proceedings developed, and no material developments to prior reported legal proceedings occurred, during the reporting period.

Item 1A.	RISK FACTORS
For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes to the risk factors described in that report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet
	of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs (2)	Plans or Programs
October 1, 2010 - October 31, 2010	—	$—	—	2,000,000
November 1, 2010 - November 30, 2010	212,554	39.37	212,500	1,787,500
December 1, 2010 - December 31, 2010	488,012	41.95	402,500	1,385,000

Total	700,566	$41.16	615,000	1,385,000

(1)
All shares purchased in the three months ended December 31, 2010 were in connection with employee payroll tax withholding for restricted and deferred stock distributions and the share repurchase program discussed below.

(2)
Our Board approved the repurchase of a total of 25.7 million shares of our common stock through purchases on the open market or in private transactions. During the quarter ended December 31, 2010, we repurchased 615,000 shares of our common stock for $25.2 million, leaving approximately 1.4 million shares still available for repurchase. The Board’s approval does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.	EXHIBITS
A.	Exhibits

10.1	*	2011 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K on November 17, 2010)

10.2	*
Form of Non-Qualified Stock Option Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-K on November 17, 2010)

10.3	*
Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.63 filed with the Company’s Form 10-K on November 17, 2010)

10.4	*
Form of Non-Qualified Stock Option Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.64 filed with the Company’s Form 10-K on November 17, 2010)

10.5	*
Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 filed with the Company’s Form 10-K on November 17, 2010)

10.6	*	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan

10.7	*	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version)

10.8	*	Employment Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on November 1, 2010)

10.9	*	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K on November 1, 2010)

10.10	*	Letter Agreement between Hill-Rom Holdings, Inc. and Greg Miller, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on November 1, 2010)

10.11	*	Separation and Release Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey effective December 31, 2010

10.12	*	Employment Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010

10.13	*	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
DATE: January 27, 2011	BY:	/S/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)