Form 10-Q
period 2011-03-31
Hill-Rom Holdings, Inc.
filed 2011-04-28
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 1-6651
Enhancing Outcomes for Patients and Their Caregivers.TM
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
Common Stock, without par value – 63,167,275 shares as of April 21, 2011.

HILL-ROM HOLDINGS, INC.
INDEX TO FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Statements of Income (Unaudited) for the Quarterly and Year to Date Periods Ended March 31, 2011 and 2010	3

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2011 and September 30, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Year to Date Periods Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	22

Item 4 — Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	23

Item 1A — Risk Factors	23

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6 — Exhibits	24

SIGNATURES	25

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010
Net Revenues
Capital sales	$278.8	$236.2	$535.5	$467.8
Rental revenues	123.3	120.9	240.8	244.6

Total revenues	402.1	357.1	776.3	712.4

Cost of Revenues
Cost of goods sold	151.0	134.4	290.6	264.9
Rental expenses	52.5	50.9	102.6	104.9

Total cost of revenues	203.5	185.3	393.2	369.8

Gross Profit	198.6	171.8	383.1	342.6

Research and development expenses	16.2	14.4	31.0	29.3
Selling and administrative expenses	130.5	120.8	250.5	242.4
Special charges (Note 8)	2.6	5.0	2.6	5.0

Operating Profit	49.3	31.6	99.0	65.9

Interest expense	(2.1)	(2.2)	(4.2)	(4.3)
Investment income and other, net	0.7	0.3	0.7	0.8

Income Before Income Taxes	47.9	29.7	95.5	62.4

Income tax expense (Note 9)	14.8	5.2	27.0	18.0

Net Income	33.1	24.5	68.5	44.4
Less: Net income attributable to noncontrolling interest	—	0.3	0.2	0.4

Net Income Attributable to Common Shareholders	$33.1	$24.2	$68.3	$44.0

Net Income Attributable to Common Shareholders per Common Share — Basic	$0.53	$0.38	$1.08	$0.70

Net Income Attributable to Common Shareholders per Common Share — Diluted	$0.52	$0.38	$1.07	$0.69

Dividends per Common Share	$0.1025	$0.1025	$0.2050	$0.2050

Average Common Shares Outstanding — Basic (thousands) (Note 10)	63,000	62,887	62,989	62,768

Average Common Shares Outstanding — Diluted (thousands) (Note 10)	63,911	63,500	64,056	63,324

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
 (Dollars in millions)

	March 31, 2011	September 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$235.2	$184.5
Trade accounts receivable, net of allowances (Note 2)	366.6	353.1
Inventories (Note 2)	115.8	108.5
Deferred income taxes (Notes 1 and 9)	40.3	40.4
Other current assets	37.8	52.7

Total current assets	795.7	739.2

Property, plant and equipment, net (Note 2)	230.2	243.7
Investments and investment securities (Notes 1 and 6)	11.5	12.1
Goodwill	81.1	81.1
Software and other intangible assets, net (Note 2)	130.9	136.6
Other assets	31.4	32.9

Total Assets	$1,280.8	$1,245.6

LIABILITIES
Current Liabilities
Trade accounts payable	$72.5	$80.6
Short-term borrowings (Note 4)	104.3	53.1
Accrued compensation	77.8	88.9
Accrued product warranties (Note 12)	16.5	15.8
Other current liabilities	53.8	50.3

Total current liabilities	324.9	288.7

Long-term debt (Note 4)	50.0	98.5
Accrued pension and postretirement benefits (Note 5)	59.3	59.0
Deferred income taxes (Notes 1 and 9)	28.0	31.3
Other long-term liabilities	57.8	52.3

Total Liabilities	520.0	529.8

Noncontrolling interest (Note 3)	—	8.3

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Common Stock	4.4	4.4
Additional paid-in-capital	111.3	119.3
Retained earnings	1,258.9	1,203.6
Accumulated other comprehensive loss (Note 7)	(52.8)	(61.8)
Treasury stock, at cost (Notes 2 and 11)	(561.0)	(558.0)

Total Shareholders’ Equity	760.8	707.5

Total Liabilities, Non-Controlling Interest and Shareholders’ Equity	$1,280.8	$1,245.6

See Notes to Condensed Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year To Date Period Ended March 31
	2011	2010
Operating Activities
Net income	$68.5	$44.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.6	49.5
Provision for deferred income taxes	(1.3)	(8.4)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	1.0	1.8
Stock compensation	6.7	7.2
Tax settlement	—	(6.5)
Excess tax benefits from employee stock plans	(4.1)	—
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	(12.5)	3.9
Inventories	(7.3)	(13.4)
Other current assets	15.1	(22.4)
Trade accounts payable	(8.1)	(4.7)
Accrued expenses and other liabilities	(8.1)	1.8
Other, net	6.1	(4.1)

Net cash provided by operating activities	107.6	49.1

Investing Activities
Capital expenditures and purchase of intangibles	(30.9)	(27.5)
Proceeds on sales of property and equipment leased to others	4.3	1.0
Acquisitions of businesses, net of cash acquired	—	(7.1)
Proceeds on investment sales/maturities	0.2	5.0

Net cash used in investing activities	(26.4)	(28.6)

Financing Activities
Change in short-term debt	3.2	(0.2)
Payment on revolver	—	(45.0)
Purchase of noncontrolling interest	(11.2)	—
Payment of cash dividends	(12.9)	(12.9)
Proceeds on exercise of options	23.1	2.9
Proceeds from stock issuance	1.5	1.3
Excess tax benefits from employee stock plans	4.1	—
Treasury stock acquired	(41.6)	(1.0)

Net cash used in financing activities	(33.8)	(54.9)

Effect of exchange rate changes on cash	3.3	(1.0)

Total Cash Flows	50.7	(35.4)

Cash and Cash Equivalents:
At beginning of period	184.5	170.6

At end of period	$235.2	$135.2

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)
1. Summary of Significant Accounting Policies
Basis of Presentation
Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 Form 10-K”) as filed with the U.S. Securities and Exchange Commission. The September 30, 2010 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of annual results.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its subsidiaries. All subsidiaries are wholly-owned as of March 31, 2011. During the first quarter of our fiscal 2011 we acquired the remaining 40 percent noncontrolling interest in our former joint venture (Note 3). Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements including the accompanying notes. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 2), investments (Note 6), income taxes (Note 9), accrued warranties (Note 12) and accrued litigation and self insurance reserves (Note 14), among others.
Investment Securities
At March 31, 2011, investment securities consisted primarily of $11.3 million in AAA rated student loan auction rate securities (“ARS”). These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices. These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).
We regularly evaluate all investments classified as available-for-sale for possible impairment based on current economic conditions, credit loss experience and other criteria. The evaluation of investments for impairment requires significant judgments to be made including (i) the identification of potentially impaired securities; (ii) the determination of their estimated fair value; (iii) the assessment of whether any decline in estimated fair value is other-than-temporary; and (iv) the likelihood of selling before recovery. If there is a decline in a security’s net realizable value that is other-than-temporary and we are not likely to sell before recovery, the decline is separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The decline related to the credit loss is recognized in earnings, while the decline related to all other factors is recognized in AOCL.
Taxes Collected from Customers and Remitted to Governmental Units
Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

Income Taxes
We and our eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. Entering the fiscal year we had $28.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. It is possible that sustainable improvements in foreign earnings could result in a reconsideration of the need for these valuation allowances, resulting in the accelerated recognition of all or some portion of the previously unrecognized tax benefits.
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

2. Supplementary Balance Sheet Information

	March 31, 2011	September 30, 2010

Allowance for possible losses and discounts on trade receivables	$27.4	$29.0

Inventories:
Finished products	$65.4	$64.2
Raw materials and work in process	50.4	44.3

Total inventory	$115.8	$108.5

Accumulated depreciation of property, plant and equipment	$582.7	$561.3

Accumulated amortization of software and other intangible assets	$152.6	$137.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,974,896	62,786,883

Treasury shares	17,349,016	17,537,029
3. Acquisitions
On November 9, 2009, we entered into a joint venture with Encompass Group, LLC (“Encompass Group”), to form Encompass TSS, LLC (“Encompass”), of which we ultimately owned 60 percent. For our 60 percent ownership interest we paid $7.5 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass. On November 30, 2010, we purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years. We have a total of $5.6 million accrued in other current liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheet at March 31, 2011 related to the earn-out.
If the Encompass joint venture had been consummated at the beginning of our 2010 fiscal year or wholly-owned, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.
4. Financing Agreements
Total debt consists of the following:

	March 31, 2011	September 30, 2010

Outstanding finance credit lines	$11.4	$8.1
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	47.9	48.4
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.5	0.6

Total debt	154.3	151.6
Less current portion of debt	104.3	53.1

Total long-term debt	$50.0	$98.5

We have trade finance credit lines and uncommitted letter of credit facilities. These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at March 31, 2011 have fixed rates of interest. We have deferred gains included in the preceding table from the termination of previous interest rate swap agreements, and those deferred gains amounted to $1.6 million at March 31, 2011 and $2.1 million at September 30, 2010. The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.
We have a $500.0 million senior revolving credit facility, which expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). Borrowings under the credit facility bear interest at variable rates, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility. The credit agreement contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0. The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.
As of March 31, 2011, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.
The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $50.5 and $95.7 million at March 31, 2011 and September 30, 2010.
5. Retirement and Postretirement Plans
We sponsor four defined benefit plans: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan and two defined benefit retirement plans covering employees in Germany and France. Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30th measurement date. The following table includes the components of net pension expense for our defined benefit plans.

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010
Service cost	$1.3	$1.3	$2.6	$2.5
Interest cost	3.3	3.3	6.6	6.6
Expected return on plan assets	(4.2)	(3.3)	(8.4)	(6.6)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.3	0.3
Amortization of net loss	1.0	0.7	2.0	1.3

Net pension expense	$1.5	$2.1	$3.1	$4.1

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare. Annual costs related to the domestic postretirement health care plan are not significant.
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

•
Level 3: Financial instruments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Unobservable inputs reflect our own assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include our own data.

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of March 31, 2011:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$235.2	$235.2	$—	$—
Available-for-sale marketable securities	11.3	—	—	11.3
Other investments	0.2	—	—	0.2

Total assets at fair value	$246.7	$235.2	$—	$11.5

At March 31, 2011, we had $11.3 million of AAA rated student loan ARS. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values. At March 31, 2011, our investment advisors provided a valuation based on unobservable inputs for the ARS. The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change. Activity related to our ARS was not significant during the first six months of fiscal 2011.
7. Comprehensive Income
The net-of-tax effect of unrealized gains or losses on: our available-for-sale securities, foreign currency translation adjustments, pension (or other defined benefit postretirement plans’) actuarial gains or losses, prior service costs or credits are required to be included in comprehensive income.
The composition of comprehensive income is as follows:

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010

Net income	$33.1	$24.5	$68.5	$44.4

Net gain (loss) on available-for-sale securities and other investments	(0.1)	0.2	(0.1)	0.3

Foreign currency translation adjustment, net-of-tax	9.0	(1.2)	9.4	(4.2)

Items not yet recognized as a component of net periodic pension or postretirement benefit cost, net-of-tax	(0.1)	—	(0.3)	(0.1)

Total comprehensive income	41.9	23.5	77.5	40.4

Comprehensive income attributable to the noncontrolling interest	—	(0.3)	(0.2)	(0.4)

Total comprehensive income attributable to common shareholders	$41.9	$23.2	$77.3	$40.0

8. Special Charges
Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes. Activity related to these actions during fiscal 2011 was as follows:

	Beginning Balance				Ending Balance
	September 30, 2010	Expenses	Cash Payments	Reversals	March 31, 2011
Fiscal Year 2010 Actions
Q2 - Restructuring	$1.5	$—	$0.8	$—	$0.7
Q4 - Restructuring	3.7	2.1	1.0	—	4.8

Total	$5.2	$2.1	$1.8	$—	$5.5

During the second quarter of fiscal 2011, we recorded an additional special charge of $2.6 million related to our fiscal 2010 fourth quarter action. The majority of the charge related to additional severance and other benefits provided to affected employees of that action as well as a further write-down of assets held for sale. The above table excludes the write-down of our assets.
9. Income Taxes
The effective tax rate for the three- and six-month periods ended March 31, 2011 was 30.9 and 28.3 percent compared to 17.5 and 28.8 percent for the comparable periods in the prior year. The effective rate for both periods in fiscal 2011 benefited from increased earnings in lower-rate jurisdictions, including improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on the earnings. The effective tax rate for the six months ended March 31, 2011 also benefited from the first quarter recognition of period tax benefits of $2.2 million relating principally to the one-time “catch up” associated with the retroactive reinstatement of the research and development tax credit.
The comparable prior year periods included a favorable period tax benefit in the second quarter of $6.5 million relating to the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the IRS.
10. Earnings per Common Share
Basic earnings per share are calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share are calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all periods presented, anti-dilutive stock options were excluded from the calculation of diluted earnings per share. Excluded shares were 0.7 and 0.6 million for the three- and six-month periods ended March 31, 2011, and 5.4 and 5.2 million for the comparable periods of fiscal 2010. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.
Earnings per share is calculated as follows (share information in thousands):

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010

Net income attributable to common shareholders	$33.1	$24.2	$68.3	$44.0

Average shares outstanding — Basic	63,000	62,887	62,989	62,768
Add potential effect of exercise of stock options and other unvested equity awards	911	613	1,067	556

Average shares outstanding — Diluted	63,911	63,500	64,056	63,324

Net income attributable to common shareholders per common share — Basic	$0.53	$0.38	$1.08	$0.70

Net income attributable to common shareholders per common share — Diluted	$0.52	$0.38	$1.07	$0.69

11. Common Stock
Share Repurchases
We repurchased 0.3 and 0.9 million shares of our common stock during the three- and six-month periods ended March 31, 2011 for $12.2 and $37.4 million. Our Board of Directors has approved the repurchase of a total of 25.7 million shares of our common stock through the open market or private transactions and as of March 31, 2011, a cumulative total of 24.6 million shares had been repurchased by us at market trading prices. The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.

Stock Based Compensation
The stock based compensation cost that was charged against income, net of tax, for all plans was $2.6 and $4.3 million for the three- and six-month periods ended March 31, 2011, and $2.3 and $4.6 million for the comparable periods of fiscal 2010.
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
A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010

Balance at beginning of period	$16.0	$15.4	$15.8	$17.1
Provision for warranties during the period	4.0	4.2	8.2	7.2
Warranty claims during the period	(3.5)	(4.4)	(7.5)	(9.1)

Balance at end of period	$16.5	$15.2	$16.5	$15.2

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
13. Segment Reporting
We disclose segment information that is consistent with the way in which management operates and views the business. During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business. We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment. In addition, manufacturing and research and development costs were further allocated to the segments such that all manufacturing and research and development costs are now included in divisional income. We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments. The prior year segment information included in this Note has been updated to reflect these changes. Our new operating structure contains the following reporting segments:
•
North America Acute Care — sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions and surgical accessories, to acute care facilities.

•
North America Post-Acute Care — sells and rents a variety of products outside of the hospital setting including long-term acute care, extended care and home care and our respiratory care products in all settings.

•	International — sells and rents similar products as our North America businesses to Europe and the rest of the world.

Our performance under the new operating structure continues to be measured on a divisional income basis before special items. Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.
Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. These costs include corporate costs that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2011	2010	2011	2010

Revenues:
North America Acute Care	$251.3	$217.7	$469.4	$423.3
North America Post-Acute Care	52.2	51.1	104.5	103.7
International	98.6	88.3	202.4	185.4

Total revenues	$402.1	$357.1	$776.3	$712.4

Divisional income:
North America Acute Care	$62.7	$39.0	$107.3	$76.4
North America Post-Acute Care	10.1	11.0	22.3	23.8
International	4.2	3.4	14.7	4.0
Corporate expenses	(25.1)	(16.8)	(42.7)	(33.3)

Total divisional income	51.9	36.6	101.6	70.9

Special charges	(2.6)	(5.0)	(2.6)	(5.0)

Operating profit	49.3	31.6	99.0	65.9

Interest expense	(2.1)	(2.2)	(4.2)	(4.3)
Investment income and other, net	0.7	0.3	0.7	0.8

Income before income taxes	$47.9	$29.7	$95.5	$62.4

14. Commitments and Contingencies
Batesville Casket Antitrust Litigation
In 2005 the Funeral Consumers Alliance, Inc. and a number of individual consumer casket purchasers filed a purported class action antitrust lawsuit on behalf of certain consumer purchasers of Batesville® caskets against us and our former Batesville Casket Company, Inc. subsidiary (now wholly-owned by Hillenbrand, Inc.), and three national funeral home businesses.
The district court has dismissed the claims and denied class certification, but in October 2010, the plaintiffs appealed these decisions to the United States Court of Appeals for the Fifth Circuit. If the plaintiffs were to succeed in reversing the district court’s dismissal of the claims, but not the denial of class certification, then the plaintiffs would be able to pursue individual damages claims: the alleged overcharges on the plaintiffs’ individual casket purchases, which would be trebled as a matter of law, plus reasonable attorneys fees and costs.
If the plaintiffs were to (1) succeed in reversing the district court’s dismissal of the claims, (2) succeed in reversing the district court order denying class certification and certify a class, and (3) prevail at trial, then the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity. The plaintiffs filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.46 billion before trebling on behalf of the purported class of consumers they seek to represent, based on claims of approximately one million casket purchases by the purported class members.
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
Freedom Medical Antitrust Litigation
On October 19, 2009, Freedom Medical, Inc. filed a complaint against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas. The plaintiff alleges that we and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain our market share by engaging in a variety of conduct in violation of state and federal antitrust laws. The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We intend to defend this matter vigorously. Because the litigation is in a preliminary stage, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.
General
We are subject to various other claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental, product guarantees and warranties as well as other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum in hospitals, extended care facilities and home care settings worldwide, to enhance the safety and quality of patient care.
Use of Non-GAAP Financial Measures
The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We provide adjusted income before taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.
In addition, we analyze net revenues on a constant currency basis to better measure the comparability of results between periods. We believe that evaluating growth in net revenues on a constant currency basis provides an additional and meaningful assessment to both management and investors.
We believe use of these non-GAAP measures contribute to an understanding of our financial performance and provide an additional analytical tool to understand our results from core operations and to reveal underlying trends. These measures should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.
Consolidated Results of Operations
In this section, we provide a high-level overview of our consolidated results of operations. Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenues

	Quarterly Period Ended March 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$278.8	$236.2	18.0	16.7
Rental revenues	123.3	120.9	2.0	1.8

Total Revenues	$402.1	$357.1	12.6	11.7

	Year To Date Period Ended March 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$535.5	$467.8	14.5	14.4
Rental revenues	240.8	244.6	(1.6)	(1.3)

Total Revenues	$776.3	$712.4	9.0	9.0

Capital sales increased for both the three- and six-month periods ended March 31, 2011 primarily as a result of North America Acute Care sales volume growth in several major product categories led by patient support systems (increased 39.2 and 31.2 percent), favorable product mix and second quarter volume growth in Europe. The first six months also benefited from volume increases in the Middle East and Latin America.
Rental revenues increased in the second quarter in all segments, led by growth in Europe from a recent bariatric product introduction and strong respiratory care revenues. Rental revenues declined for the first six months overall due to first quarter volume declines in our therapy rental business and our movable medical equipment fleet in each case associated with a weaker flu season than compared to fiscal 2010.
Gross Profit

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
(Dollars in millions)	2011	2010	2011	2010
Gross Profit
Capital	$127.8	$101.8	$244.9	$202.9
Percent of Related Revenues	45.8%	43.1%	45.7%	43.4%

Rental	70.8	$70.0	138.2	$139.7
Percent of Related Revenues	57.4%	57.9%	57.4%	57.1%

Total Gross Profit	$198.6	$171.8	$383.1	$342.6
Percent of Related Revenues	49.4%	48.1%	49.3%	48.1%
Total gross profit increased 15.6 and 11.8 percent; and gross margin (as a percentage of revenues) increased by 130 and 120 basis points for the three- and six-month periods ended March 31, 2011.
Capital gross profit increased 25.5 and 20.7 percent and gross margin increased 270 and 230 basis points for the three- and six-month periods ended March 31, 2011. The gross margin increase for both periods was primarily due to improved geographic and product mix, as well as favorable material costs.
Rental gross profit and margins were relatively consistent for the three- and six-month periods ended March 31, 2011. Our second quarter in fiscal 2011 included a gain of $0.8 million recognized in connection with a vendor’s product recall.

Other

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
(Dollars in millions)	2011	2010	2011	2010

Research and development expenses	$16.2	$14.4	$31.0	$29.3
Percent of Total Revenues	4.0%	4.0%	4.0%	4.1%

Selling and administrative expenses	$130.5	$120.8	$250.5	$242.4
Percent of Total Revenues	32.5%	33.8%	32.3%	34.0%

Special charges	$2.6	$5.0	$2.6	$5.0

Interest expense	$(2.1)	$(2.2)	$(4.2)	$(4.3)
Investment income	$0.5	$0.5	$1.0	$1.1
Other	$0.2	$(0.2)	$(0.3)	$(0.3)
Research and development expenses increased 12.5 and 5.8 percent for the three- and six-month periods ended March 31, 2011 due to increased investment in the development of new products and remained consistent as a percentage of sales. Selling and administrative expenses grew during both periods, however, they improved as a percentage of sales by 130 and 170 basis points for the three- and six-month periods ended. The increase in expense for both periods was the result of increases in legal costs for litigation and patent related matters, costs associated with the upgrade of our information technology platform, investments in sales channels and higher variable compensation, including sales commissions. Our second quarter selling and administrative expenses also included approximately $3 million of costs related to community donations and severance that we do not expect to repeat.
During the second quarter of fiscal 2011, we recorded a special charge of $2.6 million related to our fiscal 2010 fourth quarter restructuring action for additional severance provided to affected employees of that action as well as a further write-down of assets held for sale. Our second quarter of fiscal 2010 included a charge of $5.0 million related to organizational changes that included the elimination of approximately 160 employee positions.
GAAP and Adjusted Earnings

	Quarterly Period Ended March 31, 2011			Quarterly Period Ended March 31, 2010
				Income Before
	Income Before	Income Tax		Income Taxes	Income Tax
(Dollars in millions except per share data)	Income Taxes	Expense	Diluted EPS*	and NCI	Expense	Diluted EPS*

GAAP Earnings	$47.9	$14.8	$0.52	$29.7	$5.2	$0.38
Adjustments:
Vendor product recall	(0.8)	(0.3)	(0.01)	—	—	—
Special charges	2.6	1.0	0.03	5.0	1.7	0.05
Tax settlement	—	—		—	6.5	(0.10)

Adjusted Earnings	$49.7	$15.5	$0.54	$34.7	$13.4	$0.33

	Year To Date Period Ended March 31, 2011			Year To Date Period Ended March 31, 2010
	Income Before			Income Before
	Income Taxes	Income Tax	Diluted	Income Taxes	Income Tax	Diluted
	and NCI	Expense	EPS*	and NCI	Expense	EPS*

GAAP Earnings	$95.5	$27.0	$1.07	$62.4	$18.0	$0.69
Adjustments:
Vendor product recall	(0.8)	(0.3)	(0.01)	—	—	—
Special charges	2.6	1.0	0.03	5.0	1.7	0.05
Tax settlement	—	—		—	6.5	(0.10)

Adjusted Earnings	$97.3	$27.7	$1.08	$67.4	$26.2	$0.64

*	May not add due to rounding.

The effective tax rate for the three- and six-month periods ended March 31, 2011 was 30.9 and 28.3 percent compared to 17.5 and 28.8 percent for the comparable periods in the prior year. The adjusted effective rate for the three- and six-month periods ended March 31, 2011 was 31.2 and 28.5 percent compared to 38.6 and 38.9 percent for the comparable periods in the prior year. The lower adjusted effective rate for both periods in fiscal 2011 benefited from increased earnings in lower-rate jurisdictions, including improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on the earnings. The adjusted effective tax rate for the six months ended March 31, 2011 also benefited from the first quarter recognition of period tax benefits of $2.2 million relating principally to the impact of the retroactive reinstatement of the research and development tax credit back to January 1, 2010.
The comparable prior year periods included a favorable period tax benefit in the second quarter of $6.5 million relating to the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the IRS. This amount was excluded from the adjusted effective tax rate for fiscal 2010.
Net income attributable to common shareholders was $33.1 million for the second quarter and $68.3 million for the first six months ended March 31, 2011. On an adjusted basis, net income attributable to common shareholders increased $13.2 and $28.6 million, representing increases of 62.9 and 70.1 percent for the three- and six-month periods ended. Diluted earnings per share increased 36.8 percent for the second quarter and 63.6 percent on an adjusted basis. For the first six months, diluted earnings per share increased 55.1 percent, or 68.8 percent as adjusted.
Business Segment Results of Operations
During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business. We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment. In addition, manufacturing and research and development costs were further allocated to the segments such that all manufacturing and research and development costs are now included in divisional income. We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments. The prior year segment information below has been updated to reflect these changes.

	Quarterly Period Ended March 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$251.3	$217.7	15.4	14.7
North America Post-Acute Care	52.2	51.1	2.2	2.2
International	98.6	88.3	11.7	9.9

Total revenues	$402.1	$357.1	12.6	11.7

Divisional income:
North America Acute Care	$62.7	$39.0	60.8
North America Post-Acute Care	10.1	11.0	(8.2)
International	4.2	3.4	23.5
Corporate Expenses	(25.1)	(16.8)	(49.4)

Total divisional income	$51.9	$36.6	41.8

	Year To Date Period Ended March 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$469.4	$423.3	10.9	10.4
North America Post-Acute Care	104.5	103.7	0.8	0.8
International	202.4	185.4	9.2	10.5

Total revenues	$776.3	$712.4	9.0	9.0

Divisional income:
North America Acute Care	$107.3	$76.4	40.4
North America Post-Acute Care	22.3	23.8	(6.3)
International	14.7	4.0	267.5
Corporate Expenses	(42.7)	(33.3)	(28.2)

Total divisional income	$101.6	$70.9	43.3

North America Acute Care
North America Acute Care capital sales increased 22.3 and 17.5 percent for the three- and six-month periods ended March 31, 2011 mainly due to higher volumes in several of our major product categories led by our patient support systems, which increased 39.2 and 31.2 percent. In addition, product mix was modestly favorable for both periods. Rental revenues were flat for the second quarter and decreased by 2.9 percent for the six-month period. The decline in the first six months was due primarily to a decline in therapy rentals as well as rentals of moveable medical equipment driven by a weaker flu season compared to fiscal 2010.
North America Acute Care divisional income increased significantly during both periods due to an increase in capital gross profit and capital margin improvements driven by higher volumes, favorable product mix and improved material costs. Our rental margins also benefited during the second quarter from a $0.8 million gain recognized in connection with a vendor’s product recall. Operating expenses were relatively flat during both periods as new product investments and increased variable compensation were offset by reduced costs from previous restructuring activities.
North America Post-Acute Care
North America Post-Acute Care capital sales were flat for the three-month period ended March 31, 2011 and slightly down for the six-month period. Capital sales for both periods were impacted by a decline in sales within our extended care business offset by growth in the respiratory care business. Rental revenues increased 2.8 and 1.4 percent related to increased rentals of The Vest® respiratory care system for both periods.
North America Post-Acute Care divisional income declined for the three- and six-month periods due to higher operating expenses primarily related to investments in our sales channels, marketing and new products. Total gross profit was essentially flat year over year for both periods.
International
International capital sales increased 12.6 and 11.4 percent for the three- and six-month periods ended March 31, 2011, and 10.4 and 12.4 percent on a constant currency basis for the same periods. On a constant currency basis, the increase during the second quarter was driven primarily by volume growth in Europe while for the first six months the growth was also attributed to volume increases in the Middle East and Latin America. Rental revenues increased 6.6 percent for the second quarter, however declined 3.1 percent for the first six months. On a constant currency basis rental revenues increased 6.6 percent and were flat for the three- and six-month periods ended. The second quarter increase in rental revenue was a result of growth from a recent bariatric product introduction in Europe, which was offset during the first six months by the rationalization of unprofitable business.
International divisional income increased during both the second quarter and first six months due mainly to an increase in gross profit from volume growth, with gross margin somewhat improved over the first six months. During the second quarter, the volume growth was partially offset by slightly lower margins and increased operating expenses from investments in our marketing and sales channels and severance costs. For the first six months operating expenses were generally flat.
Liquidity and Capital Resources

	Year To Date Period Ended March 31
(Dollars in millions)	2011	2010
Cash Flows Provided By (Used In):
Operating activities	$107.6	$49.1
Investing activities	(26.4)	(28.6)
Financing activities	(33.8)	(54.9)
Effect of exchange rate changes on cash	3.3	(1.0)

Increase (Decrease) in Cash and Cash Equivalents	$50.7	$(35.4)

Operating Activities
Cash provided by operating activities was driven primarily by net income, adjusted by non-cash expenses related to depreciation and amortization and the timing of income tax payments. We also realized improvements in our days sales outstanding over our first six months. These sources of cash were offset by the payout of our performance-based compensation and restructuring accruals related to our 2010 fiscal year, the timing of payments on our trade payables and investments in inventory to meet increasing demand. The increase over the first six months of fiscal 2010 was due to higher income and the timing of tax payments, offset by higher payouts of performance-based compensation in fiscal 2011 related to fiscal 2010 performance.
Investing Activities
Cash used for investing activities consists mainly of capital expenditures. During the first six months of fiscal 2011 cash used for investing activities decreased over the first six months of fiscal 2010 due to a payment in the prior year period to acquire a 60 percent interest in the Encompass joint venture.
Financing Activities
Cash used for financing activities during the first six months of fiscal 2011 consisted mainly of repurchasing shares, the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture and cash dividend payments, offset by cash received from stock option exercises. The decline in uses of cash compared to the first six months of fiscal 2010 was due to the $45 million payment on our revolving credit facility in the first quarter of fiscal 2010 and cash proceeds from stock option exercises in the current year, partially offset by current year share repurchases and the purchase of the noncontrolling interest in our former Encompass joint venture.
Other Liquidity Matters
Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.
We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks, which expires on March 25, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility). The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement. As of March 31, 2011, we had outstanding borrowings of $45.0 and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.
We have $97.4 million of senior notes outstanding at various fixed interest rates as of March 31, 2011. Of the total amount, $49.5 million are classified as long-term and $47.9 million short-term in the Condensed Consolidated Balance Sheet.
Our most recent credit ratings from Standard and Poor’s Rating Services and Moody’s Investor Service were credit ratings of BBB- and Baa3 with stable outlook.
Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our financing agreements. Additionally, we have restrictive covenants within the Distribution Agreement (the “Distribution Agreement”) between us and Hillenbrand, Inc. This agreement has certain limitations on indebtedness, dividends and share repurchases and acquisitions.
Our pension plans invest in a variety of equity and debt securities. At September 30, 2010, our latest measurement date, our pension plans were underfunded by approximately $50.8 million. Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2011.

We intend to continue to pay quarterly cash dividends comparable to those paid over the past two years. However, the declaration and payment of dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the Board of Directors. We are not currently permitted to increase our dividend, absent a waiver from Hillenbrand, Inc. pursuant to the Distribution Agreement.
We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings. The Distribution Agreement contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.
As of March 31, 2011, we had authorization remaining to repurchase 1.1 million additional shares of our common stock. Repurchased shares are used for general business purposes.
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
We are exposed to various market risks, including fluctuations in interest rates, liquidity issues with respect to auction rate securities, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
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
Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions. At March 31, 2011, the notional amount of open foreign exchange contracts was $7.5 million. The maximum length of time over which we hedge transaction exposures is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.
For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Form 10-K.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Except as described in the following paragraph, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
We utilize a company-wide information technology (“IT”) platform. This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality. In the second quarter of fiscal 2011, we completed the first phase of a multi-year initiative to upgrade this platform. This upgrade includes changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes. We are testing controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid per	Announced Plans or	Purchased Under Plans
Period	Shares Purchased (1)	Share	Programs	or Programs (2)
January 1, 2011 - January 31, 2011	5,098	$39.64	—	1,385,000
February 1, 2011 - Feburary 28, 2011	305,488	39.85	305,000	1,080,000
March 1, 2011 - March 31, 2011	9,334	37.45	—	1,080,000

Total	319,920	$39.78	305,000	1,080,000

(1)
All shares purchased in the three months ended March 31, 2011 were in connection with employee payroll tax withholding for restricted and deferred stock distributions and the share repurchase program discussed below.

(2)
The Board has authorized the repurchase of up to 25.7 million shares. 24.6 million shares have been repurchased under this authorization, which does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.	EXHIBITS
A.	Exhibits

10.1	*	Employment Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011

10.2	*	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011

10.3	*	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Schedules showing the effect of changes in reportable segments for quarterly periods in fiscal year 2009 and 2010.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC. (Registrant)
DATE: April 28, 2011	By:	/s/ Mark J. Guinan
		Name:	Mark J. Guinan
		Title:	Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)