Form 10-Q
period 2011-06-30
Hill-Rom Holdings, Inc.
filed 2011-07-28
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value – 63,155,226 shares as of July 21, 2011.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010
Net Revenues
Capital sales	$267.2	$246.2	$802.7	$714.0
Rental revenues	117.6	114.4	358.4	359.0
Total revenues	384.8	360.6	1,161.1	1,073.0

Cost of Revenues
Cost of goods sold	145.4	132.5	436.0	397.4
Rental expenses	51.8	50.1	154.4	155.0
Total cost of revenues	197.2	182.6	590.4	552.4

Gross Profit	187.6	178.0	570.7	520.6

Research and development expenses	17.3	14.1	48.3	43.4
Selling and administrative expenses	124.6	116.2	375.1	358.6
Litigation charge (Note 14)	42.3	-	42.3	-
Special charges (Note 8)	(1.2)	-	1.4	5.0

Operating Profit	4.6	47.7	103.6	113.6

Interest expense	(2.1)	(2.1)	(6.3)	(6.4)
Investment income and other, net	1.1	0.7	1.8	1.5

Income Before Income Taxes	3.6	46.3	99.1	108.7

Income tax expense (Note 9)	2.1	15.5	29.1	33.5

Net Income	1.5	30.8	70.0	75.2
Less: Net income attributable to noncontrolling interest	-	0.2	0.2	0.6

Net Income Attributable to Common Shareholders	$1.5	$30.6	$69.8	$74.6

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.02	$0.48	$1.10	$1.19

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.02	$0.48	$1.09	$1.17

Dividends per Common Share	$0.1125	$0.1025	$0.3175	$0.3075

Average Common Shares Outstanding - Basic (thousands) (Note 10)	63,584	63,193	63,367	62,889

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	64,211	63,987	64,139	63,516

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30, 2011	September 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$282.5	$184.5
Trade accounts receivable, net of allowances (Note 2)	341.4	353.1
Inventories (Note 2)	109.1	108.5
Deferred income taxes (Notes 1 and 9)	39.8	40.4
Other current assets	52.5	52.7
Total current assets	825.3	739.2

Property, plant and equipment, net (Note 2)	230.3	243.7
Investments and investment securities (Notes 1 and 6)	11.3	12.1
Goodwill	81.1	81.1
Software and other intangible assets, net (Note 2)	125.7	136.6
Other assets	28.1	32.9
Total Assets	$1,301.8	$1,245.6

LIABILITIES
Current Liabilities
Trade accounts payable	$60.6	$80.6
Short-term borrowings (Note 4)	102.8	53.1
Accrued compensation	81.4	88.9
Accrued product warranties (Note 12)	16.3	15.8
Litigation accrual (Note 14)	42.3	-
Other current liabilities	47.6	50.3
Total current liabilities	351.0	288.7

Long-term debt (Note 4)	49.9	98.5
Accrued pension and postretirement benefits (Note 5)	60.7	59.0
Deferred income taxes (Notes 1 and 9)	31.2	31.3
Other long-term liabilities	55.7	52.3
Total Liabilities	548.5	529.8

Noncontrolling interest (Note 3)	-	8.3

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock	4.4	4.4
Additional paid-in-capital	111.2	119.3
Retained earnings	1,253.3	1,203.6
Accumulated other comprehensive loss (Note 7)	(51.2)	(61.8)
Treasury stock, at cost (Notes 2 and 11)	(564.4)	(558.0)
Total Shareholders' Equity	753.3	707.5
Total Liabilities, Non-Controlling Interest and Shareholders' Equity	$1,301.8	$1,245.6

See Notes to Condensed Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year To Date Period Ended June 30

	2011	2010
Operating Activities
Net income	$70.0	$75.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	78.1	73.7
Provision for deferred income taxes	1.8	(12.7)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	1.7	2.0
Stock compensation	9.2	9.0
Tax settlement	-	(8.2)
Litigation charge	42.3	-
Excess tax benefits from employee stock plans	(6.8)	-
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	12.6	19.2
Inventories	(0.6)	(14.4)
Other current assets	5.8	(12.4)
Trade accounts payable	(20.0)	(11.4)
Accrued expenses and other liabilities	(10.6)	0.6
Other, net	5.7	(9.4)
Net cash provided by operating activities	189.2	111.2

Investing Activities
Capital expenditures and purchase of intangibles	(52.0)	(43.9)
Proceeds on sales of property and equipment leased to others	5.2	1.6
Acquisitions of businesses, net of cash acquired	-	(7.1)
Proceeds on investment sales/maturities	0.4	19.2
Net cash used in investing activities	(46.4)	(30.2)

Financing Activities
Change in short-term debt	1.8	(1.4)
Payment on revolver	-	(45.0)
Purchase of noncontrolling interest	(11.5)	-
Payment of cash dividends	(20.0)	(19.4)
Proceeds on exercise of options	42.0	15.1
Proceeds from stock issuance	2.1	1.9
Excess tax benefits from employee stock plans	6.8	-
Treasury stock acquired	(70.0)	(2.3)
Net cash used in financing activities	(48.8)	(51.1)

Effect of exchange rate changes on cash	4.0	(4.4)

Total Cash Flows	98.0	25.5

Cash and Cash Equivalents:
At beginning of period	184.5	170.6
At end of period	$282.5	$196.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“2010 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2010 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its subsidiaries.  All subsidiaries are wholly-owned as of June 30, 2011.  During the first quarter of our fiscal 2011 we acquired the remaining 40 percent noncontrolling interest in a former joint venture (Note 3).  Intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

At June 30, 2011, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

On October 1, 2010, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance requiring entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  Our adoption of this guidance was prospective and did not have a material impact on our Condensed Consolidated Financial Statements.

On October 1, 2010, we adopted the FASB’s revised authoritative guidance to improve financial reporting for companies involved with variable interest entities to provide more relevant and reliable information to users of financial statements.  Our adoption of this guidance was prospective and did not have a material impact on our Condensed Consolidated Financial Statements.

In May 2011, the FASB issued an amendment to the authoritative guidance on fair value measurements.  The amendment requires companies to include expanded disclosures for their recurring Level 3 fair value measurements.  In addition, companies must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment will be applied prospectively and will be effective for our quarter ending March 31, 2012, with early adoption prohibited. Our adoption of this amendment is not expected to have a material effect, but may require additional disclosure on our available-for-sale marketable securities, which are classified and disclosed as Level 3 fair value measurements.

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or include the components in the Notes to the Condensed Consolidated Financial Statements and instead requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendment will be effective for our quarter ending December 31, 2012.  The adoption of this amendment is not expected to have a material effect on our Condensed Consolidated Financial Statements, but will require a change in the presentation of comprehensive income from the notes of our Condensed Consolidated Financial Statements, where it is currently disclosed, to the face of our Condensed Consolidated Financial Statements.

2.  Supplementary Balance Sheet Information

	June 30, 2011	September 30, 2010

Allowance for possible losses and discounts on trade receivables	$27.3	$29.0

Inventories:
Finished products	$63.1	$64.2
Raw materials and work in process	46.0	44.3
Total inventory	$109.1	$108.5

Accumulated depreciation of property, plant and equipment	$599.4	$561.3

Accumulated amortization of software and other intangible assets	$157.2	$137.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	63,122,931	62,786,883

Treasury shares	17,200,981	17,537,029

3.  Acquisitions

On November 9, 2009, we entered into a joint venture with Encompass Group, LLC (“Encompass Group”), to form Encompass TSS, LLC (“Encompass”), of which we ultimately owned 60 percent.  For our 60 percent ownership interest we paid $7.5 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass.  On November 30, 2010, we purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years.  We have a total of $5.5 million accrued in other current liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheet at June 30, 2011 related to the earn-out.

If the Encompass joint venture had been consummated at the beginning of our 2010 fiscal year or wholly-owned, the impact to revenues and net income on an unaudited pro forma basis would not have been material to our financial results in any of the periods presented.

4.  Financing Agreements

Total debt consists of the following:

	June 30, 2011	September 30, 2010

Outstanding finance credit lines	$10.1	$8.1
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	47.7	48.4
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.4	0.6
Total debt	152.7	151.6
Less current portion of debt	102.8	53.1
Total long-term debt	$49.9	$98.5

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at June 30, 2011 have fixed rates of interest.  We have deferred gains included in the preceding table from the termination of previous interest rate swap agreements, and those deferred gains amounted to $1.3 million at June 30, 2011 and $2.1 million at September 30, 2010.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

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

As of June 30, 2011, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term debt instruments were $51.2 and $95.7 million at June 30, 2011 and September 30, 2010.

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

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010
Service cost	$1.3	$1.3	$3.9	$3.8
Interest cost	3.3	3.3	9.9	9.9
Expected return on plan assets	(4.1)	(3.2)	(12.5)	(9.8)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.4	0.4
Amortization of net loss	1.0	0.7	3.0	2.0
Net pension expense	$1.6	$2.2	$4.7	$6.3

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

•
Level 3:  Financial instruments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect our own assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).  Unobservable inputs are developed based on the best information available in the circumstances, which might include our own data.

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of June 30, 2011:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$282.5	$282.5	$-	$-
Available-for-sale marketable securities	11.3	-	-	11.3
Total assets at fair value	$293.8	$282.5	$-	$11.3

At June 30, 2011, we had $11.3 million of AAA rated student loan ARS.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At June 30, 2011, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Activity related to our ARS was not significant during the first nine months of fiscal 2011.

7.  Comprehensive Income

The net-of-tax effect of unrealized gains or losses on: our available-for-sale securities, foreign currency translation adjustments, pension (or other defined benefit postretirement plans) actuarial gains or losses, prior service costs or credits are required to be included in comprehensive income.

The composition of comprehensive income is as follows:

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010

Net income	$1.5	$30.8	$70.0	$75.2

Net gain (loss) on available-for-sale securities and other investments	-	-	(0.1)	0.3

Foreign currency translation adjustment, net-of-tax	1.6	(9.0)	11.0	(13.2)

Items not yet recognized as a component of net periodic pension
or postretirement benefit cost, net-of-tax	-	-	(0.3)	(0.1)

Total comprehensive income	3.1	21.8	80.6	62.2

Comprehensive income attributable to the noncontrolling interest	-	(0.2)	(0.2)	(0.6)

Total comprehensive income attributable to common shareholders	$3.1	$21.6	$80.4	$61.6

8.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2011 was as follows:

	Beginning Balance				Ending Balance
	September 30, 2010	Expenses	Cash Payments	Reversals	June 30, 2011
Fiscal Year 2010 Actions
Q2 - Restructuring	$1.5	$-	$1.0	$-	$0.5
Q4 - Restructuring	3.7	3.3	1.6	2.6	2.8
Total	$5.2	$3.3	$2.6	$2.6	$3.3

During the second quarter of fiscal 2011, we recorded an additional special charge of $2.6 million related to our fiscal 2010 fourth quarter action.  The majority of the charge related to additional severance and other benefits provided to affected employees of that action as well as a write-down of assets held for sale.  During the third quarter of fiscal 2011, we recorded a benefit of $1.2 million primarily related to the net reversal of severance recorded in relation to our fourth quarter of fiscal 2010 restructuring action, partially offset by an additional write-down of assets held for sale.  The above table excludes the write-down of our assets.

9.  Income Taxes

The effective tax rate for the three- and nine-month periods ended June 30, 2011 was 58.3 and 29.4 percent compared to 33.5 and 30.8 percent for the comparable periods in the prior year.

The effective tax rate in the current quarter was higher than the prior year due to the effect of period tax items, including the tax benefit associated with the litigation charge, measured against a lower income base.  In looking at the full year tax rate, the lower effective tax rate in fiscal 2011 reflects the benefits from increased earnings in lower-rate jurisdictions, including improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on these earnings.  Should earnings continue and our outlook remain positive in these jurisdictions, we will be required to reassess the need and amount of our recorded valuation allowances which could result in the release of previously unrecognized tax benefits.

Absent the impact of the litigation charge, the full year 2011 effective tax rate benefited from the recognition of period tax benefits of $2.1 million relating principally to the retroactive reinstatement of the research and development tax credit.  The comparable prior year period included favorable period tax benefits of $6.6 million relating primarily to the recognition of previously unrecognized tax benefits of $6.5 million associated with the resolution of an income tax matter with the IRS.

During the current quarter, the IRS completed its audit of the income tax return filed for fiscal 2009.  In conjunction with the resolution of certain income tax matters with the IRS in the quarter and other activities, the total amount of gross unrecognized tax benefits has decreased from September 30, 2010.  As of June 30, 2011 the total amount of gross unrecognized tax benefits was $21.6 million, which includes $12.7 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized would not impact our effective tax rate.

It is reasonably possible that the Company will resolve other on-going audit issues with the IRS, state, local or foreign jurisdictions in the next twelve months. The resolution of these matters, in combination with the expiration of certain statutes of limitation in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $10 to $14 million in the next twelve months, excluding interest.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010

Net income attributable to common shareholders	$1.5	$30.6	$69.8	$74.6

Average shares outstanding - Basic	63,584	63,193	63,367	62,889
Add potential effect of exercise of stock options
and other unvested equity awards	627	794	772	627
Average shares outstanding - Diluted	64,211	63,987	64,139	63,516

Net income attributable to common shareholders per common share - Basic	$0.02	$0.48	$1.10	$1.19

Net income attributable to common shareholders per common share - Diluted	$0.02	$0.48	$1.09	$1.17

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	654	2,582	584	4,030

11.  Common Stock

Share Repurchases

We repurchased 0.6 and 1.5 million shares of our common stock during the three- and nine-month periods ended June 30, 2011 for $27.3 and $64.7 million.  In May 2011, our Board of Directors approved an expansion of our share repurchase authorization by 3.0 million shares.  Share repurchases may be made through the open market or private transactions and as of June 30, 2011, a cumulative total of 25.2 million shares had been repurchased by us at market trading prices, leaving 3.5 million shares remaining for purchase under the Board’s authorization.  The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.

Stock Based Compensation

The stock based compensation cost that was charged against income, net of tax, for all plans was $1.6 and $5.9 million for the three- and nine-month periods ended June 30, 2011, and $1.1 and $5.7 million for the comparable periods of fiscal 2010.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010

Balance at beginning of period	$16.5	$15.2	$15.8	$17.1
Provision for warranties during the period	3.8	3.3	12.0	10.5
Warranty claims during the period	(4.0)	(3.6)	(11.5)	(12.7)
Balance at end of period	$16.3	$14.9	$16.3	$14.9

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

13. Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business.  During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment.  In addition, manufacturing and research and development costs were fully allocated to our three segments.  We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments.  The prior year segment information included in this Note has been updated to reflect these changes.  Our new operating structure contains the following reporting segments:

•
North America Acute Care - sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions and surgical accessories, to acute care facilities.

•
North America Post-Acute Care - sells and rents a variety of products outside of the hospital setting including long-term acute care, extended care and home care and our respiratory care products in all settings.

•	International - sells and rents similar products as our North America businesses to Europe and the rest of the world.

Our performance under the new operating structure continues to be measured on a divisional income basis before litigation and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information.  These costs include corporate costs that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2011	2010	2011	2010
Revenues:
North America Acute Care	$239.1	$214.9	$708.5	$638.2
North America Post-Acute Care	51.6	49.9	156.1	153.6
International	94.1	95.8	296.5	281.2
Total revenues	$384.8	$360.6	$1,161.1	$1,073.0

Divisional income:
North America Acute Care	$50.0	$44.1	$157.3	$120.5
North America Post-Acute Care	9.6	9.9	31.9	33.7
International	5.1	9.3	19.8	13.3
Corporate expenses	(19.0)	(15.6)	(61.7)	(48.9)
Total divisional income	45.7	47.7	147.3	118.6

Litigation charge	42.3	-	42.3	-
Special charges	(1.2)	-	1.4	5.0
Operating profit	4.6	47.7	103.6	113.6

Interest expense	(2.1)	(2.1)	(6.3)	(6.4)
Investment income and other, net	1.1	0.7	1.8	1.5
Income before income taxes	$3.6	$46.3	$99.1	$108.7

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

Office of Inspector General Investigation

On February 8, 2008, we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation.  On September 18, 2008, we were informed that the investigation was precipitated by the 2005 filing of a qui tam complaint under the False Claims Act in the United States District Court for the Eastern District of Tennessee.  Although the complaint has been only partially unsealed at this point and we have not been formally served, we know that the plaintiffs seek recovery of significant damages and civil penalties relating to the alleged submission of false and fraudulent claims to Medicare and/or Medicaid for the provision of durable medical equipment.

We recently entered into mediation regarding these allegations and have reached agreement with respect to a tentative financial settlement in the amount of $42 million.  This settlement remains contingent on our reaching an acceptable Corporate Integrity Agreement with the HHS Office of Inspector General.  We can provide no assurances as to when, if ever, we would be able to successfully finalize a settlement.  However, in conjunction with reaching agreement on the financial terms with respect to this matter, we have recognized a charge in the quarter of $42.3 million, including $0.3 million of estimated legal fees to finalize the terms of the arrangement. In the event that we are unable to finalize a settlement, the matter may proceed to litigation.  In that event, if it were found that we had failed to comply with applicable laws and regulations, we could be subject to substantial fines or penalties and possible exclusion from participation in federal health care programs.

Freedom Medical Antitrust Litigation

On October 19, 2009, Freedom Medical, Inc. filed a complaint against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas.  The plaintiff alleges that we and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain our market share by engaging in a variety of conduct in violation of state and federal antitrust laws.  The plaintiff also has asserted claims for business disparagement, common law conspiracy and tortuous interference with business relationships.  The plaintiff seeks injunctive relief and money damages in an unspecified amount. The parties have agreed to mediate this matter, but no date for such mediation has been set.  At this time, we cannot assess the likelihood of an adverse outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  One suit was filed in the Southern District of Indiana and the other was filed in the Western District of Wisconsin.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker is seeking to transfer the Wisconsin litigation to the Southern District of Indiana, and has also responded with counterclaims seeking declaratory judgment for noninfringement and invalidity for the patents at issue.  A trial date of October 1, 2012 has been set.  In the Indiana litigation, Stryker has counterclaimed for non-infringement and invalidity for several of the patents at issue, and has filed counterclaims alleging infringement of three of their patents.  A trial date for this lawsuit has not yet been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our 2010 Form 10-K.

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

Net Revenues

	Quarterly Period Ended June 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$267.2	$246.2	8.5	5.2
Rental revenues	117.6	114.4	2.8	1.2
Total Revenues	$384.8	$360.6	6.7	3.9

	Year To Date Period Ended June 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$802.7	$714.0	12.4	11.2
Rental revenues	358.4	359.0	(0.2)	(0.5)
Total Revenues	$1,161.1	$1,073.0	8.2	7.3

Capital sales increased for both the three- and nine-month periods ended June 30, 2011 primarily as a result of North America Acute Care sales volume growth in nearly all product categories, led by patient support systems (increased 20.8 and 27.4 percent), and favorable product mix for the first half of the year.  This favorability was partially offset by declines in volume in Europe, the Middle East, Asia and Australia, most notably in the third quarter.  Latin America has shown volume growth in both the three- and nine-month periods and foreign exchange rates also benefited the capital sales comparison in both periods, primarily in the third quarter.

Rental revenues were favorably impacted during both periods due to strong respiratory care revenues as well as the effect of favorable foreign exchange rates.  For the first nine months this strength was offset by first quarter volume declines in our rental business due to a weaker flu season compared to fiscal 2010.

Gross Profit

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

(Dollars in millions)	2011	2010	2011	2010
Gross Profit
Capital	$121.8	$113.7	$366.7	$316.6
Percent of Related Revenues	45.6%	46.2%	45.7%	44.3%

Rental	65.8	64.3	204.0	204.0
Percent of Related Revenues	56.0%	56.2%	56.9%	56.8%

Total Gross Profit	$187.6	$178.0	$570.7	$520.6
Percent of Related Revenues	48.8%	49.4%	49.2%	48.5%

Total gross profit increased 5.4 and 9.6 percent and gross margin (as a percentage of revenues) decreased by 60 basis points for the three-month period ended June 30, 2011 and increased 70 basis points for the nine-month period.

Capital gross profit increased 7.1 and 15.8 percent due to higher volumes for both the three- and nine-month periods.  Gross margin decreased 60 basis points for the three-month period despite higher volumes and favorable geographic mix, as these favorable trends were offset by unfavorable product mix and the effects of higher commodity and fuel costs.  Gross margin increased over the first nine-month period by 140 basis points primarily due to improved geographic and product mix, as well as favorable material costs.

Rental gross profit increased by 2.3 percent for the three-month period on higher volume and was flat for the nine-month period.  Gross margins were relatively consistent for both periods.  Fiscal 2011 included a gain of $0.6 and $1.4 million for the three- and nine-month periods recognized in connection with a vendor’s product recall.  Absent such gains, the gross margins would have been down slightly in both periods due to reduced leverage of field service costs.

Other

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

(Dollars in millions)	2011	2010	2011	2010

Research and development expenses	$17.3	$14.1	$48.3	$43.4
Percent of Total Revenues	4.5%	3.9%	4.2%	4.0%

Selling and administrative expenses	$124.6	$116.2	$375.1	$358.6
Percent of Total Revenues	32.4%	32.2%	32.3%	33.4%

Litigation charge	$42.3	$-	$42.3	$-
Special charges	$(1.2)	$-	$1.4	$5.0

Interest expense	$(2.1)	$(2.1)	$(6.3)	$(6.4)
Investment income	$0.5	$0.6	$1.5	$1.7
Other	$0.6	$0.1	$0.3	$(0.2)

Research and development expenses increased 22.7 and 11.3 percent for the three- and nine-month periods ended June 30, 2011 due to increased investment in the development of new products.  Selling and administrative expenses grew during both periods, staying relatively consistent as a percentage of sales for the three-month period and improving 110 basis points for the nine-month period.  The increase in expense for both periods was the result of increases in legal costs for litigation and patent related matters, costs associated with the upgrade of our information technology platform, increases in sales and marketing expenses as well as the unfavorable impact of foreign exchange rates.  The increase for the three-month period was partially offset by lower variable compensation costs.  Selling and administrative expenses for the nine-month period also included approximately $3 million of costs related to community donations and severance that we do not expect to repeat.

During the third quarter of fiscal 2011, we recorded a litigation charge of $42.3 million in conjunction with reaching a tentative agreement on financial terms to settle a United States Office of Inspector General’s (“OIG”) investigation.

During the third quarter of fiscal 2011, we recorded a benefit of $1.2 million primarily related to the net reversal of severance recorded in relation to our fourth quarter of fiscal 2010 restructuring actions.  The net charge of $1.4 million for the nine-month period relates mainly to write-downs associated with our assets held for sale during both our second and third quarters.  The first nine months of fiscal 2010 included a charge of $5.0 million related to organizational changes that included the elimination of approximately 160 employee positions.

GAAP and Adjusted Earnings

	Quarterly Period Ended June 30, 2011			Quarterly Period Ended June 30, 2010

(Dollars in millions except per share data)	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes and NCI	Income Tax Expense	Diluted EPS

GAAP Earnings	$3.6	$2.1	$0.02	$46.3	$15.5	$0.48
Adjustments:
Litigation charge	42.3	12.3	0.47	-	-	-
Vendor product recall	(0.6)	(0.2)	(0.01)	-	-	-
Special charges	(1.2)	(0.3)	(0.01)	-	-	-
Gain on sale of non-strategic assets	-	-	-	-	1.7	(0.03)
Adjusted Earnings	$44.1	$13.9	$0.47	$46.3	$17.2	$0.45

	Year To Date Period Ended June 30, 2011			Year To Date Period Ended June 30, 2010

	Income Before Income Taxes and NCI	Income Tax Expense	Diluted EPS *	Income Before Income Taxes and NCI	Income Tax Expense	Diluted EPS*

GAAP Earnings	$99.1	$29.1	$1.09	$108.7	$33.5	$1.17
Adjustments:
Litigation charge	42.3	12.3	0.47	-	-	-
Vendor product recall	(1.4)	(0.5)	(0.01)	-	-	-
Special charges	1.4	0.7	0.01	5.0	1.7	0.05
Gain on sale of non-strategic assets	-	-	-	-	1.7	(0.03)
Tax settlement	-	-	-	-	6.5	(0.10)
Adjusted Earnings	$141.4	$41.6	$1.55	$113.7	$43.4	$1.10

* May not add due to rounding.

The effective tax rate for the three- and nine-month periods ended June 30, 2011 was 58.3 and 29.4 percent compared to 33.5 and 30.8 percent for the comparable periods in the prior year.

The adjusted effective rate for the three- and nine-month periods ended June 30, 2011 was 31.5 and 29.4 percent compared to 37.1 and 38.2 percent for the comparable periods in the prior year.  The lower adjusted effective rate for both periods in fiscal 2011 reflects the benefits from increased earnings in lower-rate jurisdictions, including improved European income, some of which was not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  We currently carry full valuation allowances on these loss carryforwards, thus the recognition of income and the release of valuation allowance results in no tax expense on the earnings.  Should earnings continue and our outlook remain positive in these jurisdictions, we will be required to reassess the need and amount of our recorded valuation allowances which could result in the release of previously unrecognized tax benefits.

The adjusted effective tax rate for the nine months ended June 30, 2011 also benefited from the recognition of period tax benefits of $2.1 million principally relating to the impact of the retroactive reinstatement of the research and development tax credit back to January 1, 2010.

The comparable prior year period included favorable period tax benefits of $6.6 million relating primarily to the recognition of previously unrecognized tax benefits of $6.5 million associated with the resolution of an income tax matter with the IRS.  This amount was excluded from the adjusted effective tax rate for fiscal 2010.

Net income attributable to common shareholders was $1.5 million for the third quarter and $69.8 million for the first nine months ended June 30, 2011.  On an adjusted basis, net income attributable to common shareholders increased $1.3 and $29.9 million, representing increases of 4.5 and 42.9 percent for the three- and nine-month periods.  Diluted earnings per share decreased 95.8 percent for the third quarter, however increased 4.4 percent on an adjusted basis.  For the first nine months, diluted earnings per share fell 6.8 percent, however increased 40.9 percent on an as adjusted basis.

Business Segment Results of Operations

During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  We moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment.  In addition, manufacturing and research and development costs were fully allocated to our three segments.  We have also assigned additional direct functional costs to the segments as well as an allocation of certain corporate functional expenses that can be attributed to the segments.  The prior year segment information below has been updated to reflect these changes.

	Quarterly Period Ended June 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$239.1	$214.9	11.3	10.9
North America Post-Acute Care	51.6	49.9	3.4	3.4
International	94.1	95.8	(1.8)	(11.5)
Total revenues	$384.8	$360.6	6.7	3.9

Divisional income:
North America Acute Care	$50.0	$44.1	13.4
North America Post-Acute Care	9.6	9.9	(3.0)
International	5.1	9.3	(45.2)
Corporate Expenses	(19.0)	(15.6)	(21.8)
Total divisional income	$45.7	$47.7	(4.2)

	Year To Date Period Ended June 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$708.5	$638.2	11.0	10.5
North America Post-Acute Care	156.1	153.6	1.6	1.6
International	296.5	281.2	5.4	3.0
Total revenues	$1,161.1	$1,073.0	8.2	7.3

Divisional income:
North America Acute Care	$157.3	$120.5	30.5
North America Post-Acute Care	31.9	33.7	(5.3)
International	19.8	13.3	48.9
Corporate Expenses	(61.7)	(48.9)	(26.2)
Total divisional income	$147.3	$118.6	24.2

North America Acute Care

North America Acute Care capital sales increased 16.1 and 17.0 percent for the three- and nine-month periods ended June 30, 2011 mainly due to higher volumes in nearly all product categories led by our patient support systems, which increased 20.8 and 27.4 percent.  In addition, product mix was modestly favorable for the first half of the year.  Rental revenues were essentially flat for the third quarter and decreased by 2.1 percent for the nine-month period.  The decline in the first nine months was due primarily to a decline in therapy rentals in the first quarter driven by a weaker flu season compared to fiscal 2010, and year long pressure from our moveable medical equipment business.

North America Acute Care divisional income increased significantly for the three- and nine-month periods ended June 30, 2011 primarily due to an increase in capital gross profit driven by higher volumes in each period.  Favorable product mix also contributed to the higher capital gross profit in the first half of the year, but was somewhat unfavorable for the three-month period.  Our rental margins, although lower in each period on reduced leverage of field services costs, benefited from a gain recognized in connection with a vendor’s product recall of $0.6 and $1.4 million for the three- and nine-month periods.  Operating expenses were slightly higher during both periods as a result of new product investments and increased variable compensation.

North America Post-Acute Care

North America Post-Acute Care capital sales increased 3.4 percent for the three-month period ended June 30, 2011 and were essentially flat for the nine-month period.  Capital sales for both periods benefited by double-digit growth in our respiratory care business offset by a decline in sales within our extended care business for the nine-month period.  Rental revenues increased 3.4 and 2.0 percent as a result of a double-digit increase in rental volumes of The Vest® respiratory care system for both periods, including the effect of a third party payor refund in the prior year.  This favorability was partially offset by lower rentals in our extended care and home care businesses in both periods.

North America Post-Acute Care divisional income declined for both the three- and nine-month periods due to higher operating expenses related to investments in our sales channels and new products.  Total gross profit was essentially flat year over year for both periods.

International

International capital sales decreased 4.4 percent for the three-month period ended June 30, 2011, and 13.7 percent on a constant currency basis.  For the nine-month period capital revenue increased by 5.9 percent and 3.3 percent on a constant currency basis.  On a constant currency basis, the decrease during the third quarter was driven primarily by lower volumes in Europe as well as the Middle East, Asia and Australia, while growth for the first nine months was attributed to volume increases in Latin America.  Rental revenues increased 16.3 and 2.7 percent for the three- and nine-month periods ended June 30, 2011.  On a constant currency basis rental revenues increased 3.3 and 1.0 percent for both periods.  The increase for both periods in rental revenues was a result of growth from a recent bariatric product introduction in Europe, which was offset during the first nine months by the rationalization of an unprofitable rental business.

International divisional income decreased for the three-month period ended June 30, 2011, however, increased for the first nine months.  During the three-month period gross profit was down slightly on lower volumes, while for the nine months gross profit was up on overall higher volumes and improved gross margin rates in both capital and rental.  During both periods, operating expenses increased related to investments in new product development and the effects of unfavorable foreign exchange rates.  For the nine-month period operating expenses were also impacted by severance costs incurred in the first half of the year.

Liquidity and Capital Resources

	Year To Date Period Ended June 30

(Dollars in millions)	2011	2010
Cash Flows Provided By (Used In):
Operating activities	$189.2	$111.2
Investing activities	(46.4)	(30.2)
Financing activities	(48.8)	(51.1)
Effect of exchange rate changes on cash	4.0	(4.4)
Increase in Cash and Cash Equivalents	$98.0	$25.5

Operating Activities

Cash provided by operating activities was driven primarily by net income, adjusted by non-cash expenses related to depreciation and amortization and a third quarter litigation charge.  We also realized improvements in our days sales outstanding over our first nine months.  These sources of cash were offset by the payout of our performance-based compensation and restructuring accruals related to our 2010 fiscal year and the timing of payments on our trade payables.  The increase over the first nine months of fiscal 2010 was due to improved financial performance and the timing of tax payments, offset by higher payouts of performance-based compensation in fiscal 2011 related to fiscal 2010 performance.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures.  The increase in cash used for investing during our first nine months was due to investments in our rental fleet offset by proceeds received in the third quarter of fiscal 2010 from the sale of a portion of our auction rate securities.

Financing Activities

Cash used for financing activities consisted mainly of repurchasing shares of our common stock, cash dividend payments and the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture, partially offset by cash received from stock option exercises.  The slight decline in the use of cash compared to the first nine months of fiscal 2010 was due to debt payments, including the $45 million payment on our revolving credit facility in the first quarter of fiscal 2010 exceeding the net impact of higher stock option exercises and share repurchases and the purchase of the noncontrolling interest in our former Encompass joint venture in the current year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

We have a $500.0 million five-year senior revolving credit facility with a syndicate of banks, which expires on March 25, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility).  The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and should leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.  As of June 30, 2011, we had outstanding borrowings of $45.0 and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.

We have $97.2 million of senior notes outstanding at various fixed interest rates as of June 30, 2011.  Of the total amount, $49.5 million are classified as long-term and $47.7 million as short-term in the Condensed Consolidated Balance Sheet.

Our most recent credit ratings from Standard and Poor’s Rating Services and Moody’s Investor Service were credit ratings of BBB- and Baa3 with stable outlook.

Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness.  Our debt agreements also contain no credit rating triggers.  Credit rating changes can, however, impact the cost of borrowings under our financing agreements.  Additionally, there are restrictive covenants in the Distribution Agreement (the “Distribution Agreement”) between us and Hillenbrand, Inc.  This agreement has certain limitations on indebtedness, dividends and share repurchases and acquisitions.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2010, our latest measurement date, our pension plans were underfunded by approximately $50.8 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2011.

We intend to continue to pay quarterly cash dividends comparable to those paid over the past two years.  However, the declaration and payment of dividends by us will be subject to the discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by the Board of Directors.  We are not currently permitted to increase our dividend, absent a waiver from Hillenbrand, Inc. pursuant to the Distribution Agreement.  During the third quarter of fiscal 2011, we received a waiver in accordance with the Distribution Agreement and our Board of Directors approved a third quarter dividend of $0.1125 per share, $0.01 higher than the prior quarter.

We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.  We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings.  We do not expect the Distribution Agreement limitations described above will limit our ability to execute our current growth strategy.

As of June 30, 2011, we had authorization to repurchase 3.5 million shares of our common stock.  Repurchased shares are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, our tentative settlement related to the OIG matter should it be finalized, capital expenditure requirements and financing obligations.  However, disruption and volatility in the credit markets could impede our access to capital.  If we need additional sources of capital, whether as a result of reduced cash generated by operations, unavailability of borrowings under our credit facility, adverse results in litigation matters or increased cash requirements to fund acquisitions, such sources of capital may not be available to us on acceptable terms, if at all.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2010 impacting our contractual obligations and contingent liabilities and commitments except as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At June 30, 2011, the notional amount of open foreign exchange contracts was $10.2 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  Except as described in the following paragraph, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We utilize a company-wide information technology (“IT”) platform.  This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality.  In the second quarter of fiscal 2011, we completed the first phase of a multi-year initiative to upgrade this platform, with the second phase of the initiative scheduled to begin in the fourth quarter.  This upgrade includes changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes.  We are testing controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010.  There have been no material changes to the risk factors described in that report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1, 2011 - April 30, 2011	1,875	$38.19	-	1,080,000
May 1, 2011 - May 31, 2011	23,083	45.35	-	4,080,000
June 1, 2011 - June 30, 2011	600,455	45.52	600,000	3,480,000
Total	625,413	$45.49	600,000	3,480,000

(1)
All shares purchased during the three-month period ended June 30, 2011 were in connection with employee payroll tax withholding for restricted and deferred stock distributions and the share repurchase program discussed below.

(2)
In May 2011, the Board approved an expansion of its previously announced share repurchase authorization by 3 million shares, bringing the total number of shares available for repurchase to 28.7 million shares.  As of June 30, 2011, a cumulative total of 25.2 million shares have been repurchased under this existing authorization, which does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.       EXHIBITS

A.	Exhibits

10.1*	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan

10.2*	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011

10.3*	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: July 28, 2011	By:	/s/ Mark J. Guinan
	Name:	Mark J. Guinan
	Title:	Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)