Form 10-K
period 2011-09-30
Hill-Rom Holdings, Inc.
filed 2011-11-16
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended September 30, 2011
OR
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

Yes ☐                       No ☑

The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $2.3 billion, based on the closing sales price of $37.98 per share as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.

The registrant had 61,712,277 shares of its common stock, without par value, outstanding as of November 7, 2011.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 6, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2011

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

Item 1. BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) (formerly known as Hillenbrand Industries, Inc.) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

Segment Information

We operate and manage our business within three reportable segments, each of which is generally aligned by customer type.  The segments are as follows:

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

•	International - sells and rents similar products as our North America businesses in regions outside of the U.S. and Canada.

Net revenues, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.  No single customer accounts for more than 10 percent of our revenue in any segment.

Products and Services

We have extensive distribution capabilities and broad reach across all health care settings. We sell and rent primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors. An emerging business involves the direct to consumer (“DTC”) sales for patients and families desiring the same level of product while at home. Through our network of approximately 190 North American and 25 international service centers, and approximately 1,270 North American and 260 international service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent our products.  This extensive network is critical to securing contracts with Group Purchasing Organizations (“GPOs”) and serving our customers.

Our products and services are outlined below.  Except where noted, we generally sell products and services and rent from each of our product categories in all of our business segments.

Patient Support Systems. Our innovative patient support systems include a variety of bed systems, along with integrated and non-integrated therapeutic bed surfaces that we rent and sell worldwide.  These patient support systems can be designed for use in high, mid and low acuity settings, depending on the specific design options.  Our advanced patient support systems can also provide patient data reporting (e.g., weight and therapy statistics), real time caregiver decision support, patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning; wound healing and prevention; pulmonary treatment; point of care controls; and patient turn assist and upright positioning. Approximately 51, 49 and 43 percent of our revenues during fiscal 2011, 2010 and 2009, were derived from patient support systems.

Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces designed for the prevention and treatment of a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions. These products are rented and sold across all of our segments, primarily in the U.S., Canada and Europe, with the exception of our respiratory care products.  Historically and through fiscal 2011, our respiratory products were sold exclusively by our North America Post-Acute Care segment.  Beginning in fiscal 2012, the International segment will begin supplying respiratory care products outside of the U.S. and Canada.  Approximately 29, 30 and 30 percent of our revenues were derived from these therapeutic products in fiscal 2011, 2010 and 2009.

Medical Equipment Management and Contract Services. We provide rentals and health care provider asset management services for a wide variety of moveable medical equipment, also known as MME, such as ventilators, defibrillators, intravenous pumps and patient monitoring equipment. In addition, we also sell equipment service contracts for our capital equipment, primarily in the U.S.   Approximately 9, 10 and 10 percent of our revenues were derived from these products and services in fiscal 2011, 2010 and 2009.

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

Surgical Products. We offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table.  These products are sold mainly to our North America Acute Care customers.

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

The following table displays our significant competitors with respect to each product category:

Product Categories	Competitors
Patient Support Systems	Stryker Corporation ArjoHuntleigh (Division of Getinge AB) Linet Invacare Joerns Healthcare

Non-Invasive Therapeutic Products	Kinetic Concepts, Inc. SIZEWise Rentals, LLC RecoverCare, LLC ArjoHuntleigh (Division of Getinge AB)

Medical Equipment Management and Contract Services	Universal Hospital Services, Inc. Freedom Medical, Inc.

Patient Environment and Mobility Solutions	ArjoHuntleigh (Division of Getinge AB) Guldmann Waverly Glen Modular Services Herman Miller Healthcare

Health Information Technology Solutions	Rauland-Borg Corporation GE Medical (owns Dukane) West-Com Nurse Call Systems, Inc.

Surgical Products	MizuhoOSI Tenet Medical (part of Smith & Nephew) Schuerch Medical Action Medical

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the U.S. and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance.   The FDA’s Quality System regulations and the regulatory equivalents under the Medical Device Directive in the European Union set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities.  From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities; however, we currently have no outstanding so-called "warning letters" which would indicate that any material remediation actions are required.  In addition, there are also certain state and local government requirements that must be complied with in the manufacturing and marketing of our products.

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

Product Development

Most of our products and product improvements have been developed internally. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Batesville, Indiana; Cary, North Carolina; Lulea, Sweden; Montpelier and Pluvigner, France; and Singapore.

Research and development is expensed as incurred. Research and development expense for the fiscal years ended September 30, 2011, 2010 and 2009, was $63.8 million, $58.3 million and $55.7 million.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years 2011, 2010 and 2009 were approximately $2.1 million, $4.8 million and $5.8 million.

Patents and Trademarks

We own, and from time-to-time license, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to our products and product services.  Except for the mark “Hill-Rom,” we do not believe any single trademark or service mark is of material significance to our business as a whole.

Foreign Operations and Export Sales

Information about our foreign operations is set forth in tables relating to geographic information in Note 12 of Notes to Consolidated Financial Statements, included herein under Part II, Item 8 - Financial Statements and Supplementary Data.

Employees

At September 30, 2011, we had approximately 6,230 employees worldwide. Approximately 570 of our employees work in our logistics and manufacturing operations in the U.S. under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. The collective bargaining agreement at our primary U.S. manufacturing facility will expire in January 2013. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.

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

John J. Greisch, 56, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter's Chief Financial Officer and as President of Baxter's BioScience division.

Mark Guinan, 49, was elected as our Senior Vice President and Chief Financial Officer in December 2010.  Mr. Guinan previously held a variety of positions with Johnson & Johnson, most recently as the Chief Procurement Officer since October 2009.  Prior to that, he served as Vice President - Finance, Global Pharmaceutical Group, and Vice President - Finance, Global R&D and Business Operations.

Martha Goldberg Aronson, 44, was elected Senior Vice President and President North America for Hill-Rom in August 2010. Before joining Hill-Rom, she was most recently a Senior Vice President at Medtronic where she held a variety of marketing and general management roles, including Vice President and General Manager Gastroenterology/Urology, and Vice President and General Manager for Medtronic's Neurological and Diabetes business in Europe.

Alejandro Infante Saracho, 50, was elected Senior Vice President and President International for Hill-Rom effective May 2010. Before joining the Company, he spent more than 25 years with Hospira and Abbott serving in a number of executive positions, including President of the Americas, General Manager International Operations and Regional Director Latin America for Hospira.

Scott Jeffers, 41, was elected Senior Vice President, Global Supply Chain for Hill-Rom in September 2010.  Before joining Hill-Rom, he held a number of senior operational positions in GE Healthcare including General Manager of Global Lean Enterprise; General Manager of Global Supply Chain for Life Support Solutions; and General Manager of Global Sourcing & Operational Excellence for the Clinical Systems business.  Prior to joining GE, Mr. Jeffers was an officer in the United States Air Force.

Richard G. Keller, 50, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 2005.  He had served as Executive Director - Controller of Hill-Rom since March 2004.

Brian Lawrence, 41, was elected Senior Vice President and Chief Technology Officer for Hill-Rom effective December, 2010. Mr. Lawrence joined Hill-Rom from GE Healthcare, where he was Chief Technology Officer for Life Support Solutions and held a number of other leadership and innovation positions in GE's Global Research Center.

Susan R. Lichtenstein, 54, was elected Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary for Hill-Rom effective May 2010. Previously she was Corporate Vice President and General Counsel at Baxter International, where she was responsible for global legal matters, corporate communications and government affairs.

Michael Macek, 39, was elected Treasurer in March 2011. Mr. Macek held the position of Executive Director, Treasury for Hill-Rom since 2008, and a series of financial positions with Hill-Rom since 2005.

Michael Oliver, 58, was appointed Senior Vice President and Chief Human Resources Officer for Hill-Rom in March 2011. Prior to joining Hill-Rom, Mr. Oliver was the Vice President and Chief Human Resources Officer for Pactiv Corporation and from 1997 to 2008 he was Senior Vice President for Brady Corporation.

Blair A. (Andy) Rieth, Jr., 53, was hired as Vice President of Investor Relations of the Company in June 2006.  Prior to joining us, he was the Investor Relations Officer of Guidant Corporation from 2000 to 2006.

Philip Settimi, 34, was elected Senior Vice President Global Marketing and Chief Marketing Officer for Hill-Rom effective May 2010. He joined Hill-Rom from Hospira, where he was Vice President Global Marketing for Hospira's medical device business. Dr. Settimi previously worked for General Electric's health care business, serving in a number of marketing and strategy roles.

Alton Shader, 38, joined Hill-Rom as Senior Vice President and President, Post-Acute Care in July 2011. Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter's operations in Zurich and in California.

Andreas Frank, 35, joined Hill-Rom as Senior Vice President Corporate Development and Strategy in October 2011.  Before joining Hill-Rom, Mr. Frank was Director Corporate Development at Danaher Corporation. Previously he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Availability of Reports and Other Information

Our website is www.Hill-Rom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with or furnish to the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, Vice Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct (and any amendments or waivers), the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). Among other initiatives, these bills impose a 2.3 percent excise tax on medical devices beginning January 2013. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us. However, the impact of the tax, coupled with reform-associated payment reductions to Medicare and Medicaid reimbursement (discussed below) could have a material adverse impact on our business, results of operations and cash flows.

Changes in Medicare, Medicaid and other governmental medical programs could reduce the reimbursement we receive for our products and services.

Medicare, Medicaid and managed care organizations are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce the program expenditures, could adversely affect our businesses dependent on third-party reimbursement. In addition, changes to the mix of our customers’ patients among Medicare, Medicaid, third-party and private payor categories, increases in case management, and the review of services or reductions in coverage or reimbursement rates may negatively impact our profitability to the extent such changes place downward pressure on the utilization or pricing of our products.

Failure by us or our suppliers to comply with the FDA regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

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

We are subject to stringent laws and regulations at both the federal and state levels governing the participation of durable medical equipment suppliers in federal and state health care programs. In addition, we recently entered into a five-year Corporate Integrity Agreement with the U.S. Federal government, which imposes on us additional contractual obligations.

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

If we are deemed to have violated these laws and regulations, or are found to have violated our Corporate Integrity Agreement, we could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs such as Medicare and Medicaid. While we believe that our practices materially comply with applicable state and federal requirements, the requirements may be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.

We participate in a highly competitive industry that is subject to the risk of declining demand and pricing pressures, which could adversely affect our operating results.

Demand for our products and services depends in large part on overall demand in the health care market.  To the extent that aggregate demand does not grow, or does not grow rapidly enough, the competitive pressures in our industry could cause us to lose market share unless we increase our expenditures or reduce our prices, which would adversely impact our operating results.  Moreover, the nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner (more fully detailed below).  These factors, along with others, may result in significant shifts in market share among the industry's major participants, including us.  Accordingly, if we are unable to effectively differentiate ourselves from our competitors then our market share, sales and profitability could be adversely impacted through increased expenditures or decreased prices.

Our future financial performance will depend in part on the successful introduction of new products into the marketplace on a cost-effective basis.

Our future financial performance will depend in part on our ability to influence, anticipate, identify and respond to changing consumer preferences and needs. We can provide no assurances that our new products will achieve the same degree of success as in the past. We may not correctly anticipate or identify trends in consumer preferences or needs, or may identify them later than competitors do. In addition, difficulties in manufacturing or in obtaining regulatory approvals may delay or prohibit introduction of new products into the marketplace. Further, we may not be able to develop and produce new products at a cost that allows us to meet our goals for profitability. Warranty claims and service costs relating to our products may be greater than anticipated, and we may be required to devote significant resources to address any quality issues associated with our new products, which could reduce the resources available for further new product development and other matters.   In addition, the introduction of new products may also cause customers to defer purchases of existing products.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets.  The credit and capital markets experienced extreme volatility and disruption over the past several years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending.  These recessionary conditions caused customers to reduce, modify, delay or cancel plans to purchase our products and services.  If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care.

Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2011 by approximately $79 million.  Market volatility and disruption could cause further declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.

Our business is significantly dependent on major contracts with GPOs and integrated delivery networks (“IDNs”).

A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital GPOs.  At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements.  Failure to be included in certain of these agreements could have a material adverse effect on our business, including capital and rental revenues.

The contracting practices of GPOs change frequently to meet the needs of their member hospitals.  GPOs often offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program.  Participation by us in such programs may require increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs may result in a reduction of sales to the member hospitals.  In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions. This presents an opportunity to have more contracts directly with customers, but these customers may request additional discounts or other enhancements.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenues. In particular, our results of operations have been and could be further adversely affected by high prices for metals, fuel, plastics and other petroleum based products.  We also procure several raw materials and sub-assemblies from single suppliers.

Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. Although we have to some extent historically been able to offset such rising costs with increases in the prices of our products or other productivity gains, there can be no assurance that the market place will support higher prices or that such prices and productivity gains will fully offset any commodity price increases in the future. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions may result in increased price volatility, potentially adversely impacting our profitability.

Our dependency upon regular deliveries of supplies from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. Several of the raw materials and sub-assemblies used in the manufacture of our products currently are procured only from a single source. If any of these sole-source suppliers were unable or unwilling to deliver these materials for an extended period of time we may not be able to manufacture one or more products for a period of time, and our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs. Difficulties in the credit markets could adversely affect our suppliers’ access to capital and therefore their ability to continue to provide an adequate supply of the materials we use in our products.

The majority of our products are manufactured at a single facility or location, and the loss of one or more of these facilities or locations could prevent us from manufacturing all the various products we sell.

We manufacture the majority of our products in only a single facility or location.  If an event occurred that resulted in material damage to one or more of these manufacturing facilities or otherwise prevented us from fully utilizing their manufacturing capabilities, we may be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all.  This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies.  Such an event would materially negatively impact our financial condition, results of operation and cash flows.

Our international sales and operations are subject to risks and uncertainties that vary by country which could have a material adverse effect on our business and/or results of operations.

International sales accounted for approximately 31 percent of our net sales in fiscal 2011. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the U.S.  As a result, our international sales, as well as our sales in the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.  In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities to initiate various austerity measures to control healthcare spending.

We are currently in the process of upgrading our Information Technology platform.

We utilize a company-wide information technology (“IT”) platform that is currently in the process of being upgraded.  This IT platform is integrated into substantially all of our company-wide operations, and materially impacts our manufacturing, sales, accounting and other back-office functionality.  We may not successfully complete our current upgrade without diverting internal company resources from their current tasks, or hiring contractors. In addition, deployment of our upgrade may also adversely affect our sales, operating performance and the performance or reliability of our existing IT platform during the transition period.  If we are unable to effectively manage the IT upgrade process, our future operating performance or cost structure may be negatively impacted.

Our agreements with Hillenbrand, Inc. entered into in connection with the 2008 spin-off of our funeral services business may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

Certain agreements related to the separation of Hillenbrand, Inc. from us in 2008, including the Distribution Agreement, Judgment Sharing Agreement, Tax Sharing Agreement, Shared Services Agreements and Transitional Services Agreements, were prepared in the context of the separation and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of these agreements relate to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations between us and Hillenbrand, Inc.

Unfavorable outcomes related to uncertain tax positions could result in significant tax liabilities.

We have recorded tax benefits related to various uncertain tax positions taken or expected to be taken in a tax return. While we believe our positions are appropriate, the Internal Revenue Service (“IRS”), state or foreign tax authorities could disagree with our positions, resulting in a significant tax payment.

We are also involved on an ongoing basis in claims, lawsuits and governmental proceedings relating to our operations, as well as product liability or other liability claims that could expose us to adverse judgments or could affect the sales of our products.

We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Amongst other claims, we are, from time to time, a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. It is possible that we will receive adverse judgments in such lawsuits, and any such adverse judgments could be material. Although we do carry insurance with respect to such matters, this insurance is subject to varying deductibles and self-insured retentions and may not be adequate to cover the full amount of any particular claim. In addition, any such claims could negatively impact the sales of products that are the subject of such claims or other products.

In addition, we are currently involved in a number of claims, lawsuits and governmental investigations more thoroughly described in Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.  The ultimate outcome of the various claims, lawsuits and governmental investigations in which we are involved cannot be predicted with certainty but could have a material adverse effect on our financial condition, results of operations and cash flow.

We may not be able to grow if we are unable to successfully acquire and integrate, or form business relationships with, other companies.

We expect to grow our business in the future through mergers, acquisitions and other similar business arrangements.  We may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing on acceptable terms. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions. Additionally, we may not be successful in our integration efforts or fully realize expected benefits from the integration.  Our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments which could result in significant charges in our Statements of Consolidated Income (Loss).

We may not be able to attract, retain and develop key personnel.

Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel, and as competition for such personnel is intense, there can be no assurance that we can do so in the future.

A portion of our workforce is unionized, and we could face labor disruptions that would interfere with our operations.

Approximately 9 percent of our employees as part of our logistics and manufacturing operations in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 14 percent of our employees. The collective bargaining agreement at our primary U.S. manufacturing facility will expire in January 2013. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES

The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Cary, North Carolina; St. Paul, Minnesota; Sydney, Australia; and Singapore, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description	Primary Use

Acton, MA	Light manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration

Batesville, IN	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration

Cary, NC	Development facilities Office facilities	Development of health care equipment Administration

Charleston, SC	Development and distribution facilities Office facilities	Development and distribution of medical devices Administration

Chicago, IL	Office facilities	Administration

St. Paul, MN	Office facilities	Administration

Pluvigner, France	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of health care equipment Administration

Montpellier, France	Manufacturing and development facilities	Manufacture and development of medical devices

Sydney, Australia	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration

Monterrey, Mexico	Manufacturing facilities	Manufacture of health care equipment

Lulea, Sweden	Manufacturing, development and distribution facilities Office facilities	Manufacture and development of safe mobility and handling solutions Administration

Singapore	Manufacturing and development facilities Office facilities	Manufacture and development of health care equipment Administration

In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the U.S., Canada, Western Europe, Mexico, Australia, Middle East and the Far East.

Item 3. LEGAL PROCEEDINGS

See Note 14 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4. RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 7, 2011 was $33.66 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Years Ended September 30
	2011			2010
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$43.80	$35.49	$0.1025	$24.18	$19.59	$0.1025
March 31	$44.00	$34.89	$0.1025	$27.67	$23.37	$0.1025
June 30	$47.19	$37.92	$0.1125	$32.76	$27.43	$0.1025
September 30	$48.80	$26.90	$0.1125	$35.89	$28.65	$0.1025

Holders

As of November 7, 2011, there were approximately 19,500 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971.  We intend to continue to pay quarterly cash dividends comparable to those paid since the spin-off of our funeral services business on April 1, 2008.  Our ability to pay cash dividends is limited by covenants contained in the Distribution Agreement entered into with Hillenbrand, Inc. in connection with the spin-off.  Specifically, until the antitrust litigation to which we are a party with Hillenbrand, Inc. is resolved, in accordance with the Distribution Agreement we are prohibited from paying regular quarterly cash dividends in excess of $0.1025 per share and from incurring indebtedness to finance the payment of any extraordinary cash dividend without the approval of Hillenbrand Inc.  During fiscal 2011, we received a waiver from Hillenbrand, Inc. in accordance with the Distribution Agreement to increase our quarterly dividend to $0.1125 through fiscal 2012.

Issuer Purchases of Equity Securities

Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased (1)	per Share	Programs (2)	or Programs (2)

July 1, 2011 - July 31, 2011	-	$-	-	3,480,000
August 1, 2011 - August 31, 2011	1,500,000	30.21	1,500,000	1,980,000
September 1, 2011 - September 30, 2011	-	-	-	-
Total	1,500,000	$30.21	1,500,000	1,980,000

(1)	All shares purchased during the quarter ended September 30, 2011 were in connection with the share repurchase program discussed below.

(2)
 In May 2011, the Board approved an expansion of its previously announced share repurchase authorization by 3 million shares, bringing the total number of shares available for repurchase to 28.7 million shares.  As of September 30, 2011, a cumulative total of 26.7 million shares have been repurchased under this existing authorization, which does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph

The following graph compares the return on our common stock (as Hillenbrand Industries, Inc. through March 31, 2008) with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and our Peer Group* for the five years ended September 30, 2011. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2006 and that all dividends were reinvested.  The spin-off of our funeral services business at March 31, 2008 was treated as a reinvestment of a special dividend effective April 1, 2008 pursuant to SEC rules.  The special dividend was based on the value of one share of Hillenbrand, Inc. (the holding company for the funeral services business) which was distributed as part of the spin-off.

	2006	2007	2008	2009	2010	2011
HRC (HB through March 31, 2008)	$100	$98	$103	$76	$127	$107
S & P 500	100	114	87	79	85	85
Peer Group	100	120	113	106	132	128

	April 1, 2008	September 30, 2008	March 31, 2009	September 30, 2009	March 31, 2010	September 30, 2010	March 31, 2011	September 30, 2011
HRC	$100	$115	$38	$85	$107	$142	$145	$120
S & P 500	100	85	58	77	85	83	95	83
Peer Group	100	97	69	91	112	114	129	110

*
For purposes of the Stock Performance Graphs above, our Peer Group is comprised of: Alere Inc.; C.R. Bard, Inc.; Conmed Corporation; DENTSPLY International Inc.; Edwards Lifesciences Corporation; Hospira, Inc.; Invacare Corporation; Integra Lifesciences Holdings Corporation; Kinetic Concepts, Inc.; Mettler-Toledo International Inc.; PerkinElmer, Inc.; ResMed Inc.; STERIS Corporation; The Cooper Companies, Inc.; and Varian Medical Systems, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 6, 2012, and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. Statement of Consolidated Income (Loss) data reflects our consolidated results on a continuing operations basis with the results of our former funeral services business reflected as discontinued operations for all periods presented. Balance sheet and cash flow data, for periods prior to consummation of the spin-off of the funeral services business at the end of the second fiscal quarter of 2008, have not been adjusted. Also see Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

	2011	2010	2009	2008	2007
	(In millions except per share data)

Net revenues	$1,591.7	$1,469.6	$1,386.9	$1,507.7	$1,356.5
Income (loss) from continuing operations	$133.5	$126.0	$(405.0)	$67.1	$70.4
Income from discontinued operations	$-	$-	$-	$48.7	$120.2
Net income (loss) attributable to common shareholders	$133.3	$125.3	$(405.0)	$115.8	$190.6
Income (loss) attributable to common shareholders per share
from continuing operations - Diluted	$2.09	$1.97	$(6.47)	$1.07	$1.13
Income per share from discontinued operations - Diluted	$-	$-	$-	$0.78	$1.94
Net income (loss) attributable to common shareholders per share - Diluted	$2.09	$1.97	$(6.47)	$1.85	$3.07
Total assets	$1,299.1	$1,245.6	$1,232.6	$1,689.9	$2,117.0
Long-term obligations	$50.8	$98.5	$99.7	$100.3	$349.0
Cash flows from operating activities	$222.5	$139.8	$225.7	$270.5	$285.3
Capital expenditures	$68.9	$64.7	$63.9	$102.6	$135.2
Cash dividends per share	$0.43	$0.41	$0.41	$0.78	$1.14

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

Key Factors Impacting Our Business

Industry-wide Demand.  We believe that over the long term, overall patient and provider demand for health care products and services will continue to grow as a result of a number of factors, including an aging population, longer life expectancies, greater access to medical insurance through government regulation and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. In contrast, however, health care providers across the care continuum are under continued pressure to improve efficiency and control costs, possibly reducing demand for our products and services. Economic pressures have caused some governmental authorities to initiate various austerity measures to control healthcare spending.  This may also impact demand for our products. Although we believe that industry demand will increase over time, a lack of demand growth could impact our ability to grow revenues.

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

Increasing Operational Efficiency.  We have and will continue to undertake initiatives to improve our operating efficiency, including business realignments, employee reductions in force, product rationalizations and continuous improvement activities in our manufacturing facilities and back office functions. While we have started to realize the efficiencies of these actions and we believe our operating expenses and margins will continue to be positively impacted, these activities may not produce the full efficiency and cost reduction benefits we expect, in a timely fashion or at all.

Patient and Caregiver Safety and Quality. An increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, caregiver shortages, worker related injuries, the aging workforce and other staffing requirements have led to increasing emphasis on caregiver injury prevention.  Several pieces of legislation have been enacted over the past few years to address these areas including the "pay for performance" initiative by the Centers for Medicare and Medicaid Services ("CMS") which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. During fiscal 2008, CMS issued and put into effect its Final Rule for inpatient payment, a continuation in the agency's efforts to align reimbursement more closely with cost of care and severity of illness. Within this measure, hospitals may experience reduced reimbursement for hospital acquired adverse events, making a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above can be mitigated in part by our technologies, processes and services. We are well positioned to benefit from the emphasis being placed on patient safety due to our strong clinical capabilities, products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings.

Related to caregiver safety, certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals.  In the U.S. several states have enacted or introduced legislation and, most recently, The Nurse and Health Care Worker Protection Act of 2009 was introduced in Congress aimed at eliminating manual patient lifts and transfers.  We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback.  Overall increasing emphasis on patient and caregiver safety and quality could increase demand for our products and services.

GPO and IDN Contracts. A majority of our North American hospital sales and rentals are made pursuant to contracts with GPOs and IDNs. These groups strive to achieve significant health care savings for their members by aggregating buying volume and negotiating for the best value in their purchase of medical devices and other supplies and services.  At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring agreements.  These contracts are competitive and are generally terminable on short notice.  The loss of a sole-source agreement or change of an agreement from sole or dual to multi-source agreement could have a significant impact on our revenues.  In addition, some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors, thereby, potentially negatively impacting our gross margins.

Use of Non-GAAP Financial Measures

The accompanying consolidated financial statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  We provide adjusted income before income taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.

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

RESULTS OF OPERATIONS

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Years Ended September 30
		% of Related		% of Related		% of Related
	2011	Revenues	2010	Revenues	2009	Revenues
Net Revenues
Capital sales	$1,119.0	70.3%	$996.6	67.8%	$921.5	66.4%
Rental revenues	472.7	29.7%	473.0	32.2%	465.4	33.6%
Total Revenues	1,591.7	100.0%	1,469.6	100.0%	1,386.9	100.0%
Gross Profit
Capital sales	512.2	45.8%	448.0	45.0%	365.8	39.7%
Rental revenues	269.1	56.9%	268.6	56.8%	262.1	56.3%
Total Gross Profit	781.3	49.1%	716.6	48.8%	627.9	45.3%
Research and development expenses	63.8	4.0%	58.3	4.0%	55.7	4.0%
Selling and administrative expenses	502.0	31.5%	474.6	32.3%	461.6	33.3%
Litigation charge (credit)	47.3	3.0%	(21.2)	-1.4%	-	-
Impairment of goodwill and other intangibles	-	-	-	-	472.8	34.1%
Special charges	1.4	0.1%	13.2	0.9%	20.5	1.5%
Operating Profit (Loss)	166.8	10.5%	191.7	13.0%	(382.7)	-27.6%
Other income (expense), net	(7.1)	-0.4%	(8.8)	-0.6%	3.9	0.3%
Income (Loss) Before Income Taxes	159.7	10.0%	182.9	12.4%	(378.8)	-27.3%
Income tax expense	26.2	1.6%	56.9	3.9%	26.2	1.9%
Net Income (Loss)	133.5	8.4%	126.0	8.6%	(405.0)	-29.2%
Less: Net income attributable to noncontrolling interest	0.2	-	0.7	-	-	-
Net Income (Loss) Attributable to Common Shareholders	$133.3	8.4%	$125.3	8.5%	$(405.0)	-29.2%

Net Income (Loss) Attributable to Common Shareholders
per Common Share - Diluted	$2.09		$1.97		$(6.47)

Note: Certain percentage amounts may not add due to rounding.

Fiscal Year Ended September 30, 2011 Compared to Fiscal Year Ended September 30, 2010

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenues
	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$1,119.0	$996.6	12.3	10.8
Rental revenues	472.7	473.0	(0.1)	(0.6)
Total Revenues	$1,591.7	$1,469.6	8.3	7.2

Capital sales increased across all three segments, led by an 18.0 percent increase in North America Acute Care where patient support systems sales increased 28.1 percent on higher volumes and improved hospital capital spending.  On a reported basis international capital sales were up, but on a constant currency basis sales were essentially flat as volume growth in Latin America was offset by declines in the Middle East, Asia-Pacific and Europe.

Rental revenues were consistent with the prior year.  Growth in respiratory care revenues and the effects of favorable foreign exchange rates were offset by volume declines in the first part of the year due to a weaker influenza season compared to 2010, which impacted both our therapy rental and moveable medical equipment businesses.

Gross Profit
	Years Ended September 30
			Percentage
(Dollars in millions)	2011	2010	Change
Gross Profit
Capital sales	$512.2	$448.0	14.3
Percent of Related Revenues	45.8%	45.0%

Rental revenues	$269.1	$268.6	0.2
Percent of Related Revenues	56.9%	56.8%

Total Gross Profit	$781.3	$716.6	9.0
Percent of Related Revenues	49.1%	48.8%

Capital sales gross profit increased 14.3 percent on higher volumes while gross margin increased by 80 basis points, primarily due to improved geographic and product mix and slightly improved costs on a full year basis.  Fiscal 2011 gross margin also included a $2.6 million warranty charge for two product retrofits.

Rental revenue gross profit was essentially flat and gross margin was also relatively unchanged.  In fiscal 2011, a gain of 2.3 million was recognized in connection with a vendor’s product recall.  Absent such gains, gross margins would have declined due to slight increases in depreciation and field service costs on flat revenues.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2011	2010	Change

Research and development expenses	$63.8	$58.3	9.4
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$502.0	$474.6	5.8
Percent of Total Revenues	31.5%	32.3%

Litigation charge (credit)	$47.3	$(21.2)	n/a

Special charges	$1.4	$13.2	(89.4)

Interest expense	$(8.5)	$(8.7)	(2.3)
Investment income	$2.0	$2.3	(13.0)
Other	$(0.6)	$(2.4)	(75.0)

Research and development expenses increased 9.4 percent as part of management’s focus to increase investment in new product development.  While selling and administrative expenses grew in aggregate, as a percentage of sales the expenses decreased by 80 basis points.  The increase in expense resulted from increases in legal costs for litigation and patent related matters, costs associated with the upgrade of our information technology platform, increases in selling expenses led by higher commissions on the increased sales, higher variable compensation costs and the unfavorable impact of foreign exchange rates.  In addition, selling and administrative expenses in fiscal 2011 included approximately $3 million of costs related to community donations and severance. Those higher costs were partially offset by lower marketing costs and improved employee benefit rates year-over-year.

During fiscal 2011, we recorded a litigation charge of $42.3 million in conjunction with reaching an agreement to settle a United States Office of Inspector General’s (“OIG”) investigation.  During the fourth quarter of fiscal 2011, we also reached a settlement with Freedom Medical, Inc. with respect to an antitrust matter resulting in a litigation charge of $5.0 million.  During fiscal 2010, we reversed a $21.2 million litigation accrual as the statute of limitations expired for any additional claims to be filed from those plaintiffs that opted out of the fiscal 2005 Spartanburg antitrust settlement.

During fiscal 2011, we recorded special charges of a net $1.4 million primarily related to a combination of severance activities associated with our 2010 restructuring activities and additional write downs of assets held for sale related to our aviation assets.  During fiscal 2010, we took restructuring actions and recorded an asset write down charge of $3.9 million related to our aviation assets. Two separate restructuring actions resulted in the elimination of approximately 260 positions and cumulative special charges of $9.3 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance was completed by the end of our 2011 fiscal year with the remainder to be paid in fiscal 2012.

GAAP and Adjusted Earnings
	Years Ended September 30
	2011			2010

(Dollars in millions, except for per share amounts)	Income Before Income Taxes and NCI*	Income Tax Expense*	Diluted EPS	Income Before Income Taxes and NCI	Income Tax Expense	Diluted EPS*

GAAP Earnings	$159.7	$26.2	$2.09	$182.9	$56.9	$1.97
Adjustments:
Litigation charge (credit)	47.3	14.2	0.52	(21.2)	(8.3)	(0.20)
Vendor product recall	(2.3)	(0.9)	(0.02)	-	-	-
Special charges	1.4	0.5	0.01	13.2	5.0	0.13
Acquisition and integration costs	1.0	0.4	0.01	-	-	-
Recognition of previously unrecognized tax attributes	-	21.5	(0.34)	-	-	-
Gain on sale of non-strategic assets	-	-	-	-	1.7	(0.03)
Tax settlement	-	-	-	-	6.5	(0.10)

Adjusted Earnings	$207.2	$61.8	$2.27	$174.9	$61.8	$1.76

* May not add due to rounding.

The tax rate for fiscal 2011 was 16.4 percent compared to 31.1 percent in the prior year.  The effective rates for both fiscal 2011 and 2010 were favorably impacted by the recognition of discrete period tax benefits.  The lower rate in 2011 is due primarily to the fourth quarter recognition of $21.5 million of previously unrecognized tax benefits associated predominantly with international operating loss carryforwards, as well as increased earnings in lower tax rate jurisdictions and the reinstatement of the research and development tax credit.  The effective tax rate for 2010 was favorably impacted by the resolution of an income tax matter with the IRS of $6.5 million.

The adjusted effective tax rates were 29.8 and 35.3 percent for fiscal years 2011 and 2010.  The lower rate in 2011 is due primarily to the benefit of increased earnings in lower tax rate jurisdictions as well as the reinstatement of the research and development tax credit.  For fiscal 2011, we entered the year with no allowable credit, but its reinstatement in the first quarter allowed for a full year’s benefit in 2011 as well as required a retroactive “catch up” of previously unrecognized credits.  For fiscal 2010, the credit had expired at the end of our first quarter.

Net income attributable to common shareholders was $133.3 million in fiscal 2011.  On an adjusted basis, net income attributable to common shareholders increased $32.8 million, representing an increase of 29.2 percent.  Diluted earnings per share increased 6.1 percent to $2.09 and on an adjusted basis increased 29.0 percent to $2.27.

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

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$981.0	$875.8	12.0	11.6
North America Post-Acute Care	209.1	205.7	1.7	1.7
International	401.6	388.1	3.5	0.1
Total revenues	$1,591.7	$1,469.6	8.3	7.2

Divisional income:
North America Acute Care	$227.3	$177.8	27.8
North America Post-Acute Care	43.3	46.0	(5.9)
International	27.9	29.9	(6.7)
Corporate expenses	(83.0)	(70.0)	18.6
Total divisional income	$215.5	$183.7	17.3

North America Acute Care

North America Acute Care capital sales increased 18.0 percent, the result of higher volumes in nearly all product categories led by our patient support systems, which increased 28.1 percent.  Information technology and patient lifting products also posted solid gains.  Rental revenues decreased slightly due primarily to a decline in rentals in the first part of the year driven by a weaker influenza season compared to the prior year, which impacted both our therapy rental and moveable medical equipment businesses.

North America Acute Care divisional income increased significantly due to the increase in capital gross profit resulting from higher volumes and favorable product mix experienced during the year, partially offset by the cost of product retrofits.  Rental gross profit was down slightly on the lower revenues, but rental margins were consistent with the prior year despite slightly higher field service costs and depreciation due to a $2.3 million gain recognized in connection with a vendor’s product recall.  Operating expenses were slightly higher primarily as a result of new product investments and increased variable compensation, including commissions.

North America Post-Acute Care

North America Post-Acute Care capital sales increased 1.5 percent, which benefited from double-digit growth in our respiratory care business partially offset by a decline in sales within our extended care business.  Rental revenues increased 1.7 percent driven by an increase in rental volumes of The Vest® respiratory care system.  This favorability was partially offset by lower rentals in both our extended care and home care businesses.  Capital and rental products in this segment are both experiencing some pricing pressure.

North America Post-Acute Care divisional income declined due to higher operating expenses related to investments in our sales channels and new products, accompanied by a decline in gross profit resulting from higher depreciation and field service costs and increasing price pressures.

International

International capital sales increased 3.3 percent and were flat on a constant currency basis as volume growth in Latin America was offset by declines in the Middle East, Asia-Pacific and Europe.  Rental revenues increased 4.9 percent and 1.5 percent on a constant currency basis.  The increase in rental revenues was primarily the result of a recent bariatric product introduction in Europe.

International gross profit increased due to favorable foreign exchange impacts and improved rental gross margin rates on flat costs, despite the costs of product retrofits.  However, divisional income declined due to increased operating expenses related to investments in new product development, severance and infrastructure costs and the effect of unfavorable foreign exchange rates.

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Consolidated Results of Operations

Net Revenues
	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
Capital sales	$996.6	$921.5	8.1	7.2
Rental revenues	473.0	465.4	1.6	1.2
Total Revenues	$1,469.6	$1,386.9	6.0	5.1

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

Gross Profit
	Years Ended September 30
			Percentage
(Dollars in millions)	2010	2009	Change
Gross Profit
Capital sales	$448.0	$365.8	22.5
Percent of Related Revenues	45.0%	39.7%

Rental revenues	$268.6	$262.1	2.5
Percent of Related Revenues	56.8%	56.3%

Total Gross Profit	$716.6	$627.9	14.1
Percent of Related Revenues	48.8%	45.3%

Consolidated gross profit increased 14.1 percent and increased as a percentage of revenue 350 basis points.

Capital sales gross profit increased 22.5 percent and gross margin (as a percentage of revenues) for capital sales increased 530 basis points.  The gross margin increase was primarily due to an improved mix towards higher margin products, modestly improved pricing, favorable material costs and several productivity initiatives executed over the past two years.  In addition, fiscal 2009 included a charge of $4.8 million for performance issues associated with a discontinued product and a non-recurring charge of $2.9 million related to the acquisition accounting step-up of acquired Liko inventories sold during fiscal 2009.

Rental revenue gross profit increased 2.5 percent while gross margin (as a percentage of revenues) increased only slightly.  The slight increase in gross margin is due mainly to continued leverage and cost improvements within our field service network.

Other
	Years Ended September 30
			Percentage
(Dollars in millions)	2010	2009	Change

Research and development expenses	$58.3	$55.7	4.7
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$474.6	$461.6	2.8
Percent of Total Revenues	32.3%	33.3%

Litigation credit	$(21.2)	$-	n/a

Impairment of goodwill and other intangibles	$-	$472.8	n/a
Special charges	$13.2	$20.5	(35.6)

Gain on sale of non-strategic assets	$-	$10.2	n/a
Interest expense	$(8.7)	$(10.4)	(16.3)
Investment income	$2.3	$2.9	(20.7)
Other	$(2.4)	$1.2	(300.0)

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

During 2010, we reversed a $21.2 million litigation accrual as the statute of limitations expired for any additional claims to be filed from those plaintiffs that opted out of the fiscal 2005 Spartanburg antitrust settlement.  Partially offsetting this reversal were restructuring actions and an asset write down charge of $3.9 million related to our aviation assets.  Two separate restructuring actions resulted in the elimination of approximately 260 positions and cumulative special charges of $9.3 million primarily related to severance and other benefits provided to affected employees.  The majority of the cash expenditures associated with the severance was completed by the end of our 2011 fiscal year with the remainder to be paid in fiscal 2012.

During fiscal 2009, we recorded a charge of $472.8 million related to the impairment of goodwill and other intangibles as a result of the decline in our market capitalization during the second quarter related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results. The significance of the charge was reflective of the significant value in our unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists which reduce the value of our implied goodwill when calculating the impairment charge. There could be an additional adjustment of this charge upon the finalization of claims related to the provisions contained in the purchase agreement associated with the Liko Acquisition, with any such adjustment expected to be favorable and not material.

The decline in interest expense resulted from lower interest rates and lower outstanding debt.  Investment income decreased as well despite a larger cash balance period over period, similarly due to lower interest rates.

GAAP and Adjusted Earnings
	Years Ended September 30
	2010			2009
	Income Before Income Taxes and NCI
(Dollars in millions, except for per share amounts)		Income Tax Expense	Diluted EPS*	Loss Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings (Loss)	$182.9	$56.9	$1.97	$(378.8)	$26.2	$(6.47)
Adjustments:
Litigation credit	(21.2)	(8.3)	(0.20)	-	-	-
Tax settlement	-	6.5	(0.10)	-	-	-
Gain on sale of non-strategic assets	-	1.7	(0.03)	(10.2)	(2.0)	(0.13)
Special charges	13.2	5.0	0.13	20.5	7.7	0.20
Impairment of goodwill and other intangibles	-	-	-	472.8	2.2	7.52
Effect of Liko inventory valuation	-	-	-	2.9	0.8	0.03
Acquisition integration charges	-	-	-	2.3	0.8	0.02

Adjusted Earnings	$174.9	$61.8	$1.76	$109.5	$35.7	$1.18

* May not add due to rounding.

The tax rate for the fiscal year ended September 30, 2010 was 31.1 percent compared to a negative 6.9 percent in fiscal 2009.  The effective rates for fiscal 2010 and 2009 were favorably impacted by the discrete tax benefits associated with the sale of non-strategic assets and the utilization of previously unrecognized capital loss carry forwards.  The effective tax rate for 2010 was also favorably impacted by the recognition of previously unrecognized tax benefits associated with the resolution of an income tax matter with the IRS during the second quarter of $6.5 million and other items in the fourth quarter upon the expiration of various statutes of limitations.  The effective tax rate for fiscal 2009 was impacted by the significant non-cash intangible impairment charge and the lack of deductibility of this charge for income tax purposes, along with the catch up related to the retroactive reinstatement of the research and development credit.

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

Business Segment Results of Operations

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2010	2009	As Reported	Currency
Revenues:
North America Acute Care	$875.8	$826.7	5.9	5.3
North America Post-Acute Care	205.7	200.8	2.4	2.4
International	388.1	359.4	8.0	6.4
Total revenues	$1,469.6	$1,386.9	6.0	5.1

Divisional income:
North America Acute Care	$177.8	$118.1	50.6
North America Post-Acute Care	46.0	41.7	10.3
International	29.9	10.3	190.3
Corporate expenses	(70.0)	(59.5)	17.6
Total divisional income	$183.7	$110.6	66.1

North America Acute Care

North America Acute Care capital sales increased 7.6 percent, while rental revenues increased 2.3 percent.  The increase in capital sales was due mainly to higher volumes in most major product categories, led by our patient support systems, including the launch of our Advanta™ 2 med-surg bed, and modestly favorable pricing.  Partially offsetting this favorability was the divestiture of certain non-strategic health information technology product lines, which generated revenues of $11.7 million during fiscal 2009.  Rental revenues reflect higher therapy rental revenues from continued growth of our Envision® and P500 therapy wound care surfaces.  In addition, rentals of moveable medical equipment increased due to a stronger influenza season in fiscal 2010 and we also realized an increase in bariatric frame rentals.

North America Acute Care divisional income increased primarily due to increases in total gross profit.  The increase in total gross profit was driven by the increase in revenue and margin improvements from modestly favorable pricing, product mix, favorable material costs and several productivity initiatives.  In addition, the prior year included a charge of $4.8 million related to performance issues associated with a discontinued product and the acquisition accounting step-up of acquired Liko inventories sold of $2.9 million.  Selling and administrative costs were consistent year-over-year as the effects of cost improvement initiatives, including previously announced headcount actions, were offset by increases in performance based compensation and administrative costs related to the joint venture with Encompass.

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

International

International capital sales increased 9.6 percent, 7.9 percent on a constant currency basis.  The increase was driven by volume growth in the Middle East, Latin America and Asia.  Rental revenues decreased 1.1 percent and 2.2 percent on a constant currency basis.  The decline in rental revenue was due to a rationalization of unprofitable business and other volume decreases in Europe.

International divisional income improved compared to prior year due to increases in gross profit partially offset by increases in operating expenses.  The increase in gross profit was the result of the increased revenue, favorable product and geographic mix, favorable material costs and several productivity initiatives.  Operating expenses increased related to increased selling and marketing efforts to support our long-term growth strategies.  In addition, the increase was impacted by $3.3 million related to the unfavorable impact of foreign exchange rates on costs.

LIQUIDITY AND CAPITAL RESOURCES
	Years Ended September 30
(Dollars in millions)	2011	2010	2009
Cash Flows Provided By (Used In):
Operating activities	$222.5	$139.8	$225.7
Investing activities	(78.0)	(38.2)	(234.2)
Financing activities	(101.9)	(87.4)	(45.3)
Effect of exchange rate changes on cash	(2.5)	(0.3)	2.7
Increase (Decrease) in Cash and Cash Equivalents	$40.1	$13.9	$(51.1)

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

Operating Activities

Our cash flows from operations during fiscal 2011 were driven by net income, adjusted by non-cash expenses related to depreciation and amortization, stock compensation and deferred taxes.  These net sources of cash were partially offset by the payout of our performance-based compensation and restructuring accruals related to our 2010 fiscal year.  Cash flows from changes in working capital were relatively flat during fiscal 2011 with improvements in inventories and other assets/liabilities offset by higher receivables on increased fourth quarter sales and lower accounts payable.

The increase in fiscal 2011 operating cash flows was due to improved financial performance, along with the timing of tax payments as well as lower pension contributions in the current year. Partially offsetting this improvement was the payment of $47.3 million in litigation settlements in the fourth quarter of 2011, increased year-end receivables from higher fourth quarter sales and higher payouts of performance-based compensation in fiscal 2011.

Fiscal 2010 cash flows from operations were driven primarily by net income, adjusted by non-cash expenses related to depreciation and amortization, stock compensation, deferred taxes and the release of a $21.2 million reserve related to a litigation credit. Uses of cash included $52.3 million of pension funding, increased income tax payments on higher net income and the settlement of prior year tax audits, and investments in inventory to meet our increasing backlog position.  In addition, while our receivables were up year-over-year, our days sales outstanding were down six days from fiscal 2009.

The reduction in fiscal 2010 operating cash flows from fiscal 2009 was largely driven by the higher collection of year-end receivables in 2009 following record sales levels during the fourth quarter of fiscal 2008, fiscal 2010 investments in inventories to support higher revenue trends, increased pension contributions and the timing of tax payments related to both higher income levels in 2010 and settlements of prior year tax audits.

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

Investing Activities

Our use of investing cash flows during fiscal 2011 was driven primarily by capital expenditures and to a lesser extent our acquisition of two Liko distributors.

The increase in net cash used in investing activities compared to fiscal 2010 was primarily due to lower proceeds received from the sale or calls of our auction rate securities, higher business acquisition payments and capital expenditures in fiscal 2011.

In fiscal 2010, our receipt of proceeds from the sale of a portion of our auction rate securities was more than offset by our cash used in investing activities related to capital expenditures and an investment in a joint venture.  The change in net cash used in investing activities from fiscal 2009 to fiscal 2010 was driven by our fiscal 2009 acquisition of Liko.  In addition, in 2010 we received $29.2 million more in proceeds from auction rate securities than in fiscal 2009, while 2009 included $11.9 million of proceeds on the disposition of non-strategic assets.

Financing Activities

In fiscal 2011, our use of cash for financing activities was primarily driven by $110.0 million related to share repurchases in the open market and $27.0 million of dividend payments to our shareholders, along with the purchase of the remaining interest in a former joint venture.  These uses of cash were partially offset by cash proceeds from stock option exercises and other stock issuances under our employee stock purchase plan.  Our higher use of cash from financing activities in fiscal 2011 compared to fiscal 2010 was due primarily to an increase in stock repurchases. Also impacting the variance was the purchase of the noncontrolling interest in our joint venture, offset by significant debt repayments in fiscal 2010 and higher proceeds from stock option exercises in fiscal 2011.

Our use of cash for financing activities during fiscal 2010 consisted mainly of a $45.0 million payment on our revolving credit facility, $34.5 million related to our share repurchases in the open market and $25.8 million in dividend payments to our shareholders. These uses of cash were partially offset by cash proceeds from stock option exercises. Our change in use of cash in 2010 compared to fiscal 2009 was due to higher debt repayments and share repurchases, offset partially by cash provided from increased stock option exercises in 2010.

Net cash used for financing activities during fiscal 2009 consisted mainly of $25.7 million related to the final payment of senior notes issued in 2004 and $25.6 million in dividend payments to our shareholders.

Our debt-to-capital ratio was 16.9, 17.6 and 24.9 percent at September 30, 2011, 2010 and 2009. The change from fiscal 2010 to fiscal 2011 was primarily due to higher net income, partially offset by share repurchases, which combined to produce higher shareholder’s equity.  The change from fiscal 2009 to fiscal 2010 was primarily due to the $45.0 million payment on our revolver and higher net income, which also improved shareholders’ equity.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of September 30, 2011, we held investment securities with a fair value of $11.1 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At September 30, 2011, we have recorded temporary unrealized losses totaling $1.3 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500 million five-year senior revolving credit facility. As of September 30, 2011, we had outstanding borrowings of $45.0 million and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.

We have $97.0 million of senior notes outstanding at various fixed rates of interest as of September 30, 2011.  Of the total amount, $49.5 million are classified as long-term and $47.5 million as short-term in the Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  As mentioned previously, during the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. At September 30, 2011, our latest measurement date, our pension plans were underfunded by approximately $79 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our primary pension plan in fiscal 2012.

As previously disclosed, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board.

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

During fiscal 2011, we repurchased 3.0 million shares of our common stock for $110.0 million in the open market.  As of September 30, 2011, 2.0 million shares remain available for purchase under our existing board authorization, which does not have an expiration date.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

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

Credit Ratings

For fiscal 2011, Standard and Poor’s Rating Services and Moody’s Investor Service provided a credit rating of BBB- and Baa3 with stable outlooks.

Other Uses of Cash

We expect capital spending in 2012 to be between $75 and $85 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2011:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt obligations	$98.3	$47.5	$0.3	$-	$50.5
Interest payments relating to long-term debt (1)	52.9	5.3	6.7	6.7	34.2
Information technology infrastructure (2)	33.0	11.0	22.0	-	-
Operating lease obligations	59.3	20.9	22.7	9.3	6.4
Pension and postretirement
health care benefit funding (3)	16.4	1.5	2.9	3.3	8.7
Purchase obligations (4)	29.6	17.7	11.8	0.1	-
Other long-term liabilities (5)	31.5	-	16.6	13.0	1.9
Total contractual cash obligations	$321.0	$103.9	$83.0	$32.4	$101.7

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)
We have a long term agreement with IBM to manage our global information technology environment that expires in September of 2014.  The expected aggregate cost from September 30, 2011 through the duration of the contract is $33.0 million.

(3)	Given the significant funding contribution made during fiscal 2011, we currently do not anticipate any further contributions to our master pension plan in fiscal 2012.

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

We also had commercial commitments related to standby letters of credit at September 30, 2011 of $7.7 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.  Also, we have an additional $19.7 million of other liabilities as of September 30, 2011, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

Provisions for doubtful accounts are recorded as a component of operating expenses and represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry. Receivables are generally reviewed on a pooled basis based on historical collection experience for each receivable type and are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

We entered into a Judgment Sharing Agreement with Hillenbrand, Inc. in conjunction with the 2008 spin-off of our funeral services business to allocate any potential liability that may arise with respect to certain antitrust litigation matters. We apply the same methodology as described in the immediate preceding paragraph in evaluating and accounting for the Judgment Sharing Agreement.

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Claims other than employment related matters have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence or per claim, depending upon the type of coverage and policy period. Outside insurance companies and third-party claims administrators establish individual claim reserves and an independent outside actuary provides estimates of ultimate projected losses, including incurred but not reported claims, which are used to establish reserves for losses. Claim reserves for employment related matters are established based upon advice from internal and external counsel and historical settlement information for claims and related fees, when such amounts are considered probable of payment.

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

The fair value of our reporting units in the first step of our impairment process requires significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium.  In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions.   There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them.  The use of different assumptions, estimates or judgments in either step of the process could materially increase or decrease the related impairment charge.

During the second quarter of fiscal 2009, as a result of the decline in our market capitalization related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, we recorded an impairment of goodwill and certain other intangibles.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 7.5 percent for fiscal 2011, 2010 and 2009. At September 30, 2011, we had pension plan assets of $217.3 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 4.6 percent in 2011, 5.1 percent in 2010 and 5.5 percent in 2009. The discount rate for our postretirement obligation may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $1.8 million to $2.0 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $8.1 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits.  The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $12 to $14 million in the next twelve months, excluding interest.

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

Inventory

We review the net realizable value of inventory on an ongoing basis, considering factors such as excess, obsolescence, and other items.  We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be sold at prices in excess of current carrying costs.  These estimates are based on historical experience and expected future trends.  If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write down inventory values and record an adjustment to cost of revenues.

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance applicable to us, see Note 1 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates, the impact of the current economic downturn, collection risk associated with our accounts and notes receivable portfolio, including the effects of various austerity measures initiated by some governmental authorities, and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At September 30, 2011, we had outstanding foreign exchange derivative contracts in notional amounts of $8.8 million with the fair value of these contracts approximating original contract value. The maximum length of time over which we hedge transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Income (Loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.

We hold auction rate securities, for which the market continues to experience liquidity issues. Due to the lack of liquidity, we have obtained guidance from our investment advisors as to the current fair value of our portfolio.  If current market conditions do not improve, or if they worsen, the result could be further temporary unrealized losses or impairments.  At September 30, 2011, we had $11.1 million remaining in auction rate securities.

Our pension plan assets, which were approximately $217 million at September 30, 2011, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2011 by approximately $79 million, an increase over the prior year based upon unfavorable asset performance and a decrease in the discount rate which increased the overall pension obligation. During the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. Continued market volatility and disruption could cause further declines in asset values and low interest rates could continue to keep our position obligation high.  Should such trends continue, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2011. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with the exception of the upgrade of our company-wide information technology platform.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer

/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2011, and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 16, 2011

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME (LOSS)
(Dollars in millions except per share data)

	Years Ended September 30
	2011	2010	2009
Net Revenues
Capital sales	$1,119.0	$996.6	$921.5
Rental revenues	472.7	473.0	465.4
Total revenues	1,591.7	1,469.6	1,386.9

Cost of Revenues
Cost of goods sold	606.8	548.6	555.7
Rental expenses	203.6	204.4	203.3
Total cost of revenues	810.4	753.0	759.0

Gross Profit	781.3	716.6	627.9

Research and development expenses	63.8	58.3	55.7
Selling and administrative expenses	502.0	474.6	461.6
Litigation charge (credit) (Note 14)	47.3	(21.2)	-
Impairment of goodwill and other intangibles (Note 4)	-	-	472.8
Special charges (Note 9)	1.4	13.2	20.5

Operating Profit (Loss)	166.8	191.7	(382.7)

Gain on sale of non-strategic assets (Note 3)	-	-	10.2
Interest expense	(8.5)	(8.7)	(10.4)
Investment income and other, net	1.4	(0.1)	4.1

Income (Loss) Before Income Taxes	159.7	182.9	(378.8)

Income tax expense (Note 10)	26.2	56.9	26.2

Net Income (Loss)	133.5	126.0	(405.0)

Less: Net income attributable to noncontrolling interest	0.2	0.7	-

Net Income (Loss) Attributable to Common Shareholders	$133.3	$125.3	$(405.0)

Net Income (Loss) Attributable to Common Shareholders
per Common Share - Basic	$2.11	$1.99	$(6.47)

Net Income (Loss) Attributable to Common Shareholders
per Common Share - Diluted	$2.09	$1.97	$(6.47)

Dividends per Common Share	$0.43	$0.41	$0.41

Average Common Shares Outstanding - Basic (thousands) (Note 11)	63,164	62,934	62,581

Average Common Shares Outstanding - Diluted (thousands) (Note 11)	63,899	63,739	62,581

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except share data)

	September 30
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$224.6	$184.5
Trade accounts receivable, less allowances of $26.7 in 2011 and $29.0 in 2010 (Note 1)	386.2	353.1
Inventories (Note 1)	95.6	108.5
Deferred income taxes (Notes 1 and 10)	42.9	40.4
Other current assets	42.4	52.7
Total current assets	791.7	739.2
Property, plant and equipment (Note 1)	819.6	805.0
Less accumulated depreciation	(596.8)	(561.3)
Property, plant and equipment, net	222.8	243.7
Investments and investment securities (Notes 1 and 6)	11.1	12.1
Intangible assets:
Goodwill (Notes 1 and 4)	87.2	81.1
Software and other, net (Note 1)	126.1	136.6
Deferred income taxes (Notes 1 and 10)	33.8	-
Other assets	26.4	32.9
Total Assets	$1,299.1	$1,245.6

LIABILITIES
Current Liabilities
Trade accounts payable	$64.8	$80.6
Short-term borrowings (Note 5)	100.3	53.1
Accrued compensation	92.7	88.9
Accrued product warranties (Note 1)	17.8	15.8
Other current liabilities	58.4	50.3
Total current liabilities	334.0	288.7
Long-term debt (Note 5)	50.8	98.5
Accrued pension and postretirement benefits (Note 7)	87.4	59.0
Deferred income taxes (Notes 1 and 10)	36.2	31.3
Other long-term liabilities	49.0	52.3
Total Liabilities	557.4	529.8

Noncontrolling interest (Note 2)	-	8.3

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY (Note 8)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding	-	-
Common stock - without par value:
Authorized - 199,000,000
Issued - 80,323,912 shares in 2011 and 2010	4.4	4.4
Additional paid-in-capital	114.1	119.3
Retained earnings	1,309.8	1,203.6
Accumulated other comprehensive loss (Note 1)	(79.0)	(61.8)
Treasury stock, at cost: 2011 - 18,637,540 common shares, 2010 - 17,537,029 common shares	(607.6)	(558.0)
Total Shareholders' Equity	741.7	707.5
Total Liabilities, Noncontrolling Interest and Shareholders' Equity	$1,299.1	$1,245.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Years Ended September 30
	2011	2010	2009

Operating Activities
Net income (loss)	$133.5	$126.0	$(405.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103.9	99.7	100.2
Impairment of goodwill and other intangibles	-	-	472.8
Litigation credit	-	(21.2)	-
Provision for deferred income taxes	(21.5)	21.2	3.5
Loss on disposal of property, equipment leased to others, intangible assets and impairments	1.3	7.3	5.8
Gain on sale of non-strategic assets	-	-	(10.2)
Stock compensation	12.2	12.0	12.1
Tax settlement	(4.9)	(8.2)	-
Defined benefit plan funding	(1.4)	(52.3)	(13.5)
Excess tax benefits from employee stock plans	(6.8)	-	-
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	(24.7)	(7.0)	61.2
Inventories	14.7	(16.2)	23.7
Other current assets	14.4	(37.5)	1.1
Trade accounts payable	(18.0)	(2.4)	(23.9)
Accrued expenses and other liabilities	10.0	12.5	(20.2)
Other, net	9.8	5.9	18.1
Net cash provided by operating activities	222.5	139.8	225.7
Investing Activities
Capital expenditures and purchase of intangibles	(68.9)	(64.7)	(63.9)
Proceeds on sales of property and equipment leased to others	5.9	2.5	2.9
Proceeds on sales of non-strategic assets	-	-	11.9
Payment for acquisition of businesses, net of cash acquired	(15.5)	(7.3)	(187.2)
Proceeds on investment sales and maturities	0.5	31.3	2.1
Net cash used in investing activities	(78.0)	(38.2)	(234.2)
Financing Activities
Net change in short-term debt	(0.4)	(4.1)	5.2
Payment on revolver	(0.2)	(45.0)	-
Purchase of noncontrolling interest	(11.8)	-	-
Payment of long-term debt, net of proceeds from settlement of interest rate swaps	-	-	(25.7)
Payment of cash dividends	(27.0)	(25.8)	(25.6)
Distribution to noncontrolling interest partner	-	(1.1)	-
Proceeds from exercise of stock options	43.1	22.9	0.1
Proceeds from stock issuance	2.9	2.6	1.3
Excess tax benefits from employee stock plans	6.8	-	-
Treasury stock acquired	(115.3)	(36.9)	(0.6)
Net cash used in financing activities	(101.9)	(87.4)	(45.3)
Effect of Exchange Rate changes on Cash	(2.5)	(0.3)	2.7
Net Cash Flows	40.1	13.9	(51.1)
Cash and Cash Equivalents
At beginning of period	184.5	170.6	221.7
At end of period	$224.6	$184.5	$170.6

Supplemental cash flow information:

Cash paid for income taxes	$30.3	$87.3	$19.3
Cash paid for interest	$7.7	$7.7	$9.9

Non-cash financing activities:
Treasury stock issued under stock compensation plans	$65.7	$38.3	$6.1

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2008	62,508,934	$4.4	$111.2	$1,536.1	$(4.2)	17,814,978	$(564.9)	$1,082.6

Comprehensive Income (Loss):
Net income (loss)	-	-	-	(405.0)	-	-	-	(405.0)
Foreign currency translation adjustment, net of tax
of $0.9 million	-	-	-	-	(15.0)	-	-	(15.0)
Net change in unrealized gain on available-for-sale
securities, net of tax of $0.1 million	-	-	-	-	(0.3)	-	-	(0.3)
Items not yet recognized as a component of net periodic
pension costs, net of tax of $25.0 million	-	-	-	-	(40.4)	-	-	(40.4)
Total comprehensive income (loss)	-	-	-	-	-	-	-	(460.7)
Dividends	-	-	0.3	(25.9)	-	-	-	(25.6)
Treasury shares acquired	(32,481)	-	-	-	-	32,481	(0.6)	(0.6)
Stock awards and option exercises	191,109	-	7.5	-	-	(191,109)	6.1	13.6
Balance at September 30, 2009	62,667,562	4.4	119.0	1,105.2	(59.9)	17,656,350	(559.4)	609.3

Comprehensive Income:
Net income	-	-	-	126.0	-	-	-	126.0
Foreign currency translation adjustment, net of tax
of $1.3 million	-	-	-	-	0.7	-	-	0.7
Net change in unrealized gain on available-for-sale
securities, net of tax of $0.1 million	-	-	-	-	0.2	-	-	0.2
Items not yet recognized as a component of net periodic
pension costs, net of tax of $0.1 million	-	-	-	-	(2.8)	-	-	(2.8)
Total comprehensive income	-	-	-	-	-	-	-	124.1
Dividends	-	-	0.3	(26.1)	-	-	-	(25.8)
Treasury shares acquired	(1,092,469)	-	-	-	-	1,092,469	(36.9)	(36.9)
Stock awards and option exercises	1,211,790	-	(2.4)	-	-	(1,211,790)	38.3	35.9
Impact of Joint Venture	-	-	2.4	(1.5)	-	-	-	0.9
Balance at September 30, 2010	62,786,883	4.4	119.3	1,203.6	(61.8)	17,537,029	(558.0)	707.5

Comprehensive Income:
Net income	-	-	-	133.5	-	-	-	133.5
Foreign currency translation adjustment, net of tax
of $0.5 million	-	-	-	-	(3.8)	-	-	(3.8)
Net change in unrealized gain on available-for-sale
securities, net of tax of $0.0 million	-	-	-	-	(0.2)	-	-	(0.2)
Items not yet recognized as a component of net periodic
pension costs, net of tax of $8.9 million	-	-	-	-	(13.2)	-	-	(13.2)
Total comprehensive income	-	-	-	-	-	-	-	116.3
Dividends	-	-	0.1	(27.1)	-	-	-	(27.0)
Treasury shares acquired	(3,145,899)	-	-	-	-	3,145,899	(115.3)	(115.3)
Stock awards and option exercises	2,045,388	-	(0.4)	-	-	(2,045,388)	65.7	65.3
Impact of Joint Venture	-	-	(4.9)	(0.2)	-	-	-	(5.1)
Balance at September 30, 2011	61,686,372	$4.4	$114.1	$1,309.8	$(79.0)	18,637,540	$(607.6)	$741.7

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hill-Rom Holdings, Inc. (“Hill-Rom,” “we,” “us,” or “our”) (formerly known as Hillenbrand Industries, Inc.) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its subsidiaries.  All subsidiaries are wholly-owned as of September 30, 2011.  During the first quarter of our fiscal 2011, we acquired the remaining 40 percent noncontrolling interest in a former joint venture (Note 2).  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles (Note 4), investments (Note 6), income taxes (Note 10) and commitments and contingencies (Note 14), among others.

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.

Investment Securities

At September 30, 2011, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

See Note 6 for further details on our fair value measurements.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for capital sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, adverse changes in general economic conditions, unfavorable impacts of austerity measures initiated by some governmental authorities, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payor’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

Within rental revenues, the domestic third-party payors’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payor prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 60 and 65 percent of our inventories at September 30, 2011 and 2010. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2011	2010

Finished products	$55.6	$64.2
Work in process	4.2	4.7
Raw materials	35.8	39.6
Total	$95.6	$108.5

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $2.2 million and $1.2 million higher than reported at September 30, 2011 and 2010.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Useful Life
Land improvements	6 - 25 years
Buildings and building equipment	20 - 40 years
Machinery and equipment	3 - 10 years
Equipment leased to others	2 -10 years

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2011, 2010 and 2009 was $74.3 million, $72.8 million and $74.3 million. The major components of property and the related accumulated depreciation were as follows:

	September 30
	2011		2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$12.2	$3.9	$12.5	$3.7
Buildings and building equipment	115.3	79.0	112.8	75.7
Machinery and equipment	269.0	205.3	257.1	192.2
Equipment leased to others	423.1	308.6	422.6	289.7
Total	$819.6	$596.8	$805.0	$561.3

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

The majority of our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses was as follows:

	September 30
	2011		2010
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$560.0	$472.8	$553.9	$472.8
Software	154.7	106.2	150.5	91.7
Other	134.7	57.1	123.9	46.1
Total	$849.4	$636.1	$828.3	$610.6

Amortization expense for fiscal years 2011, 2010 and 2009 was $29.6 million, $26.9 million and $25.9 million. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2012	$31.7
2013	$27.5
2014	$20.0
2015	$13.7
2016	$9.5
2017 and beyond	$4.7

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. In addition, software includes capitalized development costs for software products to be sold. The net book value of computer software costs, included within Intangible assets, was $48.5 million and $58.8 million at September 30, 2011 and 2010. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense approximated $19.1 million, $17.5 million and $16.6 million for fiscal years 2011, 2010 and 2009.

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

A reconciliation of changes in our warranty reserve is as follows:
	2011	2010	2009

Balance at October 1	$15.8	$17.1	$16.9
Provision for warranties during the period	17.0	16.0	16.9
Warranty reserves acquired	-	-	3.6
Warranty claims incurred during the period	(15.0)	(17.3)	(20.3)
Balance at September 30	$17.8	$15.8	$17.1

In the normal course of business we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others. Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners. These guarantees and indemnifications have not historically nor do we expect them to have a material impact our financial condition or results of operations, although indemnifications associated with our actions generally have no dollar limitations.

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

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the statement of financial position. We also recognize in Accumulated Other Comprehensive Income (Loss) certain gains and losses that arose during the period. See Note 7 for key assumptions and further discussion related to our pension and postretirement plans.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $63.8 million, $58.3 million and $55.7 million for fiscal years 2011, 2010 and 2009.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized during fiscal years 2011, 2010 and 2009 was approximately $2.1 million, $4.8 million and $5.8 million.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $4.0 million, $4.3 million and $4.0 million for fiscal years 2011, 2010 and 2009.

Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of Accumulated Other Comprehensive Income (Loss) is as follows:
	September 30
	2011	2010	2009

Available-for-sale securities and currency hedges, net of tax of
$0.4, $0.4 and $0.5, respectively	$(0.9)	$(0.7)	$(0.9)
Foreign currency translation adjustment, net of tax of $1.7, $2.2
and $3.5, respectively	(15.7)	(11.9)	(12.6)
Items not yet recognized as a component of net periodic pension and postretirement healthcare costs, net of tax of $38.2, $29.3
and $29.2, respectively	(62.4)	(49.2)	(46.4)
Total	$(79.0)	$(61.8)	$(59.9)

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

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options on the date of grant, we utilize a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) is measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted.  See Note 8 for further details.

Income Taxes

The Company and our eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. See Note 10 for further details.

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

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or include the components in the Notes to the Condensed Consolidated Financial Statements and instead requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendment will be effective for our quarter ending December 31, 2012.  The adoption of this amendment is not expected to have a material effect on our Consolidated Financial Statements, but will require a change in the presentation of comprehensive income from the notes of our Consolidated Financial Statements, where it is currently disclosed, to the face of our Consolidated Financial Statements.

In September 2011, the FASB issued an amendment to the authoritative guidance on the annual goodwill impairment test.  The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If, as a result of the qualitative assessment, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  The amendment will be effective beginning October 1, 2012, however early adoption is permitted.  We will consider and apply this guidance in connection with future annual goodwill impairment tests.  We do not expect this to have a material impact on our Consolidated Financial Statements.

NOTE 2. ACQUISITIONS

Liko Distributor Acquisition

On September 8, 2011, we acquired the distribution companies for our patient mobility products in France and Switzerland (collectively referred to as “Liko Distributors”).  The acquisition represents another step in our strategy for international expansion, leveraging and increasing our direct channel presence, especially in key European markets.  The purchase price for the Liko Distributors was $22.5 million ($15.5 million net of cash acquired).

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Amount
Goodwill	$6.1
Customer relationships	7.9
Non-compete agreements	0.6
Net assets acquired	10.6
Deferred tax liabilities	(2.7)
Total purchase price	$22.5

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.  The useful lives assigned to intangibles identified as part of the Liko Distributor acquisition are as follows:

Useful Life
Customer relationships	5
Non-compete agreements	2

If the Liko Distributors had been acquired at the beginning of our 2009 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.

Encompass Joint Venture

On November 9, 2009, we entered into a joint venture with Encompass Group, LLC (“Encompass Group”), a leader in health care textiles and therapeutic and prevention surfaces, to form Encompass TSS, LLC (“Encompass”).  This joint venture included contributed former assets of Encompass Therapeutic Support Systems (“ETSS”), a division of Encompass Group and was 60 percent owned by us and 40 percent owned by Encompass Group.  Encompass Group, through its ETSS business unit, traditionally focused on providing surface replacement systems.  For our 60 percent ownership interest in the Encompass JV we paid $7.5 million to Encompass Group, contributed cash and entered into license and distribution agreements with Encompass JV.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Amount
Goodwill	$8.0
Trade Name	1.5
Customer relationships	7.7
Technology	2.4
Net liabilities assumed	(0.7)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)
Total purchase price	$7.5

The Encompass JV agreements contained both a put option for Encompass Group and a call option for us, requiring or allowing us to purchase the remaining 40 percent interest based on predetermined earnings multiples.  Changes to the value of the put were accreted to noncontrolling interest in our Consolidated Balance Sheet with the offset being recorded as a component of retained earnings.

The goodwill of $8.0 million arising from the Encompass JV consisted largely of the synergies created from combining ETSS’s focus on customer replacement surfaces with our platform brands.  The goodwill is deductible for tax purposes and was allocated entirely to our North America Acute Care segment.

The useful lives assigned to intangibles identified as part of the Encompass JV were as follows:

Useful Life
Trade name	7
Customer relationships	7
Technology	5

On November 30, 2010, we exercised our call option and purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years.  We have a total of $5.3 million accrued in other current liabilities and other long-term liabilities on our Consolidated Balance Sheet at September 30, 2011 related to the earn-out.

If Encompass had been wholly-owned at the beginning of our 2009 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.

Liko Acquisition

On October 1, 2008, we acquired two related companies (the “Liko Acquisition”): Liko Vårdlyft AB (“Liko Sweden”) and Liko North America Corporation (“Liko North America” and, together with Liko Sweden, “Liko”).  Liko, headquartered in Lulea, Sweden, is a leading supplier and developer of patient lifts, slings and other patient transfer technology.  The acquisition of Liko represents a direct connection to our mission of enhancing outcomes for patients and their caregivers and is in line with our strategy to add complementary technologies that leverage our global business and presence across the continuum of care.  The purchase price for Liko was $190.4 million, including direct acquisition costs of $3.6 million and the payment of outstanding Liko debt of $9.8 million ($187.2 million net of cash acquired).  The results of Liko are included in the Consolidated Financial Statements since the date of acquisition.

The following table summarizes the allocation of the purchase price of Liko based on estimated fair values as of the acquisition date:

Amount
Goodwill	$139.5
Trade name	15.8
Customer relationships	15.1
Developed technology	7.3
Non-compete agreements	1.7
Net assets acquired	18.9
Deferred tax liabilities	(7.9)
Total purchase price	$190.4

The purchase price remains subject to adjustment based on claims related to provisions contained in the purchase agreements, which are currently being contested and expected to go to arbitration. Any such adjustment is expected to be favorable and not material and would be recorded in our Consolidated Statement of Income (Loss) as a reduction of the goodwill impairment charge that we recorded during fiscal 2009.  See Note 4 for further details.

Goodwill is not deductible for tax purposes and has been allocated to reporting units included in all three of our reportable segments based on projected cash flows.  The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	Indefinite
Developed technology	7
Customer relationships	7
Non-compete agreements	5

NOTE 3. SALE OF NON-STRATEGIC ASSETS

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

NOTE 4. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

We test goodwill and other intangible assets for impairment on an annual basis during our third fiscal quarter, or more often if events or circumstances indicate there may be impairment.  The assessment during the third quarter of 2011 and 2010 indicated that there was no impairment with respect to goodwill or other recorded intangible assets. During the second quarter of fiscal 2009, as a result of the decline in our market capitalization related to the overall macro-economic climate and its resulting unfavorable impact on hospital capital spending and our operating results, we determined we were required to perform an interim impairment test with respect to goodwill and certain other intangibles outside of our normal third fiscal quarter test period.

Based on the results of goodwill and other intangible asset impairment testing as of March 31, 2009, we recorded an estimated impairment charge of $470 million in the second fiscal quarter of 2009.  During the third quarter of 2009, we refined our impairment assessment for the second quarter and recorded an additional charge of $3.8 million.  A further adjustment of $1.0 million was required in the fourth quarter as a result of purchase accounting adjustments in connection with the Liko Acquisition. An additional adjustment is possible based on claims related to provisions contained in the purchase agreement associated with the Liko Acquisition, with any such adjustment expected to be favorable and not material.

As discussed in Note 12, we operate in three reportable business segments.  Goodwill and other intangible impairment testing are performed at the reporting unit level, which is one level below a reportable business segment.  We have determined that we have eight reporting units.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time.  Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

For our second quarter of 2009 analysis, we estimated the fair value of each reporting unit in step one based on discounted cash flows as well as a market approach that compared each reporting unit’s earnings and revenue multiples to those of comparable public companies.  The reporting unit’s discounted cash flows required significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate.  Utilizing our weighted average cost of capital as the discount rate for the discounted cash flows and median revenue and earnings multiples of comparable public companies under the market approach resulted in an implied fair value substantially in excess of our market capitalization.  In order to reconcile the discounted cash flows and market approach fair values to the trading value of the our common stock, we applied higher discount rates than our weighted average cost of capital to the discounted cash flows and utilized earnings and revenue multiples below the median of comparable public companies, reflecting the equity risk premiums expected by a market participant.  The reconciled fair values under both the discounted cash flows and market approach were substantially the same and resulted in three of our then reporting units having a carrying value in excess of their fair value.

The second step required us to allocate the fair value of each reporting unit that failed the first step test to the fair value of each reporting unit’s net assets. We calculated the fair values of each reporting unit’s net assets, with assistance from a third party valuation firm in the determination of fair values for significant tangible and intangible assets. All Hill-Rom-specific data and analytics, including estimates and assumptions, used in the valuations prepared by the third party valuation firm were either prepared or validated by us. Management takes full responsibility for this data and the ultimate results of the valuation work including the final fair values assigned to each reporting unit.  Due to the fact that we were required to allocate a significant portion of fair value to unrecorded intangible assets such as the Hill-Rom trade name, technology and know-how and customer lists, but were not permitted to record these assets on our balance sheet, the resulting fair value allocated to implied goodwill was significantly lower than recorded goodwill resulting in the impairment charge.

In fiscal 2009, we incurred the impairment charge for goodwill and other intangibles in each of our three reportable segments in the following amounts:  North America Acute Care $289.5 million, North America Post-Acute Care $68.6 million and International $114.7 million, which represented a full impairment of goodwill at that time in the affected North America Acute Care and International reporting units.

The following is a summary of the activity in goodwill by segment.  During the first quarter of fiscal 2011, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  As a part of these changes, we moved our surgical reporting unit from the International and Surgical segment (now referred to as the International segment) to the North America Acute Care segment.  The prior year segment information included below has been updated to reflect these changes.  See Note 12 for further details.

	North America Acute Care	North America Post-Acute Care	International	Total

Balances at September 30, 2009:
Goodwill	$317.0	$114.2	$114.7	$545.9
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2009	27.5	45.6	-	73.1

Changes in Goodwill during the period:
Goodwill related to acquisitions	8.0	-	-	8.0

Balances at September 30, 2010:
Goodwill	325.0	114.2	114.7	553.9
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2010	35.5	45.6	-	81.1

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	6.1	6.1

Balances at September 30, 2011:
Goodwill	325.0	114.2	120.8	560.0
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2011	$35.5	$45.6	$6.1	$87.2

NOTE 5. FINANCING AGREEMENTS

Total debt consists of the following:
	Years Ended September 30
	2011	2010
Outstanding finance credit lines	$7.8	$8.1
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	47.5	48.4
Unsecured 7.00% debentures due on February 15, 2024	19.7	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	1.3	0.6
Total debt	151.1	151.6
Less current portion of debt	100.3	53.1
Total long-term debt	$50.8	$98.5

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

In 2004, we issued $250.0 million of 4.5 percent senior notes due in 2009.  In conjunction with and in preparation for the spin-off of the funeral services business, we made a cash tender offer to purchase any and all of these notes.  As a result of that tender offer, $224.3 million of long-term debt was retired effective March 31, 2008.  During our third fiscal quarter of 2009, we repaid the remaining $25.7 million of outstanding senior notes related to the 2004 issuance at the scheduled maturity date.

Unsecured debentures outstanding at September 30, 2011 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to $0.9 million at September 30, 2011 and $2.1 million at September 30, 2010.  The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2011 and 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

We have a $500.0 million five-year senior revolving credit facility.  The term of the five-year facility expires on March 28, 2013 (subject to extension upon satisfaction of certain conditions set forth in the credit facility).  Borrowings under the credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit agreement contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of September 30, 2011, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.  During the first quarter of fiscal 2010, we made a payment of $45.0 million on our credit facility to reduce a portion of the short-term debt originally borrowed in conjunction with the Liko Acquisition.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term debt instruments were $52.6 million and $95.7 million at September 30, 2011 and 2010.

NOTE 6. FAIR VALUE MEASUREMENTS

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

The following table summarizes our financial assets and liabilities included in our Consolidated Balance Sheets, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$224.6	$224.6	$-	$-
Available-for-sale marketable securities	11.1	-	-	11.1
Total assets at fair value	$235.7	$224.6	$-	$11.1

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$184.5	$184.5	$-	$-
Available-for-sale marketable securities	11.8	-	-	11.8
Other investments	0.3	-	-	0.3
Total assets at fair value	$196.6	$184.5	$-	$12.1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

At September 30, 2011, we had $11.1 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At September 30, 2011, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  See below for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets during fiscal 2011.

Currently, we intend, and believe we have the ability to hold these assets until market conditions are more favorable.  If current market conditions do not improve or worsen, the result could be further realized or unrealized losses.

The following table presents the activity related to our ARS during the fiscal year.

	Available-For-Sale	AOCL
Balance at October 1, 2010	$11.8	$1.1
Change in fair value	(0.2)	0.2
Sales or redemptions	(0.5)	-
Balance at September 30, 2011	$11.1	$1.3

The components of the change in our unrealized gains were as follows:
	Years Ended September 30
	2011	2010	2009

Unrealized gains (losses) on available-for sale securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$(0.2)	$0.2	$(3.0)
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	-	(0.1)	2.7
Net change in unrealized gains (losses), net-of-tax	$(0.2)	$0.1	$(0.3)

For the fiscal years ended September 30, 2011, 2010 and 2009, we recognized income on our investments of $2.0 million, $2.3 million and $2.9 million, which did not include any impairments.

The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

NOTE 7. RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

Our retirement plans consist of defined benefit plans, a postretirement healthcare plan, and defined contribution savings plans. Plans cover certain employees both in and outside of the U.S.

Retirement Plans

We sponsor four defined benefit plans. Those plans include a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan, and two defined benefit retirement plans covering employees in Germany and France.  During 2010, we merged the defined benefit plan related to our fiscal 2004 acquisition of Mediq, Inc. (Mediq) into the master defined benefit plan.  Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment. We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time. All of our plans have a September 30th measurement date.

As discussed in Note 9, we announced a restructuring plan during our second quarter of fiscal 2009. The restructuring resulted in a curtailment and remeasurement of both the master defined benefit retirement plan and the postretirement health care plan. The impact of the remeasurement in each plan is included within the following tables as curtailment and special termination benefits.

Effect on Operations

The components of net pension expense for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2011	2010	2009

Service cost	$5.2	$5.1	$4.0
Interest cost	13.2	13.2	13.3
Expected return on plan assets	(16.7)	(13.1)	(12.9)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.6
Amortization of net (gain) loss	4.0	2.6	(0.1)
Net periodic benefit cost	6.3	8.4	4.9
Curtailment and special termination benefits	-	-	2.8
Net pension expense	$6.3	$8.4	$7.7

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	September 30
	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$266.5	$246.2
Service cost	5.2	5.1
Interest cost	13.2	13.2
Actuarial loss	19.4	11.0
Benefits paid	(8.2)	(8.1)
Exchange rate (gain)	(0.2)	(0.9)
Benefit obligation at end of year	295.9	266.5

Change in plan assets:
Fair value of plan assets at beginning of year	215.7	152.8
Actual return on plan assets	8.8	19.7
Employer contributions	1.0	51.3
Benefits paid	(8.2)	(8.1)
Fair value of plan assets at end of year	217.3	215.7
Funded status and net amounts recognized	$(78.6)	$(50.8)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(0.1)	$(1.0)
Accrued pension benefits, long-term	(78.5)	(49.8)
Net amount recognized	$(78.6)	$(50.8)

In addition to the amounts above, net actuarial losses of $104.2 million and prior service costs of $2.9 million, less an applicable aggregate tax effect of $40.7 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2011. At September 30, 2010, net actuarial losses of $81.4 million and prior service costs of $3.5 million, less an applicable aggregate tax effect of $31.5 million, were included as components of Accumulated Other Comprehensive Income (Loss).

The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $6.1 million and $0.6 million.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $271.6 million and $243.6 million at September 30, 2011 and 2010. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30
	2011			2010
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan	$4.4	$3.7	$-	$4.2	$3.2	$-
Master plan	278.5	255.7	216.9	248.3	227.2	215.3
German plan	10.5	10.5	-	11.5	11.5	-
French plan	2.5	1.7	0.4	2.5	1.7	0.4
	$295.9	$271.6	$217.3	$266.5	$243.6	$215.7

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2011	2010	2009
Weighted average assumptions to determined benefit
obligations at the measurement date:
Discount rate for obligation	4.6%	5.1%	5.5%
Rate of compensation increase	3.5%	3.5%	4.0%

Weighted average assumptions to determined benefit
cost for the year:
Discount rate for expense	5.1%	5.5%	7.5%
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	3.5%	4.0%	4.0%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2011 and 2010, by asset category, along with target allocations, are as follows:

	2011	2010	2011	2010
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	40 - 60%	40 - 60%	47%	50%
Fixed income securities	40 - 60%	40 - 60%	53%	50%
Total			100%	100%

We have a Plan Committee that sets investment guidelines with the assistance of an external consultant. These guidelines are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Plan Committee also oversees the investment allocation process, selects the investment managers and monitors asset performance. As pension liabilities are long-term in nature, we employ a long-term total return approach to maximize the long-term rate of return on plan assets for a prudent level of risk.  Target allocations are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

The investment portfolio contains a diversified portfolio of primarily equities and fixed income securities.  Securities are also diversified in terms of domestic and international securities, short- and long-term securities, growth and value styles, large cap and small cap stocks. The Plan Committee believes with prudent risk tolerance and asset diversification, the account should be able to meet its pension obligations in the future.

Trust assets are invested subject to the following policy restrictions: short-term securities must be rated A2/P2 or higher; all fixed-income securities shall have a credit quality rating “BBB” or higher; investments in equities in any one company may not exceed 10 percent of the equity portfolio.  At both September 30, 2011 and 2010 the master trust assets did not include any Hill-Rom common stock.  All Hill-Rom common stock previously held in the master defined benefit retirement plan was sold in fiscal 2010.

Fair Value Measurements of Plan Assets

The following table summarizes the valuation of our pension plan assets by pricing categories:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash	$2.3	$2.3	$-	$-
Equities
US companies	70.3	70.3	-	-
International companies	30.7	30.7	-	-
Fixed income securities	113.6	58.4	55.2	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$217.3	$162.1	$55.2	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash	$3.6	$3.6	$-	$-
Equities
US companies	72.9	72.9	-	-
International companies	33.4	33.4	-	-
Fixed income securities	105.4	53.4	52.0	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$215.7	$163.7	$52.0	$-

The Level 2 fixed income securities are commingled funds valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, all of which are publicly traded securities. For further descriptions of the asset Levels used in the above chart, refer to Note 6.

Cash Flows

Our U.S. qualified defined benefit plan is funded in excess of 80 percent, and therefore we expect that the plans will not be subject to the “at risk” funding requirements of the Pension Protection Act.

During 2011 and 2010, we contributed cash of $1.0 million and $51.3 million to our defined benefit retirement plans. We do not expect to contribute to our master defined benefit retirement plan in fiscal year 2012, due to the significant contribution made during 2010, however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2012	$9.7
2013	10.3
2014	10.9
2015	11.7
2016	12.5
2017-2021	76.9

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $13.0 million, $12.6 million and $13.0 million in fiscal years 2011, 2010 and 2009.

Postretirement Health Care Plan

In addition to defined benefit retirement plans, we also offer a domestic postretirement health care plan that provides health care benefits to qualified retirees and their dependents. The plan includes retiree cost sharing provisions and generally extends retiree coverage for medical, prescription and dental benefits beyond the COBRA continuation period to the date of Medicare eligibility. We use a measurement date of September 30 for this plan. The postretirement health care plan was remeasured at March 31, 2009 in connection with the restructuring mentioned previously.

The postretirement health care plan reflected (benefit) or cost during fiscal 2011, 2010 and 2009 of ($0.1) million, ($0.1) million and $1.0 million.  The change in the accumulated postretirement benefit obligation was as follows:

	Years Ended September 30
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$9.7	$9.7
Service cost	0.4	0.4
Interest cost	0.4	0.5
Actuarial (gain) loss	(0.6)	0.1
Benefits paid	(0.7)	(1.3)
Retiree contributions	0.3	0.3
Benefit obligation at end of year	$9.5	$9.7

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.6	$0.5
Accrued benefits obligation, long-term	8.9	9.2
Net amount recognized	$9.5	$9.7

During fiscal 2011 and 2010, we contributed $0.4 million and $1.0 million to the plan.

In addition to the amounts above, net actuarial gains of $1.7 million and prior service credits of $4.8 million, less an applicable aggregate tax effect of $2.5 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2011. At September 30, 2010, net actuarial gains of $1.2 million and prior service credits of $5.7 million, less an applicable aggregate tax effect of $2.7 million, were included as components of Accumulated Other Comprehensive Income (Loss).

The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2011, 2010 and 2009 was 4.4, 5.5 and 7.5 percent. The discount rate used to determine the benefit obligation as of September 30, 2011, 2010 and 2009 was 4.0, 4.4 and 5.5 percent. As of September 30, 2011 the health care-cost trend rates were assumed to decrease as follows:

	2011	2010	2009

Year 1	7.25%	7.75%	8.25%
Year 2	6.75%	7.25%	7.75%
Year 3	6.25%	6.75%	7.25%
Year 4	5.75%	6.25%	6.75%
Year 5	5.25%	5.75%	6.25%
Year 6	5.00%	5.25%	5.75%
Year 7	5.00%	5.00%	5.25%
Year 8 and beyond	5.00%	5.00%	5.00%

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2011 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.9 million and $0.8 million.

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $0.6 million in fiscal 2012 and less than $1 million per year thereafter.

NOTE 8. COMMON STOCK

Share Repurchases

We repurchased 3.0 million and 1.0 million shares of our common stock during fiscal years 2011 and 2010 for $110.0 million and $34.5 million in the open market.  No shares were repurchased in fiscal 2009.  In May 2011, our Board of Directors approved an expansion of our share repurchase authorization by 3.0 million shares.  Share repurchases may be made through the open market or private transactions.  As of September 30, 2011 a cumulative total of 26.7 million shares had been repurchased by us at market trading prices, leaving 2.0 million shares remaining for purchase under the Board’s authorization.  The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.

Stock-Based Compensation

We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, we grant performance-based stock options, performance share units (“PSUs”) and RSUs to certain management level employees and vested deferred stock to non-employee directors. We also offer eligible employees the opportunity to buy shares of our common stock at a discount via an Employee Stock Purchase Plan (“ESPP”).  The ESPP was approved by our shareholders in February 2009 and did not have a significant impact on our financial statements in fiscal years 2011 and 2010.

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders.  In February 2009, our shareholders approved an amendment to the Stock Incentive Plan to reserve an additional 5.5 million shares for issuance, increasing the total number of shares authorized to 15.3 million shares.  At September 30, 2011, 6.2 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2011, we had 18.6 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Years Ended September 30
	2011	2010	2009

Total stock-based compensation cost (pre-tax)	$12.2	$12.0	$12.1
Total income tax benefit	(4.5)	(4.4)	(4.5)
Total stock-based compensation cost, net of tax	$7.7	$7.6	$7.6

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values, excluding performance-based stock options:

	Years Ended September 30
	2011	2010	2009
Weighted average fair value per share	$12.31	$7.86	$5.63

Valuation assumptions:
Risk-free interest rate	1.2%	2.4%	0.8 - 2.7%
Expected dividend yield	1.1%	1.7%	1.5%
Expected volatility	37.3%	37.2%	30.4%
Weighted average expected life	5.3 years	5.6 years	6.2 years

The risk-free interest rate is based upon observed U.S. Treasury interest rates appropriate for the term of our employee stock options. Expected dividend yield is based on the history and our expectation of dividend payouts. Expected volatility for options was based on the median volatility of our Peer Group. Expected life represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by us and Hillenbrand Industries, Inc., our predecessor.

The following table summarizes transactions under our stock option plans, excluding performance-based stock options, for fiscal year 2011:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2010	2,920	$26.02
Granted	628	39.18
Exercised	(1,586)	27.16
Cancelled/Forfeited	(258)	24.67
Balance Outstanding at September 30, 2011	1,704	$30.05	7.5 years	$5.8
Exercisable at September 30, 2011	551	$27.63	5.3 years	$1.7
Options Expected to Vest	984	$30.85	8.5 years	$3.7

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $30.02, as reported by the New York Stock Exchange on September 30, 2011. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $23.3 million, $3.9 million and $15 thousand.

As of September 30, 2011, there was $8.2 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.8 years.

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

The fair values of the performance options are estimated on the date of the grant using the Binomial option-pricing model and related valuation assumptions for stock options, as previously discussed. For certain performance awards with a market condition such as total shareholder return, as described below, a Monte-Carlo simulation method is used to determine fair value. The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and the Peer Group’s future expected stock prices and minimizes standard error.

As of September 30, 2011, the total number of performance-based stock options granted and outstanding is approximately 0.5 million shares. There is no unrecognized compensation expense related to performance-based stock options as of September 30, 2011 and the performance period concluded as of September 30, 2011.

There were no performance-based stock options granted during fiscal years 2011 and 2010. The following table sets forth the weighted average fair value per share for performance-based stock options and the related valuation assumptions used in the determination of those fair values for grants made in fiscal year 2009.

Year Ended September 30, 2009
Weighted average fair value per share	$4.88

Valuation assumptions:
Risk-free interest rate	0.8 - 2.7%
Expected dividend yield	1.5%
Expected volatility	30.4%
Weighted average expected life	6.2 years

The basis for the assumptions listed above is similar to the valuation assumptions used for non-performance-based stock options, as discussed previously.

The following table summarizes our stock option activity related to performance-based stock options for fiscal year 2011. None of the performance-based stock options were exercisable as of September 30, 2011.

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2010	897	$19.39
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	(373)	19.39
Balance Outstanding at September 30, 2011	524	$19.39	7.20	$5.6

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $30.02 as reported by the New York Stock Exchange on September 30, 2011. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had the maximum performance targets been achieved and all option holders met the maximum performance targets and exercised their options as of the balance sheet date.

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

The following table summarizes transactions for our nonvested RSUs for fiscal year 2011:
		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2010	793	$24.66
Granted	143	39.40
Vested	(378)	25.05
Forfeited	(152)	25.86
Nonvested RSUs at September 30, 2011	406	$29.03

As of September 30, 2011, there was $7.2 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.2 years. The total vest date fair value of shares that vested during fiscal years 2011, 2010 and 2009 was $15.9 million, $7.3 million and $1.9 million.

Performance Share Units

Our Compensation Committee grants PSUs to certain employees and these awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to dividend reinvestment.  Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements.

The fair value of the PSUs is equal to the average of the high and low prices of our common stock on the date of grant, multiplied by the number of units granted.  For PSUs with a market condition such as total shareholder return, the Monte-Carlo simulation method is used to determine fair value.  The following table sets forth the weighted average fair value per share for total shareholder return PSUs and the related valuation assumptions used in the determination of those fair values for fiscal 2011:

Year Ended September 30, 2011
Weighted average fair value per share	$31.13

Valuation assumptions:
Risk-free interest rate	0.8%
Expected dividend yield	1.1%
Expected volatility	39.8 - 41.7%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs for fiscal 2011:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested PSUs as of October 1, 2010	102	$20.72
Granted	186	31.41
Vested	(17)	23.26
Forfeited	(29)	26.44
Nonvested PSUs at September 30, 2011	242	$22.52

As of September 30, 2011, there was $4.8 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2013.

NOTE 9. SPECIAL CHARGES

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  The charges associated with these actions are summarized below.

2011 Actions
•
During the second quarter of fiscal 2011, we recorded an additional special charge of $2.6 million related to our fiscal 2010 fourth quarter action.  The majority of the charge related to additional severance and other benefits provided to affected employees of that action as well as a write-down of assets held for sale.  During the third quarter of fiscal 2011, we recorded a benefit of $1.2 million primarily related to the net reversal of severance recorded in relation to our fourth quarter of fiscal 2010 restructuring action, partially offset by an additional write-down of assets held for sale.  The table below excludes the impacts of write-downs on assets held for sale.

2010 Actions
•
During the fourth quarter of fiscal 2010, we announced plans to eliminate approximately 100 positions which resulted in a special charge of $4.3 million primarily related to severance and other benefits provided to affected employees.  The majority of the cash expenditures associated with the severance will be completed by the end of our 2011 fiscal year.  We also recorded a charge of $3.9 million related to write-downs associated with the planned disposal of two aircraft from our corporate aviation assets, which are jointly owned with Hillenbrand, Inc.  The loss was recognized net of management’s estimate of amounts to be recovered.  The assets held for sale are recorded in other current assets in the Consolidated Balance Sheet.

•
During the second quarter of fiscal 2010, we announced organizational changes including the elimination of approximately 160 positions across the Company. The result was a special charge of $5.0 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance was completed by the end of our 2011 fiscal year with the remainder to be paid in fiscal 2012.

2009 Actions
•
During the second quarter of fiscal 2009, we announced a plan which impacted approximately 450 salaried, hourly and temporary employees. In total, the plan resulted in a charge of $11.9 million related to severance and early retirement packages. Additionally, postretirement health care costs and the waiver of an early retirement pension penalty offered in conjunction with a voluntary early retirement incentive and the associated curtailment charges resulted in additional charges of $4.2 million. Asset impairment, discontinued use of a building under an operating lease and other charges of approximately $4.4 million were also recorded in conjunction with these actions. The charge related to severance and early retirement packages and resulted in cash expenditures that were substantially completed as of September 30, 2010.

Severance activity related to these actions during fiscal 2011 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				September 30,
	2010	Expenses	Cash Payments	Reversals	2011
Fiscal Year 2010
Q2 Action - Restructuring	$1.5	$-	$1.1	$-	$0.4
Q4 Action - Restructuring	3.7	3.3	2.9	2.6	1.5
Total Fiscal Year 2010	$5.2	$3.3	$4.0	$2.6	$1.9

Fiscal Year 2009
Q2 Action - Restructuring	$0.4	$-	$0.4	$-	$-

Total	$5.6	$3.3	$4.4	$2.6	$1.9

NOTE 10. INCOME TAXES

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Years Ended September 30
	2011	2010	2009
Income before income taxes:
Domestic	$122.5	$169.4	$(221.4)
Foreign	37.2	13.5	(157.4)
Total	$159.7	$182.9	$(378.8)

Income tax expense:
Current provision
Federal	$41.1	$35.9	$23.3
State	2.3	(5.3)	(0.3)
Foreign	4.3	7.0	1.4
Total current provision	47.7	37.6	24.4
Deferred provision:
Federal	(0.8)	15.2	(3.2)
State	(0.2)	4.4	5.3
Foreign	(20.5)	(0.3)	(0.3)
Total deferred provision	(21.5)	19.3	1.8
Income tax expense	$26.2	$56.9	$26.2

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Years Ended September 30
	2011		2010		2009
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$55.9	35.0	$64.0	35.0	$(132.6)	35.0
State income tax (b)	2.4	1.5	4.8	2.6	3.6	(0.9)
Foreign income tax (c)	(8.0)	(5.0)	(0.6)	(0.3)	(2.1)	0.5
Impairment of goodwill and other intangibles	-	-	-	-	163.3	(43.1)
Application of federal tax credits	(4.1)	(2.5)	(0.6)	(0.3)	(3.6)	0.9
Adjustment of estimated income tax accruals	2.3	1.4	(9.7)	(5.4)	0.2	-
Valuation of tax attributes	(19.5)	(12.2)	-	-	(1.9)	0.5
Other, net	(2.8)	(1.8)	(1.0)	(0.5)	(0.7)	0.2
Income tax expense	$26.2	16.4	$56.9	31.1	$26.2	(6.9)

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Years Ended September 30
	2011	2010
Deferred tax assets:
Employee benefit accruals	$57.4	$45.4
Reserve for bad debts	9.0	10.4
Net operating loss carryforwards - state	2.7	2.1
Tax credit carryforwards	1.9	2.4
Foreign (loss carryforwards and other tax attributes)	18.4	21.7
Other, net	31.8	34.3
	121.2	116.3
Less: Valuation allowance	(8.1)	(28.5)
Total deferred tax assets	113.1	87.8

Deferred tax liabilities:
Depreciation	(42.5)	(41.2)
Amortization	(25.4)	(31.1)
Other, net	(4.7)	(6.4)
Total deferred tax liabilities	(72.6)	(78.7)
Deferred tax asset - net	$40.5	$9.1

At September 30, 2011, we had $18.4 million of deferred tax assets related to operating loss carryforwards and other tax attributes in foreign jurisdictions. These tax attributes are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period. We also had $2.7 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2012 and 2027 and $1.9 million of deferred tax assets related to state credits, which expire between 2012 and 2026.

The gross deferred tax assets as of September 30, 2011 were reduced by valuation allowances of $8.1 million, relating primarily to foreign operating loss carryforwards and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized.  The valuation allowance was reduced by $20.4 million during fiscal 2011 due to releases of valuation allowances on deferred tax assets realized or expected to be utilized as well as adjustments in value of related deferred tax assets.

In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns.  In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns.  During fiscal 2011, the Internal Revenue Service (“IRS”) concluded its audit for fiscal year ended 2009.  Also during fiscal 2011, the IRS initiated and is still conducting its post-filing examination of the fiscal 2010 consolidated federal return.  We also continued to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2011 and have submitted the application to remain in the CAP for fiscal 2012 and 2013.  The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2003.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits.  The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $12 to $14 million in the next twelve months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2011, 2010 and 2009 was $17.8 million, $24.0 million and $35.5 million which includes $11.5 million, $8.0 million and $17.3 million, that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended September 30
	2011	2010	2009
Balance at October 1	$24.0	$35.5	$29.6
Increases in tax position of prior years	0.4	3.9	2.6
Decreases in tax position of prior years	(3.0)	(6.8)	(3.1)
Increases in tax positions related to the current year	5.1	1.4	8.0
Settlements with taxing authorities	(5.2)	(6.0)	(1.0)
Lapse of applicable statute of limitations	(3.5)	(4.0)	(1.2)
Change in positions due to acquisitions or dispositions	-	-	0.7
Foreign currency adjustments	-	-	(0.1)
Total change	(6.2)	(11.5)	5.9
Balance at September 30	$17.8	$24.0	$35.5

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Accrued interest and penalties, which are not presented in the reconciliation table above, were $1.9 million, $2.1 million and $6.8 million at September 30, 2011, 2010 and 2009.  During fiscal 2011 and 2009, we recognized $0.1 million and $0.8 million of income tax expense for interest and penalties, while in fiscal 2010 we recognized $3.0 million of income tax benefit for interest and penalties.

The amount of gross unrecognized tax benefits reflected in our financial statements includes amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns.  Pursuant to the Tax Sharing Agreement entered into as part of the spin-off, Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business.  As of September 30, 2011, such gross unrecognized tax benefits were $2.6 million, excluding interest.

NOTE 11. EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 0.6 million, 3.4 million and 5.8 million for fiscal years 2011, 2010 and 2009. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding. For the year ended September 30, 2009, as a result of our net loss and to avoid dilution of the net loss, our basic and diluted earnings per share were identical.

Earnings per share is calculated as follows:
	Years Ended September 30
	2011	2010	2009

Net income (loss) attributable to common shareholders	$133.3	$125.3	$(405.0)

Average shares outstanding - Basic	63,164	62,934	62,581
Add potential effect of exercise of stock options
and other unvested equity awards	735	805	-
Average shares outstanding - Diluted	63,899	63,739	62,581

Net Income (Loss) Attributable to Common Shareholders
per Common Share - Basic	$2.11	$1.99	$(6.47)

Net Income (Loss) Attributable to Common Shareholders
per Common Share - Diluted	$2.09	$1.97	$(6.47)

NOTE 12. SEGMENT REPORTING

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

•	International - sells and rents similar products as our North America businesses in regions outside of the U.S. and Canada.

Our performance under the new operating structure continues to be measured on a divisional income basis before litigation and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information.  These costs include corporate expenses that support the entire organization such as administration, finance, legal and human resources.

	Years Ended September 30
	2011	2010	2009
Revenues:
North America Acute Care	$981.0	$875.8	$826.7
North America Post-Acute Care	209.1	205.7	200.8
International	401.6	388.1	359.4
Total revenues	$1,591.7	$1,469.6	$1,386.9

Divisional income:
North America Acute Care	$227.3	$177.8	$118.1
North America Post-Acute Care	43.3	46.0	41.7
International	27.9	29.9	10.3
Corporate expenses	(83.0)	(70.0)	(59.5)
Total divisional income	215.5	183.7	110.6

Impairment of goodwill and other intangibles	-	-	472.8
Litigation charge (credit)	47.3	(21.2)	-
Special charges	1.4	13.2	20.5
Operating profit (loss)	166.8	191.7	(382.7)

Gain on sale of non-strategic assets	-	-	10.2
Interest expense	(8.5)	(8.7)	(10.4)
Investment income and other, net	1.4	(0.1)	4.1
Income before income taxes	$159.7	$182.9	$(378.8)

Geographic Information

Geographic data for net revenues and long-lived assets (which consist mainly of property and equipment leased to others) were as follows:

	Years Ended September 30
	2011	2010	2009
Net revenues to unaffiliated customers: (a)
United States	$1,105.0	$1,027.1	$985.5
Foreign	486.7	442.5	401.4
Total revenues	$1,591.7	$1,469.6	$1,386.9
Long-lived assets: (b)
United States	$180.2	$200.3	$230.5
Foreign	42.6	43.4	41.9
Total long-lived assets	$222.8	$243.7	$272.4

(a) Net revenues are attributed to geographic areas based on the location of the customer.

(b) Includes property and equipment leased to others.

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.

2011 Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net revenues	$374.2	$402.1	$384.8	$430.6
Gross profit	$184.5	$198.6	$187.6	$210.6
Net income attributable to common shareholders	$35.2	$33.1	$1.5	$63.5
Basic net income attributable to common
shareholders per common share	$0.56	$0.53	$0.02	$1.01
Diluted net income attributable to common
shareholders per common share	$0.55	$0.52	$0.02	$1.01

2010 Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010

Net revenues	$355.3	$357.1	$360.6	$396.6
Gross profit	$170.8	$171.8	$178.0	$196.0
Net income attributable to common shareholders	$19.8	$24.2	$30.6	$50.7
Basic net income attributable to common
shareholders per common share	$0.32	$0.38	$0.48	$0.80
Diluted net income attributable to common
shareholders per common share	$0.31	$0.38	$0.48	$0.79

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for fiscal years 2011, 2010 and 2009 was $20.0 million, $19.5 million and $19.4 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $59.3 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.

Amount
2012	$20.9
2013	$13.7
2014	$9.0
2015	$5.4
2016	$3.9
2017 and beyond	$6.4

We have a long-term agreement with IBM to manage our global information structure environment that expires in September 2014.  The expected aggregate cost from September 30, 2011 through the duration of the contract is $33.0 million.

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

If the plaintiffs were to (1) succeed in reversing the district court’s dismissal of the claims, (2) succeed in reversing the district court order denying class certification and certify a class, and (3) prevail at trial, then the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity.  The plaintiffs filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1.5 billion before trebling on behalf of the purported class of consumers they seek to represent.

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

Office of Inspector General Investigation

In February 2008, we were served with an Administrative Investigative Demand subpoena by the United States Attorney’s Office for the Eastern District of Tennessee pursuant to a Health and Human Services’ Office of Inspector General investigation.  In September 2008, we were informed that the investigation was precipitated by the 2005 filing of a qui tam complaint under the False Claims Act in the United States District Court for the Eastern District of Tennessee.  In June 2011, we reached agreement with respect to a tentative financial settlement and recognized a charge in the third quarter of $42.3 million.  This settlement was finalized and paid in September 2011.  Concurrently with this settlement, we entered into a five year Corporate Integrity Agreement, which provides for certain other compliance-related activities during the five year term of the agreement, including specific written standards, monitoring, training, education, independent review, disclosure and reporting requirements. We did not admit any wrongdoing as part of the settlement.

Freedom Medical Antitrust Litigation

On October 19, 2009, Freedom Medical, Inc. filed a complaint against us, another manufacturer and two group purchasing organizations in the United States District Court for the Eastern District of Texas.  The plaintiff alleged, among other things, that we and the other defendants conspired to exclude it from the biomedical equipment rental market and to maintain our market share by engaging in a variety of conduct in violation of state and federal antitrust laws.  In September 2011, we settled this matter in exchange for a payment of $5.0 million.  We did not admit any wrongdoing as part of the settlement.

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  One suit was filed in the Southern District of Indiana and the other was filed in the Western District of Wisconsin.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker responded in the Wisconsin litigation with counterclaims seeking declaratory judgment for noninfringement and invalidity for the patents at issue.  In the Indiana litigation, Stryker has counterclaimed for non-infringement and invalidity for several of the patents at issue, and has filed counterclaims alleging infringement of three of their patents.  In August 2011 the Wisconsin litigation was transferred to the Southern District of Indiana. No trial dates have been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 and the related attestation report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as described in the following paragraph, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We utilize a company-wide information technology (“IT”) platform.  This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality.  In the second quarter of fiscal 2011, we completed the first phase of a multi-year initiative to upgrade this platform, with the second phase of the initiative beginning in the fourth quarter.  This upgrade includes changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes.  We are testing controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2012 relating to our 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this report in Part I, Item 1 under the caption “Executive Officers of the Registrant.”

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, under the heading “Executive Compensation.”

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2012 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 36.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 36.

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

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2011, 2010 and 2009

(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2011	$29.0	$1.5	$3.1	(a)	$(6.9)	(b)	26.7
September 30, 2010	$27.5	$0.8	$7.2	(a)	$(6.5)	(b)	$29.0
September 30, 2009	$25.9	$4.1	$8.0	(a)	$(10.5)	(b)	$27.5

Allowance for inventory valuation:

Period Ended:
September 30, 2011	$24.7	$3.7	$-		$(5.5)	(c)	22.9
September 30, 2010	$28.3	$0.2	$-		$(3.8)	(c)	24.7
September 30, 2009	$21.2	$10.5	$-		$(3.4)	(c)	28.3

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2011	$28.5	$(19.5)	$-		$(0.9)	(d)	8.1
September 30, 2010	$37.5	$(0.8)	$-		$(8.2)	(d)	28.5
September 30, 2009	$85.7	$2.4	$-		$(50.6)	(d)	37.5

(a)	Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue. Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the write-off of specific inventory against recorded reserves.

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

Date: November 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Rolf A. Classon	/s/ James R. Giertz
Rolf A. Classon Chairman of the Board	James R. Giertz Director

/s/ John J. Greisch	/s/ Charles E. Golden
John J. Greisch President and Chief Executive Officer and Director (Principal Executive Officer)	Charles E. Golden Director

/s/ Joanne C. Smith, M.D.	/s/ W August Hillenbrand
Joanne C. Smith, M.D. Director Vice Chairperson of the Board	W August Hillenbrand Director

/s/ Mark J. Guinan	/s/ Ronald A. Malone
Mark J. Guinan Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Ronald A. Malone Director

/s/ Richard G. Keller	/s/ Eduardo R. Menascé
Richard G. Keller Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)	Eduardo R. Menascé Director
/s/ Katherine S. Napier
Katherine S. Napier Director

Date: November 16, 2011

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

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

*10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-K for the year ended September 30, 2009)

*10.2	Hill-Rom Holdings, Inc. 1996 Stock Option Plan (Incorporated herein by reference to Exhibit 10.2 filed with Form 10-Q for the quarter ended February 27, 1999)

*10.3	Form of Stock Award granted to certain executive officers (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended November 27, 1999)

*10.4	Form of Stock Award granted to certain executive officers under the Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 filed with Form 10-K for the year ended September 30, 2003)

*10.5	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K for the year ended September 30, 2003)

*10.6	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers

*10.7	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.8	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q for the quarter ended June 2, 2001)

*10.9	Hill-Rom Holdings, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K for the year ended September 30, 2003)

*10.10	Hill-Rom Holdings, Inc. Senior Executive Deferred Compensation Program (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-K for the year ended September 30, 2003)

*10.11	Form of Non-Qualified Stock Option Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.12	Form of Non-Qualified Stock Option Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan

*10.13	Form of Director Stock Award (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended December 31, 2004)

*10.14
Form of Performance Based Stock Award granted December 3, 2009 to certain executive officers, including the named executive officers, under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K for the year ended September 30, 2010)

10.15
Credit Agreement dated as of March 28, 2008 among Hill-Rom Holdings, Inc., the lenders named therein, and Citibank, N.A. as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 1, 2008)

*10.16	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated April 1, 2008)

*10.17	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Gregory N. Miller (Incorporated herein by reference to Exhibit 10.3 filed with Form 8-K dated April 1, 2008)

*10.18	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated April 1, 2008)

*10.19	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and John H. Dickey (Incorporated herein by reference to Exhibit 10.5 filed with Form 8-K dated April 1, 2008)

*10.20	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.6 filed with Form 8-K dated April 1, 2008)

10.21
Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated herein by reference to Exhibit 10.8 filed with Form 8-K dated April 1, 2008)

10.22	Employee Matters Agreement dated as of March 14, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.9 filed with Form 8-K dated April 1, 2008)

10.23	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.10 filed with Form 8-K dated April 1, 2008)

*10.24	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with Form 10-K for the year ended September 30, 2009)

*10.25
Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.26
Employment Agreement dated as of  March 31, 2008 between Hill-Rom Holdings, Inc. and C. Jeffery Kao (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.27
Employment Agreement dated as of  March 31, 2008 between Hill-Rom Holdings, Inc. and Mark D. Baron (Incorporated herein by reference to Exhibit 10.15 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.28
Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Kimberly K. Dennis (Incorporated herein by reference to Exhibit 10.16 filed with Form 10-Q for the quarter ended March 31, 2008)

*10.29
Employment Agreement dated as of July 31, 2008 between Hill-Rom Holdings, Inc. and Earl V. DeCarli (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-Q for the quarter ended June 30, 2008)

*10.30	Letter Agreement dated September 27, 2009 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated September 27, 2009)

*10.31	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.32
Letter Agreement effective October 1, 2009 between Hill-Rom Holdings, Inc. and Earl V. DeCarli (Incorporated herein by reference to Exhibit 10.40 filed with Form 10-K for the year ended September 30, 2009)

*10.33	Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 7, 2010)

*10.34	Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated January 7, 2010)

*10.35	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated January 7, 2010)

*10.36	Separation and Release Agreement between Hill-Rom Holdings, Inc. and C. Jeffrey Kao dated March 1, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated March 3, 2010)

*10.37
Separation and Release Agreement between Hill-Rom Holdings, Inc. and Gregory J. Tucholski dated April 23, 2010 (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q for the quarter ended June 30, 2010)

*10.38
Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.39
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.40
Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.41
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.42
Employment Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.43
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q for the quarter ended March 31, 2010)

*10.44	Employment Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010 (Incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-K on November 17, 2010)

*10.45
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010 (Incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10-K on November 17, 2010)

*10.46	Employment Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey III dated August 1, 2010 (Incorporated by reference to Exhibit 10.52 filed with the Company’s Form 10-K on November 17, 2010)

*10.47
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey III dated August 1, 2010 (Incorporated by reference to Exhibit 10.53 filed with the Company’s Form 10-K on November 17, 2010)

*10.48	Employment Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010 (Incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-K on November 17, 2010)

*10.49
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010 (Incorporated by reference to Exhibit 10.55 filed with the Company’s Form 10-K on November 17, 2010)

*10.50
Amended Employment Agreement dated as of July 28, 2010 between Hill-Rom Holdings, Inc. and Patrick D. de Maynadier (Incorporated by reference to Exhibit 10.56 filed with the Company’s Form 10-K on November 17, 2010)

*10.51
Amended Employment Agreement dated as of August 26, 2010 between Hill-Rom Holdings, Inc. and Mark D. Baron (Incorporated by reference to Exhibit 10.57 filed with the Company’s Form 10-K on November 17, 2010)

*10.52
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (other than the CEO) (Incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10-K on November 17, 2010)

*10.53
Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010 (Incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10-K on November 17, 2010)

*10.54
Change in Control Agreement between Hill-Rom Holdings, Inc. and Kimberly K. Dennis dated September 30, 2010 (Incorporated by reference to Exhibit 10.60 filed with the Company’s Form 10-K on November 17, 2010)

*10.55	2011 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K on November 17, 2010)

*10.56
Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.63 filed with the Company’s Form 10-K on November 17, 2010)

*10.57
Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 filed with the Company’s Form 10-K on November 17, 2010)

*10.58	Employment Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on November 1, 2010)

*10.59	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on November 1, 2010)

*10.60	Letter Agreement between Hill-Rom Holdings, Inc. and Greg Miller, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on November 1, 2010)

*10.61	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan

*10.62	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version)

*10.63
Separation and Release Agreement between Hill-Rom Holdings, Inc. and Perry Stuckey effective December 31, 2010 (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q on January 27, 2011)

*10.64	Employment Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-Q on January 27, 2011)

*10.65
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010 (Incorporated by reference to Exhibit 10.13 filed with the Company’s Form 10-Q on January 27, 2011)

*10.66	Employment Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q on April 28, 2011)

*10.67	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q on April 28, 2011)

*10.68	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.69	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan

*10.70	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q on July 28, 2011)

*10.71	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q on July 28, 2011)

*10.72	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011

*10.73	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011

99.1
Schedules showing the effect of changes in reportable segments for quarterly periods in fiscal year 2009 and 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Form 10-Q on April 28, 2011)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document