Form 10-Q
period 2011-12-31
Hill-Rom Holdings, Inc.
filed 2012-01-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2011

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

Common Stock, without par value – 61,924,265 shares as of January 20, 2012.

HILL-ROM HOLDINGS, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended December 31
	2011	2010
Net Revenues
Capital sales	$266.9	$256.7
Rental revenues	114.2	117.5
Total revenues	381.1	374.2

Cost of Revenues
Cost of goods sold	147.7	139.6
Rental expenses	48.3	50.1
Total cost of revenues	196.0	189.7

Gross Profit	185.1	184.5

Research and development expenses	15.3	14.8
Selling and administrative expenses	120.2	120.0

Operating Profit	49.6	49.7

Interest expense	(1.8)	(2.1)
Investment income and other, net	0.6	-

Income Before Income Taxes	48.4	47.6

Income tax expense (Note 9)	15.5	12.2

Net Income	32.9	35.4
Less: Net income attributable to noncontrolling interest	-	0.2

Net Income Attributable to Common Shareholders	$32.9	$35.2

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.53	$0.56

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.53	$0.55

Dividends per Common Share	$0.1125	$0.1025

Average Common Shares Outstanding - Basic (thousands) (Note 10)	61,976	62,995

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	62,337	64,244

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	December 31, 2011	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$213.9	$224.6
Trade accounts receivable, net of allowances (Note 2)	350.7	386.2
Inventories (Note 2)	93.9	95.6
Deferred income taxes (Notes 1 and 9)	44.8	42.9
Other current assets	26.6	42.4
Total current assets	729.9	791.7

Property, plant and equipment, net (Note 2)	216.2	222.8
Investments and investment securities (Notes 1 and 6)	11.1	11.1
Goodwill (Note 1)	87.0	87.2
Software and other intangible assets, net (Note 2)	120.7	126.1
Deferred income taxes (Notes 1 and 9)	32.6	33.8
Other assets	25.3	26.4
Total Assets	$1,222.8	$1,299.1

LIABILITIES
Current Liabilities
Trade accounts payable	$63.4	$64.8
Short-term borrowings (Note 4)	49.0	100.3
Accrued compensation	59.6	92.7
Accrued product warranties (Note 12)	17.8	17.8
Other current liabilities	46.8	58.4
Total current liabilities	236.6	334.0

Long-term debt (Note 4)	50.1	50.8
Accrued pension and postretirement benefits (Note 5)	87.0	87.4
Deferred income taxes (Notes 1 and 9)	32.8	36.2
Other long-term liabilities	47.6	49.0
Total Liabilities	454.1	557.4

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	111.1	114.1
Retained earnings	1,335.7	1,309.8
Accumulated other comprehensive loss (Note 7)	(82.4)	(79.0)
Treasury stock, at cost (Note 2)	(600.1)	(607.6)
Total Shareholders' Equity	768.7	741.7
Total Liabilities and Shareholders' Equity	$1,222.8	$1,299.1

See Notes to Condensed Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year To Date Period Ended December 31
	2011	2010
Operating Activities
Net income	$32.9	$35.4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	26.6	25.4
Provision for deferred income taxes	(3.6)	(1.6)
Gain on disposal of property, equipment leased to others,
intangible assets and impairments	(1.6)	(0.1)
Stock compensation	2.5	2.6
Excess tax benefits from employee stock plans	(0.7)	(3.6)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	34.8	1.7
Inventories	1.8	(4.3)
Other current assets	16.5	11.3
Trade accounts payable	(1.7)	(12.8)
Accrued expenses and other liabilities	(43.5)	(31.0)
Other, net	(1.9)	0.5
Net cash provided by operating activities	62.1	23.5

Investing Activities
Capital expenditures and purchase of intangibles	(18.6)	(12.5)
Proceeds on sales of property and equipment leased to others	3.1	2.1
Proceeds on investment sales and maturities	-	0.2
Net cash used in investing activities	(15.5)	(10.2)

Financing Activities
Change in short-term debt	(3.8)	7.0
Payment of long-term debt	(47.3)	-
Purchase of noncontrolling interest	(0.7)	(10.6)
Payment of cash dividends	(7.0)	(6.5)
Proceeds on exercise of options	2.1	19.1
Proceeds from stock issuance	0.9	0.8
Excess tax benefits from employee stock plans	0.7	3.6
Treasury stock acquired	(1.7)	(28.8)
Net cash used in financing activities	(56.8)	(15.4)

Effect of exchange rate changes on cash	(0.5)	-

Total Cash Flows	(10.7)	(2.1)

Cash and Cash Equivalents:
At beginning of period	224.6	184.5
At end of period	$213.9	$182.4

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2011 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 12), investments (Note 6), income taxes (Note 9) and commitments and contingencies (Note 14), among others.

Investment Securities

At December 31, 2011, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

See Note 6 for further details on our fair value measurements.

Goodwill

The following summarizes goodwill activity:

	North America Acute Care	North America Post-Acute Care	International	Total
Balances at September 30, 2011:
Goodwill	$325.0	$114.2	$120.8	$560.0
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2011	35.5	45.6	6.1	87.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	0.3	0.3
Currency translation effect	-	-	(0.5)	(0.5)

Balances at December 31, 2011:
Goodwill	325.0	114.2	120.6	559.8
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at December 31, 2011	$35.5	$45.6	$5.9	$87.0

During the first quarter of fiscal 2012, we recorded an adjustment to goodwill related to the Liko Distributors acquisition completed during the fourth quarter of fiscal 2011.  See Note 3 for further details.

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

Entering the fiscal year we had $8.1 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.  We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2011 Form 10-K except as noted below:

On October 1, 2011, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance on the annual goodwill impairment test to provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If, as a result of the qualitative assessment, it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  Our adoption of this guidance will apply prospectively beginning with our fiscal 2012 annual goodwill impairment test performed during the third quarter.  We do not expect this to have a material impact on our Condensed Consolidated Financial Statements.

On October 1, 2011, we adopted the FASB’s revised authoritative guidance on business combinations which requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period.  This guidance also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings.  This guidance will apply prospectively for business combinations for which the acquisition date is on or after October 1, 2011.

In December 2011, the FASB issued a standard regarding disclosures about offsetting assets and liabilities.  The standard requires entities to disclose both gross and net information about instrument and transactions eligible for offset in the Balance Sheet or those instruments and transactions subject to an agreement similar to a master netting agreement. The standard will be effective beginning October 1, 2013.  We do not expect this to have a material impact on our Consolidated Financial Statements.

2.  Supplementary Balance Sheet Information

	December 31, 2011	September 30, 2011
Allowance for possible losses and discounts on trade receivables	$26.9	$26.7

Inventories:
Finished products	$55.4	$55.6
Raw materials and work in process	38.5	40.0
Total inventory	$93.9	$95.6

Accumulated depreciation of property, plant and equipment	$583.9	$596.8

Accumulated amortization of software and other intangible assets	$171.5	$163.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	61,915,595	61,686,372

Treasury shares	18,408,317	18,637,540

3.  Acquisitions

On September 8, 2011, we acquired the distribution companies for our patient mobility products in France and Switzerland (collectively referred to as “Liko Distributors”) for $22.5 million ($15.5 million net of cash acquired).

During the first quarter of 2012, we made adjustments to the opening balance sheet on the acquisition date as we continue to account for the acquisition and work through the finalization of the purchase price with the seller.  The following table summarizes the revised fair value of the assets acquired and liabilities assumed as of the acquisition date:

Amount
Goodwill	$6.4
Customer relationships	7.9
Non-compete agreements	0.6
Net assets acquired	10.3
Deferred tax liabilities	(2.7)
Total purchase price	$22.5

The purchase price remains subject to adjustment based on finalization of the closing balance sheet under the terms of the purchase agreement.

4.  Financing Agreements

Total debt consists of the following:
	December 31, 2011	September 30, 2011
Outstanding finance credit lines	$4.0	$7.8
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	-	47.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.7	1.3
Total debt	99.1	151.1
Less current portion of debt	49.0	100.3
Total long-term debt	$50.1	$50.8

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at December 31, 2011 have fixed rates of interest.  We have deferred gains of less than $1.0 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.  During the first quarter of 2012, we repaid the unsecured debenture due on December 1, 2011 of $47.3 million.

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

As of December 31, 2011, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term debt instruments were $57.2 million and $52.6 million at December 31, 2011 and September 30, 2011.

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

	Quarterly Period Ended December 31
	2011	2010
Service cost	$1.4	$1.3
Interest cost	3.3	3.3
Expected return on plan assets	(4.2)	(4.2)
Amortization of unrecognized prior service cost, net	0.2	0.2
Amortization of net loss	1.5	1.0
Net pension expense	$2.2	$1.6

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of December 31, 2011:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$213.9	$213.9	$-	$-
Available-for-sale marketable securities	11.1	-	-	11.1
Total assets at fair value	$225.0	$213.9	$-	$11.1

At December 31, 2011, we had $11.1 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At December 31, 2011, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Activity related to our ARS was not significant during the first three months of fiscal 2012.

7.  Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of comprehensive income is as follows:

	Quarterly Period Ended December 31
	2011	2010
Net income	$32.9	$35.4

Available-for-sale securities and currency hedges, net of tax	0.2	-
of $0.0 million and $0.0 million, respectively

Foreign currency translation adjustment, net of tax of ($0.9) million	(3.4)	0.4
and ($0.6) million, respectively

Items not yet recognized as a component of net periodic pension
and postretirement healthcare costs, net of tax of $0.0 million	(0.2)	(0.2)
and $0.0 million, respectively

Total comprehensive income	29.5	35.6

Comprehensive income attributable to the noncontrolling interest	-	(0.2)

Total comprehensive income attributable to common shareholders	$29.5	$35.4

8.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2012 was as follows:

	Beginning Balance				Ending Balance
	September 30, 2011	Expenses	Cash Payments	Reversals	December 31, 2011
Fiscal Year 2010 Actions
Q2 - Restructuring	$0.4	$-	$(0.4)	$-	$-
Q4 - Restructuring	1.5	-	(0.5)	-	1.0
Total	$1.9	$-	$(0.9)	$-	$1.0

9.  Income Taxes

The effective tax rate for the first quarter of fiscal 2012 was 32.0 percent compared to 25.6 percent for the first quarter of 2011.  The higher rate in the first quarter of fiscal 2012 is due primarily to the difference in the amount of period tax items recognized as well as the expiration of the research and development tax credit in fiscal 2012.

The effective tax rate for fiscal 2012 was minimally impacted by the recognition of period tax expenses.  This compares to $2.1 million of period tax benefits recorded in the first quarter of fiscal 2011 which related primarily to the retroactive reinstatement of the research and development tax credit.  The catch-up impact from the reinstatement of this credit favorably impacted the first quarter 2011 tax rate by 3.4 percentage points.  Also favorably impacting the fiscal 2011 rate were international earnings which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate by approximately 2 percentage points.  Finally, the expiration of the research and development tax credit effective December 31, 2011 negatively impacted the current year rate by approximately 1 percentage point, the effect of which will continue until the credit is reinstated.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended December 31
	2011	2010

Net income attributable to common shareholders	$32.9	$35.2

Average shares outstanding - Basic	61,976	62,995
Add potential effect of exercise of stock options
and other unvested equity awards	361	1,249
Average shares outstanding - Diluted	62,337	64,244

Net income attributable to common shareholders per common share - Basic	$0.53	$0.56

Net income attributable to common shareholders per common share - Diluted	$0.53	$0.55

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	1.1	0.5

11.  Common Stock

Stock Based Compensation

The stock based compensation cost that was charged against income, net of tax, for all plans was $1.6 million for the quarterly period ended December 31, 2011 and the comparable period of fiscal 2011.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended December 31
	2011	2010

Balance at beginning of period	$17.8	$15.8
Provision for warranties during the period	3.3	4.2
Warranty claims during the period	(3.3)	(4.0)
Balance at end of period	$17.8	$16.0

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business.  Our operating structure contains the following reporting segments:

•
North America Acute Care - sells and rents our hospital patient support and near-patient technologies, as well as our health information technology solutions and surgical accessories, to North America acute care facilities.

•
North America Post-Acute Care - sells and rents a variety of products outside of the hospital setting in North America including long-term acute care, extended care and home care and our respiratory care products in all settings.

•	International - sells and rents similar products as our North America businesses in regions outside of the U.S. and Canada.

Our performance under the operating structure is measured on a divisional income basis before litigation and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information.  These costs include corporate costs that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended December 31
	2011	2010
Revenues:
North America Acute Care	$233.7	$218.1
North America Post-Acute Care	50.7	52.3
International	96.7	103.8
Total revenues	$381.1	$374.2

Divisional income:
North America Acute Care	$54.1	$44.6
North America Post-Acute Care	9.6	12.2
International	2.5	10.5
Corporate expenses	(16.6)	(17.6)
Total divisional income/operating profit	49.6	49.7

Interest expense	(1.8)	(2.1)
Investment income and other, net	0.6	-
Income before income taxes	$48.4	$47.6

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

If the plaintiffs were to (1) succeed in reversing the district court’s dismissal of the claims, (2) succeed in reversing the district court order denying class certification and certify a class, and (3) prevail at trial, then the damages awarded to the plaintiffs, which would be trebled as a matter of law, could have a significant material adverse effect on our results of operations, financial condition and/or liquidity.  The plaintiffs filed a report indicating that they are seeking damages ranging from approximately $947.0 million to approximately $1,460.0 million before trebling on behalf of the purported class of consumers they seek to represent.

We and Hillenbrand, Inc. have entered into a judgment sharing agreement that apportions the costs and any potential liabilities associated with this litigation between us and Hillenbrand, Inc.  We believe that we have committed no wrongdoing as alleged by the plaintiffs and that we have meritorious defenses to class certification and to plaintiffs’ underlying allegations and damage theories.

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  One suit was filed in the Southern District of Indiana and the other was filed in the Western District of Wisconsin.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker responded in the Wisconsin litigation with counterclaims seeking declaratory judgment for noninfringement and invalidity for several of the patents at issue and has filed counterclaims alleging infringement of three of their patents.  In August 2011 the Wisconsin litigation was transferred to the Southern District of Indiana. No trial dates have been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

We are generally self-insured up to certain limits for product/general liability, workers’ compensation, auto liability and professional liability insurance programs.  These policies have deductibles and self-insured retentions ranging from $150 thousand to $1.5 million per occurrence, depending upon the type of coverage and policy period.  We are also generally self-insured up to certain stop-limits for certain employee health benefits, including medical, drug and dental.  Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets.

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”.  We assume no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our 2011 Form 10-K.

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

Net Revenues

	Quarterly Period Ended December 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
Capital sales	$266.9	$256.7	4.0	4.1
Rental revenues	114.2	117.5	(2.8)	(2.8)
Total Revenues	$381.1	$374.2	1.8	1.9

Capital sales increased primarily as a result of North America Acute Care sales volume growth in most product categories, led by patient support systems (12.9 percent increase).  This favorability was partially offset by declines in International volume in all geographic regions except the Middle East.

Rental revenues declined, primarily the result of volume declines in our movable medical equipment revenues and our North America Post-Acute Care segment.  Moveable medical equipment volumes were impacted by lower indications of flu in the current year, while in North America Post-Acute Care revenues were lower in all businesses on lower volumes and pricing.

Gross Profit

	Quarterly Period Ended December 31		Percentage Change
(Dollars in millions)	2011	2010
Gross Profit
Capital	$119.2	$117.1	1.8
Percent of Related Revenues	44.7%	45.6%

Rental	$65.9	$67.4	(2.2)
Percent of Related Revenues	57.7%	57.4%

Total Gross Profit	$185.1	$184.5	0.3
Percent of Related Revenues	48.6%	49.3%

Capital gross profit increased 1.8 percent, while gross margin decreased 90 basis points.  The margin decline was due to increases in material and distribution costs as well as unfavorable product mix.

Rental gross profit decreased 2.2 percent on declining revenues, while gross margin improved 30 basis points.  We recognized a gain in connection with a vendor’s product recall of $2.1 million, however this was offset by slightly higher field service costs and reduced leverage of our overall fleet and service infrastructure on lower revenues.

Other

	Quarterly Period Ended December 31

(Dollars in millions)	2011	2010

Research and development expenses	$15.3	$14.8
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$120.2	$120.0
Percent of Total Revenues	31.5%	32.1%

Interest expense	$(1.8)	$(2.1)
Investment income	$0.4	$0.5
Other	$0.2	$(0.5)

Research and development expenses increased 3.4 percent due to increased investment in the development of new products.  Selling and administrative expenses remained relatively consistent and improved as a percentage of revenues by 60 basis points as increased acquisition and integration costs were offset by lower personnel costs.

	Quarterly Period Ended December 31, 2011			Quarterly Period Ended December 31, 2010
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes and NCI*	Income Tax Expense	Diluted EPS

GAAP Earnings	$48.4	$15.5	$0.53	$47.6	$12.2	$0.55
Adjustments:
Vendor product recall	(2.1)	(0.8)	(0.02)	-	-	-
Inventory step-up and acquisition costs	1.7	0.5	0.02	-	-	-
Adjusted Earnings	$48.0	$15.2	$0.53	$47.6	$12.2	$0.55

*NCI refers to our noncontrolling interest in our former Encompass joint venture.

The effective tax rate for the first quarter of fiscal 2012 was 32.0 percent compared to 25.6 percent for the first quarter of 2011.  The higher rate in the first quarter of fiscal 2012 is due primarily to the difference in the amount of period tax items recognized as well as the expiration of the research and development tax credit in fiscal 2012.

The effective tax rate for fiscal 2012 was minimally impacted by the recognition of period tax expenses.  This compares to $2.1 million of period tax benefits recorded in the first quarter of fiscal 2011 which related primarily to the retroactive reinstatement of the research and development tax credit.  The catch-up impact from the reinstatement of this credit favorably impacted the first quarter 2011 tax rate by 3.4 percentage points.  Also favorably impacting the fiscal 2011 rate were international earnings which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate by approximately 2 percentage points.  Finally, the expiration of the research and development tax credit effective December 31, 2011 negatively impacted the current year rate by approximately 1 percentage point, the effect of which will continue until the credit is reinstated.

The adjusted effective tax rate was 31.7 percent compared to 25.6 percent for the comparable prior year period.  The higher rate in the first quarter of fiscal 2012 is due primarily to the same factors outlined above.

Net income attributable to common shareholders was $32.9 million for the first quarter ended December 31, 2011 compared to $35.2 million in the prior year period, a decline of 6.5 percent.  On an adjusted basis, net income attributable to common shareholders decreased $2.4 million, or 6.8 percent.  Diluted earnings per share decreased 3.6 percent on both a reported and an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended December 31		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America Acute Care	$233.7	$218.1	7.2	7.2
North America Post-Acute Care	50.7	52.3	(3.1)	(3.1)
International	96.7	103.8	(6.8)	(6.7)
Total revenues	$381.1	$374.2	1.8	1.9

Divisional income:
North America Acute Care	$54.1	$44.6	21.3
North America Post-Acute Care	9.6	12.2	(21.3)
International	2.5	10.5	(76.2)
Corporate Expenses	(16.6)	(17.6)	(5.7)
Total divisional income	$49.6	$49.7	(0.2)

North America Acute Care

North America Acute Care capital sales increased 10.9 percent mainly due to higher volumes in most product categories led by our patient support systems, which increased 12.9 percent.  Rental revenues were down for the quarter by 2.1 percent.  The decline was due primarily to a decline in moveable medical equipment and bariatric rentals, partially offset by increased wound therapy rentals.  Moveable medical equipment rentals were impacted by lower indications of flu in the current year.

North America Acute Care divisional income increased as a result of an increase in capital gross profit driven by higher volumes, partially offset by unfavorable material and distribution costs.  Our rental margins improved due to a gain recognized in connection with a vendor’s product recall of $2.1 million, however this was partially offset by slightly higher field service costs and reduced leverage of our overall fleet and service infrastructure on lower revenues.  Operating expenses were essentially flat.

North America Post-Acute Care

North America Post-Acute Care capital sales increased 5.3 percent benefiting from growth in our extended care business, offset in part by declines in our home care business.  Rental revenues decreased 5.4 percent as a result of lower rental volumes across all businesses, along with lower pricing in some areas.

North America Post-Acute Care divisional income decreased due to a decline in gross profit on lower revenues, while operating expenses declined slightly year over year.

International

International capital sales decreased 8.1 percent, and 7.9 percent on a constant currency basis, due to volume declines in all geographic regions except the Middle East, but most notably in Europe and Latin America.  Rental revenues increased 1.5 percent on a reported and constant currency basis.  The rental increase was a result of favorable product mix including growth in bariatric product rentals.

International divisional income decreased due to gross profit declines on the lower revenues and higher operating expenses.  The gross profit decline was the result of volume declines, unfavorable product mix and higher material and distribution costs, partially offset by improved rental gross margins due to lower field service costs on increased rental revenues.  Operating expenses increased related primarily to costs introduced by our fiscal 2011 acquisition of Liko distributors in France and Switzerland.

Liquidity and Capital Resources

	Year To Date Period Ended December 31
(Dollars in millions)	2011	2010
Cash Flows Provided By (Used In):
Operating activities	$62.1	$23.5
Investing activities	(15.5)	(10.2)
Financing activities	(56.8)	(15.4)
Effect of exchange rate changes on cash	(0.5)	-
Decrease in Cash and Cash Equivalents	$(10.7)	$(2.1)

Operating Activities

Cash provided by operating activities during fiscal 2012 was driven primarily by net income and collections of high year-end receivables, adjusted by non-cash expenses related to depreciation and amortization.  These sources of cash were partially offset by the payout of our performance-based compensation related to our 2011 fiscal year.  The increase over the first quarter of fiscal 2011 was due to higher cash collections and the timing of payments on our trade payables, partially offset by higher payouts of performance-based compensation.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which increased year over year.

Financing Activities

Cash used for financing activities during fiscal 2012 consisted mainly of debt payments of $51.1 million as well as cash dividend payments.  The increase in the use of cash compared to the first quarter of 2011 was due to the debt payments in fiscal 2012 exceeding both the fiscal 2011 repurchased shares of common stock and the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture.  In addition, we experienced higher proceeds on the exercise of our stock options in the prior year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of December 31, 2011, we held investment securities with a fair value of $11.1 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, which we have corroborated, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At December 31, 2011, we have recorded temporary unrealized losses totaling $1.3 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500.0 million five-year senior revolving credit facility.  As of December 31, 2011, we had outstanding borrowings of $45.0 million and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of December 31, 2011, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2011, our latest measurement date, our pension plans were underfunded by approximately $79 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2012.

As disclosed in our 2011 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board.

We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.  We expect to fund future acquisitions, including our pending acquisition of the Germany-based Völker group, primarily with cash on hand, cash flow from operations and borrowings, within our set limits.  The Distribution Agreement executed in conjunction with our spin-off of the funeral services business contains certain restrictions with respect to additional indebtedness we may take on to make acquisitions. We do not anticipate, however, such restrictions will limit our ability to execute our current growth strategy.

As of December 31, 2011, 2.0 million shares remain available for purchase under our existing board authorization, which does not have an expiration date.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.  However, disruption and volatility in the credit markets could impede our access to capital.  Our $500.0 million credit facility is with a syndicate of banks.  The syndication group consists of 11 predominantly U.S. financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

Contractual Obligations and Contingent Liabilities and Commitments

During the first quarter of fiscal 2012 we signed a definitive agreement to purchase Germany-based Völker group for approximately $85 million.  Völker is a manufacturer of long-term care and acute care bed frames, surfaces and furniture sold in Europe and around the world.  Except as described above, there have not been any significant changes since September 30, 2011 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made.  Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.  A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K.  There have been no material changes to such policies since September 30, 2011.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At December 31, 2011, the notional amount of open foreign exchange contracts was $8.2 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Form 10-K.

Item 4.       CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  Except as described in the following paragraph, there have been no changes in our internal control over financial reporting during the three-month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We utilize a company-wide information technology (“IT”) platform.  This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality.  We continue to implement the various phases of a multi-year upgrade to this platform.  This upgrade includes changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes.  We are testing controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  There have been no material changes to the risk factors described in that report.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1, 2011 - October 31, 2011	38	$30.42	-	1,980,000
November 1, 2011 - November 30, 2011	3,372	31.97	-	1,980,000
December 1, 2011 - December 31, 2011	49,595	31.31	-	1,980,000
Total	53,005	$31.35	-	1,980,000

(1)	All shares purchased during the three-month period ended December 31, 2011 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
As of December 31, 2011, a cumulative total of 26.7 million shares have been repurchased under this existing authorization, which does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.       EXHIBITS

A.	Exhibits

*10.1	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.72 filed with the Company’s Form 10-K filed on November 16, 2011)

*10.2
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.73 filed with the Company’s Form 10-K filed on November 16, 2011)

*10.3	FY 2012 Form of Performance Based Stock Award under the Stock Incentive Plan

*10.4	FY 2012 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO Version)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: January 26, 2012	By:	/s/ Mark J. Guinan
	Name:	Mark J. Guinan
	Title:	Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)