Form 10-Q
period 2012-03-31
Hill-Rom Holdings, Inc.
filed 2012-04-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Common Stock, without par value – 62,053,052 shares as of April 20, 2012.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011
Net Revenues
Capital sales	$300.6	$278.8	$567.5	$535.5
Rental revenues	114.5	123.3	228.7	240.8
Total revenues	415.1	402.1	796.2	776.3

Cost of Revenues
Cost of goods sold	169.3	151.0	317.0	290.6
Rental expenses	50.0	52.5	98.3	102.6
Total cost of revenues	219.3	203.5	415.3	393.2

Gross Profit	195.8	198.6	380.9	383.1

Research and development expenses	16.8	16.2	32.1	31.0
Selling and administrative expenses	125.6	130.5	245.8	250.5
Impairment of other intangibles	8.0	-	8.0	-
Special charges (Note 8)	8.0	2.6	8.0	2.6

Operating Profit	37.4	49.3	87.0	99.0

Interest expense	(1.2)	(2.1)	(3.0)	(4.2)
Investment income and other, net	0.6	0.7	1.2	0.7

Income Before Income Taxes	36.8	47.9	85.2	95.5

Income tax expense (Note 9)	11.5	14.8	27.0	27.0

Net Income	25.3	33.1	58.2	68.5
Less: Net income attributable to noncontrolling interest	-	-	-	0.2

Net Income Attributable to Common Shareholders	$25.3	$33.1	$58.2	$68.3

Net Income Attributable to Common Shareholders per Common Share - Basic
	$0.41	$0.53	$0.94	$1.08

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.40	$0.52	$0.93	$1.07

Dividends per Common Share	$0.1250	$0.1025	$0.2375	$0.2050

Average Common Shares Outstanding - Basic (thousands) (Note 10)	62,154	63,000	62,023	62,989

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	62,546	63,911	62,385	64,056

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	March 31, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$174.7	$224.6
Trade accounts receivable, net of allowances (Note 2)	362.3	386.2
Inventories (Note 2)	105.8	95.6
Deferred income taxes (Notes 1 and 9)	43.9	42.9
Other current assets	44.3	42.4
Total current assets	731.0	791.7

Property, plant and equipment, net (Note 2)	234.0	222.8
Investments and investment securities (Notes 1 and 6)	10.5	11.1
Goodwill (Note 1)	119.7	87.2
Software and other intangible assets, net (Note 2)	138.0	126.1
Deferred income taxes (Notes 1 and 9)	33.6	33.8
Other assets	24.7	26.4
Total Assets	$1,291.5	$1,299.1

LIABILITIES
Current Liabilities
Trade accounts payable	$68.6	$64.8
Short-term borrowings (Note 4)	45.2	100.3
Accrued compensation	73.5	92.7
Accrued product warranties (Note 12)	23.5	17.8
Other current liabilities	56.7	58.4
Total current liabilities	267.5	334.0

Long-term debt (Note 4)	50.1	50.8
Accrued pension and postretirement benefits (Note 5)	87.0	87.4
Deferred income taxes (Notes 1 and 9)	44.7	36.2
Other long-term liabilities	43.4	49.0
Total Liabilities	492.7	557.4

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	114.2	114.1
Retained earnings	1,353.2	1,309.8
Accumulated other comprehensive loss (Note 7)	(76.4)	(79.0)
Treasury stock, at cost (Note 2)	(596.6)	(607.6)
Total Shareholders' Equity	798.8	741.7
Total Liabilities and Shareholders' Equity	$1,291.5	$1,299.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year to Date Period Ended March 31
	2012	2011
Operating Activities
Net income	$58.2	$68.5
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	53.7	51.6
Provision for deferred income taxes	(4.0)	(1.3)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	7.8	1.0
Stock compensation	6.4	6.7
Excess tax benefits from employee stock plans	(0.9)	(4.1)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	34.6	(12.5)
Inventories	(0.4)	(7.3)
Other current assets	(0.2)	15.1
Trade accounts payable	(5.1)	(8.1)
Accrued expenses and other liabilities	(23.9)	(8.1)
Other, net	(2.6)	6.1
Net cash provided by operating activities	123.6	107.6

Investing Activities
Capital expenditures and purchase of intangibles	(39.3)	(30.9)
Proceeds on sales of property and equipment leased to others	6.4	4.3
Payment for acquisition of business, net of cash acquired	(77.0)	-
Proceeds on investment sales and maturities	0.9	0.2
Net cash used in investing activities	(109.0)	(26.4)

Financing Activities
Change in short-term debt	(7.6)	3.2
Payment of long-term debt	(47.4)	-
Purchase of noncontrolling interest	(1.0)	(11.2)
Payment of cash dividends	(14.7)	(12.9)
Proceeds on exercise of options	3.8	23.1
Proceeds from stock issuance	1.6	1.5
Excess tax benefits from employee stock plans	0.9	4.1
Treasury stock acquired	(1.8)	(41.6)
Net cash used in financing activities	(66.2)	(33.8)

Effect of exchange rate changes on cash	1.7	3.3

Total Cash Flows	(49.9)	50.7

Cash and Cash Equivalents:
At beginning of period	224.6	184.5
At end of period	$174.7	$235.2

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

Investment Securities

At March 31, 2012, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

See Note 6 for further details on our fair value measurements.

Goodwill

The following summarizes goodwill activity:

	North America Acute Care	North America Post-Acute Care	International	Total
Balances at September 30, 2011:
Goodwill	$325.0	$114.2	$120.8	$560.0
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2011	35.5	45.6	6.1	87.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	34.0	34.0
Currency translation effect	-	-	(1.5)	(1.5)

Balances at March 31, 2012:
Goodwill	325.0	114.2	153.3	592.5
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at March 31, 2012	$35.5	$45.6	$38.6	$119.7

During the first quarter of fiscal 2012, we recorded an adjustment to goodwill related to the Liko Distributors acquisition completed during the fourth quarter of fiscal 2011.  During the second quarter of fiscal 2012, we acquired Völker and recorded goodwill on the acquisition of $33.7 million on the acquisition.  See Note 3 for further details.

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

On October 1, 2011, we adopted the FASB’s revised authoritative guidance on business combinations which requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period.  This guidance also requires additional disclosures about adjustments included in the reported proforma revenues and earnings.  This guidance will apply prospectively for business combinations for which the acquisition date is on or after October 1, 2011.

In December 2011, the FASB issued a standard regarding disclosures about offsetting assets and liabilities.  The standard requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the Balance Sheet or those instruments and transactions subject to an agreement similar to a master netting agreement. The standard will be effective beginning October 1, 2013.  We do not expect this to have a material impact on our Consolidated Financial Statements.

2.  Supplementary Balance Sheet Information
	March 31, 2012	September 30, 2011

Allowance for possible losses and discounts on trade receivables	$30.4	$26.7

Inventories:
Finished products	$63.0	$55.6
Raw materials and work in process	42.8	40.0
Total inventory	$105.8	$95.6

Accumulated depreciation of property, plant and equipment	$598.0	$596.8

Accumulated amortization of software and other intangible assets	$180.2	$163.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,023,418	61,686,372

Treasury shares	18,300,494	18,637,540

3.  Acquisitions

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  Völker is a leading manufacturer of long-term care and acute care bed frames, surfaces and furniture in Europe and around the world.  This transaction is expected to strengthen the Company’s channels and product offerings in Europe, and furthers our objective of completing strategically relevant and value-enhancing acquisitions.  The complementary Völker products will also further develop the Company’s global portfolio, accelerate international expansion, and leverage existing sales channels and customer relationships.  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired).  The results of Völker are included in the Condensed Consolidated Financial Statements since the date of acquisition.  During the second quarter of fiscal 2012, our reported revenues included $14.8 million related to Völker products and the impact to net income was not significant.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Goodwill	$33.7
Trade name	12.3
Customer relationships	17.5
Net assets acquired	28.7
Deferred tax liability	(11.5)
Total purchase price	$80.7

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of intangible asset valuations and the closing balance sheet under the terms of the purchase agreement.

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.  The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	7
Customer relationships	7-10

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $28.3 million and $60.4 million for the three- and six-month periods ended March 31, 2011 and $15.4 million and $49.9 million for the three- and six-month periods ended March 31, 2012.  The impact to net income on an unaudited proforma basis would not have been significant to our financial results for either year.

Liko Distributors

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

During the first quarter of 2012, we made adjustments to the opening balance sheet on the acquisition date as we continue to account for the acquisition and work through the finalization of the purchase price with the seller.  The following table summarizes the revised fair value of the assets acquired and liabilities assumed as of the acquisition date:

Amount
Goodwill	$6.4
Customer relationships	7.9
Non-compete agreements	0.6
Net assets acquired	10.3
Deferred tax liabilities	(2.7)
Total purchase price	$22.5

The purchase price remains subject to adjustment based on finalization of the closing balance sheet under the terms of the purchase agreement.

4.  Financing Agreements

Total debt consists of the following:

	March 31, 2012	September 30, 2011
Outstanding finance credit lines	$0.2	$7.8
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	-	47.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.7	1.3
Total debt	95.3	151.1
Less current portion of debt	45.2	100.3
Total long-term debt	$50.1	$50.8

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at March 31, 2012 have fixed rates of interest.  We have deferred gains of less than $1.0 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.  During the first quarter of 2012, we repaid the unsecured debenture due on December 1, 2011.

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

As of March 31, 2012, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.

The book values of our short-term debt instruments approximate fair value.  The fair value of our short-term debt is estimated based on the quoted market prices for similar issues or on the current rates offered for debt of the same remaining maturities.  As such, our short-term debt fair value measurement is categorized as Level 2.  The fair value of our long-term debt is estimated based on the quoted market prices and the rates offered for the debt.  Our long-term debt fair value measurement is categorized as Level 1.  The estimated fair values of our long-term debt instruments were $56.3 million and $52.6 million at March 31, 2012 and September 30, 2011.  (See Note 6 for further explanation of fair value measurement classifications.)

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

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011
Service cost	$1.4	$1.3	$2.8	$2.6
Interest cost	3.4	3.3	6.7	6.6
Expected return on plan assets	(4.2)	(4.2)	(8.4)	(8.4)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.3	0.3
Amortization of net loss	1.5	1.0	3.0	2.0
Net pension expense	$2.2	$1.5	$4.4	$3.1

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of March 31, 2012:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$174.7	$174.7	$-	$-
Available-for-sale marketable securities	10.5	-	-	10.5
Total assets at fair value	$185.2	$174.7	$-	$10.5

At March 31, 2012, we had $10.5 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At March 31, 2012, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Activity related to our ARS was not significant during the first six months of fiscal 2012.

7.  Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of comprehensive income is as follows:

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011
Net income	$25.3	$33.1	$58.2	$68.5

Available-for-sale securities and currency hedges, net of tax of $(0.1)	0.2	(0.1)	0.4	(0.1)
million and $0.0 million for the quarterly periods, and $(0.1) million and $0.0 million for the year to date periods, respectively

Foreign currency translation adjustment, net of tax of $0.7 million	5.8	9.0	2.4	9.4
and $1.8 million for the quarterly periods, and $(0.2) million and $1.2 million for the year to date periods, respectively

Items not yet recognized as a component of net periodic pension
and postretirement healthcare costs, net of tax of $0.0 million	-	(0.1)	(0.2)	(0.3)
for all periods

Total comprehensive income	31.3	41.9	60.8	77.5

Comprehensive income attributable to the noncontrolling interest	-	-	-	(0.2)

Total comprehensive income attributable to common shareholders	$31.3	$41.9	$60.8	$77.3

8.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2012 was as follows:

	Beginning Balance				Ending Balance
	September 30, 2011	Expenses	Cash Payments	Reversals	March 31, 2012

Fiscal Year 2012 Action	$-	$5.0	$(0.2)	$-	$4.8

Fiscal Year 2010 Actions
Q2 - Restructuring	0.4	-	(0.4)	-	-
Q4 - Restructuring	1.5	-	(0.8)	(0.2)	0.5
Total	$1.9	$5.0	$(1.4)	$(0.2)	$5.3

During the second quarter of fiscal 2012, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million, net of reversals, primarily related to severance and other benefits to be provided to affected employees.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.  Additional costs associated with these actions of $3.0 to $6.0 million are expected to be incurred over the balance of the fiscal year.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2012.

9.  Income Taxes

The effective tax rate for the three- and six-month periods ended March 31, 2012 was 31.3 and 31.7 percent compared to 30.9 and 28.3 percent for the comparable periods in the prior year.

The effective tax rate for the first six months of fiscal 2012 was favorably impacted by the recognition of period tax benefits of $1.0 million primarily related to the release of foreign reserves. This compares to $2.2 million of period tax benefits recorded in the first six months of fiscal 2011 which related primarily to the retroactive reinstatement of the research and development tax credit. The lower favorable period items in first six months of fiscal 2012 increase the effective rate by 1.2 percentage points.  Also favorably impacting the effective tax rate in the first six months of fiscal 2011 were international earnings which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate for the first six months by approximately 1.7 percentage points.  Finally, the expiration of the research and development tax credit effective December 31, 2011 has negatively impacted the current year rate by approximately 1 percentage point, the effect of which will continue until the credit is reinstated.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011

Net income attributable to common shareholders	$25.3	$33.1	$58.2	$68.3

Average shares outstanding - Basic	62,154	63,000	62,023	62,989
Add potential effect of exercise of stock options
and other unvested equity awards	392	911	362	1,067
Average shares outstanding - Diluted	62,546	63,911	62,385	64,056

Net income attributable to common shareholders per common share - Basic	$0.41	$0.53	$0.94	$1.08

Net income attributable to common shareholders per common share - Diluted	$0.40	$0.52	$0.93	$1.07

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	1,404	737	1,268	580

11.  Common Stock

Stock Based Compensation

The stock based compensation cost that was charged against income, net of tax, for all plans was $2.5 million and $4.1 million for the three- and six-month periods ended March 31, 2012 and $2.6 million and $4.3 million for the comparable periods of fiscal 2011.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011

Balance at beginning of period	$17.8	$16.0	$17.8	$15.8
Provision for warranties during the period	5.5	4.0	8.8	8.2
Warranty reserves acquired	4.7	-	4.7	-
Warranty claims during the period	(4.5)	(3.5)	(7.8)	(7.5)
Balance at end of period	$23.5	$16.5	$23.5	$16.5

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

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2012	2011	2012	2011
Revenues:
North America Acute Care	$240.3	$251.3	$474.0	$469.4
North America Post-Acute Care	48.9	52.2	99.6	104.5
International	125.9	98.6	222.6	202.4
Total revenues	$415.1	$402.1	$796.2	$776.3

Divisional income:
North America Acute Care	$60.1	$62.7	$114.2	$107.3
North America Post-Acute Care	8.0	10.1	17.6	22.3
International	4.4	4.2	6.9	14.7
Corporate expenses	(19.1)	(25.1)	(35.7)	(42.7)
Total divisional income/operating profit	53.4	51.9	103.0	101.6

Impairment of other intangibles	(8.0)	-	(8.0)	-
Special charges	(8.0)	(2.6)	(8.0)	(2.6)
Operating profit	37.4	49.3	87.0	99.0

Interest expense	(1.2)	(2.1)	(3.0)	(4.2)
Investment income and other, net	0.6	0.7	1.2	0.7
Income before income taxes	$36.8	$47.9	$85.2	$95.5

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
               (Dollars in millions except per share data)

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (“2011 Form 10-K”) and subsequent quarterly reports on Form 10-Q as well as the discussions in this “Management’s Discussion and Analysis”.  We assume no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2011 Form 10-K.

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

Net Revenues

	Quarterly Period Ended March 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
Capital sales	$300.6	$278.8	7.8	8.9
Rental revenues	114.5	123.3	(7.1)	(6.7)
Total Revenues	$415.1	$402.1	3.2	4.1

	Year To Date Period Ended March 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
Capital sales	$567.5	$535.5	6.0	6.6
Rental revenues	228.7	240.8	(5.0)	(4.8)
Total Revenues	$796.2	$776.3	2.6	3.1

Capital sales increased for both the three- and six-month periods ended March 31, 2012, primarily as a result of increased sales in our International segment.  The Middle East and Eastern European regions showed strong growth and sales also benefited from the second quarter addition of the Völker business.  This favorability was partially offset by a low single digit decline in our North America Acute Care segment for the second quarter on lower sales in Canada coming off a particularly strong quarter in the prior year.  For the year to date period, North America Acute Care capital sales reflected low single digit growth.

Rental revenues declined for all segments in both the three- and six-month periods.  In our North America Acute Care segment, revenues were down in both therapy and movable medical equipment products as volumes were impacted by lower indications of flu in the current year, along with the continuing impact of hospital initiatives to control operating costs and competitive pressures.  In North America Post-Acute Care, revenues were lower in all businesses on lower volumes and pricing.

Gross Profit

	Quarterly Period Ended March 31		Percentage Change
	2012	2011
Gross Profit
Capital	$131.3	$127.8	2.7
Percent of Related Revenues	43.7%	45.8%

Rental	$64.5	$70.8	(8.9)
Percent of Related Revenues	56.3%	57.4%

Total Gross Profit	$195.8	$198.6	(1.4)
Percent of Related Revenues	47.2%	49.4%

	Year To Date Period Ended March 31		Percentage Change
	2012	2011
Gross Profit
Capital	$250.5	$244.9	2.3
Percent of Related Revenues	44.1%	45.7%

Rental	$130.4	$138.2	(5.6)
Percent of Related Revenues	57.0%	57.4%

Total Gross Profit	$380.9	$383.1	(0.6)
Percent of Related Revenues	47.8%	49.3%

Capital gross profit increased 2.7 and 2.3 percent, while gross margin decreased 210 and 160 basis points for the three- and six-month periods ended March 31, 2012.  The margin decline in both periods related to a number of factors including unfavorable geographic mix, higher commodity and fuel pricing, unfavorable product mix, inventory step-up associated with recent acquisitions, and generally lower margins associated with Völker products.

Rental gross profit decreased 8.9 and 5.6 percent and gross margin decreased 110 and 40 basis points for the three- and six-month periods ended March 31, 2012.  The margin decline in both periods is the result of lower revenues and the reduced leverage of our fleet and field service infrastructure.  During the three- and six-month periods ended March 31, 2012, we recognized gains of $1.0 million and $3.1 million related to a continuing vendor product recall matter.

Other

	Quarterly Period Ended March 31		Year To Date Period Ended March 31

	2012	2011	2012	2011

Research and development expenses	$16.8	$16.2	$32.1	$31.0
Percent of Total Revenues	4.0%	4.0%	4.0%	4.0%

Selling and administrative expenses	$125.6	$130.5	$245.8	$250.5
Percent of Total Revenues	30.3%	32.5%	30.9%	32.3%

Impairment of other intangibles	$8.0	$-	$8.0	$-
Special charges	$8.0	$2.6	$8.0	$2.6

Interest expense	$(1.2)	$(2.1)	$(3.0)	$(4.2)
Investment income	$0.3	$0.5	$0.7	$1.0
Other	$0.3	$0.2	$0.5	$(0.3)

Research and development expenses increased 3.7 and 3.5 percent for the three- and six-month periods ended March 31, 2012.  Selling and administrative expenses declined for both periods and improved as a percentage of revenues by 220 and 140 basis points as increased acquisition and integration costs were offset by lower legal costs, personnel costs, and community donations.

During the second quarter of fiscal 2012, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  This resulted in a non-cash impairment charge of $8.0 million.  In addition, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million, net of reversals, primarily related to severance and other benefits to be provided to affected employees.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  Additional costs associated with these actions of $3.0 to $6.0 million are expected to be incurred over the balance of the fiscal year.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2012.  The actions are anticipated to yield annualized cost savings of approximately $18 million after full implementation.

During the second quarter of fiscal 2011, we recorded a special charge of $2.6 million related to our fiscal 2010 fourth quarter restructuring action for additional severance provided to affected employees of that action as well as a further write-down of assets held for sale.

Interest expense in both the three- and six-month periods was lower on continued low interest rates and lower outstanding borrowings.

Reported and Adjusted Earnings

	Quarterly Period Ended March 31, 2012			Quarterly Period Ended March 31, 2011
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS

Reported Earnings	$36.8	$11.5	$0.40	$47.9	$14.8	$0.52
Adjustments:
Vendor product recall	(1.0)	(0.4)	(0.01)	(0.8)	(0.3)	(0.01)
Acquisition and integration costs	1.9	0.3	0.03	-	-	-
Special charges	8.0	3.0	0.08	2.6	1.0	0.03
Impairment of other intangibles	8.0	2.1	0.09	-	-	-
Adjusted Earnings	$53.7	$16.5	$0.59	$49.7	$15.5	$0.54

	Year To Date Period Ended March 31, 2012			Year To Date Period Ended March 31, 2011
	Income Before Income Taxes	Income Tax Expense	Diluted EPS**	Income Before Income Taxes and NCI *	Income Tax Expense	Diluted EPS**

Reported Earnings	$85.2	$27.0	$0.93	$95.5	$27.0	$1.07
Adjustments:
Vendor product recall	(3.1)	(1.2)	(0.03)	(0.8)	(0.3)	(0.01)
Acquisition and integration costs	3.6	0.8	0.04	-	-	-
Special charges	8.0	3.0	0.08	2.6	1.0	0.03
Impairment of other intangibles	8.0	2.1	0.09	-	-	-
Adjusted Earnings	$101.7	$31.7	$1.12	$97.3	$27.7	$1.08

*NCI refers to our noncontrolling interest in our former Encompass joint venture.
**May not add due to rounding.

The effective tax rate for the three- and six-month periods ended March 31, 2012 was 31.3 and 31.7 percent compared to 30.9 and 28.3 percent for the comparable periods in the prior year.

The effective tax rate for the first six months of fiscal 2012 was favorably impacted by the recognition of period tax benefits of $1.0 million primarily related to the release of foreign reserves. This compares to $2.2 million of period tax benefits recorded in the first six months of fiscal 2011 which related primarily to the retroactive reinstatement of the research and development tax credit. The lower favorable period items in first six months of fiscal 2012 increase the effective rate by 1.2 percentage points.  Also favorably impacting the effective tax rate in the first six months of fiscal 2011 were international earnings which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards. The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate for the first six months by approximately 1.7 percentage points.  Finally, the expiration of the research and development tax credit effective December 31, 2011 negatively impacted the current year rate by approximately 1 percentage point, the effect of which will continue until the credit is reinstated.

The adjusted effective tax rate for the three- and six-month periods ended March 31, 2012 was 30.7 and 31.2 percent compared to 31.2 and 28.5 percent for the comparable periods in the prior year. The higher rate for the first six months of fiscal 2012 is due primarily to the same factors outlined above.

Net income attributable to common shareholders was $25.3 million for the second quarter ended March 31, 2012 compared to $33.1 million in the prior year period, a decline of 23.6 percent due to the other intangible impairment and special charges.  On an adjusted basis, net income attributable to common shareholders increased $3.0 million, or 8.8 percent.  Diluted earnings per share decreased 23.1 percent on a reported basis, however, increased on an adjusted basis by 9.3 percent.  Net income attributable to common shareholders for the year to date period was $58.2 million compared to $68.3 million in the prior year, a decrease of 14.8 percent.  On an adjusted basis, net income attributable to common shareholders increased $0.6 million or 0.9 percent.  Diluted earnings per share decreased 13.1 percent on a reported basis, however increased 3.7 percent on an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended March 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
North America Acute Care	$240.3	$251.3	(4.4)	(4.2)
North America Post-Acute Care	48.9	52.2	(6.3)	(6.3)
International	125.9	98.6	27.7	30.9
Total revenues	$415.1	$402.1	3.2	4.1

Divisional income:
North America Acute Care	$60.1	$62.7	(4.1)
North America Post-Acute Care	8.0	10.1	(20.8)
International	4.4	4.2	4.8
Corporate Expenses	(19.1)	(25.1)	(23.9)
Total divisional income	$53.4	$51.9	2.9

	Year To Date Period Ended March 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
North America Acute Care	$474.0	$469.4	1.0	1.1
North America Post-Acute Care	99.6	104.5	(4.7)	(4.7)
International	222.6	202.4	10.0	11.6
Total revenues	$796.2	$776.3	2.6	3.1

Divisional income:
North America Acute Care	$114.2	$107.3	6.4
North America Post-Acute Care	17.6	22.3	(21.1)
International	6.9	14.7	(53.1)
Corporate Expenses	(35.7)	(42.7)	(16.4)
Total divisional income	$103.0	$101.6	1.4

North America Acute Care

North America Acute Care revenues decreased 4.4 percent for the three-month period ended March 31, 2012, but increased by 1.0 percent for the six-month period.  Capital sales were down for the quarter by 3.4 percent related primarily to volume declines in our patient support systems sales, which were down 8.1 percent on lower sales in Canada coming off a particularly strong quarter in the prior year.  Capital sales for the first six months increased 3.2 percent, primarily the result of strong sales of patient support system and information technology products in the first quarter.  Rental revenues declined in both periods by 7.0 and 4.6 percent, in both the therapy and movable medical equipment product lines.  Volume declines are attributable to the lower indications of flu, continued initiatives by hospitals to control operating costs and competitive pressures.

North America Acute Care divisional income decreased for the three-month period due to lower revenues and the resulting lower gross profit, which was only partially offset by operating expense favorability. For the six-month period, divisional income increased benefiting from our stronger first quarter results.  Capital margins remained flat for both the three- and six-month periods, despite higher commodity and fuel pricing, while rental margins were relatively flat for the quarter and improved for the first six months due to gains recognized in connection with a vendor product recall of $1.0 million and $3.1 million for the three- and six-month periods.  Operating expenses were favorable for both periods due to lower personnel costs.

North America Post-Acute Care

North America Post-Acute Care capital sales declined 2.4 percent for the three-month period ended March 31, 2012, while increasing 1.3 percent for the six-month period.  Rental revenues decreased 7.5 and 6.4 percent for the three- and six-month periods as a result of lower rental volumes across all businesses for both periods, along with lower pricing in some areas.

North America Post-Acute Care divisional income decreased for both periods due to a decline in gross profit on lower revenues, partially offset by a decline in operating expenses year-over-year.

International

International capital sales increased 33.7 and 12.0 percent for the three- and six-month periods ended March 31, 2012, and increased 36.9 and 13.6 percent on a constant currency basis for the same periods, due to strong sales in the Middle East and Eastern European regions, as well as the sales included from our second quarter acquisition of Völker.  Rental revenues declined during both periods by 6.9 and 2.9 percent on a reported basis and 3.4 and 1.1 percent on a constant currency basis.  The rental decrease was the result of increasing price pressures, which were only partially offset by continued growth in bariatric product rentals.

While International divisional income increased for the three-month period ended March 31, 2012, it declined over the six-month period.  During the second quarter, our gross profit increased on the higher revenues while margins declined related primarily to the inventory step-up associated with recent acquisitions, generally lower margins associated with Völker products and higher commodity and fuel pricing.  For the six-month period, gross profit was flat on higher revenues and gross margins declined due to the Völker acquisition, unfavorable product mix and higher commodity and fuel pricing.  Operating expenses increased in both periods related primarily to costs introduced by our recent acquisitions.

Liquidity and Capital Resources

	Year To Date Period Ended March 31
	2012	2011
Cash Flows Provided By (Used In):
Operating activities	$123.6	$107.6
Investing activities	(109.0)	(26.4)
Financing activities	(66.2)	(33.8)
Effect of exchange rate changes on cash	1.7	3.3
Increase (Decrease) in Cash and Cash Equivalents	$(49.9)	$50.7

Operating Activities

Cash provided by operating activities during fiscal 2012 was driven primarily by net income and collections of high year-end receivables.  These sources of cash were partially offset by the payout of our performance-based compensation related to our 2011 fiscal year.  The increase over the first half of fiscal 2011 was due to higher cash collections, partially offset by a decline in net income and higher payouts of performance-based compensation.

Investing Activities

Cash used for investing activities was driven by our acquisition of the Völker group ($77.0 million) as well as capital expenditures, which increased year over year.

Financing Activities

Cash used for financing activities during fiscal 2012 consisted mainly of debt payments of $55.0 million as well as cash dividend payments.  The increase in the use of cash compared to the first six months of fiscal 2011 was due to the debt payments in fiscal 2012 exceeding both the fiscal 2011 repurchased shares of common stock and the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture.  In addition, we experienced higher proceeds on the exercise of our stock options in the prior year and increased our cumulative dividends paid for the six-month period by a total of $0.0325 per share compared to the same period in the prior year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of March 31, 2012, we held investment securities with a fair value of $10.5 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, which we have corroborated, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At March 31, 2012, we have recorded temporary unrealized losses totaling $1.0 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500.0 million five-year senior revolving credit facility.  As of March 31, 2012, we had outstanding borrowings of $45.0 million and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of March 31, 2012, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2011, our latest measurement date, our pension plans were underfunded by approximately $79 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2012.

As disclosed in our 2011 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board of Directors.  We are not currently permitted to increase our dividend, absent a waiver from Hillenbrand, Inc. pursuant to the Distribution Agreement.  During the second quarter of fiscal 2012, our Board of Directors approved a second quarter dividend of $0.1250 per share, $0.0125 higher than the first quarter, which is in accordance with the waiver received from Hillenbrand, Inc. under the requirements of the Distribution Agreement.

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

As of March 31, 2012, 2.0 million shares remain available for purchase under our existing board authorization, which does not have an expiration date.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2011 impacting our contractual obligations and contingent liabilities and commitments except as discussed in Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At March 31, 2012, the notional amount of open foreign exchange contracts was $10.8 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Form 10-K.

Item 4.       CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  Except as described in the following paragraphs, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We utilize a company-wide information technology (“IT”) platform.  This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality.  We continue to implement the various phases of a multi-year upgrade to this platform.  This upgrade includes changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes.  We are testing controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation. The final phase of this upgrade is expected to be implemented in our third quarter of fiscal 2012.

On February 13, 2012, we completed the Völker acquisition.  We are in the process of integrating Völker into our existing internal control environment.  We expect to exclude Völker from the assessment of internal control over financial reporting as of September 30, 2012.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  Except as described in the following paragraph, there have been no material changes to the risk factors described in that report.

In September and October of 2011, the United States Food and Drug Administration (the “FDA”) conducted an inspection at our Batesville Indiana, production facilities.  The inspection covered our production processes and certain promotional materials.  At the close of the inspection, the FDA issued a Form 483 identifying certain observed instances of non-compliance with FDA regulations.

Since the date of the inspection, we have responded to the FDA’s Form 483, and we believe we have corrected a number of the observations made by the FDA.  However, on March 6, 2012, we received the warning letter, which reiterated the issues raised in the Form 483.  The FDA also identified certain instances of non-compliance with FDA requirements regarding the advertising and promotion of certain Hill-Rom products.

We have provided detailed responses to the FDA as to corrective actions on a regular basis.  The warning letter does not restrict our ability to manufacture or seek 510(K) clearance of products, nor does it require the withdrawal of any product from the marketplace.  We believe that these matters will not have a material impact on our financial results. However, we cannot give any assurances that the FDA will be satisfied with our response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
January 1, 2012 - January 31, 2012	3,337	$34.87	-	1,980,000
February 1, 2012 - February 29, 2012	38	34.47	-	1,980,000
March 1, 2012 - March 31, 2012	0	-	-	1,980,000
Total	3,375	$34.86	-	1,980,000

(1)	All shares purchased during the three-month period ended March 31, 2012 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
As of March 31, 2012, a cumulative total of 26.7 million shares have been repurchased under this existing authorization, which does not have an expiration date.  Currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 26, 2012	By:	/s/ Mark J. Guinan
	Name: Title:	Mark J. Guinan Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)