Form 10-Q
period 2012-06-30
Hill-Rom Holdings, Inc.
filed 2012-07-26
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

Common Stock, without par value – 62,173,732 shares as of July 20, 2012.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011
Net Revenues
Capital sales	$300.6	$267.2	$868.1	$802.7
Rental revenues	105.9	117.6	334.6	358.4
Total revenues	406.5	384.8	1,202.7	1,161.1

Cost of Revenues
Cost of goods sold	188.1	145.4	505.1	436.0
Rental expenses	45.7	51.8	144.0	154.4
Total cost of revenues	233.8	197.2	649.1	590.4

Gross Profit	172.7	187.6	553.6	570.7

Research and development expenses	16.1	17.3	48.2	48.3
Selling and administrative expenses	120.5	124.6	366.3	375.1
Impairment of other intangibles	-	-	8.0	-
Litigation charge	-	42.3	-	42.3
Special charges (Note 9)	1.7	(1.2)	9.7	1.4

Operating Profit	34.4	4.6	121.4	103.6

Interest expense	(1.4)	(2.1)	(4.4)	(6.3)
Investment income and other, net	0.4	1.1	1.6	1.8

Income Before Income Taxes	33.4	3.6	118.6	99.1

Income tax expense (Note 10)	10.0	2.1	37.0	29.1

Net Income	23.4	1.5	81.6	70.0
Less: Net income attributable to noncontrolling interest	-	-	-	0.2

Net Income Attributable to Common Shareholders	$23.4	$1.5	$81.6	$69.8

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.38	$0.02	$1.31	$1.10

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.37	$0.02	$1.31	$1.09

Dividends per Common Share	$0.1250	$0.1125	$0.3625	$0.3175

Average Common Shares Outstanding - Basic (thousands) (Note 11)	62,319	63,584	62,130	63,367

Average Common Shares Outstanding - Diluted (thousands) (Note 11)	62,570	64,211	62,423	64,139

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$220.0	$224.6
Trade accounts receivable, net of allowances (Note 2)	351.0	386.2
Inventories (Note 2)	106.7	95.6
Deferred income taxes (Notes 1 and 10)	45.0	42.9
Other current assets	36.2	42.4
Total current assets	758.9	791.7

Property, plant and equipment, net (Note 2)	227.2	222.8
Investments and investment securities (Notes 1 and 7)	7.3	11.1
Goodwill (Note 4)	121.2	87.2
Software and other intangible assets, net (Note 2)	127.9	126.1
Deferred income taxes (Notes 1 and 10)	34.5	33.8
Other assets	23.4	26.4
Total Assets	$1,300.4	$1,299.1

LIABILITIES
Current Liabilities
Trade accounts payable	$61.5	$64.8
Short-term borrowings (Note 5)	45.0	100.3
Accrued compensation	68.9	92.7
Accrued product warranties (Note 13)	38.8	17.8
Other current liabilities	58.0	58.4
Total current liabilities	272.2	334.0

Long-term debt (Note 5)	50.0	50.8
Accrued pension and postretirement benefits (Note 6)	86.2	87.4
Deferred income taxes (Notes 1 and 10)	38.7	36.2
Other long-term liabilities	42.3	49.0
Total Liabilities	489.4	557.4

Commitments and Contingencies (Note 15)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	115.2	114.1
Retained earnings	1,368.8	1,309.8
Accumulated other comprehensive loss (Note 8)	(85.6)	(79.0)
Treasury stock, at cost (Note 2)	(591.8)	(607.6)
Total Shareholders' Equity	811.0	741.7
Total Liabilities and Shareholders' Equity	$1,300.4	$1,299.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year to Date Period Ended June 30
	2012	2011
Operating Activities
Net income	$81.6	$70.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80.7	78.1
Provision for deferred income taxes	(9.9)	1.8
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	7.7	1.7
Stock compensation	9.0	9.2
Litigation charge	-	42.3
Excess tax benefits from employee stock plans	(1.3)	(6.8)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	46.0	12.6
Inventories	(1.4)	(0.6)
Other current assets	9.3	5.8
Trade accounts payable	(11.8)	(20.0)
Accrued expenses and other liabilities	(16.7)	(10.6)
Other, net	(5.8)	5.7
Net cash provided by operating activities	187.4	189.2

Investing Activities
Capital expenditures and purchase of intangibles	(55.9)	(52.0)
Proceeds on sales of property and equipment leased to others	7.1	5.2
Payment for acquisition of business, net of cash acquired	(77.0)	-
Proceeds on investment sales and maturities	4.5	0.4
Net cash used in investing activities	(121.3)	(46.4)

Financing Activities
Change in short-term debt	(7.8)	1.8
Payment of long-term debt	(47.5)	-
Purchase of noncontrolling interest	(1.3)	(11.5)
Payment of cash dividends	(22.5)	(20.0)
Proceeds on exercise of options	6.2	42.0
Proceeds from stock issuance	2.2	2.1
Excess tax benefits from employee stock plans	1.3	6.8
Treasury stock acquired	(1.8)	(70.0)
Net cash used in financing activities	(71.2)	(48.8)

Effect of exchange rate changes on cash	0.5	4.0

Total Cash Flows	(4.6)	98.0

Cash and Cash Equivalents:
At beginning of period	224.6	184.5
At end of period	$220.0	$282.5

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 13), investments (Note 7), income taxes (Note 10) and commitments and contingencies (Note 15), among others.

Investment Securities

At June 30, 2012, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

Income Taxes

We and our eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed using an asset and liability approach to reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability.  If it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.

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

On October 1, 2011, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance on the annual goodwill impairment test to provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If, as a result of the qualitative assessment, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  We applied this guidance effective with our fiscal 2012 annual goodwill impairment test which was performed this quarter.  See further discussion in Note 4.

On October 1, 2011, we adopted the FASB’s revised authoritative guidance on business combinations which requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period.  This guidance also requires additional disclosures about adjustments included in the reported proforma revenues and earnings.  This guidance applies prospectively for business combinations for which the acquisition date is on or after October 1, 2011.  See further discussion in Note 3.

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

2.  Supplementary Balance Sheet Information

	June 30, 2012	September 30, 2011

Allowance for possible losses and discounts on trade receivables	$32.6	$26.7

Inventories:
Finished products	$62.5	$55.6
Raw materials and work in process	44.2	40.0
Total inventory	$106.7	$95.6

Accumulated depreciation of property, plant and equipment	$595.9	$596.8

Accumulated amortization of software and other intangible assets	$187.7	$163.4

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	62,170,525	61,686,372

Treasury shares	18,153,387	18,637,540

3.  Acquisitions

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  Völker is a leading manufacturer of long-term care and acute care bed frames, surfaces and furniture in Europe and around the world.  This transaction is expected to strengthen the Company’s channels and product offerings in Europe, and furthers our objective of completing strategically relevant and value-enhancing acquisitions.  The complementary Völker products will also further develop the Company’s global portfolio, accelerate international expansion, and leverage existing sales channels and customer relationships.  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired).  The results of Völker are included in the Condensed Consolidated Financial Statements since the date of acquisition.  Our reported revenues included $24.1 million and $38.9 million for the three- and nine-month periods ended June 30, 2012 related to Völker products and the impact to net income was not significant.

During the third quarter of 2012, we made certain adjustments to the opening balance sheet as of the acquisition date as we continue to work through the finalization of the purchase price with the seller.  The following summarizes the revised fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Goodwill	$35.9
Trade name	12.3
Customer relationships	17.5
Net assets acquired	25.5
Deferred tax liability	(10.5)
Total purchase price	$80.7

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet and other contractual conditions under the terms of the purchase agreement.

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.  The useful lives assigned to intangibles identified as part of the acquisition are as follows:

Useful Life
Trade name	7
Customer relationships	7-10

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $29.6 million and $89.9 million for the three- and nine-month periods ended June 30, 2011 and $49.9 million for the nine-month period ended June 30, 2012.  The impact to net income on an unaudited proforma basis would not have been significant to our financial results for either year.

Liko Distributors

On September 8, 2011, we acquired the distribution companies for our patient mobility products in France and Switzerland (collectively referred to as “Liko Distributors”) for $22.5 million ($15.5 million net of cash acquired).

During the first quarter of 2012, we made adjustments to the opening balance sheet as we continue to work through the finalization of the purchase price with the seller.  The following table summarizes the revised fair value of the assets acquired and liabilities assumed as of the acquisition date:

Amount
Goodwill	$6.4
Customer relationships	7.9
Non-compete agreements	0.6
Net assets acquired	10.3
Deferred tax liabilities	(2.7)
Total purchase price	$22.5

The purchase price remains subject to adjustment based on finalization of the closing balance sheet under the terms of the purchase agreement.

4.  Goodwill

We perform an impairment assessment on goodwill on an annual basis during our third fiscal quarter, or more often if events or circumstances indicate there may be impairment.  The assessment during the third quarter of 2012 and 2011 indicated that there was no impairment with respect to goodwill.

As discussed in Note 14, we operate in three reportable business segments.  Goodwill testing is performed at the reporting unit level, which is one level below a reportable business segment.  We have determined that we have eight reporting units.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time.  Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

For fiscal 2012, we used a qualitative approach on seven of our eight reporting units to determine if it was more likely than not that the fair value of the reporting units was less than their carrying amounts.  These reporting units had an estimated fair value significantly in excess of their carrying value as of the fiscal 2011 goodwill impairment assessment.  See Note 1 for further discussion of the new accounting pronouncement that provides the option to use a qualitative assessment.

The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value.  As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered included the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units.  The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance were compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.  Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings.  Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts.  For testing performed in fiscal 2012, we concluded that there were no changes that are reasonably likely to cause the fair value of the reporting units to be less than the reporting units’ carrying value.  In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

Quantitative testing involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires us to calculate an implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  The first step of the quantitative impairment test was performed on one of our eight reporting units, with the fair value exceeding the carrying value of the reporting unit in excess of 50 percent.  Because this reporting unit’s fair value exceeded its carrying value, the goodwill was considered not to be impaired.

The following summarizes goodwill activity:

	North America Acute Care	North America Post-Acute Care	International	Total
Balances at September 30, 2011:
Goodwill	$325.0	$114.2	$120.8	$560.0
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at September 30, 2011	35.5	45.6	6.1	87.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	36.2	36.2
Currency translation effect	-	-	(2.2)	(2.2)

Balances at June 30, 2012:
Goodwill	325.0	114.2	154.8	594.0
Accumulated impairment losses	(289.5)	(68.6)	(114.7)	(472.8)
Goodwill, net at June 30, 2012	$35.5	$45.6	$40.1	$121.2

During the first quarter of fiscal 2012, we recorded an adjustment to goodwill of $0.3 million related to the Liko Distributors acquisition completed during the fourth quarter of fiscal 2011.  During the second quarter of fiscal 2012, we acquired Völker and recorded goodwill on the acquisition of $33.7 million on the acquisition, which was then adjusted by $2.2 million in the third quarter.  See Note 3 for further details.

5.  Financing Agreements

Total debt consists of the following:

	June 30, 2012	September 30, 2011
Outstanding finance credit lines	$-	$7.8
Revolving credit facility	45.0	45.0
Unsecured 8.50% debentures due on December 1, 2011	-	47.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	1.3
Total debt	95.0	151.1
Less current portion of debt	45.0	100.3
Total long-term debt	$50.0	$50.8

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at June 30, 2012 have fixed rates of interest.  We have deferred gains of less than $1.0 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.  During the first quarter of 2012, we repaid the unsecured debenture due on December 1, 2011.

We have a $500.0 million senior revolving credit facility, which expires on March 28, 2013, however, we expect to renew the credit facility in the current fiscal year.  Borrowings under the credit facility bear interest at variable rates specified therein, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit agreement contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of June 30, 2012, we had outstanding borrowings of $45.0 million and undrawn letters of credit of $5.8 million under the five-year facility, leaving $449.2 million of borrowing capacity available under the facility.  We are in compliance with all of our debt covenants as of June 30, 2012.

The book values of our short-term debt instruments approximate fair value.  The fair value of our short-term debt is estimated based on the quoted market prices for similar issues or on the current rates offered for debt of the same remaining maturities.  As such, our short-term debt fair value measurement is categorized as Level 2.  The fair value of our long-term debt is estimated based on the quoted market prices and the rates offered for the debt.  Our long-term debt fair value measurement is categorized as Level 1.  The estimated fair values of our long-term debt instruments were $56.2 million and $52.6 million at June 30, 2012 and September 30, 2011.  (See Note 7 for further explanation of fair value measurement classifications.)

6.  Retirement and Postretirement Plans

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

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011
Service cost	$1.3	$1.3	$4.1	$3.9
Interest cost	3.3	3.3	10.0	9.9
Expected return on plan assets	(4.1)	(4.1)	(12.5)	(12.5)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.4	0.4
Amortization of net loss	1.6	1.0	4.6	3.0
Net pension expense	$2.2	$1.6	$6.6	$4.7

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of June 30, 2012:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$220.0	$220.0	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$227.3	$220.0	$-	$7.3

At June 30, 2012, we had $7.3 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At June 30, 2012, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  The following table represents the activity related to our ARS during the first nine months of fiscal 2012:

	Available-For-Sale	AOCL	(Gain)/Loss
Balance at September 30, 2011	$11.1	$1.3	$-
Change in fair value	-	-	-
Sales or redemptions	(3.8)	(0.8)	0.1
Balance at June 30, 2012	$7.3	$0.5	$0.1

8.  Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of comprehensive income is as follows:

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011
Net income	$23.4	$1.5	$81.6	$70.0

Available-for-sale securities and currency hedges, net of tax of $(0.2)	0.4	-	0.8	(0.1)
million and $0.0 million for the quarterly periods, and $(0.3) million and $0.0 million for the year to date periods, respectively

Foreign currency translation adjustment, net of tax of $1.5 million	(9.6)	1.6	(7.2)	11.0
and $(0.7) million for the quarterly periods, and $1.7 million and $(1.9) million for the year to date periods, respectively

Items not yet recognized as a component of net periodic pension
and postretirement healthcare costs, net of tax of $0.0 million	-	-	(0.2)	(0.3)
for all periods

Total comprehensive income	14.2	3.1	75.0	80.6

Comprehensive income attributable to the noncontrolling interest	-	-	-	(0.2)

Total comprehensive income attributable to common shareholders	$14.2	$3.1	$75.0	$80.4

9.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2012 was as follows:

	Beginning Balance				Ending Balance
	September 30, 2011	Expenses	Cash Payments	Reversals	June 30, 2012

Fiscal Year 2012 Action	$-	$6.7	$(3.6)	$-	$3.1

Fiscal Year 2010 Actions
Q2 - Restructuring	0.4	-	(0.4)	-	-
Q4 - Restructuring	1.5	-	(0.9)	(0.2)	0.4
Total	$1.9	$6.7	$(4.9)	$(0.2)	$3.5

During the second quarter of fiscal 2012, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million and $1.7 million, net of reversals, in the second and third quarter of fiscal 2012 primarily related to severance and other benefits to be provided to affected employees.  During the second quarter we also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.  Additional costs associated with these actions of $2 to $4 million are expected to be incurred in the fourth quarter.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2012, but some are likely to be incurred in fiscal 2013.

10.  Income Taxes

The effective tax rate for the three- and nine-month periods ended June 30, 2012 was 29.9 and 31.2 percent compared to 58.3 and 29.4 percent for the comparable periods in the prior year.

The effective tax rate in the current quarter is lower than the prior year due to the effect of period tax items in the prior year, including the tax benefit associated with the litigation charge, measured against a lower income base.  In looking at the full year tax rate, the lower effective tax rate in fiscal 2011 reflects the benefits recognized from the difference in period items as well as the benefit of earnings in lower-rate jurisdictions, some of which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate for the first nine months by approximately 1.8 percentage points.  In addition, the current year rate was negatively impacted by the expiration of the research and development tax credit effective December 31, 2011.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011

Net income attributable to common shareholders	$23.4	$1.5	$81.6	$69.8

Average shares outstanding - Basic	62,319	63,584	62,130	63,367
Add potential effect of exercise of stock options
and other unvested equity awards	251	627	293	772
Average shares outstanding - Diluted	62,570	64,211	62,423	64,139

Net income attributable to common shareholders per common share - Basic	$0.38	$0.02	$1.31	$1.10

Net income attributable to common shareholders per common share - Diluted	$0.37	$0.02	$1.31	$1.09

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	1,547	654	1,361	584

12.  Common Stock

The stock based compensation cost that was charged against income, net of tax, for all plans was $1.4 million and $5.5 million for the three- and nine-month periods ended June 30, 2012 and $1.6 million and $5.9 million for the comparable periods of fiscal 2011.

13.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  During the third quarter of fiscal 2012, we initiated a field corrective action on one of our med-surg product lines related to an intermittent circuit board connection issue.  We recognized a charge of $16.0 million for this action.  This voluntary action does not limit the manufacture, sale or ongoing use of these beds.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011

Balance at beginning of period	$23.5	$16.5	$17.8	$15.8
Provision for warranties during the period	18.6	3.8	27.4	12.0
Warranty reserves acquired	-	-	4.7	-
Warranty claims during the period	(3.3)	(4.0)	(11.1)	(11.5)
Balance at end of period	$38.8	$16.3	$38.8	$16.3

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

14.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business.  Our current operating structure contains the following reporting segments:

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

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2012	2011	2012	2011
Revenues:
North America Acute Care	$226.5	$239.1	$700.5	$708.5
North America Post-Acute Care	46.0	51.6	145.6	156.1
International	134.0	94.1	356.6	296.5
Total revenues	$406.5	$384.8	$1,202.7	$1,161.1

Divisional income:
North America Acute Care	$36.6	$50.0	$150.7	$157.3
North America Post-Acute Care	6.9	9.6	24.6	31.9
International	5.8	5.1	12.6	19.8
Corporate expenses	(13.2)	(19.0)	(48.8)	(61.7)
Total divisional income/operating profit	36.1	45.7	139.1	147.3

Impairment of other intangibles	-	-	8.0	-
Litigation charge	-	42.3	-	42.3
Special charges	1.7	(1.2)	9.7	1.4
Operating profit	34.4	4.6	121.4	103.6

Interest expense	(1.4)	(2.1)	(4.4)	(6.3)
Investment income and other, net	0.4	1.1	1.6	1.8
Income before income taxes	$33.4	$3.6	$118.6	$99.1

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

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker responded with counterclaims seeking declaratory judgment for noninfringement and invalidity for several of the patents at issue, and has filed counterclaims alleging infringement of three of their patents.  No trial dates have been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

16.  Subsequent Events

On July 23, 2012, we acquired Aspen Surgical Products Holding, Inc. (“Aspen Surgical”) for approximately $400 million and funded the acquisition with a combination of cash on hand and borrowings under our revolving credit facility.  Aspen Surgical provides a portfolio of well-established surgical consumable and specialty medical products, focused on improving the safety of patients and health care professionals.  The product lines include Bard-Parker® conventional and safety scalpels and blades, Colby fluid collection products, Richard-Allan™ specialty needles, a variety of other operating room disposables and instrument care products as well as wound care dressings and drainage supplies.  The acquisition of Aspen Surgical further develops our surgical business, adding a portfolio of consumable products and expanding our position in North American and European surgical markets.  Activities of the acquired entity will be included in our Consolidated Financial Statements on a prospective basis commencing with the date of acquisition.

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

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.  Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

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

Net Revenues

	Quarterly Period Ended June 30		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
Capital sales	$300.6	$267.2	12.5	16.1
Rental revenues	105.9	117.6	(9.9)	(8.7)
Total Revenues	$406.5	$384.8	5.6	8.5

	Year To Date Period Ended June 30		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
Capital sales	$868.1	$802.7	8.1	9.7
Rental revenues	334.6	358.4	(6.6)	(6.1)
Total Revenues	$1,202.7	$1,161.1	3.6	4.9

Capital sales increased for both the three- and nine-month periods ended June 30, 2012, primarily as a result of increased sales in our International segment.  The Middle East and Eastern European regions showed strong growth and sales also benefited from the second quarter addition of the Völker business, which was partially offset by lower Western European revenues.  North America Acute Care capital sales declined for the third quarter, however were relatively flat for the nine-month period.

Rental revenues declined for all segments in both the three- and nine-month periods.  In our North America Acute Care segment, revenues were down in both therapy and movable medical equipment products as volumes were impacted by lower indications of flu in the current year, along with the continuing impact of hospital initiatives to control operating costs and competitive pressures.  In North America Post-Acute Care, revenues were lower in all businesses on lower volumes and pricing.  International rental revenues were down only slightly, most notably on unfavorable currency effects.

Gross Profit

	Quarterly Period Ended June 30		Percentage Change
	2012	2011
Gross Profit
Capital	$112.5	$121.8	(7.6)
Percent of Related Revenues	37.4%	45.6%

Rental	$60.2	$65.8	(8.5)
Percent of Related Revenues	56.8%	56.0%

Total Gross Profit	$172.7	$187.6	(7.9)
Percent of Total Revenues	42.5%	48.8%

	Year To Date Period Ended June 30		Percentage Change
	2012	2011
Gross Profit
Capital	$363.0	$366.7	(1.0)
Percent of Related Revenues	41.8%	45.7%

Rental	$190.6	$204.0	(6.6)
Percent of Related Revenues	57.0%	56.9%

Total Gross Profit	$553.6	$570.7	(3.0)
Percent of Total Revenues	46.0%	49.2%

Capital gross profit decreased 7.6 and 1.0 percent, while gross margin decreased 820 and 390 basis points for the three- and nine-month periods ended June 30, 2012.  The margin decline in both periods related to a number of factors, most notably an unfavorable field corrective action of $16.0 million, and to a lesser degree, unfavorable geographic and product mix, higher commodity pricing and generally lower margins associated with Völker products.  The nine-month period was impacted by these items as well as unfavorable acquisition costs and fuel pricing.

Rental gross profit decreased 8.5 and 6.6 percent and gross margin increased 80 basis points for the three-month period ended June 30, 2012 and was essentially flat for the nine-month period.  The margins in both periods benefited from the recognized gains of $1.7 million and $4.8 million related to a continuing vendor product recall matter, which exceeded the gains of $0.6 million and $1.4 million for the same product recall in the prior year results.  These gains were partially offset by lower revenues and the reduced leverage of our fleet and field service infrastructure as revenues have declined quicker than our field service costs.

Other

	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2012	2011	2012	2011

Research and development expenses	$16.1	$17.3	$48.2	$48.3
Percent of Total Revenues	4.0%	4.5%	4.0%	4.2%

Selling and administrative expenses	$120.5	$124.6	$366.3	$375.1
Percent of Total Revenues	29.6%	32.4%	30.5%	32.3%

Impairment of other intangibles	$-	$-	$8.0	$-
Litigation charge	$-	$42.3	$-	$42.3
Special charges	$1.7	$(1.2)	$9.7	$1.4

Interest expense	$(1.4)	$(2.1)	$(4.4)	$(6.3)
Investment income	$0.3	$0.5	$1.0	$1.5
Other	$0.1	$0.6	$0.6	$0.3

Research and development expenses decreased 6.9 and 0.2 percent for the three- and nine-month periods ended June 30, 2012 as we continue to look for prudent opportunities to invest in this area.  Selling and administrative expenses declined for both periods and improved as a percentage of revenues by 280 and 180 basis points as increased spending associated with recent acquisitions and the incurrence of acquisition and integration costs were more than offset by lower legal costs and personnel costs, including lower incentive compensation costs of nearly $7 million and $12 million in each period.

During the second quarter of fiscal 2012, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  This resulted in a non-cash impairment charge of $8.0 million.  In addition, we also announced at that time a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company.  This resulted in a second quarter special charge of $4.8 million, net of reversals, primarily related to severance and other benefits to be provided to affected employees.  We also incurred at that time an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  During the third quarter of fiscal 2012, as we continued to implement our second quarter restructuring plan we incurred an additional charge of $1.7 million, related to severance and other related benefits.  Additional costs associated with these actions of $2 to $4 million are expected to be incurred during the fourth quarter.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2012, but some are likely to be incurred in fiscal 2013.  The actions are anticipated to yield annualized cost savings of approximately $18 million after full implementation.

During the third quarter of fiscal 2011, we recorded a litigation charge of $42.3 million in conjunction with reaching an agreement to settle a United States Office of Inspector General’s (“OIG”) investigation.

During the third quarter of fiscal 2011, we also recorded a benefit of $1.2 million primarily related to the net reversal of severance previously recorded in relation to a fourth quarter fiscal 2010 restructuring action.  The net charge of $1.4 million for the nine-month fiscal 2011 period relates mainly to write-downs of assets held for sale taken during both our second and third quarters.

Interest expense in both the three- and nine-month periods was lower on continued low interest rates and lower outstanding borrowings.

Reported and Adjusted Earnings

	Quarterly Period Ended June 30, 2012			Quarterly Period Ended June 30, 2011
	Income Before Income Taxes	Income Tax Expense	Diluted EPS**	Income Before Income Taxes	Income Tax Expense	Diluted EPS

Reported Earnings	$33.4	$10.0	$0.37	$3.6	$2.1	$0.02
Adjustments:
Vendor product recall	(1.7)	(0.7)	(0.02)	(0.6)	(0.2)	(0.01)
Acquisition and integration costs	1.9	0.7	0.02	-	-	-
Special charges	1.7	0.6	0.02	(1.2)	(0.3)	(0.01)
Field corrective action	16.0	5.9	0.16	-	-	-
Litigation charge	-	-	-	42.3	12.3	0.47
Adjusted Earnings	$51.3	$16.5	$0.56	$44.1	$13.9	$0.47

	Year To Date Period Ended June 30, 2012			Year To Date Period Ended June 30, 2011
	Income Before Income Taxes	Income Tax Expense	Diluted EPS**	Income Before Income Taxes and NCI *	Income Tax Expense	Diluted EPS**

Reported Earnings	$118.6	$37.0	$1.31	$99.1	$29.1	$1.09
Adjustments:
Vendor product recall	(4.8)	(1.9)	(0.05)	(1.4)	(0.5)	(0.01)
Acquisition and integration costs	5.5	1.5	0.06	-	-	-
Special charges	9.7	3.6	0.10	1.4	0.7	0.01
Impairment of other intangibles	8.0	2.1	0.09	-	-	-
Field corrective action	16.0	5.9	0.16	-	-	-
Litigation charge	-	-	-	42.3	12.3	0.47
Adjusted Earnings	$153.0	$48.2	$1.68	$141.4	$41.6	$1.55

*NCI refers to our noncontrolling interest in our former Encompass joint venture.
**May not add due to rounding.

The effective tax rate for the three- and nine-month periods ended June 30, 2012 was 29.9 and 31.2 percent compared to 58.3 and 29.4 percent for the comparable periods in the prior year.

The effective tax rate in the current quarter is lower than the prior year due to the effect of period tax items in the prior year, including the tax benefit associated with the litigation charge, measured against a lower income base.  In looking at the full year tax rate, the lower effective tax rate in fiscal 2011 reflects the benefits recognized from the difference in period items as well as the benefit of earnings in lower-rate jurisdictions, some of which were not subject to tax as a result of the utilization of previously unrecognized operating loss carryforwards.  The utilization of these loss carryforwards, most notably in France, benefited the prior year tax rate for the first nine months by approximately 1.8 percentage points.  In addition, the current year rate was negatively impacted by the expiration of the research and development tax credit effective December 31, 2011.

The adjusted effective tax rate for the three- and nine-month periods ended June 30, 2012 was 32.2 and 31.5 percent compared to 31.5 and 29.4 percent for the comparable periods in the prior year. The lower rate in fiscal 2011 is due primarily to the benefit of earnings in lower-rate jurisdictions and the effect of the research and development tax credit as outlined above.

Net income attributable to common shareholders was $23.4 million for the third quarter ended June 30, 2012 compared to $1.5 million in the prior year period.  On an adjusted basis, net income attributable to common shareholders increased $4.6 million, or 15.2 percent.  Diluted earnings per share increased from $0.02 in the prior year to $0.37 in the current quarter on a reported basis and by 19.1 percent on an adjusted basis.  Net income attributable to common shareholders for the year to date period was $81.6 million compared to $69.8 million in the prior year, an increase of 16.9 percent.  On an adjusted basis, net income attributable to common shareholders increased $5.2 million or 5.2 percent.  Diluted earnings per share increased 20.2 percent on a reported basis and 8.4 percent on an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended June 30		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
North America Acute Care	$226.5	$239.1	(5.3)	(5.1)
North America Post-Acute Care	46.0	51.6	(10.9)	(10.9)
International	134.0	94.1	42.4	53.6
Total revenues	$406.5	$384.8	5.6	8.5

Divisional income:
North America Acute Care	$36.6	$50.0	(26.8)
North America Post-Acute Care	6.9	9.6	(28.1)
International	5.8	5.1	13.7
Corporate Expenses	(13.2)	(19.0)	(30.5)
Total divisional income	$36.1	$45.7	(21.0)

	Year To Date Period Ended June 30		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
North America Acute Care	$700.5	$708.5	(1.1)	(1.0)
North America Post-Acute Care	145.6	156.1	(6.7)	(6.7)
International	356.6	296.5	20.3	24.9
Total revenues	$1,202.7	$1,161.1	3.6	4.9

Divisional income:
North America Acute Care	$150.7	$157.3	(4.2)
North America Post-Acute Care	24.6	31.9	(22.9)
International	12.6	19.8	(36.4)
Corporate Expenses	(48.8)	(61.7)	(20.9)
Total divisional income	$139.1	$147.3	(5.6)

North America Acute Care

North America Acute Care revenues decreased 5.3 percent for the three-month period ended June 30, 2012, and 1.1 percent for the nine-month period.  Capital sales were down for the quarter by 4.6 percent related primarily to volume declines in our patient support systems sales, which were down 12.3 percent in a difficult North American healthcare environment with continued pressure on capital spending.  Capital sales for the first nine months increased 0.5 percent, primarily the result of strong sales of patient support system products in the first quarter and information technology products throughout the year, partially offset by lower sales in Canada.  Rental revenues declined in both periods by 7.2 and 5.5 percent, with declines in both the therapy and movable medical equipment product lines.  Volume declines are attributable to the lower indications of flu, continued initiatives by hospitals to control operating costs and competitive pressures.

North America Acute Care divisional income decreased for the three- and nine-month periods due primarily to a field corrective action in the third quarter of $16.0 million, which was only partially offset by operating expense favorability.  Capital margins declined for both the three- and nine-month periods, impacted by the field corrective action, while rental margins improved for both periods due to gains recognized in connection with a vendor product recall of $1.7 million and $4.8 million for the three- and nine-month periods exceeding the gains of $0.6 million and $1.4 million for the same product recall in the prior year results.  Operating expenses were favorable for both periods due to lower personnel costs.

North America Post-Acute Care

North America Post-Acute Care capital sales declined 1.7 percent for the three-month period ended June 30, 2012, while increasing 0.3 percent for the nine-month period.  Rental revenues decreased 13.6 and 8.8 percent for the three- and nine-month periods as a result of lower rental volumes across all businesses for both periods, along with lower pricing in some areas.

North America Post-Acute Care divisional income decreased for both periods due to a decline in gross profit on lower revenues and slightly lower gross margins.  This was partially offset by a decline in operating expenses year-over-year due to favorable variable selling and incentive compensation costs.

International

International capital sales increased 52.1 and 24.6 percent for the three- and nine-month periods ended June 30, 2012, and increased 63.5 and 29.3 percent on a constant currency basis for the same periods, due to strong sales in the Middle East and Eastern European regions coming from large tender wins, as well as the sales included from our second quarter fiscal 2012 acquisition of Völker.  This favorability was partially offset by lower Western European revenues coming from a difficult business environment.  Rental revenues declined during both periods by 11.9 and 6.0 percent on a reported basis and 2.1 and 1.4 percent on a constant currency basis.  The rental decrease was the result of increasing price pressures, which were only partially offset by continued growth in bariatric product rentals.

While International divisional income increased somewhat for the three-month period ended June 30, 2012, it declined over the nine-month period despite the stronger revenues in each period.  During the third quarter, our gross profit increased on the higher revenues while margins declined related primarily to the generally lower margins associated with Völker products, lower margins on certain tender wins, unfavorable product mix and slightly higher commodity pricing.  For the nine-month period, gross profit increased on higher revenues while gross margins declined based on the same factors as outlined for the third quarter, along with higher fuel pricing.  Operating expenses have also increased in both periods related primarily to costs introduced by our recent acquisitions.

Liquidity and Capital Resources

	Year To Date Period Ended June 30
	2012	2011
Cash Flows Provided By (Used In):
Operating activities	$187.4	$189.2
Investing activities	(121.3)	(46.4)
Financing activities	(71.2)	(48.8)
Effect of exchange rate changes on cash	0.5	4.0
Increase (Decrease) in Cash and Cash Equivalents	$(4.6)	$98.0

Operating Activities

Cash provided by operating activities during fiscal 2012 was driven primarily by net income and collections of high year-end receivables.  These sources of cash were offset by the payout of our performance-based compensation related to our 2011 fiscal year.  Cash provided by operating activities was relatively flat compared to the first nine months of fiscal 2011.

Investing Activities

Cash used for investing activities was driven by our acquisition of the Völker group ($77.0 million) as well as capital expenditures, which increased slightly year over year.

Financing Activities

Cash used for financing activities during fiscal 2012 consisted mainly of debt payments of $55.3 million as well as cash dividend payments.  The increase in the use of cash compared to the first nine months of fiscal 2011 was due to the debt payments in fiscal 2012 exceeding the fiscal 2011 repurchased shares of common stock, the purchase of the remaining 40 percent noncontrolling interest in our former Encompass joint venture, offset by our proceeds on stock option exercises in the prior year.  In addition, we increased our cumulative dividends paid for the nine-month period by a total of $0.045 per share compared to the same period in the prior year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of June 30, 2012, we held investment securities with a fair value of $7.3 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, which we have corroborated, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.

At June 30, 2012, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a $500 million five-year senior revolving credit facility, which expires on March 28, 2013, however, we expect to renew the credit facility in the current fiscal year.  As of June 30, 2012, we had outstanding borrowings of $45.0 million, and $5.8 million of outstanding, undrawn letters of credit under the facility, leaving $449.2 million of borrowing capacity available.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of June 30, 2012, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2011, our latest measurement date, our pension plans were underfunded by approximately $79.0 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2012.

As disclosed in our 2011 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board of Directors.  We are not currently permitted to increase our dividend, absent a waiver from Hillenbrand, Inc. pursuant to the Distribution Agreement entered into in conjunction with the spin-off of our former funeral services business in 2008.  During the second quarter of fiscal 2012, our Board of Directors approved a dividend increase, which is in accordance with the waiver received from Hillenbrand, Inc. under the requirements of the Distribution Agreement.

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

As of June 30, 2012, 2.0 million shares remain available for purchase under our existing board authorization, which does not have an expiration date.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2011 impacting our contractual obligations and contingent liabilities and commitments except as discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made.  Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.  A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K.  Except as described in the following paragraphs, there have been no material changes to such policies since September 30, 2011.

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

The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine that a reporting unit’s carrying value would be more likely than not to exceed its fair value.  The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value.  As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered included the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units.  The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance were compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.  Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings.  Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts.  In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.  Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in this qualitative impairment test.  Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

Quantitative testing involves a two-step process. The first step, used to identify potential impairment, is a comparison of each reporting unit’s estimated fair value to its carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired.  If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment.  The second step requires us to calculate an implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

The fair value of our reporting units in the first step of our quantitative impairment process requires significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium.  In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions.   There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them.  The use of different assumptions, estimates or judgments in either step of the process could materially increase or decrease the related impairment charge.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At June 30, 2012, the notional amount of open foreign exchange contracts was $10.7 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Form 10-K.

Item 4.     CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the information required to be disclosed in the reports we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.  Except as described in the following paragraphs, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We utilize a company-wide information technology (“IT”) platform.  This IT platform is integrated into substantially all of our company-wide operations and materially impacts our manufacturing, sales, accounting and other back-office functionality.  During the third quarter of fiscal 2012, we implemented the final phase of a multi-year upgrade to this platform.  This upgrade included changes to the design and operation of controls over financial reporting as well as monitoring controls surrounding the implementation of these changes.  We tested controls for design effectiveness prior to implementation of each phase, and operating effectiveness during and after implementation.

On February 13, 2012, we completed the Völker acquisition.  We are in the process of integrating Völker into our existing internal control environment.  We expect to exclude Völker from the assessment of internal control over financial reporting as of September 30, 2012.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

Refer to Note 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.   RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011.  Except as described in the following paragraph, there have been no material changes to the risk factors described in that report.

In September and October of 2011, the United States Food and Drug Administration (the “FDA”) conducted an inspection at our Batesville, Indiana, production facilities.  The inspection covered our production processes and certain promotional materials.  At the close of the inspection, the FDA issued a Form 483 identifying certain observed instances of non-compliance with FDA regulations.

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

We have provided detailed responses to the FDA as to corrective actions on a regular basis.  The FDA has provided us a detailed evaluation of our response, and indicated their general satisfaction with the majority of our corrective actions.  We are working with the FDA on the remaining items.  The warning letter does not restrict our ability to manufacture or seek 510(K) clearance of products, nor does it require the withdrawal of any product from the marketplace.  We believe that these matters will not have a material impact on our financial results. However, we cannot give any assurances that the FDA will be satisfied with our response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1, 2012 - April 30, 2012	57	$32.65	-	1,980,000
May 1, 2012 - May 31, 2012	0	-	-	1,980,000
June 1, 2012 - June 30, 2012	0	-	-	1,980,000
Total	57	$32.65	-	1,980,000

(1)	All shares purchased during the three-month period ended June 30, 2012 were in connection with employee payroll tax withholding for restricted and deferred stock distributions.

(2)
As of June 30, 2012, a cumulative total of 26.7 million shares have been repurchased under this existing authorization, which does not have an expiration date.  Currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: July 26, 2012	By:	/s/ Mark J. Guinan
	Name: Title:	Mark J. Guinan Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)