Form 10-K
period 2012-09-30
Hill-Rom Holdings, Inc.
filed 2012-11-15
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2012
OR
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
Yes ☐                       No ☑

The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $2.0 billion, based on the closing sales price of $33.41 per share as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.

The registrant had 60,808,647 shares of its common stock, without par value, outstanding as of November 6, 2012.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 8, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2012

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

Item 1. BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) (formerly known as Hillenbrand Industries, Inc.) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.  In February 2012, we acquired Völker, a German manufacturer and distributor of patient support surfaces.  In July 2012, we acquired Aspen Surgical, a U.S.-based manufacturer of surgical products including the Bard-Parker® line of blades and scalpels.

Segment Information

We operate and manage our business within three reportable segments, each of which is generally aligned by region or product type.  The segments are as follows:

●	North America - sells and rents our patient support and near-patient technologies and services, as well as our health information technology solutions, in the U.S. and Canada.

●	Surgical and Respiratory Care - sells and rents our surgical and respiratory care products in all settings.

●	International - sells and rents similar products as our North America segment in regions outside of the U.S. and Canada

Net revenues, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.  No single customer accounts for more than 10 percent of our revenue in any segment.

Products and Services

We have extensive distribution capabilities and broad reach across all health care settings. We sell and rent primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors, but we also sell products to patients in the home.  Through our network of approximately 170 North American and 34 international service centers, and approximately 1,200 North American and 340 international service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent our products.  This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and integrated delivery networks (“IDNs”).

Our products and services are outlined below.  Except where noted, we generally sell products and services and rent from each of our product categories in all of our business segments.

Patient Support Systems. Our innovative patient support systems include a variety of bed systems, along with integrated and non-integrated therapeutic bed surfaces, that are rented and sold by our North America and International segments.  These patient support systems can be designed for use in high, mid and low acuity settings, depending on the specific design options.  Our advanced patient support systems can also provide patient data reporting (e.g., weight and therapy statistics); patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning; wound healing and prevention; pulmonary treatment; point of care controls; and patient turn assist and upright positioning. Approximately 53, 51 and 49 percent of our revenues during fiscal 2012, 2011 and 2010, were derived from patient support systems.

Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces designed for the prevention and treatment of a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions. These products are rented and sold by our North America and International segments, primarily in the U.S., Canada and Europe, with the exception of our respiratory care products.  Our respiratory care products are sold by our Surgical and Respiratory Care and International segments.  Approximately 25, 29 and 30 percent of our revenues were derived from these therapeutic products in fiscal 2012, 2011 and 2010.

Medical Equipment Management and Contract Services. We provide rentals and health care provider asset management services for a wide variety of moveable medical equipment, also known as MME, such as ventilators, defibrillators, intravenous pumps and patient monitoring equipment in our North America segment. In addition, we also sell equipment service contracts for our capital equipment, primarily in the U.S.  Approximately 8, 9 and 10 percent of our revenues were derived from these products and services in fiscal 2012, 2011 and 2010.

Patient Environment and Mobilization Solutions. These products include mobility solutions (such as lifts and other devices used to safely move patients), architectural products (such as headwalls and power columns) and health care furniture.  Patient environment and mobility solutions products are sold by our North America and International segments, primarily to acute and extended care health care facilities worldwide.

Health Information Technology Solutions. We also develop and market a variety of communications technologies and software solutions.  These are designed to improve patient safety and efficiency at the point of care by, among other things, enabling patient-to-staff and staff-to-staff communications, and aggregating and delivering patient data.  These products are sold mainly to our North America customers.

Surgical Products. We offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table.  In addition, via our acquisition of Aspen Surgical, we offer operating room disposable products such as scalpel and blade and handle systems, disposable scalpels, skin markers and other disposable products.  These products are sold by our Surgical and Respiratory Care segment.

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

Competition

In all our business segments, we compete on the basis of clinical expertise and resulting product clinical utility and ability to produce favorable outcomes, as well as value, quality, customer service, innovation and breadth and depth of product offerings.  As our business segments generally sell products and services across our product categories, we evaluate our competition based on our product categories, rather than our business segments.

The following table displays our significant competitors with respect to each product category:

Product Categories	Competitors
Patient Support Systems	Stryker Corporation ArjoHuntleigh (Division of Getinge AB) Linet Stiegelmeyer Invacare Joerns Healthcare

Non-Invasive Therapeutic Products	SIZEWise Rentals, LLC RecoverCare, LLC ArjoHuntleigh (Division of Getinge AB)

Medical Equipment Management and Contract Services	Universal Hospital Services, Inc. Freedom Medical, Inc.

Patient Environment and Mobility Solutions	ArjoHuntleigh (Division of Getinge AB) Guldmann Amico Modular Services Herman Miller Healthcare

Health Information Technology Solutions	Rauland-Borg Corporation Ascom Holding West-Com Nurse Call Systems, Inc. Intego Systems, Inc. SimplexGrinnell LP Jeron Electronic Systems, Inc.

Surgical Products	MizuhoOSI Tenet Medical (part of Smith & Nephew) Schuerch Medical Action Medical Myco Medical Swann-Morton

Additionally, we compete with a large number of smaller and regional manufacturers.

Regulatory Matters

FDA Regulation. We design, manufacture, install and distribute medical devices that are regulated by the Food and Drug Administration (“FDA”) in the U.S. and similar agencies in other countries. The regulations and standards of these agencies evolve over time and require us to make changes in our manufacturing processes and quality systems to remain in compliance.  The FDA’s Quality System regulations and the regulatory equivalents under the Medical Device Directive in the European Union set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities.  From time to time, the FDA performs routine inspections of our facilities and may inform us of certain deficiencies in our processes or facilities.  We currently have an outstanding FDA warning letter for our Batesville facility that was received in 2012.  See Item 1A. “Risk Factors” for additional information.  In addition, there are also certain state and local government requirements that must be complied with in the manufacturing and marketing of our products.

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

Health Care Regulations. The health care industry continues to undergo significant change.  In March 2010, comprehensive health care reform legislation was signed into law through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and health care outcomes.  These objectives are being advanced through a variety of reform initiatives including: value based purchasing, competitive bidding programs, etc.  The potential impact of these changes to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Product Development

Most of our products and product improvements have been developed internally. We maintain close working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Batesville, Indiana; Cary, North Carolina; Lulea, Sweden; Montpelier and Pluvigner, France; and Singapore.

Research and development is expensed as incurred. Research and development expense for the fiscal years ended September 30, 2012, 2011 and 2010, was $66.9 million, $63.8 million and $58.3 million.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years 2012, 2011 and 2010 were approximately $2.3 million, $2.1 million and $4.8 million.

Patents and Trademarks

We own, and from time-to-time license, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to our business as a whole.  We also own a number of trademarks and service marks relating to our products and product services.  Except for the marks “Hill-Rom” and “Bard-Parker®” we do not believe any single trademark or service mark is of material significance to our business as a whole.

Foreign Operations and Export Sales

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 of Notes to Consolidated Financial Statements, included herein under Part II, Item 8 - Financial Statements and Supplementary Data.

Employees

At September 30, 2012, we had approximately 6,950 employees worldwide. Approximately 240 of our employees work in our logistics and manufacturing operations in the U.S. under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. The collective bargaining agreement at our primary U.S. manufacturing facility will expire in January 2013, and we are currently in negotiations to enter a new agreement. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.

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

John J. Greisch, 57, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter's Chief Financial Officer and as President of Baxter's BioScience division.

Mark Guinan, 50, was elected as our Senior Vice President and Chief Financial Officer in December 2010.  Mr. Guinan previously held a variety of positions with Johnson & Johnson, most recently as the Chief Procurement Officer since October 2009.  Prior to that, he served as Vice President - Finance, Global Pharmaceutical Group, and Vice President - Finance, Global R&D and Business Operations.

Andreas Frank, 36, joined Hill-Rom as Senior Vice President Corporate Development and Strategy in October 2011.  Before joining Hill-Rom, Mr. Frank was Director Corporate Development at Danaher Corporation. Previously he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Alejandro Infante Saracho, 51, was elected Senior Vice President and President International for Hill-Rom effective May 2010. Before joining the Company, he spent more than 25 years with Hospira and Abbott serving in a number of executive positions, including President of the Americas, General Manager International Operations and Regional Director Latin America for Hospira.

Scott Jeffers, 42, was elected Senior Vice President, Global Supply Chain for Hill-Rom in September 2010.  Before joining Hill-Rom, he held a number of senior operational positions in GE Healthcare including General Manager of Global Lean Enterprise; General Manager of Global Supply Chain for Life Support Solutions; and General Manager of Global Sourcing & Operational Excellence for the Clinical Systems business.  Prior to joining GE, Mr. Jeffers was an officer in the United States Air Force.

Richard G. Keller, 51, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 2005.  He had served as Executive Director - Controller of Hill-Rom since March 2004.

Brian Lawrence, 42, was elected Senior Vice President and Chief Technology Officer for Hill-Rom effective December, 2010. Mr. Lawrence joined Hill-Rom from GE Healthcare, where he was Chief Technology Officer for Life Support Solutions and held a number of other leadership and innovation positions in GE's Global Research Center.

Susan R. Lichtenstein, 55, was elected Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary for Hill-Rom effective May 2010. Previously she was Corporate Vice President and General Counsel at Baxter International, where she was responsible for global legal matters, corporate communications and government affairs.

Michael Macek, 40, was elected Treasurer in March 2011. Mr. Macek held the position of Executive Director, Treasury for Hill-Rom since 2008, and a series of financial positions with Hill-Rom since 2005.

Michael Murphy, 48, was elected as the Senior Vice President, Quality Assurance/Regulatory Affairs effective July 11, 2012.  Mr. Murphy held the position of Vice President Quality Assurance & Regulatory Affairs for Hill-Rom since May 2011. Before joining Hill-Rom, he was at Baxter International, where he served as Vice President of Quality for Baxter's EMEA division, headquartered in Zurich, Switzerland, and as Vice President-Corporate Quality. Previously he held numerous QA/RA leadership roles at Boston Scientific and at Harmac Medical Products.

Michael Oliver, 59, was appointed Senior Vice President and Chief Human Resources Officer for Hill-Rom in March 2011. Prior to joining Hill-Rom, Mr. Oliver was the Vice President and Chief Human Resources Officer for Pactiv Corporation and from 1997 to 2008 he was Senior Vice President for Brady Corporation.

Gregory Pritchard, 54, was named Senior Vice President and President, Surgical and Respiratory Care in July 2012. Previously, Mr. Pritchard served as President and Chief Executive Officer of Aspen Surgical.  He has more than 25 years of experience in the health care industry, serving in management positions at American Hospital Supply, Baxter, Allegiance Healthcare and Cardinal Health.

Blair A. (Andy) Rieth, Jr., 54, was hired as Vice President of Investor Relations of the Company in June 2006.  Prior to joining us, he was the Investor Relations Officer of Guidant Corporation from 2000 to 2006.

Alton Shader, 39, was elected Senior Vice President and President North America of the Company in July 2012.  He had served as Senior Vice President and President, Post-Acute Care with Hill-Rom since July 2011.  Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter's operations in Zurich and in California.

Availability of Reports and Other Information

Our website is www.Hill-Rom.com. We make available on this website, free of charge, access to our annual, quarterly and current reports and other documents we file with, or furnish to, the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website position specifications for the Chairman, members of the Board of Directors and the Chief Executive Officer, our Code of Ethical Business Conduct (and any amendments or waivers), the Corporate Governance Standards of our Board of Directors and the charters of each of the standing committees of the Board of Directors. All of these documents are also available to shareholders in print upon request.

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

We face significant uncertainty in the industry due to government health care reform, changes in Medicare, Medicaid and other governmental medical program reimbursements, and we cannot predict how these reforms will impact our operating results.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us.  In addition, Medicare, Medicaid and managed care organizations are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce the program expenditures, could adversely affect the portions of our businesses that are dependent on third-party reimbursement. The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.

Failure by us or our suppliers to comply with the FDA regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical devices that are regulated by the FDA in the U.S. and similar agencies in other countries.  Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenues and profitability. On March 6, 2012, we received a warning letter from the FDA following an inspection by the FDA at our Batesville, Indiana production facilities.  At the close of the inspection, the FDA issued a Form 483 identifying certain observed instances of non-compliance with FDA regulations.  The Warning letter reiterated the items raised in the Form 483 and also identified certain instances of non-compliance with FDA requirements regarding our advertising and promotion of certain products.  Although remediation efforts are underway, we cannot assure you if or when we will address all matters in the warning letter to the FDA’s satisfaction.  Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us; as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.

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

From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs.  On occasion, these reviews identify overpayments for which we submit refunds.  At other times, our own internal audits identify the need to refund payments.  We anticipate that the frequency and intensity of the government audits and review processes will intensify in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.

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

We could be materially impacted if so-called “sequestration” goes into effect and federal spending reductions are implemented, or if Congress takes additional action to avoid sequestration being triggered.

The 2011 Budget Control Act called for a 12-member debt panel to develop and pass at least $1.2 trillion in federal spending cuts over 10 years.  However, since the panel failed to reach an agreement, the law, unless changed by Congress, will trigger billions of dollars in automatic cuts known as “sequestration” beginning in February 2013.  At this time, we are uncertain if sequestration will occur or if Congress will change the law. Should sequestration occur, we are unable to quantify whether the impact upon us will be material.  Moreover, if Congress does change the law and sequestration does not occur, we cannot predict the outcome of those changes or its impact on our results.

We participate in a highly competitive industry that is subject to the risk of declining demand and pricing pressures, which could adversely affect our operating results.

Demand for our products and services depend in large part on overall demand in the health care market.  Further, the competitive pressures in our industry could cause us to lose market share unless we increase our expenditures or reduce our prices, which would adversely impact our operating results.  The nature of this highly competitive marketplace demands that we successfully introduce new products into the market in a cost effective manner (more fully detailed below).  These factors, along with others, may result in significant shifts in market share among the industry's major participants, including us.  Accordingly, if we are unable to effectively differentiate ourselves from our competitors then our market share, sales and profitability could be adversely impacted through lower volume or decreased prices.

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

Further adverse developments in general domestic and worldwide economic conditions and instability and disruption of credit markets could have further adverse effects on our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets.  The credit and capital markets experienced extreme volatility and disruption over the past several years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending.  These recessionary conditions caused customers to reduce, modify, delay or cancel plans to purchase our products and services.  If our customers continue to reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer or that do not comprise a large percentage of our product portfolio, it could negatively impact our operating results.  Moreover, even if our revenues remain constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins.  If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care.

The assets in our pension plans are subject to market disruptions.  In addition our pension plans are underfunded.

Our pension plans invest in a variety of equity and debt securities, including securities that have been adversely affected by the disruption in the credit and capital markets. Our pension plans were underfunded at September 30, 2012 by approximately $81 million.  Market volatility and disruption could cause further declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.

Our business is significantly dependent on major contracts with GPOs and IDNs.

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

Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through increases in the prices of our products could adversely affect our results of operations. There can be no assurance that the market place will support higher prices or that such prices and productivity gains will fully offset any commodity price increases in the future, especially in light of the increased pricing pressures as discussed above. We generally have not engaged in hedging transactions with respect to raw material purchases, but do enter into fixed price supply contracts at times. Future decisions not to engage in hedging transactions or ineffective hedging transactions may result in increased price volatility, potentially adversely impacting our profitability.

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

We manufacture the majority of our products in only a single facility or location.  If an event occurred that resulted in material damage to one or more of these manufacturing facilities or we lacked sufficient labor to fully operate the facility, we may be unable to transfer the manufacture of the relevant products to another facility or location in a cost-effective or timely manner, if at all.  This potential inability to transfer production could occur for a number of reasons, including but not limited to a lack of necessary relevant manufacturing capability at another facility, or the regulatory requirements of the FDA or other governmental regulatory bodies.  Such an event would materially negatively impact our financial condition, results of operation and cash flows.

Our international sales and operations are subject to risks and uncertainties that vary by country which could have a material adverse effect on our business and/or results of operations.

International sales accounted for approximately 34 percent of our net sales in fiscal 2012. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the U.S.  As a result, our international sales, as well as our sales in the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.  In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities to initiate various austerity measures to control healthcare and other governmental spending.

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

We expect to grow our business in the future through mergers, acquisitions and other similar business arrangements.  We may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing on acceptable terms. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.  In 2012, we completed the acquisitions of German-based Völker group and Aspen Surgical.  Additionally, we may not be fully successful in our integration efforts or fully realize expected benefits from the integration.  Our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments which could result in significant charges in our Statements of Consolidated Income.  Moreover, the margins for these companies may differ from our historical gross and operating margins resulting in a material adverse effect on our results of operations.

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

Approximately 4 percent of our employees as part of our logistics and manufacturing operations in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 20 percent of our employees. The collective bargaining agreement at our primary U.S. manufacturing facility will expire in January 2013 and negotiations for a new agreement are underway. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES

The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Caledonia, Michigan; Cary, North Carolina; Chicago, Illinois, St. Paul, Minnesota; Singapore; and Redditch, UK, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description and Primary Use

Acton, MA	Light manufacturing, development and distribution of health care equipment Office administration

Batesville, IN	Manufacturing, development and distribution of health care equipment Office administration

Caledonia, MI	Manufacturing, development and distribution of surgical products Office administration

Cary, NC	Development of health care equipment Office administration

Charleston, SC	Development and distribution of medical devices Office administration

Chicago, IL	Office administration

St. Paul, MN	Office administration

Montpellier, France	Manufacturing and development of medical devices

Pluvigner, France	Manufacturing, development and distribution of health care equipment Office administration

Hainichen, Germany	Manufacturing and distribution of health care equipment

Witten, Germany	Manufacturing, development and distribution of health care equipment Office administration

Monterrey, Mexico	Manufacturing of health care equipment

Las Piedras, Puerto Rico	Manufacturing of surgical products

Singapore	Manufacturing and development of health care equipment Office administration

Lulea, Sweden	Manufacturing, development and distribution of safe mobility and handling solutions Office administration

Redditch, UK	Manufacturing and distribution of surgical products Office administration
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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 6, 2012 was $27.82 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Years Ended September 30
	2012			2011
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$35.11	$28.63	$0.1125	$43.80	$35.49	$0.1025
March 31	$36.13	$29.44	$0.1250	$44.00	$34.89	$0.1025
June 30	$34.17	$28.08	$0.1250	$47.19	$37.92	$0.1125
September 30	$32.69	$24.69	$0.1250	$48.80	$26.90	$0.1125

Holders

As of November 6, 2012, there were approximately 20,400 shareholders of record.

Dividends

The declaration and payment of cash dividends is at the sole discretion of our Board of Directors (“Board”) and depends upon many factors, including our financial condition, earnings potential, capital requirements, alternative uses of cash, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board. We have paid cash dividends on our common stock every quarter since our initial public offering in 1971.  We intend to continue to pay quarterly cash dividends equal to or greater than those paid since the spin-off of our funeral services business on April 1, 2008.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of
			of Shares	Shares That
	Total		Purchased as	May Yet Be
	Number	Average	Part of Publicly	Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased (1)	per Share	Programs (2)	or Programs (2)

July 1, 2012 - July 31, 2012	-	$-	-	1,980,000
August 1, 2012 - August 31, 2012	200,779	27.09	200,000	1,780,000
September 1, 2012 - September 30, 2012	1,275,000	29.01	1,275,000	505,000
Total	1,475,779	$28.75	1,475,000

(1)
Shares purchased during the quarter ended September 30, 2012 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
As of September 30, 2012 the total number of shares available for repurchase was 28.7 million shares of which a cumulative total of 28.2 million shares have been repurchased under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.  In October 2012, the Board approved an expansion of its previously announced share repurchase authorization by 3.5 million shares, bringing the total number of shares available for repurchase to 32.2 million shares.

Stock Performance Graph

The following graph compares the return on our common stock (as Hillenbrand Industries, Inc. through March 31, 2008) with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and our Peer Group* for the five years ended September 30, 2012. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2007 and that all dividends were reinvested.  The spin-off of our funeral services business at March 31, 2008 was treated as a reinvestment of a special dividend effective April 1, 2008 pursuant to SEC rules.  The special dividend was based on the value of one share of Hillenbrand, Inc. (the holding company for the funeral services business) which was distributed as part of the spin-off.

	2007	2008	2009	2010	2011	2012
HRC (HB through March 31, 2008)	$100	$105	$78	$130	$110	$108
S & P 500	100	75	68	74	73	93
Peer Group	100	90	85	100	100	127

	April 1, 2008	September 30, 2008	September 30, 2009	September 30, 2010	September 30, 2011	September 30, 2012
HRC	$100	$115	$85	$142	$120	$118
S & P 500	100	85	77	83	83	105
Peer Group	100	91	85	100	100	128

*
For purposes of the Stock Performance Graphs above, our Peer Group is comprised of: Alere Inc.; C.R. Bard, Inc.; CareFusion Corp.; Chemed Corp.; Conmed Corporation; Dentsply International Inc.; Edwards Lifesciences Corporation; Hologic, Inc.; Hospira, Inc.; IDEXX Laboratories, Inc.; Integra Lifesciences Holdings Corporation; Intuitive Surgical, Inc.; Invacare Corporation; Mednax, Inc.; Mettler-Toledo International Inc.; PerkinElmer, Inc.; ResMed Inc.; Sirona Dental Systems Labs, Inc.; Steris Corporation; Teleflex, Inc.; The Cooper Companies, Inc.; Varian Medical Systems, Inc; West Pharmaceutical Services, Inc.; and Zimmer Holdings, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 8, 2013, and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30. Statement of Consolidated Income data reflects our consolidated results on a continuing operations basis with the results of our former funeral services business reflected as discontinued operations in fiscal 2008. Balance sheet and cash flow data, for periods prior to consummation of the spin-off of the funeral services business at the end of the second fiscal quarter of 2008, have not been adjusted. Also see Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

(In millions except per share data)	2012	2011	2010	2009	2008

Net revenues	$1,634.3	$1,591.7	$1,469.6	$1,386.9	$1,507.7
Income (loss) from continuing operations	$120.8	$133.5	$126.0	$(405.0)	$67.1
Income from discontinued operations	$-	$-	$-	$-	$48.7
Net income (loss) attributable to common shareholders	$120.8	$133.3	$125.3	$(405.0)	$115.8
Income (loss) attributable to common shareholders per share
from continuing operations - Diluted	$1.94	$2.09	$1.97	$(6.47)	$1.07
Income per share from discontinued operations - Diluted	$-	$-	$-	$-	$0.78
Net income (loss) attributable to common shareholders per share - Diluted	$1.94	$2.09	$1.97	$(6.47)	$1.85
Total assets	$1,627.6	$1,299.1	$1,245.6	$1,232.6	$1,689.9
Long-term obligations	$237.5	$50.8	$98.5	$99.7	$100.3
Cash flows from operating activities	$261.7	$222.5	$139.8	$225.7	$270.5
Capital expenditures	$77.8	$68.9	$64.7	$63.9	$102.6
Cash dividends per share	$0.49	$0.43	$0.41	$0.41	$0.78

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

Key Factors Impacting Our Business

Industry-wide Demand and Cost Pressures.  We believe that over the long term, overall patient and provider demand for health care products and services will continue to grow as a result of a number of factors, including an aging population, longer life expectancies, greater access to medical insurance through government regulation and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. In contrast, however, health care providers across the care continuum are under continued pressure to improve efficiency and control costs, possibly reducing demand for our products and services. These pressures may occur for a number of reasons, including declining commercial third-party payor reimbursement rates and government regulation.  In addition, an increasing number of our customers are purchasing through GPO agreements or other large contracts, where they may be able to purchase at lower prices than they would be able to individually.  Moreover, general economic pressures have caused some governmental authorities to initiate various austerity measures to control healthcare spending, reducing direct spending in addition to governmental reimbursement rates.  These factors may decrease demand for our products, decrease payments to us, or both.  Although we believe that industry demand will increase over time, a lack of demand growth could impact our ability to grow revenues.

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

Mergers and Acquisitions. We have made several recent acquisitions, most notably the acquisitions of Aspen Surgical and Völker.  In addition, our stated capital allocation strategy anticipates that we may make additional acquisitions in the future.  Our past and future acquisitions (to the extent that we make them) will materially impact our results of operations, by increasing our revenue and revenue growth rates, increasing our ongoing operational selling and administrative expenses, adding incremental acquisition and integration related costs, and creating additional non-cash charges associated with the amortization of tangible and intangible assets resulting from purchase accounting.  Moreover, to the extent that we acquire businesses that have financial drivers different than our current businesses, our future results of operations will be subject to additional or different factors impacting our financial performance.

Rising Acuities and Technological Impact.  As a result of the growing population of the elderly and obese, health care systems are challenged to treat rising incidences of complex diseases and conditions such as diabetes, congestive heart failure and respiratory disease. Patients are being moved through the hospital faster and generally desire to rapidly move to lower acuity settings. We believe that this increases the demand for more sophisticated means to care for these patients, such as improved medical technologies, communication tools and information technologies.  The increasing utilization of these technologies and our ability to meet changing demand with new differentiated products will impact our ability to increase revenue and improve margins in the future.

Increasing Operational Efficiency.  We have and will continue to undertake initiatives to improve our operating efficiency, including business realignments, employee reductions in force, product rationalizations, lower sourcing costs and continuous improvement activities in our manufacturing facilities and back office functions. Throughout the year we gradually realized the efficiencies of these multiple actions and we believe our operating expenses and margins will continue to be positively impacted, but these activities may not produce the full efficiency and cost reduction benefits we expect, in a timely fashion or at all. Further, we may utilize savings produced to reinvest in (or fund) other business priorities.

Patient and Caregiver Safety and Quality.  An increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, caregiver shortages, worker related injuries, the aging workforce and other staffing requirements have led to increasing emphasis on caregiver injury prevention.  Several pieces of legislation have been enacted over the past few years to address these areas including the "pay for performance" initiative by the Centers for Medicare and Medicaid Services ("CMS") which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hospitals may experience reduced reimbursement for hospital acquired adverse events, making a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above can be mitigated in part by our technologies, processes and services. We are well positioned to benefit from the emphasis being placed on patient safety due to our products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings.

Related to caregiver safety, certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals.  In the U.S., several states have enacted or introduced legislation and, most recently, The Nurse and Health Care Worker Protection Act of 2009 was introduced in Congress aimed at eliminating manual patient lifts and transfers.  We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback.  Overall increasing emphasis on patient and caregiver safety and quality could increase demand for our products and services.

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

RESULTS OF OPERATIONS

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Years Ended September 30
		% of Related		% of Related		% of Related
(In millions except per share data)	2012	Revenues	2011	Revenues	2010	Revenues
Net Revenues
Capital sales	$1,198.2	73.3%	$1,119.0	70.3%	$996.6	67.8%
Rental revenues	436.1	26.7%	472.7	29.7%	473.0	32.2%
Total Revenues	1,634.3	100.0%	1,591.7	100.0%	1,469.6	100.0%
Gross Profit
Capital sales	507.8	42.4%	512.2	45.8%	448.0	45.0%
Rental revenues	246.9	56.6%	269.1	56.9%	268.6	56.8%
Total Gross Profit	754.7	46.2%	781.3	49.1%	716.6	48.8%
Research and development expenses	66.9	4.1%	63.8	4.0%	58.3	4.0%
Selling and administrative expenses	496.4	30.4%	502.0	31.5%	474.6	32.3%
Litigation (credit) charge	(3.6)	-0.2%	47.3	3.0%	(21.2)	-1.4%
Impairment of goodwill and other intangibles	8.0	0.5%	-	-	-	-
Special charges	18.2	1.1%	1.4	0.1%	13.2	0.9%
Operating Profit	168.8	10.3%	166.8	10.5%	191.7	13.0%
Other income (expense), net	(5.3)	-0.3%	(7.1)	-0.4%	(8.8)	-0.6%
Income Before Income Taxes	163.5	10.0%	159.7	10.0%	182.9	12.4%
Income tax expense	42.7	2.6%	26.2	1.6%	56.9	3.9%
Net Income	120.8	7.4%	133.5	8.4%	126.0	8.6%
Less: Net income attributable to noncontrolling interest	-	-	0.2	-	0.7	-
Net Income Attributable to Common Shareholders	$120.8	7.4%	$133.3	8.4%	$125.3	8.5%

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.94		$2.09		$1.97

Note: Certain percentage amounts may not add due to rounding.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenues

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2012	2011	As Reported	Currency
Revenues:
Capital sales	$1,198.2	$1,119.0	7.1	8.9
Rental revenues	436.1	472.7	(7.7)	(7.0)
Total Revenues	$1,634.3	$1,591.7	2.7	4.2

Capital sales increased, primarily as a result of incremental sales due to our Völker and Aspen Surgical acquisitions.  Sales in our International segment also increased due to strong growth in the Middle East and Eastern European regions, partially offset by lower Western European revenues.  North America capital sales declined for the year, where patient support system sales decreased 9.7 percent on lower volumes and hospital spending pressure.

Rental revenues declined in all segments on lower volumes and unfavorable pricing in select areas.  In our North America segment, revenues were down in all lines of business, with the largest percentage decline coming in our home care business where certain restructuring actions were taken in the current year.  Rental revenues in Surgical and Respiratory Care decreased on lower volumes and pricing pressures in our respiratory care business.  International rental revenues were also down, primarily on unfavorable currency effects.

Gross Profit

	Years Ended September 30
			Percentage
(Dollars in millions)	2012	2011	Change
Gross Profit
Capital sales	$507.8	$512.2	(0.9)
Percent of Related Revenues	42.4%	45.8%

Rental revenues	$246.9	$269.1	(8.2)
Percent of Related Revenues	56.6%	56.9%

Total Gross Profit	$754.7	$781.3	(3.4)
Percent of Related Revenues	46.2%	49.1%

Capital gross profit was down only slightly on higher revenues, while gross margin (as a percentage of revenues) decreased 340 basis points.  The decline was due to a number of factors, most notably an unfavorable field corrective action of $16.0 million, unfavorable geographic and product mix, higher commodity and fuel pricing, unfavorable acquisition costs associated with the step-up of acquired inventories and generally lower margins associated with Völker products.

Rental gross profit decreased 8.2 percent and gross margin declined 30 basis points, due to lower revenues and the resulting reduced leverage of our fleet and field service infrastructure as revenues declined quicker than our costs.  Partially offsetting this decline was the recognized gain of $6.5 million related to a completed vendor product recall matter, which exceeded the gain of $2.3 million for the same product recall in the prior year.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2012	2011	Change

Research and development expenses	$66.9	$63.8	4.9
Percent of Total Revenues	4.1%	4.0%

Selling and administrative expenses	$496.4	$502.0	(1.1)
Percent of Total Revenues	30.4%	31.5%

Litigation (credit) charge	$(3.6)	$47.3	n/a
Impairment of goodwill and other intangibles	$8.0	$-	n/a
Special charges	$18.2	$1.4	n/a

Interest expense	$(6.5)	$(8.5)	(23.5)
Investment income and other, net	$1.2	$1.4	(14.3)

Research and development expenses increased 4.9 percent as we continue to increase our organic investments in new products.  Selling and administrative expenses declined as a percentage of revenues by 110 basis points as the incremental expenses added with recent acquisitions and the associated acquisition and integration costs were more than offset by lower personnel costs, including lower incentive compensation costs, and lower legal costs.

During the fourth quarter of 2012, we reached a favorable litigation settlement of $3.6 million, net of legal fees, related to a patent litigation suit.  During fiscal 2011, we recorded a litigation charge of $42.3 million in conjunction with reaching an agreement to settle a United States Office of Inspector General’s (“OIG”) investigation.  Also during fiscal 2011, we reached a settlement with Freedom Medical, Inc. with respect to an antitrust matter resulting in a litigation charge of $5.0 million.

During the second quarter of fiscal 2012, we recorded a non-cash impairment charge of $8.0 million related to a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  Also at that time, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company resulting in a special charge of $9.3 million, net of reversals, primarily related to severance and other benefits provided to the effected employees.  We also recorded an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2012, but some will be paid in fiscal 2013.  The actions are anticipated to yield annualized cost savings of approximately $18 million after full implementation.

During the fourth quarter of fiscal 2012, we recorded a non-cash impairment charge of $4.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of strategic decisions made relative to the exiting of underperforming portions of our home care business.  Also associated with this action was the elimination of approximately 100 positions and the related charge of $1.0 million, primarily related to severance and other benefits to be provided to the effected employees.  These actions and the related cash expenditures are expected to be completed by the end of fiscal year 2013.

During fiscal 2011, we recorded net special charges of $1.4 million primarily related to a combination of severance activities associated with our 2010 restructuring activities and additional write downs of assets held for sale related to our aviation assets.

Interest expense was lower for the year on lower interest rates and borrowings for most of the year.  During the first quarter of fiscal 2012, we repaid $47.5 million of unsecured debentures carrying an interest rate of 8.5 percent, lowering our outstanding borrowings.  Then during the fourth quarter in conjunction with the Aspen Surgical acquisition, we borrowed an additional $260 million at more favorable rates, however given the interim period in between with reduced borrowings, our total amount of interest expense was reduced for the year.

GAAP and Adjusted Earnings

	Years Ended September 30
	2012			2011

(Dollars in millions, except for per share amounts)	Income Before Income Taxes	Income Tax Expense	Diluted EPS (1)	Income Before Income Taxes and NCI (1) (2)	Income Tax Expense (1)	Diluted EPS

GAAP Earnings	$163.5	$42.7	$1.94	$159.7	$26.2	$2.09
Adjustments:
Vendor product recall	(6.5)	(2.5)	(0.06)	(2.3)	(0.9)	(0.02)
Acquisition and integration costs	11.7	2.9	0.14	1.0	0.4	0.01
Special charges	18.2	6.8	0.18	1.4	0.5	0.01
Impairment of other intangibles	8.0	2.1	0.09	-	-	-
Field corrective action	16.0	5.9	0.16	-	-	-
Litigation (credit) charge	(3.6)	(1.3)	(0.04)	47.3	14.2	0.52
International tax reorganization and recognition of
unrecognized tax attributes	-	11.0	(0.18)	-	21.5	(0.34)

Adjusted Earnings	$207.3	$67.6	$2.24	$207.2	$61.8	$2.27

(1) May not add due to rounding.
(2) NCI refers to our noncontrolling interest in our former Encompass joint venture.

The tax rate for fiscal 2012 was 26.1 percent compared to 16.4 percent in the prior year.  The effective rates for both fiscal 2012 and 2011 were favorably impacted by the recognition of discrete period tax benefits.  The effective tax rate for 2012 was favorably impacted by the $11.0 million of tax benefits related to the international tax reorganization efforts in the fourth quarter.  The lower rate in 2011 is due primarily to the fourth quarter recognition of $21.5 million of previously unrecognized tax benefits associated predominantly with international operating loss carryforwards, as well as higher earnings in lower tax rate jurisdictions and the reinstatement of the research and development tax credit.

The adjusted effective tax rates were 32.6 and 29.8 percent for fiscal years 2012 and 2011.  The lower rate in 2011 is due primarily to the benefit of higher earnings in lower tax rate jurisdictions as well as the benefit and reinstatement of the research and development tax credit.  For fiscal 2011, we entered the year with no allowable credit, but its reinstatement in the first quarter allowed for a full year’s benefit in 2011 as well as required a retroactive “catch up” of previously unrecognized credits.  For fiscal 2012, the credit expired at the end of our first quarter.

Net income attributable to common shareholders was $120.8 million compared to $133.3 million in the prior year period.  On an adjusted basis, net income attributable to common shareholders decreased $5.5 million, or 3.8 percent.  Diluted earnings per share decreased from $2.09 in the prior year to $1.94 in the current year on a reported basis and on an adjusted basis decreased $0.03 to $2.24 per diluted share.

Business Segment Results of Operations

During the fourth quarter of fiscal 2012, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  As part of these changes, we combined the North America Acute Care and components of the North America Post-Acute Care segments into a new North America segment.  At the same time we created the Surgical and Respiratory Care segment which contains the surgical reporting unit (formerly part of the North America Acute Care segment), the respiratory care reporting unit (formerly part of the North America Post-Acute Care segment) and the recently acquired Aspen Surgical business.  There were no changes to the International segment.  The prior year segment information included below has been updated to reflect these changes.

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2012	2011	As Reported	Currency
Revenues:
North America	$998.2	$1,057.2	(5.6)	(5.5)
Surgical and Respiratory Care	153.2	132.9	15.3	15.3
International	482.9	401.6	20.2	25.8
Total revenues	$1,634.3	$1,591.7	2.7	4.2

Divisional income:
North America	$198.9	$230.6	(13.7)
Surgical and Respiratory Care	38.1	40.0	(4.8)
International	18.6	27.9	(33.3)
Corporate expenses	(64.2)	(83.0)	(22.7)
Total divisional income	$191.4	$215.5	(11.2)

North America

North America capital sales were down 4.5 percent related primarily to volume declines in our patient support systems sales, which were down 9.7 percent in a difficult North American healthcare environment with continued pressure on capital spending.  This decline was partially offset by stronger sales from our healthcare information technology business.  Rental revenues declined 7.9 percent, with declines in all care settings and in our two product groupings of therapy and movable medical equipment.  Volume declines in these product groupings are attributable to the lower indications of flu, continued initiatives by hospitals to control operating costs and competitive pressures.  The largest percentage decline in rental revenues came from our home care business where certain restructuring actions were taken in the current year.

North America divisional income decreased due primarily to the lower operating income generated in response to the lower revenues, along with the impact of a field corrective action of $16.0 million.  This decline was only partially offset by operating expense favorability.  Capital margins declined, impacted by the field corrective action, while rental margins remained flat despite the impact of declining revenues due to gains recognized in connection with a vendor product recall of $6.5 million in the current year compared to $2.3 million for the same product recall in the prior year.  Operating expenses were favorable primarily due to lower personnel costs, including variable and incentive compensation.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 42.6 percent due primarily to sales included from our fourth quarter acquisition of Aspen Surgical.  Excluding Aspen Surgical, capital revenues increased 4.5 percent.  Rental revenues decreased 7.4 percent as a result of lower rental volumes in our respiratory care product line as well as continued pricing pressures.

Divisional income for the segment decreased due to a decline in gross profit related to a generally lower margin on Aspen Surgical products compared to the other businesses in the segment, as well as the effects of acquisition and integration costs, including inventory step-up, associated with the purchase of Aspen Surgical.  Rental gross profit decreased and gross margin declined as revenues decreased quicker than our costs.

International

International capital sales increased 24.7 percent and 30.2 percent on a constant currency basis, due to sales included from our second quarter fiscal 2012 acquisition of Völker, as well as strong sales in the Middle East and Eastern European regions coming from large tender wins.  This favorability was partially offset by lower Western European revenues coming from a difficult business environment.  Rental revenues declined by 7.2 percent on a reported basis and 1.4 percent on a constant currency basis.  The rental decrease not related to currency effects was primarily the result of increasing price pressures.

International divisional income declined despite the stronger revenues.  Gross profit increased on higher revenues while gross margins declined related to generally lower margins associated with Völker products, lower margins on certain tender wins, unfavorable product mix and slightly higher commodity pricing, along with higher fuel pricing.  Operating expenses also increased related primarily to costs introduced by our recent acquisitions, including Völker in the second quarter of fiscal 2012 and the Liko Distributors in the fourth quarter of fiscal 2011.

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

Capital sales increased across all three segments, led by a 17.9 percent increase in North America where patient support systems sales increased 28.1 percent on higher volumes and improved hospital capital spending.  On a reported basis International capital sales were up, but on a constant currency basis, sales were essentially flat as volume growth in Latin America was offset by declines in the Middle East, Asia-Pacific and Europe.

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

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2011	2010	Change

Research and development expenses	$63.8	$58.3	9.4
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$502.0	$474.6	5.8
Percent of Total Revenues	31.5%	32.3%

Litigation charge (credit)	$47.3	$(21.2)	n/a

Special charges	$1.4	$13.2	n/a

Interest expense	$(8.5)	$(8.7)	(2.3)
Investment income and other, net	$1.4	$(0.1)	n/a

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

During fiscal 2011, we recorded special charges of a net $1.4 million primarily related to a combination of severance activities associated with our 2010 restructuring activities and additional write downs of assets held for sale related to our aviation assets.  During fiscal 2010, we took restructuring actions and recorded an asset write down charge of $3.9 million related to our aviation assets. Two separate restructuring actions resulted in the elimination of approximately 260 positions and cumulative special charges of $9.3 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance was completed by the end of our 2011 fiscal year with the remainder paid in fiscal 2012.

GAAP and Adjusted Earnings

	Years Ended September 30
	2011			2010
	Income Before Income Taxes and NCI (1) (2)
(Dollars in millions, except for per share amounts)		Income Tax Expense (1)	Diluted EPS	Income Before Income Taxes and NCI (2)	Income Tax Expense	Diluted EPS (1)

GAAP Earnings	$159.7	$26.2	$2.09	$182.9	$56.9	$1.97
Adjustments:
Litigation charge (credit)	47.3	14.2	0.52	(21.2)	(8.3)	(0.20)
Vendor product recall	(2.3)	(0.9)	(0.02)	-	-	-
Special charges	1.4	0.5	0.01	13.2	5.0	0.13
Acquisition and integration costs	1.0	0.4	0.01	-	-	-
Recognition of previously unrecognized tax attributes	-	21.5	(0.34)	-	-	-
Gain on sale of non-strategic assets	-	-	-	-	1.7	(0.03)
Tax settlement	-	-	-	-	6.5	(0.10)

Adjusted Earnings	$207.2	$61.8	$2.27	$174.9	$61.8	$1.76

(1) May not add due to rounding.
(2) NCI refers to our noncontrolling interest in our former Encompass joint venture.

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

Business Segment Results of Operations

The prior year segment information included below has been updated to reflect the previously discussed segment changes.

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2011	2010	As Reported	Currency
Revenues:
North America	$1,057.2	$958.2	10.3	10.0
Surgical and Respiratory	132.9	123.3	7.8	7.8
International	401.6	388.1	3.5	0.1
Total revenues	$1,591.7	$1,469.6	8.3	7.2

Divisional income:
North America	$230.6	$185.7	24.2
Surgical and Respiratory	40.0	38.1	5.0
International	27.9	29.9	(6.7)
Corporate expenses	(83.0)	(70.0)	18.6
Total divisional income	$215.5	$183.7	17.3

North America

North America capital sales increased 17.9 percent, the result of higher volumes in nearly all product categories led by our patient support systems, which increased 28.1 percent.  Information technology and patient lifting products also posted solid gains.  Rental revenues decreased 2.6 percent due in part to a decline in rentals in the first part of the year driven by a weaker influenza season compared to the prior year, which impacted both our therapy rental and moveable medical equipment businesses.  In addition, we also experienced declines in rental revenues in both our extended care and home care businesses.

North America divisional income increased significantly due to the increase in capital gross profit resulting from higher volumes and favorable product mix experienced during the year, partially offset by the cost of product retrofits.  Rental gross profit was down slightly on the lower revenues, but rental margins were generally consistent with the prior year despite slightly higher field service costs and depreciation due to a $2.3 million gain recognized in connection with a vendor’s product recall.  Operating expenses were slightly higher primarily as a result of new product investments and increased variable compensation, including commissions.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 5.8 percent, which benefited from double-digit growth in our respiratory care business.  Rental revenues increased 9.5 percent driven by an increase in rental volumes of The Vest® respiratory care system.

The increase in divisional income for the Surgical and Respiratory Care division was driven by the higher gross profit on increased revenues, which more than offset slightly higher operating expenses for new product investments and increased variable compensation, including commissions.

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

LIQUIDITY AND CAPITAL RESOURCES

	Years Ended September 30
(Dollars in millions)	2012	2011	2010
Cash Flows Provided By (Used In):
Operating activities	$261.7	$222.5	$139.8
Investing activities	(539.5)	(78.0)	(38.2)
Financing activities	135.6	(101.9)	(87.4)
Effect of exchange rate changes on cash	1.9	(2.5)	(0.3)
(Decrease) Increase in Cash and Cash Equivalents	$(140.3)	$40.1	$13.9

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

Operating Activities

Our cash flows from operations during fiscal 2012 were driven by net income and improved working capital, including collections on high prior year-end receivables, adjusted by non-cash expenses related to depreciation and amortization, stock compensation, asset impairments and deferred taxes.  These sources of cash were offset by the payout of our performance-based compensation related to our 2011 fiscal year.

Fiscal 2012 operating cash flows were higher compared to fiscal 2011 primarily due to improved working capital, including a decrease in organic year-end receivables, and stable organic accounts payable compared to a large decrease in prior year, partially offset by lower net income.

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

Investing Activities

Our use of investing cash flows during fiscal 2012 was driven primarily by our acquisitions of Aspen Surgical ($399.8 million) and Völker ($77.0 million) as well as capital expenditures.

The significant acquisition activity in 2012 drove the increased use of cash compared to 2011, along with and to a lesser extent, capital expenditures, which increased year-over-year.

Cash flows during fiscal 2011 were driven primarily by capital expenditures and to a lesser extent our acquisition of two Liko distributors.

The increase in 2011 net cash used in investing activities compared to fiscal 2010 was primarily due to lower proceeds received from the sale or calls of our auction rate securities, higher business acquisition payments and capital expenditures in fiscal 2011.

In fiscal 2010, our receipt of proceeds from the sale of a portion of our auction rate securities was more than offset by our cash used in investing activities related to capital expenditures and an investment in a joint venture.

Financing Activities

Cash provided by financing activities in fiscal 2012 primarily related to $260.0 million of additional borrowings, partially offset by debt payments of $50.0 million, shares repurchased in the open market of $42.4 million and dividend payments to our shareholders of $30.1 million.

Our cash provided by financing activities in fiscal 2012 compared to our use of cash in financing activities in fiscal 2011 were primarily driven by our cash borrowings in fiscal 2012 and higher share repurchases in fiscal 2011.

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

Our debt-to-capital ratio was 30.3, 16.9 and 17.6 percent at September 30, 2012, 2011 and 2010.  The change in 2012 was primarily due to our debt more than doubling to fund the 2012 acquisitions.  The change from fiscal 2010 to fiscal 2011 was primarily due to higher net income, partially offset by share repurchases, which combined to produce higher shareholder’s equity.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of September 30, 2012, we held investment securities with a fair value of $7.3 million, which consisted of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At September 30, 2012, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  It is to be used for general corporate purposes, including financing permitted acquisitions.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the new credit facility mature upon expiration on August 24, 2017.  The term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaces in its entirety our previous $500.0 million credit agreement dated March 28, 2008, as amended, which was scheduled to expire in March 2013.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2012 were under 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.

As of September 30, 2012, we had outstanding borrowings of $105.0 million and undrawn letters of credit of $5.8 million under the $500.0 million five-year facility, leaving $389.2 million of borrowing capacity available under the facility.  The outstanding balance on the term loan was $197.5 million at September 30, 2012, of which $10.0 million is recognized as the current portion of the balance due.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of September 30, 2012, classified as long-term in the Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  During the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. At September 30, 2012, our latest measurement date, our pension plans were underfunded by approximately $81 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our primary pension plan in fiscal 2013.

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

During fiscal 2012, we repurchased 1.5 million shares of our common stock for $42.4 million in the open market.  As of September 30, 2012, 0.5 million shares were available for purchase under our existing board authorization, which does not have an expiration date.  In October 2012, the Board approved an expansion of its previously announced share repurchase authorization by 3.5 million shares.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.  However, disruption and volatility in the credit markets could impede our access to capital.  Our $500.0 million revolving credit facility is with a syndicate of banks.  The syndication group consists of 11 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement.

Credit Ratings

For fiscal 2012, Standard and Poor’s Rating Services and Moody’s Investor Service provided a credit rating of BBB and Baa3 with stable outlooks.

Other Uses of Cash

We expect capital spending in 2013 to be between $75 and $80 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2012:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt obligations	$247.5	$10.0	$27.5	$160.0	$50.0
Interest payments relating to long-term debt (1)	59.9	6.3	12.1	10.5	31.0
Operating lease obligations	59.8	19.7	23.2	12.4	4.5
Pension and postretirement
health care benefit funding (2)	15.8	1.3	2.7	3.2	8.6
Purchase obligations (3)	44.6	32.7	11.5	0.4	-
Other long-term liabilities (4)	29.7	-	15.6	12.4	1.7
Total contractual cash obligations	$458.3	$71.0	$92.6	$198.9	$95.8

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)	Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2013.

(3)
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

(4)	Other long-term liabilities include deferred compensation arrangements, self-insurance reserves, and other various liabilities.

We also had commercial commitments related to standby letters of credit at September 30, 2012 of $7.2 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.  Also, we have an additional $10.6 million of other liabilities as of September 30, 2012, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

We are also subject to potential losses from adverse litigation results that are not accounted for by a self-insurance or other reserves; however, such potential losses are not quantifiable at this time, and may never occur.

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

As a general interpretation of the above guidelines, revenues for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

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

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenues until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer.

Revenue and Accounts Receivable Reserves

Revenues are presented in the Statements of Consolidated Income net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenues. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

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

If circumstances change, such as higher than expected claims denials, payment defaults, changes in our business composition or processes, adverse changes in general economic conditions, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payor’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

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

Goodwill and Intangible Assets

We account for acquired businesses using the acquisition method of accounting.  This method requires that the identifiable assets acquired and liabilities assumed be measured at their fair value, with goodwill being the excess value of consideration paid less the fair value of the net identifiable assets acquired.   Judgments and estimates are required in the determination of fair values, including the setting of discount rates, growth rates and forecasted business results for the acquired business and portions of the acquired business, along with estimated useful lives.  Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations.

We perform an impairment assessment on goodwill and other indefinite-lived intangibles annually during the third fiscal quarter, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable.  These events or conditions include, but are not limited to, a significant adverse change in the business environment; regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; a substantial decline in market capitalization of our stock; or a sale or disposition of a significant portion of a reporting unit.

The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine that a reporting unit’s carrying value would be more likely than not to exceed its fair value.  The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value.  As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered included the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units.  The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance, were compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.  Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings.  Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts.  In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.  Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in this qualitative impairment test.  Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

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

The fair value of reporting units in the first step of a quantitative impairment process requires significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium.  In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions.   There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them.  The use of different assumptions, estimates or judgments in either step of the process could materially increase or decrease the related impairment charge.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 7.0 percent for fiscal 2012 and 7.5 percent for 2011 and 2010. At September 30, 2012, we had pension plan assets of $246.8 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 4.1 percent in 2012, 4.6 percent in 2011 and 5.1 percent in 2010. The discount rate for our postretirement obligation may vary up to 100 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from $2.0 million to $2.1 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $8.6 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign tax attributes.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits.  The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $3 to $7 million in the next twelve months, excluding interest.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At September 30, 2012, we had outstanding foreign exchange derivative contracts in notional amounts of $5.3 million with the fair value of these contracts approximating original contract value. The maximum length of time over which we hedge transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Income (Loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.

We hold auction rate securities, for which the market continues to experience liquidity issues.  Due to the lack of liquidity, we have obtained guidance from our investment advisors as to the current fair value of our portfolio.  If current market conditions do not improve, or if they worsen, the result could be further temporary unrealized losses or impairments.  At September 30, 2012, we had $7.3 million remaining in auction rate securities.

Our pension plan assets, which were approximately $247 million at September 30, 2012, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2012 by approximately $81 million, a slight increase over the prior year based upon a decrease in the discount rate which increased the overall pension obligation. During the fourth quarter of fiscal 2010, we contributed $50.0 million to our primary pension plan. Continued market volatility and disruption could cause declines in asset values and low interest rates could continue to keep our pension obligation high.  Should such trends continue, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Hill-Rom Holdings, Inc. (“we” or “our”). Our internal control over financial reporting is a process designed, under the supervision of our principal executive, principal financial and principal accounting officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our Consolidated Financial Statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

3)
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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2012.

We have excluded Völker group and Aspen Surgical Products Holding, Inc. from our assessment of internal control over financial reporting as of September 30, 2012, because they were acquired by us in separate purchase business combinations during 2012.  Völker group is a wholly-owned subsidiary whose total assets and total revenues represent 5 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.  Aspen Surgical Products Holding, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 15 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.

The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/s/ Mark J. Guinan
Mark J. Guinan
Senior Vice President and Chief Financial Officer

/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Hill-Rom Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2012, and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Völker group and Aspen Surgical Products Holding, Inc. from its assessment of internal control over financial reporting as of September 30, 2012, because they were acquired by the Company in separate purchase business combinations during 2012.  We have also excluded Völker group and Aspen Surgical Products Holding, Inc. from our audit of internal control over financial reporting.   Völker group is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.  Aspen Surgical Products Holding, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 15% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 15, 2012

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions except per share data)
	Years Ended September 30
	2012	2011	2010
Net Revenues
Capital sales	$1,198.2	$1,119.0	$996.6
Rental revenues	436.1	472.7	473.0
Total revenues	1,634.3	1,591.7	1,469.6

Cost of Revenues
Cost of goods sold	690.4	606.8	548.6
Rental expenses	189.2	203.6	204.4
Total cost of revenues	879.6	810.4	753.0

Gross Profit	754.7	781.3	716.6

Research and development expenses	66.9	63.8	58.3
Selling and administrative expenses	496.4	502.0	474.6
Litigation (credit) charge (Note 13)	(3.6)	47.3	(21.2)
Impairment of goodwill and other intangibles (Note 3)	8.0	-	-
Special charges (Note 8)	18.2	1.4	13.2

Operating Profit	168.8	166.8	191.7

Interest expense	(6.5)	(8.5)	(8.7)
Investment income and other, net	1.2	1.4	(0.1)

Income Before Income Taxes	163.5	159.7	182.9

Income tax expense (Note 9)	42.7	26.2	56.9

Net Income	120.8	133.5	126.0

Less: Net income attributable to noncontrolling interest	-	0.2	0.7

Net Income Attributable to Common Shareholders	$120.8	$133.3	$125.3

Net Income Attributable to Common Shareholders
per Common Share - Basic	$1.94	$2.11	$1.99

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.94	$2.09	$1.97

Dividends per Common Share	$0.49	$0.43	$0.41

Average Common Shares Outstanding - Basic (thousands) (Note 10)	62,120	63,164	62,934

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	62,361	63,899	63,739

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except share data)

	September 30
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$84.3	$224.6
Trade accounts receivable, less allowances of $38.5 in 2012 and $26.7 in 2011 (Note 1)	392.6	386.2
Inventories (Note 1)	126.9	95.6
Deferred income taxes (Notes 1 and 9)	48.6	42.9
Other current assets	29.4	42.4
Total current assets	681.8	791.7

Property, plant and equipment (Note 1)	834.9	819.6
Less accumulated depreciation	(584.8)	(596.8)
Property, plant and equipment, net	250.1	222.8
Investments and investment securities (Notes 1 and 5)	7.3	11.1
Intangible assets:
Goodwill (Notes 1, 2 and 3)	335.2	87.2
Software and other, net (Notes 1 and 2)	290.8	126.1
Deferred income taxes (Notes 1 and 9)	38.9	33.8
Other assets	23.5	26.4
Total Assets	$1,627.6	$1,299.1

LIABILITIES
Current Liabilities
Trade accounts payable	$80.7	$64.8
Short-term borrowings (Note 4)	115.2	100.3
Accrued compensation	73.4	92.7
Accrued product warranties (Note 1)	42.2	17.8
Other current liabilities	66.6	58.4
Total current liabilities	378.1	334.0

Long-term debt (Note 4)	237.5	50.8
Accrued pension and postretirement benefits (Note 6)	89.6	87.4
Deferred income taxes (Notes 1 and 9)	68.1	36.2
Other long-term liabilities	41.7	49.0
Total Liabilities	815.0	557.4

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY (Note 7)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding	-	-
Common stock - without par value:
Authorized - 199,000,000
Issued - 80,323,912 shares in 2012 and 2011	4.4	4.4
Additional paid-in-capital	116.8	114.1
Retained earnings	1,400.3	1,309.8
Accumulated other comprehensive loss (Note 1)	(78.0)	(79.0)
Treasury stock, common shares at cost: 2012 - 19,526,989 and 2011 - 18,637,540	(630.9)	(607.6)
Total Shareholders' Equity	812.6	741.7
Total Liabilities and Shareholders' Equity	$1,627.6	$1,299.1

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Years Ended September 30
	2012	2011	2010

Operating Activities
Net income	$120.8	$133.5	$126.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.7	103.9	99.7
Litigation credit	-	-	(21.2)
Provision for deferred income taxes	(32.3)	(21.5)	21.2
Loss on disposal of property, equipment leased to others, intangible assets and impairments	8.1	1.3	7.3
Stock compensation	11.6	12.2	12.0
Tax settlement	-	(4.9)	(8.2)
Defined benefit plan funding	(1.6)	(1.4)	(52.3)
Excess tax benefits from employee stock plans	(1.3)	(6.8)	-
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	20.1	(24.7)	(7.0)
Inventories	4.4	14.7	(16.2)
Other current assets	20.9	14.4	(37.5)
Trade accounts payable	0.3	(18.0)	(2.4)
Accrued expenses and other liabilities	(6.1)	10.0	12.5
Other, net	5.1	9.8	5.9
Net cash provided by operating activities	261.7	222.5	139.8
Investing Activities
Capital expenditures and purchase of intangibles	(77.8)	(68.9)	(64.7)
Proceeds on sales of property and equipment leased to others	10.6	5.9	2.5
Payment for acquisition of businesses, net of cash acquired	(476.8)	(15.5)	(7.3)
Proceeds on investment sales and maturities	4.5	0.5	31.3
Net cash used in investing activities	(539.5)	(78.0)	(38.2)
Financing Activities
Net change in short-term debt	(7.8)	(0.4)	(4.1)
Net change in revolver	60.0	(0.2)	(45.0)
Proceeds from long-term debt	200.0	-	-
Payment of long-term debt	(50.0)	-	-
Debt issuance costs	(2.6)	-	-
Purchase of noncontrolling interest	(1.6)	(11.8)	-
Payment of cash dividends	(30.1)	(27.0)	(25.8)
Distribution to noncontrolling interest partner	-	-	(1.1)
Proceeds from exercise of stock options	7.7	43.1	22.9
Proceeds from stock issuance	2.9	2.9	2.6
Excess tax benefits from employee stock plans	1.3	6.8	-
Treasury stock acquired	(44.2)	(115.3)	(36.9)
Net cash provided by (used in) financing activities	135.6	(101.9)	(87.4)
Effect of Exchange Rate changes on Cash	1.9	(2.5)	(0.3)
Net Cash Flows	(140.3)	40.1	13.9
Cash and Cash Equivalents
At beginning of period	224.6	184.5	170.6
At end of period	$84.3	$224.6	$184.5

Supplemental cash flow information:

Cash paid for income taxes	$52.1	$30.3	$87.3
Cash paid for interest	$6.6	$7.7	$7.7

Non-cash financing activities:
Treasury stock issued under stock compensation plans	$21.0	$65.7	$38.3

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in millions)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2009	62,667,562	$4.4	$119.0	$1,105.2	$(59.9)	17,656,350	$(559.4)	$609.3

Comprehensive Income:
Net income	-	-	-	126.0	-	-	-	126.0
Foreign currency translation adjustment, net of tax
of $1.3 million	-	-	-	-	0.7	-	-	0.7
Net change in unrealized gain on available-for-sale
securities, net of tax of ($0.1) million	-	-	-	-	0.2	-	-	0.2
Items not yet recognized as a component of net periodic
pension costs, net of tax of $0.1 million	-	-	-	-	(2.8)	-	-	(2.8)
Total comprehensive income	-	-	-	-	-	-	-	124.1
Dividends	-	-	0.3	(26.1)	-	-	-	(25.8)
Treasury shares acquired	(1,092,469)	-	-	-	-	1,092,469	(36.9)	(36.9)
Stock awards and option exercises	1,211,790	-	(2.4)	-	-	(1,211,790)	38.3	35.9
Impact of Joint Venture	-	-	2.4	(1.5)	-	-	-	0.9
Balance at September 30, 2010	62,786,883	4.4	119.3	1,203.6	(61.8)	17,537,029	(558.0)	707.5

Comprehensive Income:
Net income	-	-	-	133.5	-	-	-	133.5
Foreign currency translation adjustment, net of tax
of $0.5 million	-	-	-	-	(3.8)	-	-	(3.8)
Net change in unrealized gain on available-for-sale
securities, net of tax of $0.0 million	-	-	-	-	(0.2)	-	-	(0.2)
Items not yet recognized as a component of net periodic
pension costs, net of tax of $8.9 million	-	-	-	-	(13.2)	-	-	(13.2)
Total comprehensive income	-	-	-	-	-	-	-	116.3
Dividends	-	-	0.1	(27.1)	-	-	-	(27.0)
Treasury shares acquired	(3,145,899)	-	-	-	-	3,145,899	(115.3)	(115.3)
Stock awards and option exercises	2,045,388	-	(0.4)	-	-	(2,045,388)	65.7	65.3
Impact of Joint Venture	-	-	(4.9)	(0.2)	-	-	-	(5.1)
Balance at September 30, 2011	61,686,372	4.4	114.1	1,309.8	(79.0)	18,637,540	(607.6)	741.7

Comprehensive Income:
Net income	-	-	-	120.8	-	-	-	120.8
Foreign currency translation adjustment, net of tax
of $1.8 million	-	-	-	-	(1.5)	-	-	(1.5)
Net change in unrealized gain on available-for-sale
securities, net of tax of ($0.2) million	-	-	-	-	0.5	-	-	0.5
Items not yet recognized as a component of net periodic
pension costs, net of tax of ($1.6) million	-	-	-	-	2.0	-	-	2.0
Total comprehensive income	-	-	-	-	-	-	-	121.8
Dividends	-	-	0.2	(30.3)	-	-	-	(30.1)
Treasury shares acquired	(1,532,232)	-	-	-	-	1,532,232	(44.2)	(44.2)
Stock awards and option exercises	642,783	-	2.5	-	-	(642,783)	20.9	23.4
Balance at September 30, 2012	60,796,923	$4.4	$116.8	$1,400.3	$(78.0)	19,526,989	$(630.9)	$812.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) (formerly known as Hillenbrand Industries, Inc.) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.  In February 2012, we acquired Völker, a German manufacturer and distributor of patient support surfaces.  In July 2012, we acquired Aspen Surgical, a U.S.-based manufacturer of surgical products including the Bard-Parker® line of blades and scalpels.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its subsidiaries.  All subsidiaries are wholly-owned as of September 30, 2012.  During the first quarter of our fiscal 2011, we acquired the remaining 40 percent noncontrolling interest in a former joint venture (Note 2).  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Examples of such estimates include our accounts receivable reserves (Note 1), accrued warranties (Note 1), the impairment of intangibles and goodwill (Note 3), investments (Note 5), income taxes (Note 9) and commitments and contingencies (Note 13), among others.

Cash and Cash Equivalents

We consider investments in marketable securities and other highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents. Investments which have no stated maturity are also considered cash equivalents. All of our marketable securities may be freely traded.

Investment Securities

At September 30, 2012, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCL”).

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

See Note 5 for further details on our fair value measurements.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, unless the transaction is an installment sale with payment terms exceeding one year. Reserves for uncollectible accounts represent our best estimate of the amount of probable credit losses and collection risk in our existing accounts receivable. We determine such reserves based on historical write-off experience by industry and reimbursement platform. Receivables are generally reviewed on a pooled basis based on historical collection experience for each reimbursement and receivable type. Receivables for capital sales transactions are also reviewed individually for collectability. Account balances are charged against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. If circumstances change, such as higher than expected claims denials, payment defaults, changes in our business composition or processes, adverse changes in general economic conditions, unfavorable impacts of austerity measures initiated by some governmental authorities, instability or disruption of credit markets, or an unexpected material adverse change in a major customer’s or payor’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

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

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 44 and 60 percent of our inventories at September 30, 2012 and 2011. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2012	2011

Finished products	$71.8	$55.6
Work in process	6.4	4.2
Raw materials	48.7	35.8
Total	$126.9	$95.6

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $3.1 million and $2.2 million higher than reported at September 30, 2012 and 2011.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful life of the assets using principally the straight-line method. Ranges of estimated useful lives are as follows:

Useful Life
Land improvements	6 - 15 years
Buildings and building equipment	10 - 40 years
Machinery and equipment	3 - 10 years
Equipment leased to others	2 -10 years

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2012, 2011 and 2010 was $73.9 million, $74.3 million and $72.8 million. The major components of property and the related accumulated depreciation were as follows:

	September 30
	2012		2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$16.1	$4.4	$12.2	$3.9
Buildings and building equipment	142.6	85.8	115.3	79.0
Machinery and equipment	276.3	187.6	269.0	205.3
Equipment leased to others	399.9	307.0	423.1	308.6
Total	$834.9	$584.8	$819.6	$596.8

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

The majority of our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses follows:

	September 30
	2012		2011
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$808.0	$472.8	$560.0	$472.8
Software	163.2	123.7	154.7	106.2
Other	334.4	83.1	134.7	57.1
Total	$1,305.6	$679.6	$849.4	$636.1

Amortization expense for fiscal years 2012, 2011 and 2010 was $37.8 million, $29.6 million and $26.9 million. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2013	$45.9
2014	$39.5
2015	$34.7
2016	$28.4
2017	$20.8
2018 and beyond	$88.6

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. In addition, software includes capitalized development costs for software products to be sold. The net book value of computer software costs, included within Intangible assets, was $39.5 million and $48.5 million at September 30, 2012 and 2011. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense approximated $20.7 million, $19.1 million and $17.5 million for fiscal years 2012, 2011 and 2010, and is included in the total intangibles amortization presented earlier.

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

A reconciliation of changes in our warranty reserve is as follows:

	2012	2011	2010

Balance at October 1	$17.8	$15.8	$17.1
Provision for warranties during the period	31.8	17.0	16.0
Warranty reserves acquired	9.7	-	-
Warranty claims incurred during the period	(17.1)	(15.0)	(17.3)
Balance at September 30	$42.2	$17.8	$15.8

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

Retirement Plans

We sponsor retirement and postretirement plans covering select employees. Expense recognized in relation to these defined benefit retirement plans and the postretirement health care plan in the U.S. is based upon actuarial valuations and inherent in those valuations are key assumptions including discount rates, and where applicable, expected returns on assets, projected future salary rates and projected health care cost trends. The discount rates used in the valuation of our defined benefit pension and postretirement plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our obligations. Our overall expected long-term rate of return on pension assets is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio. Our rate of assumed compensation increase is also based on our specific historical trends of wage adjustments.

We account for our defined benefit pension and other postretirement plans by recognizing the funded status of a benefit plan in the statement of financial position. We also recognize in Accumulated Other Comprehensive Income (Loss) certain gains and losses that arose during the period. See Note 6 for key assumptions and further discussion related to our pension and postretirement plans.

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

As a general interpretation of the above guidelines, revenues for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

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

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenues until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer.

Revenues are presented in the Statements of Consolidated Income net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenues. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $66.9 million, $63.8 million and $58.3 million for fiscal years 2012, 2011 and 2010.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized during fiscal years 2012, 2011 and 2010 was approximately $2.3 million, $2.1 million and $4.8 million.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $4.4 million, $4.0 million and $4.3 million for fiscal years 2012, 2011 and 2010.

Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of Accumulated Other Comprehensive Income (Loss) is as follows:

	September 30
	2012	2011	2010

Available-for-sale securities and currency hedges, net of tax of
$0.2, $0.4 and $0.4, respectively	$(0.4)	$(0.9)	$(0.7)
Foreign currency translation adjustment, net of tax of $0.1, ($1.7)
and ($2.2), respectively	(17.2)	(15.7)	(11.9)
Items not yet recognized as a component of net periodic pension and postretirement healthcare costs, net of tax of $36.6, $38.2
and $29.3, respectively	(60.4)	(62.4)	(49.2)
Total	$(78.0)	$(79.0)	$(61.8)

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

Stock-Based Compensation

We account for stock-based compensation under fair value provisions. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In order to determine the fair value of stock options and other performance-based stock awards on the date of grant, we utilize a Binomial model. Inherent in this model are assumptions related to a volatility factor, expected life, risk-free interest rate, dividend yield and expected forfeitures. The risk-free interest rate is based on factual data derived from public sources. The volatility factor, expected life, dividend yield and expected forfeiture assumptions require judgment utilizing historical information, peer data and future expectations. Deferred stock (also known as restricted stock units (“RSUs”)) is measured based on the fair market price of our common stock on the date of grant, as reported by the New York Stock Exchange, multiplied by the number of units granted.  See Note 7 for further details.

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

We account for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The difference between the tax benefit recognized in the financial statements for an uncertain income tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit. See Note 9 for further details.

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

Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in the Statement of Consolidated Income or Accumulated Other Comprehensive Income (Loss), depending on whether a derivative is designated and considered effective as part of a hedge transaction, and if it is, the type of hedge transaction.  Gains and losses on derivative instruments reported in Accumulated Other Comprehensive Income (Loss) are subsequently included in the Statement of Consolidated Income in the periods in which earnings are affected by the hedged item. These activities have not had a material effect on our financial position or results of operations for the periods presented herein.

Recently Issued Accounting Guidance

On October 1, 2011, we adopted the Financial Accounting Standard Board’s (“FASB”) revised authoritative guidance on the annual goodwill impairment test to provide the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test.  If, as a result of the qualitative assessment, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  We applied this guidance effective with our fiscal 2012 annual goodwill impairment test which was performed in our third fiscal quarter.  See further discussion in Note 3.

On October 1, 2011, we adopted the FASB’s revised authoritative guidance on business combinations which requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period.  This guidance also requires additional disclosures about adjustments included in the reported proforma revenues and earnings.  This guidance applies prospectively for business combinations for which the acquisition date is on or after October 1, 2011.  See further discussion in Note 2.

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or include the components in the Notes of our Consolidated Financial Statements and instead requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The amendment will be effective for our quarter ending December 31, 2012.  The adoption of this amendment is not expected to have a material effect on our Consolidated Financial Statements, but will require us to change our current presentation and include comprehensive income on the face of our Consolidated Financial Statements.

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

In July 2012, the FASB issued an amendment to the authoritative guidance on the annual impairment test on indefinite-lived intangible assets.  The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the current quantitative test.  If, as a result of the qualitative assessment, it is determined it is more likely than not that the fair value of an intangible asset is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required.  The amendment will be effective beginning October 1, 2013, however early adoption is permitted.  We will consider applying this guidance in connection with future annual intangible impairment tests.  We do not expect this to have a material impact on our Consolidated Financial Statements

NOTE 2. ACQUISITIONS

Aspen Surgical

On July 23, 2012, we completed a stock purchase agreement with the stockholders and optionholders of Aspen Surgical Products Holding, Inc. (“Aspen Surgical”) to acquire the entire equity interest in Aspen Surgical.  Aspen Surgical provides a portfolio of well-established surgical consumable and specialty medical products, focused on improving the safety of patients and health care professionals. The product lines include market leading Bard-Parker® conventional and safety scalpels and blades, Colby fluid collection products, Richard-Allan™ specialty needles, a variety of other operating room disposables and instrument care products as well as wound care dressings. The acquisition of Aspen Surgical further develops our surgical business, adding a portfolio of consumable products and expanding our position in the North American and European surgical markets.

The purchase price for Aspen Surgical was $402.2 million ($399.8 million net of cash acquired).  We funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.  The results of Aspen Surgical are included in the Consolidated Financial Statements since the date of acquisition.  Our reported revenues included $23.0 million for the year ended September 30, 2012 related to Aspen Surgical products and the impact to net income was not significant.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Inventory	$25.9
Other current assets	19.7
Property, plant, and equipment	24.0
Goodwill	215.3
Trade name (Indefinite Lived)	29.0
Trade name (15-year weighted-average useful life)	4.6
Customer relationships (13-year weighted-average useful life)	126.0
Technology (10-year weighted-average useful life)	9.1
Other noncurrent assets	1.6
Current liabilities	(9.6)
Deferred tax liability	(43.4)
Total purchase price	$402.2

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of the closing balance sheet and other contractual conditions under the terms of the purchase agreement.

Goodwill was allocated to our Surgical and Respiratory Care segment and is not deductible for tax purposes.

Our total revenues on an unaudited proforma basis, as if the Aspen Surgical acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $92.3 million and $118.1 million for the years ended September 30, 2012 and 2011.  Net income, on an unaudited proforma basis, would have been higher by approximately $5.7 million and $11.1 million for the years ended September 30, 2012 and 2011 and earnings per diluted share would have been higher by $0.09 and $0.17 for the years ended September 30, 2012 and 2011.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Aspen Surgical business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  Völker is a leading manufacturer of long-term care and acute care bed frames, surfaces and furniture in Europe and around the world.  This transaction is expected to strengthen the Company’s channels and product offerings in Europe, and furthers our objective of completing strategically relevant and value-enhancing acquisitions.  The complementary Völker products will also further develop the Company’s global portfolio, accelerate international expansion, and leverage existing sales channels and customer relationships.  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired), which was reduced to $76.7 million, resulting from a $4.0 million purchase price adjustment, that, as of September 30, 2012, was recorded as a receivable from the seller.  The results of Völker are included in the Consolidated Financial Statements since the date of acquisition.  Our reported revenues included $60.8 million for the year ended September 30, 2012 related to Völker products and the impact to net income was not significant.

During the fourth quarter of 2012, we made certain adjustments to the opening balance sheet as of the acquisition date as we finalized the purchase price with the seller.  The following summarizes the revised fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Goodwill	$34.8
Trade name (7-year useful life)	12.3
Customer relationships (8-year weighted average useful life)	17.5
Net assets acquired	21.9
Deferred tax liability	(9.8)
Total purchase price	$76.7

The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of contractual conditions under the terms of the purchase agreement.

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $49.9 million and $117.0 million for years ended September 30, 2012 and 2011.  The impact to net income on an unaudited proforma basis would not have been significant to our financial results for those years.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:
Amount
Goodwill	$6.4
Customer relationships (5-year useful life)	7.9
Non-Compete agreements (2-year useful life)	0.6
Net assets acquired	10.3
Deferred tax liabilities	(2.7)
Total purchase price	$22.5

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.

If the Liko Distributors had been acquired at the beginning of our 2011 fiscal year, the impact to revenues and net income on an unaudited pro forma basis would not have been significant to our financial results in any of the periods presented.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of formation.

Amount
Goodwill	$8.0
Trade Name (7-year useful life)	1.5
Customer relationships (7-year useful life)	7.7
Technology (5-year useful life)	2.4
Net liabilities assumed	(0.7)
Noncontrolling interest	(7.5)
Additional paid-in-capital	(3.9)
Total purchase price	$7.5

The Encompass JV agreements contained both a put option for Encompass Group and a call option for us, requiring or allowing us to purchase the remaining 40 percent interest based on predetermined earnings multiples.  Changes to the value of the put were accreted to noncontrolling interest in our Consolidated Balance Sheet with the offset being recorded as a component of retained earnings.

The goodwill of $8.0 million arising from the Encompass JV consisted largely of the synergies created from combining ETSS’s focus on customer replacement surfaces with our platform brands.  The goodwill is deductible for tax purposes and was allocated entirely to our North America segment.

On November 30, 2010, we exercised our call option and purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years.  We have a total of $4.6 million accrued in other current liabilities and other long-term liabilities on our Consolidated Balance Sheet at September 30, 2012 related to the earn-out.

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

We perform an impairment assessment on goodwill and other indefinite-lived intangibles on an annual basis during our third fiscal quarter, or more often if events or circumstances indicate there may be impairment.  The assessments during the third quarter of 2012, 2011 and 2010 indicated that there was no impairment.

During the second quarter of fiscal 2012, we were required to perform an interim impairment test on a trade name, triggered by strategic changes in how the asset would be utilized on a go forward basis.  The fair value of the trade name was calculated with assistance from a third party valuation firm and resulted in a charge of $8.0 million, as disclosed in Note 8.  The relief from royalty approach was used by applying a royalty rate to future revenue projections and then a discount rate was applied.  All Hill-Rom-specific data and analytics, including estimates and assumptions, used in the valuation prepared by the third party valuation firm were either prepared or validated by us.  Management takes full responsibility for this data and the ultimate results of the valuation work.  The fair value measurement was classified as Level 3, as described in Note 5.

As discussed in Note 11, we operate in three reportable business segments.  Goodwill testing is performed at the reporting unit level, which is one level below a reportable business segment.  We have determined that we have nine reporting units.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time.  Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

At the time of the impairment testing we had eight reporting units and for fiscal 2012, we used a qualitative approach on seven of our eight reporting units to determine if it was more likely than not that the fair value of the reporting units was less than their carrying amounts.  These reporting units had an estimated fair value significantly in excess of their carrying value as of the fiscal 2011 goodwill impairment assessment.  As such, the quantitative assessment was not required to be performed.

The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value.  As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered included the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units.  The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance were compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.  Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings.  Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts.  For testing performed in fiscal 2012, we concluded that there were no changes that were reasonably likely to cause the fair value of the reporting units to be less than the reporting units’ carrying value in the seven reporting units evaluated under this approach.  In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.

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

During the fourth quarter of fiscal 2012, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  As part of these changes, we combined the North America Acute Care and components of the North America Post-Acute Care segments into a new North America segment.  At the same time we created the Surgical and Respiratory Care segment which contains the surgical reporting unit (formerly part of the North America Acute Care segment), the respiratory care reporting unit (formerly part of the North America Post-Acute Care segment) and the recently acquired Aspen Surgical business.  There were no changes to the International segment.  The prior year segment information included below has been updated to reflect these changes.

The following summarizes goodwill activity:
	North America	Surgical and Respiratory Care	International	Total

Balances at September 30, 2010:
Goodwill	$383.0	$56.2	$114.7	$553.9
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2010	24.9	56.2	-	81.1

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	6.1	6.1

Balances at September 30, 2011:
Goodwill	383.0	56.2	120.8	560.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2011	24.9	56.2	6.1	87.2

Changes in Goodwill during the period:
Goodwill related to acquisition	-	215.3	35.1	250.4
Currency translation effect	-	-	(2.4)	(2.4)

Balances at September 30, 2012:
Goodwill	383.0	271.5	153.5	808.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2012	$24.9	$271.5	$38.8	$335.2

During the first quarter of fiscal 2012, we recorded an adjustment to goodwill of $0.3 million related to the Liko Distributors acquisition completed during the fourth quarter of fiscal 2011.  During the second quarter of fiscal 2012, we acquired Völker and recorded goodwill on the acquisition of $34.8 million.  During the fourth quarter of fiscal 2012, we acquired Aspen Surgical and recorded goodwill on the acquisition of $215.3 million.

NOTE 4. FINANCING AGREEMENTS

Total debt consists of the following:
	Years Ended September 30
	2012	2011
Outstanding finance credit lines	$0.2	$7.8
Revolving credit facility	105.0	45.0
Term loan current portion	10.0	-
Term loan long-term portion	187.5	-
Unsecured 8.50% debentures due on December 1, 2011	-	47.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.7
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	1.3
Total debt	352.7	151.1
Less current portion of debt	115.2	100.3
Total long-term debt	$237.5	$50.8

The following table summarizes the scheduled maturities of long-term debt for fiscal years 2013 through 2017:

Term Loan
2013	10.0
2014	11.3
2015	16.2
2016	20.0
2017	140.0

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at September 30, 2012 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1 million at both September 30, 2012 and September 30, 2011.  The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2025, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  It is to be used for general corporate purposes, including financing permitted acquisitions.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the new credit facility mature upon expiration on August 24, 2017.  The term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaces in its entirety our previous $500.0 million credit agreement dated March 28, 2008, as amended, which was scheduled to expire in March 2013.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2012 were under 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of September 30, 2012, we had outstanding borrowings of $105.0 million and undrawn letters of credit of $5.8 million under the $500.0 million five-year facility, leaving $389.2 million of borrowing capacity available under the facility.  The outstanding balance on the term loan was $197.5 million at September 30, 2012, of which $10.0 million is recognized as the current portion of the balance due.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term unsecured debentures were $56.2 million and $52.6 million at September 30, 2012 and 2011, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $197.5 million based on quoted prices for similar liabilities at September 30, 2012, and was entered into during the fourth quarter of fiscal 2012 at current market rates.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 5.

NOTE 5. FAIR VALUE MEASUREMENTS

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

The following table summarizes our financial assets and liabilities included in our Consolidated Balance Sheets, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$84.3	$84.3	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$91.6	$84.3	$-	$7.3

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$224.6	$224.6	$-	$-
Available-for-sale marketable securities	11.1	-	-	11.1
Total assets at fair value	$235.7	$224.6	$-	$11.1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

At September 30, 2012, we had $7.3 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At September 30, 2012, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  See below for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets during fiscal 2012.

Currently, we intend, and believe we have the ability to hold these assets until market conditions are more favorable.  If current market conditions do not improve or worsen, the result could be further realized or unrealized losses.

The following table presents the activity related to our ARS during the fiscal year.

	Available-For-Sale	AOCL	(Gain)/Loss

Balance at October 1, 2011	$11.1	$1.3	$-
Change in fair value	-	-	-
Sales or redemptions	(3.8)	(0.8)	0.1
Balance at September 30, 2012	$7.3	$0.5	$0.1

The components of the change in our unrealized gains were as follows:

	Years Ended September 30
	2012	2011	2010
Unrealized gains (losses) on available-for sale securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$0.7	$(0.2)	$0.2
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	0.1	-	(0.1)
Net change in unrealized gains (losses), net-of-tax	$0.8	$(0.2)	$0.1

For the fiscal years ended September 30, 2012, 2011 and 2010, we recognized income on our investments of $1.3 million, $2.0 million and $2.3 million, which did not include any impairments.

Financial instruments not carried at fair value consist of our debt.  See further fair value discussion in Note 4.

The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of those instruments.

NOTE 6. RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

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

Effect on Operations

The components of net periodic benefit cost for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2012	2011	2010

Service cost	$5.5	$5.2	$5.1
Interest cost	13.3	13.2	13.2
Expected return on plan assets	(16.7)	(16.7)	(13.1)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.6
Amortization of net loss	6.1	4.0	2.6
Net periodic benefit cost	$8.8	$6.3	$8.4

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:

	September 30
	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$295.9	$266.5
Service cost	5.5	5.2
Interest cost	13.3	13.2
Actuarial loss	21.7	19.4
Benefits paid	(8.5)	(8.2)
Acquisitions	0.1	-
Exchange rate gain	(0.6)	(0.2)
Benefit obligation at end of year	327.4	295.9

Change in plan assets:
Fair value of plan assets at beginning of year	217.3	215.7
Actual return on plan assets	37.0	8.8
Employer contributions	1.0	1.0
Benefits paid	(8.5)	(8.2)
Fair value of plan assets at end of year	246.8	217.3
Funded status and net amounts recognized	$(80.6)	$(78.6)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(0.1)	$(0.1)
Accrued pension benefits, long-term	(80.5)	(78.5)
Net amount recognized	$(80.6)	$(78.6)

In addition to the amounts above, net actuarial losses of $100.0 million and prior service costs of $2.4 million, less an applicable aggregate tax effect of $38.7 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2012. At September 30, 2011, net actuarial losses of $104.2 million and prior service costs of $2.9 million, less an applicable aggregate tax effect of $40.7 million, were included as components of Accumulated Other Comprehensive Income (Loss).

The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $7.8 million and $0.6 million.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $302.4 million and $271.6 million at September 30, 2012 and 2011. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30
	2012			2011
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan	$4.4	$4.2	$-	$4.4	$3.7	$-
Master plan	309.5	285.7	246.4	278.5	255.7	216.9
German plan	10.4	10.4	-	10.5	10.5	-
French plan	3.1	2.1	0.4	2.5	1.7	0.4
	$327.4	$302.4	$246.8	$295.9	$271.6	$217.3

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2012	2011	2010
Weighted average assumptions to determined benefit
obligations at the measurement date:
Discount rate for obligation	4.1%	4.6%	5.1%
Rate of compensation increase	3.3%	3.5%	3.5%

Weighted average assumptions to determined benefit
cost for the year:
Discount rate for expense	4.6%	5.1%	5.5%
Expected rate of return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	3.5%	3.5%	4.0%

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

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2012 and 2011, by asset category, along with target allocations, are as follows:

	2012	2011	2012	2011
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	40 - 60%	40 - 60%	50%	47%
Fixed income securities	40 - 60%	40 - 60%	50%	53%
Total			100%	100%

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

Fair Value Measurements of Plan Assets

The following table summarizes the valuation of our pension plan assets by pricing categories:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash	$2.3	$2.3	$-	$-
Equities
US companies	87.8	87.8	-	-
International companies	34.9	34.9	-	-
Fixed income securities	121.4	64.1	57.3	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$246.8	$189.5	$57.3	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash	$2.3	$2.3	$-	$-
Equities
US companies	70.3	70.3	-	-
International companies	30.7	30.7	-	-
Fixed income securities	113.6	58.4	55.2	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$217.3	$162.1	$55.2	$-

The Level 2 fixed income securities are commingled funds valued using the net asset value (“NAV”) unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, all of which are publicly traded securities. For further descriptions of the asset Levels used in the above chart, refer to Note 5.

Cash Flows

Our U.S. qualified defined benefit plan is funded in excess of 80 percent, and therefore we expect that the plan will not be subject to the “at risk” funding requirements of the Pension Protection Act.

During 2012 and 2011, we contributed cash of $1.0 million and $1.0 million to our defined benefit retirement plans. We do not expect to contribute to our master defined benefit retirement plan in fiscal year 2013, due to the significant contribution of $50.0 million made during 2010, however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2013	$10.2
2014	10.8
2015	11.6
2016	12.5
2017	13.4
2018-2022	82.4

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $13.3 million, $13.0 million and $12.6 million in fiscal years 2012, 2011 and 2010.

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

The postretirement health care plan reflected a benefit during fiscal 2012, 2011 and 2010 of ($0.3) million, ($0.1) million and ($1.0) million.  The change in the accumulated postretirement benefit obligation was as follows:

	Years Ended September 30
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$9.5	$9.7
Service cost	0.4	0.4
Interest cost	0.3	0.4
Actuarial gain	-	(0.6)
Benefits paid	(0.9)	(0.7)
Retiree contributions	0.3	0.3
Benefit obligation at end of year	$9.6	$9.5

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.5	$0.6
Accrued benefits obligation, long-term	9.1	8.9
Net amount recognized	$9.6	$9.5

During fiscal 2012 and 2011, we contributed $0.6 million and $0.4 million to the plan.

In addition to the amounts above, net actuarial gains of $1.6 million and prior service credits of $3.8 million, less an applicable aggregate tax effect of $2.1 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2012. At September 30, 2011, net actuarial gains of $1.7 million and prior service credits of $4.8 million, less an applicable aggregate tax effect of $2.5 million, were included as components of Accumulated Other Comprehensive Income (Loss).

The estimated net actuarial gain and prior service benefit for our postretirement health care plan that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are ($0.1) million and ($0.9) million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2012, 2011 and 2010 was 4.0, 4.4 and 5.5 percent. The discount rate used to determine the benefit obligation as of September 30, 2012, 2011 and 2010 was 3.3, 4.0 and 4.4 percent. As of September 30, 2012 the health care-cost trend rates were assumed to decrease as follows:

	2012	2011	2010

Year 1	6.75%	7.25%	7.75%
Year 2	6.25%	6.75%	7.25%
Year 3	5.75%	6.25%	6.75%
Year 4	5.25%	5.75%	6.25%
Year 5	5.00%	5.25%	5.75%
Year 6	5.00%	5.00%	5.25%
Year 7	5.00%	5.00%	5.00%
Year 8 and beyond	5.00%	5.00%	5.00%

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2012 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.9 million and $0.8 million.

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $0.5 million in fiscal 2013 and less than $1.0 million per year thereafter.

NOTE 7. COMMON STOCK

Share Repurchases

We repurchased 1.5 million, 3.0 million and 1.0 million shares of our common stock during fiscal years 2012, 2011 and 2010 for $42.4 million, $110.0 million and $34.5 million, respectively, in the open market.  In May 2011, our Board of Directors approved an expansion of our share repurchase authorization by 3.0 million shares.  Share repurchases may be made through the open market or private transactions.  As of September 30, 2012 a cumulative total of 28.2 million shares had been repurchased by us at market trading prices, leaving 0.5 million shares remaining for purchase under the Board’s authorization.  The Board’s approval has no expiration date and currently there are no plans to terminate this program in the future.

Stock-Based Compensation

We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, we grant performance-based stock options, performance share units (“PSUs”) and RSUs to certain management level employees and vested deferred stock to non-employee directors. We also offer eligible employees the opportunity to buy shares of our common stock at a discount via an Employee Stock Purchase Plan (“ESPP”).  The ESPP was approved by our shareholders in fiscal 2009 and did not have a significant impact on our financial statements in any fiscal year.

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders.  Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares.  At September 30, 2012, 5.5 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2012, we had 19.5 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Years Ended September 30
	2012	2011	2010

Total stock-based compensation cost (pre-tax)	$11.6	$12.2	$12.0
Total income tax benefit	(4.2)	(4.5)	(4.4)
Total stock-based compensation cost, net of tax	$7.4	$7.7	$7.6

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values, excluding performance-based stock options:

	Years Ended September 30
	2012	2011	2010
Weighted average fair value per share	$9.79	$12.31	$7.86

Valuation assumptions:
Risk-free interest rate	1.0%	1.2%	2.4%
Expected dividend yield	1.4%	1.1%	1.7%
Expected volatility	41.2%	37.3%	37.2%
Weighted average expected life	4.8 years	5.3 years	5.6 years

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

The following table summarizes transactions under our stock option plans, excluding performance-based stock options, for fiscal year 2012:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2011	1,704	$30.05
Granted	825	30.65
Exercised	(144)	24.00
Cancelled/Forfeited	(282)	32.28
Balance Outstanding at September 30, 2012	2,103	$30.41	7.4 years	$3.9
Exercisable at September 30, 2012	731	$28.60	5.4 years	$2.1
Options Expected to Vest	1,184	$31.26	8.4 years	$1.7

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $29.06, as reported by the New York Stock Exchange on September 30, 2012. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $1.3 million, $23.3 million and $3.9 million.

As of September 30, 2012, there was $9.4 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2.3 years.

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

As of September 30, 2012, the total number of performance-based stock options granted and outstanding is approximately 0.2 million shares. There is no unrecognized compensation expense related to performance-based stock options as of September 30, 2012 as the performance period concluded as of September 30, 2011.

The basis for the assumptions listed above is similar to the valuation assumptions used for non-performance-based stock options, as discussed previously.

The following table summarizes our stock option activity related to performance-based stock options for fiscal year 2012.

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2011	524	$19.39
Granted	-	-
Exercised	(217)	19.39
Cancelled/Forfeited	(131)	19.39
Balance Outstanding at September 30, 2012	176	$19.39	3.7 years	$1.7

(1)  The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $29.06 as reported by the New York Stock Exchange on September 30, 2012. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

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

The following table summarizes transactions for our nonvested RSUs for fiscal year 2012:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2011	406	$29.03
Granted	108	30.76
Vested	(139)	26.77
Forfeited	(68)	30.45
Nonvested RSUs at September 30, 2012	307	$30.38

As of September 30, 2012, there was $5.3 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2 years. The total vest date fair value of shares that vested during fiscal years 2012, 2011 and 2010 was $6.8 million, $15.9 million and $7.3 million.

Performance Share Units

Our Compensation Committee grants PSUs to certain employees and these awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to dividend reinvestment.  Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements.

The fair value of the PSUs is equal to the average of the high and low prices of our common stock on the date of grant, multiplied by the number of units granted.  For PSUs with a market condition such as total shareholder return, the Monte-Carlo simulation method is used to determine fair value.  The following table sets forth the weighted average fair value per share for total shareholder return PSUs and the related valuation assumptions used in the determination of those fair values:

	Years Ended September 30
	2012	2011
Weighted average fair value per share	$23.26	$31.13

Valuation assumptions:
Risk-free interest rate	0.4%	0.8%
Expected dividend yield	0.0%	1.1%
Expected volatility	35.6%	39.8 - 41.7%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs for fiscal 2012:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested PSUs as of October 1, 2011	242	$22.52
Granted	265	23.26
Vested	(36)	13.20
Forfeited	(79)	21.30
Nonvested PSUs at September 30, 2012	392	$25.40

As of September 30, 2012, there was $6.1 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2014.

NOTE 8. SPECIAL CHARGES

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  The charges associated with these actions are summarized below.

2012 Actions
•
During the fourth quarter of fiscal 2012, we recorded a non-cash impairment charge of $4.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of strategic decisions made relative to the exiting of underperforming portions of our home care business.  Also associated with this action was the elimination of approximately 100 positions and the related charge of $1.0 million, primarily related to severance and other benefits to be provided to the effected employees.  These actions and the related cash expenditures are expected to be completed by the end of fiscal year 2013.

•
During the second quarter of fiscal 2012, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company resulting in a special charge of $9.3 million, net of reversals, recognized throughout fiscal 2012 primarily related to severance and other benefits to be provided to the effected employees.  We also recorded an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we recorded a non-cash impairment charge of $8.0 million related to a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2012, but some will be paid in fiscal 2013.

2011 Actions
•
During the second quarter of fiscal 2011, we recorded an additional special charge of $2.6 million related to our fiscal 2010 fourth quarter action.  The majority of the charge related to additional severance and other benefits provided to affected employees of that action as well as a write-down of assets held for sale.  During the third quarter of fiscal 2011, we recorded a benefit of $1.2 million primarily related to the net reversal of severance recorded in relation to our fourth quarter of fiscal 2010 restructuring action, partially offset by an additional write-down of assets held for sale.  The remainder of the cash expenditures associated with the severance will be completed before the end of fiscal 2013.

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

•
During the second quarter of fiscal 2010, we announced organizational changes including the elimination of approximately 160 positions across the Company. The result was a special charge of $5.0 million primarily related to severance and other benefits provided to affected employees. The majority of the cash expenditures associated with the severance was completed by the end of our 2011 fiscal year.

Severance activity related to these actions during fiscal 2012 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				September 30,
	2011	Expenses	Cash Payments	Reversals	2012
Fiscal Year 2012
Q2 Action - Restructuring	$-	$8.4	$(5.0)	$-	$3.4
Q4 Action - Restructuring	-	1.0	-	-	1.0
Total Fiscal Year 2012	$-	$9.4	$(5.0)	$-	$4.4

Fiscal Year 2010
Q2 Action - Restructuring	$0.4	$-	$(0.4)	$-	$-
Q4 Action - Restructuring	1.5	-	(0.9)	(0.3)	0.3
Total Fiscal Year 2010	$1.9	$-	$(1.3)	$(0.3)	$0.3

Total	$1.9	$9.4	$(6.3)	$(0.3)	$4.7

NOTE 9. INCOME TAXES

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Years Ended September 30
	2012	2011	2010
Income before income taxes:
Domestic	$148.6	$122.5	$169.4
Foreign	14.9	37.2	13.5
Total	$163.5	$159.7	$182.9

Income tax expense:
Current provision
Federal	$65.9	$41.1	$35.9
State	4.3	2.3	(5.3)
Foreign	4.8	4.3	7.0
Total current provision	75.0	47.7	37.6
Deferred provision:
Federal	(29.2)	(0.8)	15.2
State	0.1	(0.2)	4.4
Foreign	(3.2)	(20.5)	(0.3)
Total deferred provision	(32.3)	(21.5)	19.3
Income tax expense	$42.7	$26.2	$56.9

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Years Ended September 30
	2012		2011		2010
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$57.2	35.0	$55.9	35.0	$64.0	35.0
State income tax (b)	3.5	2.2	2.4	1.5	4.8	2.6
Foreign income tax (c)	(3.4)	(2.1)	(8.0)	(5.0)	(0.6)	(0.3)
International tax restructuring	(11.0)	(6.7)	-	-	-	-
Application of federal tax credits	(0.6)	(0.4)	(4.1)	(2.5)	(0.6)	(0.3)
Adjustment of estimated income tax accruals	(2.1)	(1.3)	2.3	1.4	(9.7)	(5.4)
Valuation of tax attributes	0.3	0.2	(19.5)	(12.2)	-	-
Other, net	(1.2)	(0.8)	(2.8)	(1.8)	(1.0)	(0.5)
Income tax expense	$42.7	26.1	$26.2	16.4	$56.9	31.1

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Years Ended September 30
	2012	2011
Deferred tax assets:
Employee benefit accruals	$53.9	$58.5
Reserve for bad debts	12.4	9.3
Accrued warranty	10.5	5.5
Net operating loss carryforwards	39.4	22.8
Tax credit carryforwards	1.8	1.9
Other, net	26.7	30.4
	144.7	128.4
Less: Valuation allowance	(8.6)	(8.1)
Total deferred tax assets	136.1	120.3

Deferred tax liabilities:
Depreciation	(33.9)	(41.2)
Amortization	(81.1)	(33.9)
Other, net	(2.0)	(4.7)
Total deferred tax liabilities	(117.0)	(79.8)
Deferred tax asset - net	$19.1	$40.5

At September 30, 2012, we had $35.0 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period.  We had $1.9 million of deferred tax assets related to domestic federal net operating loss carryforwards that expire in 2031.  We also had $2.5 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2013 and 2031.  For tax credits, we had $1.5 million of deferred tax assets related to state credits, which expire between 2013 and 2027 and $0.3 million of credits in foreign jurisdictions that do not expire.

In the fourth quarter of fiscal 2012, we recognized a one-time tax benefit of $11.0 million related to the tax reorganization of a portion of our international operations.  The reorganization triggered adjustments to the value of certain of our deferred tax attributes including the write-off of deferred tax liabilities that had previously reduced the realizable value of our foreign net operating loss carryforwards.

The gross deferred tax assets as of September 30, 2012 were reduced by valuation allowances of $8.6 million relating primarily to foreign tax attributes as it is more likely than not that some portion or all of these tax attributes will not be realized.  In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We operate under tax holidays in both Singapore and Puerto Rico.  The Singapore tax holiday is effective through 2016 while the Puerto Rico tax holiday is effective through 2025.  Both incentives are conditional on meeting certain employment and/or investment thresholds.  The impact of these tax holidays decreased foreign taxes by $1.7 million in fiscal 2012 and $0.7 million for fiscal 2011.  The benefit of the tax holidays on net income per share (diluted) was $0.03 and $0.01 for fiscal 2012 and 2011, respectively.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns.  In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns.  During fiscal 2012, the Internal Revenue Service (“IRS”) concluded its audit for fiscal year 2010.  Also during fiscal 2012, the IRS initiated and is still conducting its post-filing examination of the fiscal 2011 consolidated federal return.  We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2012 and have submitted the application to remain in the CAP for fiscal 2013 and 2014.  The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2006.

We also have on-going audits in various stages of completion in several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits.  The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $3 to $7 million in the next twelve months, excluding interest.

The total amount of gross unrecognized tax benefits as of September 30, 2012, 2011 and 2010 was $9.8 million, $17.8 million and $24.0 million, which includes $8.4 million, $11.5 million and $8.0 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended September 30
	2012	2011	2010
Balance at October 1	$17.8	$24.0	$35.5
Increases in tax position of prior years	0.5	0.4	3.9
Decreases in tax position of prior years	(2.7)	(3.0)	(6.8)
Increases in tax positions related to the current year	-	5.1	1.4
Settlements with taxing authorities	(3.8)	(5.2)	(6.0)
Lapse of applicable statute of limitations	(1.9)	(3.5)	(4.0)
Foreign currency adjustments	(0.1)	-	-
Total change	(8.0)	(6.2)	(11.5)
Balance at September 30	$9.8	$17.8	$24.0

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Accrued interest and penalties, which are not presented in the reconciliation table above, were $0.8 million, $1.9 million and $2.1 million at September 30, 2012, 2011 and 2010.  Related to interest and penalties, we recognized an income tax benefit (expense) of less than $0.1 million in 2012, ($0.1) million in 2011 and $3.0 million in 2010.

The amount of gross unrecognized tax benefits reflected in our financial statements include amounts related to our former funeral services business for taxing jurisdictions where we filed consolidated tax returns.  Pursuant to the Tax Sharing Agreement entered into as part of the spin-off, Hillenbrand, Inc. is responsible for the portion of the unrecognized tax benefits attributable to the funeral services business.  During fiscal 2012, we were able to resolve all of the remaining unrecognized tax benefits attributable to Hillenbrand, Inc.

NOTE 10. EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 1.4 million, 0.6 million and 3.4 million for fiscal years 2012, 2011 and 2010. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Years Ended September 30
	2012	2011	2010

Net income attributable to common shareholders	$120.8	$133.3	$125.3

Average shares outstanding - Basic (thousands)	62,120	63,164	62,934
Add potential effect of exercise of stock options
and other unvested equity awards (thousands)	241	735	805
Average shares outstanding - Diluted (thousands)	62,361	63,899	63,739

Net income attributable to common shareholders
per common share - Basic	$1.94	$2.11	$1.99

Net income attributable to common shareholders
per common share - Diluted	$1.94	$2.09	$1.97

NOTE 11. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. During the fourth quarter of fiscal 2012, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  As part of these changes, we combined the North America Acute Care and components of the North America Post-Acute Care segments into a new North America segment.  At the same time we created the Surgical and Respiratory Care segment which contains the surgical reporting unit (formerly part of the North America Acute Care segment), the respiratory care reporting unit (formerly part of the North America Post-Acute Care segment) and the recently acquired Aspen Surgical business.  There were no changes to the International segment.  The prior year segment information included below has been updated to reflect these changes.

Our new operating structure contains the following reporting segments:

•	North America - sells and rents our patient support and near-patient technologies and services, as well as our health information technology solutions, in the U.S. and Canada.

•	Surgical and Respiratory Care - sells and rents our surgical and respiratory care products in all settings.

•	International - sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

Our performance under the new operating structure continues to be measured on a divisional income basis before impairment on goodwill and other intangibles, litigation and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. These costs include corporate expenses that support the entire organization such as administration, finance, legal and human resources.

	Years Ended September 30
	2012	2011	2010
Revenues:
North America	$998.2	$1,057.2	$958.2
Surgical and Respiratory Care	153.2	132.9	123.3
International	482.9	401.6	388.1
Total revenues	$1,634.3	$1,591.7	$1,469.6

Divisional income:
North America	$198.9	$230.6	$185.7
Surgical and Respiratory Care	38.1	40.0	38.1
International	18.6	27.9	29.9
Corporate expenses	(64.2)	(83.0)	(70.0)
Total divisional income	191.4	215.5	183.7

Impairment of goodwill and other intangibles	8.0	-	-
Litigation (credit) charge	(3.6)	47.3	(21.2)
Special charges	18.2	1.4	13.2
Operating profit	168.8	166.8	191.7

Interest expense	(6.5)	(8.5)	(8.7)
Investment income and other, net	1.2	1.4	(0.1)
Income before income taxes	$163.5	$159.7	$182.9

Geographic Information

Geographic data for net revenues and long-lived assets (which consist mainly of property and equipment leased to others) were as follows:

	Years Ended September 30
	2012	2011	2010
Net revenues to unaffiliated customers: (a)
United States	$1,077.8	$1,105.0	$1,027.1
Foreign	556.5	486.7	442.5
Total revenues	$1,634.3	$1,591.7	$1,469.6
Long-lived assets: (b)
United States	$172.5	$180.2	$200.3
Foreign	77.6	42.6	43.4
Total long-lived assets	$250.1	$222.8	$243.7

(a)	Net revenues are attributed to geographic areas based on the location of the customer.
(b)	Includes property and equipment leased to others.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.

2012 Quarter Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Net revenues	$381.1	$415.1	$406.5	$431.6
Gross profit	$185.1	$195.8	$172.7	$201.1
Net income attributable to common shareholders	$32.9	$25.3	$23.4	$39.2
Basic net income attributable to common
shareholders per common share	$0.53	$0.41	$0.38	$0.63
Diluted net income attributable to common
shareholders per common share	$0.53	$0.40	$0.37	$0.63

2011 Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Net revenues	$374.2	$402.1	$384.8	$430.6
Gross profit	$184.5	$198.6	$187.6	$210.6
Net income attributable to common shareholders	$35.2	$33.1	$1.5	$63.5
Basic net income attributable to common
shareholders per common share	$0.56	$0.53	$0.02	$1.01
Diluted net income attributable to common
shareholders per common share	$0.55	$0.52	$0.02	$1.01

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for fiscal years 2012, 2011 and 2010 was $20.7 million, $20.0 million and $19.5 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $59.8 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.

Amount
2013	$19.7
2014	$13.2
2015	$10.0
2016	$7.1
2017	$5.3
2018 and beyond	$4.5

We have a long-term agreement with IBM to manage our global information structure environment that expires in September 2014, however, as of September 30, 2012 we notified IBM that we would be terminating our long-term agreement in fiscal 2013.  We have estimated the termination fee to be $0.6 million and accrued the fee as of September 30, 2012.

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

The district court dismissed the claims and denied class certification, but in October 2010, the plaintiffs appealed these decisions to the United States Court of Appeals for the Fifth Circuit.  In September 2012, the Fifth Circuit affirmed the denial of class certification and remanded back to the District Court the plaintiffs’ claim for attorney fees.  On October 1, 2012, Batesville Casket Company, Inc. entered into a confidential settlement agreement fully resolving the lawsuit.

The settlement of the lawsuit results in the termination of the Judgment Sharing Agreement between us and Hillenbrand, Inc. as well as certain restrictive covenants imposed on us pursuant to the Distribution Agreement with Hillenbrand, Inc. dated March 14, 2008.  The restrictive covenants had limited our ability to, among other things, increase our dividend, incur indebtedness, make share repurchases and complete acquisitions.

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker responded with counterclaims seeking declaratory judgment for noninfringement and invalidity for several of the patents at issue, and has filed counterclaims alleging infringement of three of their patents.  On August 14, 2012, we entered into a confidential favorable settlement agreement with Stryker Corporation fully resolving all of their counterclaims and our lawsuit regarding claims about our powered wheel patents.  No trial date for the remaining lawsuit has been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

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

NOTE 14. SUBSEQUENT EVENTS

In October 2012, the Board approved an expansion of its previously announced share repurchase authorization by 3.5 million shares, bringing the total number of shares available for repurchase to 32.2 million shares of which 28.2 million shares have been repurchased.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 and the related report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

As described in the following paragraph, there were changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have excluded Völker and Aspen Surgical from our assessment of internal control over financial reporting as of September 30, 2012, because they were acquired by us in separate purchase business combinations during 2012.  Völker is a wholly-owned subsidiary whose total assets and total revenues represent 5 percent and 4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.  Aspen Surgical is a wholly-owned subsidiary whose total assets and total revenues represent 15 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.  We are currently in the process of evaluating and integrating Völker and Aspen Surgical historical internal control over financial reporting with ours.  We expect to complete this integration in fiscal 2013.

Item 9B.   OTHER INFORMATION

On November 12, 2012, one of our directors, Katherine Napier, informed us that due to competing commitments, she would not stand for re-election at our next annual stockholders meeting in March 2013.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2013 relating to our 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this report in Part I, Item 1 under the caption “Executive Officers of the Registrant.”

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, under the heading “Executive Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2013 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this Form 10-K or, where noted, incorporated by reference:

(1)	Financial Statements

The financial statements of the Company and its consolidated subsidiaries are listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 37.

(2)	Financial Statement Schedules

The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 37.

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

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2012, 2011 and 2010

(Dollars in millions)
		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2012	$26.7	$1.6	$18.5	(a)	$(8.3)	(b)	$38.5
September 30, 2011	$29.0	$1.5	$3.1	(a)	$(6.9)	(b)	$26.7
September 30, 2010	$27.5	$0.8	$7.2	(a)	$(6.5)	(b)	$29.0

Allowance for inventory valuation:

Period Ended:
September 30, 2012	$22.9	$2.2	$1.6	(c)	$(4.7)	(d)	$22.0
September 30, 2011	$24.7	$3.7	$-	(c)	$(5.5)	(d)	$22.9
September 30, 2010	$28.3	$0.2	$-	(c)	$(3.8)	(d)	$24.7

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2012	$8.1	$0.4	$-		$0.1	(e)	$8.6
September 30, 2011	$28.5	$(19.5)	$-		$(0.9)	(e)	$8.1
September 30, 2010	$37.5	$(0.8)	$-		$(8.2)	(e)	$28.5

(a)
Reduction of gross revenues for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue.  Also includes the effect of acquired businesses, if any.

(b)	Generally reflects the write-off of specific receivables against recorded reserves.

(c)	Generally reflects the effect of acquired businesses, if any.

(d)	Generally reflects the write-off of specific inventory against recorded reserves.

(e)	Primarily reflects write-offs of deferred tax assets against the valuation allowance and other movement of the valuation allowance offset by an opposing change in deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILL-ROM HOLDINGS, INC.

By:	/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

Date: November 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Rolf A. Classon	/s/	James R. Giertz
	Rolf A. Classon Chairman of the Board		James R. Giertz Director

/s/	John J. Greisch	/s/	Charles E. Golden
	John J. Greisch President and Chief Executive Officer and Director (Principal Executive Officer)		Charles E. Golden Director

/s/	Mark J. Guinan	/s/	W August Hillenbrand
	Mark J. Guinan Senior Vice President and Chief Financial Officer (Principal Financial Officer)		W August Hillenbrand Director

/s/	Richard G. Keller	/s/	Ronald A. Malone
	Richard G. Keller Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)		Ronald A. Malone Director

/s/	Joanne C. Smith, M.D.	/s/	Eduardo R. Menascé
	Joanne C. Smith, M.D. Director		Eduardo R. Menascé Director

Katherine S. Napier Director

Date: November 15, 2012

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

2.1
Distribution Agreement dated as of March 14, 2008 by and between Hill-Rom Holdings, Inc. (formerly Hillenbrand Industries, Inc.)  and Hillenbrand, Inc. (formerly Batesville Holdings, Inc.) (Incorporated herein by reference to Exhibit 2.1 filed with Form 8-K dated April 1, 2008)

2.2
Letter Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. regarding interpretation of Distribution Agreement (Incorporated herein by reference to Exhibit 2.2 filed with Form 10-Q dated May 14, 2008.)

2.3
Share Sale and Purchase Agreement dated as of December 15, 2011 between Völker GmbH and Hill-Rom Holdings, Inc.  (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated February 14, 2012)

2.4
Stock Purchase Agreement dated as of July 23, 2012 between Roundtable Healthcare Partners II, L.P. and Hill-Rom Inc. regarding the purchase of Aspen Surgical Products Holding, Inc. (Incorporated herein by reference to Exhibit 2.1 filed with Form 8-K dated July 26, 2012)

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

*10.1	Hill-Rom Holdings, Inc. Amended and Restated Short Term Incentive Compensation Program (Incorporated herein by reference to Exhibit 10.1 filed with Form 10-K dated November 24, 2009)

*10.2	Form of Director Indemnity Agreement (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K dated December 23, 2003)

*10.3	Form of Indemnity Agreement between Hill-Rom Holdings, Inc. and certain executive officers (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-K dated November 16, 2011)

*10.4	Hill-Rom Holdings, Inc. Board of Directors’ Deferred Compensation Plan (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q dated July 13, 2001)

*10.5	Hill-Rom Holdings, Inc. Director Phantom Stock Plan and form of award (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-Q dated July 13, 2001)

*10.6	Hill-Rom Holdings, Inc. Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.14 filed with Form 10-K dated December 23, 2003)

*10.7
Form of Non-Qualified Stock Option Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.11 filed with Form 10-K dated November 16, 2011)

*10.8
Form of Non-Qualified Stock Option Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-K dated November 16, 2011)

*10.9
Form of Performance Based Stock Award granted December 3, 2009 to certain executive officers, including the named executive officers, under the Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.18 filed with Form 10-K dated November 17, 2010)

10.10
Credit Agreement dated as of March 28, 2008 among Hill-Rom Holdings, Inc., the lenders named therein, and Citibank, N.A. as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated April 1, 2008)

*10.11	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated April 1, 2008)

*10.12	Employment Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and John H. Dickey (Incorporated herein by reference to Exhibit 10.5 filed with Form 8-K dated April 1, 2008)

*10.13	Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.6 filed with Form 8-K dated April 1, 2008)

10.14
Judgment Sharing Agreement dated as of March 14, 2008 among Hill-Rom Holdings, Inc., Hillenbrand, Inc. and Batesville Casket Company, Inc. (Incorporated herein by reference to Exhibit 10.8 filed with Form 8-K dated April 1, 2008)

10.15	Tax Sharing Agreement dated as of March 31, 2008 between Hill-Rom Holdings, Inc. and Hillenbrand, Inc. (Incorporated herein by reference to Exhibit 10.10 filed with Form 8-K dated April 1, 2008)

*10.16	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with Form 10-K dated November 24, 2009)

*10.17	Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q dated May 14, 2008)

*10.18	Letter Agreement dated September 27, 2009 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated September 27, 2009)

*10.19	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.20	Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 7, 2010)

*10.21	Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.2 filed with Form 8-K dated January 7, 2010)

*10.22	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated January 6, 2010 (Incorporated herein by reference to Exhibit 10.4 filed with Form 8-K dated January 7, 2010)

*10.23	Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q dated May 6, 2010)

*10.24	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.6 filed with Form 10-Q dated May 6, 2010)

*10.25	Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q dated May 6, 2010)

*10.26	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.8 filed with Form 10-Q dated May 6, 2010)

*10.27	Employment Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.9 filed with Form 10-Q dated May 6, 2010)

*10.28	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Philip D. Settimi dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.10 filed with Form 10-Q dated May 6, 2010)

*10.29	Employment Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010 (Incorporated by reference to Exhibit 10.50 filed with the Company’s Form 10-K dated November 17, 2010)

*10.30
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Martha G. Aronson dated August 1, 2010 (Incorporated by reference to Exhibit 10.51 filed with the Company’s Form 10-K dated November 17, 2010)

*10.31
Employment Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010 (Incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-K dated November 17, 2010)

*10.32
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010 (Incorporated by reference to Exhibit 10.55 filed with the Company’s Form 10-K dated November 17, 2010)

*10.33
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (other than the CEO) (Incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10-K dated November 17, 2010)

*10.34
Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010 (Incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10-K dated November 17, 2010)

*10.35	2011 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K dated November 17, 2010)

*10.36	2013 Non-Employee Director Compensation Policy

*10.37
Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.63 filed with the Company’s Form 10-K dated November 17, 2010)

*10.38
Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 filed with the Company’s Form 10-K dated November 17, 2010)

*10.39	Employment Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated November 1, 2010)

*10.40	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Mark Guinan, dated November 1, 2010 (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K dated November 1, 2010)

*10.41	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K dated November 16, 2011)

*10.42	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version) (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-K dated November 16, 2011)

*10.43	Employment Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-Q dated January 27, 2011)

*10.44
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010 (Incorporated by reference to Exhibit 10.13 filed with the Company’s Form 10-Q dated January 27, 2011)

*10.45	Employment Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q dated April 28, 2011)

*10.46
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated April 28, 2011)

*10.47	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.48	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.49	Employment Agreement between Hill-Rom Holdings, Inc. and Michael Murphy, dated July 14, 2012

*10.50	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.51	Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.52	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.72 filed with the Company’s Form 10-K dated November 16, 2011)

*10.53
Limited Recapture Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.73 filed with the Company’s Form 10-K dated November 16, 2011)

*10.54	Employment Agreement between Hill-Rom Holdings, Inc. and Edward Gregory Pritchard, dated July 23, 2012

*10.55	Officer Indemnity Agreement between Hill-Rom Holdings, Inc. and Edward Gregory Pritchard, dated July 23, 2012

*10.56	Change in Control Agreement between Hill-Rom Holdings, Inc. and Edward Gregory Pritchard, dated July 23, 2012

*10.57
Credit Agreement dated as of August 24, 2012 among Hill-Rom Holdings, Inc., the lenders named therein, and JPMorgan Chase Bank N.A. as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated August 24, 2012)

99.1
Schedules showing the effect of changes in reportable segments for quarterly periods in fiscal year 2009 and 2010 (Incorporated by reference to Exhibit 99.1 filed with the Company’s Form 10-Q on April 28, 2011)

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