Form 10-Q
period 2012-12-31
Hill-Rom Holdings, Inc.
filed 2013-01-25
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012

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

Common Stock, without par value – 60,335,161 shares as of January 18, 2013.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended December 31
	2012	2011
Net Revenues
Capital sales	$324.4	$266.9
Rental revenues	104.0	114.2
Total revenues	428.4	381.1

Cost of Revenues
Cost of goods sold	188.9	147.7
Rental expenses	48.1	48.3
Total cost of revenues	237.0	196.0

Gross Profit	191.4	185.1

Research and development expenses	17.2	15.3
Selling and administrative expenses	136.1	120.2
Litigation charge	1.0	-

Operating Profit	37.1	49.6

Interest expense	(2.3)	(1.8)
Investment income and other, net	0.5	0.6

Income Before Income Taxes	35.3	48.4

Income tax expense (Note 8)	11.3	15.5

Net Income	$24.0	$32.9

Net Income per Common Share - Basic	$0.39	$0.53

Net Income per Common Share - Diluted	$0.39	$0.53

Dividends per Common Share	$0.1250	$0.1125

Average Common Shares Outstanding - Basic (thousands) (Note 9)	60,903	61,976

Average Common Shares Outstanding - Diluted (thousands) (Note 9)	61,106	62,337

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Quarterly Period Ended December 31
	2012	2011
Net income	$24.0	$32.9

Other comprehensive income (loss):

Available-for-sale securities and currency hedges, net of tax
of $0.0 million and $0.0 million, respectively	0.2	0.2

Foreign currency translation adjustment, net of tax of $0.0 million
and ($0.9) million, respectively	5.5	(3.4)

Items not yet recognized as a component of net periodic pension and postretirement healthcare costs, net of tax of $0.0 million
and $0.0 million, respectively	-	(0.2)

Total other comprehensive income (loss)	5.7	(3.4)

Total comprehensive income	$29.7	$29.5

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	December 31, 2012	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$107.6	$84.3
Trade accounts receivable, net of allowances (Note 2)	373.1	392.6
Inventories (Note 2)	122.7	126.9
Deferred income taxes (Notes 1 and 8)	48.3	48.6
Other current assets	30.7	29.4
Total current assets	682.4	681.8

Property, plant and equipment, net (Note 2)	245.5	250.1
Investments and investment securities (Notes 1 and 6)	7.3	7.3
Goodwill (Note 1)	342.5	335.2
Software and other intangible assets, net (Note 2)	280.5	290.8
Deferred income taxes (Notes 1 and 8)	34.3	38.9
Other assets	22.5	23.5
Total Assets	$1,615.0	$1,627.6

LIABILITIES
Current Liabilities
Trade accounts payable	$78.2	$80.7
Short-term borrowings (Note 4)	115.2	115.2
Accrued compensation	66.8	73.4
Accrued product warranties (Note 11)	42.0	42.2
Other current liabilities	69.5	66.6
Total current liabilities	371.7	378.1

Long-term debt (Note 4)	234.6	237.5
Accrued pension and postretirement benefits (Note 5)	89.8	89.6
Deferred income taxes (Notes 1 and 8)	56.1	68.1
Other long-term liabilities	41.9	41.7
Total Liabilities	794.1	815.0

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	115.2	116.8
Retained earnings	1,416.7	1,400.3
Accumulated other comprehensive loss	(72.3)	(78.0)
Treasury stock, at cost (Note 2)	(643.1)	(630.9)
Total Shareholders' Equity	820.9	812.6
Total Liabilities and Shareholders' Equity	$1,615.0	$1,627.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Quarterly Period Ended December 31
	2012	2011
Operating Activities
Net income	$24.0	$32.9
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	31.1	26.6
Provision for deferred income taxes	(4.4)	(3.6)
Loss (gain) on disposal of property, equipment leased to others,
intangible assets and impairments	0.3	(1.6)
Stock compensation	3.3	2.5
Excess tax benefits from employee stock plans	(0.1)	(0.7)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	19.5	34.8
Inventories	4.2	1.8
Other current assets	(4.7)	16.5
Trade accounts payable	(2.5)	(1.7)
Accrued expenses and other liabilities	(7.9)	(43.5)
Other, net	2.0	(1.9)
Net cash provided by operating activities	64.8	62.1

Investing Activities
Capital expenditures and purchase of intangibles	(16.5)	(18.6)
Proceeds on sale of property and equipment leased to others	2.9	3.1
Payment for acquisition of businesses, net of cash acquired	(0.2)	-
Net cash used in investing activities	(13.8)	(15.5)

Financing Activities
Change in short-term debt	-	(3.8)
Payment of long-term debt	(2.8)	(47.3)
Purchase of noncontrolling interest	(0.7)	(0.7)
Payment of cash dividends	(7.5)	(7.0)
Proceeds on exercise of options	2.5	2.1
Proceeds from stock issuance	0.7	0.9
Excess tax benefits from employee stock plans	0.1	0.7
Treasury stock acquired	(20.4)	(1.7)
Net cash used in financing activities	(28.1)	(56.8)

Effect of exchange rate changes on cash	0.4	(0.5)

Net Cash Flows	23.3	(10.7)

Cash and Cash Equivalents:
At beginning of period	84.3	224.6
At end of period	$107.6	$213.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“2012 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2012 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 11), investments (Note 6), income taxes (Note 8) and commitments and contingencies (Note 13), among others.

Investment Securities

At December 31, 2012, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

See Note 6 for further details on our fair value measurements.

Goodwill

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2012:
Goodwill	$383.0	$271.5	$153.5	$808.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2012	24.9	271.5	38.8	335.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	6.1	-	6.1
Currency translation effect	-	-	1.2	1.2

Balances at December 31, 2012:
Goodwill	383.0	277.6	153.5	814.1
Accumulated impairment losses	(358.1)	-	(113.5)	(471.6)
Goodwill, net at December 31, 2012	$24.9	$277.6	$40.0	$342.5

During the first quarter of fiscal 2013, we recorded an adjustment to goodwill related to the Aspen Surgical acquisition completed during the fourth quarter of fiscal 2012.  See Note 3 for further details.

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

Entering the fiscal year we had $8.6 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2012 Form 10-K except as noted below:

In June 2011, the FASB issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or include the components in the Notes to our Consolidated Financial Statements and instead requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  Effective October 1, 2012, we adopted the two consecutive statements approach for the presentation of components of net income and other comprehensive income (loss) and a total for comprehensive income.

2.	Supplementary Balance Sheet Information

	December 31, 2012	September 30, 2012

Allowance for possible losses and discounts on trade receivables	$37.7	$38.5

Inventories:
Finished products	$67.9	$71.8
Raw materials and work in process	54.8	55.1
Total inventory	$122.7	$126.9

Accumulated depreciation of property, plant and equipment	$573.3	$584.8

Accumulated amortization of software and other intangible assets	$209.2	$198.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	60,319,088	60,796,923

Treasury shares	20,004,824	19,526,989

3.	Acquisitions

Aspen Surgical

On July 23, 2012, we completed a stock purchase agreement with the stockholders and optionholders of Aspen Surgical Products Holding, Inc. (“Aspen Surgical”) to acquire the entire equity interest in Aspen Surgical.  Aspen Surgical provided a portfolio of well-established surgical consumable and specialty medical products, focused on improving the safety of patients and health care professionals.

The purchase price for Aspen Surgical was $402.2 million ($399.8 million net of cash acquired).  We funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.  The results of Aspen Surgical are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Inventory	$25.9
Other current assets	19.7
Property, plant, and equipment	24.0
Goodwill	221.4
Trade name (Indefinite Lived)	29.0
Trade name (15-year weighted-average useful life)	4.6
Customer relationships (13-year weighted-average useful life)	121.9
Technology (10-year weighted-average useful life)	9.1
Other noncurrent assets	1.6
Current liabilities	(13.7)
Deferred tax liability	(41.3)
Total purchase price	$402.2

During the first quarter of 2013, we made certain adjustments to the opening balance sheet as of the acquisition date.  The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of contractual conditions under the terms of the purchase agreement.

Goodwill was allocated entirely to our Surgical and Respiratory Care segment and is not deductible for tax purposes.

Our total revenues on an unaudited proforma basis, as if the Aspen Surgical acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $28.5 million for the quarterly period ended December 31, 2011.  Net income, on an unaudited proforma basis, would have been higher by approximately $2.0 million for the quarterly period ended December 31, 2011 and earnings per diluted share would have been higher by $0.03.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Aspen Surgical business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  Völker is a leading manufacturer of long-term care and acute care bed frames, surfaces and furniture in Europe and around the world.  This transaction strengthened the Company’s channels and product offerings in Europe.  The complementary VölkerTM products also further developed the Company’s global portfolio, accelerated international expansion, and allowed us to leverage existing sales channels and customer relationships.  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired), which was reduced to $76.7 million, resulting from a $4.0 million purchase price adjustment, $1.2 million of which was recorded as a receivable from the seller as of December 31, 2012.  The results of Völker are included in the Condensed Consolidated Financial Statements since the date of acquisition.

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

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $34.5 million for the quarterly period ended December 31, 2011.  The impact to net income on an unaudited proforma basis would not have been significant to our financial results for that period.

4.	Financing Agreements

Total debt consists of the following:

	December 31, 2012	September 30, 2012
Outstanding finance credit lines	$0.2	$0.2
Revolving credit facility	105.0	105.0
Term loan current portion	10.0	10.0
Term loan long-term portion	185.0	187.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.2	0.6
Total debt	349.8	352.7
Less current portion of debt	115.2	115.2
Total long-term debt	$234.6	$237.5

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at December 31, 2012 have fixed rates of interest.  We have deferred gains of less than $0.9 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaced in its entirety our previous $500.0 million credit agreement.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2012, we had outstanding borrowings of $105.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $389.2 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2012.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $55.7 million and $56.2 million at December 31, 2012 and September 30, 2012, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $195.0 and $197.5 million based on quoted prices for similar liabilities at December 31, 2012 and September 30, 2012, and was entered into during the fourth quarter of fiscal 2012 at current market rates.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 6.

5.	Retirement and Postretirement Plans

We sponsor four defined benefit plans: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan and two defined benefit retirement plans covering employees in Germany and France.  Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time for our funded plans.  All of our plans have an annual measurement date of September 30.  The following table includes the components of net pension expense for our defined benefit plans.

	Quarterly Period Ended December 31
	2012	2011
Service cost	$1.5	$1.4
Interest cost	3.3	3.3
Expected return on plan assets	(4.0)	(4.2)
Amortization of unrecognized prior service cost, net	0.1	0.2
Amortization of net loss	2.0	1.5
Net pension expense	$2.9	$2.2

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $3.4 million in each of the quarterly periods ended December 31, 2012 and 2011.

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of December 31, 2012:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$107.6	$107.6	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$114.9	$107.6	$-	$7.3

At both December 31, 2012 and September 30, 2012, we had $7.3 million of available-for-sale marketable securities, consisting of AAA rated investment securities, primarily student loan auction rate securities (“ARS”). The carrying value of the investments are net of temporary valuation adjustments of approximately $0.5 million at each date. Since these valuation adjustments are deemed to be temporary, they are recorded in Accumulated Other Comprehensive Loss, net of a related tax benefit.  During the first quarter of fiscal 2013, we did not recognize any realized gains or losses related to these investments. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At December 31, 2012, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

7.	Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and back office operations, product rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2013 was as follows:

	Balance		Balance
	September 30, 2012	Cash Payments	December 31, 2012

Restructuring Actions	$4.7	$(2.0)	$2.7

8.	Income Taxes

The effective tax rate for the three-month period ended December 31, 2012 was 32.0 percent, which was the same as the comparable period in the prior year.

The effective tax rate in the current period would have been higher than the prior year due to the expiration of the research and development tax credit and lower earnings in lower-rate jurisdictions except that the current period was favorably impacted by $0.4 million of period tax benefits compared to a period tax expense of less than $0.1 million in the prior year.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended December 31
	2012	2011

Net income	$24.0	$32.9

Average shares outstanding - Basic	60,903	61,976
Add potential effect of exercise of stock options
and other unvested equity awards	203	361
Average shares outstanding - Diluted	61,106	62,337

Net income per common share - Basic	$0.39	$0.53

Net income per common share - Diluted	$0.39	$0.53

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	2.1	1.1

10.	Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $2.1 million for the quarterly period ended December 31, 2012 and $1.6 million for the comparable prior year period.

11.	Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  During the third quarter of fiscal 2012, we initiated a field corrective action on one of our med-surg product lines related to an electronics issue and recognized a charge of $16.0 million for this action. In the first quarter of fiscal 2013, we identified a new electronics issue with respect to this same product line and recognized an additional charge of $2.5 million to cover the estimated costs associated with the combined field corrective actions. These field corrective actions do not limit the manufacture, sale or ongoing use of these beds.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended December 31
	2012	2011

Balance at beginning of period	$42.2	$17.8
Provision for warranties during the period	6.6	3.3
Warranty claims during the period	(6.8)	(3.3)
Balance at end of period	$42.0	$17.8

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

Our performance under the new operating structure continues to be measured on a divisional income basis before impairment of goodwill and other intangibles, litigation and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. These costs include corporate expenses that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended December 31
	2012	2011
Revenues:
North America	$234.7	$252.4
Surgical and Respiratory Care	59.0	32.0
International	134.7	96.7
Total revenues	$428.4	$381.1

Divisional income:
North America	$41.2	$54.1
Surgical and Respiratory Care	8.7	9.6
International	5.6	2.5
Corporate expenses	(18.4)	(16.6)
Total divisional income	37.1	49.6

Interest expense	(2.3)	(1.8)
Investment income and other, net	0.5	0.6
Income before income taxes	$35.3	$48.4

13.	Commitments and Contingencies

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“2012 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”.  We assume no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2012 Form 10-K.

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

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.  See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of the changes in our reportable segments.

Net Revenues

	Quarterly Period Ended December 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
Capital sales	$324.4	$266.9	21.5	22.2
Rental revenues	104.0	114.2	(8.9)	(8.8)
Total Revenues	$428.4	$381.1	12.4	12.9

Capital sales increased for the three-month period ended December 31, 2012, primarily the result of sales associated with our fiscal 2012 acquisitions of Aspen Surgical and Völker.  These acquisitions contributed in excess of $50 million to revenues in the current quarter.  Within the International segment, the Middle East and Latin America regions also showed strong growth.  North America capital sales declined for the first quarter, partially offsetting the growth in our other two segments, on lower patient support systems sales.

Rental revenues declined for all segments in the three-month period.  In our North America segment, revenues were down in all areas, but most significantly in Home Care rentals following our exit of a portion of this business in the prior year.  In Surgical and Respiratory Care, revenues declined on lower respiratory care volumes and pricing.  International rental revenues were down slightly on unfavorable currency effects and lower volumes.

Gross Profit

	Quarterly Period Ended December 31		Percentage Change
	2012	2011
Gross Profit
Capital	$135.5	$119.2	13.7
Percent of Related Revenues	41.8%	44.7%

Rental	$55.9	$65.9	(15.2)
Percent of Related Revenues	53.8%	57.7%

Total Gross Profit	$191.4	$185.1	3.4
Percent of Total Revenues	44.7%	48.6%

Capital gross profit increased 13.7 percent, while gross margin decreased 290 basis points for the three-month period ended December 31, 2012.  The margin decline in the period related to a number of factors, most notably an unfavorable field corrective action of $2.5 million and the recognition of $2.5 million of inventory step-up associated with purchase accounting for the Aspen Surgical acquisition.  The additional margin decline was primarily related to regional portfolio mix as International segment revenues were up for the quarter while North America segment revenues were down, along with the generally lower margins associated with VölkerTM products.

Rental gross profit decreased 15.2 percent and gross margin decreased 390 basis points for the three-month period ended December 31, 2012.  These margins were impacted by lower revenues and the reduced leverage of our fleet and field service infrastructure as revenues have declined quicker than our field service costs.  The margin comparison is also negatively impacted by the prior year gain of $2.1 million recognized in connection with a vendor product recall that was completed in fiscal 2012.

Other

	Quarterly Period Ended December 31
	2012	2011

Research and development expenses	$17.2	$15.3
Percent of Total Revenues	4.0%	4.0%

Selling and administrative expenses	$136.1	$120.2
Percent of Total Revenues	31.8%	31.5%

Litigation charge	$1.0	$-

Interest expense	$(2.3)	$(1.8)
Investment income and other, net	$0.5	$0.6

Research and development expenses increased 12.4 percent for the three-month period ended December 31, 2012 due to the effect of acquisitions and continued investment spending, but held constant as a percentage of revenues.  Selling and administrative expenses increased for the period by 30 basis points, most notably related to the incremental expenses associated with our recent acquisitions, including $3.7 million of intangible amortization and $1.0 million of integration costs.  Selling and administrative expenses were also up internationally as we continue to invest in new initiatives and regions to expand our business.

Interest expense increased in the three-month period on higher outstanding borrowings from the new debt facility and slightly higher interest rates.

Reported and Adjusted Earnings

	Quarterly Period Ended December 31, 2012			Quarterly Period Ended December 31, 2011

	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$35.3	$11.3	$0.39	$48.4	$15.5	$0.53
Adjustments:
Acquisition and integration costs	3.5	1.2	0.04	1.7	0.5	0.02
Field corrective action	2.5	0.9	0.03	-	-	-
Litigation charge	1.0	0.4	0.01	-	-	-
Vendor product recall	-	-	-	(2.1)	(0.8)	(0.02)
Adjusted Earnings	$42.3	$13.8	$0.47	$48.0	$15.2	$0.53

The effective tax rate for the three-month period ended December 31, 2012 was 32.0 percent, which was the same as the comparable period in the prior year.

The effective tax rate in the current period would have been higher than the prior year due to the expiration of the research and development tax credit and lower earnings in lower-rate jurisdictions except that the current period was favorably impacted by $0.4 million of period tax benefits compared to a period tax expense of less than $0.1 in the prior year.

The adjusted effective tax rate for the three-month period ended December 31, 2012 was 32.6 compared to 31.7 percent for the comparable period in the prior year.  The lower rate in fiscal 2012 was due primarily to the benefit of earnings in lower-rate jurisdictions and the effect of the research and development tax credit as outlined above.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”). The Taxpayer Relief Act retroactively extended the research and development tax credit for a two-year period beginning January 1, 2012 through December 31, 2013.  The research and development credit had previously expired effective December 31, 2011.

The effects of changes in tax laws are recognized in the period the new legislation is enacted.  The reinstatement of an expired provision in a later period, even if retroactive, requires entities to wait until the date of enactment before factoring the effects of the legislation into its financial statements.  We will reflect the benefit of the reinstated research and development tax credit next quarter.  We currently estimate that the reinstatement of the credit will reduce the effective tax rate for fiscal 2013 by approximately 2 percent, and it will be recognized through a combination of a one-time catch-up adjustment for the impact related to the prior year and the inclusion of the current year credit into the fiscal 2013 effective tax rate.

Net income was $24.0 million for the first quarter ended December 31, 2012 compared to $32.9 million in the prior year period.  On an adjusted basis, net income decreased $4.3 million, or 13.1 percent.  Diluted earnings per share decreased 26.4 percent on a reported basis and 11.3 percent on an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended December 31		Percentage Change
				Constant
	2012	2011	As Reported	Currency
Revenues:
North America	$234.7	$252.4	(7.0)	(7.1)
Surgical and Respiratory Care	59.0	32.0	84.4	84.1
International	134.7	96.7	39.3	41.7
Total revenues	$428.4	$381.1	12.4	12.9

Divisional income:
North America	$41.2	$54.1	(23.8)
Surgical and Respiratory Care	8.7	9.6	(9.4)
International	5.6	2.5	124.0
Corporate Expenses	(18.4)	(16.6)	10.8
Total divisional income	$37.1	$49.6	(25.2)

North America

North America revenues decreased 7.0 percent for the three-month period ended December 31, 2012.  Capital sales were down for the quarter by 6.0 percent related primarily to volume declines in our patient support systems sales, which were down 10.1 percent in a difficult North American healthcare environment where there is continued pressure on capital spending.  Rental revenues declined in the period by 9.0 percent, with declines in all areas, but most significantly in Home Care rentals following our exit of a portion of this business in the prior year.  The remaining volume declines are attributable to continued initiatives by hospitals to control operating costs, resulting in reduced length of stay, and competitive pressures.

North America divisional income decreased for the three-month period due primarily to lower revenues and the resulting decline in gross profit, including an incremental charge for a field corrective action of $2.5 million.  The lower gross profit was only partially offset by lower operating expenses, most notably lower selling costs on the lower revenues.  Capital margins declined for the three-month period, impacted by the field corrective action but also in response to reduced leverage of manufacturing costs on lower volumes.  Rental margins also declined for the period as revenues have declined quicker than field infrastructure costs.  The year over year margin comparison was also negatively impacted by the prior year gain of $2.1 million recognized in connection with a vendor product recall that was completed in fiscal 2012.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 200.0 percent for the three-month period ended December 31, 2012, entirely related to the incremental sales associated with the Aspen Surgical acquisition.  Rental revenues decreased 11.4 percent for the three-month period as we continue to experience lower volumes and pricing in our respiratory care business.

Surgical and Respiratory Care divisional income decreased for the period as the incremental gross profit associated with Aspen Surgical sales was more than offset by the incremental operating expenses, and the reduced profitability of our respiratory care business resulting from the lower revenues outlined above.  Additionally, divisional income was negatively impacted by $2.7 million of intangible amortization and the $2.5 million inventory step-up associated with purchase accounting for the Aspen Surgical acquisition.

International

International capital sales increased 46.5 percent for the three-month period ended December 31, 2012, and increased 48.9 percent on a constant currency basis for the same period, due to the sales included from our second quarter fiscal 2012 acquisition of Völker, as well as increased sales in the Middle East and Latin America.  Rental revenues declined during the period by 5.2 percent on a reported basis and 3.0 percent on a constant currency basis on lower volumes.

International divisional income increased for the three-month period ended December 31, 2012 as the incremental gross profit associated with the higher revenues more than offset the incremental operating expenses, including intangible amortization costs of $1.0 million and integration costs of $0.9 million associated with the Völker acquisition, and the investment spending to grow this business.  Capital margins were relatively flat for the quarter as the generally lower margins associated with VölkerTM products were offset by manufacturing efficiencies on the higher volumes.  Rental margins on the other hand were down on a combination of slightly lower revenues and a small increase in field service and depreciation costs.

Liquidity and Capital Resources

	Quarterly Period Ended December 31
	2012	2011
Cash Flows Provided By (Used In):
Operating activities	$64.8	$62.1
Investing activities	(13.8)	(15.5)
Financing activities	(28.1)	(56.8)
Effect of exchange rate changes on cash	0.4	(0.5)
Increase (Decrease) in Cash and Cash Equivalents	$23.3	$(10.7)

Operating Activities

Cash provided by operating activities during fiscal 2013 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, along with collections of high year-end receivables.  These sources of cash were only slightly offset by the payout of our performance-based compensation related to our 2012 fiscal year and other working capital activities.  Cash provided by operating activities was relatively flat compared to the first quarter of fiscal 2012.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which decreased from the prior year.

Financing Activities

Cash used for financing activities during fiscal 2013 consisted mainly of treasury stock acquired of $20.4 million, dividend payments of $7.5 million and repayments on our long-term debt.  The decrease in the use of cash compared to the first three months of fiscal 2012 was due to the higher debt payments in fiscal 2012 exceeding the treasury stock purchases in fiscal 2013.  In addition, we increased our dividends paid for the quarter by $0.0125 per share compared to the prior year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of December 31, 2012, we held investment securities with a fair value of $7.3 million, which consisted of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based upon guidance provided by our investment advisors, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At December 31, 2012, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the new credit facility mature upon expiration on August 24, 2017.  The related term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaces in its entirety our previous $500.0 million credit agreement which was scheduled to expire in March 2013.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2012 and 2013 were under 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2012, we had outstanding borrowings of $105.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $389.2 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2012.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of December 31, 2012, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2012, our latest measurement date, our pension plans were underfunded by approximately $81.0 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2013.

As disclosed in our 2012 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board of Directors.

We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.  We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits.

In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares.  In the three-month period ended December 31, 2012, we purchased 0.7 million shares of our common stock for $19.5 million in the open market, leaving 3.3 million shares available for purchase.  The approval does not have an expiration date and currently there are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2012 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made.  Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenues and expenses.  If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.  A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K.  There have been no material changes to such policies since September 30, 2012.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At December 31, 2012, the notional amount of open foreign exchange contracts was $26.6 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2012.

We completed the acquisitions of Völker and Aspen Surgical during our fiscal year 2012. Management considers these transactions to be material to our consolidated financial statements and believes that the internal controls and procedures of Völker and Aspen Surgical have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of Völker and Aspen Surgical into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Völker and Aspen Surgical. We will report on our assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Other than the acquisitions of Völker and Aspen Surgical noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

Refer to Note 13 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A.       RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012.  There have been no material changes to the risk factors described in that report.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1, 2012 - October 31, 2012	1,006	$29.24	-	4,005,000
November 1, 2012 - November 30, 2012	216,828	27.10	214,000	3,791,000
December 1, 2012 - December 31, 2012	515,475	28.15	486,000	3,305,000
Total	733,309	$27.85	700,000

(1)
Shares purchased during the three-month period ended December 31, 2012 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares, bringing the total number of shares available for repurchase to 32.2 million shares.  As of December 31, 2012, a cumulative total of 28.9 million shares have been repurchased under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 4.         MINE SAFETY DISCLOSURES

Not applicable.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: January 25, 2013	By:	/s/ Mark J. Guinan
	Name: Title:	Mark J. Guinan Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)