Form 10-Q
period 2013-03-31
Hill-Rom Holdings, Inc.
filed 2013-04-25
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
OR

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

Common Stock, without par value – 59,761,906 shares as of April 18, 2013.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012
Net Revenues
Capital sales	$318.3	$300.6	$642.7	$567.5
Rental revenues	107.4	114.5	211.4	228.7
Total revenues	425.7	415.1	854.1	796.2

Cost of Revenues
Cost of goods sold	181.7	169.3	370.6	317.0
Rental expenses	47.9	50.0	96.0	98.3
Total cost of revenues	229.6	219.3	466.6	415.3

Gross Profit	196.1	195.8	387.5	380.9

Research and development expenses	18.3	16.8	35.5	32.1
Selling and administrative expenses	141.4	125.6	278.5	245.8
Impairment of other intangibles	-	8.0	-	8.0
Special charges (Note 7)	2.9	8.0	2.9	8.0

Operating Profit	33.5	37.4	70.6	87.0

Interest expense	(2.3)	(1.2)	(4.6)	(3.0)
Investment income and other, net	(1.2)	0.6	(0.7)	1.2

Income Before Income Taxes	30.0	36.8	65.3	85.2

Income tax expense (Note 8)	7.7	11.5	19.0	27.0

Net Income	$22.3	$25.3	$46.3	$58.2

Net Income per Common Share - Basic	$0.37	$0.41	$0.76	$0.94

Net Income per Common Share - Diluted	$0.37	$0.40	$0.76	$0.93

Dividends per Common Share	$0.1250	$0.1250	$0.2500	$0.2375

Average Common Shares Outstanding
- Basic (thousands) (Note 9)	60,247	62,154	60,565	62,023

Average Common Shares Outstanding
- Diluted (thousands) (Note 9)	60,612	62,546	60,818	62,385

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012
Net income	$22.3	$25.3	$46.3	$58.2

Other comprehensive income (loss):

Available-for-sale securities and currency hedges, net of tax of $0.2	0.2	0.2	0.4	0.4
million and $(0.1) million for the quarterly periods, and $0.2 million and $(0.1) million for the year to date periods, respectively

Foreign currency translation adjustment, net of tax of $0.1 million	(9.8)	5.8	(4.3)	2.4
and $0.7 million for the quarterly periods, and $0.1 million and $(0.2) million for the year to date periods, respectively

Items not yet recognized as a component of net periodic pension	-	-	-	(0.2)
and postretirement healthcare costs, net of tax of $0.0 million for all periods

Total other comprehensive income (loss)	(9.6)	6.0	(3.9)	2.6

Total comprehensive income	$12.7	$31.3	$42.4	$60.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	March 31, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$87.3	$84.3
Trade accounts receivable, net of allowances (Note 2)	359.3	392.6
Inventories (Note 2)	130.5	126.9
Deferred income taxes (Notes 1 and 8)	48.9	48.6
Other current assets	34.0	29.4
Total current assets	660.0	681.8

Property, plant and equipment, net (Note 2)	241.2	250.1
Investments and investment securities (Notes 1 and 6)	7.3	7.3
Goodwill (Note 1)	338.6	335.2
Software and other intangible assets, net (Note 2)	268.0	290.8
Deferred income taxes (Notes 1 and 8)	33.5	38.9
Other assets	23.2	23.5
Total Assets	$1,571.8	$1,627.6

LIABILITIES
Current Liabilities
Trade accounts payable	$74.2	$80.7
Short-term borrowings (Note 4)	95.1	115.2
Accrued compensation	79.7	73.4
Accrued product warranties (Note 11)	41.1	42.2
Other current liabilities	59.4	66.6
Total current liabilities	349.5	378.1

Long-term debt (Note 4)	232.1	237.5
Accrued pension and postretirement benefits (Note 5)	89.4	89.6
Deferred income taxes (Notes 1 and 8)	52.3	68.1
Other long-term liabilities	38.2	41.7
Total Liabilities	761.5	815.0

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	118.3	116.8
Retained earnings	1,431.4	1,400.3
Accumulated other comprehensive loss	(81.9)	(78.0)
Treasury stock, at cost (Note 2)	(661.9)	(630.9)
Total Shareholders' Equity	810.3	812.6
Total Liabilities and Shareholders' Equity	$1,571.8	$1,627.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year to Date Period Ended March 31
	2013	2012
Operating Activities
Net income	$46.3	$58.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	36.9	36.9
Amortization	23.3	16.8
Provision for deferred income taxes	(9.4)	(4.0)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	0.3	7.8
Stock compensation	7.6	6.4
Excess tax benefits from employee stock plans	(0.3)	(0.9)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	33.3	34.6
Inventories	(3.8)	(0.4)
Other current assets	(7.8)	(0.2)
Trade accounts payable	(6.5)	(5.1)
Accrued expenses and other liabilities	(3.1)	(23.9)
Other, net	(4.1)	(2.6)
Net cash provided by operating activities	112.7	123.6

Investing Activities
Capital expenditures and purchase of intangibles	(34.4)	(39.3)
Proceeds on sale of property and equipment leased to others	4.8	6.4
Payment for acquisition of businesses, net of cash acquired	(0.2)	(77.0)
Proceeds on investment sales and maturities	-	0.9
Net cash used in investing activities	(29.8)	(109.0)

Financing Activities
Net change in short-term debt	-	(7.6)
Net change in revolver	(20.0)	-
Payment of long-term debt	(5.3)	(47.4)
Purchase of noncontrolling interest	(1.0)	(1.0)
Payment of cash dividends	(15.0)	(14.7)
Proceeds on exercise of options	5.0	3.8
Proceeds from stock issuance	1.3	1.6
Excess tax benefits from employee stock plans	0.3	0.9
Treasury stock acquired	(44.0)	(1.8)
Net cash used in financing activities	(78.7)	(66.2)

Effect of exchange rate changes on cash	(1.2)	1.7

Net Cash Flows	3.0	(49.9)

Cash and Cash Equivalents:
At beginning of period	84.3	224.6
At end of period	$87.3	$174.7

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 11), investments (Note 6), income taxes (Notes 1 and 8) and commitments and contingencies (Note 13), among others.

Investment Securities

At March 31, 2013, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

See Note 6 for further details on our fair value measurements.

Goodwill

The following summarizes goodwill activity:
	North America Acute Care	Surgical and Respiratory Care	International	Total
Balances at September 30, 2012:
Goodwill	$383.0	$271.5	$153.5	$808.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2012	24.9	271.5	38.8	335.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	6.4	(1.6)	4.8
Currency translation effect	-	(2.1)	0.7	(1.4)

Balances at March 31, 2013:
Goodwill	383.0	275.8	152.6	811.4
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at March 31, 2013	$24.9	$275.8	$37.9	$338.6

During the first six months of fiscal 2013, we recorded adjustments to goodwill related to the Aspen Surgical acquisition completed during the fourth quarter of fiscal 2012 and the Völker acquisition completed during the second quarter of fiscal 2012.  See Note 3 for further details.

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

As of March 31, 2013, we had $8.6 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

In June 2011, the Financial Accounting Stands Board (“FASB”) issued an amendment to the authoritative guidance on comprehensive income.  The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity or include the components in the Notes to our Condensed Consolidated Financial Statements and instead requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  We adopted the new requirement in the first quarter of fiscal 2013 resulting in the presentation of a separate statement for the Condensed Consolidated Statements of Comprehensive Income.

In December 2011, the FASB issued a standard increasing disclosure about offsetting assets and liabilities.  For financial instruments and derivative instruments, the standard requires disclosure of the gross amounts of recognized assets and liabilities, the amounts offset on the balance sheet, and the amounts subject to the offsetting requirements but not offset on the balance sheet. In January 2013, the FASB issued updated guidance which clarified that the 2011 amendment to the balance sheet offsetting standard does not cover transactions that are not considered part of the guidance for derivatives and hedge accounting. The standard is effective for fiscal 2014 and is to be applied retrospectively. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The standard is effective for fiscal 2014 and is to be applied prospectively. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

2.  Supplementary Balance Sheet Information
	March 31, 2013	September 30, 2012

Allowance for possible losses and discounts on trade receivables	$35.1	$38.5

Inventories:
Finished products	$77.1	$71.8
Raw materials and work in process	53.4	55.1
Total inventory	$130.5	$126.9

Accumulated depreciation of property, plant and equipment	$572.8	$584.8

Accumulated amortization of software and other intangible assets	$217.5	$198.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	59,761,828	60,796,923

Treasury shares	20,562,084	19,526,989

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

During the first and second quarter of 2013, we made certain adjustments to the opening balance sheet as of the acquisition date.  The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of contractual conditions under the terms of the purchase agreement.  The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Inventory	$25.6
Other current assets	19.7
Property, plant, and equipment	24.0
Goodwill	221.7
Trade name (Indefinite Lived)	29.0
Trade name (15-year weighted-average useful life)	4.6
Customer relationships (13-year weighted-average useful life)	121.9
Technology (10-year weighted-average useful life)	9.1
Other noncurrent assets	1.6
Current liabilities	(13.7)
Deferred tax liability	(41.3)
Total purchase price	$402.2

Goodwill was allocated entirely to our Surgical and Respiratory Care segment and is not deductible for tax purposes.

Our total revenues on an unaudited proforma basis, as if the Aspen Surgical acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $28.7 million and $57.2 million for the quarterly and year to date periods ended March 31, 2012.  Net income, on an unaudited proforma basis, would have been higher by approximately $1.7 million and $3.7 million for the quarterly and year to date periods ended March 31, 2012 and earnings per diluted share would have been higher by $0.03 and $0.06.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Aspen Surgical business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired), which was reduced to $76.7 million, resulting from a $4.0 million purchase price adjustment, $1.2 million of which was recorded as a receivable from the seller as of March 31, 2013.  The results of Völker are included in the Condensed Consolidated Financial Statements since the date of acquisition.

During the fourth quarter of 2012, we made certain adjustments to the opening balance sheet as of the acquisition date as we finalized the purchase price with the seller.  During the second quarter of 2013, we made additional adjustments to the opening balance sheet related to the finalization of certain liabilities existing at the date of acquisition.  Certain contractual conditions under the terms of the purchase agreement remain open.  The following summarizes the revised fair value of assets acquired and liabilities assumed at the date of the acquisition.
Amount
Goodwill	$33.2
Trade name (7-year useful life)	12.3
Customer relationships (8-year weighted average useful life)	17.5
Net assets acquired	24.2
Deferred tax liability	(10.5)
Total purchase price	$76.7

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $15.4 million and $49.9 million for the quarterly and year to date periods ended March 31, 2012.  The impact to net income and earnings per diluted share on an unaudited proforma basis would not have been significant to our financial results for those periods.

4.  Financing Agreements

Total debt consists of the following:
	March 31, 2013	September 30, 2012
Outstanding finance credit lines	$0.1	$0.2
Revolving credit facility	85.0	105.0
Term loan current portion	10.0	10.0
Term loan long-term portion	182.5	187.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.2	0.6
Total debt	327.2	352.7
Less current portion of debt	95.1	115.2
Total long-term debt	$232.1	$237.5

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at March 31, 2013 have fixed rates of interest.  We have deferred gains of approximately $0.8 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The outstanding term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaced in its entirety our previous $500.0 million credit agreement.  Borrowings under the revolving credit facility and term loan bear interest at variable rates specified therein, that to date have been under 2.0 percent, and the availability of borrowings is subject to our ability to meet certain specified conditions at the time of borrowing, including compliance with covenants.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2013, we had outstanding borrowings of $85.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $409.2 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of March 31, 2013.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $57.3 million and $56.2 million at March 31, 2013 and September 30, 2012, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $192.5 and $197.5 million based on quoted prices for similar liabilities at March 31, 2013 and September 30, 2012.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 6.

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

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012
Service cost	$1.5	$1.4	$3.0	$2.8
Interest cost	3.3	3.4	6.6	6.7
Expected return on plan assets	(4.0)	(4.2)	(8.0)	(8.4)
Amortization of unrecognized prior service cost, net	0.2	0.1	0.3	0.3
Amortization of net loss	1.9	1.5	3.9	3.0
Net pension expense	$2.9	$2.2	$5.8	$4.4

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $6.6 million and $6.6 million in the year to date periods ended March 31, 2013 and 2012.

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of March 31, 2013:

		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$87.3	$87.3	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$94.6	$87.3	$-	$7.3

At both March 31, 2013 and September 30, 2012, we had $7.3 million of available-for-sale marketable securities, consisting of AAA rated investment securities, primarily student loan auction rate securities (“ARS”). The carrying value of the investments are net of temporary valuation adjustments of approximately $0.5 million at each date. Since these valuation adjustments are deemed to be temporary, they are recorded in Accumulated Other Comprehensive Loss, net of a related tax benefit.  During the year to date period of fiscal 2013, we did not recognize any realized gains or losses related to these investments. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.

Using a valuation based on unobservable inputs for the ARS, a discounted cash flow analysis (an “income approach”) was prepared by us to arrive at this valuation.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and the expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

7.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2013 was as follows:
	Balance				Balance
	September 30, 2012	Expenses	Cash Payments	Reversals	March 31, 2013

Fiscal 2013 Action	$-	$1.7	$(0.2)	$-	$1.5
Prior Restructuring Actions	4.7	-	(2.4)	(0.6)	1.7
	$4.7	$1.7	$(2.6)	$(0.6)	$3.2

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating approximately 100 positions across the Company, including approximately 50 contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  Additional costs associated with these actions of $2 to $4 million are expected to be incurred over the balance of the fiscal year.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2013.

During the second quarter of fiscal 2012, we announced a similar plan that, among other things, eliminated approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million related to severance and other benefits to be provided to affected employees, $0.6 million of which was determined to be excessive and was reversed in the current quarter.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.

8.  Income Taxes

The effective tax rate for the three- and six-month periods ended March 31, 2013 was 25.7 and 29.1 percent compared to 31.3 and 31.7 percent for the comparable periods in the prior year.

The effective tax rate for the first six months of fiscal 2013 is lower than the comparable period in fiscal 2012 due primarily to the retroactive extension of the research tax credit during the second quarter of the year.  Both six month periods were favorably impacted by the recognition of period tax benefits.  The first six months of fiscal 2013 included $2.0 million of favorable period tax benefits principally related to the retroactive reinstatement of the research and development tax credit, which was recognized in the current quarter. This compares to $1.0 million of period tax benefits recorded in the first six months of fiscal 2012 which related primarily to the release of foreign reserves.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012

Net income	$22.3	$25.3	$46.3	$58.2

Average shares outstanding - Basic	60,247	62,154	60,565	62,023
Add potential effect of exercise of stock options
and other unvested equity awards	365	392	253	362
Average shares outstanding - Diluted	60,612	62,546	60,818	62,385

Net income per common share - Basic	$0.37	$0.41	$0.76	$0.94

Net income per common share - Diluted	$0.37	$0.40	$0.76	$0.93

Shares with anti-dilutive effect excluded
from the computation of Diluted EPS	1,594	1,404	1,800	1,268

10.  Common Stock

The stock based compensation cost that was charged against income, net of tax, for all plans was $2.8 million and $4.9 million for the three- and six-month periods ended March 31, 2013 and $2.5 million and $4.1 million for the comparable periods of fiscal 2012.

11.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  During the third quarter of fiscal 2012, we initiated a field corrective action on one of our med-surg product lines related to an electronics issue and recognized a charge of $16.0 million. In the first quarter of fiscal 2013, we identified a new electronics issue with respect to this same product line and recognized an additional charge of $2.5 million to cover the estimated costs associated with the combined field corrective actions.  In the second quarter of fiscal 2013, we initiated two field corrective actions on two additional product lines and recognized a combined charge of $5.2 million.  These field corrective actions do not limit the manufacture, sale or ongoing use of these beds.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012

Balance at beginning of period	$42.0	$17.8	$42.2	$17.8
Provision for warranties during the period	10.5	5.5	17.1	8.8
Warranty reserves acquired	(2.6)	4.7	(2.6)	4.7
Warranty claims during the period	(8.8)	(4.5)	(15.6)	(7.8)
Balance at end of period	$41.1	$23.5	$41.1	$23.5

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

12.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. During the fourth quarter of fiscal 2012, we changed our segment reporting to reflect changes in our organizational structure and management’s view of the business.  As part of these changes, we combined the North America Acute Care and components of the North America Post-Acute Care segments into a new North America segment.  At the same time we created the Surgical and Respiratory Care segment which contains the surgical reporting unit (formerly part of the North America Acute Care segment), the respiratory care reporting unit (formerly part of the North America Post-Acute Care segment) and the acquired Aspen Surgical business.  There were no changes to the International segment.  The prior year segment information included below has been updated to reflect these changes.

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

Our segment performance is measured on a divisional income basis before impairment of goodwill and other intangibles and special charges.  Divisional income generally represents the division’s standard gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and corporate functional expenses.

Corporate expenses, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. These costs include corporate expenses that support the entire organization such as administration, finance, legal and human resources.

	Quarterly Period Ended March 31		Year To Date Period Ended March 31
	2013	2012	2013	2012
Revenues:
North America	$239.7	$255.3	$474.4	$507.7
Surgical and Respiratory Care	61.2	33.9	120.2	65.9
International	124.8	125.9	259.5	222.6
Total revenues	$425.7	$415.1	$854.1	$796.2

Divisional income:
North America	$50.7	$57.9	$91.9	$112.0
Surgical and Respiratory Care	10.5	10.2	19.2	19.8
International	(1.4)	4.4	4.2	6.9
Corporate expenses	(23.4)	(19.1)	(41.8)	(35.7)
Total divisional income	36.4	53.4	73.5	103.0

Impairment of other intangibles	-	(8.0)	-	(8.0)
Special charges	(2.9)	(8.0)	(2.9)	(8.0)
Operating profit	33.5	37.4	70.6	87.0

Interest expense	(2.3)	(1.2)	(4.6)	(3.0)
Investment income and other, net	(1.2)	0.6	(0.7)	1.2
Income before income taxes	$30.0	$36.8	$65.3	$85.2

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“2012 Form 10-K”) and subsequent quarterly reports on Form 10-Q as well as the discussions in this “Management’s Discussion and Analysis”.  We assume no obligation to update or revise any forward-looking statements.

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  We also provide adjusted income before taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.

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

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is an in-depth discussion of our results of operations by reportable segment.  See Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of recent changes in our reportable segments.

Net Revenues

	Quarterly Period Ended March 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
Capital sales	$318.3	$300.6	5.9	5.9
Rental revenues	107.4	114.5	(6.2)	(6.2)
Total Revenues	$425.7	$415.1	2.6	2.6

	Year To Date Period Ended March 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
Capital sales	$642.7	$567.5	13.3	13.6
Rental revenues	211.4	228.7	(7.6)	(7.5)
Total Revenues	$854.1	$796.2	7.3	7.5

Capital sales increased for both the three- and six-month periods ended March 31, 2013 as a result of sales associated with our fiscal 2012 acquisitions of Aspen Surgical and Völker.  These incremental sales were partially offset by a mid-single digit decline in our North America segment for both periods on lower patient support systems sales.

Rental revenues declined for all segments in both the three- and six-month periods.  In our North America segment, revenues were down most significantly in Home Care rentals following our exit of a portion of this business in the prior year.  In Surgical and Respiratory Care, revenues declined on lower respiratory care volumes and pricing.  International rental revenues were also down on lower volume.

Gross Profit

	Quarterly Period Ended March 31		Percentage Change
	2013	2012
Gross Profit
Capital	$136.6	$131.3	4.0
Percent of Related Revenues	42.9%	43.7%

Rental	$59.5	$64.5	(7.8)
Percent of Related Revenues	55.4%	56.3%

Total Gross Profit	$196.1	$195.8	0.2
Percent of Related Revenues	46.1%	47.2%

	Year To Date Period Ended March 31		Percentage Change
	2013	2012
Gross Profit
Capital	$272.1	$250.5	8.6
Percent of Related Revenues	42.3%	44.1%

Rental	$115.4	$130.4	(11.5)
Percent of Related Revenues	54.6%	57.0%

Total Gross Profit	$387.5	$380.9	1.7
Percent of Related Revenues	45.4%	47.8%

Capital gross profit increased 4.0 and 8.6 percent, while gross margin decreased 80 basis points and 180 basis points for the three- and six-month periods ended March 31, 2013.  The margin decline in both periods was affected by unfavorable field corrective actions on select product lines totaling nearly $8 million on a year to date basis.  The effects of these actions offset otherwise favorable movements in second quarter margins associated with the lack of any current period inventory step-up on acquisition inventories, and to a lesser extent the favorable impact of cost reductions and material pricing.  The margin decline for the six-month period also reflected the carryover effect of a number of factors from the first quarter, most notably, inventory step-up associated with recent acquisitions, unfavorable geographic and product mix, and generally lower margins associated with Völker™ products following the acquisition of that business in the second quarter of 2012.

Rental gross profit decreased 7.8 and 11.5 percent and gross margin decreased 90 and 240 basis points for the three- and six-month periods ended March 31, 2013.  The margin decline in both periods is the result of lower consolidated revenues and the reduced leverage of our fleet and field service infrastructure.  The margin comparison is also negatively impacted by prior year gains of $1.0 million and $3.1 million recognized in connection with a vendor product recall that was completed in fiscal 2012.

Other

	Quarterly Period Ended March 31		Year To Date Period Ended March 31

	2013	2012	2013	2012

Research and development expenses	$18.3	$16.8	$35.5	$32.1
Percent of Total Revenues	4.3%	4.0%	4.2%	4.0%

Selling and administrative expenses	$141.4	$125.6	$278.5	$245.8
Percent of Total Revenues	33.2%	30.3%	32.6%	30.9%

Impairment of other intangibles	$-	$8.0	$-	$8.0
Special charges	$2.9	$8.0	$2.9	$8.0

Interest expense	$(2.3)	$(1.2)	$(4.6)	$(3.0)
Investment income and other, net	$(1.2)	$0.6	$(0.7)	$1.2

Research and development expenses increased 8.9 and 10.6 percent for the three- and six-month periods ended March 31, 2013 due to the effect of the acquisitions, and increased as a percentage of revenues as we continued investment spending in new products, including a new critical care bed platform.  Selling and administrative expenses increased for both periods most notably related to incremental expenses associated with our recent acquisitions, including intangible amortization and integration costs.  The intangible amortization related to recent acquisitions was $3.6 million and $7.4 million in the three- and six-month periods ended March 31, 2013, compared to $0.3 million in both the three- and six-month periods ended March 31, 2012.  Integration costs were $2.2 million and $3.1 million in the three- and six-month periods ended March 31, 2013, compared to $1.1 million and $2.8 million in the three- and six-month periods ended March 31, 2012.  Selling and administrative expenses were also impacted by the medical device tax this quarter, which introduced $2.7 million of expense in the three month period ended March 31, 2013.

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating approximately 100 positions across the Company, including approximately 50 contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  Additional costs associated with these actions of $2 to $4 million are expected to be incurred over the balance of the fiscal year.  These actions and the related cash expenditures will be substantially complete by the end of fiscal year 2013.  The actions are anticipated to yield annualized cost savings of approximately $8 million after full implementation.

During the second quarter of fiscal 2012, we announced a similar plan that, among other things, eliminated approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million related to severance and other benefits to be provided to affected employees, $0.6 million of which was determined to be excessive and was reversed in the current quarter.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.

Interest expense increased in both the three- and six-month periods on higher outstanding borrowings associated with the recent acquisitions and slightly higher interest rates.  Investment income and other, net has turned to expense in the current year as a result of foreign exchange losses.

Reported and Adjusted Earnings

	Quarterly Period Ended March 31, 2013			Quarterly Period Ended March 31, 2012
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$30.0	$7.7	$0.37	$36.8	$11.5	$0.40
Adjustments:
Acquisition and integration costs	2.2	0.7	0.02	1.9	0.3	0.03
Field corrective actions	5.2	1.9	0.05	-	-	-
FDA remediation expenses	1.9	0.7	0.02	-	-	-
Litigation	(0.5)	0.1	(0.01)	-	-	-
Special charges	2.9	1.0	0.03	8.0	3.0	0.08
Impairment of other intangibles	-	-	-	8.0	2.1	0.09
Vendor product recall	-	-	-	(1.0)	(0.4)	(0.01)
Adjusted Earnings	$41.7	$12.1	0.49	$53.7	$16.5	$0.59

	Year To Date Period Ended March 31, 2013			Year To Date Period Ended March 31, 2012
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$65.3	$19.0	$0.76	$85.2	$27.0	$0.93
Adjustments:
Acquisition and integration costs	5.7	1.9	0.06	3.6	0.8	0.04
Field corrective actions	7.7	2.8	0.08	-	-	-
FDA remediation expenses	1.9	0.7	0.02	-	-	-
Litigation	0.5	0.5	-	-	-	-
Special charges	2.9	1.0	0.03	8.0	3.0	0.08
Impairment of other intangibles	-	-	-	8.0	2.1	0.09
Vendor product recall	-	-	-	(3.1)	(1.2)	(0.03)
Adjusted Earnings	$84.0	$25.9	$0.96	$101.7	$31.7	$1.12

*May not add due to rounding.

The effective tax rate for the three- and six-month periods ended March 31, 2013 was 25.7 and 29.1 percent compared to 31.3 and 31.7 percent for the comparable periods in the prior year.

The effective tax rate for the first six months of fiscal 2013 is lower than the comparable period in fiscal 2012 due primarily to the retroactive extension of the research tax credit during the second quarter of the year.  Both six month periods were favorably impacted by the recognition of period tax benefits.  The first six months of fiscal 2013 included $2.0 million of favorable period tax benefits principally related to the retroactive reinstatement of the research and development tax credit, which was recognized in the current quarter. This compares to $1.0 million of period tax benefits recorded in the first six months of fiscal 2012 which related primarily to the release of foreign reserves.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (Taxpayer Relief Act). The Taxpayer Relief Act retroactively extended the research tax credit for a two-year period beginning January 1, 2012 through December 31, 2013.  The research credit had previously expired effective December 31, 2011.

The reinstatement of the research credit favorably impacts the effective tax rate for fiscal 2013 through a combination of a one-time catch-up adjustment from the reinstatement of the credit and the inclusion of the current year research credit into the fiscal 2013 effective tax rate.

The adjusted effective tax rate for the three- and six-month periods ended March 31, 2013 was 29.0 and 30.8 percent compared to 30.7 and 31.2 percent for the comparable periods in the prior year. The lower rate in fiscal 2013 is due primarily to the same factors outlined above.

During the current quarter, the IRS completed its audit of our fiscal 2011 income tax return.  In conjunction with the resolution of certain income tax matters with the IRS in the quarter and other activities, the total amount of gross unrecognized tax benefits decreased from $9.8 million at September 30, 2012 to $6.1 million at March 31, 2013.  This balance at March 31, 2013 includes $5.0 million that, if recognized, would impact the effective tax rate in future periods.  The remaining amount relates to items which, if recognized would not impact our effective tax rate.

It is reasonably possible that the Company will resolve other on-going audit issues with the IRS, state, local or foreign jurisdictions in the next twelve months.  The resolution of these matters, in combination with the expiration of certain statutes of limitation in other jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $2 to $3 million in the next twelve months, excluding interest.

Net income was $22.3 million for the second quarter ended March 31, 2013, down from the $25.3 million in the prior year period.  On an adjusted basis, net income decreased $7.6 million, or 20.4 percent.  Diluted earnings per share decreased 7.5 percent on a reported basis and 16.9 percent on an adjusted basis.  Net income for the year to date period was $46.3 million compared to $58.2 million in the prior year, a decrease of 20.4 percent.  On an adjusted basis, net income decreased $11.9 million or 17.0 percent.  Diluted earnings per share decreased 18.3 percent on a reported basis and 14.3 percent on an adjusted basis.

Business Segment Results of Operations
	Quarterly Period Ended March 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
North America	$239.7	$255.3	(6.1)	(6.0)
Surgical and Respiratory Care	61.2	33.9	80.5	80.5
International	124.8	125.9	(0.9)	(1.1)
Total revenues	$425.7	$415.1	2.6	2.6

Divisional income:
North America	$50.7	$57.9	(12.4)
Surgical and Respiratory Care	10.5	10.2	2.9
International	(1.4)	4.4	(131.8)
Corporate Expenses	(23.4)	(19.1)	22.5
Total divisional income	$36.4	$53.4	(31.8)

	Year To Date Period Ended March 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
North America	$474.4	$507.7	(6.6)	(6.6)
Surgical and Respiratory Care	120.2	65.9	82.4	82.2
International	259.5	222.6	16.3	17.5
Total revenues	$854.1	$796.2	7.3	7.5

Divisional income:
North America	$91.9	$112.0	(17.9)
Surgical and Respiratory Care	19.2	19.8	(3.0)
International	4.2	6.9	(39.1)
Corporate Expenses	(41.8)	(35.7)	17.1
Total divisional income	$73.5	$103.0	(28.6)

North America

North America revenues decreased 6.1 and 6.6 percent for the three- and six-month periods ended March 31, 2013.  Capital sales were down 6.7 and 6.4 percent for the quarter and six months related primarily to volume declines in our patient support systems sales, which were down 14 and 12 percent, respectively, in a difficult North American health care environment where there is continued pressure on capital spending.  Rental revenues declined in both periods by 4.8 and 6.9 percent, with declines most significantly in Home Care rentals following our exit of a portion of this business in the prior year.

North America divisional income decreased for the three- and six-month periods due to lower revenues and the resulting lower gross profit, along with the impact of field corrective actions on select product lines of nearly $5 million for the year.  Capital gross margins decreased for both the three- and six-month periods on lower volumes and the effects of the field corrective actions.  Rental margins were up for the three-month period as revenues declined at a lower rate than costs, but were lower for the six-month period as the larger decline in revenues resulted in reduced leverage of field infrastructure costs.  In addition, rental margins in the prior year included gains recognized in connection with a vendor product recall that was completed in the prior year of $1.0 million and $3.1 million for the three- and six-month periods.  Operating expenses were favorable for both periods due to lower selling costs on lower revenues, partially offset by higher research and development spending.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 184.6 and 191.9 percent for the three- and six-month periods ended March 31, 2013, almost entirely related to the incremental sales associated with the Aspen Surgical acquisition.  Rental revenues decreased 14.7 and 13.1 percent for the three- and six-month periods as a result of lower rental volumes and pricing for both periods in our respiratory care business.

Surgical and Respiratory Care divisional income was up slightly for the three-month period ended March 31, 2013, but down for the six-month period then ended as the incremental gross profit associated with Aspen Surgical sales was more than offset by the incremental operating expenses year-over-year.  Gross profit for the six-month period was negatively impacted by $2.5 million of inventory step-up associated with purchase accounting for the Aspen Surgical acquisition recognized in the first quarter.  Additionally, divisional income was negatively impacted by $2.6 million and $5.4 million of intangible amortization in the three- and six-month periods.

International

International capital sales decreased 0.5 percent for the three-month period but increased 19.5 percent for the six-month period ended March 31, 2013 due primarily to the sales included from our mid-second quarter fiscal 2012 acquisition of Völker.  Emerging Europe, Middle East and Latin America sales were all down for the quarter, but are still up for the full year on a strong first quarter performance.  Rental revenues declined during both periods by 3.7 and 4.5 percent on lower volumes.  The impact of foreign exchange rates on both capital and rental revenues was relatively minor for both periods.

International divisional income decreased for the three- and six-month periods ended March 31, 2013.  For the three-month period, gross profit and margins were lower on the effects of field corrective actions of approximately $3 million.  For the six-month period, gross profit was higher on increased sales, but margins were negatively impacted by the field corrective actions.  Operating expenses were higher in both periods, including intangible amortization of $1.0 million and $2.0 million and integration costs of $1.6 million and $2.6 million associated with the Völker acquisition, exceeding the higher gross profit recognized in the year to date period.

Liquidity and Capital Resources
	Year To Date Period Ended March 31
	2013	2012
Cash Flows Provided By (Used In):
Operating activities	$112.7	$123.6
Investing activities	(29.8)	(109.0)
Financing activities	(78.7)	(66.2)
Effect of exchange rate changes on cash	(1.2)	1.7
Increase (Decrease) in Cash and Cash Equivalents	$3.0	$(49.9)

Operating Activities

Cash provided by operating activities during fiscal 2013 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, along with collections of high year-end receivables.  The decrease over the first half of fiscal 2012 was due primarily to a decline in net income.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which decreased from the prior year.  Also fiscal 2012 was impacted by our acquisition of the Völker group ($77.0 million).

Financing Activities

Cash used for financing activities during fiscal 2013 consisted mainly of treasury stock acquired of $44.0 million, repayments on our revolver of $20.0 million and dividend payments of $15.0 million.  The increase in the use of cash compared to the first six months of fiscal 2012 was due primarily to the treasury stock purchases and repayment towards the revolver in fiscal 2013 exceeding the cash used for long-term debt repayment in fiscal 2012.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of March 31, 2013, we held investment securities with a fair value of $7.3 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At March 31, 2013, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

During the fourth quarter of fiscal 2012, we entered into a new credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the new credit facility mature upon expiration on August 24, 2017.  The outstanding term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaces in its entirety our previous $500.0 million credit agreement which was scheduled to expire in March 2013.  Borrowings under the revolving credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2012 and 2013 were under 2.0 percent, and the availability of borrowings is subject to our ability to meet certain specified conditions at the time of borrowing, including compliance with covenants.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2013, we had outstanding borrowings of $85.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $409.2 million of available borrowing capacity.  We are in compliance with all of our debt covenants as of March 31, 2013.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of March 31, 2013, classified as long-term in the Condensed Consolidated Balance Sheet.

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

In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares.  In the six-month period ended March 31, 2013, we purchased 1.4 million shares of our common stock for $43.0 million in the open market, leaving 2.6 million shares available for purchase.  The approval does not have an expiration date and currently there are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At March 31, 2013, the notional amount of open foreign exchange contracts was $14.4 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
January 1, 2013 - January 31, 2013	4,427	$30.34	-	3,305,000
February 1, 2013 - February 28, 2013	700,000	$33.55	700,000	2,605,000
March 1, 2013 - March 31, 2013	-	$-	-	2,605,000
Total	704,427	$33.53	700,000

(1)
Shares purchased during the three-month period ended March 31, 2013 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares, bringing the total number of shares available for repurchase to 32.2 million shares.  As of March 31, 2013, a cumulative total of 29.6 million shares have been repurchased under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: April 25, 2013	By:	/s/ Mark J. Guinan
	Name: Title:	Mark J. Guinan Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)