Form 10-Q
period 2013-06-30
Hill-Rom Holdings, Inc.
filed 2013-07-25
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

Common Stock, without par value – 58,668,441 shares as of July 18, 2013.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in millions except per share data)

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012
Net Revenues
Capital sales	$323.1	$300.6	$965.8	$868.1
Rental revenues	101.1	105.9	312.5	334.6
Total revenues	424.2	406.5	1,278.3	1,202.7

Cost of Revenues
Cost of goods sold	187.5	188.1	558.1	505.1
Rental expenses	46.6	45.7	142.6	144.0
Total cost of revenues	234.1	233.8	700.7	649.1

Gross Profit	190.1	172.7	577.6	553.6

Research and development expenses	16.7	16.1	52.2	48.2
Selling and administrative expenses	136.4	120.5	414.9	366.3
Impairment of other intangibles	-	-	-	8.0
Special charges (Note 8)	0.8	1.7	3.7	9.7

Operating Profit	36.2	34.4	106.8	121.4

Interest expense	(2.3)	(1.4)	(6.9)	(4.4)
Investment income and other, net	-	0.4	(0.7)	1.6

Income Before Income Taxes	33.9	33.4	99.2	118.6

Income tax expense (Note 9)	10.5	10.0	29.5	37.0

Net Income	$23.4	$23.4	$69.7	$81.6

Net Income per Common Share - Basic	$0.39	$0.38	$1.16	$1.31

Net Income per Common Share - Diluted	$0.39	$0.37	$1.15	$1.31

Dividends per Common Share	$0.1375	$0.1250	$0.3875	$0.3625

Average Common Shares Outstanding - Basic (thousands) (Note 10)	59,743	62,319	60,273	62,130

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	60,163	62,570	60,578	62,423

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012
Net income	$23.4	$23.4	$69.7	$81.6

Other comprehensive income (loss):

Available-for-sale securities and currency hedges, net of tax of $0.0	-	0.4	0.4	0.8
million and ($0.2) million for the quarterly periods, and ($0.2) million and ($0.3) million for the year to date periods, respectively

Foreign currency translation adjustment, net of tax of $0.0 million	(0.2)	(9.6)	(4.5)	(7.2)
and $1.5 million for the quarterly periods, and ($0.1) million and $1.7 million for the year to date periods, respectively

Items not yet recognized as a component of net periodic pension	-	-	-	(0.2)
and postretirement healthcare costs, net of tax of $0.0 million for all periods

Total other comprehensive income (loss)	(0.2)	(9.2)	(4.1)	(6.6)

Total comprehensive income	$23.2	$14.2	$65.6	$75.0

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$91.3	$84.3
Trade accounts receivable, net of allowances (Note 2)	361.2	392.6
Inventories (Note 2)	122.8	126.9
Deferred income taxes (Notes 1 and 9)	50.7	48.6
Other current assets	28.6	29.4
Total current assets	654.6	681.8

Property, plant and equipment, net (Note 2)	237.6	250.1
Investments and investment securities (Notes 1 and 7)	7.3	7.3
Goodwill (Note 4)	338.7	335.2
Software and other intangible assets, net (Notes 2 and 4)	258.3	290.8
Deferred income taxes (Notes 1 and 9)	34.2	38.9
Other assets	22.2	23.5
Total Assets	$1,552.9	$1,627.6

LIABILITIES
Current Liabilities
Trade accounts payable	$65.6	$80.7
Short-term borrowings (Note 5)	95.1	115.2
Accrued compensation	85.9	73.4
Accrued product warranties (Note 12)	41.4	42.2
Other current liabilities	54.4	66.6
Total current liabilities	342.4	378.1

Long-term debt (Note 5)	229.5	237.5
Accrued pension and postretirement benefits (Note 6)	89.4	89.6
Deferred income taxes (Notes 1 and 9)	47.6	68.1
Other long-term liabilities	39.1	41.7
Total Liabilities	748.0	815.0

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	121.3	116.8
Retained earnings	1,446.6	1,400.3
Accumulated other comprehensive loss	(82.1)	(78.0)
Treasury stock, at cost (Note 2)	(685.3)	(630.9)
Total Shareholders' Equity	804.9	812.6
Total Liabilities and Shareholders' Equity	$1,552.9	$1,627.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Year to Date Period Ended June 30
	2013	2012
Operating Activities
Net income	$69.7	$81.6
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	54.1	54.7
Amortization	34.7	26.0
Provision for deferred income taxes	(15.9)	(9.9)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	0.4	7.7
Stock compensation	11.3	9.0
Excess tax benefits from employee stock plans	(0.4)	(1.3)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	31.4	46.0
Inventories	3.9	(1.4)
Other current assets	(2.4)	9.3
Trade accounts payable	(15.1)	(11.8)
Accrued expenses and other liabilities	(1.9)	(16.7)
Other, net	(2.1)	(5.8)
Net cash provided by operating activities	167.7	187.4

Investing Activities
Capital expenditures and purchase of intangibles	(49.7)	(55.9)
Proceeds on sale of property and equipment leased to others	5.3	7.1
Payment for acquisition of businesses, net of cash acquired	(0.2)	(77.0)
Proceeds on investment sales and maturities	-	4.5
Net cash used in investing activities	(44.6)	(121.3)

Financing Activities
Net change in short-term debt	(0.1)	(7.8)
Net change in revolver	(20.0)	-
Payment of long-term debt	(8.0)	(47.5)
Purchase of noncontrolling interest	(1.3)	(1.3)
Payment of cash dividends	(23.1)	(22.5)
Proceeds on exercise of options	6.0	6.2
Proceeds from stock issuance	2.1	2.2
Excess tax benefits from employee stock plans	0.4	1.3
Treasury stock acquired	(69.9)	(1.8)
Net cash used in financing activities	(113.9)	(71.2)

Effect of exchange rate changes on cash	(2.2)	0.5

Net Cash Flows	7.0	(4.6)

Cash and Cash Equivalents:
At beginning of period	84.3	224.6
At end of period	$91.3	$220.0

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 12), investments (Note 7), income taxes (Notes 1 and 9) and commitments and contingencies (Note 14), among others.

Investment Securities

At June 30, 2013, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

As of June 30, 2013, we had $8.2 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

2.  Supplementary Balance Sheet Information

	June 30, 2013	September 30, 2012

Allowance for possible losses and discounts on trade receivables	$31.0	$38.5

Inventories:
Finished products	$71.0	$71.8
Raw materials and work in process	51.8	55.1
Total inventory	$122.8	$126.9

Accumulated depreciation of property, plant and equipment	$576.0	$584.8

Accumulated amortization of software and other intangible assets	$228.4	$198.8

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	59,136,025	60,796,923

Treasury shares	21,187,887	19,526,989

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

During the first, second, and third quarters of 2013, we made certain adjustments to the opening balance sheet as of the acquisition date.  The calculation of fair value of the assets and liabilities is preliminary and subject to adjustment based on finalization of contractual conditions under the terms of the purchase agreement.  The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Inventory	$25.6
Other current assets	19.7
Property, plant, and equipment	24.6
Goodwill	221.1
Trade name (Indefinite Lived)	29.0
Trade name (15-year weighted-average useful life)	4.6
Customer relationships (13-year weighted-average useful life)	121.9
Technology (10-year weighted-average useful life)	9.1
Other noncurrent assets	1.6
Current liabilities	(14.0)
Deferred tax liability	(41.0)
Total purchase price	$402.2

Goodwill was allocated entirely to our Surgical and Respiratory Care segment and is not deductible for tax purposes.

Our total revenues on an unaudited proforma basis, as if the Aspen Surgical acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $28.7 million and $85.9 million for the quarterly and year to date periods ended June 30, 2012.  Net income, on an unaudited proforma basis, would have been higher by approximately $1.6 million and $5.3 million for the quarterly and year to date periods ended June 30, 2012 and earnings per diluted share would have been higher by $0.03 and $0.09.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Aspen Surgical business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired), which was reduced to $76.7 million, resulting from a $4.0 million purchase price adjustment, $1.2 million of which was recorded as a receivable from the seller as of June 30, 2013.  The results of Völker are included in the Condensed Consolidated Financial Statements since the date of acquisition.

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

Our total revenues on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2012 fiscal year, would have been higher by approximately $0 million and $49.9 million for the quarterly and year to date periods ended June 30, 2012.  The impact to net income and earnings per diluted share on an unaudited proforma basis would not have been significant to our financial results for those periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

Goodwill

The following summarizes goodwill activity:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2012:
Goodwill	$383.0	$271.5	$153.5	$808.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2012	24.9	271.5	38.8	335.2

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	5.8	(1.6)	4.2
Currency translation effect	-	(1.3)	0.6	(0.7)

Balances at June 30, 2013:
Goodwill	383.0	276.0	152.5	811.5
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at June 30, 2013	$24.9	$276.0	$37.8	$338.7

As discussed in Note 13, we operate in three reportable business segments.  Goodwill impairment testing is performed at the reporting unit level, which is one level below a reportable business segment.  We have determined that we have nine reporting units.  Goodwill is assigned to reporting units at the date the goodwill is initially recorded and has been reallocated as necessary based on the restructuring of reporting units over time.  Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the third fiscal quarter of 2013 and 2012 did not result in any impairments.

A 10 percent reduction in the fair value of any of our reporting units would not result in an impairment charge.

During the first nine months of fiscal 2013, we recorded adjustments to goodwill related to the Aspen Surgical acquisition completed during the fourth quarter of fiscal 2012 and the Völker acquisition completed during the second quarter of fiscal 2012.  See Note 3 for further details.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $32.9 million at both June 30, 2013 and September 30, 2012.  Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.  The annual evaluation of indefinite-lived intangible assets performed during the third fiscal quarter of 2013 and 2012 did not result in impairment.

5.  Financing Agreements

Total debt consists of the following:
	June 30, 2013	September 30, 2012
Outstanding finance credit lines	$0.1	$0.2
Revolving credit facility	85.0	105.0
Term loan current portion	10.0	10.0
Term loan long-term portion	180.0	187.5
Unsecured 7.00% debentures due on February 15, 2024	19.5	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.2	0.6
Total debt	324.6	352.7
Less current portion of debt	95.1	115.2
Total long-term debt	$229.5	$237.5

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at June 30, 2013 have fixed rates of interest.  We have deferred gains of approximately $0.8 million included in the preceding table from the termination of previous interest rate swap agreements.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

During the fourth quarter of fiscal 2012, we entered into a credit facility.  The credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The outstanding term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaced in its entirety our previous $500.0 million credit agreement.  Borrowings under the revolving credit facility and term loan bear interest at variable rates specified therein, that to date have been under 2.0 percent, and the availability of borrowings is subject to our ability to meet certain specified conditions at the time of borrowing, including compliance with covenants.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of June 30, 2013, we had outstanding borrowings of $85.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $409.2 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of June 30, 2013.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $54.6 million and $56.2 million at June 30, 2013 and September 30, 2012, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $190.0 and $197.5 million based on quoted prices for similar liabilities at June 30, 2013 and September 30, 2012.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 7.

As of June 30, 2013, we had one interest rate swap agreement with a notional amount of $135 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash-flow hedge.  The fair value as of June 30, 2013 was nominal.  As of September 30, 2012, we did not maintain any interest rate swaps.

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
	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012
Service cost	$1.5	$1.3	$4.5	$4.1
Interest cost	3.2	3.3	9.8	10.0
Expected return on plan assets	(3.9)	(4.1)	(11.9)	(12.5)
Amortization of unrecognized prior service cost, net	0.1	0.1	0.4	0.4
Amortization of net loss	2.0	1.6	5.9	4.6
Net pension expense	$2.9	$2.2	$8.7	$6.6

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $10.3 million and $9.3 million in the year to date periods ended June 30, 2013 and 2012.

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of June 30, 2013:
		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$91.3	$91.3	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$98.6	$91.3	$-	$7.3

At both June 30, 2013 and September 30, 2012, we had $7.3 million of available-for-sale marketable securities, consisting of AAA rated investment securities, primarily student loan auction rate securities (“ARS”). The carrying value of the investments are net of temporary valuation adjustments of approximately $0.5 million at each date. Since these valuation adjustments are deemed to be temporary, they are recorded in Accumulated Other Comprehensive Loss, net of a related tax benefit.  During the year to date period of fiscal 2013, we did not recognize any realized gains or losses related to these investments. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.

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

8.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2013 was as follows:
	Balance				Balance
	September 30, 2012	Expenses	Cash Payments	Reversals	June 30, 2013

Fiscal 2013 Action	$-	$2.5	$(1.2)	$-	$1.3
Prior Restructuring Actions	4.7	-	(3.0)	(0.6)	1.1
	$4.7	$2.5	$(4.2)	$(0.6)	$2.4

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which are contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  During the third quarter of fiscal 2013, we continued actions under the previously announced plan by eliminating 40 additional positions, including approximately 15 contract and open positions.  We incurred a charge of $0.8 million related to the continued action.  Additional costs associated with these actions of $1 to $3 million are expected to be incurred over the balance of the fiscal year.  These actions will be substantially complete by the end of fiscal year 2013, but certain cash expenditures could shift into fiscal 2014.

During the second quarter of fiscal 2012, we announced a similar plan that, among other things, eliminated approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million and $1.7 million, net of reversals, in the second and third quarter of fiscal 2012 related to severance and other benefits to be provided to affected employees, $0.6 million of which was determined to be excessive and was reversed in the second quarter of fiscal 2013.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.

9.  Income Taxes

The effective tax rate for the three- and nine-month periods ended June 30, 2013 was 31.0 and 29.7 percent compared to 29.9 and 31.2 percent for the comparable periods in the prior year.

The effective tax rate for the first nine months of fiscal 2013 is lower than the comparable period in fiscal 2012 due primarily to the retroactive extension of the research tax credit during the second quarter of the year.  Both nine month periods were favorably impacted by the recognition of period tax benefits.  The first nine months of fiscal 2013 included $2.3 million of favorable period tax benefits principally related to the retroactive reinstatement of the research and development tax credit, which was recognized in the second quarter. This compares to $0.7 million of period tax benefits recorded in the first nine months of fiscal 2012 which related primarily to the release of foreign reserves.

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

Earnings per share are calculated as follows (share information in thousands):
	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012

Net income	$23.4	$23.4	$69.7	$81.6

Average shares outstanding - Basic	59,743	62,319	60,273	62,130
Add potential effect of exercise of stock options
and other unvested equity awards	420	251	305	293
Average shares outstanding - Diluted	60,163	62,570	60,578	62,423

Net income per common share - Basic	$0.39	$0.38	$1.16	$1.31

Net income per common share - Diluted	$0.39	$0.37	$1.15	$1.31

Shares with anti-dilutive effect excluded
from the computation of Diluted EPS	480	1,547	1,576	1,361

11.  Common Stock

The stock based compensation cost that was charged against income, net of tax, for all plans was $2.3 million and $7.2 million for the three- and nine-month periods ended June 30, 2013 and $1.4 million and $5.5 million for the comparable periods of fiscal 2012.

12.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  During the third quarter of fiscal 2012, we initiated a field corrective action on one of our med-surg product lines related to an electronics issue and recognized a charge of $16.0 million. During fiscal 2013, we have recognized charges of $12.2 million to cover the estimated costs associated with field corrective actions on five different product lines, $4.5 million of which was recognized in the third quarter.  These field corrective actions do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012

Balance at beginning of period	$41.1	$23.5	$42.2	$17.8
Provision for warranties during the period	8.7	18.6	25.8	27.4
Warranty reserves acquired	-	-	(2.6)	4.7
Warranty claims during the period	(8.4)	(3.3)	(24.0)	(11.1)
Balance at end of period	$41.4	$38.8	$41.4	$38.8

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

Our operating structure contains the following reporting segments:

•	North America - sells and rents our patient support and near-patient technologies and services, as well as our health information technology solutions, in the U.S. and Canada.

•	Surgical and Respiratory Care - sells and rents our surgical and respiratory care products.

•	International - sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

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

	Quarterly Period Ended June 30		Year To Date Period Ended June 30
	2013	2012	2013	2012
Revenues:
North America	$238.9	$240.8	$713.3	$748.5
Surgical and Respiratory Care	61.9	31.7	182.1	97.6
International	123.4	134.0	382.9	356.6
Total revenues	$424.2	$406.5	$1,278.3	$1,202.7

Divisional income:
North America	$48.5	$34.1	$140.4	$146.1
Surgical and Respiratory Care	11.3	9.4	30.5	29.2
International	(1.7)	5.8	2.5	12.7
Corporate expenses	(21.1)	(13.2)	(62.9)	(48.9)
Total divisional income	37.0	36.1	110.5	139.1

Impairment of other intangibles	-	-	-	(8.0)
Special charges	(0.8)	(1.7)	(3.7)	(9.7)
Operating profit	36.2	34.4	106.8	121.4

Interest expense	(2.3)	(1.4)	(6.9)	(4.4)
Investment income and other, net	-	0.4	(0.7)	1.6
Income before income taxes	$33.9	$33.4	$99.2	$118.6

14.  Commitments and Contingencies

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

We believe use of these non-GAAP measures contributes to an understanding of our financial performance and provides an additional analytical tool to understand our results from core operations and to reveal underlying trends.  These measures should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is an in-depth discussion of our results of operations by reportable segment.  See Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of changes in our reportable segments.

Net Revenues
	Quarterly Period Ended June 30		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
Capital sales	$323.1	$300.6	7.5	7.1
Rental revenues	101.1	105.9	(4.5)	(4.5)
Total Revenues	$424.2	$406.5	4.4	4.1

	Year To Date Period Ended June 30		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
Capital sales	$965.8	$868.1	11.3	11.3
Rental revenues	312.5	334.6	(6.6)	(6.5)
Total Revenues	$1,278.3	$1,202.7	6.3	6.4

Capital sales increased for both the three- and nine-month periods ended June 30, 2013 as a result of sales associated with our fiscal 2012 acquisitions of Aspen Surgical and Völker.  These incremental sales were partially offset by a nearly 10 percent decline in International segment revenue, excluding Völker, for the three-month period due to declines in Eastern Europe, the Middle East, and Latin America.  For the nine-month period, the incremental acquisition sales were partially offset by declines in Eastern Europe and the Middle East combined with a mid-single digit decline in North America due to lower patient support systems sales in the first half of 2013.

Rental revenues declined in both the three- and nine-month periods.  In our North America segment, revenues were down in all product lines, but most significantly in Home Care rentals following our exit of a portion of this business in the prior year.  In Surgical and Respiratory Care, revenues declined on lower respiratory care volumes and pricing.  International rental revenues were up for the three-month period, but down slightly for the nine-month period on lower volume.

Gross Profit
	Quarterly Period Ended June 30		Percentage Change
	2013	2012
Gross Profit
Capital	$135.6	$112.5	20.5
Percent of Related Revenues	42.0%	37.4%

Rental	$54.5	$60.2	(9.5)
Percent of Related Revenues	53.9%	56.8%

Total Gross Profit	$190.1	$172.7	10.1
Percent of Related Revenues	44.8%	42.5%

	Year To Date Period Ended June 30		Percentage Change
	2013	2012
Gross Profit
Capital	$407.7	$363.0	12.3
Percent of Related Revenues	42.2%	41.8%

Rental	$169.9	$190.6	(10.9)
Percent of Related Revenues	54.4%	57.0%

Total Gross Profit	$577.6	$553.6	4.3
Percent of Related Revenues	45.2%	46.0%

Capital gross profit increased 20.5 and 12.3 percent, while gross margin increased 460 basis points and 40 basis points for the three- and nine-month periods ended June 30, 2013.  The margin increase in both periods was impacted by charges for field corrective actions which totaled $16.0 million for the three- and nine-month periods ended June 30, 2012, compared to $4.5 million and $12.2 million for the comparative periods of the current year.  Favorable product mix and improved cost efficiencies and leverage contributed to the remainder of the third quarter margin increase.  The margin increase for the nine-month period, in addition to being impacted by the field corrective actions, also reflected the carryover effect of a number of factors from the first and second quarters, most notably, inventory step-up associated with recent acquisitions, unfavorable geographic and product mix, and generally lower margins associated with Völker products following the acquisition of that business in the second quarter of 2012.

Rental gross profit decreased 9.5 and 10.9 percent and gross margin decreased 290 and 260 basis points for the three- and nine-month periods ended June 30, 2013.  The margin decline in both periods is the result of lower consolidated revenues and the reduced leverage of our fleet and field service infrastructure.  The margin comparison is also negatively impacted by prior year gains of $1.7 million and $4.8 million recognized in connection with a vendor product recall that was completed in fiscal 2012.

Other
	Quarterly Period Ended June 30		Year To Date Period Ended June 30

	2013	2012	2013	2012

Research and development expenses	$16.7	$16.1	$52.2	$48.2
Percent of Total Revenues	3.9%	4.0%	4.1%	4.0%

Selling and administrative expenses	$136.4	$120.5	$414.9	$366.3
Percent of Total Revenues	32.2%	29.6%	32.5%	30.5%

Impairment of other intangibles	$-	$-	$-	$(8.0)
Special charges	$(0.8)	$(1.7)	$(3.7)	$(9.7)

Interest expense	$(2.3)	$(1.4)	$(6.9)	$(4.4)
Investment income and other, net	$-	$0.4	$(0.7)	$1.6

Research and development expenses increased 3.7 and 8.3 percent for the three- and nine-month periods ended June 30, 2013 due to the effect of the acquisitions and investment spending in new products, including a new critical care bed platform.  Research and development expenses were relatively flat as a percentage of revenue for the three-month period, but increased as a percentage of revenue for the nine-month period as a result of investment spending in new products.  Selling and administrative expenses include incremental cost of approximately $7 million and $30 million for the three- and nine-month periods ended June 30, 2013 from our fiscal 2012 acquisitions.  Additionally, the intangible amortization related to these acquisitions was $3.7 million and $11.1 million in the three- and nine-month periods ended June 30, 2013, compared to $1.0 million and $1.3 million in the three- and nine-month periods ended June 30, 2012.  Selling and administrative expenses were also impacted by various other items, most notably higher variable compensation costs, FDA remediation, and the medical device tax, which were partially offset by cost savings from prior restructuring actions and lower litigation costs.

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which are contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  During the third quarter of fiscal 2013, we continued actions under the previously announced plan by eliminating 40 additional positions, including approximately 15 contract and open positions.  We incurred a charge of $0.8 million related to the continued action.  Additional costs associated with these actions of $1 to $3 million are expected to be incurred over the balance of the fiscal year.  These actions will be substantially complete by the end of fiscal year 2013, but certain cash expenditures could shift into fiscal 2014.  The actions are anticipated to yield annualized cost savings of approximately $8 million after full implementation.

During the second quarter of fiscal 2012, we announced a similar plan that, among other things, eliminated approximately 200 positions across the Company.  This resulted in a special charge of $4.8 million and $1.7 million, net of reversals, in the second and third quarter of fiscal 2012 related to severance and other benefits to be provided to affected employees, $0.6 million of which was determined to be excessive and was reversed in the second quarter of fiscal 2013.  We also incurred an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we incurred an impairment of a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.   This resulted in a non-cash impairment charge of $8.0 million.

Interest expense increased in both the three- and nine-month periods on higher outstanding borrowings associated with the recent acquisitions and slightly higher interest rates.  Investment income and other, net has turned to expense for the nine-month period ended June 30, 2013 as a result of foreign exchange losses in the second quarter of fiscal 2013.

Reported and Adjusted Earnings
	Quarterly Period Ended June 30, 2013			Quarterly Period Ended June 30, 2012
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$33.9	$10.5	$0.39	$33.4	$10.0	$0.37
Adjustments:
Acquisition and integration costs	1.2	0.4	0.01	1.9	0.7	0.02
Field corrective actions	4.5	1.2	0.06	16.0	5.9	0.16
FDA remediation expenses	2.2	0.8	0.02	-	-	-
Special charges	0.8	0.2	0.01	1.7	0.6	0.02
Vendor product recall	-	-	-	(1.7)	(0.7)	(0.02)
Adjusted Earnings	$42.6	$13.1	$0.49	$51.3	$16.5	$0.56

	Year To Date Period Ended June 30, 2013			Year To Date Period Ended June 30, 2012
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$99.2	$29.5	$1.15	$118.6	$37.0	$1.31
Adjustments:
Acquisition and integration costs	6.9	2.3	0.08	5.5	1.5	0.06
Field corrective actions	12.2	4.0	0.14	16.0	5.9	0.16
FDA remediation expenses	4.1	1.5	0.04	-	-	-
Litigation	0.5	0.5	-	-	-	-
Special charges	3.7	1.2	0.04	9.7	3.6	0.10
Impairment of other intangibles	-	-	-	8.0	2.1	0.09
Vendor product recall	-	-	-	(4.8)	(1.9)	(0.05)
Adjusted Earnings	$126.6	$39.0	$1.45	$153.0	$48.2	$1.68

*May not add due to rounding.

The effective tax rate for the three- and nine-month periods ended June 30, 2013 was 31.0 and 29.7 percent compared to 29.9 and 31.2 percent for the comparable periods in the prior year.

The effective tax rate for the first nine months of fiscal 2013 is lower than the comparable period in fiscal 2012 due primarily to the retroactive extension of the research tax credit during the second quarter of the year.  Both nine month periods were favorably impacted by the recognition of period tax benefits.  The first nine months of fiscal 2013 included $2.3 million of favorable period tax benefits principally related to the retroactive reinstatement of the research and development tax credit, which was recognized in the second quarter. This compares to $0.7 million of period tax benefits recorded in the first nine months of fiscal 2012 which related primarily to the release of foreign reserves.

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

The adjusted effective tax rate for the three- and nine-month periods ended June 30, 2013 was 30.8 and 30.8 percent compared to 32.2 and 31.5 percent for the comparable periods in the prior year. The lower rate in fiscal 2013 is due primarily to the same factors outlined above.

Net income was $23.4 million for the third quarter ended June 30, 2013, same as the prior year period.  On an adjusted basis, net income decreased $5.3 million, or 15.2 percent.  Diluted earnings per share increased 5.4 percent on a reported basis and decreased 12.5 percent on an adjusted basis.  Net income for the year to date period was $69.7 million compared to $81.6 million in the prior year, a decrease of 14.6 percent.  On an adjusted basis, net income decreased $17.2 million or 16.4 percent.  Diluted earnings per share decreased 12.2 percent on a reported basis and 13.7 percent on an adjusted basis.

Business Segment Results of Operations
	Quarterly Period Ended June 30		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
North America	$238.9	$240.8	(0.8)	(0.7)
Surgical and Respiratory Care	61.9	31.7	95.3	95.9
International	123.4	134.0	(7.9)	(9.0)
Total revenues	$424.2	$406.5	4.4	4.1

Divisional income:
North America	$48.5	$34.1	42.2
Surgical and Respiratory Care	11.3	9.4	20.2
International	(1.7)	5.8	(129.3)
Corporate Expenses	(21.1)	(13.2)	59.8
Total divisional income	$37.0	$36.1	2.5

	Year To Date Period Ended June 30		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenues:
North America	$713.3	$748.5	(4.7)	(4.7)
Surgical and Respiratory Care	182.1	97.6	86.6	86.7
International	382.9	356.6	7.4	7.5
Total revenues	$1,278.3	$1,202.7	6.3	6.4

Divisional income:
North America	$140.4	$146.1	(3.9)
Surgical and Respiratory Care	30.5	29.2	4.5
International	2.5	12.7	(80.3)
Corporate Expenses	(62.9)	(48.9)	28.6
Total divisional income	$110.5	$139.1	(20.6)

North America

North America revenues decreased 0.8 and 4.7 percent for the three- and nine-month periods ended June 30, 2013.  Capital sales were up 1.7 percent for the quarter with flat acute care patient support systems sales and higher sales for other products.  For the nine-month period, capital sales were down 3.8 percent related primarily to year to date declines in our patient support systems sales, which were down 8.3 percent, in a difficult North American health care environment where there is continued pressure on capital spending.  Rental revenues declined in both periods by 6.1 and 6.6 percent, with declines in all product lines, but most significantly in Home Care rentals following our exit of a portion of this business in the prior year.

North America divisional income increased for the three-month period due to a higher charge for field corrective actions in the prior year, but decreased for the nine-month period due to lower revenues and the resulting lower gross profit.  Capital gross margins increased for the three- and nine-month periods due to the timing of the various field corrective actions.  Rental margins were lower for the three- and nine-month periods as the decline in revenues resulted in reduced leverage of field infrastructure costs.  In addition, rental margins in the prior year included gains recognized in connection with a vendor product recall that was completed in the prior year of $1.7 million and $4.8 million for the three- and nine-month periods.  Operating expenses were favorable for both periods; due primarily to lower selling costs on lower revenues.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales were up nearly three times for the three- and nine-month periods ended June 30, 2013, almost entirely related to the incremental sales associated with the Aspen Surgical acquisition.  Rental revenues decreased 5.6 and 10.7 percent for the three- and nine-month periods as a result of lower rental volumes and pricing for both periods in our respiratory care business.

Surgical and Respiratory Care divisional income was up for the three- and nine-month periods ended June 30, 2013, as the incremental income associated with the Aspen Surgical business was partially offset by lower earnings from respiratory care on lower revenues.  Gross profit for the nine-month period was negatively impacted by $2.5 million of inventory step-up associated with purchase accounting for the Aspen Surgical acquisition recognized in the first quarter.  Additionally, divisional income was negatively impacted by $2.7 million and $8.1 million of intangible amortization in the three- and nine-month periods.

International

International capital sales decreased 9.4 percent for the three-month period but increased 8.4 percent for the nine-month period ended June 30, 2013 due primarily to the sales included from our mid-second quarter fiscal 2012 acquisition of Völker.  Eastern Europe and the Middle East were down for the three- and nine-month periods and Latin America sales were down for the quarter, but are still up for the year to date period on a strong first quarter performance.  Rental revenues increased 6.3 percent on new rental agreements for the three-month period and declined 1.0 percent for the nine-month period on lower volumes.  The impact of foreign exchange rates on both capital and rental revenues was relatively minor for both periods.

International divisional income decreased for the three- and nine-month periods ended June 30, 2013.  For the three-month period, gross profit and margins were lower on the effects of field corrective actions of $3.9 million and lower revenues.  For the nine-month period, gross profit was higher on increased sales, but margins were negatively impacted by the field corrective actions.  Operating expenses were higher in both periods, including intangible amortization of $1.0 million and $3.0 million, acquisition integration costs of $1.0 million and $3.6 million, and incremental Völker expenses in the year to date period.

Liquidity and Capital Resources
	Year To Date Period Ended June 30
	2013	2012
Cash Flows Provided By (Used In):
Operating activities	$167.7	$187.4
Investing activities	(44.6)	(121.3)
Financing activities	(113.9)	(71.2)
Effect of exchange rate changes on cash	(2.2)	0.5
Increase (Decrease) in Cash and Cash Equivalents	$7.0	$(4.6)

Operating Activities

Cash provided by operating activities during fiscal 2013 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, along with collections of high year-end receivables.  The decrease over the first half of fiscal 2012 was due primarily to a decline in net income, smaller changes in accounts receivable year over year and nearly $11 million of incremental income tax payments.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which decreased from the prior year.  Also fiscal 2012 was impacted by our acquisition of the Völker group ($77.0 million).

Financing Activities

Cash used for financing activities during fiscal 2013 consisted mainly of treasury stock acquired of $69.9 million, dividend payments of $23.1 million, and repayments on our revolver and long-term debt obligations.  The increase in the use of cash compared to the first nine months of fiscal 2012 was due primarily to the treasury stock purchases and higher debt repayments in fiscal 2013 than in fiscal 2012.

Other Liquidity Matters

Net cash flow from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of June 30, 2013, we held investment securities with a fair value of $7.3 million, which consisted primarily of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At June 30, 2013, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

During the fourth quarter of fiscal 2012, we entered into a credit facility.  The new credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the new credit facility mature upon expiration on August 24, 2017.  The outstanding term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The new credit facility replaces in its entirety our previous $500.0 million credit agreement which was scheduled to expire in March 2013.  Borrowings under the revolving credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2012 and 2013 were under 2.0 percent, and the availability of borrowings is subject to our ability to meet certain specified conditions at the time of borrowing, including compliance with covenants.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of June 30, 2013, we had outstanding borrowings of $85.0 million and undrawn letters of credit of $5.8 million under the facility, leaving $409.2 million of available borrowing capacity.  We are in compliance with all of our debt covenants as of June 30, 2013.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of material size to the overall business.

We have $49.3 million of senior notes outstanding at various fixed interest rates as of June 30, 2013, classified as long-term in the Condensed Consolidated Balance Sheet.

As of June 30, 2013, we had one interest rate swap agreement with a notional amount of $135 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash-flow hedge.  The fair value as of June 30, 2013 was nominal.  As of September 30, 2012, we did not maintain any interest rate swaps.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2012, our latest measurement date, our pension plans were underfunded by approximately $81.0 million.  Given the significant funding contribution made during fiscal 2010, we currently do not anticipate any further contributions to our master pension plan in fiscal 2013.

During the third quarter of 2013, we announced an increase of our quarterly dividend by 10 percent to $0.1375 per share, bringing the annualized dividend rate per share to $0.55 from $0.50.

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

In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares.  In the nine-month period ended June 30, 2013, we purchased 2.1 million shares of our common stock for $68.7 million in the open market, leaving 1.9 million shares available for purchase under our current authorization as of June 30, 2013.  The authorization does not have an expiration date and currently there are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At June 30, 2013, the notional amount of open foreign exchange contracts was $13.5 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Form 10-K.

Item 4.       CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1, 2013 - April 30, 2013	61	$33.60	-	2,605,000
May 1, 2013 - May 31, 2013	704,493	$36.75	700,000	1,905,000
June 1, 2013 - June 30, 2013	-	$-	-	1,905,000
Total	704,554	$36.75	700,000

(1)
Shares purchased during the three-month period ended June 30, 2013 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In October 2012, the Board of Directors approved an expansion of its previously announced share repurchase authorization by 3.5 million shares, bringing the total number of shares available for repurchase to 32.2 million shares.  As of June 30, 2013, a cumulative total of 30.3 million shares have been repurchased under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.       EXHIBITS

A.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: July 25, 2013	By:	/s/ Michael S. Macek
	Name: Title:	Michael S. Macek Vice President, Treasurer and Interim Chief Financial Officer (duly authorized officer and principal financial officer)