Form 10-K
period 2013-09-30
Hill-Rom Holdings, Inc.
filed 2013-11-20
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2013
OR
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
Yes ☐                       No ☑
The aggregate market value of the registrant’s voting common equity, held by non-affiliates of the registrant, was approximately $2.1 billion, based on the closing sales price of $35.22 per share as of March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). There is no non-voting common equity held by non-affiliates.

The registrant had 58,367,400 shares of its common stock, without par value, outstanding as of November 13, 2013.

Documents incorporated by reference.

Certain portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 7, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

HILL-ROM HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2013

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

Item 1. BUSINESS

General

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient care systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

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

Net revenue, segment profitability and other measures of segment reporting for each reporting segment are set forth in Note 11 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.  No single customer accounts for more than 10 percent of our revenue.

Products and Services

We have extensive distribution capabilities and broad reach across all health care settings. We sell and rent primarily to acute and extended care health care facilities worldwide through both a direct sales force and distributors, but we also sell products to patients in the home.  Through our network of approximately 160 North American and 50 international service centers, and approximately 1,100 North American and 375 international service professionals, we are able to provide technical support and services and rapidly deliver our products to customers on an as-needed basis, providing our customers flexibility to purchase or rent our products.  This extensive network is critical to serving our customers and securing contracts with Group Purchasing Organizations (“GPOs”) and integrated delivery networks (“IDNs”).

Our products and services are outlined below.  Except where noted, all of our business segments generally sell products and services and rent products from each of our product categories.

Patient Care Systems. Our innovative patient care systems include a variety of bed systems, along with integrated and non-integrated therapeutic bed surfaces, that are rented and sold by our North America and International segments, as well as mobility solutions (such as lifts and other devices used to safely move patients).  These patient care systems can be designed for use in high, mid and low acuity settings, depending on the specific design options.  Our advanced patient care systems can also provide patient data reporting (e.g., weight and therapy statistics); patient safety alarms and caregiver alerts concerning such things as bed exit, bed height, patient positioning; wound healing and prevention; pulmonary treatment; point of care controls; and patient turn assist and upright positioning. Approximately 51, 53 and 51 percent of our revenue during fiscal 2013, 2012 and 2011, were derived from patient care systems.

Non-Invasive Therapeutic Products. We rent and sell non-invasive therapeutic products and surfaces designed for the prevention and treatment of a variety of acute and chronic medical conditions, including pulmonary, wound and bariatric conditions. These products are rented and sold by our North America and International segments, primarily in the U.S., Canada and Europe, with the exception of our respiratory care products, which are sold by our Surgical and Respiratory Care and International segments.  Approximately 23, 25 and 29 percent of our revenue were derived from these therapeutic products in fiscal 2013, 2012 and 2011.

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

Patient Environment Solutions. These products include architectural products (such as headwalls and power columns) and health care furniture.  Patient environment solutions products are sold by our North America and International segments, primarily to acute and extended care health care facilities worldwide.

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

Surgical Products. We offer a range of positioning devices for use in shoulder, hip, spinal and lithotomy surgeries as well as platform-neutral positioning accessories for nearly every model of operating room table.  In addition, we offer operating room disposable products such as scalpel and blade and handle systems, disposable scalpels, skin markers and other disposable products.  These products are sold by our Surgical and Respiratory Care segment.

Raw Materials

Principal materials used in our products for each business segment include carbon steel, aluminum, stainless steel, wood and laminates, petroleum based products, such as foams and plastics, and other materials, substantially all of which are available from several sources. Motors and electronic controls for electrically operated beds and certain other components are purchased from one or more manufacturers.

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

The following table displays our significant competitors with respect to each product category:

Product Categories	Competitors
Patient Care Systems	Stryker Corporation ArjoHuntleigh (Division of Getinge AB) Linet Stiegelmeyer Invacare Joerns Healthcare

Non-Invasive Therapeutic Products	SIZEWise Rentals, LLC RecoverCare, LLC ArjoHuntleigh (Division of Getinge AB)

Medical Equipment Management and Contract Services	Universal Hospital Services, Inc. Freedom Medical, Inc.

Patient Environment Solutions	Guldmann Amico Modular Services Herman Miller Healthcare

Health Information Technology Solutions	Rauland-Borg Corporation Ascom Holding GE Healthcare

Surgical Products	MizuhoOSI Schuerch Medical Action Medical Myco Medical Swann-Morton DeRoyal

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

Health Care Regulations. In March 2010, comprehensive health care reform legislation was signed into law through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act.  The health care industry continues to undergo significant change as the law is implemented.  In addition to health care reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and health care outcomes.  These objectives are being advanced through a variety of reform initiatives including: accountable care organizations, value based purchasing, bundling initiatives, competitive bidding programs, etc.  The potential impact of these changes to our business is discussed further in Item 1A. Risk Factors and Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

Product Development

Most of our products and product improvements have been developed internally. We maintain close working relationships with various medical professionals who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. Our significant research and development activities are located in Acton, Massachusetts; Batesville, Indiana; Cary, North Carolina; Lulea, Sweden; Montpelier and Pluvigner, France; Singapore; and Witten, Germany.

Research and development is expensed as incurred. Research and development expense for the fiscal years ended September 30, 2013, 2012 and 2011, was $70.2 million, $66.9 million and $63.8 million.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amounts capitalized during fiscal years 2013, 2012 and 2011 were approximately $2.4 million, $2.3 million and $2.1 million.

Patents and Trademarks

We own, and from time-to-time license, a number of patents on our products and manufacturing processes, but we do not believe any single patent or related group of patents is of material significance to any business segment or our business as a whole.  We also own a number of trademarks and service marks relating to our products and product services.  Except for the marks “Hill-Rom®” and “Bard-Parker®” we do not believe any single trademark or service mark is of material significance to any business segment or our business as a whole.

Foreign Operations and Export Sales

Information about our foreign operations is set forth in tables relating to geographic information in Note 11 of Notes to Consolidated Financial Statements, included herein under Part II, Item 8 of this Form 10-K.

Employees

At September 30, 2013, we had approximately 6,775 employees worldwide. Approximately 230 of our employees work in our logistics and manufacturing operations in the U.S. under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. The collective bargaining agreement at our primary U.S. manufacturing facility had an expiration date of January 2013.  In January 2013, we entered into a new collective bargaining agreement at our primary U.S. manufacturing facility, which will expire in January 2016. We have not experienced a work stoppage in the U.S. in over 40 years, and we believe that our employee relations are satisfactory.

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

John J. Greisch, 58, was elected President and Chief Executive Officer of Hill-Rom in January 2010. Mr. Greisch was most recently President, International Operations for Baxter International, Inc., a position he held since 2006. Prior to this, he held several other positions with Baxter, serving as Baxter's Chief Financial Officer and as President of Baxter's BioScience division.

Michael S. Macek, 41, was elected as Interim Chief Financial Officer in July 2013 and elected Treasurer in March 2011. Mr. Macek held the position of Executive Director, Treasury for Hill-Rom since 2008, and a series of financial positions with Hill-Rom since 2005.

Mark Guinan, 50, prior to his resignation in July 2013, was elected as our Senior Vice President and Chief Financial Officer in December 2010.  Mr. Guinan previously held a variety of positions with Johnson & Johnson, most recently as the Chief Procurement Officer since October 2009.  Prior to that, he served as Vice President - Finance, Global Pharmaceutical Group, and Vice President - Finance, Global R&D and Business Operations.

Andreas Frank, 37, was elected as Senior Vice President Corporate Development and Strategy in October 2011.  Before joining Hill-Rom, Mr. Frank was Director Corporate Development at Danaher Corporation. Previously he worked in the Corporate Finance and Strategy practice at the consulting firm McKinsey & Company.

Alejandro Infante Saracho, 52, was elected Senior Vice President and President International for Hill-Rom effective May 2010. Before joining the Company, he spent more than 25 years with Hospira and Abbott serving in a number of executive positions, including President of the Americas, General Manager International Operations and Regional Director Latin America for Hospira.

Scott Jeffers, 43, was elected Senior Vice President, Global Supply Chain for Hill-Rom in September 2010.  Before joining Hill-Rom, he held a number of senior operational positions in GE Healthcare including General Manager of Global Lean Enterprise; General Manager of Global Supply Chain for Life Support Solutions; and General Manager of Global Sourcing & Operational Excellence for the Clinical Systems business.  Prior to joining GE, Mr. Jeffers was an officer in the United States Air Force.

Richard G. Keller, 52, was elected Vice President, Controller and Chief Accounting Officer of the Company effective August 2005.  He had served as Executive Director - Controller of Hill-Rom since March 2004.

Brian Lawrence, 43, was elected Senior Vice President and Chief Technology Officer for Hill-Rom effective December 2010. Mr. Lawrence joined Hill-Rom from GE Healthcare, where he was Chief Technology Officer for Life Support Solutions and held a number of other leadership and innovation positions in GE's Global Research Center.

Susan R. Lichtenstein, 56, was elected Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary for Hill-Rom effective May 2010. Previously she was Corporate Vice President and General Counsel at Baxter International, where she was responsible for global legal matters, corporate communications and government affairs.

Michael Murphy, 49, was elected as the Senior Vice President, Quality Assurance/Regulatory Affairs effective July 2012.  Mr. Murphy held the position of Vice President Quality Assurance & Regulatory Affairs for Hill-Rom since May 2011. Before joining Hill-Rom, he was at Baxter International, where he served as Vice President of Quality for Baxter's EMEA division, headquartered in Zurich, Switzerland, and as Vice President-Corporate Quality. Previously he held numerous QA/RA leadership roles at Boston Scientific and at Harmac Medical Products.

Michael Oliver, 60, was elected as Senior Vice President and Chief Human Resources Officer for Hill-Rom in March 2011. Prior to joining Hill-Rom, Mr. Oliver was the Vice President and Chief Human Resources Officer for Pactiv Corporation and from 1997 to 2008 he was Senior Vice President for Brady Corporation.

Gregory Pritchard, 55, prior to his resignation in November 2013, was elected as Senior Vice President and President, Surgical and Respiratory Care in July 2012. Previously, Mr. Pritchard served as President and Chief Executive Officer of Aspen Surgical.  He has more than 25 years of experience in the health care industry, serving in management positions at American Hospital Supply, Baxter, Allegiance Healthcare and Cardinal Health.

Blair A. (Andy) Rieth, Jr., 55, was named as Vice President of Investor Relations of the Company in June 2006.  Prior to joining us, he was the Investor Relations Officer of Guidant Corporation from 2000 to 2006.

Alton Shader, 40, was elected Senior Vice President and President North America in July 2012.  He had served as Senior Vice President and President, Post-Acute Care with Hill-Rom since July 2011.  Before joining Hill-Rom, Mr. Shader was General Manager of Renal at Baxter International. Previously, he served as General Manager for Baxter Ireland and held senior marketing positions in Baxter's operations in Zurich and in California.

Taylor Smith, 53, was elected as Senior Vice President and President, Surgical and Respiratory Care in November 2013.  Before joining Hill-Rom, Mr. Smith served as Senior Vice President and General Manager for Cardinal Health’s Orthopedic Products and Services group.  Previously he held numerous leadership positions of increasing responsibility at Cardinal Health over the past 13 years.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us.  In addition, Medicare, Medicaid and managed care organizations are increasing pressure to both control health care utilization and to limit reimbursement. Changes in reimbursement programs or their regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce the program expenditures, could adversely affect the portions of our businesses that are dependent on third-party reimbursement. Moreover, to the extent that our customers experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services may decrease.  The impact of the above mentioned items could have a material adverse impact on our business, results of operations and cash flows.

Failure by us or our suppliers to comply with the FDA regulations and similar foreign regulations applicable to the products we manufacture or distribute could expose us to enforcement actions or other adverse consequences.

We design, manufacture, install and distribute medical devices that are regulated by the FDA in the U.S. and similar agencies in other countries.  Failure to comply with applicable regulations could result in future product recalls, injunctions preventing the shipment of products or other enforcement actions that could have a material adverse effect on our revenue and profitability. On March 6, 2012, we received a warning letter from the FDA following an inspection by the FDA at our Batesville, Indiana production facilities.  At the close of the inspection, the FDA issued a Form 483 identifying certain observed instances of non-compliance with FDA regulations.  The warning letter reiterated the items raised in the Form 483 and also identified certain instances of non-compliance with FDA requirements regarding our advertising and promotion of certain products.  Although remediation efforts are nearly completed and we had a successful third party audit verifying our corrections, we cannot assure you if or when we will address all matters in the warning letter to the FDA’s satisfaction.  Additionally, certain of our suppliers are subject to FDA regulations, and the failure of these suppliers to comply with regulations could adversely affect us; as regulatory actions taken by the FDA against those manufacturers can result in product shortages, recalls or modifications.

We could be subject to substantial fines or damages and possible exclusion from participation in federal health care programs if we fail to comply with the laws and regulations applicable to our business.

We are subject to stringent laws and regulations at both the federal and state levels governing the participation of durable medical equipment suppliers in federal and state health care programs.  In addition, in 2011 we entered into a five-year Corporate Integrity Agreement with the U.S. Federal government, which imposes on us additional contractual obligations.

From time to time, the government seeks additional information related to our claims submissions, and in some instances government contractors perform audits of payments made to us under Medicare, Medicaid, and other federal health care programs.  On occasion, these reviews identify overpayments for which we submit refunds.  At other times, our own internal audits identify the need to refund payments.  The frequency and intensity of government audits and review processes has intensified and we expect this will continue in the future, due to increased resources allocated to these activities at both the federal and state Medicaid level, and greater sophistication in data review techniques.

If we are deemed to have violated these laws and regulations, or are found to have violated our Corporate Integrity Agreement, we could be subject to substantial fines, damages, possible exclusion from participation in federal health care programs such as Medicare and Medicaid and possible recoupment of overpayments. While we believe that our practices materially comply with applicable state and federal requirements, the requirements may be interpreted in a manner inconsistent with our interpretation. Failure to comply with applicable laws and regulations, even if inadvertent, could have a material adverse impact on our business.

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

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of domestic and international credit markets.  The credit and capital markets experienced extreme volatility and disruption over the past several years, leading to periods of recessionary conditions and depressed levels of consumer and commercial spending.  These recessionary conditions caused customers to reduce, modify, delay or cancel plans to purchase our products and services.  If our customers continue to reduce investments in capital expenditures or utilize their limited capital funds to invest in products that we do not offer or that do not comprise a large percentage of our product portfolio, it could negatively impact our operating results.  Moreover, even if our revenue remains constant, our profitability could decline if there is a shift to sales of product mix or geographic locations with less favorable margins.  If worldwide economic conditions worsen, we would expect our customers to scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care.

The assets in our pension plans are subject to market disruptions.  In addition our pension plans are underfunded.

Our pension plans invest in a variety of equity and debt securities subject to market risks. Our pension plans were underfunded at September 30, 2013 by approximately $43.5 million.  Market volatility and disruption could cause further declines in asset values or fluctuations in assumptions used to value our liability and expenses. If this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.

Our business is significantly dependent on major contracts with GPOs, IDNs, and certain other purchasers.

A majority of our North American hospital sales and rentals are made pursuant to contracts with hospital GPOs.  At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements.  Failure to be included in certain of these agreements could have a material adverse effect on our business, including capital and rental revenue.

The contracting practices of GPOs change frequently to meet the needs of their member hospitals.  GPOs often offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program.  Participation by us in such programs may require increased discounting or restrictions on our ability to raise prices, and failure to participate or to be selected for participation in such programs may result in a reduction of sales to the member hospitals.  In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs).  IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions. This presents an opportunity to have more contracts directly with customers, but these customers may request additional discounts or other enhancements. In addition, certain other purchasers have similar processes to the GPOs and IDNs and failure to be included in agreements with these other purchasers could have a material adverse effect on our business.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect profitability or revenue. In particular, our results of operations have been and could be further adversely affected by high prices for metals, fuel, plastics and other petroleum based products.  We also procure several raw materials and sub-assemblies from single suppliers.

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

International sales accounted for approximately 35 percent of our net sales in fiscal 2013. We anticipate that international sales will continue to represent a significant portion of our total sales in the future. In addition, we have multiple manufacturing facilities and third-party suppliers that are located outside of the U.S.  As a result, our international sales, as well as our sales in the U.S. of products produced or sourced internationally, are subject to risks and uncertainties that can vary by country, such as political instability, economic conditions, foreign currency exchange rate fluctuations, changes in tax laws, regulatory and reimbursement programs and policies, and the protection of intellectual property rights.  In addition, our collections of international receivables are subject to economic pressures and the actions of some governmental authorities who have initiated various austerity measures to control healthcare and other governmental spending.

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

We have in the past, and expect in the future, to grow our business through mergers, acquisitions and other similar business arrangements.  We may not be able to identify suitable acquisition candidates or business relationships, negotiate acceptable terms for such acquisitions or relationships or receive necessary financing on acceptable terms. Additionally, we may become responsible for liabilities associated with businesses that we acquire to the extent they are not covered by indemnification from the sellers or by insurance. Even if we are able to consummate acquisitions, such acquisitions could be dilutive to earnings, and we could overpay for such acquisitions.  Additionally, we may not be fully successful in our integration efforts or fully realize expected benefits from the integration.  Our integration efforts may divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process, including intangible asset impairments which could result in significant charges in our Statements of Consolidated Income.  Moreover, the margins for these companies may differ from our historical gross and operating margins resulting in a material adverse effect on our results of operations.

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

Approximately 4 percent of our employees as part of our logistics and manufacturing operations in the U.S. work under collective bargaining agreements. We are also subject to various collective bargaining arrangements or national agreements outside the U.S. covering approximately 20 percent of our employees. In January 2013, we entered into a new collective bargaining agreement at our primary U.S. manufacturing facility. Although we have not recently experienced any significant work stoppages as a result of labor disagreements, we cannot ensure that such a stoppage will not occur in the future. Inability to negotiate satisfactory new agreements or a labor disturbance at one of our principal facilities could have a material adverse effect on our operations.

We may be adversely affected by new regulations relating to conflict minerals.

In August 2012, the SEC adopted new disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Beginning in May 2014, companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and/or adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Item 1B. UNRESOLVED STAFF COMMENTS

We have not received any comments from the staff of the SEC regarding our periodic or current reports that remain unresolved.

Item 2. PROPERTIES

The principal properties used in our operations are listed below, and, except for our leased facilities in Acton, Massachusetts; Caledonia, Michigan; Cary, North Carolina; Chicago, Illinois; St. Paul, Minnesota; Singapore; and Redditch, UK, are owned by us subject to no material encumbrances. All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

Location	Description and Primary Use

Acton, MA	Light manufacturing, development and distribution of health care equipment Office administration

Batesville, IN	Manufacturing, development and distribution of health care equipment Office administration

Caledonia, MI	Manufacturing, development and distribution of surgical products Office administration

Cary, NC	Development of health care equipment Office administration

Charleston, SC	Distribution of medical devices Office administration

Chicago, IL	Office administration

St. Paul, MN	Office administration

Montpellier, France	Manufacturing and development of medical devices

Pluvigner, France	Manufacturing, development and distribution of health care equipment Office administration

Hainichen, Germany	Manufacturing and distribution of health care equipment

Witten, Germany	Manufacturing, development and distribution of health care equipment Office administration

Monterrey, Mexico	Manufacturing of health care equipment

Las Piedras, Puerto Rico	Manufacturing of surgical products

Singapore	Manufacturing and development of health care equipment Office administration

Lulea, Sweden	Manufacturing, development and distribution of health care equipment Office administration

Redditch, UK	Manufacturing and distribution of surgical products Office administration

In addition to the foregoing, we lease or own a number of other facilities, warehouse distribution centers, service centers and sales offices throughout the U.S., Canada, Western Europe, Mexico, Australia, Middle East, the Far East, and Latin America.

Item 3. LEGAL PROCEEDINGS

See Note 13 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “HRC”. The closing price of our common stock on the New York Stock Exchange on November 13, 2013 was $41.32 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for each of the last two fiscal years.

	Years Ended September 30
	2013			2012
Quarter Ended:	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
December 31	$30.56	$26.40	$0.1250	$35.11	$28.63	$0.1125
March 31	$35.22	$29.60	$0.1250	$36.13	$29.44	$0.1250
June 30	$37.15	$32.90	$0.1375	$34.17	$28.08	$0.1250
September 30	$37.62	$33.23	$0.1375	$32.69	$24.69	$0.1250

Holders

As of November 13, 2013, there were approximately 19,500 shareholders of record.

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

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number of	Approximate
			of Shares	Shares That	Dollar Value
	Total		Purchased as	May Yet Be	of Shares That
	Number	Average	Part of Publicly	Purchased	May Yet Be
	of Shares	Price Paid	Announced Plans or	Under the Plans	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	or Programs (2)	the Programs (2)

July 1, 2013 - July 31, 2013	700,383	$34.29	700,000	1,205,000
August 1, 2013 - August 31, 2013	-	-	-	1,205,000
September 1, 2013 - September 30, 2013	1,797	35.68	-		$190,000,000
Total	702,180	$34.29	700,000		$190,000,000

(1)
Shares purchased during the quarter ended September 30, 2013 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  Prior to the September 2013 approval, which changed the authorization to a dollar value as opposed to share count, we had 1.2 million shares remaining available for purchase.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock Performance Graph

The following graph compares the return on our common stock with that of Standard & Poor’s 500 Stock Index (“S&P 500 Index”), and our Peer Group* for the five years ended September 30, 2013. The graph assumes that the value of the investment in our common stock, the S&P 500 Index, and our peer group was $100 on October 1, 2008 and that all dividends were reinvested.

	2008	2009	2010	2011	2012	2013
HRC	$100	$74	$125	$105	$104	$130
S & P 500	$100	$91	$ 98	$ 97	$124	$145
Peer Group	$100	$95	$110	$110	$140	$152

*
For purposes of the Stock Performance Graph above, our Peer Group is comprised of: Alere Inc.; C.R. Bard, Inc.; CareFusion Corp.; Chemed Corp.; Conmed Corporation; Dentsply International Inc.; Edwards Lifesciences Corporation; Hologic, Inc.; Hospira, Inc.; IDEXX Laboratories, Inc.; Integra Lifesciences Holdings Corporation; Intuitive Surgical, Inc.; Invacare Corporation; Mednax, Inc.; PerkinElmer, Inc.; ResMed Inc.; Sirona Dental Systems Labs, Inc.; Steris Corporation; Teleflex, Inc.; The Cooper Companies, Inc.; Varian Medical Systems, Inc; West Pharmaceutical Services, Inc.; and Zimmer Holdings, Inc.

Certain other information required by this item will be contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on March 7, 2014, and such information is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for each of the last five fiscal years ended September 30.  Refer to Note 2 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for disclosure of business combinations for each of the last three fiscal years.  Also see Note 12 of Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K for selected unaudited quarterly financial information for each of the last two fiscal years.

(In millions except per share data)	2013	2012	2011	2010	2009

Net revenue	$1,716.2	$1,634.3	$1,591.7	$1,469.6	$1,386.9
Net income (loss)	$105.0	$120.8	$133.5	$126.0	$(405.0)
Net income (loss) attributable to common shareholders	$105.0	$120.8	$133.3	$125.3	$(405.0)
Net income (loss) attributable to common shareholders per share - Diluted	$1.74	$1.94	$2.09	$1.97	$(6.47)
Total assets	$1,586.8	$1,627.6	$1,299.1	$1,245.6	$1,232.6
Long-term obligations	$225.8	$237.5	$50.8	$98.5	$99.7
Cash flows from operating activities	$263.2	$261.7	$222.5	$139.8	$225.7
Capital expenditures	$65.3	$77.8	$68.9	$64.7	$63.9
Cash dividends per share	$0.5250	$0.4875	$0.4300	$0.4100	$0.4100

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient care systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

Key Factors Impacting Our Business

Industry-wide Demand and Cost Pressures.  We believe that over the long term, overall patient and provider demand for health care products and services will continue to grow as a result of a number of factors, including an aging population, longer life expectancies, and an increasing number of sicker patients across all care settings, including hospitals, extended care facilities and in the home. In contrast, however, health care providers across the care continuum are under continued pressure to improve efficiency and control costs, possibly reducing demand for our products and services. These pressures may occur for a number of reasons, including declining commercial third-party payor reimbursement rates, government regulation, and hospital consolidation.  In addition, an increasing number of our customers are purchasing through GPO agreements or other large contracts, where they may be able to purchase at lower prices than they would be able to individually.  Moreover, general economic pressures have caused some governmental authorities to initiate various austerity measures to control healthcare spending, reducing direct spending in addition to governmental reimbursement rates.  These factors may decrease demand for our products, decrease payments to us, or both; however, we may be able to offset some or all of this decreased demand through effective research and development leading to new product introductions.  Although we believe that industry demand will increase over time, a lack of demand growth could impact our ability to grow revenue.

Growing Desire Among Developed and Developing Countries to Invest in Health Care.  While industry growth rates in more mature geographic regions such as western and northern Europe and Japan have moderated, in many other geographic markets, where the relative spending on health care is increasing, we are experiencing increasing demand for medical technologies. New hospital construction and hospital refurbishments have continued in regions such as Latin America, the Middle East and many parts of Asia.  These trends could increase overall demand for our products and services.

Mergers and Acquisitions. We have made several recent acquisitions, most notably the acquisitions of Aspen Surgical and Völker.  In addition, our stated capital allocation strategy anticipates that we may make additional acquisitions in the future.  Our past and future acquisitions (to the extent that we make them) may materially impact our results of operations, by increasing our revenue and revenue growth rates, increasing our ongoing operational selling and administrative expenses, adding incremental acquisition and integration related costs, and creating additional non-cash charges associated with the amortization of tangible and intangible assets resulting from purchase accounting.  Moreover, to the extent that we acquire businesses that have financial drivers different than our current businesses, our future results of operations will be subject to additional or different factors impacting our financial performance.

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

Increasing Operational Efficiency.  We have and will continue to undertake initiatives to improve our operating efficiency, including business realignments, employee reductions in force, product rationalizations, lower sourcing costs and continuous improvement activities in our manufacturing facilities and back office functions. We believe our operating expenses and margins will be positively impacted by these actions, but it is possible these activities may not produce the full efficiency and cost reduction benefits we expect, in a timely fashion, or at all. Further, we may utilize savings produced to reinvest in (or fund) other business priorities.

Patient and Caregiver Safety and Quality.  An increasing emphasis is being placed within hospitals to assure quality of care through increased accountability and public disclosure. At the same time, caregiver shortages, worker related injuries, the aging workforce and other staffing requirements have led to increasing emphasis on caregiver injury prevention.  Several pieces of legislation have been enacted over the past few years to address these areas including the "pay for performance" initiative by the Centers for Medicare and Medicaid Services ("CMS") which aims to better align reimbursement with improved patient outcomes and the reduction of adverse events including bedsores (or pressure ulcers), ventilator associated pneumonia, patient falls, deep vein thrombosis and patient entrapment. Hospitals may experience reduced reimbursement for hospital acquired adverse events, making a stronger connection with these adverse events and revenue levels. A number of the top adverse events and preventable medical errors in U.S. hospitals, including those listed above can be mitigated in part by our technologies, processes and services. We believe we are well positioned to benefit from the emphasis being placed on patient safety due to our products and technologies that are designed to assist providers in materially improving outcomes associated with patients confined to beds across all care settings, and we believe that an effective program of new product innovation focusing on these trends will ultimately benefit our revenue growth.

Related to caregiver safety, certain countries in Europe have established legislation that has mandated that patient lifts be available in hospitals.  In the U.S., several states have enacted or introduced legislation and, most recently, The Nurse and Health Care Worker Protection Act of 2013 was introduced in Congress aimed at eliminating manual patient lifts and transfers.  We believe that our products and services seek to address these concerns through novel application of technology, clinical and ergonomic science, and customer feedback.  Overall increasing emphasis on patient and caregiver safety and quality could increase demand for our products and services.

Use of Non-GAAP Financial Measures

The accompanying consolidated financial statements, including the related notes, set forth in Part II, Item 8 of this Form 10-K are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We provide adjusted income before income taxes, income tax expense and diluted earnings per share results because we use these measures internally for planning, forecasting and evaluating the performance of the business.

In addition, we analyze net revenue on a constant currency basis to better measure the comparability of results between periods.  We believe that evaluating growth in net revenue on a constant currency basis provides an additional and meaningful assessment to both management and investors.

We believe use of these non-GAAP measures contribute to an understanding of our financial performance and provide an additional analytical tool to understand our results from core operations and to reveal underlying trends.  These measures should not, however, be considered in isolation, as a substitute for, or as superior to measures of financial performance prepared in accordance with GAAP.

RESULTS OF OPERATIONS

The following table presents comparative operating results for the years discussed within Management’s Discussion and Analysis:

	Years Ended September 30
		% of Related		% of Related		% of Related
(Dollars in millions except per share data)	2013	Revenue	2012	Revenue	2011	Revenue
Net Revenue
Capital sales	$1,308.3	76.2%	$1,198.2	73.3%	$1,119.0	70.3%
Rental revenue	407.9	23.8%	436.1	26.7%	472.7	29.7%
Total Revenue	1,716.2	100.0%	1,634.3	100.0%	1,591.7	100.0%
Gross Profit
Capital sales	560.5	42.8%	507.8	42.4%	512.2	45.8%
Rental revenue	219.8	53.9%	246.9	56.6%	269.1	56.9%
Total Gross Profit	780.3	45.5%	754.7	46.2%	781.3	49.1%
Research and development expenses	70.2	4.1%	66.9	4.1%	63.8	4.0%
Selling and administrative expenses	549.5	32.0%	496.4	30.4%	502.0	31.5%
Litigation (credit) charge	-	-	(3.6)	-0.2%	47.3	3.0%
Impairment of goodwill and other intangibles	-	-	8.0	0.5%	-	-
Special charges	5.7	0.3%	18.2	1.1%	1.4	0.1%
Operating Profit	154.9	9.0%	168.8	10.3%	166.8	10.5%
Other income (expense), net	(10.9)	-0.6%	(5.3)	-0.3%	(7.1)	-0.4%
Income Before Income Taxes	144.0	8.4%	163.5	10.0%	159.7	10.0%
Income tax expense	39.0	2.3%	42.7	2.6%	26.2	1.6%
Net Income	105.0	6.1%	120.8	7.4%	133.5	8.4%
Less: Net income attributable to noncontrolling interest	-	-	-	-	0.2	0.0%
Net Income Attributable to Common Shareholders	$105.0	6.1%	$120.8	7.4%	$133.3	8.4%

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.74		$1.94		$2.09

Note: Certain percentage amounts may not add due to rounding.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenue

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2013	2012	As Reported	Currency
Revenue:
Capital sales	$1,308.3	$1,198.2	9.2	9.0
Rental revenue	407.9	436.1	(6.5)	(6.5)
Total Revenue	$1,716.2	$1,634.3	5.0	4.9

Capital sales increased, primarily as a result of incremental sales due to our prior year acquisitions of Völker and Aspen Surgical.  Excluding the impact from acquisitions, capital sales were flat in our surgical and respiratory businesses and decreased slightly in our International segment.  North America capital sales declined on lower volumes and hospital spending pressure.

Rental revenue was flat in our International segment and declined in our North America and Surgical and Respiratory segments on lower volumes and unfavorable pricing in select areas.  In our North America segment, revenue was down in all lines of business, with the largest percentage decline coming in our home care business where certain restructuring actions were taken in the prior year.  Rental revenue in Surgical and Respiratory Care decreased on lower volumes and pricing pressures in our respiratory care business.

Gross Profit
	Years Ended September 30
			Percentage
(Dollars in millions)	2013	2012	Change
Gross Profit
Capital sales	$560.5	$507.8	10.4
Percent of Related Revenue	42.8%	42.4%

Rental revenue	$219.8	$246.9	(11.0)
Percent of Related Revenue	53.9%	56.6%

Total Gross Profit	$780.3	$754.7	3.4
Percent of Related Revenue	45.5%	46.2%

Capital gross profit increased 10.4 percent on higher revenue, and gross margin (as a percentage of revenue) increased 40 basis points.  The increase was due to a number of factors, most notably favorable field corrective action costs and product mix, which was partially offset by unfavorable acquisition costs associated with the step-up of acquired inventories and generally lower margins associated with Aspen Surgical and Völker products.

Rental gross profit decreased 11.0 percent and gross margin declined 270 basis points, due to lower revenue and the resulting reduced leverage of our fleet and field service infrastructure as revenue declined quicker than our costs.  The prior year gross margin also reflects a gain of $6.5 million related to a completed vendor product recall matter compared to no gains in fiscal 2013.

Other

	Years Ended September 30
			Percentage
(Dollars in millions)	2013	2012	Change

Research and development expenses	$70.2	$66.9	4.9
Percent of Total Revenue	4.1%	4.1%

Selling and administrative expenses	$549.5	$496.4	10.7
Percent of Total Revenue	32.0%	30.4%

Litigation (credit) charge	$-	$(3.6)	(100.0)
Impairment of goodwill and other intangibles	$-	$8.0	(100.0)
Special charges	$5.7	$18.2	(68.7)

Interest expense	$(9.5)	$(6.5)	46.2
Investment income and other, net	$(1.4)	$1.2	(216.7)

Research and development expenses increased 4.9 percent as we continue to increase our organic investments in new products, including the Progressa™ bed, a new intensive care bed platform launched in fiscal 2013.  Selling and administrative expenses increased by 160 basis points as a percentage of revenue and include approximately $27 million of acquisition-related intangible amortization expense, compared to approximately $17 million in fiscal 2012.  We also incurred new costs of $12.3 million in fiscal 2013 for FDA remediation and the medical device tax.  Selling and administrative expenses also increased due to incremental costs driven by the fiscal 2012 acquisitions, along with higher variable compensation costs.  These higher expenses were partially offset by savings from restructuring actions and lower litigation costs.

During fiscal 2013, we did not recognize any significant litigation or impairment charges.  However, during the fourth quarter of 2012, we reached a favorable litigation settlement of $3.6 million, net of legal fees, related to a patent litigation suit.  During fiscal 2012, we also recorded a non-cash impairment charge of $8.0 million related to a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which are contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  During the third and fourth quarters of fiscal 2013, we continued actions under the previously announced plan and incurred charges of $0.8 million and $2.0 million, respectively. These actions were substantially complete by the end of fiscal year 2013, but certain cash expenditures will occur in fiscal 2014.

During the fourth quarter of fiscal 2012, we recorded a non-cash impairment charge of $4.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of strategic decisions made relative to the exiting of underperforming portions of our home care business.  Also associated with this action was the elimination of approximately 100 positions and the related charge of $1.0 million, primarily related to severance and other benefits to be provided to the affected employees.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2013.

During the second quarter of fiscal 2012, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company resulting in a special charge of $9.3 million, net of reversals, primarily related to severance and other benefits provided to the affected employees, $0.6 million of which was determined to be excessive and was reversed in the second quarter of fiscal 2013.  We also recorded an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  These actions and the related cash expenditures were complete by the end of fiscal year 2013.

Interest expense was higher for fiscal 2013 due to incremental borrowings made in the fourth quarter of fiscal 2012 in conjunction with the Aspen Surgical acquisition.

GAAP and Adjusted Earnings

	Years Ended September 30
	2013			2012
(Dollars in millions, except for per share amounts)	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS (1)

GAAP Earnings	$144.0	$39.0	$1.74	$163.5	$42.7	$1.94
Adjustments:
Acquisition and integration costs	8.8	2.9	0.10	11.7	2.9	0.14
Field corrective actions	12.2	4.0	0.14	16.0	5.9	0.16
FDA remediation expenses	6.1	2.3	0.06	-	-	-
Litigation (credit) charge	0.5	0.5	-	(3.6)	(1.3)	(0.04)
Special charges	5.7	1.8	0.06	18.2	6.8	0.18
Impairment of other intangibles	-	-	-	8.0	2.1	0.09
Vendor product recall	-	-	-	(6.5)	(2.5)	(0.06)
International tax reorganization and recognition of			-
unrecognized tax attributes	-	0.8	(0.01)	-	11.0	(0.18)

Adjusted Earnings	$177.3	$51.3	$2.09	$207.3	$67.6	$2.24

(1) Does not add due to rounding.

The tax rate for fiscal 2013 was 27.1 percent compared to 26.1 percent in the prior year.  The effective rates for both fiscal 2013 and 2012 were favorably impacted by the recognition of discrete period tax benefits.  The effective rate for 2013 was favorably impacted by $5.4 million of period tax benefits consisting primarily of the one-time “catch-up” for the reinstatement of the research and development tax credit, the release of various tax reserves upon statute expiration and the favorable impact of tax law changes in select countries.  The 2013 tax rate also benefited from higher earnings in low tax rate jurisdictions.  The effective tax rate for 2012 was favorably impacted by $12.0 million of discrete period tax benefits, most notably the $11.0 million of tax benefits related to the international tax reorganization which occurred in the fourth quarter.

The adjusted effective tax rates were 28.9 and 32.6 percent for fiscal years 2013 and 2012.  The lower rate in 2013 is due primarily to the discrete period tax benefits referenced above, along with the benefit of higher earnings in low tax rate jurisdictions and reinstatement of the research and development tax credit.  For fiscal 2013, the reinstatement of the credit in the second quarter allowed for a full year’s benefit in 2013 as well as required a retroactive “catch up” of previously unrecognized credits.  For fiscal 2012, the credit had expired at the end of our first quarter.

Net income was $105.0 million compared to $120.8 million in the prior year period, a decrease of 13.1 percent.  On an adjusted basis, net income decreased $13.7 million, or 9.8 percent.  Diluted earnings per share decreased from $1.94 in the prior year to $1.74 in the current year on a reported basis and on an adjusted basis decreased $0.15 to $2.09 per diluted share.

Business Segment Results of Operations

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2013	2012	As Reported	Currency
Revenue:
North America	$958.3	$998.2	(4.0)	(3.9)
Surgical and Respiratory Care	245.8	153.2	60.4	60.6
International	512.1	482.9	6.0	5.5
Total revenue	$1,716.2	$1,634.3	5.0	4.9

Divisional income:
North America	$194.6	$208.4	(6.6)
Surgical and Respiratory Care	46.1	41.7	10.6
International	23.1	24.2	(4.5)

North America

North America capital sales were down 2.6 percent related primarily to volume declines in our U.S. patient support systems sales, which were down 5 percent in a difficult North American healthcare environment experiencing continued pressure on capital spending.  This decline was partially offset by stronger sales from our healthcare information technology and patient lifting products.  Rental revenue declined 7.0 percent, with declines in all business lines.  Pricing pressures and volume declines in these product groupings are attributable to continued initiatives by hospitals to control operating costs and competitive pressures.  The largest percentage decline in rental revenue came from our home care business where certain restructuring actions were taken in the prior year to exit certain product lines.

North America divisional income decreased due primarily to the lower revenue and the resulting lower gross profit.  Capital margins were flat, while rental margins decreased due to reduced leverage of our fleet and field service infrastructure on lower revenue.  Operating expenses were favorable primarily due to cost reduction initiatives resulting in lower personnel costs, despite higher incentive compensation, partially offset by approximately $5 million of the medical device tax which went into effect in fiscal 2013.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 114.5 percent due primarily to sales included from our fourth quarter fiscal 2012 acquisition of Aspen Surgical.  Excluding Aspen Surgical, capital revenue increased 9.4 percent on improved volume.  Rental revenue decreased 8.8 percent as a result of lower rental volumes in our respiratory care product line as well as continued pricing pressures.

Divisional income for the segment increased as higher gross profits associated with the higher revenue more than offset the incremental operating expenses, including intangible amortization associated with the Aspen acquisition.  While gross profit increased, capital margins declined on the generally lower Aspen Surgical product margins, while rental margins were down on lower revenue and the fixed cost nature of certain rental costs.

International

International capital sales increased 6.8 percent, due to the incremental sales coming from our second quarter fiscal 2012 acquisition of Völker and strong sales in Europe and Asia.  This favorability was partially offset by lower Middle East, Eastern Europe, and Australian revenue coming off strong performances in the prior year.  Rental revenue was essentially flat.

International divisional income declined slightly, despite the stronger revenues, as higher gross profit was more than offset by higher operating expenses.  Gross profit increased on higher revenue and slightly higher gross margins.  Operating expenses increased due to strategic investments in expanding the Latin America, Eastern Europe, and Middle East sales teams and due to the incremental operating expenses associated with the Völker acquisition, including intangible amortization expense, along with a somewhat higher allocation of corporate overhead costs corresponding to the increased size of the business.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.

Net Revenue

	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2012	2011	As Reported	Currency
Revenue:
Capital sales	$1,198.2	$1,119.0	7.1	8.9
Rental revenue	436.1	472.7	(7.7)	(7.0)
Total Revenue	$1,634.3	$1,591.7	2.7	4.2

Capital sales increased, primarily as a result of incremental sales due to our Völker and Aspen Surgical acquisitions.  Sales in our International segment also increased due to strong growth in the Middle East and Eastern European regions, partially offset by lower Western European revenue.  North America capital sales declined for the year, where patient support system sales decreased 9.7 percent on lower volumes and hospital spending pressure.

Rental revenue declined in all segments on lower volumes and unfavorable pricing in select areas.  In our North America segment, revenue was down in all lines of business, with the largest percentage decline coming in our home care business where certain restructuring actions were taken in 2012.  Rental revenue in Surgical and Respiratory Care decreased on lower volumes and pricing pressures in our respiratory care business.  International rental revenue was also down, primarily on unfavorable currency effects.

Gross Profit

	Years Ended September 30
			Percentage
(Dollars in millions)	2012	2011	Change
Gross Profit
Capital sales	$507.8	$512.2	(0.9)
Percent of Related Revenue	42.4%	45.8%

Rental revenue	$246.9	$269.1	(8.2)
Percent of Related Revenue	56.6%	56.9%

Total Gross Profit	$754.7	$781.3	(3.4)
Percent of Related Revenue	46.2%	49.1%

Capital gross profit was down only slightly on higher revenue, while gross margin (as a percentage of revenue) decreased 340 basis points.  The decline was due to a number of factors, most notably an unfavorable field corrective action of $16.0 million, unfavorable geographic and product mix, higher commodity and fuel pricing, unfavorable acquisition costs associated with the step-up of acquired inventories and generally lower margins associated with Völker products.

Rental gross profit decreased 8.2 percent and gross margin declined 30 basis points, due to lower revenue and the resulting reduced leverage of our fleet and field service infrastructure as revenue declined quicker than our costs.  Partially offsetting this decline was the recognized gain of $6.5 million related to a completed vendor product recall matter, which exceeded the gain of $2.3 million for the same product recall in the prior year.

Other
	Years Ended September 30
			Percentage
(Dollars in millions)	2012	2011	Change

Research and development expenses	$66.9	$63.8	4.9
Percent of Total Revenue	4.1%	4.0%

Selling and administrative expenses	$496.4	$502.0	(1.1)
Percent of Total Revenue	30.4%	31.5%

Litigation (credit) charge	$(3.6)	$47.3	n/a
Impairment of goodwill and other intangibles	$8.0	$-	n/a
Special charges	$18.2	$1.4	n/a

Interest expense	$(6.5)	$(8.5)	(23.5)
Investment income and other, net	$1.2	$1.4	(14.3)

Research and development expenses increased 4.9 percent as we increased our organic investments in new products.  Selling and administrative expenses declined as a percentage of revenue by 110 basis points as the incremental expenses added with recent acquisitions and the associated acquisition and integration costs were more than offset by lower personnel costs, including lower incentive compensation costs, and lower legal costs.

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

During the second quarter of fiscal 2012, we recorded a non-cash impairment charge of $8.0 million related to a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  Also at that time, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company resulting in a special charge of $9.3 million, net of reversals, primarily related to severance and other benefits provided to the affected employees.  We also recorded an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2012, but some payments occurred in fiscal 2013.

During the fourth quarter of fiscal 2012, we recorded a non-cash impairment charge of $4.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of strategic decisions made relative to the exiting of underperforming portions of our home care business.  Also associated with this action was the elimination of approximately 100 positions and the related charge of $1.0 million, primarily related to severance and other benefits to be provided to the affected employees.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2013.

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

(1) Does not add due to rounding.
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

The adjusted effective tax rates were 32.6 and 29.8 percent for fiscal years 2012 and 2011.  The lower rate in 2011 was due primarily to the benefit of higher earnings in lower tax rate jurisdictions as well as the benefit and reinstatement of the research and development tax credit.  For fiscal 2011, we entered the year with no allowable credit, but its reinstatement in the first quarter allowed for a full year’s benefit in 2011 as well as required a retroactive “catch up” of previously unrecognized credits.  For fiscal 2012, the credit expired at the end of our first quarter.

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

Business Segment Results of Operations
	Years Ended September 30		Percentage Change
				Constant
(Dollars in millions)	2012	2011	As Reported	Currency
Revenue:
North America	$998.2	$1,057.2	(5.6)	(5.5)
Surgical and Respiratory Care	153.2	132.9	15.3	15.3
International	482.9	401.6	20.2	25.8
Total revenue	$1,634.3	$1,591.7	2.7	4.2

Divisional income:
North America	$208.4	$228.3	(8.7)
Surgical and Respiratory Care	41.7	40.0	4.3
International	24.2	27.9	(13.3)

North America

North America capital sales were down 4.5 percent related primarily to volume declines in our patient support systems sales, which were down 9.7 percent in a difficult North American healthcare environment with continued pressure on capital spending.  This decline was partially offset by stronger sales from our healthcare information technology business.  Rental revenue declined 7.9 percent, with declines in all care settings and in our two product groupings of therapy and movable medical equipment.  Volume declines in these product groupings are attributable to the lower indications of flu, continued initiatives by hospitals to control operating costs and competitive pressures.  The largest percentage decline in rental revenue came from our home care business where certain restructuring actions were taken in the current year.

North America divisional income decreased due primarily to the lower operating income generated as a result of the lower revenue.  Gross profit declined, with capital margins flat, while rental margins decreased due to reduced leverage of our fleet and field service infrastructure on lower revenue.  This decline was only partially offset by operating expense favorability on lower personnel costs, including variable and incentive compensation.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 42.6 percent due primarily to sales included from our fourth quarter acquisition of Aspen Surgical.  Excluding Aspen Surgical, capital revenue increased 4.5 percent.  Rental revenue decreased 7.4 percent as a result of lower rental volumes in our respiratory care product line as well as continued pricing pressures.

Divisional income for the segment increased due to an increase in gross profit related to the incremental revenue associated with the Aspen acquisition, partially offset by rental gross profit and gross margin declines as revenue decreased quicker than our costs.  Higher operating costs associated with the Aspen acquisition partially offset the higher gross profit.

International

International capital sales increased 24.7 percent, and 30.2 percent on a constant currency basis, due to sales included from our second quarter fiscal 2012 acquisition of Völker, as well as strong sales in the Middle East and Eastern European regions coming from large tender wins.  This favorability was partially offset by lower Western European revenue coming from a difficult business environment.  Rental revenue declined by 7.2 percent on a reported basis and 1.4 percent on a constant currency basis.  The rental decrease not related to currency effects was primarily the result of increasing price pressures.

International divisional income declined despite the stronger revenue.  Gross profit increased on higher revenue while gross margins declined related to generally lower margins associated with Völker products, lower margins on certain tender wins, unfavorable product mix and slightly higher commodity pricing, along with higher fuel pricing.  Operating expenses also increased related primarily to costs introduced by our recent acquisitions, including Völker in the second quarter of fiscal 2012 and the Liko Distributors in the fourth quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES
	Years Ended September 30
(Dollars in millions)	2013	2012	2011
Cash Flows Provided By (Used In):
Operating activities	$263.2	$261.7	$222.5
Investing activities	(58.6)	(539.5)	(78.0)
Financing activities	(161.5)	135.6	(101.9)
Effect of exchange rate changes on cash	-	1.9	(2.5)
Increase (Decrease) in Cash and Cash Equivalents	$43.1	$(140.3)	$40.1

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. Our financing agreements contain no restrictive provisions or conditions relating to dividend payments, working capital or additional unsecured indebtedness (except to the extent that a dividend payment or incurrence of additional unsecured indebtedness would result in a default under our financing agreements), but there are limitations with respect to secured indebtedness. Our debt agreements also contain no credit rating triggers. Credit rating changes can, however, impact the cost of borrowings under our credit facility described below and any potential future borrowings.

Operating Activities

Our cash flows from operations during fiscal 2013 were driven by net income and improved working capital, including strong collections on receivables, adjusted by non-cash expenses related to depreciation and amortization, stock compensation, and deferred taxes.

Fiscal 2013 operating cash flows were higher compared to fiscal 2012 primarily due to higher net add-backs of non-cash expenses, partially offset by lower net income. Additionally, continued strong working capital management contributed to our operating cash flows, but were offset by higher fiscal 2013 income tax payments.

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

Fiscal 2012 operating cash flows were higher compared to fiscal 2011 primarily due to improved working capital, including a decrease in organic year-end receivables, and stable organic accounts payable compared to a large decrease in the prior year, partially offset by lower net income.

Our cash flows from operations during fiscal 2011 were driven by net income, adjusted by non-cash expenses related to depreciation and amortization, stock compensation and deferred taxes.  These net sources of cash were partially offset by payment of $47.3 million in litigation settlements and the payout of our performance-based compensation and restructuring accruals related to our 2010 fiscal year.  Cash flows from changes in working capital were relatively flat during fiscal 2011 with improvements in inventories and other assets/liabilities offset by higher receivables on increased fourth quarter sales and lower accounts payable.

Investing Activities

Our use of investing cash flows during fiscal 2013 was driven by capital expenditures.  The decrease in 2013 net cash used in investing activities compared to fiscal 2012 was primarily due to the significant acquisition activity in the prior year.

Our use of investing cash flows during fiscal 2012 was driven primarily by our acquisitions of Aspen Surgical ($399.8 million) and Völker ($77.0 million), as well as capital expenditures.

The significant acquisition activity in 2012 drove the increased use of cash compared to 2011, along with and to a lesser extent, capital expenditures, which increased year-over-year.

Cash flows during fiscal 2011 were driven primarily by capital expenditures and to a lesser extent our acquisition of two Liko distributors.

Financing Activities

Cash used in financing activities in fiscal 2013 primarily related to $92.7 million of shares repurchased in the open market, $45.1 million of revolving and long-term debt payments, and dividend payments to our shareholders of $31.2 million.  These uses of cash were partially offset by cash proceeds from stock option exercises and other stock issuances under our employee stock purchase plan.

Our cash used in financing activities in fiscal 2013 compared to our cash provided by financing activities in fiscal 2012 was primarily driven by borrowings and lower cash outflows for share repurchases in fiscal 2012.

Cash provided by financing activities in fiscal 2012 primarily related to $260.0 million of additional borrowings, partially offset by debt payments of $50.0 million, shares repurchased in the open market of $42.4 million and dividend payments to our shareholders of $30.1 million.

Our cash provided by financing activities in fiscal 2012 compared to our use of cash in financing activities in fiscal 2011 was primarily driven by our cash borrowings in fiscal 2012 and higher share repurchases in fiscal 2011.

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

The share repurchase balances referenced above refer to purchases in the open market and exclude repurchases of shares associated with employee payroll tax withholdings for restricted and deferred stock distributions.

Our debt-to-capital ratio was 26.3, 30.3, and 16.9 percent at September 30, 2013, 2012 and 2011.  The change in 2013 was primarily due to current year debt repayments and higher equity.  The change from fiscal 2011 to fiscal 2012 was primarily due to our debt more than doubling to fund the 2012 acquisitions.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of September 30, 2013, we held investment securities with a fair value of $7.3 million, which consisted of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based on our assessment of liquidity in the auction rate market, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At September 30, 2013, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

During the fourth quarter of fiscal 2012, we entered into a credit facility.  The credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  It is to be used for general corporate purposes, including financing permitted acquisitions.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The credit facility replaced in its entirety our previous $500.0 million credit agreement entered in 2008.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2013 were under 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.

As of September 30, 2013, we had outstanding borrowings of $70.0 million and undrawn letters of credit of $5.3 million under the facility, leaving $424.7 million of available borrowing capacity.  The outstanding balance on the term loan was $187.4 million at September 30, 2013, of which $11.2 million is recognized as the current portion of the balance due.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and do not currently, nor have they historically, been of a material size to the overall business.

We have $49.4 million of senior notes outstanding at various fixed interest rates as of September 30, 2013, classified as long-term in the Consolidated Balance Sheet.

As of September 30, 2013, we had one interest rate swap agreement with a notional amount of $135.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of September 30, 2013 was less than $0.1 million.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2013, our latest measurement date, our pension plans were underfunded by approximately $43.5 million.  Based on our current funded status we currently do not anticipate any contributions to our primary pension plan in fiscal 2014.

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

During fiscal 2013, we repurchased 2.8 million shares of our common stock for $92.7 million in the open market.  As of September 30, 2013, we have $190.0 million available to purchase shares under our existing board authorization, which does not have an expiration date.  In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  Prior to the September 2013 approval, which changed the authorization to a dollar value as opposed to share count, we had 1.2 million shares remaining available for purchase.  Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

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

Credit Ratings

During fiscal 2013, Standard and Poor’s Rating Services and Moody’s Investor Service provided a credit rating of BBB and Baa3 with stable outlooks.

Other Uses of Cash

We expect capital spending in 2014 to be between $75 and $80 million. Capital spending will be monitored and controlled as the year progresses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations, Contingent Liabilities and Commitments

To give a clear picture of matters potentially impacting our liquidity position, the following table outlines our contractual obligations as of September 30, 2013:

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
(Dollars in millions)	Total	1 Year	Years	Years	Years
Contractual Obligations
Long-term debt obligations	$237.0	$11.2	$36.2	$140.0	$49.6
Interest payments relating to long-term debt (1)	53.2	6.1	11.4	8.1	27.6
Operating lease obligations	61.6	20.9	24.5	12.3	3.9
Pension and postretirement
health care benefit funding (2)	19.2	1.5	3.3	3.6	10.8
Purchase obligations (3)	91.6	73.0	18.3	0.3	-
Other long-term liabilities (4)	32.1	-	13.8	13.5	4.8
Total contractual cash obligations	$494.7	$112.7	$107.5	$177.8	$96.7

(1)	Interest payments on our long-term debt are projected based on the contractual rates of remaining debt securities.

(2)	Based on our funded status as of September 30, 2013, we currently do not anticipate any further contributions to our master pension plan in fiscal 2014.

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

We also had commercial commitments related to standby letters of credit at September 30, 2013 of $2.7 million.

In addition to the contractual obligations and commercial commitments disclosed above, we also have a variety of other agreements related to the procurement of materials and services and other commitments. While many of these agreements are long-term supply agreements, some of which are exclusive supply or complete requirements-based contracts, we are not committed under these agreements to accept or pay for requirements which are not needed to meet production needs.  Also, we have an additional $4.6 million of other liabilities as of September 30, 2013, which represent uncertain tax positions for which it is not possible to determine in which future period the tax liability might be settled.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses. If future experience differs materially from these estimates and assumptions, results of operations and financial condition could be affected. Our most critical accounting policies are described below.

Revenue Recognition

Net revenue reflects gross revenue less sales discounts and allowances and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

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

As a general interpretation of the above guidelines, revenue for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

For non-invasive therapy products and medical equipment management services, the majority of product offerings are rental products for which revenue is recognized consistent with the rendering of the service and use of products. For The Vest® product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenue until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer.

Revenue and Accounts Receivable Reserves

Revenue is presented in the Statements of Consolidated Income net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenue. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

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

Liabilities for Loss Contingencies Related to Lawsuits

We are involved on an ongoing basis in claims, investigations and lawsuits relating to our operations, including patent infringement, business practices, commercial transactions and other matters. The ultimate outcome of these actions cannot be predicted with certainty. An estimated loss from these contingencies is recognized when we believe it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to claims, investigations and lawsuits. The ultimate outcome of these actions could have a material adverse effect on our financial condition, results of operations and cash flow.

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower.  We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental.  Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

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

The goodwill impairment assessment requires evaluating qualitative factors or performing a quantitative assessment to determine if a reporting unit’s carrying value is likely to exceed its fair value.  The qualitative goodwill impairment assessment requires evaluating factors to determine that a reporting unit’s carrying value would not more likely than not exceed its fair value.  As part of our goodwill qualitative testing process for each reporting unit, we evaluate various factors that are specific to the reporting unit as well as industry and macroeconomic factors in order to determine whether it is reasonably likely to have a material impact on the fair value of our reporting units. Examples of the factors that were considered included the results of the most recent impairment test, current and long-range forecasted financial results, and changes in the strategic outlook or organizational structure of the reporting units.  The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets and are used by senior management and the Board of Directors to evaluate operating performance, were compared to the forecasts used in the prior year analysis to determine if management expectations for the business have changed.  Management changes in strategic outlook or organizational structure represent internally driven strategic or organizational changes that could have a material impact on our results of operations or product offerings.  Industry, market changes and macroeconomic indicators represent our view on changes outside of the Company that could have a material impact on our results of operations, product offerings or future cash flow forecasts.  In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed comparing carrying values to estimated fair values.  Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in this qualitative impairment test.  Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

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

The fair value of reporting units in the first step of a quantitative impairment process requires significant management judgment with respect to forecasted sales, gross margin and selling, general and administrative expenses, capital expenditures, the selection and use of an appropriate discount rate, the selection of comparable public companies and the determination of an appropriate control premium.  In addition, the use of third-party appraisals of significant tangible and intangible assets as part of the second step of the impairment test also requires management judgment related to certain inputs and assumptions.   There are inherent uncertainties related to each of the above listed assumptions and inputs, and our judgment in applying them.  The use of different assumptions, estimates or judgments in either step of the process could trigger the need for an impairment charge, or materially increase or decrease the amount of any such impairment charge.

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

Changes in retirement and postretirement benefit expense and the recognized obligations may occur in the future as a result of a number of factors, including changes to any of these assumptions. Our expected rate of return on pension plan assets was 7.0 percent for fiscal 2013 and 2012 and 7.5 percent for 2011. At September 30, 2013, we had pension plan assets of $254.4 million. A 25 basis point increase in the expected rate of return on pension plan assets reduces annual pension expense by approximately $0.6 million. Differences between actual and projected investment returns, especially in periods of significant market volatility, can also impact estimates of required pension contributions. The discount rate for our retirement obligation was 5.0 percent in 2013, 4.1 percent in 2012 and 4.6 percent in 2011. The discount rate for our postretirement obligation may vary up to 200 basis points from that of our retirement obligations. For each 50 basis point change in the discount rate, the impact to annual pension expense ranges from an increase of $1.8 million to decrease of $1.7 million, while the impact to our postretirement health care plan expense would be less than $0.1 million. Impacts from assumption changes could be positive or negative depending on the direction of the change in rates.

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

We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. We currently have $8.9 million of valuation allowances on deferred tax assets, on a tax-effected basis, relating primarily to certain foreign deferred tax attributes.

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

We also have on-going audits in various stages of completion with the IRS and several state and foreign jurisdictions, one or more of which may conclude within the next 12 months. Such settlements could involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of previously unrecognized tax benefits.  The resolution of these matters, in combination with the expiration of certain statutes of limitations in various jurisdictions, make it reasonably possible that our unrecognized tax benefits may decrease as a result of either payment or recognition by approximately $2 to $3 million in the next twelve months, excluding interest.

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

Inventory

We review the net realizable value of inventory on an ongoing basis, considering factors such as excess, obsolescence, and other items.  We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be sold at prices in excess of current carrying costs.  These estimates are based on historical experience and expected future trends.  If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write down inventory values and record an adjustment to cost of revenue.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At September 30, 2013, we had outstanding foreign exchange derivative contracts in notional amounts of $8.6 million with the fair value of these contracts approximating original contract value. The maximum length of time over which we hedge transaction exposure is 15 months. Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Income (Loss), are reclassified to earnings in the period when the forecasted transaction affects earnings.

The Company is exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of September 30, 2013, we had one interest rate swap agreement with a notional amount of $135.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of September 30, 2013 was less than $0.1 million.

We hold auction rate securities, for which the market continues to experience liquidity issues.  Due to the lack of liquidity, we have obtained guidance from our investment advisors as to the current fair value of our portfolio.  If current market conditions do not improve, or if they worsen, the result could be further temporary unrealized losses or impairments.  At September 30, 2013, we had $7.3 million remaining in auction rate securities.

Our pension plan assets, which were approximately $254.4 million at September 30, 2013, are also subject to volatility that can be caused by fluctuations in general economic conditions. Our pension plans were underfunded at September 30, 2013 by approximately $43.5 million, a decrease over the prior year based upon an increase in the discount rate which decreased the overall pension obligation and a net increase in plan assets. Continued market volatility and disruption could cause declines in asset values and low interest rates could continue to keep our pension obligation high.  Should such trends continue, we may need to make additional pension plan contributions and our pension expense in future years may increase. Investment strategies and policies are set by the plan’s fiduciaries. Long-term strategic investment objectives utilize a diversified mix of equity and fixed income securities to preserve the funded status of the trusts and balance risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and plan fiduciaries may occasionally approve allocations above or below a target range or elect to rebalance the portfolio within the targeted range.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 using criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, management concluded that we maintained effective internal control over financial reporting as of September 30, 2013.

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements, as stated in their report included herein.

/s/ John J. Greisch
John J. Greisch
President and Chief Executive Officer

/S/ Michael S. Macek
Michael S. Macek
Vice President, Treasurer, and Interim Chief Financial Officer

/s/ Richard G. Keller
Richard G. Keller
Vice President, Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Hill-Rom Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hill-Rom Holdings, Inc. and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Indianapolis, Indiana
November 20, 2013

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED INCOME
(In millions, except per share data)
	Years Ended September 30
	2013	2012	2011
Net Revenue
Capital sales	$1,308.3	$1,198.2	$1,119.0
Rental revenue	407.9	436.1	472.7
Total revenue	1,716.2	1,634.3	1,591.7

Cost of Revenue
Cost of goods sold	747.8	690.4	606.8
Rental expenses	188.1	189.2	203.6
Total cost of revenue	935.9	879.6	810.4

Gross Profit	780.3	754.7	781.3

Research and development expenses	70.2	66.9	63.8
Selling and administrative expenses	549.5	496.4	502.0
Litigation (credit) charge (Note 13)	-	(3.6)	47.3
Impairment of goodwill and other intangibles (Note 3)	-	8.0	-
Special charges (Note 8)	5.7	18.2	1.4

Operating Profit	154.9	168.8	166.8

Interest expense	(9.5)	(6.5)	(8.5)
Investment income and other, net	(1.4)	1.2	1.4

Income Before Income Taxes	144.0	163.5	159.7

Income tax expense (Note 9)	39.0	42.7	26.2

Net Income	105.0	120.8	133.5

Less: Net income attributable to noncontrolling interest	-	-	0.2

Net Income Attributable to Common Shareholders	$105.0	$120.8	$133.3

Net Income Attributable to Common Shareholders
per Common Share - Basic	$1.75	$1.94	$2.11

Net Income Attributable to Common Shareholders
per Common Share - Diluted	$1.74	$1.94	$2.09

Dividends per Common Share	$0.5250	$0.4875	$0.4300

Average Common Shares Outstanding - Basic (thousands) (Note 10)	59,910	62,120	63,164

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	60,250	62,361	63,899

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In millions)

	Years Ended September 30
	2013	2012	2011

Net Income Attributable to Common Shareholders	$105.0	$120.8	$133.3

Other Comprehensive Income (Loss):

Available-for-sale securities and currency hedges, net of tax of	0.1	0.5	(0.2)
$0.0, ($0.2) and $0.0, respectively

Foreign currency translation adjustment, net of tax of $0.0, $1.8	12.6	(1.5)	(3.8)
and $0.5, respectively

Items not yet recognized as a component of net periodic pension	29.6	2.0	(13.2)
and postretirement healthcare costs, net of tax of ($18.1), ($1.6)
and $8.9, respectively

Total Other Comprehensive Income (Loss)	42.3	1.0	(17.2)

Total Comprehensive Income	$147.3	$121.8	$116.1

See Notes to Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
	September 30
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$127.4	$84.3
Trade accounts receivable, less allowances of $30.1 in 2013 and $38.5 in 2012 (Note 1)	361.8	392.6
Inventories (Note 1)	118.3	126.9
Deferred income taxes (Notes 1 and 9)	48.2	48.6
Other current assets	32.3	29.4
Total current assets	688.0	681.8

Property, plant and equipment (Note 1)	821.7	834.9
Less accumulated depreciation	(587.4)	(584.8)
Property, plant and equipment, net	234.3	250.1

Investments and investment securities (Notes 1 and 5)	7.3	7.3
Intangible assets:
Goodwill (Notes 1, 2 and 3)	342.8	335.2
Software and other, net (Notes 1 and 2)	252.7	290.8
Deferred income taxes (Notes 1 and 9)	37.5	38.9
Other assets	24.2	23.5
Total Assets	$1,586.8	$1,627.6

LIABILITIES
Current Liabilities
Trade accounts payable	$80.8	$80.7
Short-term borrowings (Note 4)	81.2	115.2
Accrued compensation	92.4	73.4
Accrued product warranties (Note 1)	38.1	42.2
Other current liabilities	52.9	66.6
Total current liabilities	345.4	378.1

Long-term debt (Note 4)	225.8	237.5
Accrued pension and postretirement benefits (Note 6)	52.6	89.6
Deferred income taxes (Notes 1 and 9)	67.0	68.1
Other long-term liabilities	37.3	41.7
Total Liabilities	728.1	815.0

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY (Note 7)
Capital Stock:
Preferred stock - without par value:
Authorized - 1,000,000 shares; none issued or outstanding	-	-
Common stock - without par value:
Authorized - 199,000,000
Issued - 80,323,912 shares in 2013 and 2012	4.4	4.4
Additional paid-in-capital	122.7	116.8
Retained earnings	1,473.8	1,400.3
Accumulated other comprehensive loss (Note 1)	(35.7)	(78.0)
Treasury stock, common shares at cost: 2013 - 21,800,520 and 2012 - 19,526,989	(706.5)	(630.9)
Total Shareholders' Equity	858.7	812.6
Total Liabilities and Shareholders' Equity	$1,586.8	$1,627.6

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)

	Years Ended September 30
	2013	2012	2011

Operating Activities
Net income	$105.0	$120.8	$133.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71.2	73.9	74.3
Amortization	45.6	37.8	29.6
Provision for deferred income taxes	(14.8)	(32.3)	(21.5)
Loss on disposal of property, equipment leased to others, intangible assets and impairments	1.5	8.1	1.3
Stock compensation	13.5	11.6	12.2
Tax settlement	-	-	(4.9)
Excess tax benefits from employee stock plans	(0.3)	(1.3)	(6.8)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	30.8	20.1	(24.7)
Inventories	8.4	4.4	14.7
Other current assets	(6.5)	20.9	14.4
Trade accounts payable	0.1	0.3	(18.0)
Accrued expenses and other liabilities	(0.2)	(6.1)	10.0
Other, net	8.9	3.5	8.4
Net cash provided by operating activities	263.2	261.7	222.5
Investing Activities
Capital expenditures and purchase of intangibles	(65.3)	(77.8)	(68.9)
Proceeds on sales of property and equipment leased to others	5.9	10.6	5.9
Payment for acquisition of businesses, net of cash acquired	0.8	(476.8)	(15.5)
Proceeds on investment sales and maturities	-	4.5	0.5
Net cash used in investing activities	(58.6)	(539.5)	(78.0)
Financing Activities
Net change in short-term debt	-	(7.8)	(0.4)
Borrowings on revolving credit facility	-	305.0	-
Payments on revolving credit facility	(35.0)	(245.0)	(0.2)
Proceeds from long-term debt	-	200.0	-
Payment of long-term debt	(10.1)	(50.0)	-
Debt issuance costs	-	(2.6)	-
Purchase of noncontrolling interest	(1.6)	(1.6)	(11.8)
Payment of cash dividends	(31.2)	(30.1)	(27.0)
Proceeds from exercise of stock options	7.6	7.7	43.1
Proceeds from stock issuance	2.5	2.9	2.9
Excess tax benefits from employee stock plans	0.3	1.3	6.8
Treasury stock acquired	(94.0)	(44.2)	(115.3)
Net cash (used in) provided by financing activities	(161.5)	135.6	(101.9)
Effect of exchange rate changes on cash	-	1.9	(2.5)
Net Cash Flows	43.1	(140.3)	40.1
Cash and Cash Equivalents
At beginning of period	84.3	224.6	184.5
At end of period	$127.4	$84.3	$224.6

Supplemental cash flow information:

Cash paid for income taxes	$68.1	$52.1	$30.3
Cash paid for interest	$7.5	$6.6	$7.7

Non-cash financing activities:
Treasury stock issued under stock compensation plans	$18.4	$21.0	$65.7

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY
(In millions, except share amounts)

					Accumulated
	Common Stock				Other	Common Stock
	Shares		Additional	Retained	Comprehensive	in Treasury
	Outstanding	Amount	Paid-in-Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at September 30, 2010	62,786,883	$4.4	$119.3	$1,203.6	$(61.8)	17,537,029	$(558.0)	$707.5

Net income	-	-	-	133.5	-	-	-	133.5
Other comprehensive income net of tax of $9.4	-	-	-	-	(17.2)	-	-	(17.2)
Dividends	-	-	0.1	(27.1)	-	-	-	(27.0)
Treasury shares acquired	(3,145,899)	-	-	-	-	3,145,899	(115.3)	(115.3)
Stock awards and option exercises	2,045,388	-	(0.4)	-	-	(2,045,388)	65.7	65.3
Impact of Joint Venture	-	-	(4.9)	(0.2)	-	-	-	(5.1)
Balance at September 30, 2011	61,686,372	4.4	114.1	1,309.8	(79.0)	18,637,540	(607.6)	741.7

Net income	-	-	-	120.8	-	-	-	120.8
Other comprehensive income net of tax of $0.0	-	-	-	-	1.0	-	-	1.0
Dividends	-	-	0.2	(30.3)	-	-	-	(30.1)
Treasury shares acquired	(1,532,232)	-	-	-	-	1,532,232	(44.2)	(44.2)
Stock awards and option exercises	642,783	-	2.5	-	-	(642,783)	20.9	23.4
Balance at September 30, 2012	60,796,923	4.4	116.8	1,400.3	$(78.0)	19,526,989	(630.9)	812.6

Net income	-	-	-	105.0	-	-	-	105.0
Other comprehensive income net of tax of ($18.1)	-	-	-	-	42.3	-	-	42.3
Dividends	-	-	0.3	(31.5)	-	-	-	(31.2)
Treasury shares acquired	(2,844,765)	-	-	-	-	2,844,765	(94.0)	(94.0)
Stock awards and option exercises	571,234	-	5.6	-	-	(571,234)	18.4	24.0
Balance at September 30, 2013	58,523,392	$4.4	$122.7	$1,473.8	$(35.7)	21,800,520	$(706.5)	$858.7

See Notes to Consolidated Financial Statements.

Hill-Rom Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hill-Rom Holdings, Inc. (the “Company,” “Hill-Rom,” “we,” “us,” or “our”) was incorporated on August 7, 1969 in the State of Indiana and is headquartered in Batesville, Indiana. We are a leading worldwide manufacturer and provider of medical technologies and related services for the health care industry, including patient care systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions. Our comprehensive product and service offerings are used by health care providers across the health care continuum and around the world in hospitals, extended care facilities and home care settings, to enhance the safety and quality of patient care.

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hill-Rom and its subsidiaries.  All subsidiaries are wholly-owned as of September 30, 2013.  During the first quarter of our fiscal 2011, we acquired the remaining 40 percent noncontrolling interest in a former joint venture (Note 2).  Intercompany accounts and transactions have been eliminated in consolidation.

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

Investment Securities

At September 30, 2013, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCL”).

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

Within rental revenue, the domestic third-party payors’ reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable. Because of the extensive documentation required and the requirement to settle a claim with the primary payor prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in a portion of our business may, in some cases, be extended.

We generally hold our trade accounts receivable until they are paid. Certain long-term receivables are occasionally sold to third parties; however, any recognized gain or loss on such sales has historically not been material.

Inventories

Inventories are valued at the lower of cost or market. Inventory costs are determined by the last-in, first-out (“LIFO”) method for approximately 47 and 44 percent of our inventories at September 30, 2013 and 2012. Costs for other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Inventories consist of the following:

	September 30
	2013	2012

Finished products	$66.3	$71.8
Work in process	5.8	6.4
Raw materials	46.2	48.7
Total	$118.3	$126.9

If the FIFO method of inventory accounting, which approximates current cost, had been used for all inventories, they would have been approximately $3.2 million and $3.1 million higher than reported at September 30, 2013 and 2012.

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

When property, plant and equipment is retired from service or otherwise disposed of, the cost and related amount of depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds on sale are charged or credited to income. Total depreciation expense for fiscal years 2013, 2012 and 2011 was $71.2 million, $73.9 million and $74.3 million. The major components of property and the related accumulated depreciation were as follows:

	September 30
	2013		2012
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Land and land improvements	$14.0	$2.1	$16.1	$4.4
Buildings and building equipment	143.1	84.6	142.6	85.8
Machinery and equipment	288.0	198.8	276.3	187.6
Equipment leased to others	376.6	301.9	399.9	307.0
Total	$821.7	$587.4	$834.9	$584.8

Intangible Assets

Intangible assets are stated at cost and consist predominantly of goodwill, software, patents, trademarks, and acquired customer relationship assets. With the exception of goodwill and certain trademarks, our intangible assets are amortized on a straight-line basis over periods generally ranging from 3 to 20 years.

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

The majority of our goodwill and many of our intangible assets are not deductible for income tax purposes. A summary of intangible assets and the related accumulated amortization and impairment losses follows:

	September 30
	2013		2012
		Amortization		Amortization
	Cost	and Impairment	Cost	and Impairment

Goodwill	$815.6	$472.8	$808.0	$472.8
Software	164.6	135.9	163.2	123.7
Other	336.4	112.4	334.4	83.1
Total	$1,316.6	$721.1	$1,305.6	$679.6

Amortization expense for fiscal years 2013, 2012 and 2011 was $45.6 million, $37.8 million and $29.6 million. Amortization expense for all intangibles is expected to approximate the following for each of the next five fiscal years and thereafter:

Amount
2014	$39.8
2015	$36.4
2016	$29.2
2017	$20.6
2018	$17.0
2019 and beyond	$76.8

Software consists mainly of capitalized costs associated with internal use software, including applicable costs associated with the implementation/upgrade of our Enterprise Resource Planning system. In addition, software includes capitalized development costs for software products to be sold. The net book value of computer software costs, included within intangible assets, was $28.7 million and $39.5 million at September 30, 2013 and 2012. Capitalized software costs are amortized on a straight-line basis over periods ranging from three to ten years. Software amortization expense approximated $17.8 million, $20.7 million and $19.1 million for fiscal years 2013, 2012 and 2011, and is included in the total intangibles amortization presented earlier.

Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship. The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods. We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve. The amount of the warranty reserve is determined based on historical trend experience for the covered products. For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  During fiscal 2013, we have recognized charges of $12.2 million to cover the estimated costs associated with field corrective actions on five different product lines.  We also recognized a charge of $16.0 million for a fiscal 2012 field corrective action on one of our med-surg product lines.  These field corrective actions do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in our warranty reserve is as follows:

	2013	2012	2011

Balance at October 1	$42.2	$17.8	$15.8
Provision for warranties during the period	29.2	31.8	17.0
Warranty reserves acquired	(2.6)	9.7	-
Warranty claims incurred during the period	(30.7)	(17.1)	(15.0)
Balance at September 30	$38.1	$42.2	$17.8

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

Self Insurance

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower.  We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental.  Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

Revenue Recognition — Sales and Rentals

Net revenue reflects gross revenue less sales discounts and allowances and customer returns for product sales and rental revenue reserves. Revenue is evaluated under the following criteria and recognized when each is met:

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

As a general interpretation of the above guidelines, revenue for health care and surgical products are generally recognized upon delivery of the products to the customer and their assumption of risk of loss and other risks and rewards of ownership. Local business customs and non-standard sales terms can sometimes result in deviations to this normal practice in certain instances; however, in no case is revenue recognized prior to the transfer of risk of loss and rewards of ownership.

For non-invasive therapy products and medical equipment management services, the majority of product offerings are rental products for which revenue is recognized consistent with the rendering of the service and use of products. For The Vest® product, revenue is generally recognized at the time of receipt of authorization for billing from the applicable paying entity as this serves as evidence of the arrangement and sets a fixed or determinable price.

For health care products and services aimed at improving operational efficiency and asset utilization, various revenue recognition techniques are used, depending on the offering. Arrangements to provide services, routinely under separately sold service and maintenance contracts, result in the deferral of revenue until specified services are performed. Service contract revenue is generally recognized ratably over the contract period, if applicable, or as services are rendered. Product-related goods are generally recognized upon delivery to the customer.

Revenue is presented in the Statements of Consolidated Income net of certain discounts and sales adjustments. For product sales, we record reserves resulting in a reduction of revenue for contractual discounts, as well as price concessions and product returns. Likewise, rental revenue reserves, reflecting contractual and other routine billing adjustments, are recorded as a reduction of revenue. Reserves for revenue are estimated based upon historical rates for revenue adjustments.

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes, and value added taxes, are accounted for on a net (excluded from revenue and cost) basis.

Cost of Revenue

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

Research and Development Costs

Research and development costs are expensed as incurred. Costs were $70.2 million, $66.9 million and $63.8 million for fiscal years 2013, 2012 and 2011.

In addition, certain software development technology costs are capitalized as intangibles and are amortized over a period of three to five years once the software is ready for its intended use. The amount capitalized during fiscal years 2013, 2012 and 2011 was approximately $2.4 million, $2.3 million and $2.1 million.

Advertising Costs

Advertising costs are expensed as incurred. Costs were $7.4 million, $4.4 million and $4.0 million for fiscal years 2013, 2012 and 2011.

Comprehensive Income

We include the net-of-tax effect of unrealized gains or losses on our available-for-sale securities, foreign currency translation adjustments and pension or other defined benefit postretirement plans’ actuarial gains or losses and prior service costs or credits in comprehensive income.

The composition of accumulated other comprehensive (loss) income, net of applicable taxes, is as follows:

	September 30
	2013	2012	2011
Available-for-sale securities and hedges	$(0.3)	$(0.4)	$(0.9)
Foreign currency translation adjustment	(4.6)	(17.2)	(15.7)
Items not yet recognized as a component of net periodic pension
and postretirement healthcare costs	(30.8)	(60.4)	(62.4)
Total	$(35.7)	$(78.0)	$(79.0)

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

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange and interest rates. Derivative financial instruments related to currency exchange rates include forward purchase and sale agreements which generally have terms no greater than 15 months. Additionally, interest rate swaps are used to convert some or all of our long term debt to either a fixed or variable rate.

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

NOTE 2. ACQUISITIONS

Aspen Surgical

On July 23, 2012, we completed a stock purchase agreement with the stockholders and optionholders of Aspen Surgical Products Holding, Inc. (“Aspen Surgical”) to acquire the entire equity interest in Aspen Surgical.  Aspen Surgical provides a portfolio of well-established surgical consumable and specialty medical products, focused on improving the safety of patients and health care professionals. The product lines include market leading Bard-Parker® conventional and safety scalpels and blades, Colby™ fluid collection products, Richard-Allan™ specialty needles, a variety of other operating room disposables and instrument care products as well as wound care dressings. The acquisition of Aspen Surgical further develops our surgical business, adding a portfolio of consumable products and expanding our position in the North American and European surgical markets.

The purchase price for Aspen Surgical was $402.2 million ($399.8 million net of cash acquired), which was reduced to $401.2 million, resulting from a $1.0 million purchase price adjustment in fiscal 2013.  We funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.  The results of Aspen Surgical are included in the Consolidated Financial Statements since the date of acquisition.

Throughout fiscal 2013, we made certain adjustments to the opening balance sheet as of the acquisition date as we finalized the purchase price with the seller.  The following summarizes the revised fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Inventory	$25.6
Other current assets	19.7
Property, plant, and equipment	24.6
Goodwill	220.1
Trade name (Indefinite Lived)	29.0
Trade name (15-year weighted-average useful life)	4.6
Customer relationships (13-year weighted-average useful life)	121.9
Technology (10-year weighted-average useful life)	9.1
Other noncurrent assets	1.6
Current liabilities	(14.0)
Deferred tax liability	(41.0)
Total purchase price	$401.2

Goodwill was allocated entirely to our Surgical and Respiratory Care segment and is not deductible for tax purposes.

Our total revenue on an unaudited proforma basis, as if the Aspen Surgical acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $92.3 million and $118.1 million for the years ended September 30, 2012 and 2011.  Net income, on an unaudited proforma basis, would have been higher by approximately $5.7 million and $11.1 million for the years ended September 30, 2012 and 2011 and earnings per diluted share would have been higher by $0.09 and $0.17 for the years ended September 30, 2012 and 2011.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Aspen Surgical business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Völker

On February 13, 2012, we acquired the Germany-based Völker group (“Völker”).  Völker is a leading manufacturer of long-term care and acute care bed frames, surfaces and furniture in Europe and around the world.  This transaction is expected to strengthen the Company’s channels and product offerings in Europe, and furthers our objective of completing strategically relevant and value-enhancing acquisitions.  The complementary Völker products will also further develop the Company’s global portfolio, accelerate international expansion, and leverage existing sales channels and customer relationships.  The purchase price for Völker was $80.7 million ($77.0 million net of cash acquired), which was reduced to $76.7 million, resulting from a $4.0 million purchase price adjustment, $1.2 million of which was recorded as a receivable from the seller as of September 30, 2013.  The results of Völker are included in the Consolidated Financial Statements since the date of acquisition.

During the fourth quarter of 2012, we made certain adjustments to the opening balance sheet as of the acquisition date as we finalized the purchase price with the seller.  During the second and fourth quarters of 2013, we made additional adjustments to the opening balance sheet related to the finalization of certain liabilities existing at the date of acquisition.  The following summarizes the revised fair value of assets acquired and liabilities assumed at the date of the acquisition.

Amount
Goodwill	$32.9
Trade name (7-year useful life)	12.3
Customer relationships (8-year weighted average useful life)	17.5
Net assets acquired	24.6
Deferred tax liability	(10.6)
Total purchase price	$76.7

Goodwill is not deductible for tax purposes and was allocated entirely to our International segment.

Our total revenue on an unaudited proforma basis, as if the Völker acquisition had been consummated at the beginning of our 2011 fiscal year, would have been higher by approximately $49.9 million and $117.0 million for the years ended September 30, 2012 and 2011.  The impact to net income on an unaudited proforma basis would not have been significant to our financial results for those years.

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

On November 30, 2010, we exercised our call option and purchased the remaining 40 percent of Encompass for $10.6 million, plus a variable earn-out with a minimum of $1.2 million and a maximum of $1.6 million per year over five years.  We have a total of $3.0 million accrued in other current liabilities and other long-term liabilities on our Consolidated Balance Sheet at September 30, 2013 related to the earn-out.

NOTE 3. IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

We perform an impairment assessment on goodwill and other indefinite-lived intangibles on an annual basis during our third fiscal quarter, or more often if events or circumstances indicate there may be impairment.  The assessments during the third quarter of 2013, 2012 and 2011 indicated that there was no impairment.

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

A 10 percent reduction in the fair value of any of our reporting units would not result in an impairment charge.

The following summarizes goodwill activity by reportable segment:
	North America	Surgical and Respiratory Care	International	Total

Balances at September 30, 2011:
Goodwill	383.0	56.2	120.8	560.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2011	24.9	56.2	6.1	87.2

Changes in Goodwill during the period:
Goodwill related to acquisition	-	215.3	35.1	250.4
Currency translation effect	-	-	(2.4)	(2.4)

Balances at September 30, 2012:
Goodwill	383.0	271.5	153.5	808.0
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2012	24.9	271.5	38.8	335.2

Changes in Goodwill during the period:
Goodwill related to acquisition	-	4.8	(1.9)	2.9
Currency translation effect	-	2.7	2.0	4.7

Balances at September 30, 2013:
Goodwill	383.0	279.0	153.6	815.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2013	$24.9	$279.0	$38.9	$342.8

During fiscal 2013, we recorded net adjustments to goodwill of $4.8 million related to the Aspen Surgical acquisition completed during the fourth quarter of fiscal 2012 and ($1.9) million related to the Völker acquisition completed during the second quarter of fiscal 2012.  See Note 2 for further details.

During the second quarter of fiscal 2012, we acquired Völker and recorded goodwill on the acquisition of $34.8 million.  During the fourth quarter of fiscal 2012, we acquired Aspen Surgical and recorded goodwill on the acquisition of $215.3 million.  See Note 2 for further details.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $32.9 million at both September 30, 2013 and September 30, 2012.  Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.  The annual evaluation of indefinite-lived intangible assets performed during the third fiscal quarter of 2013, 2012, and 2011 did not result in impairment.

NOTE 4. FINANCING AGREEMENTS

Total debt consists of the following:

	Years Ended September 30
	2013	2012
Outstanding finance credit lines	$-	$0.2
Revolving credit facility	70.0	105.0
Term loan current portion	11.2	10.0
Term loan long-term portion	176.2	187.5
Unsecured 7.00% debentures due on February 15, 2024	19.6	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.2	0.6
Total debt	307.0	352.7
Less current portion of debt	81.2	115.2
Total long-term debt	$225.8	$237.5

The following table summarizes the scheduled maturities of long-term debt for fiscal years 2014 through 2018:

Term Loan
2014	$11.2
2015	$16.2
2016	$20.0
2017	$140.0
2018	$-

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically, been of material size to the overall business.

Unsecured debentures outstanding at September 30, 2013 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1 million at both September 30, 2013 and September 30, 2012.  The deferred gains on the termination of the swaps are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2025, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates on the debt.

During the fourth quarter of fiscal 2012, we entered into a credit facility.  The credit facility provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  It is to be used for general corporate purposes, including financing permitted acquisitions.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The term loans will amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  The credit facility replaced in its entirety our previous $500.0 million credit agreement entered in 2008.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that for fiscal 2013 were under 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The covenants, among other things, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  The proceeds of the five-year facility shall be used, as needed: (i) for working capital, capital expenditures, and other lawful corporate purposes; and (ii) to finance acquisitions.

As of September 30, 2013, we had outstanding borrowings of $70.0 million and undrawn letters of credit of $5.3 million under the facility, leaving $424.7 million of available borrowing capacity.  The outstanding balance on the term loan was $187.4 million at September 30, 2013, of which $11.2 million is recognized as the current portion of the balance due.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value. The estimated fair values of our long-term unsecured debentures were $52.5 million and $56.2 million at September 30, 2013 and 2012, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $185.5 million and $197.5 million based on quoted prices for similar liabilities at September 30, 2013 and 2012.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 5.

The Company is exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of September 30, 2013, we had one interest rate swap agreement with a notional amount of $135.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of September 30, 2013 was less than $0.1 million. We did not have any interest rate swap agreements in effect during fiscal 2012 or 2011.

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

The following table summarizes our financial assets and liabilities included in our Consolidated Balance Sheets, measured at fair value on a recurring basis:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$127.4	$127.4	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$134.7	$127.4	$-	$7.3

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$84.3	$84.3	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$91.6	$84.3	$-	$7.3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

At September 30, 2013 and 2012, we had $7.3 million of AAA rated investment securities which consisted primarily of student loan auction rate securities.  While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At September 30, 2013 and 2012, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums, and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  See below for a reconciliation of the beginning to ending balances of these assets and the related change in the fair value of these assets during fiscal 2013.

Currently, we intend, and believe we have the ability to hold these assets until market conditions are more favorable.  If current market conditions do not improve or worsen, the result could be further realized or unrealized losses.

The following table presents the activity related to our ARS during the fiscal year.

	Available-For-Sale	AOCL	(Gain)/Loss

Balance at October 1, 2012	$7.3	$0.5	$-
Change in fair value	-	-	-
Sales or redemptions	-	-	-
Balance at September 30, 2013	$7.3	$0.5	$-

The components of the change in our unrealized gains (losses) were as follows:

	Years Ended September 30
	2013	2012	2011
Unrealized gains (losses) on available-for sale securities:
Unrealized holding gains (losses) arising during period, net-of-tax	$ -	$ 0.7	$ (0.2)
Less: Reclassification adjustment for losses (gains) realized in net income, net-of-tax	-	0.1	-
Net change in unrealized gains (losses), net-of-tax	$ -	$ 0.8	$ (0.2)

For the fiscal years ended September 30, 2013, 2012 and 2011, we recognized income on our investments of $0.6 million, $1.3 million and $2.0 million, which did not include any impairments.

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

Effect on Operations

The components of net periodic benefit cost for our defined benefit retirement plans were as follows:

	Years Ended September 30
	2013	2012	2011

Service cost	$6.1	$5.5	$5.2
Interest cost	13.2	13.3	13.2
Expected return on plan assets	(15.9)	(16.7)	(16.7)
Amortization of unrecognized prior service cost, net	0.6	0.6	0.6
Amortization of net loss	7.8	6.1	4.0
Net periodic benefit cost	$11.8	$8.8	$6.3

Obligations and Funded Status

The change in benefit obligations, plan assets and funded status, along with amounts recognized in the Consolidated Balance Sheets for our defined benefit retirement plans were as follows:
	September 30
	2013	2012

Change in benefit obligation:
Benefit obligation at beginning of year	$327.4	$295.9
Service cost	6.1	5.5
Interest cost	13.2	13.3
Actuarial (gain) loss	(41.1)	21.7
Benefits paid	(9.1)	(8.5)
Acquisitions	-	0.1
Amendments	0.6	-
Exchange rate loss (gain)	0.8	(0.6)
Benefit obligation at end of year	297.9	327.4

Change in plan assets:
Fair value of plan assets at beginning of year	246.8	217.3
Actual return on plan assets	15.7	37.0
Employer contributions	1.0	1.0
Benefits paid	(9.1)	(8.5)
Fair value of plan assets at end of year	254.4	246.8
Funded status and net amounts recognized	$(43.5)	$(80.6)

Amounts recorded in the Consolidated Balance Sheets:
Accrued pension benefits, current portion	$(0.2)	$(0.1)
Accrued pension benefits, long-term	(43.3)	(80.5)
Net amount recognized	$(43.5)	$(80.6)

In addition to the amounts above, net actuarial losses of $51.3 million and prior service costs of $2.4 million, less an applicable aggregate tax effect of $20.0 million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2013. At September 30, 2012, net actuarial losses of $100.0 million and prior service costs of $2.4 million, less an applicable aggregate tax effect of $38.7 million, were included as components of Accumulated Other Comprehensive Income (Loss).

The estimated net actuarial loss and prior service cost for our defined benefit retirement plans that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $3.2 million and $0.6 million.

Accumulated Benefit Obligation

The accumulated benefit obligation for all defined benefit pension plans was $278.8 million and $302.4 million at September 30, 2013 and 2012. Selected information for our plans, including plans with accumulated benefit obligations exceeding plan assets, was as follows:

	September 30
	2013			2012
	PBO	ABO	Plan Assets	PBO	ABO	Plan Assets

Supplemental executive plan	$3.9	$3.7	$-	$4.4	$4.2	$-
Master plan	279.2	261.7	254.0	309.5	285.7	246.4
German plan	10.4	10.4	-	10.4	10.4	-
French plan	4.4	3.0	0.4	3.1	2.1	0.4
	$297.9	$278.8	$254.4	$327.4	$302.4	$246.8

Actuarial Assumptions

The weighted average assumptions used in accounting for our domestic pension plans were as follows:

	2013	2012	2011
Weighted average assumptions to determined benefit
obligations at the measurement date:
Discount rate for obligation	5.0%	4.1%	4.6%
Rate of compensation increase	3.3%	3.3%	3.5%

Weighted average assumptions to determined benefit
cost for the year:
Discount rate for expense	4.1%	4.6%	5.1%
Expected rate of return on plan assets	7.0%	7.5%	7.5%
Rate of compensation increase	3.3%	3.5%	3.5%

The discount rates used in the valuation of our defined benefit pension plans are evaluated annually based on current market conditions. In setting these rates we utilize long-term bond indices and yield curves as a preliminary indication of interest rate movements, and then make adjustments to the respective indices to reflect differences in the terms of the bonds covered under the indices in comparison to the projected outflow of our pension obligations. The overall expected long-term rate of return is based on historical and expected future returns, which are inflation adjusted and weighted for the expected return for each component of the investment portfolio, as well as taking into consideration economic and capital market conditions. The rate of assumed compensation increase is also based on our specific historical trends of past wage adjustments.  The weighted average assumptions used for our international plans are lower than our domestic plan assumptions and do not significantly affect the consolidated net benefit obligation or net periodic benefit cost balances.

Plan Assets

The weighted average asset allocations of our master defined benefit retirement plan at September 30, 2013 and 2012, by asset category, along with target allocations, are as follows:

	2013	2012	2013	2012
	Target	Target	Actual	Actual
	Allocation	Allocation	Allocation	Allocation

Equity securities	40 - 60%	40 - 60%	57%	50%
Fixed income securities	40 - 60%	40 - 60%	43%	50%
Total			100%	100%

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

Fair Value Measurements of Plan Assets

The following table summarizes the valuation of our pension plan assets by pricing categories:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash	$3.0	$3.0	$-	$-
Equities
US companies	101.0	101.0	-	-
International companies	41.2	41.2	-	-
Fixed income securities	108.8	59.1	49.7	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$254.4	$204.7	$49.7	$-

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash	$2.3	$2.3	$-	$-
Equities
US companies	87.8	87.8	-	-
International companies	34.9	34.9	-	-
Fixed income securities	121.4	64.1	57.3	-
Other	0.4	0.4	-	-
Total plan assets at fair value	$246.8	$189.5	$57.3	$-

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

During 2013 and 2012, we contributed cash of $1.0 million and $1.0 million to our defined benefit retirement plans. We do not expect to contribute to our master defined benefit retirement plan in fiscal year 2014 due to the current funding level; however, minimal contributions will be required for our unfunded plans.

Estimated Future Benefit Payments

The benefit payments, which are expected to be funded through plan assets and company contributions and reflect expected future service, are expected to be paid as follows:

Pension Benefits
2014	$10.8
2015	$11.6
2016	$12.5
2017	$13.4
2018	$14.2
2019-2023	$88.5

Defined Contribution Savings Plans

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees. The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $15.8 million, $13.3 million and $13.0 million in fiscal years 2013, 2012 and 2011.

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

The postretirement health care plan reflected a credit during fiscal 2013, 2012 and 2011 of ($0.1) million, ($0.3) million and ($0.1) million.  The change in the accumulated postretirement benefit obligation was as follows:

	Years Ended September 30
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$9.6	$9.5
Service cost	0.4	0.4
Interest cost	0.3	0.3
Actuarial (gain) loss	(0.2)	-
Benefits paid	(0.5)	(0.9)
Retiree contributions	0.2	0.3
Benefit obligation at end of year	$9.8	$9.6

Amounts recorded in the Consolidated Balance Sheets:
Accrued benefits obligation, current portion	$0.5	$0.5
Accrued benefits obligation, long-term	9.3	9.1
Net amount recognized	$9.8	$9.6

During fiscal 2013 and 2012, we contributed $0.3 million and $0.6 million to the plan.

In addition to the amounts above, net actuarial gains of $1.8 million and prior service credits of $3.0 million, less an applicable aggregate tax effect of ($1.9) million are included as components of Accumulated Other Comprehensive Income (Loss) at September 30, 2013. At September 30, 2012, net actuarial gains of $1.6 million and prior service credits of $3.8 million, less an applicable aggregate tax effect of $2.1 million are included as components of Accumulated Other Comprehensive Income (Loss).

The estimated net actuarial gain and prior service benefit for our postretirement health care plan that will be amortized from Accumulated Other Comprehensive Income (Loss) into net periodic benefit cost over the next fiscal year are $0.0 million and ($0.9) million.

The discount rate used to determine the net periodic benefit cost for the postretirement health care plan during the fiscal year ended September 30, 2013, 2012 and 2011 was 3.3, 4.0 and 4.4 percent. The discount rate used to determine the benefit obligation as of September 30, 2013, 2012 and 2011 was 4.1, 3.3 and 4.0 percent. As of September 30, the health care-cost trend rates were assumed to decrease as follows:

	2013	2012	2011

Year 1	6.25%	6.75%	7.25%
Year 2	5.75%	6.25%	6.75%
Year 3	5.25%	5.75%	6.25%
Year 4	5.00%	5.25%	5.75%
Year 5	5.00%	5.00%	5.25%
Year 6	5.00%	5.00%	5.00%
Year 7	5.00%	5.00%	5.00%
Year 8 and beyond	5.00%	5.00%	5.00%

A one-percentage-point increase/decrease in the assumed health care cost trend rates as of September 30, 2013 would cause an increase/decrease in service and interest costs of less than $0.1 million, along with an increase/decrease in the benefit obligation of $0.9 million and $0.8 million.

We fund the postretirement health care plan as benefits are paid, and current plan benefits are expected to require net company contributions of approximately $0.5 million in fiscal 2014 and less than $1.0 million per year thereafter.

NOTE 7. COMMON STOCK

Share Repurchases

We repurchased 2.8 million, 1.5 million and 3.0 million shares of our common stock during fiscal years 2013, 2012 and 2011 for $92.7 million, $42.4 million and $110.0 million, respectively, in the open market.  In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  Prior to the September 2013 approval, which changed the authorization to a dollar value as opposed to share count, we had 1.2 million shares remaining available for purchase.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Stock-Based Compensation

We have stock-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. In addition to stock options, we grant performance share units (“PSUs”) and RSUs to certain management level employees and vested deferred stock to non-employee directors. We also offer eligible employees the opportunity to buy shares of our common stock at a discount via an Employee Stock Purchase Plan (“ESPP”).  The ESPP was approved by our shareholders in fiscal 2009 and did not have a significant impact on our financial statements in any fiscal year.

Our primary stock-based compensation program is the Stock Incentive Plan, which has been approved by our shareholders.  Under the Stock Incentive Plan, we have a total of 15.3 million authorized shares.  At September 30, 2013, 4.8 million shares were available for future grants under our stock-based compensation plans. We generally settle our stock-based awards with treasury shares. As of September 30, 2013, we had 21.8 million treasury shares available for use to settle stock-based awards.

The following table sets forth a summary of the annual stock-based compensation cost that was charged against income for all types of awards:

	Years Ended September 30
	2013	2012	2011

Total stock-based compensation cost (pre-tax)	$13.5	$11.6	$12.2
Total income tax benefit	(4.9)	(4.2)	(4.5)
Total stock-based compensation cost, net of tax	$8.6	$7.4	$7.7

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

The following table sets forth the weighted average fair value per share of stock options and the related valuation assumptions used in the determination of those fair values:

	Years Ended September 30
	2013	2012	2011
Weighted average fair value per share	$7.91	$9.79	$12.31

Valuation assumptions:
Risk-free interest rate	0.6%	1.0%	1.2%
Expected dividend yield	1.9%	1.4%	1.1%
Expected volatility	40.2%	41.2%	37.3%
Weighted average expected life	4.9 years	4.8 years	5.3 years

The risk-free interest rate is based upon observed U.S. Treasury interest rates appropriate for the term of our employee stock options. Expected dividend yield is based on the history and our expectation of dividend payouts. For fiscal 2013, expected volatility was based on our historical stock price volatility.  In fiscal 2012 and 2011, expected volatility was based on the median of our Peer Group. The change in assumption did not have a material impact on our financial statements. Expected life represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Binomial model. The expected life of employee stock options is impacted by the above assumptions as well as the post-vesting forfeiture rate and the exercise factor used in the Binomial model. These two variables are based on the history of exercises and forfeitures for previous stock options granted by us.

The following table summarizes transactions under our stock option plans for fiscal year 2013:

	Weighted		Weighted
	Average	Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value (1)
	(in thousands)	Price	Term	(in millions)

Balance Outstanding at October 1, 2012	2,103	$30.41
Granted	501	26.94
Exercised	(212)	25.54
Cancelled/Forfeited	(229)	32.26
Balance Outstanding at September 30, 2013	2,163	$29.89	7.0 years	$14.3
Exercisable at September 30, 2013	969	$29.63	5.5 years	$6.8
Options Expected to Vest	1,060	$30.17	8.2 years	$6.6

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $35.83, as reported by the New York Stock Exchange on September 30, 2013. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders exercised their options as of the balance sheet date.

The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $1.6 million, $1.3 million and $23.3 million.

As of September 30, 2013, there was $6.7 million of unrecognized compensation expense related to stock options granted under the Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes transactions for our nonvested RSUs for fiscal year 2013:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested RSUs at October 1, 2012	307	$30.38
Granted	215	27.76
Vested	(133)	28.43
Forfeited	(48)	31.65
Nonvested RSUs at September 30, 2013	341	$29.34

As of September 30, 2013, there was $5.9 million of total unrecognized compensation expense related to nonvested RSUs granted under the Stock Incentive Plan. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized over a weighted average period of 2 years. The total vest date fair value of shares that vested during fiscal years 2013, 2012 and 2011 was $5.8 million, $6.8 million and $15.9 million.

Performance Share Units

Our Compensation Committee grants PSUs to certain employees and these awards are subject to any stock dividends, stock splits, and other similar rights inuring to common stock, but unlike our RSUs are not entitled to dividend reinvestment.  Vesting of the grants is contingent upon achievement of performance targets and corresponding service requirements.

The fair value of the PSUs is equal to the average of the high and low prices of our common stock on the date of grant, multiplied by the number of units granted.  For PSUs with a market condition such as total shareholder return, the Monte-Carlo simulation method is used to determine fair value.  The Monte-Carlo simulation is a generally accepted statistical technique used to generate a defined number of stock price paths in order to develop a reasonable estimate of the range of our and the Peer Group’s future expected stock prices.

The following table sets forth the weighted average fair value per share for total shareholder return PSUs and the related valuation assumptions used in the determination of those fair values:

	Years Ended September 30
	2013	2012
Weighted average fair value per share	$19.77	$23.26

Valuation assumptions:
Risk-free interest rate	0.3%	0.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	32.6%	35.6%

The basis for the assumptions listed above is similar to the valuation assumptions used for stock options, as discussed previously.

The following table summarizes transactions for our nonvested PSUs for fiscal 2013:

		Weighted
	Number of	Average
	Share Units	Grant Date
	(in thousands)	Fair Value

Nonvested PSUs as of October 1, 2012	392	$25.40
Granted	288	19.77
Vested	-	-
Forfeited	(106)	24.69
Nonvested PSUs at September 30, 2013	574	$23.84

As of September 30, 2013, there was $6.2 million of unrecognized compensation expense related to PSUs granted under the Stock Incentive Plan based on the expected achievement of certain performance targets or market conditions. This unrecognized compensation expense does not reflect a reduction for our estimate of potential forfeitures, and is expected to be recognized by the end of fiscal 2014.

NOTE 8. SPECIAL CHARGES

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and select back office operations, customer rationalizations and various other organizational changes.  The charges associated with these actions are summarized below.

2013 Actions

•
During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which are contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  During the third and fourth quarters of fiscal 2013, we continued actions under the previously announced plan and incurred charges of $0.8 million and $2.0 million, respectively. These actions were substantially complete by the end of fiscal year 2013, but certain cash expenditures will occur in fiscal 2014.

2012 Actions

•
During the fourth quarter of fiscal 2012, we recorded a non-cash impairment charge of $4.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of strategic decisions made relative to the exiting of underperforming portions of our home care business.  Also associated with this action was the elimination of approximately 100 positions and the related charge of $1.0 million, primarily related to severance and other benefits to be provided to the affected employees.  These actions and the related cash expenditures were substantially complete by the end of fiscal year 2013.

•
During the second quarter of fiscal 2012, we announced a plan to improve our cost structure and streamline our organization by, among other things, eliminating approximately 200 positions across the Company resulting in a special charge of $9.3 million, net of reversals, recognized throughout fiscal 2012 primarily related to severance and other benefits to be provided to the affected employees, $0.6 million of which was determined to be excessive and was reversed in the second quarter of fiscal 2013.  We also recorded an impairment of certain tangible assets for which the carrying values could not be fully recovered as a result of various strategic decisions, which resulted in a non-cash charge of $3.2 million.  In addition, we recorded a non-cash impairment charge of $8.0 million related to a previously acquired trade name whose assessment was triggered by strategic changes in how the asset would be utilized on a go forward basis.  These actions and the related cash expenditures were complete by the end of fiscal year 2013.

2011 Actions

•
During the second quarter of fiscal 2011, we recorded an additional special charge of $2.6 million related to our fiscal 2010 fourth quarter action.  The majority of the charge related to additional severance and other benefits provided to affected employees of that action as well as a write-down of assets held for sale.  During the third quarter of fiscal 2011, we recorded a benefit of $1.2 million primarily related to the net reversal of severance recorded in relation to our fourth quarter of fiscal 2010 restructuring action, partially offset by an additional write-down of assets held for sale.  These actions and related cash expenditures were completed by the end of fiscal year 2013.

Severance activity related to these actions during fiscal 2013 was as follows:

	Beginning				Ending
	Balance				Balance
	September 30,				September 30,
	2012	Expenses	Cash Payments	Reversals	2013

Fiscal 2013 Action	$-	$4.5	$(1.9)	$-	$2.6
Prior Restructuring Actions	4.7	-	(3.8)	(0.6)	0.3
Total	$4.7	$4.5	$(5.7)	$(0.6)	$2.9

NOTE 9. INCOME TAXES

The significant components of income before income taxes and the consolidated income tax provision were as follows:

	Years Ended September 30
	2013	2012	2011
Income before income taxes:
Domestic	$120.0	$148.6	$122.5
Foreign	24.0	14.9	37.2
Total	$144.0	$163.5	$159.7

Income tax expense:
Current provision
Federal	$45.0	$65.9	$41.1
State	1.8	4.3	2.3
Foreign	7.0	4.8	4.3
Total current provision	53.8	75.0	47.7
Deferred provision:
Federal	(9.9)	(29.2)	(0.8)
State	1.1	0.1	(0.2)
Foreign	(6.0)	(3.2)	(20.5)
Total deferred provision	(14.8)	(32.3)	(21.5)
Income tax expense	$39.0	$42.7	$26.2

Differences between income tax expense reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income before income taxes were as follows:

	Years Ended September 30
	2013		2012		2011
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Federal income tax (a)	$50.4	35.0	$57.2	35.0	$55.9	35.0
State income tax (b)	2.5	1.7	3.5	2.2	2.4	1.5
Foreign income tax (c)	(5.7)	(4.0)	(3.4)	(2.1)	(8.0)	(5.0)
International tax restructuring	(0.8)	(0.6)	(11.0)	(6.7)	-	-
Application of federal tax credits	(3.5)	(2.4)	(0.6)	(0.4)	(4.1)	(2.5)
Adjustment of estimated income tax accruals	(1.5)	(1.0)	(2.1)	(1.3)	2.3	1.4
Valuation of tax attributes	0.6	0.4	0.3	0.2	(19.5)	(12.2)
Other, net	(3.0)	(2.0)	(1.2)	(0.8)	(2.8)	(1.8)
Income tax expense	$39.0	27.1	$42.7	26.1	$26.2	16.4

(a)	At statutory rate.
(b)	Net of Federal benefit.
(c)	Federal tax rate differential.

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	Years Ended September 30
	2013	2012
Deferred tax assets:
Employee benefit accruals	$46.6	$53.9
Reserve for bad debts	10.1	12.4
Accrued warranty	9.7	10.5
Net operating loss carryforwards	38.3	39.4
Tax credit carryforwards	2.0	1.8
Other, net	23.7	26.7
	130.4	144.7
Less: Valuation allowance	(8.9)	(8.6)
Total deferred tax assets	121.5	136.1

Deferred tax liabilities:
Depreciation	(32.1)	(33.9)
Amortization	(67.5)	(81.1)
Other, net	(3.2)	(2.0)
Total deferred tax liabilities	(102.8)	(117.0)
Deferred tax asset - net	$18.7	$19.1

At September 30, 2013, we had $37.7 million of deferred tax assets related to operating loss carryforwards in foreign jurisdictions that are subject to various carryforward periods with the majority eligible to be carried forward for an unlimited period.  We also had $0.6 million of deferred tax assets related to state net operating loss carryforwards, which expire between 2018 and 2026.  For tax credits, we had $2.0 million of deferred tax assets related to state credits, which expire between 2014 and 2026.

The gross deferred tax assets as of September 30, 2013 were reduced by valuation allowances of $8.9 million primarily related to certain foreign deferred tax attributes as it is more likely than not that some portion or all of these tax attributes will not be realized.  In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

We operate under tax holidays in both Singapore and Puerto Rico.  The Singapore tax holiday is effective through 2016 while the Puerto Rico tax holiday is effective through 2025.  Both incentives are conditional on meeting certain employment and/or investment thresholds.  The impact of these tax holidays decreased foreign taxes by $2.9 million in fiscal 2013, $1.7 million for fiscal 2012 and $0.7 million for fiscal 2011.  The benefit of the tax holidays on net income per share (diluted) was $0.05, $0.03 and $0.01 for fiscal 2013, 2012 and 2011, respectively.

We file a consolidated federal income tax return as well as multiple state, local and foreign jurisdiction tax returns.  In the normal course of business, we are subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns.  During fiscal 2013, the Internal Revenue Service (“IRS”) concluded its audit for fiscal year 2011 and initiated its post-filing examination of the fiscal 2012 consolidated federal return.  We continue to participate in the IRS Compliance Assurance Program (“CAP”) for fiscal year 2013 and have submitted the application to remain in the CAP for fiscal years 2014 and 2015.  The CAP provides the opportunity for the IRS to review certain tax matters prior to us filing our tax return for the year, thereby reducing the time it takes to complete the post-filing examination. We are also subject to state and local or foreign income tax examinations by taxing authorities for years back to fiscal 2007.

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

The total amount of gross unrecognized tax benefits as of September 30, 2013, 2012 and 2011 was $4.6 million, $9.8 million and $17.8 million, which includes $3.9 million, $8.4 million and $11.5 million that, if recognized, would impact the effective tax rate in future periods. The remaining amount relates to items which, if recognized, would not impact our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended September 30
	2013	2012	2011
Balance at October 1	$9.8	$17.8	$24.0
Increases in tax position of prior years	-	0.5	0.4
Decreases in tax position of prior years	(0.5)	(2.7)	(3.0)
Increases in tax positions related to the current year	0.1	-	5.1
Settlements with taxing authorities	(3.2)	(3.8)	(5.2)
Lapse of applicable statute of limitations	(1.7)	(1.9)	(3.5)
Foreign currency adjustments	0.1	(0.1)	-
Total change	(5.2)	(8.0)	(6.2)
Balance at September 30	$4.6	$9.8	$17.8

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Accrued interest and penalties, which are not presented in the reconciliation table above, were $0.6 million, $0.8 million and $1.9 million at September 30, 2013, 2012 and 2011.  Related to interest and penalties, we recognized an income tax benefit (expense) of $0.1 million in 2013, less than $0.1 million in 2012 and ($0.1) million in 2011.

NOTE 10. EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based upon the weighted average number of outstanding common shares for the period, plus the effect of deferred vested shares. Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs. For all years presented, anti-dilutive stock options were excluded from the calculation of dilutive earnings per share. Excluded shares were 1.4 million, 1.4 million and 0.6 million for fiscal years 2013, 2012 and 2011. Cumulative treasury stock acquired, less cumulative shares reissued, have been excluded in determining the average number of shares outstanding.

Earnings per share is calculated as follows:

	Years Ended September 30
	2013	2012	2011

Net income attributable to common shareholders	$105.0	$120.8	$133.3

Average shares outstanding - Basic (thousands)	59,910	62,120	63,164
Add potential effect of exercise of stock options
and other unvested equity awards (thousands)	340	241	735
Average shares outstanding - Diluted (thousands)	60,250	62,361	63,899

Net income attributable to common shareholders
per common share - Basic	$1.75	$1.94	$2.11

Net income attributable to common shareholders
per common share - Diluted	$1.74	$1.94	$2.09

NOTE 11. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business.  During the fourth quarter of fiscal 2013, we changed our definition of divisional income within our segment reporting as outlined below.  All segment information included below has been updated to reflect these changes.

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

Our performance under each reportable segment is measured on a divisional income basis before corporate expenses and other non-allocated operating costs, impairment of goodwill and other intangibles, litigation and special charges.  Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Corporate expenses and other non-allocated operating costs, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. Corporate expenses include functional expenses that support the entire organization such as administration, finance, legal and human resources.  Other non-allocated operating costs generally include expenses associated with strategic developments and other unusual events that are not indicative of operating trends.  We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends without the effects of such items.

	Years Ended September 30
	2013	2012	2011
Revenue:
North America	$958.3	$998.2	$1,057.2
Surgical and Respiratory Care	245.8	153.2	132.9
International	512.1	482.9	401.6
Total revenue	$1,716.2	$1,634.3	$1,591.7

Divisional income:
North America	$194.6	$208.4	$228.3
Surgical and Respiratory Care	46.1	41.7	40.0
International	23.1	24.2	27.9

Other operating costs:
Corporate expenses and other non-allocated operating costs	103.2	82.9	80.7
Impairment of goodwill and other intangibles	-	8.0	-
Litigation (credit) charge	-	(3.6)	47.3
Special charges	5.7	18.2	1.4
Operating profit	154.9	168.8	166.8

Interest expense	(9.5)	(6.5)	(8.5)
Investment income and other, net	(1.4)	1.2	1.4
Income before income taxes	$144.0	$163.5	$159.7

Geographic Information

Geographic data for net revenue and long-lived assets (which consist mainly of property and equipment leased to others) were as follows:

	Years Ended September 30
	2013	2012	2011
Net revenue to unaffiliated customers: (a)
United States	$1,116.4	$1,077.8	$1,105.0
Foreign	599.8	556.5	486.7
Total revenue	$1,716.2	$1,634.3	$1,591.7
Long-lived assets: (b)
United States	$158.0	$172.5	$180.2
Foreign	76.3	77.6	42.6
Total long-lived assets	$234.3	$250.1	$222.8

(a)	Net revenue is attributed to geographic areas based on the location of the customer.
(b)	Includes property and equipment leased to others.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected consolidated financial data by quarter for each of the last two fiscal years.

2013 Quarter Ended	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013

Net revenue	$428.4	$425.7	$424.2	$437.9
Gross profit	$191.4	$196.1	$190.1	$202.7
Net income attributable to common shareholders	$24.0	$22.3	$23.4	$35.3
Basic net income attributable to common
shareholders per common share	$0.39	$0.37	$0.39	$0.60
Diluted net income attributable to common
shareholders per common share	$0.39	$0.37	$0.39	$0.59

2012 Quarter Ended	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012

Net revenue	$381.1	$415.1	$406.5	$431.6
Gross profit	$185.1	$195.8	$172.7	$201.1
Net income attributable to common shareholders	$32.9	$25.3	$23.4	$39.2
Basic net income attributable to common
shareholders per common share	$0.53	$0.41	$0.38	$0.63
Diluted net income attributable to common
shareholders per common share	$0.53	$0.40	$0.37	$0.63

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for fiscal years 2013, 2012 and 2011 was $21.5 million, $20.7 million and $20.0 million. The table below indicates the minimum annual rental commitments (excluding renewable periods) aggregating $61.6 million, for manufacturing facilities, warehouse distribution centers, service centers and sales offices, under non-cancelable operating leases.

Amount
2014	$20.9
2015	$13.9
2016	$10.6
2017	$8.2
2018	$4.1
2019 and beyond	$3.9

During fiscal 2013, we terminated a long-term agreement with IBM to manage our global information structure environment that expired in September 2014 and paid a termination fee of $0.6 million, which was accrued as of September 30, 2012.

Self Insurance

We are also involved in other possible claims, including product and general liability, workers’ compensation, auto liability and employment related matters. Such claims in the United States have deductibles and self-insured retentions ranging from $25 thousand to $1.0 million per occurrence or per claim, depending upon the type of coverage and policy period. International deductibles and self-insured retentions are lower.  We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental.  Our policy is to estimate reserves based upon a number of factors including known claims, estimated incurred but not reported claims and outside actuarial analysis, which are based on historical information along with certain assumptions about future events. Such estimated reserves are classified as Other Current Liabilities and Other Long-Term Liabilities within the Consolidated Balance Sheets.

Legal Proceedings

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers.  Both suits seek monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe Hill-Rom’s patents. Stryker responded with counterclaims seeking declaratory judgment for noninfringement and invalidity for several of the patents at issue, and has filed counterclaims alleging infringement of three of their patents.  On August 14, 2012, we entered into a confidential favorable settlement agreement with Stryker Corporation fully resolving all of their counterclaims and our lawsuit regarding claims about our powered wheel patents.  The remaining lawsuit does not contain counterclaims alleging infringement of Stryker’s patents.  No trial date for the remaining lawsuit has been set.  Because the litigation is in a preliminary stage, we cannot assess the likelihood of a positive or negative outcome or determine an estimate, or a range of estimates, of potential damages, nor can we give any assurances that this matter will not have a material adverse impact on our financial condition, results of operations or cash flows.

Office of Inspector General Investigation

In June 2011, we reached agreement with respect to a tentative financial settlement related to a qui tam complaint under the False Claims Act and recognized a charge in the third quarter of $42.3 million.  This settlement was finalized and paid in September 2011.  Concurrently with this settlement, we entered into a five year Corporate Integrity Agreement, which provides for certain other compliance-related activities during the five year term of the agreement, including specific written standards, monitoring, training, education, independent review, disclosure and reporting requirements. We did not admit any wrongdoing as part of the settlement.

Freedom Medical Antitrust Litigation

In September 2011, we settled an action brought by Freedom Medical, Inc. against us, another manufacturer and two group purchasing organizations alleging violations of antitrust laws in exchange for a payment of $5.0 million.  We did not admit any wrongdoing as part of the settlement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Treasurer and Interim Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

The report of management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 and the related report of our independent registered public accounting firm, are included under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC in January 2014 relating to our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this report in Part I, Item 1 under the caption “Executive Officers of the Registrant.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2014 Proxy Statement, where such information is included under the heading “Proposals Requiring Your Vote - Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Valuation and Qualifying Accounts

For The Fiscal Years Ended September 30, 2013, 2012 and 2011

(Dollars in millions)

		ADDITIONS
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		NET OF		AT END
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RECOVERIES		OF PERIOD

Reserves deducted from assets to which they apply:
Allowance for possible losses and sales returns -
accounts receivable:

Period Ended:
September 30, 2013	$38.5	$2.7	$(0.1)	(a)	$(11.0)	(b)	$30.1
September 30, 2012	$26.7	$1.6	$18.5	(a)	$(8.3)	(b)	$38.5
September 30, 2011	$29.0	$1.5	$3.1	(a)	$(6.9)	(b)	$26.7

Allowance for inventory valuation:

Period Ended:
September 30, 2013	$22.0	$1.8	$-	(c)	$(1.8)	(d)	$22.0
September 30, 2012	$22.9	$2.2	$1.6	(c)	$(4.7)	(d)	$22.0
September 30, 2011	$24.7	$3.7	$-	(c)	$(5.5)	(d)	$22.9

Valuation allowance against deferred tax assets:

Period Ended:
September 30, 2013	$8.6	$0.6	$-		$(0.3)	(e)	$8.9
September 30, 2012	$8.1	$0.4	$-		$0.1	(e)	$8.6
September 30, 2011	$28.5	$(19.5)	$-		$(0.9)	(e)	$8.1

(a)
Reduction of gross revenue for uncollectible health care rental reimbursements, cash discounts and other adjustments in determining net revenue.  Also includes the effect of acquired businesses, if any.

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

Date: November 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/	Rolf A. Classon	/s/	James R. Giertz
	Rolf A. Classon Chairman of the Board		James R. Giertz Director

/s/	John J. Greisch	/s/	Charles E. Golden
	John J. Greisch President and Chief Executive Officer and Director (Principal Executive Officer)		Charles E. Golden Director

/s/	Michael S. Macek	/s/	W August Hillenbrand
	Michael S. Macek Vice President, Treasurer, and Interim Chief Financial Officer (Principal Financial Officer)		W August Hillenbrand Director
/s/	Richard G. Keller	/s/	William H. Kucheman
	Richard G. Keller Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)		William H. Kucheman Director
/s/	Joanne C. Smith, M.D.	/s/	Ronald A. Malone
	Joanne C. Smith, M.D. Director		Ronald A. Malone Director

		/s/	Eduardo R. Menascé
Eduardo R. Menascé Director

Date: November 20, 2013

HILL-ROM HOLDINGS, INC.

INDEX TO EXHIBITS

Management contracts and compensatory plans or arrangements are designated with “*”.

2.1
Share Sale and Purchase Agreement dated as of December 15, 2011 between Völker GmbH and Hill-Rom Holdings, Inc.  (Incorporated herein by reference to Exhibit 99.1 filed with Form 8-K dated February 14, 2012)

2.2
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

*10.9	Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan, as currently in effect (Incorporated herein by reference to Exhibit 10.30 filed with Form 10-K dated November 24, 2009)

*10.10	Employment Agreement dated as of March 31, 2008 between Hill-Rom Company, Inc. and Richard G. Keller (Incorporated herein by reference to Exhibit 10.12 filed with Form 10-Q dated May 14, 2008)

*10.11	Letter Agreement dated September 27, 2009 between Hill-Rom Holdings, Inc. and Peter H. Soderberg (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated September 17, 2009)

*10.12	Hill-Rom Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix I to the Company’s definitive Proxy Statement on Schedule 14A dated January 7, 2009)

*10.13	Employment Agreement dated January 6, 2010 between Hill-Rom Holdings, Inc. and John J. Greisch (Incorporated herein by reference to Exhibit 10.1 filed with Form 8-K dated January 7, 2010)

*10.14	Employment Agreement between Hill-Rom Holdings, Inc. and Alejandro Infante-Saracho dated May 6, 2010 (Incorporated herein by reference to Exhibit 10.5 filed with Form 10-Q dated May 6, 2010)

*10.15	Employment Agreement between Hill-Rom Holdings, Inc. and Susan R. Lichtenstein dated May 10, 2010 (Incorporated herein by reference to Exhibit 10.7 filed with Form 10-Q dated May 6, 2010)

*10.16
Employment Agreement between Hill-Rom Holdings, Inc. and Scott R. Jeffers dated September 13, 2010 (Incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-K dated November 17, 2010)

*10.17
Form of Change in Control Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers (other than the CEO) (Incorporated by reference to Exhibit 10.58 filed with the Company’s Form 10-K dated November 17, 2010)

*10.18
Amended Change in Control Agreement between Hill-Rom Holdings, Inc. and John J. Greisch dated September 30, 2010 (Incorporated by reference to Exhibit 10.59 filed with the Company’s Form 10-K dated November 17, 2010)

*10.19	2013 Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10-K dated November 15, 2012)

*10.20
Form of Restricted Stock Unit Agreement under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.63 filed with the Company’s Form 10-K dated November 17, 2010)

*10.21
Form of Restricted Stock Unit Agreement (CEO version) under Amended and Restated Hill-Rom Holdings, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.65 filed with the Company’s Form 10-K dated November 17, 2010)

*10.22	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (Incorporated by reference to Exhibit 10.61 filed with the Company’s Form 10-K dated November 16, 2011)

*10.23	FY 2011 Form of Performance Based Stock Award under the Stock Incentive Plan (CEO version) (Incorporated by reference to Exhibit 10.62 filed with the Company’s Form 10-K dated November 16, 2011)

*10.24	Employment Agreement between Hill-Rom Holdings, Inc. and Brian Lawrence, dated December 6, 2010 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-Q dated January 27, 2011)

*10.25	Employment Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver, dated March 14, 2011 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q dated April 28, 2011)

*10.26	Hill-Rom Holdings, Inc. Short-Term Incentive Plan (Incorporated by reference to Appendix 1 to the Hill-Rom Holdings, Inc. Definitive Proxy Statement on Schedule 14A dated January 18, 2011)

*10.27	Hill-Rom Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.69 filed with the Company’s Form 10-K dated November 16, 2011)

*10.28	Employment Agreement between Hill-Rom Holdings, Inc. and Michael Murphy, dated July 14, 2012 (Incorporated by reference to Exhibit 10.49 filed with the Company’s Form 10-K dated November 15, 2012)

*10.29	Employment Agreement between Hill-Rom Holdings, Inc. and Alton Shader, dated July 11, 2011 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q dated July 28, 2011)

*10.30	Employment Agreement between Hill-Rom Holdings, Inc. and Andreas Frank, dated October 3, 2011 (Incorporated by reference to Exhibit 10.72 filed with the Company’s Form 10-K dated November 16, 2011)

*10.31
Employment Agreement between Hill-Rom Holdings, Inc. and Edward Gregory Pritchard, dated July 23, 2012 (Incorporated by reference to Exhibit 10.54 filed with the Company’s Form 10-K dated November 15, 2012)

*10.32	Employment Agreement between Hill-Rom Services, Inc. and Michael Macek, dated February 26, 2011 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K dated July 17, 2013)

10.33
Credit Agreement dated as of August 24, 2012 among Hill-Rom Holdings, Inc., the lenders named therein, and JPMorgan Chase Bank N.A. as agent for the lenders (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated August 24, 2012)

*10.34	Form of Limited Recapture Agreement between Hill-Rom Holdings, Inc. and certain of its officers, including Named Executive Officers

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Extension Labels Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document