Form 10-Q
period 2013-12-31
Hill-Rom Holdings, Inc.
filed 2014-01-23
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013

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

Common Stock, without par value – 57,456,230 shares as of January 16, 2014.

HILL-ROM HOLDINGS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarterly Period Ended December 31
	2013	2012
Net Revenue
Capital sales	$295.5	$324.4
Rental revenue	97.9	104.0
Total revenue	393.4	428.4

Cost of Revenue
Cost of goods sold	171.2	188.9
Rental expenses	45.4	48.1
Total cost of revenue	216.6	237.0

Gross Profit	176.8	191.4

Research and development expenses	16.4	17.2
Selling and administrative expenses	138.0	136.1
Litigation charge	-	1.0
Special charges	1.0	-

Operating Profit	21.4	37.1

Interest expense	(2.0)	(2.3)
Investment income and other, net	-	0.5

Income Before Income Taxes	19.4	35.3

Income tax expense (Note 9)	6.2	11.3

Net Income	$13.2	$24.0

Net Income per Common Share - Basic	$0.23	$0.39

Net Income per Common Share - Diluted	$0.22	$0.39

Dividends per Common Share	$0.1375	$0.1250

Average Common Shares Outstanding - Basic (thousands) (Note 10)	58,230	60,903

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	59,142	61,106

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarterly Period Ended December 31
	2013	2012
Net Income	$13.2	$24.0

Other Comprehensive Income:

Available-for-sale securities and currency hedges, net of tax
of $0.0 million and $0.0 million, respectively	0.1	0.2

Foreign currency translation adjustment, net of tax of $0.0 million
and ($0.9) million, respectively	5.8	5.5

Change in pension and postretirement defined benefit plans, net
of tax of ($0.4) million and $0.0 million, respectively	0.6	-

Total Other Comprehensive Income	6.5	5.7

Total Comprehensive Income	$19.7	$29.7

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share amounts)

	December 31, 2013	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$117.6	$127.4
Trade accounts receivable, net of allowances (Note 2)	326.1	361.8
Inventories (Note 2)	120.6	118.3
Deferred income taxes (Notes 1 and 9)	50.7	48.2
Other current assets	28.4	32.3
Total current assets	643.4	688.0

Property, plant and equipment, net (Note 2)	233.2	234.3
Investments and investment securities (Notes 1 and 7)	7.3	7.3
Goodwill (Note 3)	341.5	342.8
Software and other intangible assets, net (Note 2)	245.8	252.7
Deferred income taxes (Notes 1 and 9)	34.3	37.5
Other assets	21.9	24.2
Total Assets	$1,527.4	$1,586.8

LIABILITIES
Current Liabilities
Trade accounts payable	$71.2	$80.8
Short-term borrowings (Note 4)	89.6	81.2
Accrued compensation	63.9	92.4
Accrued product warranties (Note 12)	37.3	38.1
Other current liabilities	54.0	52.9
Total current liabilities	316.0	345.4

Long-term debt (Note 4)	222.4	225.8
Accrued pension and postretirement benefits (Note 5)	52.8	52.6
Deferred income taxes (Notes 1 and 9)	61.3	67.0
Other long-term liabilities	36.5	37.3
Total Liabilities	689.0	728.1

Commitments and Contingencies (Note 14)	-	-

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	122.2	122.7
Retained earnings	1,479.0	1,473.8
Accumulated other comprehensive loss	(29.2)	(35.7)
Treasury stock, at cost (Note 2)	(738.0)	(706.5)
Total Shareholders' Equity	838.4	858.7
Total Liabilities and Shareholders' Equity	$1,527.4	$1,586.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarterly Period Ended December 31
	2013	2012
Operating Activities
Net income	$13.2	$24.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	16.9	19.1
Amortization	4.0	4.8
Acquisition-related intangible asset amortization	6.9	7.2
Provision for deferred income taxes	(6.6)	(4.4)
(Gain) loss on disposal of property, equipment leased to others,
intangible assets and impairments	(0.2)	0.3
Stock compensation	3.6	3.3
Excess tax benefits from employee stock plans	0.8	(0.1)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	35.5	19.5
Inventories	(2.3)	4.2
Other current assets	3.0	(4.7)
Trade accounts payable	(9.6)	(2.5)
Accrued expenses and other liabilities	(26.6)	(7.9)
Other, net	3.7	2.0
Net cash provided by operating activities	42.3	64.8

Investing Activities
Capital expenditures and purchases of intangible assets	(16.8)	(16.5)
Proceeds on sale of property and equipment leased to others	0.5	2.9
Refund (payment) on acquisition of businesses, net of cash acquired	3.3	(0.2)
Net cash used in investing activities	(13.0)	(13.8)

Financing Activities
Net change in short-term debt	(0.1)	-
Borrowings on revolving credit facility	7.0	-
Proceeds from long-term debt	0.6	-
Payment of long-term debt	(2.5)	(2.8)
Purchase of noncontrolling interest	(0.7)	(0.7)
Payment of cash dividends	(7.9)	(7.5)
Proceeds on exercise of stock options	6.5	2.5
Proceeds from stock issuance	0.7	0.7
Excess tax benefits from employee stock plans	(0.8)	0.1
Treasury stock acquired	(42.1)	(20.4)
Net cash used in financing activities	(39.3)	(28.1)

Effect of exchange rate changes on cash	0.2	0.4

Net Cash Flows	(9.8)	23.3

Cash and Cash Equivalents:
At beginning of period	127.4	84.3
At end of period	$117.6	$107.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2013 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 12), investments (Note 7), income taxes (Note 9) and commitments and contingencies (Note 14), among others.

Investment Securities

As of December 31, 2013, investment securities consisted primarily of AAA rated student loan auction rate securities (“ARS”).  These securities are generally insured through the U.S. government’s Federal Family Education Loan Program, to the extent the borrowers meet certain prescribed criteria in their underlying lending practices.  These securities are classified as available-for-sale and changes in their fair value are recorded in Accumulated Other Comprehensive Loss (“AOCL”).

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

Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenue and costs) basis.

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

As of December 31, 2013, we had $8.7 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2013 Form 10-K except as noted below:

In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The standard is effective for fiscal 2014.  See Note 6 for disclosure of our reclassifications out of AOCL.

2.  Supplementary Balance Sheet Information
	December 31, 2013	September 30, 2013

Allowance for possible losses and discounts on trade receivables	$28.3	$30.1

Inventories:
Finished products	$66.7	$66.3
Raw materials and work in process	53.9	52.0
Total inventory	$120.6	$118.3

Accumulated depreciation of property, plant and equipment	$596.6	$587.4

Accumulated amortization of software and other intangible assets	$260.2	$248.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	57,829,793	58,523,392

Treasury shares	22,494,119	21,800,520

3.  Goodwill

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2013:
Goodwill	$383.0	$279.0	$153.6	$815.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2013	24.9	279.0	38.9	342.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	-	(3.5)	(3.5)
Currency translation effect	-	1.4	0.8	2.2

Balances at December 31, 2013:
Goodwill	383.0	280.4	150.9	814.3
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at December 31, 2013	$24.9	$280.4	$36.2	$341.5

During the first quarter of fiscal 2014, we entered a settlement agreement relating to certain contractual provisions of the Völker purchase agreement.  This settlement reduced the purchase price by $3.5 million, which was recorded as a reduction of goodwill.  The purchase price with respect to Völker is now final.

4.  Financing Agreements

Total debt consists of the following:

	December 31, 2013	September 30, 2013
Revolving credit facility	$77.0	$70.0
Term loan current portion	12.5	11.2
Term loan long-term portion	172.5	176.2
Unsecured 7.00% debentures due on February 15, 2024	19.5	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.7	0.2
Total debt	312.0	307.0
Less current portion of debt	89.6	81.2
Total long-term debt	$222.4	$225.8

Unsecured debentures outstanding at December 31, 2013 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both December 31, 2013 and September 30, 2013.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2013, we had outstanding borrowings of $77.0 million and undrawn letters of credit of $5.2 million under the revolving loan facility, leaving $417.8 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2013.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of December 31, 2013, we had one interest rate swap agreement with a notional amount of $135.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of December 31, 2013 and September 30, 2013 was less than $0.1 million.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $52.5 million at December 31, 2013 and September 30, 2013, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $183.8 million and $185.5 million based on quoted prices for similar liabilities at December 31, 2013 and September 30, 2013.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 7.

5.   Retirement and Postretirement Plans

We sponsor four defined benefit retirement plans: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan and two defined benefit retirement plans covering employees in Germany and France.  Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time for our funded plans.  All of our plans have an annual measurement date of September 30.  The following table includes the components of net pension expense for our defined benefit plans.

	Quarterly Period Ended December 31
	2013	2012
Service cost	$1.2	$1.5
Interest cost	3.6	3.3
Expected return on plan assets	(4.2)	(4.0)
Amortization of unrecognized prior service cost, net	0.2	0.1
Amortization of net loss	0.8	2.0
Net pension expense	$1.6	$2.9

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $3.7 million and $3.4 million in each of the quarterly periods ended December 31, 2013 and 2012.

6.   Other Comprehensive Income

The following table represents the changes in AOCL by component for the first quarter of fiscal 2014:

	Available-For-Sale Securities and Cash Flow Hedges (1)	Foreign Currency Translation Adjustment (1)	Changes in Pension and Postretirement Defined Benefit Plans (1)
Balance as of September 30, 2013	$(0.3)	$(4.6)	$(30.8)
OCI before reclassifications (2)	0.1	5.8	0.1
Amounts reclassified out of AOCL	-	-	0.5
Net current period OCI	0.1	5.8	0.6
Balance as of December 31, 2013	$(0.2)	$1.2	$(30.2)

(1) All amounts are net of tax.
(2)  Net of tax of $0.0, $0.0, and ($0.1) for available-for-sale securities and cash flow hedges, foreign currency translation adjustment, and change in pension and postretirement defined benefit plans, respectively.

The following table represents the items reclassified out of AOCL and the related tax effects for the first quarter of fiscal 2014:

Quarterly Period Ended December 31, 2013
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense and postretirement healthcare costs (1)	$0.8
Tax expense	0.3
Net of tax	$0.5

(1) Reclassified from AOCL into cost of goods sold and selling and administrative expenses. These components are included in the computation of net periodic pension expense.

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

The following table summarizes our financial assets measured at fair value on a recurring basis included in our Condensed Consolidated Balance Sheet, as of December 31, 2013:
		Fair Value Measurements
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$117.6	$117.6	$-	$-
Available-for-sale marketable securities	7.3	-	-	7.3
Total assets at fair value	$124.9	$117.6	$-	$7.3

At both December 31, 2013 and September 30, 2013, we had $7.3 million of available-for-sale marketable securities, consisting of AAA rated investment securities, primarily student loan auction rate securities (“ARS”). The carrying value of the investments are net of temporary valuation adjustments of approximately $0.5 million at each date. Since these valuation adjustments are deemed to be temporary, they are recorded in AOCL, net of a related tax benefit.  During the first quarter of fiscal 2014, we did not recognize any realized gains or losses related to these investments. While we continue to earn interest on the ARS at the contractual rate, these investments are not currently being bought and sold in an active market and therefore do not have readily determinable market values.  At December 31, 2013, our investment advisors provided a valuation based on unobservable inputs for the ARS.  The investment advisors utilized a discounted cash flow approach (an “income approach”) to arrive at this valuation, which was corroborated by separate and comparable discounted cash flow analysis prepared by us.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit spread related yield and illiquidity premiums and expected holding periods of the ARS.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

8.  Special Charges

Over the past several years, we have placed a focus on improving our cost structure and business processes through various means including consolidation of certain manufacturing and back office operations, product rationalizations and various other organizational changes.  Activity related to these actions during fiscal 2014 was as follows:

	Balance				Balance
	September 30, 2013	Expenses	Cash Payments	Reversals	December 31, 2013

Fiscal 2014 Action	$-	$1.1	$(0.1)	$-	$1.0
Prior Restructuring Actions	2.9	-	(0.8)		2.1
	$2.9	$1.1	$(0.9)	$-	$3.1

During the first quarter of fiscal 2014, we initiated a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant meeting specific eligibility requirements and other minor reduction in force actions.  These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of approximately $1 million for lump sum payments under the program and severance and other benefits provided to other affected employees.  These actions and cash expenditures will be substantially complete by the end of fiscal 2014.  See Note 15 for further details on a restructuring program announced during the second quarter of fiscal 2014.

9.  Income Taxes

The effective tax rate for the three-month period ended December 31, 2013 was 32.0 percent, which was the same as the comparable period in the prior year.

The effective tax rate in the current period would have been lower than the prior year due to higher projected earnings in lower-rate jurisdictions except that the prior year period was favorably impacted by $0.4 million of period tax benefits compared to immaterial period tax expense in the current year.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended December 31
	2013	2012

Net income	$13.2	$24.0

Average shares outstanding - Basic	58,230	60,903
Add potential effect of exercise of stock options
and other unvested equity awards	912	203
Average shares outstanding - Diluted	59,142	61,106

Net income per common share - Basic	$0.23	$0.39

Net income per common share - Diluted	$0.22	$0.39

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	375	2,135

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $2.3 million for the quarterly period ended December 31, 2013 and $2.1 million for the comparable prior year period.

12.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  In the first quarter of fiscal 2014, we initiated a field corrective action on products within our patient support systems product line and recognized net charges of $1.2 million to cover the estimated costs associated with field corrective actions.  During the first quarter of fiscal 2013, we initiated a field corrective action on one of our med-surg product lines related to an electronics issue and recognized a charge of $2.5 million for this action.  These field corrective actions do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended December 31
	2013	2012

Balance at beginning of period	$38.1	$42.2
Provision for warranties during the period	4.6	6.6
Warranty claims during the period	(5.4)	(6.8)
Balance at end of period	$37.3	$42.0

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. During the first quarter of fiscal 2014, we changed our definition of divisional income within our internal reporting to management to exclude the impacts of acquisition-related intangible asset amortization.  As a result, we have changed our segment reporting to reflect the way management views the business. The prior year segment information included below has been updated to reflect these changes.

Our operating structure contains the following reporting segments:

•	North America - sells and rents our patient care and near-patient technologies and services, as well as our health information technology solutions, in the U.S. and Canada.

•	Surgical and Respiratory Care - sells and rents our surgical and respiratory care products.

•	International - sells and rents similar products as our North America segment in regions outside of the U.S. and Canada.

Our performance under each reportable segment is measured on a divisional income basis before corporate expenses and other non-allocated operating costs, impairment of goodwill and other intangibles, litigation, special charges, and acquisition-related intangible asset amortization.  Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Corporate expenses and other non-allocated operating costs, while not considered a segment, are presented separately to aid in the reconciliation of segment information to consolidated financial information. Corporate expenses include functional expenses that support the entire organization such as administration, finance, legal and human resources.  Other non-allocated operating costs generally include expenses associated with strategic developments, acquisition-related intangible asset amortization, and other events that are not indicative of operating trends.  We exclude such amounts from divisional income to allow management to evaluate and understand divisional operating trends without the effects of such items.

	Quarterly Period Ended December 31
	2013	2012
Revenue:
North America	$205.5	$234.7
Surgical and Respiratory Care	63.3	59.0
International	124.6	134.7
Total revenue	$393.4	$428.4

Divisional income:
North America	$28.0	$45.5
Surgical and Respiratory Care	14.6	14.1
International	5.5	10.1

Other operating costs:
Corporate expenses and other non-allocated operating costs	25.7	32.6
Special charges	1.0	-
Operating profit	21.4	37.1

Interest expense	(2.0)	(2.3)
Investment income and other, net	-	0.5
Income before income taxes	$19.4	$35.3

14.  Commitments and Contingencies

General

We are subject to various claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters.  Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance.  It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

15.  Subsequent Events

On January 23, 2014, we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, establishing a shared service center in Europe.  These actions will eliminate approximately 350 net positions.  We anticipate substantially completing the U.S. portion of the restructuring during the second quarter of fiscal 2014.  We expect the restructuring in Europe to be completed over a period of at least two years.

Restructuring charges associated with completing all actions are expected to be approximately $50 million, with $15 million to $20 million to be incurred in the second quarter of fiscal 2014.  The remaining charges will be incurred throughout the restructuring period.

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

Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from those set forth in any forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”.  We assume no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2013 Form 10-K.

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

Use of Non-GAAP Financial Measures

The accompanying Condensed Consolidated Financial Statements, including the related notes, are presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  We provide non-GAAP measures, including adjusted income before taxes, income tax expense and diluted earnings per share results, because we use these measures internally for planning, forecasting and evaluating the performance of the business.

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

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.  We disclose segment information that is consistent with the way in which management operates and views the business. During the first quarter of fiscal 2014, we changed our definition of divisional income within our internal reporting to management to exclude the impacts of acquisition-related intangible asset amortization.  As a result, we have changed our segment reporting to reflect the way management views the business. The prior year segment information included has been updated to reflect these changes.

Our performance under each reportable segment is measured on a divisional income basis before corporate expenses and other non-allocated operating costs, impairment of goodwill and other intangibles, litigation, special charges, and acquisition-related intangible asset amortization.  Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Net Revenue

	Quarterly Period Ended December 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenue:
Capital sales	$295.5	$324.4	(8.9)	(9.6)
Rental revenue	97.9	104.0	(5.9)	(6.3)
Total Revenue	$393.4	$428.4	(8.2)	(8.8)

Capital sales decreased for the three-month period ended December 31, 2013, due to lower U.S. patient support systems sales and sales declines in the Middle East and Latin America.  Sales increases within the Surgical and Respiratory Care segment partially offset the decreases in the North America and International segments.  Capital order trends continue to be uneven as our customers continue to closely watch their expenditures, looking for clarity in the evolving healthcare marketplace.  International sales outside of the Middle East and Latin America improved slightly.

Rental revenue declined in the North America and Surgical and Respiratory Care segments for the three-month period, which was partially offset by improved International rental revenue.  The North America and Surgical and Respiratory Care declines were primarily due to lower volumes and continued pricing pressure.  In our North America segment, revenue was down in all key areas.  In Surgical and Respiratory Care, revenue declined on lower respiratory care volumes and pricing.  International rental revenue increased 7.1 percent on a reported basis and 3.1 percent on a constant currency basis.

Gross Profit
	Quarterly Period Ended December 31		Percentage Change
	2013	2012
Gross Profit
Capital	$124.3	$135.5	(8.3)
Percent of Related Revenue	42.1%	41.8%

Rental	$52.5	$55.9	(6.1)
Percent of Related Revenue	53.6%	53.8%

Total Gross Profit	$176.8	$191.4	(7.6)
Percent of Total Revenue	44.9%	44.7%

Capital gross profit decreased 8.3 percent, while gross margin increased 30 basis points for the three-month period ended December 31, 2013.  The margin increase is due to lower current year field corrective charges and the prior year recognition of $2.5 million of inventory step-up cost associated with purchase accounting for the Aspen Surgical acquisition, partially offset by unfavorable product mix on lower U.S. patient support systems sales.

Rental gross profit decreased 6.1 percent and gross margin decreased 20 basis points for the three-month period ended December 31, 2013.  This margin decline is due to lower revenue and the reduced leverage of our fleet and field service infrastructure as revenue has declined quicker than our field service costs, along with continued pricing pressure.

Other

	Quarterly Period Ended December 31
	2013	2012

Research and development expenses	$16.4	$17.2
Percent of Total Revenue	4.2%	4.0%

Selling and administrative expenses	$138.0	$136.1
Percent of Total Revenue	35.1%	31.8%

Litigation charge	$-	$1.0

Special charges	$1.0	$-

Interest expense	$(2.0)	$(2.3)
Investment income and other, net	$-	$0.5

Research and development expenses decreased 4.7 percent for the three-month period ended December 31, 2013 due to the recent completion of several new product launches.  Selling and administrative expenses increased for the period by 330 basis points, most notably related to $1.9 million of medical device tax that was not yet implemented in the prior year period, higher FDA remediation costs, and the effect of lower revenue.

During the first quarter of fiscal 2014, we announced a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant meeting specific eligibility requirements and other minor reduction in force actions.  These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of $1.0 million for lump sum payments under the program and severance and other benefits provided to other affected employees.  These actions and cash expenditures will be substantially complete by the end of fiscal 2014.

Reported and Adjusted Earnings

	Quarterly Period Ended December 31, 2013			Quarterly Period Ended December 31, 2012
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$19.4	$6.2	$0.22	$35.3	$11.3	$0.39
Adjustments:
Acquisition and integration costs	1.9	0.6	0.02	3.5	1.2	0.04
Acquisition-related intangible asset amortization	6.9	2.2	0.08	7.2	2.5	0.08
Field corrective actions	1.2	0.4	0.01	2.5	0.9	0.03
FDA remediation expenses	0.9	0.4	0.01	-	-	-
Litigation charge	-	-	-	1.0	0.4	0.01
Special charges	1.0	0.4	0.01	-	-	-
Adjusted Earnings	$31.3	$10.2	$0.36	$49.5	$16.3	$0.54

* Does not add due to rounding.

The effective tax rate for the three-month period ended December 31, 2013 was 32.0 percent, which was the same as the comparable period in the prior year.

The effective tax rate in the current period would have been lower than the prior year due to higher projected earnings in lower-rate jurisdictions except that the prior year period was favorably impacted by $0.4 million of period tax benefits compared to immaterial period tax expense in the current year.

The adjusted effective tax rate for the three-month period ended December 31, 2013 was 32.6 compared to 32.9 percent for the comparable period in the prior year.

Net income was $13.2 million for the first quarter ended December 31, 2013 compared to $24.0 million in the prior year period.  On an adjusted basis, net income decreased $12.1 million, or 36 percent.  Diluted earnings per share decreased 44 percent on a reported basis and 33 percent on an adjusted basis.

Subsequent Events

On January 23, 2014, we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, establishing a shared service center in Europe.  These actions will eliminate approximately 350 net positions.  We anticipate substantially completing the U.S. portion of the restructuring during the second quarter of fiscal 2014.  We expect the restructuring in Europe to be completed over a period of at least two years.

When all actions are complete, savings are expected to be approximately $30 million on an annual basis.  Restructuring charges associated with completing all actions are expected to be approximately $50 million, with $15 million to $20 million to be incurred in the second quarter of fiscal 2014.  The remaining charges will be incurred throughout the restructuring period.

Business Segment Results of Operations

	Quarterly Period Ended December 31		Percentage Change
				Constant
	2013	2012	As Reported	Currency
Revenue:
North America	$205.5	$234.7	(12.4)	(12.2)
Surgical and Respiratory Care	63.3	59.0	7.3	7.3
International	124.6	134.7	(7.5)	(9.9)
Total revenue	$393.4	$428.4	(8.2)	(8.8)

Divisional income:
North America	$28.0	$45.5	(38.5)
Surgical and Respiratory Care	$14.6	$14.1	3.5
International	$5.5	$10.1	(45.5)

North America

North America revenue decreased 12.4 percent for the three-month period ended December 31, 2013.  Capital sales were down for the quarter by 14.3 percent related primarily to volume declines in our U.S. patient support systems sales, which were down in a challenging North American healthcare environment where there is continued pressure on capital spending.  Rental revenue declined in the period by 8.4 percent, with declines in all key areas attributable to continued initiatives by hospitals to control operating costs, resulting in reduced length of stay, and pricing pressures.

North America divisional income decreased for the three-month period due primarily to lower revenue and the resulting decline in gross profit.  The lower gross profit was only partially offset by lower operating expenses, most notably lower selling costs on the lower revenue.  Capital margins declined for the three-month period in response to reduced leverage of manufacturing costs on lower volumes and unfavorable product mix on the lower U.S. patient support system sales.  Rental margins also declined for the period as revenue declined quicker than field infrastructure costs, coupled with continued pricing pressures.

Surgical and Respiratory Care

Surgical and Respiratory Care capital sales increased 11.3 percent for the three-month period ended December 31, 2013, related to higher sales volumes, primarily in our surgical businesses.  Rental revenue decreased 3.9 percent for the three-month period as we continue to experience lower volumes and pricing in our respiratory care business.

Surgical and Respiratory Care divisional income increased on the higher sales volumes and resulting higher gross profit.  Operating expenses were relatively unchanged year over year.

International

International capital sales decreased 9.0 percent for the three-month period ended December 31, 2013, and decreased 11.3 percent on a constant currency basis for the same period, due to weaker sales in the Middle East and Latin America.  Sales in these regions tend to fluctuate based on the timing of large tender deals.  Rental revenue increased during the period by 7.1 percent on a reported basis and 3.1 percent on a constant currency basis.

International divisional income decreased for the three-month period due primarily to lower revenue and the resulting decline in gross profit, coupled with somewhat lower gross margins and higher research and development costs.  The lower gross profit was only partially offset by lower operating expenses, most notably lower selling costs on the lower revenue.  Capital margins declined for the three-month period in response to reduced leverage of manufacturing costs on lower volumes.

Liquidity and Capital Resources

	Quarterly Period Ended December 31
	2013	2012
Cash Flows Provided By (Used In):
Operating activities	$42.3	$64.8
Investing activities	(13.0)	(13.8)
Financing activities	(39.3)	(28.1)
Effect of exchange rate changes on cash	0.2	0.4
(Decrease) Increase in Cash and Cash Equivalents	$(9.8)	$23.3

Operating Activities

Cash provided by operating activities during fiscal 2014 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, along with collections of high year-end receivables.  These sources of cash were only slightly offset by the payout of our performance-based compensation related to our 2013 fiscal year and other working capital activities.  Cash provided by operating activities was down compared to the prior year primarily on lower net income and reduced depreciation and amortization, along with lower net cash provided by working capital activities primarily associated with higher performance-based compensation payments in fiscal 2014.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which increased from the prior year. This increase was partially offset by cash received on the finalization of the purchase price for Völker.

Financing Activities

Cash used for financing activities during fiscal 2014 consisted mainly of treasury stock acquired of $42.1 million and dividend payments of $7.9 million.  The higher cash used in the first quarter of fiscal 2014 compared to 2013 was due to an increase in treasury stock purchases in fiscal 2014 and an increase in our dividends paid for the quarter by $0.0125 per share compared to the prior year. These increases were partially offset by increased borrowings on our revolving line of credit.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

As of December 31, 2013, we held investment securities with a fair value of $7.3 million, which consisted of AAA rated student loan auction rate securities.  We have estimated the current fair value of our portfolio of auction rate securities based on our assessment of liquidity in the auction rate market, including consideration of the credit quality of the underlying securities and the provisions of the respective security agreements.  At December 31, 2013, we have recorded temporary unrealized losses totaling $0.5 million on these securities to reflect the estimated decline in fair value associated with the current illiquidity in the auction rate market. If current market conditions do not improve or worsen, the result could be further realized or unrealized losses or impairments and liquidity and earnings could be adversely affected.

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2013, we had outstanding borrowings of $77.0 million and undrawn letters of credit of $5.2 million under the revolving loan facility, leaving $417.8 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2013.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of December 31, 2013, we had one interest rate swap agreement with a notional amount of $135.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of December 31, 2013 and September 30, 2013 was less than $0.1 million.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We have $49.3 million of senior notes outstanding at various fixed interest rates as of December 31, 2013, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2013, our latest measurement date, our pension plans were underfunded by approximately $43.5 million.  Given the current funded status, we currently do not anticipate any further contributions to our master pension plan in fiscal 2014.

As disclosed in our 2013 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board of Directors.

We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.  We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings, within our set limits.

In September 2013, the Board of Directors approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  In the three-month period ended December 31, 2013, we purchased 1.0 million shares of our common stock for $41.4 million in the open market, leaving $148.6 million available for purchase.  The approval does not have an expiration date and currently there are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2013 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made.  Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses.  If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.  A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.  There have been no material changes to such policies since September 30, 2013.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At December 31, 2013, the notional amount of open foreign exchange contracts was $8.2 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013.  Except as described in the following paragraphs, there have been no material changes to the risk factors described in that report.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.

Over the past few years we have initiated several restructuring, realignment and cost reduction initiatives.  In the second quarter of fiscal 2014 we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, establishing a shared service center in Europe. While we expect to realize efficiencies from these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.

These actions, the resulting costs, and delays or lower than anticipated benefits will also impact our foreign tax positions and may require us to record tax reserves against certain deferred tax assets in our international business.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

October 1, 2013 - October 31, 2013	1,431	$37.05	-	$190.0
November 1, 2013 - November 30, 2013	902,405	41.33	897,022	152.9
December 1, 2013 - December 31, 2013	114,832	41.59	102,978	148.6
Total	1,018,668	$41.36	1,000,000	$148.6

(1)
Shares purchased during the quarter ended December 31, 2013 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of December 31, 2013, a cumulative total of $41.4 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 5.       OTHER INFORMATION

On January 23, 2014, we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, establishing a shared service center in Europe.  These actions will eliminate approximately 350 net positions.  We anticipate substantially completing the U.S. portion of the restructuring during the second quarter of fiscal 2014.  We expect the restructuring in Europe to be completed over a period of at least two years.

Restructuring charges associated with completing all actions are estimated to be approximately $50 million.  These charges will consist of severance and benefit costs ranging from $25 million to $30 million, other compensation costs, including project management and temporary employees, ranging from $8 million to $10 million, other administrative costs, including legal and professional fees, ranging from $8 million to $10 million, and capital expenditures up to $5 million.  We will also remeasure our applicable defined benefit plan obligations once final position reductions have been determined, which we expect to result in charges ranging from $3 million to $5 million. Substantially all of the costs will result in cash payments.

Item 6.              EXHIBITS

A.	Exhibits

10.1	Employment Agreement between Hill-Rom Holdings, Inc. and James Saccaro (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on December 2, 2013)

10.2	Employment Agreement between Hill-Rom Holdings, Inc. and Taylor Smith

10.3	2014 Form of Performance Based Stock Award under the Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC. (Registrant)

DATE: January 23, 2014	By:	/s/ James Saccaro
	Name:	James Saccaro
	Title:	Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)