Form 10-Q
period 2014-03-31
Hill-Rom Holdings, Inc.
filed 2014-05-02
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Common Stock, without par value – 57,220,681 shares as of April 23, 2014.

HILL-ROM HOLDINGS, INC.

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(In millions, except per share data)

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013
Net Revenue
Capital sales	$313.6	$318.3	$609.1	$642.7
Rental revenue	101.7	107.4	199.6	211.4
Total revenue	415.3	425.7	808.7	854.1

Cost of Revenue
Cost of goods sold	169.5	181.7	340.7	370.6
Rental expenses	43.1	47.9	88.5	96.0
Total cost of revenue	212.6	229.6	429.2	466.6

Gross Profit	202.7	196.1	379.5	387.5

Research and development expenses	16.4	18.3	32.8	35.5
Selling and administrative expenses	130.1	141.4	268.1	278.5
Special charges	28.4	2.9	29.4	2.9

Operating Profit	27.8	33.5	49.2	70.6

Interest expense	(2.3)	(2.3)	(4.3)	(4.6)
Investment income and other, net	(0.2)	(1.2)	(0.2)	(0.7)

Income Before Income Taxes	25.3	30.0	44.7	65.3

Income tax expense (Note 9)	28.6	7.7	34.8	19.0

Net Income (Loss)	$(3.3)	$22.3	$9.9	$46.3

Net Income (Loss) per Common Share - Basic	$(0.06)	$0.37	$0.17	$0.76

Net Income (Loss) per Common Share - Diluted	$(0.06)	$0.37	$0.17	$0.76

Dividends per Common Share	$0.1525	$0.1250	$0.2900	$0.2500

Average Common Shares Outstanding - Basic (thousands) (Note 10)	57,303	60,247	57,781	60,565

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	57,303	60,612	58,612	60,818

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013
Net Income (Loss)	$(3.3)	$22.3	$9.9	$46.3

Other Comprehensive Income (Loss):

Available-for-sale securities and currency hedges, net of tax of $0.0
million and $0.2 million for the quarterly periods, and $0.0 million	0.1	0.2	0.2	0.4
and $0.2 million for the year to date periods, respectively

Foreign currency translation adjustment, net of tax of $0.0 million
and $0.1 million for the quarterly periods, and $0.0 million	(0.2)	(9.8)	5.6	(4.3)
and $0.1 million for the year to date periods, respectively

Change in pension and postretirement defined benefit plans, net of tax of $0.4 million and $0.0 million for the quarterly periods, and
$0.8 million and $0.0 million for the year to date periods, respectively	0.5	-	1.1	-

Total Other Comprehensive Income (Loss)	0.4	(9.6)	6.9	(3.9)

Total Comprehensive Income (Loss)	$(2.9)	$12.7	$16.8	$42.4

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$120.3	$127.4
Trade accounts receivable, net of allowances (Note 2)	346.0	361.8
Inventories (Note 2)	120.0	118.3
Deferred income taxes (Notes 1 and 9)	42.5	48.2
Other current assets	32.5	32.3
Total current assets	661.3	688.0

Property, plant and equipment, net (Note 2)	222.4	234.3
Goodwill (Notes 3 and 4)	351.6	342.8
Software and other intangible assets, net (Note 2)	237.8	252.7
Deferred income taxes (Notes 1 and 9)	19.3	37.5
Other assets	27.9	31.5
Total Assets	$1,520.3	$1,586.8

LIABILITIES
Current Liabilities
Trade accounts payable	$66.5	$80.8
Short-term borrowings (Note 5)	124.7	81.2
Accrued compensation	68.7	92.4
Accrued product warranties (Note 12)	34.1	38.1
Other current liabilities	64.1	52.9
Total current liabilities	358.1	345.4

Long-term debt (Note 5)	218.6	225.8
Accrued pension and postretirement benefits (Note 6)	55.8	52.6
Deferred income taxes (Notes 1 and 9)	51.7	67.0
Other long-term liabilities	31.8	37.3
Total Liabilities	716.0	728.1

Commitments and Contingencies (Note 14)	-	-

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	126.9	122.7
Retained earnings	1,466.8	1,473.8
Accumulated other comprehensive loss (Note 7)	(28.8)	(35.7)
Treasury stock, at cost (Note 2)	(765.0)	(706.5)
Total Shareholders' Equity	804.3	858.7
Total Liabilities and Shareholders' Equity	$1,520.3	$1,586.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Period Ended March 31
	2014	2013
Operating Activities
Net income	$9.9	$46.3
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	33.6	36.9
Amortization	7.0	9.4
Acquisition-related intangible asset amortization	13.8	13.9
Provision for deferred income taxes	6.5	(9.4)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	7.8	0.3
Stock compensation	9.0	7.6
Excess tax benefits from employee stock plans	0.6	(0.3)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	15.8	33.3
Inventories	0.9	(3.8)
Other current assets	(1.3)	(7.8)
Trade accounts payable	(14.5)	(6.5)
Accrued expenses and other liabilities	(14.6)	(3.1)
Other, net	3.4	(4.1)
Net cash provided by operating activities	77.9	112.7

Investing Activities
Capital expenditures and purchases of intangible assets	(31.4)	(34.4)
Proceeds on sale of property and equipment leased to others	1.3	4.8
Payment for acquisition of businesses, net of cash acquired	(9.7)	(0.2)
Net cash used in investing activities	(39.8)	(29.8)

Financing Activities
Net change in short-term debt	(0.2)	-
Borrowings (payments) on revolving credit facility	41.0	(20.0)
Proceeds from long-term debt	0.6	-
Payment of long-term debt	(5.0)	(5.3)
Purchase of noncontrolling interest	(1.0)	(1.0)
Payment of cash dividends	(16.7)	(15.0)
Proceeds on exercise of stock options	7.4	5.0
Proceeds from stock issuance	1.3	1.3
Excess tax benefits from employee stock plans	(0.6)	0.3
Treasury stock acquired	(71.6)	(44.0)
Net cash used in financing activities	(44.8)	(78.7)

Effect of exchange rate changes on cash	(0.4)	(1.2)

Net Cash Flows	(7.1)	3.0

Cash and Cash Equivalents:
At beginning of period	127.4	84.3
At end of period	$120.3	$87.3

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (“2013 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2013 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S and certain prior year amounts have been reclassified to conform to current year presentation.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our accounts receivable reserves (Note 2), accrued warranties (Note 12), income taxes (Note 9) and commitments and contingencies (Note 14), among others.

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

We record cash and cash equivalents, as disclosed on our Condensed Consolidated Balance Sheets, as Level 1 instruments and certain other insignificant derivatives and investments as either Level 2 or 3 instruments.  Refer to Note 5 for disclosure of our debt instrument fair values.

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

As of March 31, 2014, we had $28.5 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.  The valuation allowance was increased in the current period by $19.6 million in recognition of a full valuation allowance on the net deferred tax assets in France.  The need for the valuation allowance was determined to be necessary as a result of cumulative and anticipated future losses, due primarily to additional expenses in France associated with restructuring initiatives that commenced in the quarter.  We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Employee Benefits Change

During the second quarter of fiscal 2014, we implemented a new paid time off policy as part of our employee benefits programs, replacing certain previously existing vacation and sick time policies.  In conjunction with these changes in policies, the vesting provisions with respect to the accumulation of paid time off were delayed resulting in the recognition and utilization of paid time off in the same benefits year.  As a result of this change, significant portions of our existing accrued vacation balance were no longer necessary and we reversed $12.2 million in the quarter to reflect the change in vesting provisions.  We expect an additional benefit of approximately $2 million in the third quarter of fiscal 2014 as this policy change becomes fully implemented.

Recently Issued Accounting Standards

There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2013 Form 10-K except as noted below:

In February 2013, an accounting standards update was issued that amends the reporting of amounts reclassified out of accumulated other comprehensive income. This standard does not change the current requirements for reporting net income or other comprehensive income (“OCI”) in the financial statements. However, the guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the financial statement where net income is presented or in the notes to the financial statements. The standard is effective for fiscal 2014.  See Note 7 for disclosure of our reclassifications out of accumulated other comprehensive loss (“AOCL”).

2.  Supplementary Balance Sheet Information

	March 31, 2014	September 30, 2013

Allowance for possible losses and discounts on trade receivables	$27.9	$30.1

Inventories:
Finished products	$68.5	$66.3
Raw materials and work in process	51.5	52.0
Total inventory	$120.0	$118.3

Accumulated depreciation of property, plant and equipment	$604.2	$587.4

Accumulated amortization of software and other intangible assets	$267.8	$248.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	57,219,965	58,523,392

Treasury shares	23,103,947	21,800,520

3.  Acquisitions

Virtus, Inc.

On March 31, 2014 we completed a stock purchase agreement with the stockholders of Virtus, Inc. (“Virtus”) to acquire the entire equity interest in Virtus; a supplier of finished surfaces and components for our bed and stretcher product lines. The acquisition of Virtus insources a significant component of our supply chain.

The purchase price was $17.6 million ($13.0 million net of cash acquired).  We funded the transaction primarily with borrowings under the revolving credit facility.  The account balances are included in the Condensed Consolidated Balance Sheets as of the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.  These results are preliminary and subject to normal true-up provisions in the stock purchase agreement and other fair value adjustments.

Amount
Inventory	$2.6
Other current assets	5.4
Property, plant, and equipment	1.9
Goodwill	9.6
Current liabilities	(1.7)
Deferred tax liability	(0.2)
Total purchase price	$17.6

Goodwill is not deductible for tax purposes and was allocated to both our North America and International segments.

4.  Goodwill

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2013:
Goodwill	$383.0	$279.0	$153.6	$815.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2013	24.9	279.0	38.9	342.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	7.7	-	(1.6)	6.1
Currency translation effect	-	2.0	0.7	2.7

Balances at March 31, 2014:
Goodwill	390.7	281.0	152.7	824.4
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at March 31, 2014	$32.6	$281.0	$38.0	$351.6

As described in Note 3, we acquired Virtus on March 31, 2014 and recorded goodwill of $9.6 million.  The goodwill was allocated between our North America and International segments based on the expected benefits resulting from the acquisition.

During the first quarter of fiscal 2014, we entered a settlement agreement relating to certain contractual provisions of the Völker purchase agreement.  This settlement reduced the purchase price by $3.5 million, which was recorded as a reduction of goodwill to our International segment.  The purchase price with respect to Völker is now final.

5.  Financing Agreements

Total debt consists of the following:

	March 31, 2014	September 30, 2013
Revolving credit facility	$111.0	$70.0
Term loan, current portion	13.7	11.2
Term loan, long-term portion	168.8	176.2
Unsecured 7.00% debentures due on February 15, 2024	19.5	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.5	0.2
Total debt	343.3	307.0
Less current portion of debt	124.7	81.2
Total long-term debt	$218.6	$225.8

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2014, we had outstanding borrowings of $111.0 million and undrawn letters of credit of $5.2 million under the revolving loan facility, leaving $383.8 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of March 31, 2014.

Unsecured debentures outstanding at March 31, 2014 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both March 31, 2014 and September 30, 2013.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of March 31, 2014, we had one interest rate swap agreement with a notional amount of $132.5 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period from January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of March 31, 2014 and September 30, 2013 was less than $0.1 million.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $54.4 million at March 31, 2014 and $52.5 million at September 30, 2013, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $181.2 million and $185.5 million based on quoted prices for similar liabilities at March 31, 2014 and September 30, 2013.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 1.

6.  Retirement and Postretirement Plans

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

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013
Service cost	$1.3	$1.5	$2.5	$3.0
Interest cost	3.6	3.3	7.2	6.6
Expected return on plan assets	(4.2)	(4.0)	(8.4)	(8.0)
Amortization of unrecognized prior service cost, net	0.1	0.2	0.3	0.3
Amortization of net loss	0.8	1.9	1.6	3.9
Net periodic beneift cost	1.6	2.9	3.2	5.8
Special termination benefits	2.4	-	2.4	-
Net pension expense	$4.0	$2.9	$5.6	$5.8

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

During the second quarter of fiscal 2014, we initiated a domestic early retirement program, which offered certain special termination benefits relating to our pension and postretirement health care plans.  This program and the related special termination benefits resulted in a non-cash charge of $4.5 million, $2.4 million of which related to our master defined benefit retirement plan and $2.1 million for our postretirement health care plan.  Refer to Note 8 for more details.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $3.6 million and $3.3 million in each of the quarterly periods ended March 31, 2014 and 2013; and $7.3 million and $7.0 million in the year to date periods ended March 31, 2014 and 2013.

7.  Other Comprehensive Income

The following table represents the changes in AOCL by component for the year to date period ended March 31, 2014:

	Available-For-Sale Securities and Cash Flow Hedges (1)	Foreign Currency Translation Adjustment (1)	Changes in Pension and Postretirement Defined Benefit Plans (1)
Balance as of September 30, 2013	$(0.3)	$(4.6)	$(30.8)
OCI before reclassifications (2)	0.1	5.6	0.1
Amounts reclassified out of AOCL	0.1	-	1.0
Net current period OCI	0.2	5.6	1.1
Balance as of March 31, 2014	$(0.1)	$1.0	$(29.7)

(1)  All amounts are net of tax.
(2) Net of tax of $0.0, $0.0, and ($0.1) for available-for-sale securities and cash flow hedges, foreign currency translation adjustment, and changes in pension and postretirement defined benefit plans, respectively.

The following table represents the items reclassified out of AOCL and the related tax effects during fiscal 2014:

	Quarterly Period Ended March 31, 2014	Year to Date Period Ended March 31, 2014
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense and postretirement healthcare costs (1)	$0.9	$1.7
Tax expense	0.4	0.7
Net of tax	$0.5	$1.0

Available-for-sale securities and cash flow hedges items:
Recognition of other-than-temporary impairment on investment securities (2)	$0.1	$0.1
Tax expense	-	-
Net of tax	$0.1	$0.1

(1) Reclassified from AOCL into cost of goods sold and selling and administrative expenses. These components are included in the computation of net periodic pension expense and postretirement healthcare costs.
(2) Reclassified from AOCL into other income (expense), net.

8.  Special Charges

We recognized $28.4 million and $2.9 million of special charges for the quarterly periods ended March 31, 2014 and 2013; and $29.4 million and $2.9 million for the year to date periods ended March 31, 2014 and 2013.  These special charges are associated with various organizational restructuring and process transformation programs, as described below.

We previously announced a global restructuring program to improve our cost structure in January 2014.  As part of this program, we offered an early retirement program to certain U.S. employees.  Through this program, other reduction in force actions, and the elimination of certain contractor and open positions, we will eliminate over 200 net positions primarily in the U.S.  This portion of the program resulted in a special charge of $9.7 million related to severance and other benefits to be provided to affected employees.  We also recorded a $4.5 million charge related to special pension and postretirement healthcare plan benefits granted to employees eligible for the early retirement program.  This portion of the restructuring program is substantially complete, but cash expenditures will continue into fiscal year 2015.  The global restructuring program is reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and resulted in severance and benefit charges of $1.8 million and other costs of $0.9 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  We expect to incur $25 million to $30 million of additional European restructuring costs over the next two years.

During March 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Due to this action, we recorded a non-cash impairment charge of $7.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of this strategic decision.  We also eliminated approximately 70 positions and recognized a special charge of $2.0 million related to severance and other benefits for affected employees and $1.8 million in other related costs.  We expect the exit of this business to be substantially complete by the end of fiscal 2014, but certain cash expenditures will extend into fiscal 2015.

During the first quarter of fiscal 2014, we initiated a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant, meeting specific eligibility requirements, and other minor reduction in force actions.  These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of approximately $1 million for lump sum payments under the program and severance and other benefits provided to other affected employees.  This action was substantially complete by the end of the second quarter of fiscal 2014.

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating approximately 100 positions across the Company, including approximately 50 contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  We also reversed $0.6 million of a fiscal 2012 charge that was determined to be excessive during the second quarter of fiscal 2013.  These actions are substantially complete.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during fiscal 2014 was as follows:

	Balance				Balance
	September 30, 2013	Expenses	Cash Payments	Reversals	March 31, 2014

Fiscal 2014 Actions:	$-	$14.6	$(1.0)	$-	$13.6
Prior Restructuring Actions	2.9	-	(1.5)		1.4
	$2.9	$14.6	$(2.5)	$-	$15.0

9.  Income Taxes

The effective tax rate for the quarterly and year to date periods ended March 31, 2014 was 113.0 percent and 77.9 percent, compared to 25.7 percent and 29.1 percent for the comparable periods in the prior year.

The effective tax rates for both the current period and the first six months of fiscal 2014 are higher than the comparable period in fiscal 2013 due primarily to the tax expense in the current period to establish the valuation allowance in France of $19.6 million as previously discussed in Note 1.  This compares to $2.0 million of period tax benefits in the first six months of fiscal 2013 primarily related to the retroactive reinstatement of the research and development tax credit.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013

Net income (loss)	$(3.3)	$22.3	$9.9	$46.3

Average shares outstanding - Basic	57,303	60,247	57,781	60,565
Add potential effect of exercise of stock options
and other unvested equity awards	-	365	831	253
Average shares outstanding - Diluted	57,303	60,612	58,612	60,818

Net income (loss) per common share - Basic	$(0.06)	$0.37	$0.17	$0.76

Net income (loss) per common share - Diluted	$(0.06)	$0.37	$0.17	$0.76

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	1,812	1,594	504	1,800

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.4 million and $5.7 million for the quarterly and year to date periods ended March 31, 2014 and $2.8 million and $4.9 million for the comparable prior year periods.

12.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  The warranty provision for the quarterly and year to date periods ended March 31, 2014 includes net reversals of $1.9 million and $0.7 million as further testing of previously reported issues and actual claims activity supported changes to our prior estimates.  We recorded $5.2 million and $7.7 million of field corrective action charges during the quarterly and year to date periods ended March 31, 2013.  These field corrective actions do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013

Balance at beginning of period	$37.3	$42.0	$38.1	$42.2
Provision for warranties during the period	2.6	10.5	7.2	17.1
Warranty reserves acquired	-	(2.6)	-	(2.6)
Warranty claims during the period	(5.8)	(8.8)	(11.2)	(15.6)
Balance at end of period	$34.1	$41.1	$34.1	$41.1

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

13.  Segment Reporting

We disclose segment information that is consistent with the way in which management operates and views the business. Beginning in fiscal 2014, we changed our definition of divisional income within our internal reporting to management to exclude the impacts of acquisition-related intangible asset amortization.  As a result, we have changed our segment reporting to reflect the way management views the business. The prior year segment information included below has been updated to reflect these changes.

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

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013
Revenue:
North America	$224.5	$239.7	$430.0	$474.4
Surgical and Respiratory Care	65.6	61.2	128.9	120.2
International	125.2	124.8	249.8	259.5
Total revenue	$415.3	$425.7	$808.7	$854.1

Divisional income:
North America	$47.5	$54.6	$75.5	$100.1
Surgical and Respiratory Care	15.7	13.5	30.3	27.6
International	5.2	5.3	10.7	15.4

Other operating costs:
Corporate expenses and other non-allocated operating costs	12.2	37.0	37.9	69.6
Special charges	28.4	2.9	29.4	2.9
Operating profit	27.8	33.5	49.2	70.6

Interest expense	(2.3)	(2.3)	(4.3)	(4.6)
Investment income and other, net	(0.2)	(1.2)	(0.2)	(0.7)
Income before income taxes	$25.3	$30.0	$44.7	$65.3

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

Consolidated Results of Operations

In this section, we provide a high-level overview of our consolidated results of operations.  Immediately following this section is a discussion of our results of operations by reportable segment.  We disclose segment information that is consistent with the way in which management operates and views the business.  Beginning in fiscal 2014, we changed our definition of divisional income within our internal reporting to management to exclude the impacts of acquisition-related intangible asset amortization.  As a result, we have changed our segment reporting to reflect the way management views the business. The prior year segment information included has been updated to reflect these changes.

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

Net Revenue

	Quarterly Period Ended March 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
Capital sales	$313.6	$318.3	(1.5)	(2.0)
Rental revenue	101.7	107.4	(5.3)	(5.6)
Total Revenue	$415.3	$425.7	(2.4)	(2.9)

	Year to Date Period Ended March 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
Capital sales	$609.1	$642.7	(5.2)	(5.9)
Rental revenue	199.6	211.4	(5.6)	(5.9)
Total Revenue	$808.7	$854.1	(5.3)	(5.9)

Capital sales decreased for the three- and six-month periods ended March 31, 2014, due primarily to lower U.S. patient support systems sales.  Sales increases within the Surgical and Respiratory Care segment partially offset decreases in  North America.  Capital order trends continue to be volatile as our customers continue to closely watch their expenditures, looking for clarity in the evolving healthcare marketplace.  International sales were flat for the quarterly period and decreased for the six-month period, primarily due to declines in the Middle East and Europe.

Rental revenue declined in the North America and Surgical and Respiratory Care segments for the three- and six-month periods, which was partially offset by improved International rental revenue due to favorable foreign currency movements.  The North America and Surgical and Respiratory Care declines were primarily due to lower volumes and continued pricing pressure.  In our North America segment, revenue was down in all key areas.  In Surgical and Respiratory Care, revenue declined on lower respiratory care volumes and pricing.  International rental revenue increased 4.6 percent on a reported basis and was flat on a constant currency basis for the three-month period and increased 5.8 percent on a reported basis and 1.6 percent on a constant currency basis for the six-month period.

Gross Profit

	Quarterly Period Ended March 31		Percentage Change
	2014	2013
Gross Profit
Capital	$144.1	$136.6	5.5
Percent of Related Revenue	46.0%	42.9%

Rental	$58.6	$59.5	(1.5)
Percent of Related Revenue	57.6%	55.4%

Total Gross Profit	$202.7	$196.1	3.4
Percent of Total Revenue	48.8%	46.1%

	Year to Date Period Ended March 31		Percentage Change
	2014	2013
Gross Profit
Capital	$268.4	$272.1	(1.4)
Percent of Related Revenue	44.1%	42.3%

Rental	$111.1	$115.4	(3.7)
Percent of Related Revenue	55.7%	54.6%

Total Gross Profit	$379.5	$387.5	(2.1)
Percent of Total Revenue	46.9%	45.4%

Capital gross profit increased 5.5 percent for the quarter and decreased 1.4 percent for the year, while gross margin increased 310 basis points and 180 basis points for the three- and six-month periods ended March 31, 2014.  The margin increases in both periods were favorably impacted by the recognition of a $2.5 million benefit from a change in our employee benefit programs as referenced in Note 1 earlier.  The quarterly period ended March 31, 2014 was also favorably impacted by reversals of $1.9 million associated with previously recorded field corrective action charges compared to $5.2 million of field corrective action charges recorded in the quarterly period ended March 31, 2013.  We reversed $0.7 million of previously recorded field corrective action charges during the year to date period ended March 31, 2014 compared to $7.7 million of field corrective action charges in the prior year period.  Additionally, the margin increase for the six-month period was also impacted by the prior year recognition of $2.5 million of inventory step-up cost associated with purchase accounting for the Aspen Surgical acquisition.

Rental gross profit decreased 1.5 and 3.7 percent and gross margin increased 220 and 110 basis points for the three- and six-month periods ended March 31, 2014.  These margin increases are due to the recognition of a $2.6 million benefit from the employee benefit program change referenced above.

Other

	Quarterly Period Ended March 31		Year to Date Period Ended March 31
	2014	2013	2014	2013

Research and development expenses	$16.4	$18.3	$32.8	$35.5
Percent of Total Revenue	3.9%	4.3%	4.1%	4.2%

Selling and administrative expenses	$130.1	$141.4	$268.1	$278.5
Percent of Total Revenue	31.3%	33.2%	33.2%	32.6%

Special charges	$28.4	$2.9	$29.4	$2.9

Interest expense	$(2.3)	$(2.3)	$(4.3)	$(4.6)
Investment income and other, net	$(0.2)	$(1.2)	$(0.2)	$(0.7)

Research and development expenses decreased 10.4 and 7.6 percent for the three- and six-month periods ended March 31, 2014 due to the recognition of a benefit of $1.1 million associated with the employee benefit program change referenced above, along with the recent completion of several new product launches, which incurred significant completion stage spending in the prior year periods.  Research and development expenses approximated 4 percent of revenue for the three- and six-month periods as we continue to invest in new product development.  Selling and administrative expenses decreased by 190 basis points for the three-month period due to a $6.0 million benefit related to the previously discussed employee benefit program change, lower FDA remediation costs of $1.1 million, lower medical device tax of $0.8 million, and various other cost control initiatives previously implemented.  For the six-month period, selling and administrative expenses decreased $10.4 million due to the employee benefit adjustment and various other cost control initiatives previously implemented, which were partially offset by $1.1 million of incremental medical device tax based on the prior year timing of implementation.  Despite the lower overall spend, selling and administrative expenses increased as a percentage of revenue by 60 basis points on a larger revenue decline.

We previously announced a global restructuring program to improve our cost structure in January 2014.  As part of this program, we offered an early retirement program to certain U.S. employees.  Through this program, other reduction in force actions, and the elimination of certain contractor and open positions, we will eliminate over 200 net positions primarily in the U.S.  This portion of the program resulted in a special charge of $9.7 million related to severance and other benefits to be provided to affected employees.  We also recorded a $4.5 million charge related to special pension and postretirement healthcare plan benefits granted to employees eligible for the early retirement program.  This portion of the restructuring program is substantially complete, but cash expenditures will continue into fiscal year 2015.  The global restructuring program is reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and resulted in certain severance and benefit charges of $1.8 million and other costs of $0.9 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  We expect to incur $25 million to $30 million of additional European restructuring costs over the next two years.  All these actions are anticipated to yield annualized cost savings of approximately $30 million after full implementation.

During March 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Due to this action, we recorded a non-cash impairment charge of $7.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of this strategic decision.  We also eliminated approximately 70 positions and recognized a special charge of $2.0 million related to severance and other benefits for affected employees and $1.8 million in other related costs.  We expect the exit of this business to be substantially complete by the end of fiscal 2014, but certain cash expenditures will extend into fiscal 2015.  These actions are not expected to have a future material impact on the business.

During the first quarter of fiscal 2014, we initiated a plan to improve our cost structure and streamline our organization by offering an early retirement program to certain manufacturing employees in our Batesville, Indiana plant, meeting specific eligibility requirements, and other minor reduction in force actions.  These programs resulted in the elimination of approximately 35 positions and required recognition of a special charge of approximately $1 million for lump sum payments under the program and severance and other benefits provided to other affected employees.  This action was substantially complete by the end of the second quarter of fiscal 2014.

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating approximately 100 positions across the Company, including approximately 50 contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  We also reversed $0.6 million of a fiscal 2012 charge that was determined to be excessive during the second quarter of fiscal 2013.  These actions are substantially complete.

Reported and Adjusted Earnings

	Quarterly Period Ended March 31, 2014			Quarterly Period Ended March 31, 2013
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$25.3	$28.6	$(0.06)	$30.0	$7.7	$0.37
Adjustments:
Acquisition and integration costs	1.7	0.6	0.02	2.2	0.7	0.02
Acquisition-related intangible asset amortization	6.9	2.0	0.09	6.7	2.4	0.07
Field corrective actions	(1.9)	(1.2)	(0.01)	5.2	1.9	0.05
Employee benefits change	(12.2)	(4.7)	(0.13)	-	-	-
FDA remediation expenses	0.8	0.2	0.01	1.9	0.7	0.02
Litigation charge	-	-	-	(0.5)	0.1	(0.01)
Special charges	28.4	9.9	0.32	2.9	1.0	0.03
Foreign valuation allowance	-	(19.6)	0.34	-	-	-
Adjusted Earnings	$49.0	$15.8	$0.57	$48.4	$14.5	$0.56

	Year to Date Period Ended March 31, 2014			Year to Date Period Ended March 31, 2013
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$44.7	$34.8	$0.17	$65.3	$19.0	$0.76
Adjustments:
Acquisition and integration costs	3.6	1.2	0.04	5.7	1.9	0.06
Acquisition-related intangible asset amortization	13.8	4.2	0.16	13.9	4.6	0.15
Field corrective actions	(0.7)	(0.8)	-	7.7	2.8	0.08
Employee benefits change	(12.2)	(4.7)	(0.13)	-	-	-
FDA remediation expenses	1.7	0.6	0.02	1.9	0.7	0.02
Litigation charge	-	-	-	0.5	0.5	-
Special charges	29.4	10.3	0.33	2.9	1.0	0.03
Foreign valuation allowance	-	(19.6)	0.34	-	-	-
Adjusted Earnings	$80.3	$26.0	$0.93	$97.9	$30.5	$1.11

* Does not add due to rounding.

The effective tax rate for the quarterly and year to date periods ended March 31, 2014 was 113.0 percent and 77.9 percent, compared to 25.7 percent and 29.1 percent for the comparable periods in the prior year.

The effective tax rates for both the three- and six-month periods ended March 31, 2014 are higher than the comparable period in fiscal 2013 due primarily to the tax expense in the current period to establish the valuation allowance in France of $19.6 million as previously discussed in Note 1.  This compares to $2.0 million of period tax benefits in the six-month period ended March 31, 2013 primarily related to the retroactive reinstatement of the research and development tax credit.

The adjusted effective tax rate for the three- and six-month periods ended March 31, 2014 was 32.2 percent and 32.4 percent compared to 30.0 percent and 31.2 percent for the comparable periods in the prior year.  The lower effective tax rates in both periods of fiscal 2013 compared to fiscal 2014 are primarily related to the period tax benefits recognized for the reinstatement of the research and development tax credit.

We incurred a net loss of $3.3 million for the second quarter ended March 31, 2014, compared to income of $22.3 million in the prior year period.  On an adjusted basis, net income decreased $0.7 million, or 2.1 percent.  Diluted earnings per share decreased 116.2 percent on a reported basis and increased 1.8 percent on an adjusted basis.  Net income for the year to date period was $9.9 million compared to $46.3 million in the prior year, a decrease of 78.6 percent.  On an adjusted basis, net income decreased $13.1 million or 19.4 percent.  Diluted earnings per share decreased 77.6 percent on a reported basis and 16.2 percent on an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended March 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
North America	$224.5	$239.7	(6.3)	(5.8)
Surgical and Respiratory Care	65.6	61.2	7.2	6.4
International	125.2	124.8	0.3	(2.1)
Total revenue	$415.3	$425.7	(2.4)	(2.9)

Divisional income:
North America	$47.5	$54.6	(13.0)
Surgical and Respiratory Care	$15.7	$13.5	16.3
International	$5.2	$5.3	(1.9)

	Year to Date Period Ended March 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
North America	$430.0	$474.4	(9.4)	(8.9)
Surgical and Respiratory Care	128.9	120.2	7.2	6.8
International	249.8	259.5	(3.7)	(6.2)
Total revenue	$808.7	$854.1	(5.3)	(5.9)

Divisional income:
North America	$75.5	$101.1	(25.3)
Surgical and Respiratory Care	$30.3	$27.6	9.8
International	$10.7	$15.4	(30.5)

North America

North America revenue decreased 6.3 and 9.4 percent for the three- and six-month periods ended March 31, 2014.  Capital sales were down for the quarter by 5.9 and 10.1 percent for the three- and six-month periods related primarily to volume declines in our U.S. patient support systems sales, which were down in a challenging and uncertain North American healthcare environment where there is continued pressure on capital spending.  Rental revenue declined by 7.3 and 7.9 percent for the three- and six-month periods, with declines in all key areas attributable to continued initiatives by hospitals to control operating costs, resulting in reduced length of stay, coupled with continuing pricing pressures.

North America divisional income decreased for the quarterly and year to date periods due primarily to lower revenue and the resulting decline in gross profit.  The lower gross profit was only partially offset by lower operating expenses, most notably lower selling costs and medical device taxes on the lower revenue, along with benefits from previously implemented restructuring programs.  Capital margins were lower for the quarterly and year to date periods due to unfavorable product mix and pricing on lower U.S. patient support system sales and some unfavorable commodity pricing.  Rental margins were generally flat for the three- and six-month periods as the impacts of the lower revenues were offset by lower depreciation expense and reduced field infrastructure costs.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue increased 7.2 percent for both the quarterly and year to date periods ended March 31, 2014.  Capital sales increased 10.6 and 10.9 percent for the quarterly and year to date periods ended March 31, 2014, related to higher sales volumes, primarily in our surgical businesses.  Rental revenue decreased 3.3 and 3.6 percent for the quarterly and year to date periods as we continue to experience lower volumes and pricing in our respiratory care business.

Surgical and Respiratory Care divisional income increased on the higher sales volumes and resulting higher gross profit, along with slightly lower research and development expense.  Operating expenses were relatively unchanged year over year.

International

International revenue was flat for the quarterly period and decreased by 3.7 percent for the year to date period ended March 31, 2014. International capital sales decreased 0.2 and 4.8 percent for the quarterly and year to date periods ended March 31, 2014, which is a decrease of 2.3 and 7.0 percent on a constant currency basis over the same respective periods, due primarily to weaker sales in the Middle East and Europe.  Sales in the Middle East region tend to fluctuate based on the timing of large tender deals, while Europe’s healthcare environment faces pressure on capital spending.  Rental revenue increased 4.6 and 5.8 percent during the quarterly and year to date periods, but were essentially flat on a constant currency basis.

International divisional income was flat for the quarterly period and decreased by 30.5 percent for year to date period ended March 31, 2014.  For the quarterly period, generally flat revenues coupled with slightly improved gross margins on favorable product mix and improved warranty costs, offset by slightly higher operating expenses due to certain employee-related investments in developing markets.  For the year to date period, divisional income decreased primarily due to to lower revenue, although gross margins slightly improved. The decrease was also attributable to higher research and development costs and higher operating costs associated with the employee-related investments in developing markets.

Liquidity and Capital Resources
	Year to Date Period Ended March 31
	2014	2013
Cash Flows Provided By (Used In):
Operating activities	$77.9	$112.7
Investing activities	(39.8)	(29.8)
Financing activities	(44.8)	(78.7)
Effect of exchange rate changes on cash	(0.4)	(1.2)
(Decrease) Increase in Cash and Cash Equivalents	$(7.1)	$3.0

Operating Activities

Cash provided by operating activities during fiscal 2014 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, an impairment loss, stock compensation, and the provision for deferred taxes, along with collections of high year-end receivables.  These sources of cash were only partially offset by the payment of higher year end accounts payable, payout of our performance-based compensation related to our 2013 fiscal year and other working capital activities.  Cash provided by operating activities was down compared to the prior year primarily on lower net income, lower collections of accounts receivable on lower revenues, along with lower net cash provided by working capital activities primarily associated with higher performance-based compensation payments in fiscal 2014.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures and payments for acquisitions. Capital expenditures decreased slightly compared to the prior year, but payments for acquisitions increased primarily due to the purchase of Virtus.  The payments for acquisitions was partially offset by cash received on the finalization of the purchase price for Völker in the first quarter of fiscal 2014.

Financing Activities

Cash used for financing activities during fiscal 2014 consisted mainly of treasury stock acquired of $71.6 million and dividend payments of $16.7 million.  During the six-month period ended March 31, 2014, we increased treasury stock purchases by nearly $28 million and our dividends paid by $0.04 per share compared to the prior year. These increases were offset by borrowings on our revolving line of credit, which reduced cash used for financing activities for the current year period.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2014, we had outstanding borrowings of $111.0 million and undrawn letters of credit of $5.2 million under the revolving loan facility, leaving $383.8 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of March 31, 2014.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of March 31, 2014, we had one interest rate swap agreement with a notional amount of $132.5 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period from January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The fair value as of March 31, 2014 and September 30, 2013 was less than $0.1 million.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We have $49.3 million of senior notes outstanding at various fixed interest rates as of March 31, 2014, classified as long-term in the Condensed Consolidated Balance Sheet.

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

In the year to date period ended March 31, 2014, we purchased 1.7 million shares of our common stock for $70.5 million in the open market, leaving $119.5 million available for purchase.  The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date.  There are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

As of March 31, 2014, $77.3 million of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries.  Portions of this may be subject to U.S. income taxation if repatriated to the U.S.  We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At March 31, 2014, the notional amount of open foreign exchange contracts was $10.1 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Over the past few years we have initiated several restructuring, realignment and cost reduction initiatives.  In the second quarter of fiscal 2014 we initiated a restructuring program to improve our cost structure by reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe. While we expect to realize efficiencies from these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if our restructuring and realignment efforts prove ineffective.

These actions, the resulting costs, and delays or lower than anticipated benefits will also impact our foreign tax positions and may require us to record tax reserves against certain deferred tax assets in our international business, similar to the provision we recognized this quarter with respect to France.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

January 1, 2014 - January 31, 2014	683,307	$42.94	676,597	$119.5
February 1, 2014 - February 28, 2014	145	37.47	-	-
March 1, 2014 - March 31, 2014	2,311	37.70	-	-
Total	685,763	$42.92	676,597	$119.5

(1)
Shares purchased during the quarter ended March 31, 2014 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of March 31, 2014, a cumulative total of $70.5 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.     EXHIBITS

A.	Exhibits

10.1	Separation and Release Agreement between Hill-Rom Holdings, Inc. and Michael O. Oliver dated March 21, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HILL-ROM HOLDINGS, INC. (Registrant)

DATE: May 2, 2014	By:	/s/ James Saccaro
	Name:	James Saccaro
	Title:	Senior Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)