Form 10-Q
period 2014-06-30
Hill-Rom Holdings, Inc.
filed 2014-08-07
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

            Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value – 57,382,299 shares as of July 28, 2014.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013
Net Revenue
Capital sales	$302.8	$323.1	$911.9	$965.8
Rental revenue	94.8	101.1	294.4	312.5
Total revenue	397.6	424.2	1,206.3	1,278.3

Cost of Revenue
Cost of goods sold	168.2	187.5	508.9	558.1
Rental expenses	42.3	46.6	130.8	142.6
Total cost of revenue	210.5	234.1	639.7	700.7

Gross Profit	187.1	190.1	566.6	577.6

Research and development expenses	17.5	16.7	50.3	52.2
Selling and administrative expenses	128.6	136.4	396.7	414.9
Special charges	3.0	0.8	32.4	3.7

Operating Profit	38.0	36.2	87.2	106.8

Interest expense	(2.5)	(2.3)	(6.8)	(6.9)
Investment income and other, net	0.8	-	0.6	(0.7)

Income Before Income Taxes	36.3	33.9	81.0	99.2

Income tax expense (Note 9)	10.2	10.5	45.0	29.5

Net Income	$26.1	$23.4	$36.0	$69.7

Net Income per Common Share - Basic	$0.46	$0.39	$0.62	$1.16

Net Income per Common Share - Diluted	$0.45	$0.39	$0.61	$1.15

Dividends per Common Share	$0.1525	$0.1375	$0.4425	$0.3875

Average Common Shares Outstanding - Basic (thousands) (Note 10)	57,273	59,743	57,612	60,273

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	58,160	60,163	58,499	60,578

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013
Net Income	$26.1	$23.4	$36.0	$69.7

Other Comprehensive Income (Loss):

Available-for-sale securities and cash flow hedges, net of tax of $0.2 million and $0.0 million for the quarterly periods, and $0.2 million
and ($0.2) million for the year to date periods, respectively	(0.5)	-	(0.3)	0.4

Foreign currency translation adjustment, net of tax of $0.0 million and $0.0 million for the quarterly periods, and $0.0 million
and ($0.1) million for the year to date periods, respectively	1.1	(0.2)	6.7	(4.5)

Change in pension and postretirement defined benefit plans, net of tax of ($0.4) million and $0.0 million for the quarterly periods, and
($1.2) million and $0.0 million for the year to date periods, respectively	0.6	-	1.7	-

Total Other Comprehensive Income (Loss)	1.2	(0.2)	8.1	(4.1)

Total Comprehensive Income	$27.3	$23.2	$44.1	$65.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$111.9	$127.4
Trade accounts receivable, net of allowances (Note 2)	331.8	361.8
Inventories (Note 2)	122.1	118.3
Deferred income taxes (Notes 1 and 9)	37.6	48.2
Other current assets	35.3	32.3
Total current assets	638.7	688.0

Property, plant and equipment, net (Note 2)	218.4	234.3
Goodwill (Notes 3 and 4)	353.0	342.8
Software and other intangible assets, net (Note 2)	231.8	252.7
Deferred income taxes (Notes 1 and 9)	19.6	37.5
Other assets	25.4	31.5
Total Assets	$1,486.9	$1,586.8

LIABILITIES
Current Liabilities
Trade accounts payable	$71.7	$80.8
Short-term borrowings (Note 5)	80.0	81.2
Accrued compensation	64.0	92.4
Accrued product warranties (Note 12)	29.0	38.1
Other current liabilities	64.5	52.9
Total current liabilities	309.2	345.4

Long-term debt (Note 5)	214.8	225.8
Accrued pension and postretirement benefits (Note 6)	55.8	52.6
Deferred income taxes (Notes 1 and 9)	45.9	67.0
Other long-term liabilities	30.6	37.3
Total Liabilities	656.3	728.1

Commitments and Contingencies (Note 14)	-	-

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	130.6	122.7
Retained earnings	1,484.1	1,473.8
Accumulated other comprehensive loss (Note 7)	(27.6)	(35.7)
Treasury stock, at cost (Note 2)	(760.9)	(706.5)
Total Shareholders' Equity	830.6	858.7
Total Liabilities and Shareholders' Equity	$1,486.9	$1,586.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Period Ended June 30
	2014	2013
Operating Activities
Net income	$36.0	$69.7
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	49.5	54.1
Amortization	9.6	13.8
Acquisition-related intangible asset amortization	20.9	20.9
Provision for deferred income taxes	4.6	(15.9)
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	7.3	0.4
Stock compensation	13.2	11.3
Excess tax benefits from employee stock plans	0.5	(0.4)
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	29.8	31.4
Inventories	(1.2)	3.9
Other current assets	(4.2)	(2.4)
Trade accounts payable	(9.4)	(15.1)
Accrued expenses and other liabilities	(23.1)	(1.9)
Other, net	0.7	(2.1)
Net cash provided by operating activities	134.2	167.7

Investing Activities
Capital expenditures and purchases of intangible assets	(44.4)	(49.7)
Proceeds on sale of property and equipment leased to others	1.8	5.3
Payment for acquisition of businesses, net of cash acquired	(15.5)	(3.0)
Refund on acquisition of businesses	4.6	2.8
Other	3.2	-
Net cash used in investing activities	(50.3)	(44.6)

Financing Activities
Net change in short-term debt	(0.2)	(0.1)
Borrowings on revolving credit facility	35.0	-
Payments on revolving credit facility	(40.0)	(20.0)
Proceeds from long-term debt	0.6	-
Payment of long-term debt	(7.6)	(8.0)
Purchase of noncontrolling interest	(1.3)	(1.3)
Payment of cash dividends	(25.4)	(23.1)
Proceeds on exercise of stock options	10.2	6.0
Proceeds from stock issuance	1.8	2.1
Excess tax benefits from employee stock plans	(0.5)	0.4
Treasury stock acquired	(71.6)	(69.9)
Net cash used in financing activities	(99.0)	(113.9)

Effect of exchange rate changes on cash	(0.4)	(2.2)

Net Cash Flows	(15.5)	7.0

Cash and Cash Equivalents:
At beginning of period	127.4	84.3
At end of period	$111.9	$91.3

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the period.  Actual results could differ from those estimates.  Examples of such estimates include our income taxes (Notes 1 and 9), accounts receivable reserves (Note 2), accrued warranties (Note 12), and commitments and contingencies (Note 14), among others.

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

As of June 30, 2014, we had $28.4 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.  We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Employee Benefits Change

During the second quarter of fiscal 2014, we implemented a new paid time off policy as part of our employee benefits programs, replacing certain previously existing vacation and sick time policies.  In conjunction with these changes in policies, the vesting provisions with respect to the accumulation of paid time off were delayed resulting in the recognition and utilization of paid time off in the same benefits year.  As a result of this change, significant portions of our existing accrued vacation balance were no longer necessary and we reversed $12.2 million in the second quarter of fiscal 2014 and an additional $1.2 million in the third quarter of fiscal 2014 to reflect the change in vesting provisions.  All accounting with respect to this change in policy is now complete.

Recently Issued Accounting Standards

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of fiscal 2018, ending December 31, 2017.  We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

2.  Supplementary Balance Sheet Information
	June 30, 2014	September 30, 2013

Allowance for possible losses and discounts on trade receivables	$27.1	$30.1

Inventories:
Finished products	$70.9	$66.3
Raw materials and work in process	51.2	52.0
Total inventory	$122.1	$118.3

Accumulated depreciation of property, plant and equipment	$593.7	$587.4

Accumulated amortization of software and other intangible assets	$276.9	$248.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	57,343,865	58,523,392

Treasury shares	22,980,047	21,800,520

3.  Acquisitions

Virtus, Inc.

On March 31, 2014 we completed a stock purchase agreement with the stockholders of Virtus, Inc. (“Virtus”) to acquire the entire equity interest in Virtus: a supplier of finished surfaces and components for our bed and stretcher products. The acquisition of Virtus insources a component of our supply chain.

The purchase price was $17.6 million ($13.0 million net of cash acquired).  We funded the transaction primarily with borrowings under the revolving credit facility.  The account balances are included in the Condensed Consolidated Balance Sheets as of the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.  During the third quarter of fiscal 2014, the remaining provisions of the stock purchase agreement were settled and the purchase price is now final.

Amount
Inventory	$2.6
Other current assets	5.4
Property, plant, and equipment	1.9
Goodwill	9.4
Current liabilities	(1.6)
Deferred tax liability	(0.1)
Total purchase price	$17.6

Goodwill is not deductible for tax purposes and was allocated to both our North America and International segments.

The impact to our total revenue and net income on an unaudited proforma basis, as if the Virtus acquisition had been consummated at the beginning of our 2013 fiscal year, would not have been significant for the periods ended June 30, 2014 and 2013.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2013:
Goodwill	$383.0	$279.0	$153.6	$815.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2013	24.9	279.0	38.9	342.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	7.6	-	(1.7)	5.9
Currency translation effect	-	3.7	0.6	4.3

Balances at June 30, 2014:
Goodwill	390.6	282.7	152.5	825.8
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at June 30, 2014	$32.5	$282.7	$37.8	$353.0

As described in Note 3, we acquired Virtus on March 31, 2014 and recorded goodwill of $9.6 million, which was subsequently adjusted to $9.4 million as of June 30, 2014.  The goodwill was allocated between our North America and International segments based on the expected benefits resulting from the acquisition.

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

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the third quarter of fiscal 2014 and 2013 did not result in any impairments.

A 10 percent reduction in the fair value of any of our reporting units would not result in an impairment charge.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $32.9 million at both June 30, 2014 and September 30, 2013.  Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.  The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2014 and 2013 did not result in impairment.

5.  Financing Agreements

Total debt consists of the following:

	June 30, 2014	September 30, 2013
Revolving credit facility	$65.0	$70.0
Term loan, current portion	15.0	11.2
Term loan, long-term portion	165.0	176.2
Unsecured 7.00% debentures due on February 15, 2024	19.5	19.6
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.5	0.2
Total debt	294.8	307.0
Less current portion of debt	80.0	81.2
Total long-term debt	$214.8	$225.8

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of June 30, 2014, we had outstanding borrowings of $65.0 million and undrawn letters of credit of $5.3 million under the revolving credit facility, leaving $429.7 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of June 30, 2014.

Unsecured debentures outstanding at June 30, 2014 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both June 30, 2014 and September 30, 2013.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of June 30, 2014, we had one interest rate swap agreement with a notional amount of $130.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period from January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2014 and an asset of less than $0.1 million as of September 30, 2013.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $55.9 million at June 30, 2014 and $52.5 million at September 30, 2013, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $178.9 million and $185.5 million based on quoted prices for similar liabilities at June 30, 2014 and September 30, 2013.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 1.

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

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013
Service cost	$1.2	$1.5	$3.7	$4.5
Interest cost	3.6	3.2	10.8	9.8
Expected return on plan assets	(4.2)	(3.9)	(12.6)	(11.9)
Amortization of unrecognized prior service cost, net	0.2	0.1	0.5	0.4
Amortization of net loss	0.8	2.0	2.4	5.9
Net periodic benefit cost	1.6	2.9	4.8	8.7
Special termination benefits	-	-	2.4	-
Net pension expense	$1.6	$2.9	$7.2	$8.7

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

During the second quarter of fiscal 2014, we initiated a domestic early retirement program, which offered certain special termination benefits relating to our pension and postretirement health care plans.  This program and the related special termination benefits resulted in a non-cash charge of $3.5 million, $2.4 million of which related to our master defined benefit retirement plan and $1.1 million for our postretirement health care plan.  The $1.1 million post retirement healthcare charge also reflects a $1.0 million reversal recorded in the third quarter as certain participants elected alternative coverage separate from the postretirement health care plan.  The employee elections were not known until the third quarter of fiscal 2014.  The reversal was recorded to the special charges caption and is offset by charges recorded to reflect our incremental cost associated with the alternative coverage.  Refer to Note 8 for more details.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $4.1 million and $3.7 million in each of the quarterly periods ended June 30, 2014 and 2013, and $11.5 million and $10.6 million in the year to date periods ended June 30, 2014 and 2013.

7.  Other Comprehensive Income

The following table represents the changes in AOCL by component for the year to date period ended June 30, 2014:

	Available-For-Sale Securities and Cash Flow Hedges (1)	Foreign Currency Translation Adjustment (1)	Changes in Pension and Postretirement Defined Benefit Plans (1)
Balance as of September 30, 2013	$(0.3)	$(4.6)	$(30.8)
OCI before reclassifications (2)	(0.4)	6.7	0.1
Amounts reclassified out of AOCL	0.1	-	1.6
Net current period OCI	(0.3)	6.7	1.7
Balance as of June 30, 2014	$(0.6)	$2.1	$(29.1)

(1)  All amounts are net of tax.
(2) Net of tax of $0.2, $0.0, and ($0.1) for available-for-sale securities and cash flow hedges, foreign currency translation adjustment, and changes in pension and postretirement defined benefit plans, respectively.

The following table represents the items reclassified out of AOCL and the related tax effects during fiscal 2014:

	Quarterly Period Ended June 30, 2014	Year to Date Period Ended June 30, 2014
Pension and postretirement defined benefit plan items
Amortization of amounts included in net periodic pension expense and postretirement healthcare costs (1)	$1.0	$2.7
Tax expense	(0.4)	(1.1)
Net of tax	$0.6	$1.6

Available-for-sale securities and cash flow hedges items:
Recognition of other-than-temporary impairment on investment securities (2)	$-	$0.1
Tax expense	-	-
Net of tax	$-	$0.1

(1)  Reclassified from AOCL into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense and postretirement healthcare costs.
(2) Reclassified from AOCL into other income (expense), net.

8.  Special Charges

We recognized $3.0 million and $0.8 million of special charges for the quarterly periods ended June 30, 2014 and 2013; and $32.4 million and $3.7 million for the year to date periods ended June 30, 2014 and 2013.  These special charges are associated with various organizational restructuring and process transformation programs, as described below.

We previously announced a global restructuring program to improve our cost structure in January 2014.  As part of this program, we offered an early retirement program to certain U.S. employees.  Through this program, other reduction in force actions, and the elimination of certain contractor and open positions, we will eliminate over 200 net positions primarily in the U.S.  This portion of the program resulted in a special charge of $10.7 million related to severance and other benefits to be provided to affected employees.  We also recorded a $3.5 million charge related to special pension and postretirement healthcare plan benefits granted to employees eligible for the early retirement program.  As discussed in Note 6, the severance and other benefits and postretirement benefit charge balances reflect a $1.0 million reclassification compared to the second quarter of fiscal 2014.  Subsequently in the third quarter, we reversed $0.4 million of the severance and other benefits accrual due to certain plan participants declining continuing healthcare coverage.  This portion of the restructuring program is substantially complete, but cash expenditures will continue into fiscal year 2015.  The global restructuring program is also reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and has resulted in year to date severance and benefit charges of $3.9 million and other costs of $2.4 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  We expect to incur $20 million to $25 million of additional European restructuring costs over the next two years.

During March 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Due to this action, we recorded a non-cash impairment charge of $7.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of this strategic decision.  We also eliminated approximately 70 positions and recognized a special charge of $2.0 million related to severance and other benefits for affected employees and $1.8 million in other related costs.  During the third quarter, we reversed $0.2 million of the other related costs as the actual number of transferred units varied from our initial estimate.  We expect the exit of this business to be substantially complete by the end of fiscal 2014, but certain cash expenditures will extend into fiscal 2015.

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

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which were contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  We reversed $0.6 million of a fiscal 2012 severance and other benefits charge that was determined to be excessive during the second quarter of fiscal 2013.  During the third quarter of fiscal 2013, we continued actions under the previously announced plan by eliminating 40 additional positions, including approximately 15 contract and open positions.  We incurred a charge of $0.8 million related to the continued action.   These actions were substantially complete by the end of fiscal year 2013, but certain cash expenditures shifted into fiscal 2014.

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during fiscal 2014 was as follows:

	Balance				Balance
	September 30, 2013	Expenses	Cash Payments	Reversals	June 30, 2014

Fiscal 2014 Actions	$-	$17.6	$(4.9)	$(0.4)	$12.3
Prior Restructuring Actions	2.9	-	(2.2)	-	0.7
	$2.9	$17.6	$(7.1)	$(0.4)	$13.0

9.  Income Taxes

The effective tax rate for the quarterly and year to date periods ended June 30, 2014 was 28.1 percent and 55.6 percent, compared to 31.0 percent and 29.7 percent for the comparable periods in the prior year.

The effective tax rate for the current period is lower than the comparable period in fiscal 2013 due primarily to a more favorable mix of earnings in lower tax rate jurisdictions.  The effective tax rate for the year to date period ended June 30, 2014 is higher than the comparable period in fiscal 2013 due primarily to the tax expense recognized in the second quarter of this year to establish a full valuation allowance in France of $19.6 million related to its net deferred tax assets, primarily net operating losses.  This compares to $2.3 million of period tax benefits for the year to date period ended June 30, 2013 primarily related to the retroactive reinstatement of the research and development tax credit.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013

Net income	$26.1	$23.4	$36.0	$69.7

Average shares outstanding - Basic	57,273	59,743	57,612	60,273
Add potential effect of exercise of stock options
and other unvested equity awards	887	420	887	305
Average shares outstanding - Diluted	58,160	60,163	58,499	60,578

Net income per common share - Basic	$0.46	$0.39	$0.62	$1.16

Net income per common share - Diluted	$0.45	$0.39	$0.61	$1.15

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	746	480	497	1,576

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $2.7 million and $8.4 million for the quarterly and year to date periods ended June 30, 2014 and $2.3 million and $7.2 million for the comparable prior year periods.

12.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  The warranty reserve for the quarterly and year to date periods ended June 30, 2014 includes net field corrective action reversals of $1.0 million and $1.7 million as further testing of previously reported issues and actual claims activity supported changes to our prior estimates.  We recorded $4.5 million and $12.2 million of field corrective action charges during the quarterly and year to date periods ended June 30, 2013.  These field corrective actions do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013

Balance at beginning of period	$34.1	$41.1	$38.1	$42.2
Provision for warranties during the period	0.7	8.7	7.9	25.8
Warranty reserves acquired	-	-	-	(2.6)
Warranty claims during the period	(5.8)	(8.4)	(17.0)	(24.0)
Balance at end of period	$29.0	$41.4	$29.0	$41.4

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

	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013
Revenue:
North America	$211.6	$238.9	$641.6	$713.3
Surgical and Respiratory Care	66.2	61.9	195.1	182.1
International	119.8	123.4	369.6	382.9
Total revenue	$397.6	$424.2	$1,206.3	$1,278.3

Divisional income:
North America	$40.0	$50.9	$115.5	$151.0
Surgical and Respiratory Care	17.5	14.2	47.8	41.8
International	4.7	5.6	15.4	21.0

Other operating costs:
Corporate expenses and other non-allocated operating costs	21.2	33.7	59.1	103.3
Special charges	3.0	0.8	32.4	3.7
Operating profit	38.0	36.2	87.2	106.8

Interest expense	(2.5)	(2.3)	(6.8)	(6.9)
Investment income and other, net	0.8	-	0.6	(0.7)
Income before income taxes	$36.3	$33.9	$81.0	$99.2

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

15.  Subsequent Events

On August 1, 2014, we completed a stock purchase agreement with Trumpf International Beteiligungs-GmbH to acquire the entire equity interests in certain of its subsidiaries, including Trumpf Medizin Systeme GmbH + Co. KG, Trumpf Medizin Systeme Beteiligungs-GmbH, Trumpf Medizinsysteme Österreich GmbH, Trumpf Medical Systems Inc., and Trumpf Systèmes Médicaux SAS (collectively, “Trumpf Medical”).  We funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.  Trumpf Medical provides a portfolio of well-established operating room (OR) infrastructure products such as surgical tables, surgical lighting, and supply units and expands our product offerings in these areas.  We are in process of conforming Trumpf Medical’s financial records to U.S. GAAP and determining the purchase price allocation.

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

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading global medical technology company with more than 7,000 employees in over 100 countries. We partner with health care providers by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

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

Net Revenue
	Quarterly Period Ended June 30		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
Capital sales	$302.8	$323.1	(6.3)	(7.3)
Rental revenue	94.8	101.1	(6.2)	(6.8)
Total Revenue	$397.6	$424.2	(6.3)	(7.2)

	Year to Date Period Ended June 30		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
Capital sales	$911.9	$965.8	(5.6)	(6.3)
Rental revenue	294.4	312.5	(5.8)	(6.2)
Total Revenue	$1,206.3	$1,278.3	(5.6)	(6.3)

Capital sales decreased for the three- and nine-month periods ended June 30, 2014, due primarily to lower patient support systems sales.  Sales increases within the Surgical and Respiratory Care segment partially offset decreases in North America and International.  Capital order trends continue to be volatile as our customers continue to closely watch their expenditures, looking for clarity in the evolving healthcare marketplace.  International sales decreased for the three- and nine-month periods, primarily due to declines in the Middle East and Europe.

Rental revenue declined in the North America segment for the three- and nine-month periods ended June 30, 2014 primarily due to lower volumes, continued pricing pressure, and our discontinuance of third-party payer therapy product rentals.  Surgical and Respiratory Care rental revenue increased for the three-month period due to improved volumes in our respiratory care business and was flat for the nine-month period ended June 30, 2014.    International rental revenue decreased on a constant currency basis for the three- and nine-month periods due to pricing pressure.

Gross Profit
	Quarterly Period Ended June 30		Percentage Change
	2014	2013
Gross Profit
Capital	$134.6	$135.6	(0.7)
Percent of Related Revenue	44.5%	42.0%

Rental	$52.5	$54.5	(3.7)
Percent of Related Revenue	55.4%	53.9%

Total Gross Profit	$187.1	$190.1	(1.6)
Percent of Total Revenue	47.1%	44.8%

	Year to Date Period Ended June 30		Percentage Change
	2014	2013
Gross Profit
Capital	$403.0	$407.7	(1.2)
Percent of Related Revenue	44.2%	42.2%

Rental	$163.6	$169.9	(3.7)
Percent of Related Revenue	55.6%	54.4%

Total Gross Profit	$566.6	$577.6	(1.9)
Percent of Total Revenue	47.0%	45.2%

Capital gross profit decreased, while gross margin increased 250 basis points and 200 basis points for the three- and nine-month periods ended June 30, 2014.  The margin increases were favorably impacted by the recognition of a $0.3 million and $2.8 million benefit from a change in our employee benefit programs for the three- and nine-month periods, respectively, as referenced in Note 1 earlier.  The quarterly and year to date periods ended June 30, 2014 were also favorably impacted by reversals of $1.0 million and $1.7 million associated with previously recorded field corrective actions compared to charges of $4.5 million and $12.2 million in the prior year comparable periods.  Additionally, the margin increase for the nine-month period was also impacted by the prior year recognition of $2.5 million of inventory step-up cost associated with purchase accounting for the Aspen Surgical acquisition compared to $0.4 million of inventory step-up cost recognized in the current year for the Virtus acquisition.

Rental gross profit decreased, but gross margin increased 150 and 120 basis points for the three- and nine-month periods ended June 30, 2014.  The margin increases for the three- and nine-month periods are due to the recognition of a $0.2 million and $2.9 million benefit from the employee benefit program change referenced above coupled with lower depreciation expense and field service costs over both the three- and nine-month periods.

Other
	Quarterly Period Ended June 30		Year to Date Period Ended June 30
	2014	2013	2014	2013

Research and development expenses	$17.5	$16.7	$50.3	$52.2
Percent of Total Revenue	4.4%	3.9%	4.2%	4.1%

Selling and administrative expenses	$128.6	$136.4	$396.7	$414.9
Percent of Total Revenue	32.3%	32.2%	32.9%	32.5%

Special charges	$3.0	$0.8	$32.4	$3.7

Interest expense	$(2.5)	$(2.3)	$(6.8)	$(6.9)
Investment income and other, net	$0.8	$-	$0.6	$(0.7)

Research and development expenses increased 4.8 percent for the three-month period and decreased 3.6 percent for the nine-month period ended June 30, 2014, which reflect $0.1 million and $1.2 million of benefits, respectively, associated with the employee benefit program change referenced above.  The three-month period increase in expenses is due to higher spending on new product development initiatives.  Recent completion of several new product launches, which incurred significant completion stage spending in the prior year periods resulted in the nine-month period decrease.  Research and development expenses approximated 4 percent of revenue for the three- and nine-month periods as we continue to invest in new product development.  Selling and administrative expenses decreased $7.8 million for the three-month period due to various cost control initiatives previously implemented and lower variable compensation expenses.  For the nine-month period, selling and administrative expenses decreased $18.2 million for the same reasons outlined for the quarter and an employee benefit adjustment of $6.6 million.  Despite the lower overall spend, selling and administrative expenses were up slightly as a percentage of revenue on the lower revenue.

We previously announced a global restructuring program to improve our cost structure in January 2014.  As part of this program, we offered an early retirement program to certain U.S. employees.  Through this program, other reduction in force actions, and the elimination of certain contractor and open positions, we will eliminate over 200 net positions primarily in the U.S.  This portion of the program resulted in a special charge of $10.7 million related to severance and other benefits to be provided to affected employees.  We also recorded a $3.5 million charge related to special pension and postretirement healthcare plan benefits granted to employees eligible for the early retirement program.  As discussed in Note 6, the severance and other benefits and postretirement benefit charge balances reflect a $1.0 million reclassification compared to the second quarter of fiscal 2014.  Subsequently in the third quarter, we reversed $0.4 million of the severance and other benefits accrual due to certain plan participants declining continuing healthcare coverage.  This portion of the restructuring program is substantially complete, but cash expenditures will continue into fiscal year 2015.  The global restructuring program is also reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and has resulted in year to date severance and benefit charges of $3.9 million and other costs of $2.4 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  We expect to incur $20 million to $25 million of additional European restructuring costs over the next two years.  All these actions are anticipated to yield annualized cost savings of approximately $30 million after full implementation.

During March 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Due to this action, we recorded a non-cash impairment charge of $7.7 million for certain tangible assets for which the carrying values could not be fully recovered as a result of this strategic decision.  We also eliminated approximately 70 positions and recognized a special charge of $2.0 million related to severance and other benefits for affected employees and $1.8 million in other related costs.  During the third quarter, we reversed $0.2 million of the other related costs as the actual number of transferred units varied from our initial estimate.  We expect the exit of this business to be substantially complete by the end of fiscal 2014, but certain cash expenditures will extend into fiscal 2015.

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

During the second quarter of fiscal 2013, we announced a plan to improve our cost structure and streamline our organization by eliminating in excess of 100 positions across the Company, roughly half of which were contract and open positions.  This resulted in a special charge of $1.7 million related to severance and other benefits to be provided to affected employees.  We also incurred a contract termination charge of $0.6 million, a non-cash asset impairment charge of $0.2 million related to a product discontinuance action and $1.0 million in other related costs.  We reversed $0.6 million of a fiscal 2012 severance and other benefits charge that was determined to be excessive during the second quarter of fiscal 2013.  During the third quarter of fiscal 2013, we continued actions under the previously announced plan by eliminating 40 additional positions, including approximately 15 contract and open positions.  We incurred a charge of $0.8 million related to the continued action.   These actions were substantially complete by the end of fiscal year 2013, but certain cash expenditures shifted into fiscal 2014.

Reported and Adjusted Earnings

	Quarterly Period Ended June 30, 2014			Quarterly Period Ended June 30, 2013
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$36.3	$10.2	$0.45	$33.9	$10.5	$0.39
Adjustments:
Acquisition and integration costs	2.8	1.0	0.03	1.2	0.4	0.01
Acquisition-related intangible asset amortization	7.1	2.1	0.08	7.0	2.5	0.08
Field corrective actions	(1.0)	0.2	(0.02)	4.5	1.2	0.06
Employee benefits change	(1.2)	(0.4)	(0.01)	-	-	-
FDA remediation expenses	1.1	0.5	0.01	2.2	0.8	0.02
Special charges	3.0	0.2	0.05	0.8	0.2	0.01
Adjusted Earnings	$48.1	$13.8	$0.59	$49.6	$15.6	$0.57

	Year to Date Period Ended June 30, 2014			Year to Date Period Ended June 30, 2013
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$81.0	$45.0	$0.61	$99.2	$29.5	$1.15
Adjustments:
Acquisition and integration costs	6.4	2.2	0.07	6.9	2.3	0.08
Acquisition-related intangible asset amortization	20.9	6.3	0.25	20.9	7.1	0.23
Field corrective actions	(1.7)	(0.6)	(0.02)	12.2	4.0	0.14
Employee benefits change	(13.4)	(5.1)	(0.14)	-	-	-
FDA remediation expenses	2.8	1.1	0.03	4.1	1.5	0.04
Litigation charge	-	-	-	0.5	0.5	-
Special charges	32.4	10.5	0.37	3.7	1.2	0.04
Foreign valuation allowance	-	(19.6)	0.34	-	-	-
Adjusted Earnings	$128.4	$39.8	$1.51	$147.5	$46.1	$1.67

* Does not add due to rounding.

The effective tax rate for the quarterly and year to date periods ended June 30, 2014 was 28.1 percent and 55.6 percent, compared to 31.0 percent and 29.7 percent for the comparable periods in the prior year.

The effective tax rate for the current quarterly period is lower than the prior year due primarily to a more favorable mix of earnings in lower tax rate jurisdictions.  The effective tax rate for the year to date period ended June 30, 2014 is higher than the comparable period in fiscal 2013 due primarily to the tax expense recognized in the second quarter of this year to establish a full valuation allowance in France of $19.6 million related to its net deferred tax assets, primarily net operating losses.  This compares to $2.3 million of period tax benefits for the year to date period ended June 30, 2013 primarily related to the retroactive reinstatement of the research and development tax credit.

The adjusted effective tax rate for the three- and nine-month periods ended June 30, 2014 was 28.7 percent and 31.0 percent compared to 31.5 percent and 31.3 percent for the comparable periods in the prior year.

Net income of $26.1 million for the third quarter ended June 30, 2014, compared to $23.4 million in the prior year period.  On an adjusted basis, net income increased $0.3 million, or 0.9 percent.  Diluted earnings per share increased 15.4 percent on a reported basis and 3.5 percent on an adjusted basis.  Net income for the year to date period was $36.0 million compared to $69.7 million in the prior year, a decrease of 48.4 percent.  On an adjusted basis, net income decreased $12.8 million or 12.6 percent.  Diluted earnings per share decreased 47.0 percent on a reported basis and 9.6 percent on an adjusted basis.

Business Segment Results of Operations

	Quarterly Period Ended June 30		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
North America	$211.6	$238.9	(11.4)	(11.1)
Surgical and Respiratory Care	66.2	61.9	6.9	5.8
International	119.8	123.4	(2.9)	(6.0)
Total revenue	$397.6	$424.2	(6.3)	(7.2)

Divisional income:
North America	$40.0	$50.9	(21.4)
Surgical and Respiratory Care	$17.5	$14.2	23.2
International	$4.7	$5.6	(16.1)

	Year to Date Period Ended June 30		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
North America	$641.6	$713.3	(10.1)	(9.7)
Surgical and Respiratory Care	195.1	182.1	7.1	6.5
International	369.6	382.9	(3.5)	(6.1)
Total revenue	$1,206.3	$1,278.3	(5.6)	(6.3)

Divisional income:
North America	$115.5	$151.0	(23.5)
Surgical and Respiratory Care	$47.8	$41.8	14.4
International	$15.4	$21.0	(26.7)

North America

North America revenue decreased 11.4 and 10.1 percent for the three- and nine-month periods ended June 30, 2014.  Capital sales were down by 12.2 and 10.8 percent for the three- and nine-month periods related primarily to volume declines in our patient support systems sales, which were down in a challenging and uncertain North American healthcare environment where there is continued pressure on capital spending.  Rental revenue declined by 9.7 and 8.4 percent for the three- and nine-month periods ended June 30, 2014 primarily due to lower volumes, continued pricing pressure, and our discontinuance of third-party payer therapy product rentals.

North America divisional income decreased for the quarterly and year to date periods due primarily to lower revenue and the resulting decline in gross profit.  The lower gross profit, and somewhat higher research and development expenses, were only partially offset by lower operating expenses, most notably lower selling and variable compensation costs, along with benefits from previously implemented restructuring programs.  Capital margins were slightly down for the quarterly and year to date periods on lower volumes.  Rental margins, on the other hand, were up for the three- and nine-month periods as the impact of the lower revenue was offset by lower depreciation expense and reduced field service costs.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue increased 6.9 percent for the quarter and 7.1 percent for the year to date period ended June 30, 2014.  Capital sales increased 7.5 and 9.8 percent for the quarterly and year to date periods ended June 30, 2014, related to higher sales volumes, primarily in our surgical businesses.  Rental revenue increased 5.2 percent for the quarterly period due to improved volume in our respiratory care business and decreased 0.7 percent for the year to date period on the overall lower volumes we experienced in the first half of the year.

Surgical and Respiratory Care divisional income increased on the higher sales volumes and resulting higher gross profit, along with slightly lower research and development expense.  Operating expenses were relatively unchanged for the quarterly period and slightly higher for the year to date period due to incremental investments in the business.

International

International revenue decreased 2.9 percent for the quarter and 3.5 percent for the year to date period ended June 30, 2014.  International capital sales decreased 3.2 and 4.3 percent for the quarterly and year to date periods ended June 30, 2014, which is a decrease of 6.0 and 6.7 percent on a constant currency basis over the same respective periods.  These declines are due primarily to weaker sales in the Middle East and Europe.  Sales in the Middle East region tend to fluctuate based on the timing of large tender deals, while Europe’s healthcare environment continues to face pressure on capital spending similar to that in North America.  Rental revenue decreased 6.0 and 1.0 percent on a constant currency basis for the three- and nine-month periods due to pricing pressure.

International divisional income decreased 16.1 percent for the quarter and decreased by 26.7 percent for year to date period ended June 30, 2014.  The quarterly decrease is due to lower rental gross profit and higher research and development spending, which were partially offset by higher capital gross profit on higher gross margin, primarily on improved product mix.  The year to date decrease is due to lower capital gross profit on lower volumes, although gross margins showed some improvement for the year.  The decrease was also attributable to higher research and development spending and higher operating costs associated with the employee-related investments in developing markets.

Liquidity and Capital Resources
	Year to Date Period Ended June 30
	2014	2013
Cash Flows Provided By (Used In):
Operating activities	$134.2	$167.7
Investing activities	(50.3)	(44.6)
Financing activities	(99.0)	(113.9)
Effect of exchange rate changes on cash	(0.4)	(2.2)
(Decrease) Increase in Cash and Cash Equivalents	$(15.5)	$7.0

Operating Activities

Cash provided by operating activities during fiscal 2014 was driven primarily by net income, adjusted for the non-cash effects of depreciation and amortization, stock compensation, an impairment loss, and the provision for deferred taxes, along with collections of high year-end receivables.  These sources of cash were only partially offset by the payment of higher year end accounts payable, payout of our performance-based compensation related to our 2013 fiscal year and other working capital activities.  Cash provided by operating activities was down compared to the prior year on lower net income and lower net cash provided by working capital activities, primarily associated with higher performance-based compensation payments in fiscal 2014.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures and payments for acquisitions. Capital expenditures decreased compared to the prior year, but payments for acquisitions increased primarily due to the purchase of Virtus.  The payments for acquisitions were partially offset by cash received on the finalization of the purchase price for Völker in the first quarter of fiscal 2014.

Financing Activities

Cash used for financing activities during fiscal 2014 consisted mainly of treasury stock acquired of $71.6 million and dividend payments of $25.4 million.  During the nine-month period ended June 30, 2014, we increased our dividends paid by $0.055 per share compared to the prior year and increased our treasury stock purchases by $1.7 million.  This higher utilization of cash was more than offset by lower repayments on our revolving credit facility of $15 million and higher proceeds on the exercise of stock options and stock issuances of $3.9 million.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

We have a credit facility that provides for revolving loans of up to $500.0 million, plus term loans in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loans by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loans amortize so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of June 30, 2014, we had outstanding borrowings of $65.0 million and undrawn letters of credit of $5.3 million under the revolving credit facility, leaving $429.7 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of June 30, 2014.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of June 30, 2014, we had one interest rate swap agreement with a notional amount of $130.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period from January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2014 and an asset of less than $0.1 million as of September 30, 2013.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

We also have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and are not currently, nor have they historically been, of material size to the overall business.

We have $49.3 million of senior notes outstanding at various fixed interest rates as of June 30, 2014, classified as long-term in the Condensed Consolidated Balance Sheet.

Our pension plans invest in a variety of equity and debt securities.  At September 30, 2013, our latest measurement date, our pension plans were underfunded by approximately $43.5 million.  Given the current funded status, we currently do not anticipate any further contributions to our master pension plan in fiscal 2014.

As discussed in our 2013 Form 10-K, we intend to continue to pay quarterly cash dividends comparable to those paid in the periods covered by these financial statements. However, the declaration and payment of dividends by us will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including financial condition, earnings, capital requirements, covenants associated with debt obligations, legal requirements and other factors deemed relevant by our Board of Directors.

We intend to continue to pursue selective acquisition candidates in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.  We expect to fund future acquisitions primarily with cash on hand, cash flow from operations and borrowings.

On August 1, 2014, we completed a stock purchase agreement with Trumpf Medical.  We funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.

In the year to date period ended June 30, 2014, we purchased 1.7 million shares of our common stock for $70.5 million in the open market, leaving $119.5 million available for purchase.  The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date.  There are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

As of June 30, 2014, $70.7 million of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries.  Portions of this may be subject to U.S. income taxation if repatriated to the U.S.  However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S.  Therefore, we have no need to repatriate this cash for other uses.  We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

There have not been any significant changes since September 30, 2013 impacting our contractual obligations and contingent liabilities and commitments other than the stock purchase agreement we entered with TRUMPF on June 13, 2014.  Refer to Note 15 and Other Liquidity Matters for more details.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of fiscal 2018, ending December 31, 2017.  We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At June 30, 2014, the notional amount of open foreign exchange contracts was $11.7 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

The Company is exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).   As of June 30, 2014, we had one interest rate swap agreement with a notional amount of $130.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period from January 2014 to August 2017.  The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2014.

For additional information on market risks related to our auction rate securities and pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Vice President, Treasurer, and Interim Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

These actions, the resulting costs, and delays or lower than anticipated benefits will also impact our foreign tax positions and may require us to record tax reserves against certain deferred tax assets in our international business, similar to the provision we recognized during the second quarter of fiscal 2014 with respect to France.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

April 1, 2014 - April 30, 2014	358	$36.73	-	$119.5
May 1, 2014 - May 31, 2014	1,379	38.23	-	$119.5
June 1, 2014 - June 30, 2014	30	38.68	-	$119.5
Total	1,767	$37.94	-	$119.5

(1)
Shares purchased during the quarter ended June 30, 2014 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of June 30, 2014, a cumulative total of $70.5 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.     EXHIBITS

A.	Exhibits

10.1
Stock Purchase Agreement dated as of June 13, 2014 between Hill-Rom Holdings, Inc. and Trumpf International Beteiligungs-GmbH to acquire the equity interests in certain of its subsidiaries, including Trumpf Medizin Systeme GmbH + Co. KG, Trumpf Medizin Systeme Beteiligungs-GmbH, Trumpf Medizinsysteme Österreich GmbH, Trumpf Medical Systems Inc., and Trumpf Systèmes Médicaux SAS.  (Incorporated by reference as Exhibit 1.1 filed with the Company’s Form 8-K on June 16, 2014)

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: August 7, 2014	By:	/s/ Michael S. Macek
	Name: Title:	Michael S. Macek Vice President, Treasurer and Interim Chief Financial Officer (duly authorized officer and principal financial officer)