Form 10-Q
period 2014-12-31
Hill-Rom Holdings, Inc.
filed 2015-02-03
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014

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

Common Stock, without par value – 56,506,661 shares as of January 26, 2015.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended December 31
	2014	2013
Net Revenue
Capital sales	$373.4	$295.5
Rental revenue	91.6	97.9
Total revenue	465.0	393.4

Cost of Revenue
Cost of goods sold	220.5	171.2
Rental expenses	44.6	45.4
Total cost of revenue	265.1	216.6

Gross Profit	199.9	176.8

Research and development expenses	21.8	16.4
Selling and administrative expenses	155.1	138.0
Special charges (Note 8)	3.7	1.0

Operating Profit	19.3	21.4

Interest expense	(3.2)	(2.0)
Investment income and other, net	0.9	-

Income Before Income Taxes	17.0	19.4

Income tax expense (Note 9)	4.9	6.2

Net Income	$12.1	$13.2

Net Income per Common Share - Basic	$0.21	$0.23

Net Income per Common Share - Diluted	$0.21	$0.22

Dividends per Common Share	$0.1525	$0.1375

Average Common Shares Outstanding - Basic (thousands) (Note 10)	57,137	58,230

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	58,154	59,142

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended December 31
	2014	2013
Net Income	$12.1	$13.2

Other Comprehensive Income (Loss), net of tax (Note 7):

Available-for-sale securities and currency hedges	(0.4)	0.1
Foreign currency translation adjustment	(22.6)	5.8
Change in pension and postretirement defined benefit plans	0.9	0.6

Total Other Comprehensive Income (Loss), net of tax	(22.1)	6.5

Total Comprehensive Income (Loss)	$(10.0)	$19.7

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share amounts)

	December 31, 2014	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$113.7	$99.3
Trade accounts receivable, net of allowances (Note 2)	374.9	411.0
Inventories (Note 2)	171.3	176.2
Deferred income taxes (Notes 1 and 9)	41.5	40.9
Other current assets	54.8	51.9
Total current assets	756.2	779.3

Property, plant and equipment, net (Note 2)	287.4	261.5
Goodwill (Note 4)	395.7	399.8
Software and other intangible assets, net (Note 2)	247.6	261.1
Deferred income taxes (Notes 1 and 9)	22.8	23.0
Other assets	26.5	27.4
Total Assets	$1,736.2	$1,752.1

LIABILITIES
Current Liabilities
Trade accounts payable	$100.7	$112.7
Short-term borrowings (Note 5)	127.5	126.9
Accrued compensation	62.2	89.2
Accrued product warranties (Note 12)	28.0	28.4
Other current liabilities	81.2	85.1
Total current liabilities	399.6	442.3

Long-term debt (Note 5)	454.8	364.9
Accrued pension and postretirement benefits (Note 6)	76.3	76.9
Deferred income taxes (Notes 1 and 9)	32.1	31.0
Other long-term liabilities	31.1	30.5
Total Liabilities	993.9	945.6

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common Stock (Note 2)	4.4	4.4
Additional paid-in-capital	135.4	134.1
Retained earnings	1,503.2	1,499.8
Accumulated other comprehensive loss (Note 7)	(96.2)	(74.1)
Treasury stock, at cost (Note 2)	(804.5)	(757.7)
Total Shareholders' Equity	742.3	806.5
Total Liabilities and Shareholders' Equity	$1,736.2	$1,752.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Quarter Ended December 31
	2014	2013
Operating Activities
Net income	$12.1	$13.2
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	17.3	16.9
Amortization	2.9	4.0
Acquisition-related intangible asset amortization	8.1	6.9
Provision for deferred income taxes	0.3	(6.6)
Gain on disposal of property, equipment leased to others,
intangible assets and impairments	(0.3)	(0.2)
Stock compensation	4.7	3.6
Excess tax benefits from employee stock plans	(1.0)	0.8
Change in working capital excluding cash, current investments, current debt, acquisitions and dispositions:
Trade accounts receivable	36.1	35.5
Inventories	4.3	(2.3)
Other current assets	(3.2)	3.0
Trade accounts payable	(16.0)	(9.6)
Accrued expenses and other liabilities	(30.6)	(26.6)
Other, net	(3.7)	3.7
Net cash provided by operating activities	31.0	42.3

Investing Activities
Capital expenditures and purchases of intangible assets	(44.9)	(16.8)
Proceeds on sale of property and equipment leased to others	0.5	0.5
Payment for acquisition of businesses, net of cash acquired	-	(1.3)
Refund on acquisition of businesses	-	4.6
Net cash used in investing activities	(44.4)	(13.0)

Financing Activities
Net change in short-term debt	(0.7)	(0.1)
Borrowings on revolving credit facility	95.0	7.0
Proceeds from long-term debt	-	0.6
Payment of long-term debt	(3.8)	(2.5)
Purchase of noncontrolling interest	(1.0)	(0.7)
Payment of cash dividends	(8.6)	(7.9)
Proceeds on exercise of stock options	4.7	6.5
Proceeds from stock issuance	0.7	0.7
Excess tax benefits from employee stock plans	1.0	(0.8)
Treasury stock acquired	(56.9)	(42.1)
Net cash provided by (used in) financing activities	30.4	(39.3)

Effect of exchange rate changes on cash	(2.6)	0.2

Net Cash Flows	14.4	(9.8)

Cash and Cash Equivalents:
At beginning of period	99.3	127.4
At end of period	$113.7	$117.6

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our wholly-owned subsidiaries.  The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2014 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

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

As of December 31, 2014, we had $27.4 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance will be effective for us in the first quarter of fiscal 2018, ending December 31, 2017.  Early adoption is not permitted.  We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

There have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2014 Form 10-K.

2.  Supplementary Balance Sheet Information
	December 31, 2014	September 30, 2014

Allowance for possible losses and discounts on trade receivables	$30.0	$31.4

Inventories:
Finished products	$88.8	$93.5
Raw materials and work in process	82.5	82.7
Total inventory	$171.3	$176.2

Accumulated depreciation of property, plant and equipment	$593.3	$588.1

Accumulated amortization of software and other intangible assets	$291.4	$283.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	56,495,427	57,439,911

Treasury shares	23,828,485	22,884,001

3. Acquisitions

Trumpf Medical

On August 1, 2014, we completed the acquisition of Trumpf Medical (“Trumpf”) and funded the transaction with a combination of cash on hand and borrowings under the revolving credit facility.  Trumpf provides a portfolio of well-established operating room (OR) infrastructure products such as surgical tables, surgical lighting, and supply units and expands our product offerings in the surgical suite.

The purchase price was $229.9 million ($223.6 million net of cash acquired).  The results of Trumpf are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.  During the first quarter of 2015, we made certain adjustments to the opening balance sheet as of the acquisition date. These results are preliminary and subject to normal true-up provisions in the purchase agreement and other fair value adjustments.

Amount

Trade receivables	$66.3
Inventory	63.9
Other current assets	24.3
Property, plant, and equipment	42.1
Goodwill	59.0
Trade name (5-year useful life)	6.7
Customer relationships (10-year weighted average useful life)	15.8
Developed technology (8-year weighted average useful life)	17.8
Other intangibles	4.8
Other noncurrent assets	0.7
Deferred tax asset	14.9
Current liabilities	(72.3)
Long term debt	(6.0)
Noncurrent liabilities	(8.1)
Total purchase price	$229.9

Goodwill was allocated entirely to our Surgical and Respiratory Care segment.  The goodwill related to the acquired German operations will be tax deductible while the remaining goodwill will not be deductible for tax purposes.

On an unaudited proforma basis, as if the Trumpf acquisition had been consummated prior to the earliest date of the financial results presented, our revenue would have been higher by approximately $60 million for the quarter ended December 31, 2013.  As previously disclosed, the impact to net income on an unaudited proforma basis would not have been significant to our financial results for fiscal 2014.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Trumpf business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2014:
Goodwill	$390.6	$333.5	$148.5	$872.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2014	32.5	333.5	33.8	399.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	1.7	-	1.7
Currency translation effect	-	(4.6)	(1.2)	(5.8)

Balances at December 31, 2014:
Goodwill	390.6	330.6	147.3	868.5
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at December 31, 2014	$32.5	$330.6	$32.6	$395.7

As discussed in Note 3, we recorded an adjustment to goodwill during the first quarter of fiscal 2015 related to the Trumpf acquisition completed during the fourth quarter of fiscal 2014.

5.  Financing Agreements

Total debt consists of the following:

	December 31, 2014	September 30, 2014
Revolving credit facility	$360.0	$265.0
Term loan current portion	17.5	16.2
Term loan long-term portion	155.0	160.0
Unsecured 7.00% debentures due on February 15, 2024	19.4	19.4
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	1.4
Total debt	582.3	491.8
Less current portion of debt	127.5	126.9
Total long-term debt	$454.8	$364.9

We have a credit facility that provides for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loan by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loan amortizes so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2014, we had outstanding borrowings of $360.0 million and undrawn letters of credit of $5.3 million under the revolving credit facility, leaving $134.7 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2014.

Unsecured debentures outstanding at December 31, 2014 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both December 31, 2014 and September 30, 2014.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $40.9 million and $42.4 million of outstanding standby letters of credit as of December 31, 2014 and September 30, 2014.  As of December 31, 2014, $38.3 million relates to one standby letter of credit issued in connection with the Trumpf acquisition to guarantee Trumpf’s outstanding debt, which we paid off during the fourth quarter of fiscal 2014.  The expiration date for this letter of credit is January 2015.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of December 31, 2014, we had one interest rate swap agreement with a notional amount of $122.5 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.1 million liability as of December 31, 2014 and an asset of $0.2 million as of September 30, 2014.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $56.3 million at December 31, 2014 and $55.5 million at September 30, 2014, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $171.7 million and $175.2 million based on quoted prices for similar liabilities at December 31, 2014 and September 30, 2014.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 1.

6.  Retirement and Postretirement Plans

We sponsor five defined benefit retirement plans: a master defined benefit retirement plan, a nonqualified supplemental executive defined benefit retirement plan and three defined benefit retirement plans covering employees in Germany and France.  Benefits for such plans are based primarily on years of service and the employee’s level of compensation during specific periods of employment.  We contribute funds to trusts as necessary to provide for current service and for any unfunded projected future benefit obligation over a reasonable period of time for our funded plans.  All of our plans have an annual measurement date of September 30.  The following table includes the components of net pension expense for our defined benefit plans.

	Quarter Ended December 31
	2014	2013
Service cost	$1.4	$1.2
Interest cost	3.7	3.6
Expected return on plan assets	(4.3)	(4.2)
Amortization of unrecognized prior service cost, net	0.1	0.2
Amortization of net loss	1.4	0.8
Net pension expense	$2.3	$1.6

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $4.2 million and $3.7 million in each of the quarterly periods ended December 31, 2014 and 2013.

7.  Other Comprehensive Income

The following table represents the changes in accumulated other comprehensive loss by component:

	Quarter Ended December 31, 2014
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.6)	$-	$(0.6)	$0.2	$(0.4)	$-	$(0.4)	$(0.4)
Foreign currency translation adjustment	(22.6)	-	(22.6)	-	(22.6)	(34.2)	(22.6)	(56.8)
Change in pension and postretirement defined benefit plans	0.1	1.3	1.4	(0.5)	0.9	(39.9)	0.9	(39.0)
Total	$(23.1)	$1.3	$(21.8)	$(0.3)	$(22.1)	$(74.1)	$(22.1)	$(96.2)

	Quarter Ended December 31, 2013
	Other comprehensive income					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$0.1	$-	$0.1	$-	$0.1	$(0.3)	$0.1	$(0.2)
Foreign currency translation adjustment	5.8	-	5.8	-	5.8	(4.6)	5.8	1.2
Change in pension and postretirement defined benefit plans	0.2	0.8	1.0	(0.4)	0.6	(30.8)	0.6	(30.2)
Total	$6.1	$0.8	$6.9	$(0.4)	$6.5	$(35.7)	$6.5	$(29.2)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended December 31
	2014			2013
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$1.3	$(0.5)	$0.8	$0.8	$(0.3)	$0.5

(a) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses. These components are included in the computation of net periodic pension expense.

8.  Special Charges

During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure.  This action included early retirement and reduction in force programs that eliminated over 200 net positions primarily in the U.S., which was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015.  The program is also reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and, for the first quarter of fiscal 2015, has resulted in severance and benefit charges of $2.3 million and other costs of $1.4 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  Since the inception of the global restructuring program through December 31, 2014, we have recognized aggregate special charges of $28.6 million, which are recorded in both fiscal 2014 and 2015.  We expect to incur $15 million to $20 million of additional European restructuring costs through the completion of the program.

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

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during fiscal 2015 was as follows:

Balance at September 30, 2014	$11.7
Expenses	2.3
Cash Payments	(3.5)
Reversals	-
Balance at December 31, 2014	$10.5

9.  Income Taxes

On December 19, 2014, the President signed into law the Tax Increase Prevention Act of 2014 (the Tax Act). The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014.  This credit had previously expired effective December 31, 2013.

The effective tax rate for the three-month period ended December 31, 2014 was 28.8 percent compared to 32.0 percent for the comparable period in the prior year.  The lower tax rate is due to the recognition of period tax benefits principally related to the retroactive reinstatement of the research and development tax credit in the current year.

We expect the reinstatement of the research and development tax credit to favorably impact the effective tax rate for fiscal 2015 by nearly $2 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2015 and the inclusion of the limited current year research credit into the fiscal 2015 effective tax rate.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarterly Period Ended December 31
	2014	2013

Net income	$12.1	$13.2

Average shares outstanding - Basic	57,137	58,230
Add potential effect of exercise of stock options
and other unvested equity awards	1,017	912
Average shares outstanding - Diluted	58,154	59,142

Net income per common share - Basic	$0.21	$0.23

Net income per common share - Diluted	$0.21	$0.22

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	461	375

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.0 million for the quarterly period ended December 31, 2014 and $2.3 million for the comparable prior year period.

12.  Guarantees

We routinely grant limited warranties on our products with respect to defects in material and workmanship.  The terms of these warranties are generally one year, however, certain components and products have substantially longer warranty periods.  We recognize a reserve with respect to these obligations at the time of product sale, with subsequent warranty claims recorded directly against the reserve.  The amount of the warranty reserve is determined based on historical trend experience for the covered products.  For more significant warranty-related matters which might require a broad-based correction, separate reserves are established when such events are identified and the cost of correction can be reasonably estimated.  The existing broad-based corrections do not limit the manufacture, sale or ongoing use of these products.

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended December 31
	2014	2013

Balance at beginning of period	$28.4	$38.1
Provision for warranties during the period	2.9	4.6
Warranty reserves acquired	1.1	-
Warranty claims during the period	(4.4)	(5.4)
Balance at end of period	$28.0	$37.3

In the normal course of business we enter into various other guarantees and indemnities in our relationships with suppliers, service providers, customers, business partners and others.  Examples of these arrangements would include guarantees of product performance, indemnifications to service providers and indemnifications of our actions to business partners.  These guarantees and indemnifications have not historically had, nor do we expect them to have, a material impact on our financial condition or results of operations, although indemnifications associated with our actions generally have no dollar limitations.

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

Our performance under each reportable segment is measured on a divisional income basis before non-allocated operating and administrative costs, acquisition-related intangible asset amortization, impairments, litigation, and special charges.  Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

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

	Quarter Ended December 31
	2014	2013
Revenue:
North America	$225.2	$205.5
Surgical and Respiratory Care	126.3	63.3
International	113.5	124.6
Total revenue	$465.0	$393.4

Divisional income:
North America	$38.5	$28.0
Surgical and Respiratory Care	19.4	14.6
International	2.8	5.5

Other operating costs:
Non-allocated operating and administrative costs	37.7	25.7
Special charges	3.7	1.0
Operating profit	19.3	21.4

Interest expense	(3.2)	(2.0)
Investment income and other, net	0.9	-
Income before income taxes	$17.0	$19.4

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

Universal Hospital Services, Inc. Litigation

On January 13, 2015, Universal Hospital Services, Inc. filed a complaint against us in the United States District Court for the Western District of Texas.  The plaintiff alleges, among other things, that we engaged in certain customer contracting practices in violation of state and federal antitrust laws.  The plaintiff also has asserted claims for tortuous interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. We believe that the allegations are without merit and intend to defend this matter vigorously.

15.  Subsequent Events

During January 2015, we acquired access to two new technologies in our clinical focus areas of respiratory care and surgical safety and efficiency.  Total investment spending was $7.5 million, along with the potential for an additional investment of up to $2.5 million over time.  These investments were funded with available cash on hand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Future Results

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meanings of the Private Securities Litigation Reform Act of 1995, regarding the Company’s future plans, objectives, beliefs, expectations, representations and projections.

Forward-looking statements are not guarantees of future performance, and the Company’s actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in the Company’s previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 Form 10-K”) as well as the discussions in this “Management’s Discussion and Analysis”. The Company assumes no obligation to update or revise any forward-looking statements.

Overview

The following discussion and analysis should be read in conjunction with the accompanying interim financial statements and our 2014 Form 10-K.

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading global medical technology company with more than 7,000 employees worldwide.  We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

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

Our performance under each reportable segment is measured on a divisional income basis before non-allocated operating and administrative costs, acquisition-related intangible asset amortization, impairments, litigation, and special charges.  Divisional income generally represents the division’s gross profit less its direct operating costs along with an allocation of manufacturing and distribution costs, research and development and certain corporate functional expenses.

Net Revenue
	Quarter Ended December 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
Capital sales	$373.4	$295.5	26.4	30.4
Rental revenue	91.6	97.9	(6.4)	(5.4)
Total Revenue	$465.0	$393.4	18.2	21.5

Capital sales increased for the three-month period ended December 31, 2014 due to the Trumpf acquisition and higher patient support systems sales in our North America segment, partially offset by lower sales in our International segment.  Excluding Trumpf, organic sales increased 6.3 percent, or 8.9 percent on a constant currency basis, and orders in our North America segment improved year over year.  Our International segment sales declined due to order delays in Europe.

Rental revenue declined in the North America and International segments for the three-month period, which was partially offset by improved Surgical and Respiratory Care rental revenue.  The North America decline was driven primarily by the discontinuance of third-party payer therapy product rentals and continued pricing pressure.  In Surgical and Respiratory Care, revenue increased on higher respiratory care volumes and organic growth from recent product introductions.  International rental revenue decreased 11.8 percent on a reported basis and 5.9 percent on a constant currency basis due to continued volume and pricing pressure.

Gross Profit
	Quarter Ended December 31		Percentage Change
	2014	2013
Gross Profit
Capital	$152.9	$124.3	23.0
Percent of Related Revenue	40.9%	42.1%

Rental	$47.0	$52.5	(10.5)
Percent of Related Revenue	51.3%	53.6%

Total Gross Profit	$199.9	$176.8	13.1
Percent of Total Revenue	43.0%	44.9%

Capital gross profit increased 23.0 percent, while gross margin decreased 120 basis points for the three-month period ended December 31, 2014.  The margin rate decrease is due to the recognition of $4.8 million of inventory step-up during the first quarter of fiscal 2015 associated with purchase accounting for the Trumpf acquisition.  All inventory step-up related to the Trumpf acquisition has now been recognized.  We experienced improved margins in our North America and International segments and in our organic Surgical and Respiratory Care product lines, but these were offset by the lower Trumpf margins currently being experienced.

Rental gross profit decreased 10.5 percent and gross margin decreased 230 basis points for the three-month period ended December 31, 2014.  This margin decline is due to continued pricing pressure, along with reduced leverage of our fleet and field service infrastructure as we have invested in additional capacity in anticipation of higher volumes in fiscal 2015 from recent contract wins.

Other
	Quarter Ended December 31
	2014		2013

Research and development expenses	$21.8		$16.4
Percent of Total Revenue	4.7%		4.2%

Selling and administrative expenses	$155.1		$138.0
Percent of Total Revenue	33.4%	%	35.1%

Special charges	$3.7		$1.0

Interest expense	$(3.2)		$(2.0)
Investment income and other, net	$0.9		$-

Research and development expenses increased 32.9 percent for the three-month period ended December 31, 2014 primarily due to the addition of Trumpf spending and additional investment in new product development initiatives.  As a percentage of total revenue, selling and administrative expenses decreased for the period by 170 basis points due to higher revenue and ongoing cost control initiatives.  However, the $17.1 million increase in selling and administrative expenses is driven primarily by the acquisition of Trumpf, along with higher acquisition and integration, medical device tax, and variable compensation costs, all of which are partially offset by ongoing cost control initiatives.

During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure.  This action included early retirement and reduction in force programs that eliminated over 200 net positions primarily in the U.S., which was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015.  The program is also reducing our European manufacturing capacity and streamlining our global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and, for the first quarter of fiscal 2015, has resulted in severance and benefit charges of $2.3 million and other costs of $1.4 million related to legal and professional fees, temporary labor, project management, and other administrative functions.  Since the inception of the global restructuring program through December 31, 2014, we have recognized aggregate special charges of $28.6 million, which are recorded in both fiscal 2014 and 2015.  We expect to incur $15 million to $20 million of additional European restructuring costs through the completion of the program.  All these actions are anticipated to yield annual cost savings of approximately $30 million, once all actions are fully implemented.

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

Reported and Adjusted Earnings

	Quarter Ended December 31, 2014			Quarter Ended December 31, 2013
	Income Before Income Taxes	Income Tax Expense	Diluted EPS	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$17.0	$4.9	$0.21	$19.4	$6.2	$0.22
Adjustments:
Acquisition and integration costs	8.9	2.8	0.10	1.9	0.6	0.02
Acquisition-related intangible asset amortization	8.1	2.2	0.10	6.9	2.2	0.08
FDA remediation expenses	0.5	0.2	0.01	0.9	0.4	0.01
Field corrective actions	1.1	0.5	0.01	1.2	0.4	0.01
Special charges	3.7	0.2	0.06	1.0	0.4	0.01
Adjusted Earnings	$39.3	$10.8	$0.49	$31.3	$10.2	$0.36

* Does not add due to rounding.

On December 19, 2014, the President signed into law the Tax Increase Prevention Act of 2014 (the Tax Act). The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014.  This credit had previously expired effective December 31, 2013.

The effective tax rate for the three-month period ended December 31, 2014 was 28.8 percent compared to 32.0 percent for the comparable period in the prior year.  The lower tax rate is due to the recognition of period tax benefits principally related to the retroactive reinstatement of the research and development tax credit in the current year.

We expect the reinstatement of the research and development tax credit to favorably impact the effective tax rate for fiscal 2015 by nearly $2 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2015 and the inclusion of the limited current year research credit into the fiscal 2015 effective tax rate.

The adjusted effective tax rate for the three-month period ended December 31, 2014 was 27.5 compared to 32.6 percent for the comparable period in the prior year.  The lower rate in fiscal 2015 is due primarily to the benefit of lower taxes on foreign earnings and the effect of the research and development tax credit as outlined above.

Net income was $12.1 million for the first quarter ended December 31, 2014 compared to $13.2 million in the prior year period.  On an adjusted basis, net income increased $7.4 million, or 35.1 percent.  Diluted earnings per share decreased 4.5 percent on a reported basis and increased 36.1 percent on an adjusted basis.

Business Segment Results of Operations

	Quarter Ended December 31		Percentage Change
				Constant
	2014	2013	As Reported	Currency
Revenue:
North America	$225.2	$205.5	9.6	9.9
Surgical and Respiratory Care	126.3	63.3	99.5	106.2
International	113.5	124.6	(8.9)	(2.5)
Total revenue	$465.0	$393.4	18.2	21.5

Divisional income:
North America	$38.5	$28.0	37.5
Surgical and Respiratory Care	$19.4	$14.6	32.9
International	$2.8	$5.5	(49.1)

North America

North America revenue increased 9.6 percent for the three-month period ended December 31, 2014.  Capital sales were up for the quarter by 19.0 percent primarily due to higher patient support system sales.  Rental revenue declined in the period by 8.9 percent, which is primarily due to our discontinuance of third-party payer therapy product rentals in the second half of fiscal 2014 and continued pricing pressure.  Excluding the effects of our discontinuance of third-party payer therapy product rentals, rental revenue would have declined 1 percent.

North America divisional income increased 37.5 percent for the three-month period due primarily to increased revenue,  slightly lower operating costs as a result of our restructuring programs, and lower research and development costs.  Capital margins improved for the three-month period due to higher volume and lower direct input costs.  Rental margins declined during the period as a result of continued pricing pressures along with decreased leverage of our fleet and field service infrastructure due to lower rental revenue.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue doubled for the three-month period ended December 31, 2014.  Excluding the impact of Trumpf, organic revenue grew approximately 6 percent on a reported and constant currency basis.  Capital sales increased 127.1 percent related to the impact of the Trumpf acquisition and higher volumes in the organic business.  Rental revenue increased 10.1 percent for the three-month period on higher respiratory care volumes and organic growth from recent product introductions.

Surgical and Respiratory Care divisional income increased on the higher sales volumes and the resulting higher gross profit, despite the lower gross margins currently being experienced at Trumpf.  Divisional income was also favorably impacted by improved leverage of operating expenses as a percentage of revenue.

International

International revenue decreased 8.9 percent on a reported basis and 2.5 percent on a constant currency basis for the three-month period ended December 31, 2014.  Capital sales decreased 8.6 percent on a reported basis and 2.1 percent on a constant currency basis due to order delays in Europe.  Sales in our other international regions tend to fluctuate based on the timing of large tender deals, while Europe’s healthcare environment continues to face pressure on capital spending.  Rental revenue decreased 11.8 percent on a reported basis or 5.9 percent on a constant currency basis, due to continued volume and pricing pressure.

International divisional income decreased for the three-month period due primarily to lower revenue and the resulting decline in gross profit, partially offset by slightly lower operating costs.  Capital margins improved for the three-month period on favorable product mix, but rental margins decreased due to reduced leverage of our fleet and field service infrastructure as revenue has declined quicker than our field service costs, along with continued pricing pressure.  Overall, gross margins were nearly flat year over year.

Liquidity and Capital Resources
	Quarter Ended December 31
	2014	2013
Cash Flows Provided By (Used In):
Operating activities	$31.0	$42.3
Investing activities	(44.4)	(13.0)
Financing activities	30.4	(39.3)
Effect of exchange rate changes on cash	(2.6)	0.2
Increase (Decrease) in Cash and Cash Equivalents	$14.4	$(9.8)

Operating Activities

Cash provided by operating activities during the first quarter of fiscal 2015 was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, and stock compensation expense, along with traditional collections of high year-end receivables.  These sources of cash were offset by the payout of our performance-based compensation related to our 2014 fiscal year and other working capital activities.  Cash provided by operating activities was down compared to the prior year primarily on higher payments of taxes, restructuring obligations, and high year-end accounts payable.

Investing Activities

Cash used for investing activities consists mainly of capital expenditures, which increased significantly from the prior year due to investments in our rental fleet to support expected future volume increases from recent contract wins, along with the additional capital expenditures from our Trumpf acquisition.

Financing Activities

Cash provided by financing activities during fiscal 2015 consisted mainly of borrowings on the revolving credit facility, partially offset by treasury stock acquired and dividend payments.  The financing proceeds support the higher rental fleet investment referenced earlier and treasury stock repurchases.  The net cash provided in fiscal 2015 compares to net cash used in fiscal 2014 to pay down debt, acquire treasury stock, and pay dividends.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

We have a credit facility that provides for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  The Company may request to increase the revolving loan commitment and the amount of the term loan by up to an additional $250.0 million.  All amounts due under the credit facility mature upon expiration on August 24, 2017.  The related term loan amortizes so that 37.5 percent of the principal will be repaid over the five year term, with the balance due at maturity.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of December 31, 2014, we had outstanding borrowings of $360.0 million and undrawn letters of credit of $5.3 million under the revolving credit facility, leaving $134.7 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of December 31, 2014.

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $40.9 million and $42.4 million of outstanding standby letters of credit as of December 31, 2014 and September 30, 2014.  As of December 31, 2014, $38.3 million relates to one standby letter of credit issued in connection with the Trumpf acquisition to guarantee Trumpf’s outstanding debt, which we paid off during the fourth quarter of fiscal 2014.  The expiration date for this letter of credit is January 2015.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of December 31, 2014, we had one interest rate swap agreement with a notional amount of $122.5 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.1 million liability as of December 31, 2014 and an asset of $0.2 million as of September 30, 2014.

We have $49.2 million of senior notes outstanding at various fixed interest rates as of December 31, 2014, classified as long-term in the Condensed Consolidated Balance Sheet.

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

During the first quarter of fiscal 2015, we purchased 1.2 million shares of our common stock for $54.8 million in the open market, leaving $64.7 million available for purchase.  The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date.  There are no plans to terminate this program in the future. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

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

As of December 31, 2014, $65.5 million of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries.  Portions of this may be subject to U.S. income taxation if repatriated to the U.S.  However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S.  Therefore, we have no need to repatriate this cash for other uses.  We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Contractual Obligations and Contingent Liabilities and Commitments

Other than the additional long-term borrowings on our revolving credit facility referenced in Note 5 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, there have not been any significant changes since September 30, 2014 impacting our contractual obligations and contingent liabilities and commitments.

Critical Accounting Policies

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made.  Such estimates and assumptions significantly affect various reported amounts of assets, liabilities, revenue and expenses.  If future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected.  A detailed description of our accounting policies is included in Note 1 of Notes to Consolidated Financial Statements and the Critical Accounting Policies Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.  There have been no material changes to such policies since September 30, 2014.

For a further summary of certain accounting policies and estimates and recently issued accounting pronouncements applicable to us, see Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to various market risks, including fluctuations in interest rates, collection risk associated with our accounts and notes receivable portfolio and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At December 31, 2014, the notional amount of open foreign exchange contracts was $8.4 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of December 31, 2014, we had one interest rate swap agreement with a notional amount of $122.5 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.1 million liability as of December 31, 2014 and an asset of $0.2 million as of September 30, 2014.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Form 10-K.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

We completed the acquisition of Trumpf during our fiscal year 2014.  Management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of Trumpf have a material effect on our internal control over financial reporting.  We are currently in the process of incorporating the internal controls and procedures of Trumpf into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Trumpf.  We will report on our assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Additionally, during the first quarter of fiscal 2015, we transitioned certain Völker transaction processing functions to our primary enterprise resource planning (“ERP”) system.  In connection with this transition, the affected Völker transactions are now subject to the internal controls applicable to our primary ERP system. We are in the process of migrating additional Völker transaction processes to our primary ERP system, which is expected to be completed in our third fiscal quarter.

Other than the changes noted above, there have been no other changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Refer to Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q for further information on our legal proceedings.

Item 1A. RISK FACTORS

For information regarding the risks we face, see the discussion under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014.  There have been no material changes to the risk factors described in that report.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

October 1, 2014 - October 31, 2014	2,489	$41.92	-	$119.5
November 1, 2014 - November 30, 2014	643,440	$45.00	600,000	$92.4
December 1, 2014 - December 31, 2014	603,636	$46.17	600,000	$64.7
Total	1,249,565	$45.56	1,200,000	$64.7

(1)
Shares purchased during the quarter ended December 31, 2014 were in connection with the share repurchase program discussed below as well as employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of December 31, 2014, a cumulative total of $125.3 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 6.    EXHIBITS

A.	Exhibits

	10.1	Employment Agreement between Hill-Rom Holdings, Inc. and Carlyn Solomon (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 9, 2014).

	10.2	Employment Agreement between Hill-Rom Holdings, Inc. and Steven J. Strobel (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 27, 2014).

	10.3	Employment Agreement between Hill-Rom Holdings, Inc. and Michiel de Zwaan, dated August 4, 2014

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: February 3, 2015	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)