Form 10-Q
period 2015-03-31
Hill-Rom Holdings, Inc.
filed 2015-05-05
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Common Stock, without par value – 56,660,230 shares as of April 27, 2015.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(In millions, except per share data)

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014
Net Revenue
Capital sales	$375.7	$313.6	$749.1	$609.1
Rental revenue	99.1	101.7	190.7	199.6
Total revenue	474.8	415.3	939.8	808.7

Cost of Revenue
Cost of goods sold	213.9	169.5	434.4	340.7
Rental expenses	46.7	43.1	91.3	88.5
Total cost of revenue	260.6	212.6	525.7	429.2

Gross Profit	214.2	202.7	414.1	379.5

Research and development expenses	22.2	16.4	44.0	32.8
Selling and administrative expenses	149.9	130.1	305.0	268.1
Special charges (Note 8)	3.8	28.4	7.5	29.4

Operating Profit	38.3	27.8	57.6	49.2

Interest expense	(3.0)	(2.3)	(6.2)	(4.3)
Investment income and other, net	1.3	(0.2)	2.2	(0.2)

Income Before Income Taxes	36.6	25.3	53.6	44.7

Income tax expense (Note 9)	10.5	28.6	15.4	34.8

Net Income (Loss)	$26.1	$(3.3)	$38.2	$9.9

Net Income (Loss) per Common Share - Basic	$0.46	$(0.06)	$0.67	$0.17

Net Income (Loss) per Common Share - Diluted	$0.45	$(0.06)	$0.66	$0.17

Dividends per Common Share	$0.1600	$0.1525	$0.3125	$0.2900

Average Common Shares Outstanding - Basic (thousands) (Note 10)	56,544	57,303	56,841	57,781

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	57,610	57,303	57,894	58,612

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014
Net Income (Loss)	$26.1	$(3.3)	$38.2	$9.9

Other Comprehensive Income (Loss), net of tax (Note 7):
Available-for-sale securities and currency hedges	(0.2)	0.1	(0.6)	0.2
Foreign currency translation adjustment	(48.0)	(0.2)	(70.6)	5.6
Change in pension and postretirement defined benefit plans	0.9	0.5	1.8	1.1
Total Other Comprehensive Income (Loss), net of tax	(47.3)	0.4	(69.4)	6.9

Total Comprehensive Income (Loss)	$(21.2)	$(2.9)	$(31.2)	$16.8

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$114.5	$99.3
Trade accounts receivable, net of allowances (Note 2)	368.0	411.0
Inventories (Note 2)	168.7	176.2
Deferred income taxes (Notes 1 and 9)	41.9	40.9
Other current assets	51.5	51.9
Total current assets	744.6	779.3

Property, plant and equipment, net (Note 2)	286.0	261.5
Goodwill (Note 4)	387.3	399.8
Software and other intangible assets, net (Note 2)	236.9	261.1
Deferred income taxes (Notes 1 and 9)	21.5	23.0
Other assets	29.9	27.4
Total Assets	$1,706.2	$1,752.1

LIABILITIES
Current Liabilities
Trade accounts payable	$87.7	$112.7
Short-term borrowings (Note 5)	128.7	126.9
Accrued compensation	76.1	89.2
Accrued product warranties (Note 12)	27.2	28.4
Other current liabilities	82.0	85.1
Total current liabilities	401.7	442.3

Long-term debt (Note 5)	449.8	364.9
Accrued pension and postretirement benefits (Note 6)	74.4	76.9
Deferred income taxes (Notes 1 and 9)	27.8	31.0
Other long-term liabilities	30.2	30.5
Total Liabilities	983.9	945.6

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	140.4	134.1
Retained earnings	1,520.2	1,499.8
Accumulated other comprehensive loss (Note 7)	(143.5)	(74.1)
Treasury stock, at cost (Note 2)	(799.2)	(757.7)
Total Shareholders' Equity	722.3	806.5
Total Liabilities and Shareholders' Equity	$1,706.2	$1,752.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Ended March 31
	2015	2014
Operating Activities
Net income	$38.2	$9.9
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	34.9	33.6
Amortization	5.5	7.0
Acquisition-related intangible asset amortization	15.7	13.8
Provision for deferred income taxes	(6.2)	6.5
(Gain) loss on disposal of property, equipment leased to others,
intangible assets and impairments	(0.2)	7.8
Stock compensation	9.9	9.0
Excess tax benefits from employee stock plans	(1.4)	0.6
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	22.6	15.8
Inventories	(3.9)	0.9
Other current assets	(2.8)	(1.3)
Trade accounts payable	(16.6)	(14.5)
Accrued expenses and other liabilities	(9.4)	(14.6)
Other, net	0.8	3.4
Net cash provided by operating activities	87.1	77.9

Investing Activities
Capital expenditures and purchases of intangible assets	(80.3)	(31.4)
Proceeds on sale of property and equipment leased to others	0.9	1.3
Payment for acquisition of businesses, net of cash acquired	(2.7)	(14.3)
Refund on acquisition of businesses	-	4.6
Other	(4.8)	-
Net cash used in investing activities	(86.9)	(39.8)

Financing Activities
Net change in short-term debt	(0.7)	(0.2)
Borrowings on revolving credit facility	95.0	41.0
Proceeds from long-term debt	-	0.6
Payment of long-term debt	(7.6)	(5.0)
Purchase of noncontrolling interest	(1.3)	(1.0)
Payment of cash dividends	(17.7)	(16.7)
Proceeds on exercise of stock options	9.1	7.4
Proceeds from stock issuance	1.3	1.3
Excess tax benefits from employee stock plans	1.4	(0.6)
Treasury stock acquired	(57.1)	(71.6)
Net cash provided by (used in) financing activities	22.4	(44.8)

Effect of exchange rate changes on cash	(7.4)	(0.4)

Net Cash Flows	15.2	(7.1)

Cash and Cash Equivalents:
At beginning of period	99.3	127.4
At end of period	$114.5	$120.3

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

As of March 31, 2015, we had $23.2 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes. The valuation allowance was decreased in the current period by $1.9 million to reflect the expected realization of certain deferred assets in Australia.  We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  At present time, this guidance will be effective for us in the first quarter of fiscal 2018, ending December 31, 2017.  Early adoption is not permitted.

In April 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also proposed permitting early adoption of the standard, but not before the original effective date. We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2014 Form 10-K.

2.  Supplementary Balance Sheet Information

	March 31, 2015	September 30, 2014

Allowance for possible losses and discounts on trade receivables	$27.9	$31.4

Inventories:
Finished products	$89.1	$93.5
Raw materials and work in process	79.6	82.7
Total inventory	$168.7	$176.2

Accumulated depreciation of property, plant and equipment	$592.6	$588.1

Accumulated amortization of software and other intangible assets	$296.5	$283.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	56,654,412	57,439,911

Treasury shares	23,669,500	22,884,001

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

The purchase price was $232.9 million ($226.6 million net of cash acquired).  The results of Trumpf are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.  During the first and second quarters of 2015, we made certain adjustments to the opening balance sheet as of the acquisition date to reflect certain fair value adjustments and recorded a $3.0 million liability to reflect the settlement of certain purchase agreement provisions with the seller. These results are preliminary and subject to other fair value adjustments.

Amount

Trade receivables	$65.6
Inventory	63.6
Other current assets	24.2
Property, plant, and equipment	42.1
Goodwill	62.8
Trade name (5-year useful life)	6.7
Customer relationships (10-year weighted average useful life)	15.8
Developed technology (8-year weighted average useful life)	17.8
Other intangibles	4.8
Other noncurrent assets	0.7
Deferred tax asset	15.2
Current liabilities	(72.3)
Long term debt	(6.0)
Noncurrent liabilities	(8.1)
Total purchase price	$232.9

Goodwill was allocated entirely to our Surgical and Respiratory Care segment.  The goodwill related to the acquired German operations will be tax deductible while the remaining goodwill will not be deductible for tax purposes.

On an unaudited proforma basis, as if the Trumpf acquisition had been consummated prior to the earliest date of the financial results presented, our revenue would have been higher by approximately $63 million and $123 million for the quarter and year to date periods ended March 31, 2014.  As previously disclosed, the impact to net income on an unaudited proforma basis would not have been significant to our financial results for fiscal 2014.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Trumpf business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2014:
Goodwill	$390.6	$333.5	$148.5	$872.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2014	32.5	333.5	33.8	399.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	5.5	-	5.5
Currency translation effect	-	(13.8)	(4.2)	(18.0)

Balances at March 31, 2015:
Goodwill	390.6	325.2	144.3	860.1
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at March 31, 2015	$32.5	$325.2	$29.6	$387.3

As discussed in Note 3, we recorded adjustments to goodwill during the first and second quarters of fiscal 2015 related to the Trumpf acquisition completed during the fourth quarter of fiscal 2014.

5.  Financing Agreements

Total debt consists of the following:

	March 31, 2015	September 30, 2014
Revolving credit facility	$360.0	$265.0
Term loan current portion	18.7	16.2
Term loan long-term portion	150.0	160.0
Unsecured 7.00% debentures due on February 15, 2024	19.4	19.4
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	0.6	1.4
Total debt	578.5	491.8
Less current portion of debt	128.7	126.9
Total long-term debt	$449.8	$364.9

Prior to May 1, 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2015, we had outstanding borrowings of $360.0 million and undrawn letters of credit of $5.1 million under the revolving credit facility, leaving $134.9 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of March 31, 2015.

On May 1, 2015, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative agent, and each of Citizens Bank, N.A. Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents, which amended and restated our prior credit facility, entered into August 24, 2012.  The New Credit Facility provides for revolving loans of up to $900.0 million at any time outstanding plus term loans in the current principal amount of $168.8 million. We currently have $360.0 million of outstanding borrowings and undrawn letters of credit of $5.1 million under the revolving loan portion of the New Credit Facility, leaving $534.9 million of available borrowing capacity.  The New Credit Facility is to be used for general corporate purposes, including financing permitted acquisitions.

All revolving loans under the New Credit Facility mature May 1, 2020.  The term loans will continue to amortize so that $43.8 million of the remaining principal will be repaid through August 24, 2017, with the balance due at such date.

Borrowings under the New Credit Facility bear interest based on a margin (which varies dependent upon the Company’s credit rating) over certain pre-defined index rates, selected at the Company’s option.  The New Credit Facility is guaranteed by several fully owned subsidiaries of the Company.  The New Credit Facility contains terms and conditions, events of default, and customary covenants, including requiring that (1) the Company maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA of not more than 3.50:1.0; and (2) a ratio of Consolidated EBITDA to interest expense of not less than 3.00:1.0.

Unsecured debentures outstanding at March 31, 2015 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both March 31, 2015 and September 30, 2014.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $1.3 million and $42.4 million of outstanding standby letters of credit as of March 31, 2015 and September 30, 2014, respectively.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of March 31, 2015, we had one interest rate swap agreement with a notional amount of $118.8 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.5 million liability as of March 31, 2015 and an asset of $0.2 million as of September 30, 2014.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $58.2 million at March 31, 2015 and $55.5 million at September 30, 2014, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $168.0 million and $175.2 million based on quoted prices for similar liabilities at March 31, 2015 and September 30, 2014.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 1.

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

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014
Service cost	$1.3	$1.3	$2.7	$2.5
Interest cost	3.7	3.6	7.4	7.2
Expected return on plan assets	(4.2)	(4.2)	(8.5)	(8.4)
Amortization of unrecognized prior service cost, net	0.2	0.1	0.3	0.3
Amortization of net loss	1.3	0.8	2.7	1.6
Net pension expense	2.3	1.6	4.6	3.2
Special termination benefits	-	2.4	-	2.4
Net pension expense	$2.3	$4.0	$4.6	$5.6

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

During the second quarter of fiscal 2014, we initiated a domestic early retirement program, which offered certain special termination benefits relating to our pension and postretirement health care plans. This program and the related special termination benefits resulted in a non-cash charge of $4.5 million, $2.4 million of which related to our master defined benefit retirement plan and $2.1 million for our postretirement health care plan. During the third and fourth quarters of fiscal 2014, we reversed a cumulative $1.3 million of the $2.1 million postretirement health care plan charge as certain participants elected alternative coverage separate from the postretirement health care plan. The employee elections were not known until the third and fourth quarters of fiscal 2014.  Refer to Note 8 for more details

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $3.8 million and $3.6 million in each of the quarterly periods ended March 31, 2015 and 2014; and $8.0 million and $7.3 million in the year to date periods ended March 31, 2015 and 2014.

7.  Other Comprehensive Income

The following tables describe the changes in accumulated other comprehensive loss by component:

	Quarter Ended March 31, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.4)	$-	$(0.4)	$0.2	$(0.2)	$(0.4)	$(0.2)	$(0.6)
Foreign currency translation adjustment	(48.0)	-	(48.0)	-	(48.0)	(56.8)	(48.0)	(104.8)
Change in pension and postretirement defined benefit plans	-	1.4	1.4	(0.5)	0.9	(39.0)	0.9	(38.1)
Total	$(48.4)	$1.4	$(47.0)	$(0.3)	$(47.3)	$(96.2)	$(47.3)	$(143.5)

	Quarter Ended March 31, 2014
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$-	$0.1	$0.1	$-	$0.1	$(0.2)	$0.1	$(0.1)
Foreign currency translation adjustment	(0.2)	-	(0.2)	-	(0.2)	1.2	(0.2)	1.0
Change in pension and postretirement defined benefit plans	-	0.9	0.9	(0.4)	0.5	(30.2)	0.5	(29.7)
Total	$(0.2)	$1.0	$0.8	$(0.4)	$0.4	$(29.2)	$0.4	$(28.8)

	Year to Date Ended March 31, 2015
	Other comprehensive income					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(1.0)	$-	$(1.0)	$0.4	$(0.6)	$-	$(0.6)	$(0.6)
Foreign currency translation adjustment	(70.6)	-	(70.6)	-	(70.6)	(34.2)	(70.6)	(104.8)
Change in pension and postretirement defined benefit plans	0.1	2.7	2.8	(1.0)	1.8	(39.9)	1.8	(38.1)
Total	$(71.5)	$2.7	$(68.8)	$(0.6)	$(69.4)	$(74.1)	$(69.4)	$(143.5)

	Year to Date Ended March 31, 2014
	Other comprehensive income					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$0.1	$0.1	$0.2	$-	$0.2	$(0.3)	$0.2	$(0.1)
Foreign currency translation adjustment	5.6	-	5.6	-	5.6	(4.6)	5.6	1.0
Change in pension and postretirement defined benefit plans	0.2	1.7	1.9	(0.8)	1.1	(30.8)	1.1	(29.7)
Total	$5.9	$1.8	$7.7	$(0.8)	$6.9	$(35.7)	$6.9	$(28.8)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended March 31
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$1.4	$(0.5)	$0.9	$0.9	$(0.4)	$0.5
Available-for-sale securities and currency hedges (b)	-	-	-	0.1	-	0.1

	Year to Date Ended March 31
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$2.7	$(1.0)	$1.7	$1.7	$(0.7)	$1.0
Available-for-sale securities and currency hedges (b)	-	-	-	0.1	-	0.1

(a) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense.
(b) Reclassified from accumulated other comprehensive loss into other income (expense), net.

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

The restructuring in Europe is in process and has resulted in severance and benefit charges of $2.3 million and $4.6 million for the quarter and year to date ended March 31, 2015, as well as other costs of $2.0 and $3.4 million over the same periods related to legal and professional fees, temporary labor, project management, and other administrative functions.  In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through March 31, 2015, we have recognized aggregate special charges of $32.4 million, which are recorded in both fiscal 2014 and 2015.  Charges of $16.9 million were recorded in the quarter ended March 31, 2014.  We expect to incur $10 million to $15 million of additional European restructuring costs through the completion of the program.

Also during the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.8 million in other related costs.  This action is substantially complete.

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

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities. The reserve activity for severance and other benefits during fiscal 2015 was as follows:

Balance at September 30, 2014	$11.7
Expenses	4.6
Cash Payments	(7.2)
Reversals	(0.5)
Balance at March 31, 2015	$8.6

9.  Income Taxes

The effective tax rate was 28.7 percent for both the quarterly and year to date periods ended March 31, 2015 compared to 113.0 and 77.9 percent for the comparable prior year periods.

The effective rates for both the three- and six-month periods ended March 31, 2015 are lower than the comparable periods in fiscal 2014 due primarily to $19.6 million of tax expense realized in the prior year to establish a valuation allowance in France reflecting cumulative and expected future losses associated with the expenses of our global restructuring program.  The three- and six-month periods ended March 31, 2015 are also favorably impacted by a $1.9 million tax benefit due to the reversal of previously recorded valuation allowances in Australia.  Additionally, the reinstatement of the research and development tax credit favorably impacted the effective rate for the three- and six-month periods ended March 31, 2015.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014

Net income (loss)	$26.1	$(3.3)	$38.2	$9.9

Average shares outstanding - Basic	56,544	57,303	56,841	57,781
Add potential effect of exercise of stock options
and other unvested equity awards	1,066	-	1,053	831
Average shares outstanding - Diluted	57,610	57,303	57,894	58,612

Net income (loss) per common share - Basic	$0.46	$(0.06)	$0.67	$0.17

Net income (loss) per common share - Diluted	$0.45	$(0.06)	$0.66	$0.17

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	541	1,812	516	504

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $3.4 million and $6.4 million for the quarterly and year to date periods ended March 31, 2015 and $3.4 million and $5.7 million for the comparable prior year periods.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014

Balance at beginning of period	$28.0	$37.3	$28.4	$38.1
Provision for warranties during the period	3.6	2.6	6.5	7.2
Warranty reserves acquired	-	-	1.1	-
Warranty claims during the period	(4.4)	(5.8)	(8.8)	(11.2)
Balance at end of period	$27.2	$34.1	$27.2	$34.1

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

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014
Revenue:
North America	$246.9	$224.5	$472.1	$430.0
Surgical and Respiratory Care	120.0	65.6	246.3	128.9
International	107.9	125.2	221.4	249.8
Total revenue	$474.8	$415.3	$939.8	$808.7

Divisional income:
North America	$52.3	$47.5	$90.8	$75.5
Surgical and Respiratory Care	18.3	15.7	37.7	30.3
International	4.4	5.2	7.2	10.7

Other operating costs:
Non-allocated operating and administrative costs	32.9	12.2	70.6	37.9
Special charges	3.8	28.4	7.5	29.4
Operating profit	38.3	27.8	57.6	49.2

Interest expense	(3.0)	(2.3)	(6.2)	(4.3)
Investment income and other, net	1.3	(0.2)	2.2	(0.2)
Income before income taxes	$36.6	$25.3	$53.6	$44.7

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

Universal Hospital Services, Inc. Litigation

On January 13, 2015, Universal Hospital Services, Inc. filed a complaint against us in the United States District Court for the Western District of Texas.  The plaintiff alleges, among other things, that we engaged in certain customer contracting practices in violation of state and federal antitrust laws.  The plaintiff also has asserted claims for tortious interference with business relationships. The plaintiff seeks injunctive relief and money damages in an unspecified amount. On March 23, 2015, we filed a motion to dismiss the complaint, however no ruling has been yet made on such motion, and we can make no assurances as to the outcome of such ruling.  We believe that the allegations are without merit and intend to defend this matter vigorously.

Stryker Litigation

On April 4, 2011, we filed two separate actions against Stryker Corporation alleging infringement of certain Hill-Rom patents covering proprietary communications networks, status information systems and powered wheels used in our beds or stretchers. Both suits sought monetary damages and injunctions against Stryker for selling or distributing any beds, stretchers or ancillary products that infringe on Hill-Rom’s patents. On August 14, 2012, we entered into a confidential favorable settlement agreement with Stryker Corporation to resolve our claims about our powered wheel patents, and on March 26, 2015, we entered into a confidential favorable settlement agreement with Stryker Corporation to resolve our claims about our status information systems.  No trial date for the remaining claims covering proprietary communications networks has been set, and accordingly we cannot, at this time, assess the likelihood of any potential outcome or damages or other relief.

15.  Subsequent Events

On April 22, 2015, we offered all terminated vested participants of our domestic master defined benefit retirement plan an option to receive a lump sum cash payout in lieu of their right to future periodic benefit payments under the plan upon their retirement.  The offer will extend for a period of several months with payments likely to occur in September 2015.  Based on the voluntary elections of participants we may incur a settlement charge in the second half of fiscal 2015 with respect to this action.  We cannot reasonably estimate the financial impact of any potential settlement charge at this time.

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

Forward-looking statements are not guarantees of future performance, and the Company’s actual results could differ materially from those set forth in any forward-looking statements. For a more in depth discussion of factors that could cause actual results to differ from those contained in forward-looking statements, see the discussions under the heading “Risk Factors” in the Company’s previously filed most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 Form 10-K”). The Company assumes no obligation to update or revise any forward-looking statements.

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

Net Revenue

	Quarter Ended March 31		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
Capital sales	$375.7	$313.6	19.8	28.3
Rental revenue	99.1	101.7	(2.6)	(0.3)
Total Revenue	$474.8	$415.3	14.3	21.3

	Year to Date Ended March 31		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
Capital sales	$749.1	$609.1	23.0	29.3
Rental revenue	190.7	199.6	(4.5)	(2.8)
Total Revenue	$939.8	$808.7	16.2	21.4

Capital sales increased for the three- and six-month periods ended March 31, 2015 due to the Trumpf acquisition and higher patient support systems sales in our North America segment, partially offset by lower sales in our International segment.  Excluding Trumpf, organic sales increased 2.4 and 4.3 percent on a reported basis, or 7.9 and 8.4 percent on a constant currency basis, for the quarterly and year to date periods.  The three- and six-month organic growth is primarily driven by our North America segment.  Additionally, higher organic sales in our Surgical and Respiratory segment favorably impacted the six-month period.  Our International segment sales declined for the three- and six month periods primarily due to unfavorable exchange rate movements, in addition to lower sales in the Middle East and Latin America, partially offset by higher sales in Asia.

Rental revenue decreased for the three- and six-month periods ended March 31, 2015 due to lower revenue in the North America and International segments, partially offset by an increase in the Surgical and Respiratory segment.  Excluding the effects of our discontinuance of third-party payer therapy product rentals, rental revenue increased 2.4 and 1.0 percent for the three- and six-month periods ended March 31, 2015.  The North America decrease for both periods was driven by the discontinuance of third-party payer therapy product rentals and continued pricing pressure, but was partially offset by improving volumes due to recent contract wins.  International rental revenue decreased 14.0 percent on a reported basis for the three-month period, but increased 1.5 percent on a constant currency basis.  For the six-month period, International rental revenue declined 12.9 percent on a reported basis, or 2.2 percent on a constant currency basis, due to ongoing volume and pricing pressures.  In Surgical and Respiratory Care, revenue increased for both periods on higher respiratory care volumes and organic growth from recent product introductions.

Gross Profit

	Quarter Ended March 31		Percentage Change
	2015	2014
Gross Profit
Capital	$161.8	$144.1	12.3
Percent of Related Revenue	43.1%	46.0%

Rental	$52.4	$58.6	(10.6)
Percent of Related Revenue	52.9%	57.6%

Total Gross Profit	$214.2	$202.7	5.7
Percent of Total Revenue	45.1%	48.8%

	Year to Date Ended March 31		Percentage Change
	2015	2014
Gross Profit
Capital	$314.7	$268.4	17.3
Percent of Related Revenue	42.0%	44.1%

Rental	$99.4	$111.1	(10.5)
Percent of Related Revenue	52.1%	55.7%

Total Gross Profit	$414.1	$379.5	9.1
Percent of Total Revenue	44.1%	46.9%

Capital gross profit increased 12.3 percent for the quarter and 17.3 percent the year, while gross margin decreased 290 basis points and 210 basis points for the three- and six-month periods ended March 31, 2015.  The margin rate decrease for the three- and six-month periods is primarily driven by the impact of dilutive Trumpf margins, incremental field corrective action charges of $3.1 million and $3.0 million for the three- and six-months ended March 31, 2015, respectively, and the prior year recognition of a $2.5 million benefit from a change in our employee benefits program.  The six-month period ended March 31, 2015 also includes recognition of $4.8 million of inventory step-up associated with purchase accounting for the Trumpf acquisition.  Excluding the aforementioned items, organic margins are essentially flat for the three-months ended March 31, 2015 and increased by approximately 90 basis points due to portfolio mix for the six-months ended March 31, 2015.

Rental gross profit decreased 10.6 and 10.5 percent and gross margin decreased 470 basis points and 360 basis points for the three-and six-month periods ended March 31, 2015.  This margin decline is partially driven by the prior year recognition of a $2.6 million benefit from the employee benefit program change referenced earlier.  Additional margin decreases are due to continued pricing pressure, along with reduced leverage of our fleet and field service infrastructure as we have invested in additional capacity in anticipation of higher volumes in fiscal 2015 from recent contract wins.  Foreign currency rate changes did not meaningfully impact our margins as a percent of revenue for the three- or six-month periods ended March 31, 2015.

Other

	Quarter Ended March 31		Year to Date Ended March 31
	2015	2014	2015	2014

Research and development expenses	$22.2	$16.4	$44.0	$32.8
Percent of Total Revenue	4.7%	3.9%	4.7%	4.1%

Selling and administrative expenses	$149.9	$130.1	$305.0	$268.1
Percent of Total Revenue	31.6%	31.3%	32.5%	33.2%

Special charges	$3.8	$28.4	$7.5	$29.4

Interest expense	$(3.0)	$(2.3)	$(6.2)	$(4.3)
Investment income and other, net	$1.3	$(0.2)	$2.2	$(0.2)

Research and development expenses increased 35.4 and 34.1 percent for the three- and six-month periods ended March 31, 2015 primarily due to the addition of Trumpf spending and additional investment in organic product development initiatives.  Excluding a benefit of $1.1 million associated with the prior year employee benefit program change referenced earlier, research and development expenses increased 26.9 and 29.8 percent for the three- and six-month periods ended March 31, 2015, respectively.  As a percentage of total revenue, selling and administrative expenses increased by 30 basis points for the three-month period primarily due to higher acquisition and integration costs, and decreased by 70 basis points for the six-month period due to higher revenue and ongoing cost control initiatives.  The three- and six-month periods ended March 31, 2015 include year over year increases of $3.2 million and $6.2 million, respectively, relating to acquisition and integration costs, acquisition-related intangible asset amortization, and FDA remediation costs, partially offset by a $0.9 litigation credit in the three-month period ended March 31, 2015.  Excluding these incremental costs, the litigation credit, and a $6.0 million employee benefit change recorded in the prior year three- and six-month periods, selling and administrative expenses decreased 140 and 160 basis points as a percentage of revenue for the three- and six-month periods ended March 31, 2015, respectively. Foreign currency rate changes did not meaningfully impact our comparative selling and administrative costs as a percentage of revenue for the three- or six-month periods ended March 31, 2015.

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

The restructuring in Europe is in process and has resulted in severance and benefit charges of $2.3 million and $4.6 million for the quarter and year to date ended March 31, 2015, as well as other costs of $2.0 and $3.4 million over the same periods related to legal and professional fees, temporary labor, project management, and other administrative functions.  In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through March 31, 2015, we have recognized aggregate special charges of $32.4 million, which are recorded in both fiscal 2014 and 2015.  Charges of $16.9 million were recorded in the quarter ended March 31, 2014.  We expect to incur $10 million to $15 million of additional European restructuring costs through the completion of the program.  All these actions are anticipated to yield annual cost savings of approximately $30 million, once all actions are fully implemented.

Also during the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  We intend to continue renting these products to facilities and customers who are billed directly for the product.  Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.8 million in other related costs.  This action is substantially complete.

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

Reported and Adjusted Earnings

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS*

GAAP Earnings	$36.6	$10.5	$0.45	$25.3	$28.6	$(0.06)
Adjustments:
Acquisition and integration costs	3.8	1.2	0.05	1.7	0.6	0.02
Acquisition-related intangible asset amortization	7.6	2.2	0.10	6.9	2.0	0.09
Employee benefits change	-	-	-	(12.2)	(4.7)	(0.13)
FDA remediation expenses	1.2	0.4	0.01	0.8	0.2	0.01
Field corrective actions	1.2	0.2	0.02	(1.9)	(1.2)	(0.01)
Litigation credit	(0.9)	(0.3)	(0.01)	-	-	-
Special charges	3.8	0.1	0.06	28.4	9.9	0.32
Foreign valuation allowance	-	1.9	(0.03)	-	(19.6)	0.34
Adjusted Earnings	$53.3	$16.2	$0.64	$49.0	$15.8	$0.57

	Year to Date Ended March 31, 2015			Year to Date Ended March 31, 2014
	Income Before Income Taxes	Income Tax Expense	Diluted EPS*	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$53.6	$15.4	$0.66	$44.7	$34.8	$0.17
Adjustments:
Acquisition and integration costs	12.7	4.0	0.15	3.6	1.2	0.04
Acquisition-related intangible asset amortization	15.7	4.4	0.20	13.8	4.2	0.16
Employee benefits change	-	-	-	(12.2)	(4.7)	(0.13)
FDA remediation expenses	1.7	0.6	0.02	1.7	0.6	0.02
Field corrective actions	2.3	0.7	0.03	(0.7)	(0.8)	-
Litigation credit	(0.9)	(0.3)	(0.01)	-	-	-
Special charges	7.5	0.3	0.12	29.4	10.3	0.33
Foreign valuation allowance	-	1.9	(0.03)	-	(19.6)	0.34
Adjusted Earnings	$92.6	$27.0	$1.13	$80.3	$26.0	$0.93

* Does not add due to rounding.

The effective tax rates for the three- and six-month periods ended March 31, 2015 were 28.7 percent compared to 113.0 and 77.9 percent for the comparable periods in the prior year.

The effective rates for both the three- and six-month periods ended March 31, 2015 are lower than the comparable periods in fiscal 2014 due primarily to $19.6 million of tax expense realized in the prior year to establish a valuation allowance in France reflecting cumulative and expected future losses associated with the expenses of our global restructuring program.  The three- and six-month periods ended March 31, 2015 are also favorably impacted by a $1.9 million tax benefit due to the reversal of previously recorded valuation allowances in Australia.  Additionally, the reinstatement of the research and development tax credit favorably impacted the effective rate for the three- and six-month periods ended March 31, 2015.

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

The adjusted effective tax rate for the three- and six-month periods ended March 31, 2015 was 30.4 and 29.2 percent compared to 32.2 and 32.4 percent for the comparable period in the prior year.  The lower rate in fiscal 2015 is due primarily to the benefit of lower taxes on foreign earnings and the effect of the research and development tax credit as outlined earlier.

Net income was $26.1 million for the second quarter ended March 31, 2015 compared to a net loss of $3.3 million in the prior year period.  On an adjusted basis, quarterly net income increased $3.9 million, or 11.7 percent.  Diluted earnings per share increased $0.51 per share from a prior year loss on a reported basis and 12.3 percent on an adjusted basis.  Net income for the year to date period was $38.2 million compared to $9.9 million in the prior year.  On an adjusted basis, year to date net income increased $11.3 million or 20.8 percent.  Diluted earnings per share increased 288.2 percent on a reported basis and 21.5 percent on an adjusted basis.

Business Segment Results of Operations

	Quarter Ended March 31		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
North America	$246.9	$224.5	10.0	10.8
Surgical and Respiratory Care	120.0	65.6	82.9	98.0
International	107.9	125.2	(13.8)	(0.1)
Total revenue	$474.8	$415.3	14.3	21.3

Divisional income:
North America	$52.3	$47.5	10.1
Surgical and Respiratory Care	$18.3	$15.7	16.6
International	$4.4	$5.2	(15.4)

	Year to Date Ended March 31		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
North America	$472.1	$430.0	9.8	10.4
Surgical and Respiratory Care	246.3	128.9	91.1	102.0
International	221.4	249.8	(11.4)	(1.3)
Total revenue	$939.8	$808.7	16.2	21.4

Divisional income:
North America	$90.8	$75.5	20.3
Surgical and Respiratory Care	$37.7	$30.3	24.4
Intenational	$7.2	$10.7	(32.7)

North America

North America revenue increased 10.0 and 9.8 percent on a reported basis, or 10.8 and 10.4 percent on a constant currency basis, for the three- and six-month periods ended March 31, 2015.  Capital sales were up 15.7 and 17.3 percent for the three- and six-month periods primarily due to higher patient support system sales.  Rental revenue declined by 1.8 and 5.2 percent for the three- and six month periods, which is primarily due to our discontinuance of third-party payer therapy product rentals in the second half of fiscal 2014 and continued pricing pressure, partially offset by improved volumes from recent contract wins.  Excluding the effects of our discontinuance of third-party payer therapy product rentals, rental revenue increased 5.2 and 2.4 percent for the three- and six-month periods ended March 31, 2015.

North America divisional income increased 10.1 and 20.3 percent for the three- and six-month periods ended March 31, 2015 due primarily to increased revenue and the resulting increase in gross profit.  Capital margins decreased slightly for the three-month period due to unfavorable product mix and were flat for the six-month period.  Rental margins declined during the period as a result of continued pricing pressure, along with reduced leverage of our fleet and field service infrastructure as we have invested in additional capacity in anticipation of higher volumes in the second half of fiscal 2015 from recent contract wins.  Divisional income benefited from improved leverage of operational costs on higher revenue for both the quarterly and year to date periods.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue increased 82.9 and 91.1 percent for the three- and six-month periods ended March 31, 2015.  Excluding Trumpf, revenue for the three-month period decreased 0.3 percent on a reported basis and increased 0.6 percent on a constant currency basis.  Organic revenue for the six-month period ended March 31, 2015 increased 2.7 percent on a reported basis, or 3.3 percent on a constant currency basis, due to both higher respiratory and surgical sales.  Capital sales increased 105.5 and 116.0 percent for the three- and six-month periods primarily due to the Trumpf acquisition.  Rental revenue increased 4.1 percent for the three-month period and 7.1 percent for the six-month period on higher respiratory care volumes and growth from recent product introductions.

Surgical and Respiratory Care divisional income increased 16.6 and 24.4 percent for the three- and six-month periods ended March 31, 2015 due to the incremental gross profit from the Trumpf acquisition.  Divisional income was also favorably impacted by improved leverage of operating expenses as a percentage of revenue.

International

International revenue decreased 13.8 and 11.4 period on a reported basis, or 0.1 and 1.3 percent on a constant currency basis for the three- and six-month periods ended March 31, 2015.  Capital sales decreased 13.8 and 11.2 percent on a reported basis and 0.3 and 1.2 percent on a constant currency basis due to lower sales in the Middle East and Latin America primarily due to lower volumes, partially offset by higher sales in Asia.  International rental revenue decreased 14.0 percent on a reported basis for the three-month period ended March 31, 2015, but increased 1.5 percent on a constant currency basis.  For the six-month period, International rental revenue declined 12.9 percent on a reported basis, or 2.2 percent on a constant currency basis, due to continued volume and pricing pressures.

International divisional income decreased for the three- and six-month periods ended March 31, 2015 due primarily to lower revenue and the resulting decline in gross profit, partially offset by slightly lower operating costs, along with some unfavorable foreign currency impact for the three-month period.  Capital margins were essentially flat for both periods.  Rental margins increased for the three-month period primarily due to higher volume, but decreased for the six-month period ended March 31, 2015 due to reduced leverage of our fleet and field service infrastructure as revenue has declined quicker than our field service costs, along with continued pricing pressure.

Liquidity and Capital Resources

	Year to Date Ended March 31
	2015	2014
Cash Flows Provided By (Used In):
Operating activities	$87.1	$77.9
Investing activities	(86.9)	(39.8)
Financing activities	22.4	(44.8)
Effect of exchange rate changes on cash	(7.4)	(0.4)
Increase (Decrease) in Cash and Cash Equivalents	$15.2	$(7.1)

Operating Activities

We generated $87.1 million of cash from operating activities fiscal year to date.  Cash from operations was driven primarily by net income, adjusted for the non-cash effects of depreciation, amortization, and stock compensation expense, along with traditional collections of high year-end receivables.  These sources of cash were offset by the payout of our performance-based compensation related to our 2014 fiscal year, payment of traditionally higher year-end accounts payable, and other working capital movements. Cash provided by operating activities increased 11.8 percent compared to the prior year primarily on higher income, collection of year-end receivables, and non-cash effects of depreciation, amortization, and stock compensation expense, partially offset by changes in the provision for deferred income taxes.

Investing Activities

Cash used for investing activities was $86.9 million fiscal year to date.  The investing activities consist mainly of capital expenditures, which increased significantly from the prior year due to investments in our rental fleet to support expected future volume increases from recent contract wins, along with the additional capital expenditures from our Trumpf acquisition.

Financing Activities

Cash provided by financing activities was $22.4 million fiscal year to date and consisted mainly of borrowings on the revolving credit facility, partially offset by treasury stock acquired and dividend payments.  The financing proceeds support the higher rental fleet investment referenced earlier and treasury stock repurchases.  The increase in net cash in fiscal 2015 compares to a decrease in net cash in fiscal 2014 primarily driven by treasury stock acquisition, dividends, and debt pay down.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

Prior to May 1, 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  Borrowings under the credit facility and term loan bear interest at variable rates specified therein, that are currently less than 2.0 percent, and the availability of borrowings is subject to our ability at the time of borrowing to meet certain specified conditions, including compliance with covenants contained in the credit agreement governing the facility.  The credit facility contains covenants that, among other matters, require us to maintain a ratio of consolidated indebtedness to consolidated EBITDA (each as defined in the credit agreement) of not more than 3.5:1.0 and a ratio of consolidated EBITDA to interest expense of not less than 3.5:1.0.  As of March 31, 2015, we had outstanding borrowings of $360.0 million and undrawn letters of credit of $5.1 million under the revolving credit facility, leaving $134.9 million of borrowing capacity available.  We are in compliance with all of our debt covenants as of March 31, 2015.

On May 1, 2015, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative agent, and each of Citizens Bank, N.A. Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents, which amended and restated our prior credit facility, entered into August 24, 2012.  The New Credit Facility provides for revolving loans of up to $900.0 million at any time outstanding plus term loans in the current principal amount of $168.8 million. We currently have $360.0 million of outstanding borrowings and undrawn letters of credit of $5.1 million under the revolving loan portion of the New Credit Facility, leaving $534.9 million of available borrowing capacity.  The New Credit Facility is to be used for general corporate purposes, including financing permitted acquisitions.

All revolving loans under the New Credit Facility mature May 1, 2020.  The term loans will continue to amortize so that $43.8 million of the remaining principal will be repaid through August 24, 2017, with the balance due at such date.

Borrowings under the New Credit Facility bear interest based on a margin (which varies dependent upon the Company’s credit rating) over certain pre-defined index rates, selected at the Company’s option.  The New Credit Facility is guaranteed by several fully owned subsidiaries of the Company.  The New Credit Facility contains terms and conditions, events of default, and customary covenants, including requiring that (1) the Company maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA of not more than 3.50:1.0; and (2) a ratio of Consolidated EBITDA to interest expense of not less than 3.00:1.0.

We believe that cash on hand and generated from operations, along with amounts available under the New Credit Facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.  However, disruption and volatility in the credit markets could impede our access to capital.  As of May 1, 2015, our $900 million revolving credit facility is with a syndicate of banks.  The syndication group consists of 12 financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $1.3 million and $42.4 million of outstanding standby letters of credit as of March 31, 2015 and September 30, 2014, respectively.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of March 31, 2015, we had one interest rate swap agreement with a notional amount of $118.8 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.5 million liability as of March 31, 2015 and an asset of $0.2 million as of September 30, 2014.

We have $49.2 million of senior notes outstanding at various fixed interest rates as of March 31, 2015, classified as long-term in the Condensed Consolidated Balance Sheet.

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

As of March 31, 2015, $54.9 million of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries.  Portions of this may be subject to U.S. income taxation if repatriated to the U.S.  However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S.  Therefore, we have no need to repatriate this cash for other uses.  We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At March 31, 2015, the notional amount of open foreign exchange contracts was $6.6 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of March 31, 2015, we had one interest rate swap agreement with a notional amount of $118.8 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.5 million liability as of March 31, 2015 and an asset of $0.2 million as of September 30, 2014.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Form 10-K.

Item 4.     CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

January 1, 2015 - January 31, 2015	4,566	$46.83	-	$64.7
February 1, 2015 - February 28, 2015	482	$47.16	-	$64.7
March 1, 2015 - March 31, 2015	304	$47.96	-	$64.7
Total	5,352	$46.92	-	$64.7

(1)	Shares purchased during the quarter ended March 31, 2015 were in connection with the employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of March 31, 2015, a cumulative total of $125.3 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 5.         OTHER INFORMATION

On May 1, 2015, we entered into an Amended and Restated Credit Agreement (the “New Credit Facility”) with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative agent, and each of Citizens Bank, N.A. Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents, which amended and restated our prior credit facility, entered into August 24, 2012.  The New Credit Facility provides for revolving loans of up to $900.0 million at any time outstanding plus term loans in the current principal amount of $168.8 million. We currently have $360.0 million of outstanding borrowings and undrawn letters of credit of $5.1 million under the revolving loan portion of the New Credit Facility, leaving $534.9 million of available borrowing capacity.  The New Credit Facility is to be used for general corporate purposes, including financing permitted acquisitions.

All revolving loans under the New Credit Facility mature May 1, 2020.  The term loans will continue to amortize so that $43.8 million of the remaining principal will be repaid through August 24, 2017, with the balance due at such date.

Borrowings under the New Credit Facility bear interest based on a margin (which varies dependent upon the Company’s credit rating) over certain pre-defined index rates, selected at the Company’s option.  The New Credit Facility is guaranteed by several fully owned subsidiaries of the Company.  The New Credit Facility contains terms and conditions, events of default, and customary covenants, including requiring that (1) the Company maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA of not more than 3.50:1.0; and (2) a ratio of Consolidated EBITDA to interest expense of not less than 3.00:1.0.

Item 6.         EXHIBITS

A.	Exhibits

10.1
Amended and Restated Credit Agreement dated as of May 1, 2015 among Hill-Rom Holdings, Inc., the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Citizens Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents

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

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: May 5, 2015	By:	/s/ Steven J. Strobel
	Name:	Steven J. Strobel
	Title:	Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)