Form 10-Q
period 2015-06-30
Hill-Rom Holdings, Inc.
filed 2015-08-07
CIK 47518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File No. 1-6651

HILL-ROM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1160484
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Prudential Plaza, Suite 4100 Chicago, IL	60601
(Address of principal executive offices)	(Zip Code)

(312) 819-7200
 (Registrant's telephone number, including area code)
1069 State Route 46 East
Batesville, Indiana 47006-8835
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

Common Stock, without par value – 56,719,589 shares as of July 30, 2015.

HILL-ROM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014
Net Revenue
Capital sales	$376.8	$302.8	$1,125.9	$911.9
Rental revenue	97.7	94.8	288.4	294.4
Total revenue	474.5	397.6	1,414.3	1,206.3

Cost of Revenue
Cost of goods sold	217.9	168.2	652.3	508.9
Rental expenses	47.1	42.3	138.4	130.8
Total cost of revenue	265.0	210.5	790.7	639.7

Gross Profit	209.5	187.1	623.6	566.6

Research and development expenses	23.3	17.5	67.3	50.3
Selling and administrative expenses	150.5	128.6	455.5	396.7
Special charges (Note 8)	4.4	3.0	11.9	32.4

Operating Profit	31.3	38.0	88.9	87.2

Interest expense	(3.3)	(2.5)	(9.5)	(6.8)
Investment income and other, net	-	0.8	2.2	0.6

Income Before Income Taxes	28.0	36.3	81.6	81.0

Income tax expense (Note 9)	9.3	10.2	24.7	45.0

Net Income	18.7	26.1	56.9	36.0

Less: Net loss attributable to noncontrolling interests	(0.4)	-	(0.4)	-

Net Income Attributable to Common Shareholders	$19.1	$26.1	$57.3	$36.0

Net Income Attributable to Common Shareholders per Common Share - Basic	$0.34	$0.46	$1.01	$0.62

Net Income Attributable to Common Shareholders per Common Share - Diluted	$0.33	$0.45	$0.99	$0.61

Dividends per Common Share	$0.1600	$0.1525	$0.4725	$0.4425

Average Common Shares Outstanding - Basic (thousands) (Note 10)	56,670	57,273	56,777	57,612

Average Common Shares Outstanding - Diluted (thousands) (Note 10)	57,899	58,160	57,943	58,499

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014
Net Income	$18.7	$26.1	$56.9	$36.0

Other Comprehensive Income (Loss), net of tax (Note 7):
Available-for-sale securities and currency hedges	0.1	(0.5)	(0.5)	(0.3)
Foreign currency translation adjustment	19.4	1.1	(51.2)	6.7
Change in pension and postretirement defined benefit plans	0.8	0.6	2.6	1.7
Total Other Comprehensive Income (Loss), net of tax	20.3	1.2	(49.1)	8.1

Total Comprehensive Income	39.0	27.3	7.8	44.1

Less: Comprehensive loss attributable to noncontrolling interests	(0.4)	-	(0.4)	-

Total Comprehensive Income Attributable to Common Shareholders	$39.4	$27.3	$8.2	$44.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In millions)

	June 30, 2015	September 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$123.4	$99.3
Trade accounts receivable, net of allowances (Note 2)	390.6	411.0
Inventories (Note 2)	169.9	176.2
Deferred income taxes (Notes 1 and 9)	43.1	40.9
Other current assets	54.4	51.9
Total current assets	781.4	779.3

Property, plant and equipment, net (Note 2)	287.5	261.5
Goodwill (Note 4)	406.3	399.8
Software and other intangible assets, net (Note 2)	235.0	261.1
Deferred income taxes (Notes 1 and 9)	22.9	23.0
Other assets	24.4	27.4
Total Assets	$1,757.5	$1,752.1

LIABILITIES
Current Liabilities
Trade accounts payable	$85.2	$112.7
Short-term borrowings (Note 5)	130.0	126.9
Accrued compensation	82.8	89.2
Accrued product warranties (Note 12)	29.4	28.4
Other current liabilities	81.1	85.1
Total current liabilities	408.5	442.3

Long-term debt (Note 5)	447.8	364.9
Accrued pension and postretirement benefits (Note 6)	75.7	76.9
Deferred income taxes (Notes 1 and 9)	23.9	31.0
Other long-term liabilities	32.4	30.5
Total Liabilities	988.3	945.6

Commitments and Contingencies (Note 14)

SHAREHOLDERS' EQUITY
Common stock (Note 2)	4.4	4.4
Additional paid-in-capital	144.6	134.1
Retained earnings	1,530.1	1,499.8
Accumulated other comprehensive loss (Note 7)	(123.2)	(74.1)
Treasury stock, at cost (Note 2)	(797.2)	(757.7)
Total Shareholders' Equity Attributable to Common Shareholders	758.7	806.5
Noncontrolling Interests	10.5	-
Total Shareholders' Equity	769.2	806.5
Total Liabilities and Shareholders' Equity	$1,757.5	$1,752.1

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Year to Date Ended June 30
	2015	2014
Operating Activities
Net income	$56.9	$36.0
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	53.1	49.5
Amortization	8.3	9.6
Acquisition-related intangible asset amortization	23.4	20.9
Provision for deferred income taxes	(12.3)	4.6
Loss on disposal of property, equipment leased to others,
intangible assets and impairments	-	7.3
Stock compensation	14.0	13.2
Excess tax benefits from employee stock plans	(1.7)	0.5
Change in working capital excluding cash, current debt,
acquisitions and dispositions:
Trade accounts receivable	4.7	29.8
Inventories	(3.4)	(1.2)
Other current assets	(5.1)	(4.2)
Trade accounts payable	(18.1)	(9.4)
Accrued expenses and other liabilities	0.3	(23.1)
Other, net	4.3	0.7
Net cash provided by operating activities	124.4	134.2

Investing Activities
Capital expenditures and purchases of intangible assets	(102.6)	(44.4)
Proceeds on sale of property and equipment leased to others	1.2	1.8
Payment for acquisition of businesses, net of cash acquired	(5.1)	(15.5)
Refund on acquisition of businesses	-	4.6
Other	2.1	3.2
Net cash used in investing activities	(104.4)	(50.3)

Financing Activities
Net change in short-term debt	(0.7)	(0.2)
Borrowings on revolving credit facility	95.0	35.0
Payments on revolving credit facility	-	(40.0)
Proceeds from long-term debt	-	0.6
Payment of long-term debt	(11.5)	(7.6)
Debt issuance costs	(1.6)	-
Purchase of noncontrolling interest of former joint venture	(1.6)	(1.3)
Payment of cash dividends	(26.7)	(25.4)
Proceeds on exercise of stock options	10.2	10.2
Proceeds from stock issuance	2.1	1.8
Excess tax benefits from employee stock plans	1.7	(0.5)
Treasury stock acquired	(57.4)	(71.6)
Net cash provided by (used in) financing activities	9.5	(99.0)

Effect of exchange rate changes on cash	(5.4)	(0.4)

Net Cash Flows	24.1	(15.5)

Cash and Cash Equivalents:
At beginning of period	99.3	127.4
At end of period	$123.4	$111.9

See Notes to Condensed Consolidated Financial Statements

Hill-Rom Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the terms “Hill-Rom,” “we,” “our” and “us” refer to Hill-Rom Holdings, Inc. and our consolidated subsidiaries. The unaudited Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (“2014 Form 10-K”) as filed with the United States (“U.S.”) Securities and Exchange Commission.  The September 30, 2014 Condensed Consolidated Balance Sheet was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.  In the opinion of management, the Condensed Consolidated Financial Statements herein include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented.  Quarterly results are not necessarily indicative of annual results.

The Condensed Consolidated Financial Statements include the accounts of Hill-Rom and its wholly-owned subsidiaries.    In addition, we also consolidate variable interest entities (VIEs) where Hill-Rom is deemed to have a controlling financial interest.  Intercompany accounts and transactions have been eliminated in consolidation, including the intercompany transactions with consolidated VIEs.  Where our ownership interest is less than 100 percent, the noncontrolling interests are reported in our Condensed Consolidated Financial Statements.

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

As of June 30, 2015, we had $23.8 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to foreign operating loss carryforwards and other tax attributes.  The valuation allowance was decreased in the current year to date period by $1.9 million to reflect the expected realization of certain deferred assets in Australia.  We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

In July 2015, the FASB approved delaying the effective date of the new standard by one year.  As a result, this guidance will be effective for us in the first quarter of fiscal 2019, ending December 31, 2018.  Early adoption is permitted as of the original effective date, but not earlier. We are currently in the process of evaluating the impact of adoption of this ASU on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for us in the first quarter of fiscal 2017, ending December 31, 2016. Early adoption is permitted. We do not expect the adoption of this standard to materially impact our Consolidated Financial Statements.

Except as noted above, there have been no significant changes to our assessment of the impact of recently issued accounting standards included in Note 1 of Notes to Consolidated Financial Statements in our 2014 Form 10-K.

2.  Supplementary Balance Sheet Information

	June 30, 2015	September 30, 2014

Allowance for possible losses and discounts on trade receivables	$26.1	$31.4

Inventories:
Finished products	$88.8	$93.5
Raw materials and work in process	81.1	82.7
Total inventory	$169.9	$176.2

Accumulated depreciation of property, plant and equipment	$599.5	$588.1

Accumulated amortization of software and other intangible assets	$302.0	$283.3

Preferred stock, without par value:
Shares authorized	1,000,000	1,000,000
Shares issued	None	None

Common stock, without par value:
Shares authorized	199,000,000	199,000,000
Shares issued	80,323,912	80,323,912
Shares outstanding	56,715,942	57,439,911

Treasury shares	23,607,970	22,884,001

3. Acquisitions

Trumpf Medical

On August 1, 2014, we completed the acquisition of Trumpf Medical (“Trumpf”) and funded the transaction with a combination of cash on hand and borrowings under our revolving credit facility.  Trumpf provides a portfolio of well-established operating room (OR) infrastructure products such as surgical tables, surgical lighting, and supply units and expands our product offerings in the surgical suite.

The purchase price was $232.9 million ($226.6 million net of cash acquired).  The results of Trumpf are included in the Condensed Consolidated Financial Statements since the date of acquisition.

The following summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition.  In fiscal 2015, we made certain adjustments to the opening balance sheet as of the acquisition date to reflect certain fair value adjustments and, in the second quarter, recorded a $3.0 million liability to reflect the final settlement of certain purchase agreement provisions with the seller, which has subsequently been paid.  These adjustments were not material to prior period financial statements and therefore, the 2014 comparative period presented has not been revised to reflect these adjustments.  Fair values of assets and liabilities acquired are still considered preliminary and subject to further adjustments.

Amount

Trade receivables	$65.6
Inventory	63.6
Other current assets	24.2
Property, plant, and equipment	42.1
Goodwill	63.6
Trade name (5-year useful life)	6.7
Customer relationships (10-year weighted average useful life)	15.8
Developed technology (8-year weighted average useful life)	17.8
Other intangibles	4.8
Other noncurrent assets	0.7
Deferred tax asset	15.5
Current liabilities	(73.4)
Long term debt	(6.0)
Noncurrent liabilities	(8.1)
Total purchase price	$232.9

Goodwill was allocated entirely to our Surgical and Respiratory Care segment.  The goodwill related to the acquired German operations will be tax deductible in Germany while the remaining goodwill will not be deductible for tax purposes.

On an unaudited proforma basis, as if the Trumpf acquisition had been consummated prior to the earliest date of the financial results presented, our revenue would have been higher by approximately $79 million and $202 million for the quarter and year to date periods ended June 30, 2014.  As previously disclosed, the impact to net income on an unaudited proforma basis would not have been significant to our financial results for fiscal 2014.  The unaudited pro forma results are based on the Company’s historical financial statements and those of the Trumpf business and do not necessarily indicate the results of operations that would have resulted had the acquisition been completed at the beginning of the comparable period presented and are not indicative of the results of operations in future periods.

Other

We have used cash on hand for other business acquisitions and equity investments which we do not consider individually material to the Company’s financial position or results of operations.  These included one equity investment in which the investee was determined to be a VIE and Hill-Rom was determined to have a controlling financial interest, resulting in consolidation of the investee.  The portion of this investee’s assets, liabilities, and operating results which are not attributable to Hill-Rom’s equity investment are recognized in our Condensed Consolidated Financial Statements as attributable to noncontrolling interests.

Welch Allyn

In June 2015, we announced entry into a definitive agreement under which Hill-Rom will acquire Welch Allyn Holdings, Inc. (“Welch Allyn”) for $1.625 billion in cash and approximately 8.1 million newly-issued shares of Hill-Rom common stock, for a total combined purchase price of approximately $2.05 billion.  The purchase price is subject to adjustment for changes in stock price and normal true-up provisions in the merger agreement.  Welch Allyn is a leading manufacturer of medical diagnostic equipment and offers a diversified portfolio of devices that assess, diagnose, treat, and manage a wide variety of illnesses and diseases.  The transaction is expected to close on or prior to October 1, 2015 and will be financed with a combination of new borrowings and Hill-Rom common stock.  See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details related to the funding of the acquisition.

4.  Goodwill and Indefinite-Lived Intangible Assets

The following summarizes goodwill activity by reportable segment:

	North America	Surgical and Respiratory Care	International	Total
Balances at September 30, 2014:
Goodwill	$390.6	$333.5	$148.5	$872.6
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at September 30, 2014	32.5	333.5	33.8	399.8

Changes in Goodwill during the period:
Goodwill related to acquisitions	-	18.4	-	18.4
Currency translation effect	-	(8.8)	(3.1)	(11.9)

Balances at June 30, 2015:
Goodwill	390.6	343.1	145.4	879.1
Accumulated impairment losses	(358.1)	-	(114.7)	(472.8)
Goodwill, net at June 30, 2015	$32.5	$343.1	$30.7	$406.3

As discussed in Note 3, we recorded adjustments to goodwill during fiscal 2015 related to the Trumpf acquisition completed during the fourth quarter of fiscal 2014.  We also consolidated an investment made in fiscal 2015 that was determined to be a VIE in which we have a controlling financial interest.  The consolidation resulted in $12.1 million of goodwill being recorded within our Surgical and Respiratory Care segment.

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

Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The annual evaluation of goodwill performed during the third quarter of fiscal 2015 and 2014 did not result in any impairments.

A 10 percent reduction in the fair value of any of our reporting units would not result in an impairment charge.

Indefinite-lived intangible assets

We have various indefinite-lived intangible assets representing trade names with a carrying value of $32.9 million at both June 30, 2015 and September 30, 2014.  Testing for impairment must be performed annually, or on an interim basis upon the occurrence of a triggering event or change in circumstances that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount.  The annual evaluation of indefinite-lived intangible assets performed during the third quarter of fiscal 2015 and 2014 did not result in impairment.

5.  Financing Agreements

Total debt consists of the following:

	June 30, 2015	September 30, 2014
Revolving credit facility	$360.0	$265.0
Term loan current portion	20.0	16.2
Term loan long-term portion	145.0	160.0
Unsecured 7.00% debentures due on February 15, 2024	19.4	19.4
Unsecured 6.75% debentures due on December 15, 2027	29.8	29.8
Other	3.6	1.4
Total debt	577.8	491.8
Less current portion of debt	130.0	126.9
Total long-term debt	$447.8	$364.9

Prior to May 1, 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  Borrowings under the credit facility and term loan bore interest at variable rates specified therein, that were less than 2.0 percent.

On May 1, 2015, we entered into an Amended and Restated Credit Agreement (the “Current Credit Facility”) with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative agent, and each of Citizens Bank, N.A. Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents, which amended and restated our prior credit facility, entered into August 24, 2012.  The Current Credit Facility provides for revolving loans outstanding of up to $900.0 million at any time, plus term loans in the current principal amount of $165.0 million. We currently have $360.0 million of outstanding borrowings and undrawn letters of credit of $5.1 million under the revolving loan portion of the Current Credit Facility, leaving $534.9 million of available borrowing capacity.

All revolving loans under the Current Credit Facility mature May 1, 2020.  The term loans will continue to amortize so that $40.0 million of the remaining principal will be repaid through August 24, 2017, with the balance due at such date.

Borrowings under the Current Credit Facility bear interest based on a margin (which varies dependent upon the Company’s credit rating) over certain pre-defined index rates, selected at the Company’s option that are currently less than 2 percent.  The Current Credit Facility is guaranteed by several fully owned subsidiaries of the Company.  The Current Credit Facility contains terms and conditions, events of default, and customary covenants, including requiring that (1) the Company maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA of not more than 3.50:1.0; and (2) a ratio of Consolidated EBITDA to interest expense of not less than 3.00:1.0.   We are in compliance with all of our debt covenants as of June 30, 2015.

Unsecured debentures outstanding at June 30, 2015 have fixed rates of interest.  We have deferred gains included in the amounts above from the termination of previous interest rate swap agreements, and those deferred gains amounted to less than $1.0 million at both June 30, 2015 and September 30, 2014.  The deferred gains are being amortized and recognized as a reduction of interest expense over the remaining term of the related debt through 2024, and as a result, the effective interest rates on that debt have been and will continue to be lower than the stated interest rates.

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $1.3 million of outstanding standby letters of credit as of June 30, 2015.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of June 30, 2015, we had one interest rate swap agreement with a notional amount of $115.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2015 and an asset of $0.2 million as of September 30, 2014.  The fair value measurement for our interest rate swap is classified as Level 2, as described in Note 1.

The fair value of our debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The book values of our short-term debt instruments approximate fair value.  The estimated fair values of our long-term unsecured debentures were $55.5 million at both June 30, 2015 and September 30, 2014, and were based on observable inputs such as quoted prices in markets that are not active.  The estimated fair value of our term loan was $164.4 million and $175.2 million at June 30, 2015 and September 30, 2014 based on quoted prices for similar liabilities as of those dates.  The fair value measurements for both our long-term unsecured debentures and our term loan were classified as Level 2, as described in Note 1.

In conjunction with the pending acquisition of Welch Allyn, as outlined in Note 3, we intend to refinance our debt.  See the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014
Service cost	$1.4	$1.2	$4.1	$3.7
Interest cost	3.7	3.6	11.1	10.8
Expected return on plan assets	(4.3)	(4.2)	(12.8)	(12.6)
Amortization of unrecognized prior service cost, net	0.2	0.2	0.5	0.5
Amortization of net loss	1.3	0.8	4.0	2.4
Net pension expense	2.3	1.6	6.9	4.8
Special termination benefits	-	-	-	2.4
Net pension expense	$2.3	$1.6	$6.9	$7.2

We also sponsor a domestic postretirement health care plan that provides health care benefits to qualified retirees and dependents until eligible for Medicare.  Annual costs related to the domestic postretirement health care plan are not significant.

In April, 2015, we offered all terminated vested participants of our domestic master defined benefit retirement plan an option to receive a lump sum cash payout in lieu of their right to future periodic benefit payments under the plan upon their retirement.  The election window has closed, with initial participant elections received, and we anticipate the lump sum payments to be made in September 2015.  Based on the voluntary elections of participants during the window, we expect to incur a non-cash settlement charge of $7 to $10 million in the fourth quarter of fiscal 2015 with respect to this action.  The amount of the charge may vary due to possible changes in discount rates and asset returns before the measurement date, which will occur once the settlements are paid.

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

We have defined contribution savings plans that cover substantially all U.S. employees and certain non-U.S. employees.  The general purpose of these plans is to provide additional financial security during retirement by providing employees with an incentive to make regular savings.  Company contributions to the plans are based on eligibility and employee contributions.  Expense under these plans was $4.6 million and $4.1 million in each of the quarterly periods ended June 30, 2015 and 2014; and $12.6 million and $11.5 million in the year to date periods ended June 30, 2015 and 2014.

7.  Other Comprehensive Income

The following tables describe the changes in accumulated other comprehensive loss by component:

	Quarter Ended June 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$0.2	$-	$0.2	$(0.1)	$0.1	$(0.6)	$0.1	$(0.5)
Foreign currency translation adjustment	19.4	-	19.4	-	19.4	(104.8)	19.4	(85.4)
Change in pension and postretirement defined benefit plans	-	1.4	1.4	(0.6)	0.8	(38.1)	0.8	(37.3)
Total	$19.6	$1.4	$21.0	$(0.7)	$20.3	$(143.5)	$20.3	$(123.2)

	Quarter Ended June 30, 2014
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.7)	$-	$(0.7)	$0.2	$(0.5)	$(0.1)	$(0.5)	$(0.6)
Foreign currency translation adjustment	1.1	-	1.1	-	1.1	1.0	1.1	2.1
Change in pension and postretirement defined benefit plans	-	1.0	1.0	(0.4)	0.6	(29.7)	0.6	(29.1)
Total	$0.4	$1.0	$1.4	$(0.2)	$1.2	$(28.8)	$1.2	$(27.6)

	Year to Date Ended June 30, 2015
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.8)	$-	$(0.8)	$0.3	$(0.5)	$-	$(0.5)	$(0.5)
Foreign currency translation adjustment	(51.2)	-	(51.2)	-	(51.2)	(34.2)	(51.2)	(85.4)
Change in pension and postretirement defined benefit plans	0.1	4.1	4.2	(1.6)	2.6	(39.9)	2.6	(37.3)
Total	$(51.9)	$4.1	$(47.8)	$(1.3)	$(49.1)	$(74.1)	$(49.1)	$(123.2)

	Year to Date Ended June 30, 2014
	Other comprehensive income (loss)					Accumulated other comprehensive loss
	Prior to reclassification	Reclassification from	Pre-tax	Tax effect	Net of tax	Beginning balance	Net activity	Ending balance
Available-for-sale securities and currency hedges	$(0.6)	$0.1	$(0.5)	$0.2	$(0.3)	$(0.3)	$(0.3)	$(0.6)
Foreign currency translation adjustment	6.7	-	6.7	-	6.7	(4.6)	6.7	2.1
Change in pension and postretirement defined benefit plans	0.2	2.7	2.9	(1.2)	1.7	(30.8)	1.7	(29.1)
Total	$6.3	$2.8	$9.1	$(1.0)	$8.1	$(35.7)	$8.1	$(27.6)

The following table represents the items reclassified out of accumulated other comprehensive loss and the related tax effects:

	Quarter Ended June 30
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$1.4	$(0.6)	$0.8	$1.0	$(0.4)	$0.6

	Year to Date Ended June 30
	2015			2014
	Amount reclassified	Tax effect	Net of tax	Amount reclassified	Tax effect	Net of tax
Change in pension and postretirement defined benefit plans (a)	$4.1	$(1.6)	$2.5	$2.7	$(1.1)	$1.6
Available-for-sale securities and currency hedges (b)	-	-	-	0.1	-	0.1

(a) Reclassified from accumulated other comprehensive loss into cost of goods sold and selling and administrative expenses.  These components are included in the computation of net periodic pension expense.
(b) Reclassified from accumulated other comprehensive loss into other income (expense), net.

8.  Special Charges

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations.  As part of this action, we have announced the closure of sites in Redditch, England and Charleston, South Carolina.  Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers.  For the quarter and year to date ended June 30, 2015, we recorded severance and benefit charges of $2.0 million for approximately 160 employees to be displaced by the closures, as well as $0.2 million of other related costs.  We expect to incur approximately $4 million of additional charges over the next year for personnel costs and site closure expenses related to this action until the closures are complete.

Global Restructuring Program
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure.  This action included early retirement and reduction in force programs that eliminated over 200 net positions, primarily in the U.S., where the action was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015.  The program also included a reduction of our European manufacturing capacity and a streamlining of global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and has resulted in severance and benefit charges of $0.4 million and $5.0 million for the quarter and year to date ended June 30, 2015, as well as other costs of $1.8 and $5.2 million over the same periods related to legal and professional fees, temporary labor, project management, and other administrative functions.  In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through June 30, 2015, we have recognized aggregate special charges of $34.6 million, which are recorded in both fiscal 2014 and 2015.  Charges of $3.2 and $20.1 million were recorded in the quarter and year to date ended June 30, 2014, net of reversals.  We expect to incur $8 to $13 million of additional European restructuring costs through the completion of the program.

Discontinuance of Third-Party Payer Rentals
Also during the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.6 million in other related costs, net of a reversal of $0.2 million which was recorded in the third quarter of fiscal 2014.  This action is substantially complete.

Batesville Manufacturing Early Retirement Program
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

For all accrued severance and other benefit charges described above, we record restructuring reserves within other current liabilities and other long-term liabilities. The reserve activity for severance and other benefits during fiscal 2015 was as follows:

Balance at September 30, 2014	$11.7
Expenses	7.0
Cash Payments	(8.5)
Reversals	(0.5)
Balance at June 30, 2015	$9.7

9.  Income Taxes

The effective tax rate was 33.2 and 30.3 percent for the quarterly and year to date periods ended June 30, 2015 compared to 28.1 and 55.6 percent for the comparable prior year periods.

The effective rate for the current quarter is higher than the comparable period in fiscal 2014 due primarily to lower earnings in favorable rate jurisdictions.  The effective tax rate for the first nine months of fiscal 2015 is lower than the comparable period in fiscal 2014 due primarily to the $19.6 million of tax expense recognized in the prior year to establish a valuation allowance on the net deferred tax assets in France.  This compares to $3.5 million of tax benefits for the year to date period ended June 30, 2015 primarily related to the reversal of previously recorded valuation allowances in Australia, and the one-time catch-up tax benefit from the reinstatement of the research and development tax credit.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the Tax Act) was signed into law. The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014.  This credit had previously expired effective December 31, 2013.

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

Earnings per share are calculated as follows (share information in thousands):

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014

Net income attributable to common shareholders	$19.1	$26.1	$57.3	$36.0

Average shares outstanding - Basic	56,670	57,273	56,777	57,612
Add potential effect of exercise of stock options
and other unvested equity awards	1,229	887	1,166	887
Average shares outstanding - Diluted	57,899	58,160	57,943	58,499

Net income attributable to common shareholders per common share - Basic	$0.34	$0.46	$1.01	$0.62

Net income attributable to common shareholders per common share - Diluted	$0.33	$0.45	$0.99	$0.61

Shares with anti-dilutive effect excluded from the computation of Diluted EPS	239	746	457	497

11.  Common Stock

The stock-based compensation cost that was charged against income, net of tax, for all plans was $2.5 million and $8.9 million for the quarterly and year to date periods ended June 30, 2015 and $2.7 million and $8.4 million for the comparable prior year periods.

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

A reconciliation of changes in the warranty reserve for the periods covered in this report is as follows:

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014

Balance at beginning of period	$27.2	$34.1	$28.4	$38.1
Provision for warranties during the period	5.8	0.7	12.3	7.9
Warranty reserves acquired	1.1	-	2.2	-
Warranty claims during the period	(4.7)	(5.8)	(13.5)	(17.0)
Balance at end of period	$29.4	$29.0	$29.4	$29.0

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

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014
Revenue:
North America	$252.4	$211.6	$724.5	$641.6
Surgical and Respiratory Care	119.7	66.2	366.0	195.1
International	102.4	119.8	323.8	369.6
Total revenue	$474.5	$397.6	$1,414.3	$1,206.3

Divisional income:
North America	$51.3	$40.0	$142.1	$115.5
Surgical and Respiratory Care	18.2	17.5	55.9	47.8
International	1.9	4.7	9.1	15.4

Other operating costs:
Non-allocated operating and administrative costs	35.7	21.2	106.3	59.1
Special charges	4.4	3.0	11.9	32.4
Operating profit	31.3	38.0	88.9	87.2

Interest expense	(3.3)	(2.5)	(9.5)	(6.8)
Investment income and other, net	-	0.8	2.2	0.6
Income before income taxes	$28.0	$36.3	$81.6	$81.0

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

Hill-Rom Holdings, Inc. (“we,” “us,” or “our”) is a leading global medical technology company with approximately 8,000 employees worldwide.  We partner with health care providers in more than 100 countries by focusing on patient care solutions that improve clinical and economic outcomes in five core areas: Advancing Mobility, Wound Care and Prevention, Clinical Workflow, Surgical Safety and Efficiency, and Respiratory Health. Around the world, Hill-Rom's people, products, and programs work towards one mission: Enhancing outcomes for patients and their caregivers.

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

Net Revenue
	Quarter Ended June 30		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
Capital sales	$376.8	$302.8	24.4	32.7
Rental revenue	97.7	94.8	3.1	5.5
Total Revenue	$474.5	$397.6	19.3	26.2

	Year to Date Ended June 30		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
Capital sales	$1,125.9	$911.9	23.5	30.4
Rental revenue	288.4	294.4	(2.0)	(0.1)
Total Revenue	$1,414.3	$1,206.3	17.2	23.0

Capital sales increased for the three- and nine-month periods ended June 30, 2015 due to the Trumpf acquisition and higher patient support systems and clinical workflow solutions sales in our North America segment, partially offset by lower sales in our International segment on a reported basis, though they were flat on a constant currency basis.  Additionally, somewhat higher organic sales in our Surgical and Respiratory segment favorably impacted both the three- and nine-month periods.  Excluding Trumpf, organic sales increased 7.3 and 5.3 percent on a reported basis, or 12.8 and 9.9 percent on a constant currency basis, for the quarterly and year to date periods.

Rental revenue increased 3.1 percent for the quarter due to higher volumes resulting from recent contract wins in North America.  For the year to date period, rental revenue decreased 2.0 percent due to lower revenue in both the International and North America segments, partially offset by an increase in the Surgical and Respiratory segment.  On a constant currency basis, year to date rental revenue was essentially flat.  Excluding the effects of our discontinuance of third-party payer therapy product rentals, rental revenue increased 6.8 and 2.9 percent for the three- and nine-month periods ended June 30, 2015.  The North America decrease for the nine-month period was driven by the discontinuance of third-party payer therapy product rentals and continued pricing pressure, but was partially offset by improving volumes due to recent contract wins.  International rental revenue was down sharply on a reported basis in both the three- and nine-month periods, but was down only approximately 2 percent on a constant currency basis.  In Surgical and Respiratory Care, rental revenue has been relatively flat year over year.

Gross Profit

	Quarter Ended June 30		Percentage Change
	2015	2014
Gross Profit
Capital	$158.9	$134.6	18.1
Percent of Related Revenue	42.2%	44.5%

Rental	50.6	52.5	(3.6)
Percent of Related Revenue	51.8%	55.4%

Total Gross Profit	$209.5	$187.1	12.0
Percent of Total Revenue	44.2%	47.1%

	Year to Date Ended June 30		Percentage Change
	2015	2014
Gross Profit
Capital	$473.6	$403.0	17.5
Percent of Related Revenue	42.1%	44.2%

Rental	150.0	163.6	(8.3)
Percent of Related Revenue	52.0%	55.6%

Total Gross Profit	$623.6	$566.6	10.1
Percent of Total Revenue	44.1%	47.0%

Capital gross profit increased 18.1 percent for the quarter and 17.5 percent the year, while gross margin decreased 230 basis points and 210 basis points for the three- and nine-month periods ended June 30, 2015.  The margin rate decrease for the three- and nine-month periods is primarily driven by the impact of dilutive Trumpf margins, incremental field corrective action charges of $3.6 million and $6.6 million for the three- and nine-months ended June 30, 2015, respectively, and the prior year recognition of a $0.3 million and $2.8 million benefit from a change in our employee benefits program.  The nine-month period ended June 30, 2015 also includes recognition of $4.8 million of inventory step-up associated with purchase accounting for the Trumpf acquisition.  Excluding the aforementioned items, organic capital margins decreased 60 basis points for the quarter and increased 40 basis points for the year to date.  The margin changes for the quarter and year to date periods are primarily driven by pricing pressure, which has been more than offset by portfolio mix on a year to date basis.

Rental gross profit decreased 3.6 and 8.3 percent and gross margin decreased 360 basis points for both the three- and nine-month periods ended June 30, 2015.  The margin declines for the three- and nine-month periods are partially driven by the prior year recognition of a $0.2 million and $2.9 million benefit from the employee benefit program change referenced earlier, in addition to continued pricing pressure and higher field service costs and depreciation on the incremental capital expenditures necessary to serve recent contract wins in North America.

Other

	Quarter Ended June 30		Year to Date Ended June 30
	2015	2014	2015	2014

Research and development expenses	$23.3	$17.5	$67.3	$50.3
Percent of Total Revenue	4.9%	4.4%	4.8%	4.2%

Selling and administrative expenses	$150.5	$128.6	$455.5	$396.7
Percent of Total Revenue	31.7%	32.3%	32.2%	32.9%

Special charges	$4.4	$3.0	$11.9	$32.4

Interest expense	$(3.3)	$(2.5)	$(9.5)	$(6.8)
Investment income and other, net	$-	$0.8	$2.2	$0.6

Research and development expenses increased 33.1 and 33.8 percent for the three- and nine-month periods ended June 30, 2015 primarily due to the addition of Trumpf spending and additional investment in organic product development initiatives.  Selling and administrative expenses as a percent of total revenue decreased 60 basis points for the three-month period and 70 basis points for the nine-month period despite higher variable compensation costs due to an unusually low comparable in the prior year.  The improvements were due to operating leverage associated with higher revenue and ongoing cost control initiatives.  Selling and administrative expenses include acquisition and integration costs, acquisition-related intangible asset amortization, FDA remediation expenses, and litigation settlements and expenses that totaled $16.1 million and $40.5 million for the quarter and year to date ended June 30, 2015 and $10.6 million and $29.7 million in the prior year comparable periods.  Excluding these items, as well as the favorable impact of an employee benefits change of $0.6 million and $6.6 million recorded in the comparable prior year periods, selling and administrative expenses decreased 150 and 170 basis points as a percentage of revenue for the three- and nine-month periods ended June 30, 2015, respectively.

Site Consolidation
In the third quarter of fiscal 2015, we initiated a plan to streamline our operations and simplify our supply chain by consolidating certain manufacturing and distribution operations.  As part of this action, we have announced the closure of sites in Redditch, England and Charleston, South Carolina.  Upon closure, each site’s operations will either be relocated to other existing Company facilities or outsourced to third-party suppliers.  For the quarter and year to date ended June 30, 2015, we recorded severance and benefit charges of $2.0 million for approximately 160 employees to be displaced by the closures, as well as $0.2 million of other related costs.  We expect to incur approximately $4 million of additional charges over the next year for personnel costs and site closure expenses related to this action until the closures are complete.

Global Restructuring Program
During the second quarter of fiscal 2014, we announced a global restructuring program focused on improving our cost structure.  This action included early retirement and reduction in force programs that eliminated over 200 net positions, primarily in the U.S., where the action was substantially completed in fiscal 2014 with cash expenditures continuing during fiscal 2015.  The program also included a reduction of our European manufacturing capacity and a streamlining of global operations by, among other things, executing a back office process transformation program in Europe.  The restructuring in Europe is in process and has resulted in severance and benefit charges of $0.4 million and $5.0 million for the quarter and year to date ended June 30, 2015, as well as other costs of $1.8 and $5.2 million over the same periods related to legal and professional fees, temporary labor, project management, and other administrative functions.  In the second quarter of fiscal 2015, we also reversed $0.5 million of previously recorded severance and benefit charges due to certain plan participants declining continuing healthcare coverage.

Since the inception of the global restructuring program through June 30, 2015, we have recognized aggregate special charges of $34.6 million, which are recorded in both fiscal 2014 and 2015.  Charges of $3.2 and $20.1 million were recorded in the quarter and year to date ended June 30, 2014, net of reversals.  We expect to incur $8 to $13 million of additional European restructuring costs through the completion of the program.  Upon completion and full implementation, we expect this program to yield annual cost savings of approximately $30 million.  These amounts remain consistent with our initially disclosed estimates.

Discontinuance of Third-Party Payer Rentals
Also during the second quarter of fiscal 2014, we initiated a plan to discontinue third-party payer rentals of therapy products occurring primarily in home care settings.  Special charges recorded for this action included a $7.7 million non-cash tangible asset impairment charge, a $2.0 million charge for severance and other benefits for approximately 70 eliminated positions, and $1.6 million in other related costs, net of a reversal of $0.2 million which was recorded in the third quarter of fiscal 2014.  This action is substantially complete.

Batesville Manufacturing Early Retirement Program
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

Reported and Adjusted Earnings

	Quarter Ended June 30, 2015				Quarter Ended June 30, 2014
	Income Before Income Taxes	Income Tax Expense	NCI	Diluted EPS#	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$28.0	$9.3	$(0.4)	$0.33	$36.3	$10.2	$0.45
Adjustments:
Acquisition and integration costs	6.8	2.3	-	0.08	2.8	1.0	0.03
Acquisition-related intangible asset amortization	7.7	2.1	-	0.10	7.1	2.1	0.08
Employee benefits change	-	-	-	-	(1.2)	(0.4)	(0.01)
FDA remediation expenses	1.3	0.4	-	0.02	1.1	0.5	0.01
Field corrective actions	2.6	0.8	-	0.03	(1.0)	0.2	(0.02)
Litigation settlements and expenses	0.3	0.1	-	-	-	-	-
Special charges	4.4	0.9	-	0.06	3.0	0.2	0.05
Adjusted Earnings	$51.1	$15.9	$(0.4)	$0.62	$48.1	$13.8	$0.59

	Year to Date Ended June 30, 2015				Year to Date Ended June 30, 2014
	Income Before Income Taxes	Income Tax Expense	NCI	Diluted EPS*#	Income Before Income Taxes	Income Tax Expense	Diluted EPS

GAAP Earnings	$81.6	$24.7	$(0.4)	$0.99	$81.0	$45.0	$0.61
Adjustments:
Acquisition and integration costs	19.5	6.3	-	0.23	6.4	2.2	0.07
Acquisition-related intangible asset amortization	23.4	6.5	-	0.29	20.9	6.3	0.25
Employee benefits change	-	-	-	-	(13.4)	(5.1)	(0.14)
FDA remediation expenses	3.0	1.0	-	0.03	2.8	1.1	0.03
Field corrective actions	4.9	1.5	-	0.06	(1.7)	(0.6)	(0.02)
Litigation settlements and expenses	(0.6)	(0.2)	-	(0.01)	-	-	-
Special charges	11.9	1.2	-	0.18	32.4	10.5	0.37
Foreign valuation allowance	-	1.9	-	(0.03)	-	(19.6)	0.34
Adjusted Earnings	$143.7	$42.9	$(0.4)	$1.75	$128.4	$39.8	$1.51

* Does not add due to rounding.
# Diluted EPS column is shown on an attributable to common shareholders basis.
NCI = Net loss attributable to noncontrolling interests.

The effective tax rates for the three- and nine-month periods ended June 30, 2015 were 33.2 percent and 30.3 percent compared to 28.1 and 55.6 percent for the comparable periods in the prior year.

The effective rate for the current quarter is higher than the comparable period in fiscal 2014 due primarily to lower earnings in favorable rate jurisdictions.  The effective tax rate for the first nine months of fiscal 2015 is lower than the comparable period in fiscal 2014 due primarily to the $19.6 million of tax expense recognized in the prior year to establish a valuation allowance on the net deferred tax assets in France.  This compares to $3.5 million of tax benefits for the year to date period ended June 30, 2015 primarily related to the reversal of previously recorded valuation allowances in Australia, and the one-time catch-up tax benefit from the reinstatement of the research and development tax credit.

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the Tax Act) was signed into law. The Tax Act retroactively extended the research and development tax credit for one year beginning January 1, 2014 through December 31, 2014.  This credit had previously expired effective December 31, 2013.

We expect the reinstatement of the research and development tax credit to favorably impact the effective tax rate for fiscal 2015 by nearly $2 million through a combination of a one-time catch-up adjustment from the reinstatement of the credit recorded in our first quarter of fiscal 2015 and the inclusion of the limited current year research credit into the fiscal 2015 effective tax rate.

The adjusted effective tax rate for the three- and nine-month periods ended June 30, 2015 was 31.1 and 29.9 percent compared to 28.7 and 31.0 percent for the comparable periods in the prior year.

Net income attributable to common shareholders was $19.1 million for the quarter ended June 30, 2015 compared $26.1 million in the prior year period.  On an adjusted basis, quarterly net income attributable to common shareholders increased $1.3 million, or 3.8 percent.  Diluted earnings per share for the quarter decreased 26.7 percent from the prior year on a reported basis but increased 5.1 percent on an adjusted basis.  Net income attributable to common shareholders for the year to date period was $57.3 million compared to $36.0 million in the prior year.  On an adjusted basis, year to date net income attributable to common shareholders increased $12.6 million, or 14.2 percent.  Diluted earnings per share for the year to date increased 62.3 percent on a reported basis and 15.9 percent on an adjusted basis.

Business Segment Results of Operations

	Quarter Ended June 30		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
North America	$252.4	$211.6	19.3	20.0
Surgical and Respiratory Care	119.7	66.2	80.8	94.0
International	102.4	119.8	(14.5)	(0.3)
Total revenue	$474.5	$397.6	19.3	26.2

Divisional income:
North America	$51.3	$40.0	28.3
Surgical and Respiratory Care	$18.2	$17.5	4.0
International	$1.9	$4.7	(59.6)

	Year to Date Ended June 30		Percentage Change
				Constant
	2015	2014	As Reported	Currency
Revenue:
North America	$724.5	$641.6	12.9	13.5
Surgical and Respiratory Care	366.0	195.1	87.6	99.3
International	323.8	369.6	(12.4)	(1.0)
Total revenue	$1,414.3	$1,206.3	17.2	23.0

Divisional income:
North America	$142.1	$115.5	23.0
Surgical and Respiratory Care	$55.9	$47.8	16.9
International	$9.1	$15.4	(40.9)

North America

North America revenue increased 19.3 and 12.9 percent on a reported basis for the three- and nine-month periods ended June 30, 2015.  Capital sales were up 23.9 and 19.5 percent for the three- and nine-month periods primarily due to higher sales of patient support system and clinical workflow solution products.  Rental revenue increased by 8.9 percent for the three-month period and decreased 0.8 percent for the nine-month period.  The increase in the three-month period is the result of improved volumes from recent contract wins.  Negatively impacting rental revenue in both the three- and nine-month periods is the discontinuance of third-party payer therapy product rentals in the second half of fiscal 2014, along with continued pricing pressure.  Excluding the effects of our discontinuance of third-party payer therapy product rentals, rental revenue increased 14.7 and 6.3 percent for the three- and nine-month periods ended June 30, 2015.

North America divisional income increased 28.3 and 23.0 percent for the three- and nine-month periods ended June 30, 2015 due primarily to increased revenue and the resulting increase in gross profit.  Capital margins decreased slightly for the three-month period due to pricing pressure and were essentially flat for the nine-month period.  Rental margins declined during both periods as a result of continued pricing pressure, along with our increased investment in additional capacity to meet the higher volumes in fiscal 2015 from recent contract wins.  Divisional income benefited from improved leverage of operating expenses on higher revenue for both the quarterly and year to date periods.

Surgical and Respiratory Care

Surgical and Respiratory Care revenue increased 80.8 and 87.6 percent for the three- and nine-month periods ended June 30, 2015.  Excluding Trumpf, revenue for the three-month period increased 2.1 percent on a reported basis driven by surgical sales.  Organic revenue for the nine-month period ended June 30, 2015 increased 2.5 percent on a reported basis due to both higher respiratory and surgical sales.  Capital sales increased 107.8 and 113.2 percent for the three- and nine-month periods primarily due to the Trumpf acquisition.  Rental revenue in respiratory care has been relatively flat over the year.

Surgical and Respiratory Care divisional income increased 4.0 and 16.9 percent for the three- and nine-month periods ended June 30, 2015 due to the incremental gross profit from the Trumpf acquisition, but at a lower rate given the lower Trumpf margins.  Divisional income excluding Trumpf was impacted by increased investments in research and development and sales channel to support growth initiatives.

International

International revenue decreased 14.5 and 12.4 period on a reported basis, or 0.3 and 1.0 percent on a constant currency basis for the three- and nine-month periods ended June 30, 2015.  Capital sales decreased 14.1 and 12.1 percent on a reported basis, and 0.2 and 0.9 percent on a constant currency basis due to lower volumes in Europe and Latin America.  International rental revenue decreased 18.0 and 14.6 percent on a reported basis, and 1.5 and 2.0 percent on a constant currency basis for the three- and nine-month periods ended June 30, 2015 due to continued volume and pricing pressures.

International divisional income decreased for the three- and nine-month periods ended June 30, 2015 due primarily to lower revenue and the resulting decline in gross profit, partially offset by lower selling and administrative expenses, along with some unfavorable foreign currency impact.  Capital margins decreased for the quarter, but were essentially flat for the year to date period.  Rental margins decreased for the nine-month period ended June 30, 2015 due to reduced leverage of our fleet and field service infrastructure as revenue has declined quicker than our field service costs, along with continued pricing pressure.

Liquidity and Capital Resources
	Year to Date Ended June 30
	2015	2014
Cash Flows Provided By (Used In):
Operating activities	$124.4	$134.2
Investing activities	(104.4)	(50.3)
Financing activities	9.5	(99.0)
Effect of exchange rate changes on cash	(5.4)	(0.4)
Increase (Decrease) in Cash and Cash Equivalents	$24.1	$(15.5)

Operating Activities

Cash provided by operating activities totaled $124.4 million year to date in fiscal 2015.  Operating cash flows were driven by net income adjusted up for non-cash expenses, partially offset by changes in working capital.  Cash provided by operating activities decreased 7 percent from the comparable period in fiscal 2014, primarily due to changes in working capital, most notably in accounts receivable and through higher payments of restructuring liabilities and income taxes during the current year.

Investing Activities

Cash used for investing activities was $104.4 million during fiscal 2015.  The investing activities consist mainly of capital expenditures, which increased significantly from the prior year due to investments in our rental fleet to support volume increases from recent rental contract wins.

Financing Activities

Cash provided by financing activities was $9.5 million during fiscal 2015 and consisted mainly of borrowings on the revolving credit facility, offset by treasury stock acquired and dividend payments.  The financing proceeds support the higher rental fleet investment referenced earlier and treasury stock repurchases.  The net cash provided by financing activities in fiscal 2015 compares to a net use of cash in fiscal 2014, with the fluctuation primarily driven by increased borrowings, lower treasury stock purchases, and lower debt payments compared with the prior year.

Other Liquidity Matters

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions.

Prior to May 1, 2015, we had a credit facility that provided for revolving loans of up to $500.0 million, plus a term loan in the aggregate amount of $200.0 million.  Borrowings under the credit facility and term loan bore interest at variable rates specified therein, that were less than 2.0 percent.

On May 1, 2015, we entered into an Amended and Restated Credit Agreement (the “Current Credit Facility”) with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative agent, and each of Citizens Bank, N.A. Bank of America, N.A. and PNC Bank, National Association, as Co-Syndication Agents, which amended and restated our prior credit facility, entered into August 24, 2012.  The Current Credit Facility provides for revolving loans of up to $900.0 million at any time outstanding plus term loans in the current principal amount of $165.0 million. We currently have $360.0 million of outstanding borrowings and undrawn letters of credit of $5.1 million under the revolving loan portion of the Current Credit Facility, leaving $534.9 million of available borrowing capacity.

All revolving loans under the Current Credit Facility mature May 1, 2020.  The term loans will continue to amortize so that $40.0 million of the remaining principal will be repaid through August 24, 2017, with the balance due at such date.

Borrowings under the Current Credit Facility bear interest based on a margin (which varies dependent upon the Company’s credit rating) over certain pre-defined index rates, selected at the Company’s option that are currently less than 2 percent.  The Current Credit Facility is guaranteed by several fully owned subsidiaries of the Company.  The Current Credit Facility contains terms and conditions, events of default, and customary covenants, including requiring that (1) the Company maintain a ratio of Consolidated Indebtedness to Consolidated EBITDA of not more than 3.50:1.0; and (2) a ratio of Consolidated EBITDA to interest expense of not less than 3.00:1.0.   We are in compliance with all of our debt covenants as of June 30, 2015.

We believe that cash on hand and generated from operations, along with amounts available under the Current Credit Facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.  However, disruption and volatility in the credit markets could impede our access to capital.  As of May 1, 2015, our $900 million revolving credit facility is with a syndicate of banks.  The syndication group consists of twelve financial institutions, which we believe reduces our exposure to any one institution and would still leave us with significant borrowing capacity in the event that any one of the institutions within the group is unable to comply with the terms of our agreement

We have trade finance credit lines and uncommitted letter of credit facilities.  These lines are associated with the normal course of business and we had $1.3 million of outstanding standby letters of credit as of June 30, 2015.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of June 30, 2015, we had one interest rate swap agreement with a notional amount of $115.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2015 and an asset of $0.2 million as of September 30, 2014.

We have $49.2 million of senior notes outstanding at various fixed interest rates as of June 30, 2015, classified as long-term in the Condensed Consolidated Balance Sheet.

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

Over the long term, we intend to continue to pursue inorganic growth in certain areas of our business, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted.

During the first quarter of fiscal 2015, we purchased 1.2 million shares of our common stock for $54.8 million in the open market, leaving $64.7 million available for purchase.  The common stock was acquired under a $190 million share repurchase program approved by the Board of Directors in September 2013, which does not have an expiration date.  There are no plans to terminate this program in the future, but with the pending acquisition of Welch Allyn as outlined in Note 3 of the Notes to Condensed Consolidated Financial Statements and the increased borrowings we intend to incur to finance the acquisition, we will suspend our share repurchase activity temporarily to focus on deleveraging. Repurchases may be made on the open market or via private transactions, and are used for general business purposes.

As of June 30, 2015, $55.0 million of the Company’s cash and cash equivalents are held by our subsidiaries in foreign countries.  Portions of this may be subject to U.S. income taxation if repatriated to the U.S.  However, cash and cash equivalents held by foreign subsidiaries are largely used for operating needs outside the U.S.  Therefore, we have no need to repatriate this cash for other uses.  We believe that cash on hand and generated from operations, along with amounts available under our credit facility, will be sufficient to fund operations, working capital needs, capital expenditure requirements and financing obligations.

Financing of Welch Allyn Acquisition

In connection with the Welch Allyn acquisition, Hill-Rom intends to refinance its existing debt and fund the purchase price of the acquisition with a combination of new debt and the issuance of Hill-Rom common stock.  With respect to the new debt structure, Hill-Rom expects to enter into (i) a $1.0 billion senior secured term loan A facility (the ‘‘TLA Facility’’), (ii) an $800 million senior secured term loan B facility (the ‘‘TLB Facility’’) and (iii) a $500 million senior secured revolving facility (collectively with the TLA Facility and the TLB Facility, the ‘‘Senior Secured Facilities’’). In addition, Hill-Rom may issue up to an additional $425 million in debt pursuant to an unsecured note offering or unsecured bridge facility (the ‘‘Additional Debt Financing’’).  In connection with the execution of the merger agreement, Hill-Rom entered into a commitment letter with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC and certain other financial institutions with respect to the above financing.

Proceeds from the Senior Secured Facilities and the Additional Debt Financing will be used to finance, in part, the cash consideration for the merger and to pay fees and expenses incurred in connection with the merger. Hill-Rom’s debt outstanding as of June 30, 2015 was approximately $578 million and, immediately after the completion of the merger, the combined company’s debt is anticipated to be approximately $2.3 billion. Based on assumed interest rates, leverage ratios and credit ratings, the combined company’s debt service obligations, comprised of principal and interest (excluding capital leases), during the 12 months following the completion of the merger is expected to be approximately $150 million.

Credit Ratings

In July 2015, following the announcement and proposed financing of the Welch Allyn acquisition, Standard and Poor’s Rating Services and Moody’s Investor Service provided a credit rating downgrade to BB+ and (P)Ba2 with stable outlooks.

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

Our currency risk consists primarily of foreign currency denominated firm commitments and forecasted foreign currency denominated intercompany and third-party transactions.  At June 30, 2015, the notional amount of open foreign exchange contracts was $4.0 million.  The maximum length of time over which we hedge transaction exposures is 15 months.  Derivative gains/(losses), initially reported as a component of Accumulated Other Comprehensive Loss, are reclassified to earnings in the period when the transaction affects earnings.

We are exposed to market risk from fluctuations in interest rates.  The Company sometimes manages its exposure to interest rate fluctuations through the use of interest rate swaps (cash flow hedges).  As of June 30, 2015, we had one interest rate swap agreement with a notional amount of $115.0 million to hedge the variability of cash flows associated with a portion of the term loan variable interest rate payments for the period of January 2014 to August 2017.   The interest rate swap has been designated as a cash flow hedge.  The interest rate swap fair value was a $0.4 million liability as of June 30, 2015 and an asset of $0.2 million as of September 30, 2014.

For additional information on market risks related to our pension plan assets, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Form 10-K.

Item 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

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

Additionally, during the first quarter of fiscal 2015, we transitioned certain Völker transaction processing functions to our primary enterprise resource planning (“ERP”) system and completed the migration in our third quarter of fiscal 2015.  In connection with this transition, the affected Völker transactions are now subject to the internal controls applicable to our primary ERP system.

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

On June 16, 2015, we entered into an agreement to acquire Welch Allyn Holdings, Inc. (“Welch Allyn”), via a plan of merger.  Below are risk factors related to such transaction, which we expect to close on or before October 1, 2015.  Such risk factors have been adopted from our previously filed registration statement on Form S-4.  They may not necessarily be indicative of risks which shareholders of Hill-Rom as of the date of the filing of this Form 10-Q may face.

Risks Relating to the Merger

There is no assurance when or if the merger will be completed. Any delay in completing the merger may substantially reduce the benefits that Hill-Rom and Welch Allyn expect to obtain from the merger.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the merger agreement. There can be no assurance that Hill-Rom and Welch Allyn will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that Hill-Rom and Welch Allyn expect to achieve as a result of the merger and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger.

Hill-Rom and Welch Allyn can agree at any time to terminate the merger agreement, even if Welch Allyn shareholders have already adopted the merger agreement and thereby approved the merger and the other transactions contemplated by the merger agreement. Hill-Rom and Welch Allyn can also terminate the merger agreement under other specified circumstances.

Hill-Rom is expected to incur substantial expenses related to the merger and the integration of Welch Allyn.

Hill-Rom is expected to incur substantial expenses in connection with the merger and the integration of Welch Allyn. Specifically, based on estimates as of July 9, 2015, Hill-Rom expects to incur approximately $30 million of transaction costs related to the merger. Additionally, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and employee benefits. While Hill-Rom expects to incur integration and restructuring costs and other costs incurred to execute the transaction following completion of the merger in 2015 that are estimated to range between $35 million and $40 million, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that Hill-Rom expects to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although Hill-Rom and Welch Allyn expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, Hill-Rom and Welch Allyn cannot give any assurance that this net benefit will be achieved in the near term, or at all.

Covenants in the merger agreement place certain restrictions on Welch Allyn’s conduct of business prior to the closing of the merger.

The merger agreement restricts Welch Allyn from taking certain specified actions without Hill-Rom’s consent while the merger is pending. These restrictions may prevent Welch Allyn from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the merger.

The announcement and pendency of the merger could have an adverse effect on Hill-Rom’s and/or Welch Allyn’s business, financial condition, results of operations or business prospects.

The announcement and pendency of the merger could disrupt Hill-Rom’s and/or Welch Allyn’s businesses in the following ways, among others:

•
the attention of Hill-Rom’s and/or Welch Allyn’s management may be directed towards the completion of the merger and other transaction-related considerations and may be diverted from the day-to-day business operations of Hill-Rom and/or Welch Allyn, as applicable, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Hill-Rom and/or Welch Allyn, as applicable;

•
Hill-Rom’s and/or Welch Allyn’s employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect Hill-Rom’s and/or Welch Allyn’s ability to retain, recruit and motivate key personnel; and

•
customers, suppliers and other third parties with business relationships with Hill-Rom and/or Welch Allyn may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with Hill-Rom and/or Welch Allyn as a result of the merger, whether pursuant to the terms of their existing agreements with Hill-Rom and/or Welch Allyn or otherwise.

Any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, Hill-Rom and/or Welch Allyn.

The merger agreement contains provisions that limit Welch Allyn’s ability to pursue alternatives to the merger, which could discourage a potential acquirer of Welch Allyn from making an alternative transaction proposal.

The merger agreement contains provisions that make it more difficult for Welch Allyn to sell its business to a party other than Hill-Rom. These provisions include a general prohibition on Welch Allyn taking certain actions prior to the termination of the merger agreement that might lead to or otherwise facilitate a proposal by a third party for a competing transaction. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of the stock, properties or assets of Welch Allyn from considering or proposing such acquisition. In addition, following the execution of the merger agreement, Hill-Rom entered into a voting agreement and irrevocable proxy with certain shareholders of Welch Allyn representing in aggregate at least the number of shares of Welch Allyn common stock sufficient to approve the merger.

Failure to complete the merger could negatively impact the future business and financial results of Hill-Rom and Welch Allyn.

If the merger is not completed, the ongoing businesses of Hill-Rom and Welch Allyn may be adversely affected. Hill-Rom and Welch Allyn will be subject to several risks, including the following:

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees;

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the merger; and

•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

Hill-Rom and Welch Allyn cannot assure their respective shareholders that, if the merger is not completed, these risks will not materialize and will not materially adversely affect the business and financial results of either company.

Hill-Rom’s share price may fluctuate prior to the completion of the merger, and the value of the merger consideration at the closing of the merger may not be the same as at the time of the signing of the merger agreement.

Upon completion of the merger, shares of Welch Allyn common stock will be converted into the merger consideration, which will consist of cash and shares of Hill-Rom common stock. Any change in the market price of Hill-Rom common stock prior to completion of the merger will affect the dollar value of the stock consideration that Welch Allyn shareholders receive upon completion of the merger.  Changes in the market price of Hill-Rom common stock could result from a variety of factors, many of which are beyond Hill-Rom’s control, including:

•	general market and economic conditions, including market conditions in the medical product industry;

•	actual or expected variations in results of operations;

•	changes in recommendations by securities analysts;

•	operations and stock performance of industry participants;

•	significant acquisitions or strategic alliances by competitors;

•	sales of Hill-Rom common stock, including sales by Hill-Rom’s directors and officers or significant investors;

•	recruitment or departure of key personnel;

•	loss of customers or suppliers; and

•	failure to achieve the perceived benefits of the merger as rapidly as, or to the extent, expected.

The issuance of Hill-Rom common stock in connection with the merger could decrease the market price of Hill-Rom common stock.

In connection with the merger and as part of the merger consideration, Hill-Rom will issue shares of Hill-Rom common stock to Welch Allyn shareholders. The issuance of Hill-Rom common stock in the merger may result in fluctuations in the market price of Hill-Rom common stock, including a stock price decrease.

Welch Allyn shareholders will have a reduced ownership and voting interest in Hill-Rom after the merger relative to their current ownership and voting interest in Welch Allyn and, as a result, will be able to exert less influence over management.

In the merger, each Welch Allyn shareholder will receive shares of Hill-Rom common stock as a portion of the merger consideration, which will result in such Welch Allyn shareholder becoming a shareholder of Hill-Rom with a percentage ownership of Hill-Rom after the merger that is significantly smaller than such shareholder’s current percentage ownership of Welch Allyn. It is expected that Welch Allyn shareholders immediately prior to the merger will own, in the aggregate, approximately 13% of the outstanding shares of Hill-Rom common stock immediately after the completion of the merger.  Accordingly, Welch Allyn shareholders will have substantially less influence on the management and policies of Hill-Rom after the merger than they now have with respect to the management and policies of Welch Allyn.

There has been no public market for Welch Allyn common stock and the lack of a public market makes it difficult to determine the fair market value of Welch Allyn.

The outstanding capital stock of Welch Allyn is privately held and is not traded on any public market. The lack of a public market may make it more difficult to determine the fair market value of Welch Allyn than if Welch Allyn common stock were traded publicly. The value ascribed to Welch Allyn’s securities in other contexts may not be indicative of the price at which Welch Allyn common stock may have traded if it were traded on a public market. The merger consideration to be paid to Welch Allyn shareholders was determined based on negotiations between the parties and likewise may not be indicative of the price at which Welch Allyn common stock may have traded if it were traded on a public market.

Some of Welch Allyn’s directors and executive officers have interests in seeing the merger completed that are different from, or in addition to, those of other Welch Allyn stockholders. Therefore, some of Welch Allyn’s directors and executive officers may have a conflict of interest in recommending the proposals being voted on at Welch Allyn’s special meeting.

In considering the recommendation of the Welch Allyn board of directors that the Welch Allyn shareholders vote to approve the merger proposal at the special meeting of Welch Allyn shareholders, you should be aware that certain of Welch Allyn’s directors and executive officers have financial interests in the merger that are different from, or are in addition to, the interests of the Welch Allyn shareholders generally, as more fully described below. The members of the Welch Allyn board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the merger agreement, and in evaluating the merger and in recommending to the Welch Allyn shareholders that they approve the merger proposal at the special meeting of Welch Allyn shareholders.

The interests of the members of Welch Allyn’s board of directors generally include the right to receive, at the effective time of the merger (1) the cancellation of each outstanding PHASAR and PSU Award immediately prior to the effective time of the merger in exchange for the right to receive the Phantom Merger Consideration with respect to such PHASAR and each PSU Award (less the grant price in the case of PHASARs) and (2) accelerated cash payment of previously earned and vested amounts deferred under the Directors Deferred Compensation Plan.

The interests of Welch Allyn’s executive officers include the rights to:

•
at the effective time of the merger, cancellation of each outstanding PHASAR and PSU Awards immediately prior to the effective time of the merger in exchange for the right to receive the Phantom Merger Consideration (divided by 20 in the case of any PHASAR or PSU Awards granted prior to January 1, 2012) with respect to such PHASAR and each PSU Award (less the grant price in the case of PHASARs);

•
at the effective time of the merger, cancellation of each outstanding LTIP Cash Award in exchange for the total cash amount subject to such LTIP Cash Incentive Award (assuming satisfaction of performance goals at target levels);

•	at the effective time of the merger, accelerated cash payment of previously earned and vested amounts deferred under the Executive Deferred Compensation Plan;

•	at or following the effective time of the merger, special bonus payments to certain executive officers;

•	in the event of a qualifying termination of employment following the effective time of the merger, certain severance payments and benefits; and

•	certain continuing employee benefits following the effective time of the merger pursuant to the merger agreement.

Welch Allyn’s directors and executive officers also have the right to indemnification and insurance coverage following the effective time of the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes or other causes.

In general, Hill-Rom can refuse to complete the merger if there is a material adverse effect (as defined in the merger agreement) affecting Welch Allyn prior to the closing of the merger. However, some types of changes do not permit Hill-Rom to refuse to complete the merger, even if such changes would have a material adverse effect on Welch Allyn. If adverse changes occur but Hill-Rom must still complete the merger, the market price of Hill-Rom common stock may suffer.

Risks Relating to the Combined Company Following the Merger

Successful integration of Welch Allyn with Hill-Rom and successful operation of the combined company are not assured. Also, integrating Hill-Rom’s business with that of Welch Allyn may divert the attention of management away from operations.

If the merger is completed, Welch Allyn will become a wholly owned subsidiary of Hill-Rom but will, at least initially, continue its operations on a basis that is separate from Hill-Rom’s operations. There can be no assurance that after the merger Welch Allyn will be able to maintain and grow its business and operations. In addition, the market segments in which Welch Allyn operates may experience declines in demand and/or new competitors. Integrating and coordinating certain aspects of the operations and personnel of Welch Allyn with Hill-Rom will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may not result in the full benefits expected by Hill-Rom and Welch Allyn, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	issues in integrating manufacturing, warehouse and distribution facilities, research and development and sales forces;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems;

•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and

•	unforeseen and unexpected liabilities related to the merger or Welch Allyn’s business.

Additionally, the integration of Hill-Rom’s and Welch Allyn’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the combined company’s business, financial condition and operating results.

The pro forma financial statements are presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the completion of the merger.

The pro forma financial statements contained in the 8-K filed on July 14, 2015 are presented for illustrative purposes only and may not be an indication of the combined company’s financial condition or results of operations following the completion of the merger for several reasons. The pro forma financial statements have been derived from the historical financial statements of Hill-Rom and Welch Allyn and adjustments and assumptions have been made regarding the combined company after giving effect to the merger. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy.  Moreover, the pro forma financial statements do not reflect all costs that are expected to be incurred by the combined company in connection with the merger. For example, the impact of any incremental costs incurred in integrating Hill-Rom and Welch Allyn are not reflected in the pro forma financial statements. As a result, the actual financial condition and results of operations of the combined company following the completion of the merger may not be consistent with, or evident from, these pro forma financial statements. The assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the combined company’s financial condition or results of operations following the merger. Any decline or potential decline in the combined company’s financial condition or results of operations may cause significant variations in the market price of Hill-Rom common stock.

The combined company’s business may suffer if it does not retain its senior management.

The combined company’s future success requires it to continue to attract and retain competent personnel. In particular, the combined company’s future success will depend on its senior management.  As a result of the merger, Hill-Rom’s and Welch Allyn’s current and prospective employees could experience uncertainty about their future roles and the integration process. The loss of services of members of the combined company’s senior management team could adversely affect its business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the combined company may be unable to locate or employ qualified personnel on acceptable terms.

Hill-Rom will incur substantial additional indebtedness in connection with the merger, may not be able to refinance the bridge credit agreement on favorable terms, if drawn upon, and may not be able to meet all of its debt obligations.

In connection with the merger, Hill-Rom expects to enter into (i) a $1.0 billion senior secured term loan A facility (the ‘‘TLA Facility’’), (ii) a $800 million senior secured term loan B facility (the ‘‘TLB Facility’’) and (iii) a $500 million senior secured revolving facility (collectively with the TLA Facility and the TLB Facility, the ‘‘Senior Secured Facilities’’). In addition, Hill-Rom may issue up to an additional $425 million in debt pursuant to an unsecured note offering or unsecured bridge facility (the ‘‘Additional Debt Financing’’). Proceeds from the Senior Secured Facilities and the Additional Debt Financing will be used to finance, in part, the cash consideration for the merger and to pay fees and expenses incurred in connection with the merger. Hill-Rom’s debt outstanding as of June 30, 2015 was approximately $578 million and, immediately after the completion of the merger, the combined company’s debt is anticipated to be approximately $2.3 billion. As of June 30, 2015, Hill-Rom’s debt service obligations, comprised of principal and interest (excluding capital leases), during the next 12 months would, in the absence of the merger, have been approximately $30 million.

Based on assumed interest rates, leverage ratios and credit ratings, the combined company’s debt service obligations, comprised of principal and interest (excluding capital leases), during the 12 months following the completion of the merger is expected to be approximately $150 million. As a result of this increase in debt, demands on the combined company’s cash resources will increase after the completion of the merger. The increased level of debt could, among other things:

•
require the combined company to dedicate a large portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•
limit the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which Hill-Rom operates;

•	restrict the combined company’s ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place the combined company at a competitive disadvantage compared to its competitors that have less debt;

•	adversely affect the combined company’s credit rating, with the result that the cost of servicing the combined company’s indebtedness might increase;

•	adversely affect the market price of Hill-Rom common stock; and

•	limit the combined company’s ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

The market price of Hill-Rom common stock after the merger may be subject to significant fluctuations and may be affected by factors different from those currently affecting the market price of Hill-Rom common stock.

Upon completion of the merger, each Welch Allyn shareholder will become a Hill-Rom shareholder. While Hill-Rom common stock has an observable trading history, Hill-Rom common stock on a post-merger basis may trade differently than its pre-merger trading history, and the market price of Hill-Rom common stock could be subject to significant fluctuations following the merger.  In addition, the businesses of Hill-Rom differ from those of Welch Allyn in important respects and, accordingly, the results of operations of the combined company and the market price of Hill-Rom common stock following the merger may be affected by factors different from those currently affecting the independent results of operations of Hill-Rom and Welch Allyn.

The merger may cause dilution to Hill-Rom’s earnings per share, which may negatively affect the market price of Hill-Rom common stock.

Although Hill-Rom anticipates that the merger will have an immediate accretive impact on the adjusted earnings per share of Hill-Rom common stock, Hill-Rom’s current expectation is based on preliminary estimates as of the date of the public announcement of the merger, which may materially change. Hill-Rom could also encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated to result from the merger. In addition, Hill-Rom expects that Welch Allyn shareholders immediately prior to the merger will own, in the aggregate, approximately 13% of the then outstanding shares of Hill-Rom common stock following the merger, based on the number of outstanding shares of Hill-Rom common stock on June 16, 2015. Once its shares are issued in the merger, Hill-Rom’s earnings per share may be lower than it would have been in the absence of the merger. All of these factors could cause dilution to Hill-Rom’s earnings per share or decrease or delay the expected accretive effect of the merger, and cause a decrease in the market price of Hill-Rom common stock. There can be no assurance that any increase in Hill-Rom’s earnings per share will occur, even over the long term. Any increase in Hill-Rom’s earnings per share as a result of the merger is likely to require, among other things, Hill-Rom to successfully manage the operations of Welch Allyn and increase the consolidated earnings of Hill-Rom after the merger.

The rights of Welch Allyn shareholders who become Hill-Rom shareholders in the merger will be governed by the Hill-Rom articles of incorporation and the Hill-Rom by-laws.

Welch Allyn shareholders who receive shares of Hill-Rom common stock in the merger will become Hill-Rom shareholders and will be governed by the Hill-Rom articles of incorporation and the Hill-Rom by-laws, rather than the Welch Allyn certificate of incorporation and the Welch Allyn by-laws.  There may be material differences between the current rights of Welch Allyn shareholders, as compared to the rights they will have as Hill-Rom shareholders.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares That
	Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
Period	Purchased (1)	per Share	Programs (2)	the Programs (2)

April 1, 2015 - April 30, 2015	1,198	$50.62	-	$64.7
May 1, 2015 - May 31, 2015	-	$-	-	$64.7
June 1, 2015 - June 30, 2015	2,830	$52.76	-	$64.7
Total	4,028	$52.12	-	$64.7

(1)	Shares purchased during the quarter ended June 30, 2015 were in connection with the employee payroll tax withholding for restricted and deferred stock distributions.

(2)
In September 2013, the Board approved an expansion of its previously announced share repurchase authorization to a total of $190.0 million.  As of June 30, 2015, a cumulative total of $125.3 million has been used under this existing authorization.  The plan does not have an expiration date and currently there are no plans to terminate this program in the future.

Item 5.       OTHER INFORMATION

On August 4, 2015, Susan Lichtenstein, Senior Vice President, Chief Legal Officer and Secretary, informed the Company that she would leave the Company by the end of calendar year 2015.

Item 6.       EXHIBITS

A.	Exhibits

2.1
Merger Agreement, dated June 16, 2015, by and among Hill-Rom Holdings, Inc., Empire Merger Sub Corp. and Welch Allyn Holdings, Inc. (Incorporated by reference as Exhibit 2.1 filed with the Company’s Form 8-K on June 17, 2015).

10.1
Voting Agreement, dated June 16, 2015, by and among Hill-Rom Holdings, Inc., Empire Merger Sub Corp. and certain shareholders of Welch Allyn. (Incorporated by reference as Exhibit 10.1 filed with the Company’s Form 8-K on June 17, 2015).

	10.2	Employment Agreement between Hill-Rom Holdings, Inc. and Carlos Alonso dated March 19, 2015

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Extension Labels Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILL-ROM HOLDINGS, INC.
(Registrant)

DATE: August 7, 2015	By:	/s/ Steven J. Strobel
	Name: Title:	Steven J. Strobel Senior Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)